Form 10-Q
period 2007-09-30
Clean Energy Fuels Corp.
filed 2007-11-13
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No ☒

As of November 1, 2007, there were 44,214,095 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2006 and September 30, 2007 (Unaudited)

	December 31, 2006	September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$937,445	$74,769,017
Short-term investments	—	14,809,636
Accounts receivable, net of allowance for doubtful accounts of $352,050 and $470,607 as of December 31, 2006 and September 30, 2007, respectively	10,997,328	10,579,361
Other receivables	37,818,905	16,715,379
Inventories, net	2,558,689	3,780,465
Prepaid expenses and other current assets	4,862,335	12,102,458
Total current assets	57,174,702	132,756,316

Land, property and equipment, net	54,888,739	80,471,904
Capital lease receivables	1,412,500	863,250
Notes receivable and other long term assets	2,499,106	13,741,968
Goodwill and other intangible assets	20,957,589	20,930,971
Total assets	$136,932,636	$248,764,409

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long term debt and capital lease obligations	$57,499	$61,958
Accounts payable	6,697,363	7,875,906
Accrued liabilities	5,023,051	7,101,027
Deferred revenue	585,505	557,763
Total current liabilities	12,363,418	15,596,654

Long term debt and capital lease obligations, less current portion	224,897	177,855
Other long term liabilities	1,428,464	1,361,912
Total liabilities	14,016,779	17,136,421

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share. 1,000,000 shares authorized; issued and outstanding, no shares	—	—
Common stock, par value $0.0001 per share. 99,000,000 shares authorized; issued and outstanding 34,192,161 shares and 44,210,245 shares at December 31, 2006 and September 30, 2007, respectively	3,419	4,421
Additional paid-in capital	181,678,861	295,704,376
Accumulated deficit	(60,192,221)	(66,170,272)
Accumulated other comprehensive income	1,425,798	2,089,463
Total stockholders’ equity	122,915,857	231,627,988
Total liabilities and stockholders’ equity	$136,932,636	$248,764,409

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended
September 30, 2006 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Revenue	$22,245,867	$29,210,164	$64,800,859	$88,040,804
Operating expenses:
Cost of sales	18,237,804	20,252,744	54,933,048	64,100,466
Derivative losses	64,999,238	—	65,281,586	—
Selling, general and administrative	5,599,136	9,528,605	14,864,820	26,269,201
Depreciation and amortization	1,620,387	1,814,176	4,221,116	5,090,396
Total operating expenses	90,456,565	31,595,525	139,300,570	95,460,063
Operating loss	(68,210,698)	(2,385,361)	(74,499,711)	(7,419,259)

Interest income, net	(408,143)	(1,414,120)	(818,943)	(2,253,083)
Other expense, net	53,141	50,000	11,075	229,177
Loss before income taxes	(67,855,696)	(1,021,241)	(73,691,843)	(5,395,353)
Income tax expense (benefit)	(9,040,439)	523,729	(10,773,775)	582,698
Net loss	$(58,815,257)	$(1,544,970)	$(62,918,068)	$(5,978,051)

Loss per share
Basic	$(1.72)	$(0.03)	$(2.04)	$(0.15)
Diluted	$(1.72)	$(0.03)	$(2.04)	$(0.15)

Weighted average common shares outstanding
Basic	34,179,961	44,195,339	30,829,470	38,919,129
Diluted	34,179,961	44,195,339	30,829,470	38,919,129

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2007
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(62,918,068)	$(5,978,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,221,116	5,090,396
Provision for doubtful accounts	154,730	1,179,600
Unrealized loss on futures contracts	8,956,599	—
Loss on disposal of assets	—	178,674
Deferred income taxes	(10,773,775)	—
Non-cash derivative contract loss	64,999,238	—
Stock option expense	—	5,425,443
Changes in operating assets and liabilities:
Accounts and other receivables	(1,722,186)	9,099,031
Inventories	(277,279)	(1,221,776)
Capital lease receivables	549,250	549,250
Margin deposits on futures contracts	(30,858,400)	—
Prepaid expenses and other assets	(2,349,483)	(9,436,235)
Accounts payable	(1,434,466)	1,269,128
Income taxes payable	(6,312,000)	—
Accrued expenses and other	589,794	2,479,123
Net cash provided by (used in) operating activities	(37,174,930)	8,634,583

Cash flows from investing activities:
Purchases of property and equipment	(11,311,061)	(30,252,537)
Purchase of short-term investments	—	(14,809,636)
Net cash used in investing activities	(11,311,061)	(45,062,173)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(781,658)	(42,583)
Proceeds from exercise of stock options	8,880	79,142
Proceeds from issuance of common stock	21,951,788	110,222,603
Net cash provided by financing activities	21,179,010	110,259,162

Net increase (decrease) in cash	(27,306,981)	73,831,572
Cash, beginning of period	28,763,445	937,445
Cash, end of period	$1,456,464	$74,769,017

Supplemental disclosure of cash flow information
Income taxes paid	$6,314,029	$250
Interest paid	416,852	80,749

Non-cash financing activities:
Margin deposits directly advanced by majority stockholder to broker under line of credit	$31,055,000	$—

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

Basis of Presentation:    The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2006 and 2007. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2006 and 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 that are included in the Company’s Form S-1 filed with the SEC.

Note 2 — Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market funds and government and corporate debt securities with original maturity dates of three months or less. Such investments are stated at cost, which approximates fair value.

Note 3 — Short-Term Investments

Short-term investments, which are classified as “available for sale,” generally consist of commercial paper and government and commercial debt securities with original maturity dates between three and six months. Short-term investments are marked-to-market at each period end with any unrealized gains or losses included in the condensed consolidated balance sheets under the line item accumulated other comprehensive income.

Note 4 — Derivative Financial Instruments

The Company, in an effort to manage its natural gas commodity price risk exposures, utilizes derivative financial instruments. The Company often enters into natural gas futures contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed-price arrangements. The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS  133 requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The Company’s derivative instruments did not qualify for hedge accounting under SFAS  133 for the year ended December 31, 2006. As such, changes in the fair value of the derivatives were recorded directly to the consolidated statements of operations during the year. The Company did not have any futures contracts outstanding during the three or nine month periods ended September 30, 2007.

The Company marks to market its open futures position at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the accompanying condensed consolidated statements of operations. For the nine month periods ended September 30, 2006 and 2007, the Company’s unrealized net loss amount totaled $73,955,837 and $0, respectively.

The Company is required to make certain deposits on its futures contracts, should any exist. At December 31, 2006 and September 30, 2007, the Company did not have any deposits outstanding as it did not have any futures contracts outstanding at the end of these periods.

During the nine months ended September 30, 2006 and 2007, the Company recognized realized gains of $8,674,251 and $0, respectively, related to the sales of futures contracts.

Note 5 — Fixed Price and Price Cap Sales Contracts

The Company has entered into contracts with various customers, primarily municipalities, to sell liquefied natural gas (LNG) or compressed natural gas (CNG) at fixed prices or at prices subject to a price cap. As of January 1, 2007, the Company no longer intends to enter into price cap contracts. The contracts generally range from two to five years. The most significant cost component of LNG and CNG is the price of natural gas.

As part of determining the fixed price or price cap in the contracts, the Company works with its customers to determine their future usage over the contract term. However, the Company’s customers do not agree to purchase a minimum amount of volume or guarantee their volume of purchases. There is not an explicit volume in the contract as the Company agrees to sell its customers volumes on an “as needed” basis, also known as a “requirements contract.”  The volume required under these contracts varies each month, and is not subject to any minimum commitments. For U.S. generally accepted accounting purposes, there is not a “notional amount,” which is one of the required conditions for a transaction to be a derivative pursuant to the guidance in SFAS  133.

The Company’s sales agreements that fix the price or cap the price of LNG or CNG that it sells to its customers are, for accounting purposes, firm commitments, and U.S. generally accepted accounting principles do not require or allow the Company to record a loss until the delivery of the gas and corresponding sale of the product occurs. When the Company enters into these fixed price or price cap contracts with its customers, the price is set based on the prevailing index price of natural gas at that time. However, the index price of natural gas constantly changes, and a difference between the fixed price of the natural gas included in the customer’s contract price and the corresponding index price of natural gas typically develops after the Company enters into the sales contract (with the price of natural gas having historically increased). From time to time, the Company has also entered into natural gas futures contracts to offset economically the adverse impact of rising natural gas prices (see Note 4) and, if the Company believed the price of natural gas would decline in the future, periodically sold such contracts.

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

The following table summarizes important information regarding the Company’s fixed price and price cap supply contracts under which it is required to sell fuel to its customers as of September 30, 2007:

	Estimated volumes (a)	Average price (b)	Contracts duration
CNG fixed price contracts	1,490,621	$1.13	through 12/13
LNG fixed price contracts	17,210,187	$.38	through 7/09
CNG price cap contracts	5,027,520	$.86	through 12/09
LNG price cap contracts	9,663,782	$.56	through 12/08

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

At September 30, 2007, based on natural gas futures prices as of that date, the Company estimates it will incur between $5.0 million and $6.2 million to cover the increased price of natural gas above the inherent price of natural gas embedded in its customer’s fixed price and price cap contracts over the duration of the contracts. These estimates were based on natural gas futures prices on September 30, 2007, and these estimates may change based on future natural gas prices and may be significantly higher or lower. The Company’s volumes under these contracts, in gasoline gallon equivalents, expire as follows:

October 1, 2007 through December 31, 2007	5,490,150
2008	15,250,419
2009	2,486,896
2010	230,000
2011	230,000
2012	230,000
2013	230,000

Note 6 —Other Receivables

Other receivables at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007

Loans to customers to finance vehicle purchases	$816,837	$1,342,671
Advances to vehicle manufacturers	2,465,776	4,436,706
Fuel tax credits	3,810,109	4,016,766
Futures contracts deposit receivable	22,900,000	—
Income tax receivable	5,600,071	5,017,623,
Other	2,226,112	1,901,613
	$37,818,905	$16,715,379

Note 7 — Land, Property and Equipment

Land, property and equipment, at cost, at December 31, 2006 and September 30, 2007 are summarized as follows:

	December 31, 2006	September 30, 2007
Land	$472,616	$472,616
LNG liquefaction plant	12,898,178	12,898,178
Station equipment	36,913,552	42,967,572
LNG tanker trailers	8,253,415	11,865,380
Other equipment	6,144,553	6,611,031
Construction in progress	7,304,612	27,986,367
	71,986,926	102,801,144
Less accumulated depreciation	(17,098,187)	(22,329,240)
	$54,888,739	$80,471,904

Note 8 — Accrued Liabilities

Accrued liabilities at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
Salaries and wages	$1,286,196	$2,635,467
Accrued gas purchases	1,566,847	2,376,895
Other	2,170,008	2,088,665
	$5,023,051	$7,101,027

Note 9 — Earnings Per Share

Basic earnings per share is based upon the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Basic and diluted:
Weighted average number of common shares outstanding	34,179,961	44,195,339	30,829,470	38,919,129

Certain securities were excluded from the diluted earnings per share calculations at September 30, 2006 and 2007, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of September 30, 2006 and 2007 for these instruments are as follows:

	September 30,
	2006	2007

Options	2,414,750	5,720,666
Warrants	—	15,000,000

Note 10 — Comprehensive Income

The following table presents the Company’s comprehensive income for the nine months ended September 30, 2006 and 2007:

	Nine Months Ended September 30,
	2006	2007
Net loss	$(62,918,068)	$(5,978,051)
Foreign currency translation adjustments	275,272	663,665

Comprehensive loss	$(62,642,796)	$(5,314,386)

Note 11 — Stock Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Stock options
Share-based compensation expense	$—	$1,592,789	$—	$5,425,443
Income tax benefit	—	—	—	—
Share-based compensation expense, net of tax	$—	$1,592,789	$—	$5,425,443

Stock Options

The following table summarizes all stock option activity during the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2006	2,402,250	$2.97
Granted	3,337,500	12.17
Exercised	(18,084)	4.38
Cancelled/Forfeited	(1,000)	12.00
Outstanding at September 30, 2007	5,720,666	8.36

Exercisable at September 30, 2007	2,848,833	4.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007:

Nine Months Ended September 30, 2007

Dividend yield	0.00%
Expected volatility	55.00%
Risk-free interest rate	4.81%
Expected life in years	5.75

The weighted average grant date fair value of options granted using these assumptions was $6.81 for the nine months ended September 30, 2007.

Note 12 — Use of Estimates

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

Note 13 — Environmental Matters, Litigation, Claims, Commitments and Contingencies

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

From time to time, the Company may become party to legal actions arising in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that the Company may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company’s consolidated financial position or results of operations. However, the Company believes that the ultimate resolution of such actions will not have a material adverse affect on the Company’s consolidated financial position, results of operations, or liquidity.

As of September 30, 2007, the Company had entered into purchase commitments totaling $33.0 million related to constructing its LNG liquefaction plant in California, of which $16.8 million had been paid as of this date.

Note 14 — Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. On December 31, 2006 and September 30, 2007, the Company’s liabilities for uncertain tax positions were not significant.

The Company’s policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the provisions for income and other taxes on the consolidated condensed statements of income. The net interest and penalties incurred were immaterial for the three and nine months ended September 30, 2006 and 2007.

The Company is subject to audit by tax authorities for varying periods in various tax jurisdictions. Taxable years from 2002 and 2003, respectively, are subject to audit for state and U.S. federal corporate income tax purposes. The Company is currently under audit by the State of California for tax years 2004 and 2005. Disputes may arise during the course of such audits as to facts and matters of law.

During June 2007, the Company requested permission from the Internal Revenue Service to change its method of accounting for its derivative gains and losses related to futures contracts that are sold in one period but relate to a subsequent period. On July 5, 2007, the Internal Revenue Service granted the Company’s request. The Company began reporting the income tax impact of the change in the third quarter of 2007. The Company anticipates that the adoption of the new method will create a federal and state alternative minimum tax liability in the amount of $825,000 for 2007, which liability will generate a corresponding alternative minimum tax credit in the same amount which can be carried forward indefinitely to offset future regular income tax liability in excess of the tentative minimum tax.

Note 15 — Subsequent Event

On October 17, 2007, the Company entered into an LNG sales agreement with Spectrum Energy Services, LLC (SES), to purchase, on a take-or-pay basis over a term of 10 years, 45,000 gallons per day of LNG from a plant to be constructed by SES in Ehrenberg, Arizona, which is near the California border.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. See “Risk Factors” in Part II, Item 1A of this report for a discussion of some of these risks and uncertainties. This discussion should be read with our financial statements and related notes included elsewhere in this report.

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

Key operating data. In evaluating our operating performance, our management focuses primarily on (1) the amount of CNG and LNG gasoline gallon equivalents delivered and (2) our revenue and net income (loss). The following table, which you should read in conjunction with our financial statements and notes contained elsewhere in this report, presents our key operating data for the years ended December 31, 2004, 2005 and 2006 and for the three and nine months ended September 30, 2006 and 2007:

Gasoline gallon equivalents delivered (in millions)	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2007	Nine months ended September 30, 2007
CNG	30.6	36.1	41.9	11.3	31.0	12.9	36.3
LNG	15.7	20.7	26.5	6.9	19.7	7.1	20.8

Total	46.3	56.8	68.4	18.2	50.7	20.0	57.1

Operating data
Revenue	$57,641,605	$77,955,083	$91,547,316	$22,245,867	$64,800,859	$29,210,164	$88,040,804
Net income (loss)	2,129,241	17,257,587	(77,500,741)	(58,815,257)	(62,918,068)	(1,544,970)	(5,978,051)

Key trends in 2004, 2005, 2006 and the first nine months of 2007. Vehicle fleet demand for natural gas fuels increased significantly from January 1, 2004 through the first nine months of 2007. This growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets. We capitalized on this growing demand by securing new fleet customers in a variety of markets, including public transit, refuse hauling, airports, taxis and regional trucking. Sales to previously existing customers also increased during these periods as they expanded their fleets.

The annual amount of CNG and LNG gasoline gallon equivalents we delivered increased by 48% from 2004 to 2006. The amount of CNG and LNG gasoline gallon equivalents we delivered from the first nine months of 2006 to the first nine months of 2007 increased by 13%. The increase in gasoline gallon equivalents delivered, together with generally higher prices we charged our customers due to higher natural gas prices, contributed to increased revenues during these periods. Our cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers and the increased price of natural gas.

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

Sources of liquidity and anticipated capital expenditures. In May 2007, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $108.5 million, after deducting underwriting discounts, commissions and offering expenses. Historically, our principal sources of liquidity have been cash provided by operations, capital contributions from our stockholders, our cash and cash equivalents and, during the third and fourth quarters of fiscal 2006, a revolving line of credit with Boone Pickens, a director and our largest stockholder. The line of credit was used to fund margin requirements on certain derivative contracts and was terminated in December 2006. In 2007, we expect to spend our cash primarily on building an LNG liquefaction plant in California, constructing new fueling stations, purchasing new LNG tanker trailers, financing natural gas vehicle purchases by our customers and for general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, and for working capital for our expansion. For more information, see “Liquidity and Capital Resources” below.

Volatility in operating results related to futures contracts. Historically, we have purchased futures contracts from time to time to help mitigate our exposure to natural gas price fluctuations in current periods and in future periods. Gains and losses related to our futures activities, which appear in the line item derivative (gains) losses in our consolidated financial statements, have materially impacted our results of operations in recent periods. For the years ended December 31, 2004, 2005 and 2006 derivative (gains) losses were $(10,572,349), $(44,067,744), and $78,994,947, respectively. For the nine month periods ended September 30, 2006 and 2007, derivative losses were $65,281,586 and $0, respectively. For this reason and others, we caution investors that our past operating results may not be indicative of future results. For more information, see “Volatility of Earnings and Cash Flows” and “Risk Management Activities” below.

Business risks and uncertainties. Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG and LNG to our vehicle fleet customers. For the nine months ended September 30, 2007, CNG represented 63% and LNG represented 37% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by operating and maintaining natural gas fueling stations that are owned either by us or our customers. Substantially all of our operating and maintenance revenues are generated from CNG stations, as owners of LNG stations tend to operate and maintain their own stations. In addition, we generate a small portion of our revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. Substantially all of our station sale and leasing revenues have been generated from CNG stations. In 2006, we also began providing vehicle finance services to our customers.

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

LNG Sales

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to customers for non-vehicle use. We procure LNG from third-party producers and also produce LNG at our liquefaction plant in Texas. For LNG that we purchase from third-parties, we typically enter into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 60 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. We also provided price caps to certain customers on the index component of their index-plus pricing arrangement for certain contracts we entered into on or before December 31, 2006. We no longer intend to offer price-cap contracts to our customers, but we will continue to perform our obligations under price-cap contracts we entered into before January 1, 2007. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied.

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

The Internal Revenue Service has not issued final guidance concerning VETC as it relates to LNG sales to tax-exempt entities. Consequently, we have not recorded any benefit of VETC related to these sales in our consolidated financial statements for contracts entered into prior to October 1, 2006.

Operation and Maintenance

We generate a smaller portion of our revenue from operation and maintenance agreements for CNG fueling stations where we do not supply the fuel. We refer to this portion of our business as “O&M.” At these fueling stations, the customer contracts directly with a local broker or utility to purchase natural gas. For O&M services, we do not sell the fuel itself, but generally charge a per-gallon fee based on the volume of fuel dispensed at the station.

Station Construction

We generate a small portion of our revenue from designing and constructing fueling stations and selling or leasing the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We charge construction fees or lease rates based on the size and complexity of the project.

Vehicle Acquisition and Finance

In 2006, we commenced offering vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. Through these services, we loan to our customers up to 100% of the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. For the nine month period ended September 30, 2007, we generated $0.2 million of revenue from vehicle finance activities.

Volatility of Earnings and Cash Flows

Our earnings and cash flows historically have fluctuated significantly from period to period based on our futures activities, as our futures contracts to date have not qualified for hedge accounting under SFAS  133. See “Critical Accounting Policies—Derivative Activities” below. We have therefore recorded any changes in the fair market value of these contracts directly in our statements of operations in the line item derivative (gains) losses along with any realized gains or losses generated during the period. For example, we experienced derivative gains of $33.1 million for the three months ended September 30, 2005 and experienced derivative losses of $19.9 million, $0.3 million, $65.0 million and $13.7 million for the three months ended December 31, 2005, March 31, 2006, September 30, 2006 and December 31, 2006, respectively. We had no derivative gains or losses for the three months ended June 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Commencing with the adoption of our revised natural gas hedging policy in February 2007, we plan to structure all subsequent futures contracts as cash flow hedges under SFAS  133, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of these contracts from period to period.

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

The decrease in the value of our futures positions and any required margin deposits on our futures contracts that are in a loss position could significantly impact our financial condition in the future. At September 30, 2007, we had no futures contracts outstanding and no amounts on deposit.

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

From time to time, if we believed natural gas prices would decline in the future, we periodically elected to terminate futures contracts associated with fixed price or price cap customer contracts by selling the futures contracts and recognizing a gain upon such sales. When we did so, we lost future economic protections provided by the futures contracts.

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

We have a derivative committee of our board of directors and have historically conducted our futures contract activity under the advice of BP Capital L.P. (BP Capital), an entity of which Boone Pickens, our largest stockholder and a director, is the principal. Through December 31, 2006, we paid BP Capital a monthly fee of $10,000 and a commission equal to 20% of our realized gains, net of realized losses, during a calendar year relating to the purchase and sale of natural gas futures contracts. BP Capital remitted realized net gains to us, less its applicable commissions, on a monthly basis. We paid fees to BP Capital of $0.4 million in 2004, $11.7 million in 2005, $2.4 million in 2006, and $0 during the first three months of 2007. In March 2007, we amended our agreement with BP Capital to remove the 20% commission on our realized net gains during a calendar year.

We historically have purchased our natural gas futures contracts from Sempra Energy Trading Corp (Sempra). The futures are based on the Henry Hub natural gas price set on the New York Mercantile Exchange. One futures contract for CNG covers approximately 80,000 gasoline gallon equivalents of CNG, and one futures contract for LNG covers approximately 120,000 gallons of LNG. Each contract had historically required a deposit from us of $1,000, which is below market due to the fact that Boone Pickens had guaranteed our futures obligations to Sempra. Without this guarantee, which was cancelled March 7, 2007, we estimate the deposit amount rate will be approximately $5,000 to $12,000 per contract depending on market conditions. Additionally, without this guaranty, Sempra may terminate our contract. As of September 30, 2007, we had no futures contracts outstanding and no amounts on deposit.

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

7.                                       We will not sell or otherwise dispose of a futures contract during the duration of the associated fixed-price sales contract.

8.                                       We will attempt to qualify all futures contracts for hedge accounting as cash flow hedges under SFAS  133.

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

Derivative Activities

We account for our derivative instruments, specifically our futures contracts, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Our derivatives did not qualify for hedge accounting under SFAS 133 for the years ended December 31, 2004, 2005 and 2006. As such, changes in the fair value of the derivatives for the years ended December 31, 2004, 2005 and 2006, were recorded directly to our consolidated statements of operations. We determine the fair value of our derivatives at the end of each reporting period based on quoted market prices from the NYMEX. We did not have any derivative instruments during the first nine months of 2007.

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

Fixed Price and Price Cap Sales Contracts

Our contracts to sell CNG and LNG at a fixed price or a variable price subject to a cap are, for accounting purposes, firm commitments, and U.S. generally accepted accounting principles do not require or allow us to record a loss until the delivery of the gas and corresponding sale of the product occurs. When we enter into these fixed price or price cap contracts with our customers, the price is set based on the prevailing index price of natural gas at that time. However, the index price of natural gas constantly changes, and a difference between the fixed price of the natural gas included in the customer’s contract price and the corresponding index price of gas typically develops after we enter into the sales contract. We have entered into several contracts to sell LNG or CNG to customers at a fixed price or an index-based price that is subject to a fixed price cap. We have also generally entered into natural gas futures contracts to offset economically the adverse impact of rising natural gas prices. We have also periodically sold the underlying futures contracts related to our fixed price and price cap contracts. At September 30, 2007, we did not own any futures contracts related to our fixed price and price cap contracts. Since entering into the fixed price and price cap sales contracts, the price of natural gas has generally increased.

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

The following table summarizes important information regarding our fixed price and price cap supply contracts under which we are required to sell fuel to our customers as of September 30, 2007:

	Estimated volumes (a)	Average price (b)	Contracts duration
CNG fixed price contracts	1,490,621	$1.13	through 12/13
LNG fixed price contracts	17,210,187	$0.38	through 7/09
CNG price cap contracts	5,027,520	$0.86	through 12/09
LNG price cap contracts	9,663,782	$0.56	through 12/08

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

December 31, 2004	$3,646,338	to	$4,456,636
December 31, 2005	$15,148,070	to	$18,514,308
December 31, 2006	$(14,267,259)	to	$(17,437,761)
Nine months ended September 30, 2007	$2,348,440	to	$2,870,316

At September 30, 2007, based on natural gas futures prices as of that date, we estimate we will incur between $5.0 million and $6.2 million to cover the increased price of natural gas above the inherent price of natural gas embedded in our customer’s fixed price and price cap contracts over the duration of the contracts. These estimates were based on natural gas futures prices on September 30, 2007, and these estimates may change based on future natural gas prices and may be significantly higher or lower.

Our volumes under these contracts, in gasoline gallon equivalents, expire as follows:

October 1, 2007 through December 31, 2007	5,490,150
2008	15,250,419
2009	2,486,896
2010	230,000
2011	230,000
2012	230,000
2013	230,000

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

Our income tax benefit was $9.0 million in the quarter ended September 30, 2006, which includes an increase in the valuation allowance of $17.6 million. In the “Management’s Discussion and Analysis of Financial Condition Results of Operations — Quarterly Results of Operations” section previously filed in our initial public offering prospectus filed with the SEC on May 25, 2007, this increase in the valuation allowance was reflected in the quarter ended December 31, 2006.

Stock-Based Compensation

Effective January 1, 2006, we account for stock options granted using Statement of Financial Accounting Standards
No. 123(R), Share-Based Payment, (SFAS 123(R))which has replaced SFAS 123 and APB 25. Under SFAS 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, but are required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. We adopted the provisions of SFAS 123(R) using the prospective transition method. Under the prospective transition method, only new awards, or awards that have been modified, repurchased or cancelled after January 1, 2006 are accounted for using the fair value method.

We accounted for awards outstanding as of December 31, 2005 using the accounting principles under SFAS 123. Under SFAS 123, for options granted before January 1, 2006, the fair value of employee stock options was estimated using the Black-Scholes option pricing model, which requires the use of management’s judgment in estimating the inputs used to determine fair value. We elected, under the provisions of SFAS 123, to account for employee stock-based compensation under APB 25 during the years ended December 31, 2004 and 2005. In the statements of operations, we recorded no compensation expense in 2004 and 2005 because the fair value of our common stock was equal to the exercise price on the date of grant of the options. Therefore, there was no “intrinsic” value to recognize in the statements of operations. However, the footnotes to our consolidated financial statements set forth in our prospectus dated May 25, 2007 (and filed with the SEC on May 25, 2007) disclose the impact on net income in 2004 and 2005 of using the grant date fair value using the Black-Scholes option pricing model.

As of December 31, 2005, there were no unvested stock options. Therefore, the impact of SFAS  123(R) has been reflected in the condensed consolidated statements of operations for share-based awards granted in 2006 and 2007.

Impairment of Goodwill and Long-lived Assets

We assess our goodwill for impairment at least annually (or more frequently if there is an indicator of impairment) based on Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. An initial assessment of impairment is made by comparing the fair value of the operations with goodwill, as determined in accordance with SFAS 142, to the book value. If the fair value is less than the book value, an impairment is indicated and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. We performed our annual tests of goodwill as of December 31, 2004, 2005 and 2006, and there was no impairment indicated. There was no indication of impairment from January 1, 2007 through September 30, 2007.

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

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer and excludes taxes that are assessed on gross receipts or that are an inventoriable cost. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The consensus is effective for interim and annual periods beginning after December 15, 2006. We have historically presented sales taxes and excise taxes on sales to our customers on a net basis in our financial statements both prior to and subsequent to the adoption of EITF 06-3.

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

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales	82.0%	69.3%	84.8%	72.8%
Derivative losses	292.2%	0.0%	100.7%	0.0%
Selling, general and administrative	25.2%	32.6%	22.9%	29.8%
Depreciation and amortization	7.3%	6.2%	6.5%	5.8%
Total operating expenses	406.6%	108.1%	214.9%	108.4%
Operating loss	(306.6)%	(8.2)%	(115.0)%	(8.4)%

Interest income, net	(1.8)%	(4.8)%	(1.3)%	(2.6)%
Other expense, net	0.2%	0.2%	0.0%	0.3%
Loss before income taxes	(305.0)%	(3.5)%	(113.7)%	(6.1)%
Income tax expense (benefit)	(40.6)%	1.8%	(16.6)%	0.7%
Net loss	(264.4)%	(5.3)%	(97.1)%	(6.8)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

 Revenue.    Revenue increased by $7.0 million to $29.2 million in the three months ended September 30, 2007, from $22.2 million in the three months ended September 30, 2006. This increase was primarily the result of an increase in the number of CNG and LNG gallons delivered from 18.2 million gasoline gallon equivalents in the third quarter of 2006 to 20.0 million gasoline gallon equivalents in the third quarter of 2007. One of our new transit customers (Long Island Bus, NY) and additional buses at one of our current customers (Foothill Transit, California) together accounted for 1.7 million gasoline gallon equivalents of the increase. The remaining increase in gasoline gallon equivalents delivered was due to the addition of other smaller new customers and growth from our existing customers. Revenue also increased between periods as we recorded $4.5 million of revenue related to fuel tax credits in the third quarter of 2007, which were not included in the prior period as the credits first became available in October 2006.

Cost of sales.    Cost of sales increased by $2.1 million to $20.3 million in the three months ended September 30, 2007, from $18.2 million in the three months ended September 30, 2006. This increase was primarily the result of an increase in costs related to delivering more CNG and LNG between periods.

Derivative losses.    We incurred derivative losses of $65.0 million in the three months ended September 30, 2006, related to mark-to-market losses recorded on certain futures contracts related to future periods. We incurred no derivative gains or losses during the three months ended September 20, 2007 because we did not own any derivative instruments during this period.

Selling, general and administrative.    Selling, general and administrative expenses increased by $3.9 million to $9.5 million in the three months ended September 30, 2007, from $5.6 million in the three months ended September 30, 2006. A significant portion of this increase related to $1.6 million of stock option expense recorded in the third quarter of 2007 associated with stock options we granted to our employees and directors in May 2007 and in September 2007. In addition, salaries and benefits increased between periods by $0.7 million, primarily related to increased salaries and compensation due to our executive officers and the hiring of additional employees. Our professional service fees increased $0.6 million between periods primarily for legal, audit and consulting services related to our status as a public company. Our bad debt expense increased $0.2 million between periods as we provided a reserve against loans made to a vehicle manufacturer during the three months ended September 30, 2007. Our business insurance costs also increased $0.2 million between periods primarily due to an increase in premiums related to our directors’ and officers’ insurance between periods.

Depreciation and amortization.    Depreciation and amortization increased by $0.2 million to $1.8 million in the three months ended September 30, 2007, from $1.6 million in the three months ended September 30, 2006. This increase was primarily the result of additional depreciation expense in the three months ended September 30, 2007 related to increased property and equipment balances between periods, primarily related to our expanded station network and fleet of LNG tanker trailers.

Interest income, net.    Interest income, net, increased by $1.0 million from $0.4 million in the three months ended September 30, 2006, to $1.4 million for the three months ended September 30, 2007. This increase was primarily the result of an increase in interest income in the three months ended September 30, 2007 due to higher average cash balances on hand in the third quarter of 2007 associated with the proceeds received from our initial public offering in May 2007.

Other expense, net.    There was no significant change in other expense, net, between the three months ended September 30, 2006 and the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue.    Revenue increased by $23.2 million to $88.0 million in the nine months ended September 30, 2007, from $64.8 million in the nine months ended September 30, 2006. This increase was primarily the result of an increase in the CNG and LNG delivered between periods from 50.7 million gasoline gallon equivalents in the first nine months of 2006 to 57.1 million gasoline gallon equivalents in the first nine months of 2007. One of our new transit customers (Long Island Bus, NY) and one of our new airport customers (Los Angeles International Airport shuttle busses) together accounted for 4.1 million gasoline gallon equivalents of the increase. The remaining increase in gasoline gallon equivalents delivered was due to the addition of other smaller new customers and growth from our existing customers. Revenue also increased in the first nine months of 2007 as we recorded $12.8 million of revenue related to fuel tax credits during the period, which were not included in the prior period as the credits first became available in October 2006. We also experienced an increase between periods of $3.1 million in station construction revenue. Offsetting these increases was a decrease in our average price per gallon between periods. Our average price per gallon, excluding tax credits, was $1.25 in the first nine months of 2007, which represents a $.02 per gallon decrease from the first nine months of 2006.

Cost of sales.    Cost of sales increased by $9.2 million to $64.1 million in the nine months ended September 30, 2007, from $54.9 million in the nine months ended September 30, 2006. This increase was primarily the result of an increase in costs related to delivering more CNG and LNG between periods. Also contributing to the increase in cost of sales between periods is a $2.8 million increase in costs related to construction activities during the nine month period ended September 30, 2007. In addition, our cost of sales increased between periods as our average cost per gallon rose to $1.12 in the first nine months of 2007, which represents a $.04 per gallon increase over the first nine months of 2006.

Derivative losses.    We incurred derivative losses of $65.3 million in the nine months ended September 30, 2006, primarily related to mark-to-market losses recorded on certain futures contracts related to future periods. We incurred no derivative gains or losses during the nine months ended September 30, 2007 because we did not own any derivative instruments during this period.

Selling, general and administrative.    Selling, general and administrative expenses increased by $11.4 million to $26.3 million in the nine months ended September 30, 2007, from $14.9 million in the nine months ended September 30, 2006. The increase was primarily related to recording $5.4 million of stock option expense in the second and third quarters of 2007 associated with the stock options we granted to our employees and directors in May 2007 and in September 2007. There was an increase of $2.1 million in salaries and benefits between periods primarily related to the increased compensation due to our executive officers and the hiring of additional employees. Our employee headcount increased from 96 at September 30, 2006 to 118 at September 30, 2007. In addition, our rent expense increased $0.2 million between periods as we acquired additional office space between periods and our travel and entertainment expenses increased $0.4 million between periods, primarily related to increased travel related to our sales team. Our marketing expenses increased $0.9 million between periods, primarily due to certain advertising we conducted related to our refuse market segment and in the Ports of Los Angeles and Long Beach. Our bad debt expense increased $1.0 million between periods as we provided a reserve against loans made to a vehicle manufacturer and two of our vehicle financing customers during the nine months ended September 30, 2007. Our professional service fees increased $0.9 million between periods primarily for legal, audit and consulting services related to our status as a public company. Our business insurance costs also increased $0.3 million between periods, primarily due to premium increases in our directors’ and officers’ insurance between periods, and our credit card fees increased $0.2 million between periods as more of our retail customers are using credit cards to purchase their fuel.

Depreciation and amortization.    Depreciation and amortization increased by $0.9 million to $5.1 million in the nine months ended September 30, 2007, from $4.2 million in the nine months ended September 30, 2006. This increase was primarily related to the result of additional depreciation expense in the nine months ended September 30, 2007 related to increased property and equipment balances between periods, primarily related to our expanded station network and fleet of LNG tanker trailers.

Interest income, net.    Interest income, net, increased by $1.5 million from $0.8 million in the nine months ended September 30, 2006, to $2.3 million for the nine months ended September 30, 2007. This increase was primarily the result of a decrease in interest expense in the nine months ended September 30, 2007 due to the conversion of $4 million of convertible notes in April 2006, which eliminated the interest expense on these notes. In addition, interest income for the nine months ended September 30, 2007 increased in comparison to the nine months ended September 30, 2006 due to higher average cash balances on hand in the first nine months of 2007 associated with the proceeds received from our initial public offering in May 2007.

Other expense, net.    Other expense, net, increased by $0.2 million to $0.2 million of expense in the nine months ended September 30, 2007. The increase was primarily related to costs related to station closures recorded in the second and third quarters of 2007.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities, cash and cash equivalents, the issuance of common stock, sometimes in association with the exercise of certain warrants that were callable at our option, and in 2006 a revolving line of credit with Boone Pickens, our majority stockholder. In May 2007, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $108.5 million, after deducting underwriting discounts, commissions and offering expenses. In addition to funding operations, our principal uses of cash have been, and are expected to be, the construction of new fueling stations, the construction of a new LNG liquefaction plant in California, the purchase of new LNG tanker trailers, the financing of natural gas vehicles for our customers, and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, and for working capital for our expansion. We financed our operations in the first nine months of 2007 primarily through cash provided by operations and financing activities. At September 30, 2007, we had total cash and cash equivalents of $74.8 million compared to $0.9 million at December 31, 2006.

Cash provided by operating activities was $8.6 million for the nine months ended September 30, 2007, compared to cash used in operating activities of $37.2 million for the nine months ended September 30, 2006. The change in operating cash flow was primarily related to the change in our margin deposits between periods. In the first nine months of 2006, we made net margin deposits on futures contracts of $30.9 million, and in the first nine months of 2007, we received a refund of $22.9 million of margin deposits. The $22.9 million of margin deposits received in 2007 is recorded in other receivables as these deposits were transferred to other receivables in the fourth quarter of 2006 in connection with a transaction we completed with Boone Pickens in December 2006. For more information, see “Risk Management Activities – August 2006 Purchase of Futures Contracts and December 2006 Assumption by Boone Pickens” above. Offsetting this increase are (i) increases in our fuel tax credit receivable between periods, the majority of which we receive on an annual basis after we file our income tax return, and (ii) an increase between periods in the deposits we made on the production of certain LNG trucks we anticipate will be operated in the Ports of Los Angeles and Long Beach. We also experienced an increase in cash provided by operating activities between periods due to a reduction in our income taxes paid between periods of $6.3 million.

Cash used in investing activities was $45.1 million for the nine months ended September 30, 2007, compared to $11.3 million for the nine months ended September 30, 2006. The $33.8 million increase between periods was primarily due to increased purchases of property and equipment and increased construction in progress activity in the first nine months of 2007, including approximately $17 million that we spent on developing our LNG liquefaction plant in California. We also purchased $14.8 million of short-term investments in the third quarter of 2007 with excess cash balances.

Cash provided by financing activities for the nine months ended September 30, 2007 was $110.3 million, compared to cash provided by financing activities of $21.2 million for the nine months ended September 30, 2006. The $89.1 million increase between periods is primarily attributable to the net proceeds of $110.2 million we received from our initial public offering in May 2007, as compared to the proceeds of $22.0 million we received from the issuance of common stock during the nine months ended September 30, 2006.

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

Capital Expenditures

We expect to make capital expenditures, net of grant proceeds, of approximately $19.3 million in 2007 to construct new natural gas fueling stations, purchase LNG tanker trailers, and for general corporate purposes. Additionally, we have budgeted approximately $65 million over the course of 2007 and 2008 to construct an LNG liquefaction plant in California which we are in the initial stages of building and anticipate will be operational in the summer of 2008. We also anticipate using $15 to $20 million from the proceeds of our initial public offering to finance the purchase of natural gas vehicles by our customers.

Contractual Obligations

The following represents the scheduled maturities of our contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations:	Total	Remainder of 2007	2008 and 2009	2010 and 2011	2012 and beyond
Capital lease obligations(a)	$239,813	$14,916	$133,691	$91,206	$0
Operating lease commitments(b)	4,951,437	325,842	2,361,130	1,349,217	915,248
“Take-or-pay” LNG purchase contracts(c)	1,955,625	651,875	1,303,750	0	0
Construction contracts(d)	2,488,667	1,461,167	1,027,500	0	0
Other long-term contract liabilities(e)	16,776,106	12,721,757	4,054,349	0	0

Total	$26,411,648	$15,175,557	$8,880,420	$1,440,423	$915,248

(a)                                  Consists of obligations under a lease of capital equipment used to finance such equipment. Amounts do not include interest as it is immaterial.

(b)                                 Consists of various space and ground leases for our offices and fueling stations as well as leases for equipment.

(c)                                  The amounts in the table represent our estimates for our fixed LNG purchase commitments under two “take or pay” contracts. In October 2007, we entered into a 10-year take-or-pay commitment for 45,000 LNG gallons per day from an LNG plant to be constructed in Arizona, which commitment is not reflected in the table.

(d)                                 Consists of our obligations to fund various fueling station construction projects, net of amounts funded through September 30, 2007, and excluding contractual commitments related to station sales contracts.

(e)                                  Consists of our obligations to fund certain vehicles under binding purchase agreements and our commitments under binding purchase agreements we have entered into to acquire certain equipment and services related to the construction of our LNG plant in California.

Off-Balance Sheet Arrangements

At September 30, 2007, we had the following off-balance sheet arrangements:

•                                          outstanding standby letters of credit totaling $16,000,

•                                          outstanding surety bonds for construction contracts and general corporate purposes totaling $5.5 million,

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

We have entered into contracts with two vendors to purchase LNG that require us to purchase minimum volumes from the vendors. Both of the contracts expire in June 2008. The minimum commitments under these two contracts are included in the table set forth under “Take-or-pay” LNG purchase contracts above.

We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of business. The terms of our leases expire at various dates through 2016. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we are in the initial stages of building an LNG liquefaction plant. We have budgeted approximately $65 million over the course of 2007 and 2008 to construct this plant. The lease is for an initial term of 30 years, beginning on the date that the plant commences operations, and requires annual base rent payments of $230,000 per year, plus $130,000 per year for each 30,000,000 gallons of production capacity, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as for certain other services that the landlord will provide. Our obligations under the lease are contingent on us obtaining the necessary permits and approvals required in the lease related to the construction and operation of the LNG liquefaction plant, which are in process. As the payments are contingent obligations, they are not included in “Operating lease commitments” in the “Contractual Obligations” table set forth above.

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

Natural gas costs represented 63% of our cost of sales for 2006 and 59% of our cost of sales for the nine months ended September 30, 2007. Prices for natural gas over the seven-year and nine-month period from December 31, 1999 through September 30, 2007, based on the NYMEX daily futures data, has ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At September 30, 2007, the NYMEX index price of natural gas was $5.23 per Mcf.

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

We account for these futures contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this standard, the accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation maintained. Our futures contracts did not qualify for hedge accounting under SFAS 133 for the years ended December 31, 2004, 2005 and 2006, and changes in the fair value of the derivatives were recorded directly to our consolidated statements of operations at the end of each reporting period. We did not own any derivative instruments during the first nine months of 2007.

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets. The fair value of these futures contracts is continually subject to change due to changing market conditions. The net effect of the realized and unrealized gains and losses related to these derivative instruments for the year ended December 31, 2006 was a $79.0 million decrease to pre-tax income. We did not have any futures contracts outstanding during the three or nine months ended September 30, 2007. In an effort to mitigate the volatility in our earnings related to futures activities, in February 2007, our board of directors adopted a revised natural gas hedging policy which restricts our ability to purchase natural gas futures contracts and offer fixed-price sales contracts to our customers. We plan to structure prospective futures contracts so that they will be accounted for as cash flow hedges under SFAS 133, but we cannot be certain they will qualify. For more information, please read “—Risk Management Activities” above.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our fixed price and price cap sales contracts as of September 30, 2007. Market risk is estimated as the potential loss resulting from a hypothetical 10.0% adverse change in the fair value of natural gas prices. The results of this analysis, which assumes natural gas prices are in excess of our customer’s price cap arrangements, and may differ from actual results, are as follows:

	Hypothetical adverse change in price	Change in annual pre- tax income
		(in millions)
Fixed price contracts	10.0%	$(0.8)
Price cap contracts	10.0%	$(0.7)

As of September 30, 2007 we did not have any futures contracts outstanding.

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

Item 1A. – Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, we urge you to carefully consider the risk factors set forth in our Form 10-Q for the quarter ended June 30, 2007 (filed with the SEC on August 14, 2007) in evaluating an investment in our company. We urge you to consider these matters in conjunction with the other information included or incorporated by reference in this report.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-137124) that was declared effective by the Securities and Exchange Commission on May 24, 2007. On May 31, 2007, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share (for aggregate gross offering proceeds of $120.0 million) managed by W.R. Hambrecht + Co., LLC, Simmons & Company International, Susquehanna Financial Group, LLP, and NBF Securities (USA) Corp. In addition, on June 22, 2007, in connection with the exercise of the underwriters’ over-allotment option, 1,500,000 additional shares of common stock were sold by selling stockholders at the initial public offering price of $12.00 per share (for aggregate gross offering proceeds of $18.0 million). We received no proceeds from the sale of shares by selling stockholders. The offering terminated following the closing of the over-allotment sale.

We paid to the underwriters underwriting discounts totaling approximately $7.0 million in connection with the offering. In addition, through September 30, 2007, we incurred additional costs of approximately $4.5 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total expenses of approximately $11.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $108.5 million through September 30, 2007. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Through September 30, 2007, we have used the net proceeds from the offering as follows:

•                                          construction of our LNG liquefaction plant in California ($9.4 million),

•                                          construction and installation of CNG and LNG stations ($1.4 million),

•                                          financing customer vehicle purchases ($1.2 million), and

•                                          working capital ($8.9 million).

The balance of the proceeds has been invested in instruments that have financial maturities no longer than nine months. We intend to use the remaining proceeds to finish building our LNG liquefaction plant in California, to build additional CNG and LNG fueling stations, to finance additional purchases of natural gas vehicles by our customers and for general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally) and to expand our sales and marketing activities. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering, and the amount and timing of our expenditures will depend on several factors. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3. – Defaults upon Senior Securities

None.

Item 4. – Submission of Matters to a Vote of Security Holders

None.

Item 5. – Other Information

None.

Item 6. – Exhibits

(a)                                  Exhibits

10.1*	Employment letter dated August 31, 2007 with Barclay Corbus

10.2†	LNG Sales Agreement between Spectrum Energy Services, LLC and Clean Energy dated October 17, 2007

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

*	Management contract or compensation plan or arrangement

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 13, 2007	By:	/s/	Richard R. Wheeler
Richard R. Wheeler
Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the registrant)