Form 10-Q
period 2008-03-31
Clean Energy Fuels Corp.
filed 2008-05-15
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 12, 2008, there were 44,297,685 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2007 and March 31, 2008 (Unaudited)

	December 31, 2007	March 31, 2008

Assets
Current assets:
Cash and cash equivalents	$67,937,602	$17,476,431
Short-term investments	12,479,684	42,580,469
Accounts receivable, net of allowance for doubtful accounts of $501,751 and $669,621 as of December 31, 2007 and March 31, 2008, respectively	11,026,890	10,037,671
Other receivables	23,153,904	27,925,169
Inventory, net	2,403,890	2,580,848
Deposits on LNG trucks	15,515,927	17,355,927
Prepaid expenses and other current assets	3,633,318	3,353,015
Total current assets	136,151,215	121,309,530

Land, property and equipment, net	88,676,318	99,392,400
Capital lease receivables	763,500	663,750
Notes receivable and other long-term assets	2,511,813	2,953,852
Goodwill and other intangible assets	20,922,098	20,913,226
Total assets	$249,024,944	$245,232,758

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$63,520	$65,121
Accounts payable	10,547,451	8,342,694
Accrued liabilities	5,381,541	6,850,244
Deferred revenue	677,826	717,466
Total current liabilities	16,670,338	15,975,525

Capital lease obligation, less current portion	161,377	144,484
Other long-term liabilities	1,260,755	1,187,743
Total liabilities	18,092,470	17,307,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 99,000,000 shares; issued and outstanding 44,274,375 shares and 44,293,768 shares at December 31, 2007 and March 31, 2008, respectively	4,428	4,430
Additional paid-in capital	297,866,745	300,449,498
Accumulated deficit	(69,086,583)	(74,515,282)
Accumulated other comprehensive income	2,147,884	1,986,360
Total stockholders’ equity	230,932,474	227,925,006
Total liabilities and stockholders’ equity	$249,024,944	$245,232,758

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended

March 31, 2007 and 2008

(Unaudited)

	Three Months Ended March 31,
	2007	2008

Revenue	$28,167,044	$29,947,357
Operating expenses:
Cost of sales	21,321,159	22,413,676
Selling, general and administrative	6,299,878	11,587,718
Depreciation and amortization	1,576,057	2,063,421
Total operating expenses	29,197,094	36,064,815
Operating loss	(1,030,050)	(6,117,458)

Interest income, net	292,212	839,216
Other income (expense), net	(123,372)	38,356
Equity in losses of equity method investee	—	(145,046)
Loss before income taxes	(861,210)	(5,384,932)
Income tax expense	8,969	43,767
Net loss	$(870,179)	$(5,428,699)

Loss per share
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)

Weighted average common shares outstanding
Basic	34,192,786	44,282,492
Diluted	34,192,786	44,282,492

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2008

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(870,179)	$(5,428,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,576,057	2,063,421
Provision for doubtful accounts	641,486	183,396
Loss (gain) on disposal of assets	122,868	(38,356)
Stock option expense	22,500	2,498,436
Common stock issued in exchange for services	—	7,500
Changes in operating assets and liabilities:
Accounts and other receivables	16,952,564	(3,965,442)
Inventory	(84,187)	(176,958)
Deposits on LNG trucks	—	(1,840,000)
Capital lease receivables	99,750	99,750
Prepaid expenses and other assets	(2,841,258)	(161,736)
Accounts payable	565,036	(371,389)
Income taxes payable	(8,769)	—
Accrued expenses and other	1,378,591	1,435,331
Net cash provided by (used in) operating activities	17,554,459	(5,694,746)

Cash flows from investing activities:
Purchases of property and equipment	(6,905,747)	(14,775,599)
Proceeds from sale of property and equipment	—	48,432
Purchase of short-term investments	—	(42,580,469)
Maturity or sale of short-term investments	—	12,479,684
Net cash used in investing activities	(6,905,747)	(44,827,952)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(13,843)	(15,292)
Proceeds from exercise of stock options	3,700	76,819
Net cash provided by (used in) financing activities	(10,143)	61,527

Net increase (decrease) in cash	10,638,569	(50,461,171)
Cash, beginning of period	937,445	67,937,602
Cash, end of period	$11,576,014	$17,476,431

Supplemental disclosure of cash flow information
Income taxes paid	$200	$3,767
Interest paid	34,823	5,496

See accompanying notes to condensed consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — General

Nature of Business:    Clean Energy Fuels Corp. (the “Company”) is engaged in the business of selling natural gas fueling solutions to its customers in the United States and Canada. The Company has a broad customer base in a variety of markets including public transit, refuse, airports and regional trucking. Clean Energy operates or supplies approximately 170 natural gas fueling locations in California, Texas, Colorado, Maryland, New York, New Mexico, Nevada, Washington, Massachusetts, Georgia, Wyoming and Arizona within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through operation and maintenance agreements with certain customers, through building and selling or leasing natural gas fueling stations to its customers, and through financing its customers' vehicle purchases. In April 2008, the Company opened its first CNG station in Lima, Peru through the Company’s joint venture, Clean Energy del Peru.

Basis of Presentation:    The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2007 and 2008. All intercompany accounts and transactions have been eliminated in consolidation. The three month periods ended March 31, 2007 and 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Note 4 — Derivative Financial Instruments

The Company, in an effort to manage its natural gas commodity price risk exposures, utilizes derivative financial instruments. The Company, from time to time, enters into natural gas futures contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed-price arrangements. The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The Company did not have any derivative instruments during the year ended December 31, 2007 and the three months ended March 31, 2008.

The Company marks to market its open futures position at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the consolidated statements of operations. The Company did not own any futures contracts in 2007 or in the three months ended March 31, 2008.

The Company is required to make certain deposits on its futures contracts, should any exist. At December 31, 2007 and March 31, 2008, the Company did not have any outstanding futures contracts or associated deposits.

Note 5 — Fixed Price and Price Cap Sales Contracts

The Company enters into contracts with various customers, primarily municipalities, to sell liquefied natural gas (“LNG”) or compressed natural gas (“CNG”) at fixed prices or at prices subject to a price cap.  The contracts generally range from two to five years. The most significant cost component of LNG and CNG is the price of natural gas.

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

The following table summarizes important information regarding the Company’s fixed price and price cap supply contracts under which it is required to sell fuel to its customers as of March 31, 2008:

	Estimated volumes (a)	Average price (b)	Contracts duration
CNG fixed price contracts	1,324,867	$1.15	through 12/13
LNG fixed price contracts	8,410,779	$0.42	through 07/09
CNG price cap contracts	3,640,662	$0.85	through 12/09
LNG price cap contracts	6,948,939	$0.56	through 03/09

This table does not include two 1.2 million LNG gallon per year renewal options that one of our customer possesses related to an LNG price cap contract.  The contract contains a price cap of $7.50 per MMbtu on the SoCal Border Index.

(a)           Estimated volumes are in gasoline gallon equivalents for CNG contracts and are in LNG gallons for LNG contracts and represent the volumes we anticipate delivering over the remaining duration of the contracts.

(b)           Average prices are in gasoline gallon equivalents for CNG contracts and are in LNG gallons for LNG contracts. The average prices represent the natural gas commodity component in the customer’s contract.

At March 31, 2008, we estimate we will incur between $6.1 million and $7.5 million to cover the increased price of natural gas above the inherent price of natural gas embedded in our customer’s fixed price and price cap contracts over the duration of the contracts. These estimates were based on natural gas futures prices on March 31, 2008, and these estimates may change based on future natural gas prices and may be significantly higher or lower. Our estimated volumes under these contracts, in gasoline gallon equivalents, expire as follows:

April 1, 2008 through December 31, 2008	11,290,208
2009	2,831,296
2010	230,000
2011	230,000
2012	230,000
2013	230,000

This table does not include the two 1.2 million LNG gallon per year renewal options that one of our customer possesses related to an LNG price cap contract.

On April 18, 2008, the Company purchased certain natural gas futures contracts to attempt to economically hedge the Company’s exposure to cash flow variability related to the commodity component of an LNG supply contract for which the Company has submitted a fixed-price bid. The supply contract has not yet been awarded to the Company. If the Company is awarded the supply contract, performance is anticipated to begin on July 1, 2008, with LNG to be sold at a fixed price for the first three years of the contract. The contract would have two one-year renewal options based on an index-plus pricing methodology. While the Company has not received final notification that the Company has been awarded the contract, due to the fact that the contract price is fixed for the initial three-year term, as well as the fact that natural gas prices have recently had significant increases, the Company’s derivative committee concluded it was advisable to purchase the futures contracts in advance of the anticipated contract award.

The futures contracts enable the Company to purchase natural gas at fixed prices each month from July 2008 through June 2011, which is the expected fixed-price term of the supply contract. Until such time as the Company is awarded and enters into the supply contract, the futures contracts will not qualify for hedge accounting as cash flow hedges under SFAS 133. As a result, the Company will be required to record directly in its statement of operations any changes in the fair market value of these contracts that may occur from April 18, 2008 through the earlier to occur of (1) the Company’s entry into the fixed-price supply contract and success in qualifying the futures contracts for hedge accounting under SFAS 133, or (2) the sale of the futures contracts. An increase or decrease of $1.00 in the average price per MMbtu of natural gas that we have purchased under the futures contracts would result in a gain or loss, respectively, of approximately $3.1 million in the fair market value of the futures contracts.  One dollar ($1.00) is equal to approximately 10% of the average price per MMbtu of the natural gas we purchased pursuant to the futures contracts.

To purchase the futures contracts, the Company was required to make an initial margin deposit of $1,236,000. The Company may be required to make additional deposits if the Company incurs losses related to the futures contracts.

If the Company is awarded and enters into the supply contract, (1) the Company will attempt to qualify the futures contracts for hedge accounting as cash flow hedges under SFAS 133, but there can be no assurances the Company will be successful in doing so, and (2) the Company anticipates that it will hold the futures contracts for the duration of the contract term consistent with the revised natural gas hedging policy adopted by the Company’s board of directors in February 2007. If the Company is not awarded or fails to enter into the supply contract, the Company intends to sell the futures contracts in an orderly fashion.

Note 6 — Other Receivables

Other receivables at December 31, 2007 and March 31, 2008 consisted of the following:

	December 31, 2007	March 31, 2008

Loans to customers to finance vehicle purchases	$1,393,549	$1,670,117
Advances to vehicle manufacturers	4,871,373	4,620,264
Fuel tax credits	14,920,145	19,080,973
Other	1,968,837	2,553,815
	$23,153,904	$27,925,169

Note 7 — Land, Property and Equipment

Land, property and equipment, at December 31, 2007 and March 31, 2008 are summarized as follows:

	December 31, 2007	March 31, 2008
Land	$472,616	$472,616
LNG liquefaction plant	12,898,178	12,898,178
Station equipment	48,318,709	49,786,092
LNG trailers	11,698,145	11,793,681
Other equipment	6,937,083	7,228,502
Construction in progress	32,297,191	43,147,174
	112,621,922	125,326,243
Less accumulated depreciation	(23,945,604)	(25,933,843)
	$88,676,318	$99,392,400

Note 8 — Accrued Liabilities

Accrued liabilities at December 31, 2007 and March 31, 2008 consisted of the following:

	December 31, 2007	March 31, 2008
Salaries and wages	$1,495,196	$912,836
Accrued gas purchases	1,837,005	3,103,525
Other	2,049,340	2,833,883
	$5,381,541	$6,850,244

Note 9 — Earnings Per Share

Basic earnings per share is based upon the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2007	2008
Basic and diluted:
Weighted average number of common shares outstanding	34,192,786	44,282,492

Certain securities were excluded from the diluted earnings per share calculations at March 31, 2007 and 2008, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of March 31, 2007 and 2008 for these instruments are as follows:

	March 31,
	2007	2008

Options	2,401,000	6,667,205
Warrants	15,000,000	15,000,000

Note 10 — Comprehensive Income

The following table presents the Company’s comprehensive income for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
Net loss	$(870,179)	$(5,428,699)
Foreign currency translation adjustments	(48,027)	(161,524)

Comprehensive loss	$(918,206)	$(5,590,223)

Note 11 — Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to stock-based compensation expense recognized during the periods:

	Three Months Ended March 31,
	2007	2008

Stock options
Stock-based compensation expense	$22,500	$2,498,436
Income tax benefit	—	—
Stock-based compensation expense, net of tax	$22,500	$2,498,436

Stock Options

The following table summarizes all stock option activity during the three months ended March 31, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2007	6,553,036	$9.37
Granted	170,000	15.19
Exercised	(18,832)	4.08
Cancelled/Forfeited	(36,999)	14.40
Outstanding at March 31, 2008	6,667,205	9.51

Exercisable at March 31, 2008	3,228,537	5.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008:

Three Months Ended March 31, 2008

Dividend yield	0.00%
Expected volatility	55.00%
Risk-free interest rate	2.73%
Expected life in years	6.00

The weighted average grant date fair value of options granted using these assumptions was $8.20 for the three months ended March 31, 2008.

Note 12 — Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of March 31, 2008, the Company has remaining contractual commitments related to constructing its LNG liquefaction plant in California of $36.9 million.

Note 14 — Income Taxes

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not of being sustained by the taxing authority upon examination, based on the technical merits of the position.  FIN 48 requires the Company to accrue interest based on the difference between the tax position recognized in the financial statements and the amount claimed on the return.  The net interest incurred was immaterial for the three months ended March 31, 2007 and 2008.  FIN 48 further requires that penalties be accrued if the tax position does not meet the minimum statutory threshold to avoid penalties.  No penalties have been accrued by the Company.  The Company’s unrecognized tax benefits as of March 31, 2008 are unchanged from December 31, 2007.

Income tax returns are subject to audit by federal, state and local governments, sometimes several years after a return is filed.  The Company is currently under audit by the Internal Revenue Service for tax years 2005 and 2006 and the State of California for tax years 2004 and 2005.  Disputes may arise during the course of such audits as to facts and different interpretations of tax law.

Note 15 — Recently Adopted Accounting Changes

On January 1, 2008, the Company adopted the applicable provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements related to financial instruments. In December 2007, the FASB provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, the Company’s adoption of SFAS 157 was limited to financial assets and liabilities.

As of March 31, 2008, the Company’s financial assets consisted of short-term investments. The Company uses quoted market prices to measure fair value of these securities.

SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS 157 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•      Level 1.  Observable inputs such as quoted prices in active markets;

•      Level 2.  Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•      Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table reflects the fair value as defined by SFAS 157, of the Company’s short-term investment securities:

	Balance at March 31, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Short-term investments	$42,580,469	$42,580,469	$—	$—
	$42,580,469	$42,580,469	$—	$—

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. See “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 19, 2008, for a discussion of some of these risks and uncertainties. This discussion should be read with our financial statements and related notes included elsewhere in this report.

We provide natural gas solutions for vehicle fleets in the United States and Canada. Our primary business activity is selling CNG and LNG vehicle fuels to our customers. We also build, operate and maintain fueling stations, and help our customers acquire and finance natural gas vehicles and obtain local, state and federal clean air incentives. Our customers include fleet operators in a variety of markets, such as public transit, refuse hauling, airports, taxis and regional trucking.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Sources of revenue. We generate the vast majority of our revenue from selling CNG and LNG to our customers. The balance of our revenue is provided by operating and maintaining natural gas fueling stations, designing and constructing natural gas fueling stations, and financing our customers’ natural gas vehicle purchases.

Key operating data. In evaluating our operating performance, our management focuses primarily on (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as the volume of gasoline gallon equivalents we sell to our customers plus the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services but do not directly sell the CNG or LNG) and (2) our revenue and net income (loss). The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this report, presents our key operating data for the years ended December 31, 2005, 2006 and 2007 and for the three months ended March 31, 2007 and 2008:

Gasoline gallon equivalents delivered (in millions)	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007	Three months ended March 31, 2007	Three months ended March 31, 2008
CNG	36.1	41.9	48.0	11.1	11.6
LNG	20.7	26.5	27.3	6.7	6.0

Total	56.8	68.4	75.3	17.8	17.6

Operating data
Revenue	$77,955,083	$91,547,316	$117,716,233	$28,167,044	$29,947,357
Net income (loss)	17,257,587	(77,500,741)	(8,894,362)	(870,179)	(5,428,699)

Key trends in 2005, 2006, and 2007.  Vehicle fleet demand for natural gas fuels increased during the three years ended December 31, 2005, 2006 and 2007. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets. We capitalized on this growing demand by securing new fleet customers in a variety of markets, including public transit, refuse hauling, airports, taxis and regional trucking.

The number of fueling stations we served grew from 147 at December 31, 2004 to 170 at December 31, 2007 (a 15.7% increase). The amount of CNG and LNG gasoline gallon equivalents we delivered from 2005 to 2007 increased by 32.6%. Our cost of sales also increased during these periods, which was attributable primarily to the increased price of natural gas and increased costs related to delivering of CNG and LNG to our customers.

Anticipated future trends. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel, and more stringent emissions requirements will continue to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles. We believe there will be significant growth in the consumption of natural gas as a vehicle fuel generally, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. We have built a natural gas fueling station, and plan to build additional natural gas fueling stations, that will provide LNG to fleet vehicles at the Ports of Los Angeles and Long Beach. We also anticipate expanding our sales of CNG and LNG in the other markets in which we operate, including public transit, refuse hauling and airports. Consistent with the anticipated growth of our business, we also expect that our operating costs will increase, primarily from the logistics of delivering more CNG and LNG to our customers, as well as from the anticipated expansion of our station network. We also plan to incur significant costs related to the LNG liquefaction plant we are in the process of building in California. Additionally, we intend to increase our sales and marketing team as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

Sources of liquidity and anticipated capital expenditures. In May 2007, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $108.5 million, after deducting underwriting discounts, commissions and offering expenses. Historically, our principal sources of liquidity have been cash provided by operations, capital contributions from our stockholders, our cash and cash equivalents and, during the third and fourth quarters of fiscal 2006, a revolving line of credit with Boone Pickens, a director and our largest stockholder. The line of credit was used to fund margin requirements on certain derivative contracts and was terminated in December 2006. Our business plan for 2008 calls for approximately $103.7 million in capital expenditures (primarily related to building an LNG liquefaction plant in California and constructing new fueling stations) and for financing natural gas vehicle purchases by our customers and for general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, and for working capital for our expansion.  As of the date of this report, we project a budget shortfall of approximately $13.7 million for 2008 related to planned capital expenditures.  As reported in our 10-K for the year ended December 31, 2007 and filed with the SEC on March 19, 2008, we previously anticipated that we would need to raise approximately $40 million of additional capital during 2008 to fund our capital expenditure program in full.  The decrease in our anticipated additional capital needs is primarily a result of accelerated collection of fuel tax credits, which the IRS now allows us to claim on a quarterly instead of annual basis, and lower projected costs for station construction activity during 2008 as a result of revised construction schedules.  If we are unable to raise sufficient capital in the debt or equity markets to make up for this shortfall, we will be forced to suspend or curtail certain expansion projects.  For more information, see “Liquidity and Capital Resources” below.

Volatility in operating results related to futures contracts. Historically, we have purchased futures contracts from time to time to help mitigate our exposure to natural gas price fluctuations in current periods and in future periods. Gains and losses related to our futures activities, which appear in the line item derivative (gains) losses in our consolidated financial statements, have materially impacted our results of operations in recent periods. For the years ended December 31, 2005, 2006 and 2007, derivative (gains) losses were $(44,067,744), $78,994,947, and $0 respectively. For the three month periods ended March 31, 2007 and 2008, we did not incur any derivative (gains) or losses as we did not own any futures contracts during these periods. For this reason and others, we caution investors that our past operating results may not be indicative of future results. For more information, please read “Volatility of Earnings and Cash Flows” and “Risk Management Activities” below.

Business risks and uncertainties. Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part I, Item 1A of our Form 10-K filed with the SEC on March 19, 2008.

Operations

We generate revenues principally by selling CNG and LNG to our vehicle fleet customers. For the three months ended March 31, 2008, CNG represented 66% and LNG represented 34% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by operating and maintaining natural gas fueling stations that are owned either by us or our customers. Substantially all of our operating and maintenance revenues are generated from CNG stations, as owners of LNG stations tend to operate and maintain their own stations. In addition, we generate a small portion of our revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. Substantially all of our station sale and leasing revenues have been generated from CNG stations. In 2006, we also began providing vehicle finance services to our customers.

CNG Sales

We sell CNG through fueling stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers’ vehicles. Our CNG sales are made primarily through contracts with our fleet customers. Under these contracts, pricing is determined primarily on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. We sell a small amount of CNG under fixed-price contracts and also provide price caps to certain customers on their index-plus pricing arrangement. Effective January 1, 2007, we no longer intend to offer price-cap contracts to our customers, but we will continue to perform our obligations under price-cap contracts we entered into before January 1, 2007. We will continue to offer fixed price contracts as appropriate and consistent with our revised natural gas hedging policy adopted in February 2007.  Our fleet customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

In April 2008, we opened our first CNG station in Lima, Peru through our joint venture Clean Energy del Peru.

LNG Sales

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to customers for non-vehicle use. We procure LNG from third-party producers and also produce LNG at our liquefaction plant in Texas. For LNG that we purchase from third-parties, we typically enter into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 60 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. We also provided price caps to certain customers on the index component of their index-plus pricing arrangement for certain contracts we entered into on or prior to December 31, 2006. Effective January 1, 2007, we no longer intend to offer price-cap contracts to our customers, but we will continue to perform our obligations under price-cap contracts we entered into before January 1, 2007, including two one-year renewal periods that one of our customers is entitled to should they choose to exercise such renewals.  The renewal periods, if exercised, would obligate us to sell the customer approximately 1.2 million LNG gallons on an annual basis subject to a price cap for each renewal year.  We will continue to offer fixed price contracts as appropriate and consistent with our revised natural gas hedging policy adopted in February 2007.  Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied.

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

Vehicle Acquisition and Finance

In 2006, we commenced offering vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to our customers up to 100% of the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. As of March 31, 2008, we have not generated significant revenue from vehicle finance activities.

Volatility of Earnings and Cash Flows

Our earnings and cash flows historically have fluctuated significantly from period to period based on our futures activities, as our futures contracts to date have not qualified for hedge accounting under SFAS No. 133. See “Critical Accounting Policies—Derivative Activities” below. We have therefore recorded any changes in the fair market value of these contracts directly in our statements of operations in the line item derivative (gains) losses along with any realized gains or losses generated during the period. For example, we experienced derivative gains of $33.1 million for the three months ended September 30, 2005 and experienced derivative losses of $19.9 million, $0.3 million, $65.0 million and $13.7 million for the three months ended December 31, 2005, March 31, 2006, September 30, 2006 and December 31, 2006, respectively. We had no derivative gains or losses for the three months ended June 30, 2006, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008. Commencing with the adoption of our revised natural gas hedging policy in February 2007, we plan to structure all subsequent futures contracts as cash flow hedges under SFAS No. 133, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of these contracts from period to period.

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

The decrease in the value of our futures positions and any required margin deposits on our futures contracts that are in a loss position could significantly impact our financial condition in the future. At March 31, 2008, we had no futures contracts and no amounts on deposit.

Risk Management Activities

Our risk management activities, including the revised natural gas hedging policy adopted by our board of directors in February 2007, are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of our annual report on Form 10-K for the year ended December 31, 2007, which discussion is incorporated herein by reference.

On April 18, 2008, we purchased certain natural gas futures contracts to attempt to economically hedge our exposure to cash flow variability related to the commodity component of an LNG supply contract for which we have submitted a fixed-price bid. The supply contract has not yet been awarded to us. If we are awarded the supply contract, performance is anticipated to begin on July 1, 2008, with LNG to be sold at a fixed price for the first three years of the contract. The contract would have two one-year renewal options based on an index-plus pricing methodology. While we have not received final notification that we have been awarded the contract, due to the fact that the contract price is fixed for the initial three-year term, as well as the fact that natural gas prices have recently had significant increases, our derivative committee concluded it was advisable to purchase the futures contracts in advance of the anticipated contract award.

The futures contracts enable us to purchase natural gas at fixed prices each month from July 2008 through June 2011, which is the expected fixed-price term of the supply contract. Until such time as we are awarded and enter into the supply contract, the futures contracts will not qualify for hedge accounting as cash flow hedges under SFAS No. 133. As a result, we will be required to record directly in our statement of operations any changes in the fair market value of these contracts that may occur from April 18, 2008 through the earlier to occur of (1) our entry into the fixed-price supply contract and success in qualifying the futures contracts for hedge accounting under SFAS No. 133, or (2) the sale of the futures contracts. An increase or decrease of $1.00 in the average price per MMbtu of natural gas that we have purchased under the futures contracts would result in a gain or loss, respectively, of approximately $3.1 million in the fair market value of the futures contracts. One dollar ($1.00) is equal to approximately 10% of the average price per MMbtu of the natural gas we purchased pursuant to the futures contracts.

To purchase the futures contracts, we were required to make an initial margin deposit of $1,236,000. We may be required to make additional deposits if we incur losses related to the futures contracts.

If we are awarded and enter into the supply contract, (1) we will attempt to qualify the futures contracts for hedge accounting as cash flow hedges under SFAS No. 133, but there can be no assurances we will be successful in doing so, and (2) we anticipate that we will hold the futures contracts for the duration of the contract term consistent with the revised natural gas hedging policy adopted by our board of directors in February 2007. If we are not awarded or fail to enter into the supply contract, we intend to sell the futures contracts in an orderly fashion.

Critical Accounting Policies

For the period covered by this report, there have been no material changes to the critical accounting policies we use and have explained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 related to our financial assets and liabilities on January 1, 2008, which did not have a material impact on our financial statements. In accordance with the new standard, we have provided additional disclosures which are included in the notes to our condensed consolidated financial statements.  With respect to our non-financial assets and liabilities, we are currently evaluating the impact, if any, SFAS 157 may have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. Unrealized gains and losses arising subsequent to adoption are reported in earnings. We adopted this statement as of January 1, 2008 and elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (“EITF”) issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 provides guidance and required financial statement disclosures for collaborative arrangement. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, EITF 07-1 may have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides new accounting guidance and disclosure requirements for business combinations. SFAS 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 provides new accounting guidance and disclosure and presentation requirements for non-controlling interests in a subsidiary. SFAS 160 is effective for the first fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact, if any, SFAS 160 may have on our financial statements.

                                                In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact, if any, SFAS 161 may have on our financial statements.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended March 31,
	2007	2008
Statement of Operations Data:
Revenue	100.0%	100.0%
Operating expenses:
Cost of sales	75.7%	74.8%
Selling, general and administrative	22.4%	38.7%
Depreciation and amortization	5.6%	6.9%
Total operating expenses	103.7%	120.4%
Operating loss	(3.7)%	(20.4)%

Interest income, net	1.0%	2.8%
Other income (expense), net	(0.4)%	0.1%
Equity in losses of equity method investee	0.0%	(0.5)%
Loss before income taxes	(3.1)%	(18.0)%
Income tax expense	0.0%	0.1%
Net loss	(3.1)%	(18.1)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

 Revenue.   Revenue increased by $1.7 million to $29.9 million in the three months ended March 31, 2008, from $28.2 million in the three months ended March 31, 2007. This increase was primarily the result of an increase in our average price per gallon between periods. Our effective price per gallon was $1.43 in the three months ended March 31, 2008, which represents a $0.17 per gallon increase from $1.26 in the three months ended March 31, 2007. Revenue also increased between periods as we recorded $4.7 million of revenue related to fuel tax credits in the first quarter of 2008 compared to $3.8 million in the first quarter of 2007. The increases in price and fuel tax credits were offset by the decrease in the number of gallons delivered between periods from 17.8 million gasoline gallon equivalents to 17.6 million gasoline gallon equivalents. The decrease in volume was primarily related to the cancellation of an LNG supply contract by an industrial customer who ceased using LNG in their production process. We also experienced a $1.8 million decrease in station construction revenues between periods.

Cost of sales.   Cost of sales increased by $1.1 million to $22.4 million in the three months ended March 31, 2008, from $21.3 million in the three months ended March 31, 2007. Our cost of sales increased between periods as our effective cost per gallon rose to $1.28 in the three month ended March 31, 2008, which represents a $0.18 per gallon increase over March 31, 2007. Offsetting the increase in our effective cost per gallon was the decrease in station construction costs of $1.8 million between periods.

Selling, general and administrative.   Selling, general and administrative expenses increased by $5.3 million to $11.6 million in the three months ended March 31, 2008, from $6.3 million in the three months ended March 31, 2007. A significant portion of this increase related to a $2.5 million increase in stock option expense between periods. Our marketing expenses increased $1.3 million between periods, primarily due to certain advertising we conducted related to the Ports of Los Angeles and Long Beach and costs we incurred to support the Clean Renewable and Clean Alternative Fuels Act (“Alternative Fuels Act”) in California. We believe that the Alternative Fuels Act represents a significant opportunity for our business. The Alternative Fuels Act, if successfully entered on the November ballot and passed by California voters, would provide financial resources for the purchase and conversion of vehicles to run on clean alternative fuels such as natural gas. There was also an increase of $1.0 million in salaries and benefits between periods primarily related to increased compensation due to our executive officers and the hiring of additional employees. Our employee headcount increased from 102 at March 31, 2007 to 128 at March 31, 2008. Our professional service fees increased $0.5 million between periods, primarily for legal, audit and consulting services related to our obligations as a public company.

Depreciation and amortization.   Depreciation and amortization increased by $0.5 million to $2.1 million in the three months ended March 31, 2008, from $1.6 million in the three months ended March 31, 2007. This increase was primarily related to the result of additional depreciation expense in the three months ended March 31, 2008 related to increased property and equipment balances between periods, primarily related to our expanded station network and fleet of LNG tanker trailers.

Interest income, net.   Interest income, net, increased by $0.5 million from $0.3 million in the three months ended March 31, 2007, to $0.8 million for the three months ended March 31, 2008. This increase was primarily the result of an increase in interest income in the three months ended March 31, 2008 due to higher average cash balances on hand associated with the proceeds received from our initial public offering in May 2007.

Other income (expense), net.   Other income (expense), net, was $38,000 of income in the three months ended March 31, 2008, as compared to $123,000 of expense in the three months ended March 31, 2007. The increase was primarily related to the write-off of certain costs related to station relocation at March 31, 2007 that did not occur in the first three months of 2008, and the sale of certain assets in the first quarter of 2008 that did not occur in the first three months of 2007.

Equity in losses of equity method investee.            During the three months ended March 31, 2008, we recognized $145,000 of pre-opening costs related to our joint venture in Peru. The CNG station opened in April 2008.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities, cash and cash equivalents, the issuance of common stock, sometimes in association with the exercise of certain warrants that were callable at our option, and in 2006 a revolving line of credit with Boone Pickens, our majority stockholder. In May 2007, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $108.5 million, after deducting underwriting discounts, commissions and offering expenses. In addition to funding operations, our principal uses of cash have been, and are expected to be, the construction of new fueling stations, the construction of a new LNG liquefaction plant in California, the purchase of new LNG tanker trailers, the financing of natural gas vehicles for our customers, and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, and for working capital for our expansion. We financed our operations in the first three months of 2008 primarily through cash on hand. At March 31, 2008, we had total cash and cash equivalents of $17.5 million compared to $67.9 million at December 31, 2007. At March 31, 2008, we also had $42.6 million of short-term investments, compared to $12.5 million at December 31, 2007.

Cash used in operating activities was $5.7 million for the three months ended March 31, 2008, compared to cash provided by operating activities of $17.6 million for the three months ended March 31, 2007. The decrease in operating cash flow was primarily due to the change in certain deposits between periods. In January 2007, we received a refund of $22.9 million of margin deposits related to the transfer of certain futures contracts to Boone Pickens. Offsetting this increase was incremental deposits of $1.8 million we made in the first three months of 2008 related to the production of certain LNG trucks we anticipate will be operated in the Ports of Los Angeles and Long Beach.

Cash used in investing activities was $44.8 million for the three months ended March 31, 2008, compared to $6.9 million for the three months ended March 31, 2007. The $37.9 million increase between periods was in part due to increased purchases of property and equipment and increased construction in progress activity in the first three months of 2008, including approximately $9.0 million that we spent on developing our LNG liquefaction plant in California. We also purchased $30.1 million of short-term investments in the first quarter of 2008 with excess cash balances.

Cash provided by financing activities for the three months ended March 31, 2008 was $62,000, compared to cash used in financing activities of $10,000 for the three months ended March 31, 2007. This increase between periods is primarily attributable to an increase in the number of stock options exercised during the three months ended March 31, 2008.

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

We intend to fund our principal liquidity requirements through cash and cash equivalents, cash provided by operations and, if necessary, through debt or equity financings. We anticipate we will need approximately $13.7 million of additional capital to fund our 2008 capital expenditure program in full. As reported in our 10-K for the year ended December 31, 2007 and filed with the SEC on March 19, 2008, we previously anticipated that we would need to raise approximately $40 million of additional capital during 2008 to fund our capital expenditure program in full. The decrease in our anticipated additional capital needs is primarily a result of accelerated collection of fuel tax credits, which the IRS now allows us to claim on a quarterly instead of annual basis, and lower projected costs for station construction activity during 2008 as a result of revised construction schedules. We first intend to pursue bank financing options; however, we may not be able to obtain bank financing on favorable terms, or at all. If we are unable to obtain debt financing, we intend to pursue equity financing options. If we are unable to obtain debt or equity financing in amounts sufficient to fund our 2008 capital expenditure program fully, we will be forced to suspend or curtail certain of our planned expansion activities, which could harm our business, results of operations, or future prospects.

Capital Expenditures

We expect to make capital expenditures, net of grant proceeds, of approximately $54.6 million in 2008 to construct new natural gas fueling stations and for general corporate purposes. Additionally, we have budgeted approximately $49.1 million during 2008 to complete construction of our LNG liquefaction plant in California, which we anticipate will be operational in the fall of 2008. We also anticipate using approximately $11.6 million to finance the purchase of natural gas vehicles by our customers during 2008.

Contractual Obligations

The following represents the scheduled maturities of our contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations:	Total	Remainder of 2008	2009 and 2010	2011 and 2013	2014 and beyond
Capital lease obligations(a)	$209,605	$48,228	$147,690	$13,687	$—
Operating lease commitments(b)	4,725,395	987,205	2,227,094	943,000	568,096
“Take-or-pay” LNG purchase contracts(c)	2,300,675	2,300,675	—	—	—
Construction contracts(d)	9,113,520	9,113,520	—	—	—
Other long-term contract liabilities(e)	36,923,265	36,923,265	—	—	—

Total	$53,272,460	$49,372,893	$2,374,784	$956,687	$568,096

(a)                                  Consists of obligations under a lease of capital equipment used to finance such equipment. Amounts do not include interest as the amounts are immaterial.

(b)                                 Consists of various space and ground leases for our offices and fueling stations as well as leases for equipment.

(c)                                  The amounts in the table represent our estimates for our fixed LNG purchase commitments under three “take or pay” contracts. In October 2007, we entered into a 10-year contingent take-or-pay commitment for 45,000 LNG gallons per day from an LNG plant to be constructed in Arizona, which commitment is not reflected in the table above because of the contingent nature of the obligation. This obligation is contingent on the successful commencement of operations at the LNG plant.

(d)                                 Consists of our obligations to fund various fueling station construction projects, net of amounts funded through March 31, 2008, and excluding contractual commitments related to station sales contracts.

(e)                                  Consists of our obligations to fund certain vehicles under binding purchase agreements and our commitments under binding purchase agreements and contracts we have entered into to acquire certain equipment and services related to the construction of our LNG plant in California. Amounts shown are net of amounts funded through March 31, 2008.

Off-Balance Sheet Arrangements

At March 31, 2008, we had the following off-balance sheet arrangements:

•                                          outstanding standby letters of credit totaling $685,000,

•                                          outstanding surety bonds for construction contracts and general corporate purposes totaling $10.5 million,

•                                          three take-or-pay contracts for the purchase of LNG,

•                                          operating leases where we are the lessee,

•                                          capital leases where we are the lessor and owner of the equipment, and

•                                          firm commitments to sell CNG and LNG at fixed prices or index-plus prices subject to a price cap.

We provide standby letters of credit primarily to support facility leases and equipment purchases and surety bonds primarily for construction contracts in the ordinary course of business, as a form of guarantee. No liability has been recorded in connection with standby letters of credit or surety bonds as we do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.

We have entered into contracts with three vendors to purchase LNG that require us to purchase minimum volumes from the vendors. Two of the contracts expire in June 2008 and the other contract expires in December 2008. The minimum commitments under these three contracts are included in the table set forth under “Take-or-pay” LNG purchase contracts above. On October 2007, we entered into a contingent take-or-pay contract from an LNG plant that is under construction that is not included in the table above.

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

Natural gas costs represented 58% of our cost of sales for 2007 and 63% of our cost of sales for the three months ended March 31, 2008. Prices for natural gas over the eight-year and three-month period from December 31, 1999 through March 31, 2008, based on the NYMEX daily futures data, has ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At March 31, 2008, the NYMEX index price of natural gas was $8.96 per Mcf.

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

We account for these futures contracts in accordance with SFAS No. 133. Under this standard, the accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation maintained. Our futures contracts did not qualify for hedge accounting under SFAS No. 133 for the years ended December 31, 2005, 2006 and 2007, and changes in the fair value of any derivatives we owned were recorded directly to our consolidated statements of operations at the end of each reporting period.

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets. The fair value of these futures contracts is continually subject to change due to changing market conditions. The net effect of the realized and unrealized gains and losses related to these derivative instruments for the year ended December 31, 2006 was a $79.0 million decrease to pre-tax income. We did not have any futures contracts outstanding during 2007 or the three months ended March 31, 2008. In an effort to mitigate the volatility in our earnings related to futures activities, in February 2007, our board of directors adopted a revised natural gas hedging policy which restricts our ability to purchase natural gas futures contracts and offer fixed-price sales contracts to our customers. We plan to structure prospective futures contracts so that they will be accounted for as cash flow hedges under SFAS No. 133, but we cannot be certain they will qualify.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our fixed price and price cap sales contracts as of March 31, 2008. Market risk is estimated as the potential loss resulting from a hypothetical 10.0% adverse change in the fair value of natural gas prices. The results of this analysis, which assumes natural gas prices are in excess of our customer’s price cap arrangements, and may differ from actual results, are as follows:

	Hypothetical adverse change in price	Change in annual pre- tax income
		(in millions)
Fixed price contracts	10.0%	$(0.8)
Price cap contracts	10.0%	$(0.9)

This table does not include two 1.2 million LNG gallon per year renewal options that one of our customers possesses related to an LNG price cap contract.  Had the contract been included, assuming both renewal periods were exercised, the resulting amount for the price cap contracts would be $(1.1) million.

Item 4. – Controls and Procedures

Not applicable

Item 4T. – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

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

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

We may become party to various legal actions that arise in the ordinary course of our business.  During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions.  Disputes may arise during the course of such audits as to facts and matters of law.  It is impossible at this time to determine the ultimate liabilities that we may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing if these liabilities, if any.  If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position or results of operations.  However, we believe that the ultimate resolution of such actions will not have a material adverse affect on our consolidated financial position, results of operations, or liquidity.

Item 1A. – Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, we urge you to carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2007  (filed with the SEC on March 19, 2008) in evaluating an investment in our company. We urge you to consider these matters in conjunction with the other information included or incorporated by reference in this report.

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

We paid to the underwriters underwriting discounts totaling approximately $7.0 million in connection with the offering. In addition, we incurred additional costs of approximately $4.5 million of costs in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total expenses of approximately $11.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $108.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Through March 31, 2008, we have used the net proceeds from the offering as follows:

•              construction of our LNG liquefaction plant in California ($25.9 million),

•              construction and installation of CNG and LNG stations ($9.4 million),

•              financing customer vehicle purchases ($2.6 million), and

•              working capital ($16.0 million).

The balance of the proceeds has been invested in instruments that have financial maturities no longer than six months. We intend to use the remaining proceeds to finish building our LNG liquefaction plant in California, to build additional CNG and LNG fueling stations, to finance additional purchases of natural gas vehicles by our customers and for general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally) and to expand our sales and marketing activities. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering, and the amount and timing of our expenditures will depend on several factors. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3. – Defaults upon Senior Securities

None.

Item 4. – Submission of Matters to a Vote of Security Holders

None.

Item 5. – Other Information

None.

Item 6. – Exhibits

(a)	Exhibits

10.1	Amendment No. 1 to Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Form 10-K we filed with the SEC on March 19, 2008)

10.2	2006 Equity Incentive Plan - Form of Stock Award Agreement

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

CLEAN ENERGY FUELS CORP.

Date: May 15, 2008	By:	/s/	Richard R. Wheeler
Richard R. Wheeler
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)