Form 10-Q
period 2010-09-30
Clean Energy Fuels Corp.
filed 2010-11-08
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

As of November 2, 2010, there were 64,943,601 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2009 and September 30, 2010

(Unaudited)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$67,086,965	$32,178,575
Restricted cash	2,500,000	2,500,000
Accounts receivable, net of allowance for doubtful accounts of $898,423 and $576,882 as of December 31, 2009 and September 30, 2010, respectively	16,339,730	32,339,929
Other receivables	8,862,213	11,061,428
Inventory, net	6,217,133	18,044,725
Prepaid expenses and other current assets	7,393,892	11,265,530
Total current assets	108,399,933	107,390,187
Land, property and equipment, net	172,182,436	199,968,904
Capital lease receivables	1,311,054	1,107,041
Notes receivable and other long-term assets	6,875,364	10,660,592
Investments in other entities	10,536,405	11,171,714
Goodwill	21,572,020	65,821,347
Intangible assets, net of accumulated amortization	34,921,361	112,926,564
Total assets	$355,798,573	$509,046,349
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,439,263	$29,328,727
Accounts payable	14,775,406	34,627,089
Accrued liabilities	9,695,443	20,390,637
Deferred revenue	2,691,007	12,006,967
Total current liabilities	29,601,119	96,353,420
Long-term debt and capital lease obligations, less current portion	9,781,425	33,175,323
Other long-term liabilities	36,039,864	38,203,504
Total liabilities	75,422,408	167,732,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 59,840,151 shares and 64,931,101 shares at December 31, 2009 and September 30, 2010, respectively	5,984	6,493
Additional paid-in capital	424,580,895	506,775,337
Accumulated deficit	(149,410,111)	(165,711,509)
Accumulated other comprehensive income (loss)	2,012,573	(2,915,569)
Total stockholders’ equity of Clean Energy Fuels Corp.	277,189,341	338,154,752
Noncontrolling interest in subsidiary	3,186,824	3,159,350
Total equity	280,376,165	341,314,102
Total liabilities and equity	$355,798,573	$509,046,349

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended

September 30, 2009 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue:
Product revenues	$26,290,638	$40,974,478	$79,500,495	$114,680,989
Service revenues	4,891,188	4,679,229	9,799,506	13,996,136
Total revenues	31,181,826	45,653,707	89,300,001	128,677,125
Operating expenses:
Cost of sales:
Product cost of sales	16,369,247	31,189,766	52,785,705	85,378,128
Service cost of sales	2,388,458	2,319,064	3,820,740	6,305,141
Selling, general and administrative	10,491,987	15,854,920	33,649,427	44,382,202
Depreciation and amortization	4,516,513	5,507,032	12,256,603	15,567,523
Derivative (gain) loss on Series I warrant valuation	15,422,310	(7,866,162)	17,808,673	(5,876,855)
Total operating expenses	49,188,515	47,004,620	120,321,148	145,756,139
Operating loss	(18,006,689)	(1,350,913)	(31,021,147)	(17,079,014)
Interest income (expense), net	(276,110)	(70,126)	(368,186)	16,379
Other expense, net	(107,468)	(308,346)	(293,995)	(303,769)
Income from equity method investments	77,744	95,509	130,162	200,919
Loss before income taxes	(18,312,523)	(1,633,876)	(31,553,166)	(17,165,485)
Income tax benefit (expense)	(68,352)	(290,121)	(209,202)	836,613
Net loss	(18,380,875)	(1,923,997)	(31,762,368)	(16,328,872)
Loss (income) attributable to noncontrolling interest	(79,708)	94,123	430,972	27,474
Net loss attributable to Clean Energy Fuels Corp.	$(18,460,583)	$(1,829,874)	$(31,331,396)	$(16,301,398)
Loss per share attributable to Clean Energy Fuels Corp.
Basic	$(0.31)	$(0.03)	$(0.59)	$(0.27)
Diluted	$(0.31)	$(0.03)	$(0.59)	$(0.27)
Weighted average common shares outstanding
Basic	59,695,666	63,992,763	53,428,391	60,970,130
Diluted	59,695,666	63,992,763	53,428,391	60,970,130

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(31,762,368)	$(16,328,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,256,603	15,567,523
Provision for doubtful accounts	(1,074,005)	138,777
Loss on disposal of assets	404,948	175,223
Stock option expense	10,572,136	9,221,647
Derivative (gain) loss on Series I warrant valuation	17,808,673	(5,876,855)
Contingent consideration	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(1,966,808)	(6,073,435)
Inventory	508,425	(3,433,927)
Return of deposits on LNG trucks	5,672,424	255,124
Margin deposits on futures contracts	(3,155,771)	(2,987,224)
Capital lease receivables	790,442	1,142,835
Prepaid expenses and other assets	(1,199,224)	(982,031)
Accounts payable	1,095,378	13,588,186
Accrued expenses and other	444,996	7,388,381
Net cash provided by operating activities	10,395,849	11,795,352
Cash flows from investing activities:
Purchases of property and equipment	(25,419,519)	(41,437,375)
Proceeds from sale of property and equipment	51,140	280,556
Acquisition, net of cash acquired	(5,645,250)	(15,585,377)
Proceeds from sale of loans receivable	3,026,073	324,576
Investments in other entities	(4,203,758)	(635,309)
Net cash used in investing activities	(32,191,314)	(57,052,929)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,159,570	—
Repayment of capital lease obligations and long-term debt	(2,724,257)	(434,641)
Proceeds from issuance of common stock and exercise of stock options	73,369,650	10,783,828
Net cash provided by financing activities	77,804,963	10,349,187
Net increase (decrease) in cash	56,009,498	(34,908,390)
Cash, beginning of period	36,284,431	67,086,965
Cash, end of period	$92,293,929	$32,178,575
Supplemental disclosure of cash flow information:
Income taxes paid	$59,227	$219,144
Interest paid, net of approximately $509,363 and $295,000 capitalized, respectively	$704,331	$804,363

See accompanying notes to condensed consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—General

Nature of Business:  Clean Energy Fuels Corp. (the “Company”) is engaged in the business of selling natural gas fueling solutions to its customers primarily in the United States and Canada. The Company has a broad customer base in a variety of markets including public transit, refuse, airports and regional trucking. The Company operates, maintains or supplies approximately 211 natural gas fueling locations in Arizona, California, Colorado, District of Columbia, Florida, Georgia, Idaho, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Rhode Island, Texas, Virginia, Washington and Wyoming within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through subsidiaries that are dedicated to manufacturing and servicing advanced natural gas fueling compressors and related equipment, processing and selling renewable biomethane and providing natural gas vehicle conversions. All of the Company’s revenues are presented net of taxes collected.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2009 and 2010. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2009 and 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010.

Note 2—Acquisitions

Operating and Maintenance Contracts

In May and June 2009, the Company acquired four compressed natural gas operations and maintenance services contracts for $5.6 million in cash. The Company recorded $0.5 million to tangible assets and $5.1 million of intangible assets related to customer relationships, which are being amortized over their expected lives of eight years. The results of operations of the acquired contracts are included in the Company’s consolidated financial statements from their acquisition dates forward, which are May 2009 for two of the contracts and June 2009 for the remaining two contracts. In addition, as part of the acquisition, the Company became the custodian of certain customer-owned inventories that it is required to replenish when the contracts expire. The customer-owned inventory was valued on the Company’s books at $986,000 with a corresponding balance of $986,000 recorded as a liability on the acquisition dates of the contracts.

Vehicle Conversion

On October 1, 2009, the Company purchased all the outstanding shares of BAF Technologies, Inc. (“BAF”), under a stock purchase agreement. The Company paid an aggregate of $8.5 million to acquire BAF. Pursuant to the terms of the agreement, the purchase price was reduced by the amount of BAF’s outstanding debt, which was repaid in full at closing. Due to the fact that approximately $3.8 million of BAF’s outstanding debt, including interest, was held by a subsidiary of the Company, the Company paid a net amount of approximately $4.7 million in cash to acquire BAF at the closing. BAF shareholders will be able to earn additional consideration if BAF achieves certain gross profit targets in fiscal 2010 and 2011. The additional consideration will be determined as a percentage of gross profit based on a sliding scale that increases at certain gross profit levels, subject to achieving a minimum gross profit target and capped by a maximum additional payment amount. For 2010, the shareholders of BAF will receive between one and twenty-six percent of the gross profit of BAF as additional consideration if BAF achieves $8 million or more in gross profit, up to a maximum of $11 million in additional consideration (which maximum amount would be payable if BAF achieved approximately $42.3 million in gross profit in 2010).

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

Current assets	$4,820,188
Property, plant and equipment	157,624
Identifiable intangible assets	10,660,000
Goodwill	774,142
Total assets acquired	16,411,954
Current liabilities assumed	(4,844,672)
Total purchase price	$11,567,282

Management allocated approximately $10.7 million of the purchase price to the identifiable intangible assets related to customer relationships, engine certifications and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives of 1.5 to 8 years. In addition, management allocated $0.8 million to goodwill as part of the acquisition and recorded a contingent liability of $3.1 million related to the possible consideration owed to BAF shareholders if BAF achieves certain gross profit targets in 2010 and 2011. Under the accounting guidance the Company must follow for this acquisition, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. The Company recorded a charge of $0.3 million and $0.2 million during the quarters ended March 31, 2010 and June 30, 2010, respectively, and a gain of $0.5 million during the quarter ended September 30, 2010 related to this obligation. These amounts are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The value of the obligation will increase or decrease in relation to any increase or decrease in the anticipated gross profit of BAF.

The results of BAF’s operations have been included in the Company’s consolidated financial statements since October 1, 2009.

Natural Gas Fueling Compressors

On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the advanced natural gas fueling compressor and related equipment manufacturing and servicing business (the “IMW Acquired Business”) of I.M.W. Industries Ltd., a British Columbia corporation (“IMW”). The IMW Acquired Business manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. The IMW Acquired Business is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia and the United States.

In connection with the closing of the Company’s acquisition of the IMW Acquired Business, a subsidiary of the Company (the “Acquisition Subsidiary”) paid an upfront cash payment of approximately $15.6 million (subject to a final working capital adjustment) and issued 4,017,408 shares of the Company’s common stock at closing to IMW’s shareholder. The issued shares were registered and available for immediate resale by the IMW shareholder. An additional $288,000 will be paid by the Acquisition Subsidiary once the Chinese regulatory authorities approve the transfer of IMW Compressors (Shanghai) Co. Ltd. to the Acquisition Subsidiary, which is anticipated within the next thirty days. The Acquisition Subsidiary also issued the following promissory notes to IMW (collectively, the “IMW Notes”): (i) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2011, (ii) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2012, (iii) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2013, and (iv) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2014. Each payment under the IMW Notes will consist of $5.0 million in cash and $7.5 million in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Acquisition Subsidiary’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in the IMW Acquired Business.

IMW’s shareholder may also receive additional consideration based on future gross profits earned by the IMW Acquired Business over the next four years. The additional consideration is subject to achieving minimum gross profit targets and will be determined based on a sliding scale that increases at certain gross profit levels. During the four-year period during which these earn-out payments may be made, the shareholder of IMW will receive between 0 and 23 percent of the gross profit of the IMW Acquired Business as additional consideration, up to a maximum of $40.0 million in the aggregate (which maximum would be payable if the IMW Acquired Business achieves approximately $174.0 million in gross profit over the four-year period during which these earn-out payments may be made).

The Company accounted for this acquisition in accordance with authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values as of the date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$25,948,510
Property, plant and equipment	2,558,791
Identifiable intangible assets	81,400,000
Goodwill	44,249,327
Total assets acquired	154,156,628
Liabilities assumed	(23,985,870)
Total purchase price	$130,170,758

Management allocated approximately $81.4 million of the purchase price to the identifiable intangible assets related to technology, customer relationships, non-compete agreements, and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years.  In addition, management allocated $44.2 million to goodwill as part of the acquisition and recorded a contingent liability of $9.3 million related to the additional consideration described above. As of November 8, 2010, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted retrospectively. The final purchase price allocation is pending the receipt of valuation work, the Company’s internal review of such work, as well as the consideration of income tax related matters.

Under the accounting guidance the Company must follow for this acquisition, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period.  The value of the obligation will increase or decrease in relation to any increase or decrease in the anticipated gross profit of the IMW Acquired Business.  The Company determined that no adjustment was necessary to the original amount recorded at September 30, 2010.  Any future adjustments will be included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

The difference between the fair value and the face value of the future payments will be accreted to interest expense using the effective interest method over the life of the payments.

The results of operations of the IMW Acquired Business have been included in the Company’s consolidated financial statements since September 7, 2010.

The following table presents the Company’s unaudited pro forma results of operations for the three and nine months ended September 30, 2009 and 2010 as if the acquisition had occurred at the beginning of the respective periods. The pro forma financial data for all periods presented include adjustments for the following: (i) elimination of intercompany transactions (ii) recording the additional amortization expense from the identifiable intangible assets (iii) adjusting the estimated tax provision of the pro forma combined results; (iv) United States Generally Accepted Accounting Principles conversion adjustments and (v) the issuance of the Company’s common stock as part of the acquisition. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at the beginning of the respective periods, or of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2009	2010	2009	2010

Revenue	$40,705	$58,372	$113,988	$166,192
Net loss	(20,818)	(3,515)	(38,176)	(23,115)
Loss per share
Basic	(0.33)	(0.05)	(0.66)	(0.38)
Diluted	(0.33)	(0.05)	(0.66)	(0.38)

For the period from September 7, 2010 through September 30, 2010, the IMW Acquired Business contributed approximately $3.3 million and $(0.3) million, respectively, to the Company’s revenues and net loss for the period.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

Note 4—Natural Gas Derivative Financial Instruments

The Company, in an effort to manage its natural gas commodity price risk exposures related to certain contracts, utilizes derivative financial instruments. The Company, from time to time, enters into natural gas futures contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed-price arrangements. The Company accounts for its derivative instruments in accordance with authoritative guidance for derivative instruments and hedging activities, which requires the recognition of all derivatives as either assets or liabilities in the condensed consolidated balance sheet and the measurement of those instruments at fair value. Historically, through September 30, 2008, the Company’s derivative instruments have not qualified for hedge accounting under the authoritative guidance. On and after July 1, 2008, the Company entered into futures contracts that did qualify for hedge accounting. The Company’s futures contracts at September 30, 2009 and 2010 are being accounted for as cash flow hedges under the authoritative guidance and are being used to mitigate the Company’s exposure to changes in the price of natural gas and not for speculative purposes. At September 30, 2009 and 2010, all of the Company’s futures contracts qualified for hedge accounting.

The counter-party to the Company’s derivative transactions is a high credit quality counterparty; however, the Company is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments. The Company manages this credit risk by minimizing the number and size of its derivative contracts. The Company actively monitors the creditworthiness of its counterparties and records valuation adjustments against the derivative assets to reflect counterparty risk, if necessary. The counter-party is also exposed to credit risk of the Company, which requires the Company to provide cash deposits as collateral.

The Company marks to market its open futures positions at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the condensed consolidated statements of operations or in accumulated other comprehensive income in the condensed consolidated balance sheets in accordance with the guidance. The Company recorded an unrealized gains of approximately $1.5 million, and an unrealized loss of approximately $5.1 million, in accumulated other comprehensive income related to its futures contracts for the nine month periods ended September 30, 2009 and 2010, respectively. Of the approximately $5.0 million liability for the Company’s futures contracts at September 30, 2010, approximately $3.3 million is included in accrued liabilities for the short-term amount, and approximately $1.7 million is included in other long-term liabilities for the long-term amount in the Company’s condensed consolidated balance sheet at September 30, 2010. Of the asset for the Company’s futures contracts of approximately $0.8 million at September 30, 2009, approximately $0.5 million is included in prepaid expenses and other current assets for the short-term amount, and approximately $0.3 million is included in other long-term assets for the long-term amount in the Company’s condensed consolidated balance sheet at September 30, 2009. The Company’s ineffectiveness related to its futures contracts during the nine month periods ended September 30, 2009 and 2010, respectively, was insignificant. For the nine month periods ended September 30, 2009 and 2010, the Company recognized a loss of approximately $1.7 million and a loss of approximately $0.9 million, respectively, in cost of sales in the accompanying condensed consolidated statements of operations related to its futures contracts that were settled during the respective nine-month periods.

The Company is required to make certain deposits on its futures contracts, should any exist. At September 30, 2009, the Company had $3.9 million of margin deposits related to its futures contracts covering approximately 31.8 million gasoline gallon equivalents of natural gas fuel, of which $2.6 million related to contracts that expired during the following twelve months and were classified as current at September 30, 2009. At September 30, 2010, the Company had $5.9 million of margin deposits related to its futures contracts covering approximately 19.9 million gasoline gallon equivalents of fuel, of which $3.8 million were current at September 30, 2010. The current portion of the deposits are recorded in prepaid expenses and other current assets, and the long-term portion of the deposits are recorded in notes receivable and other long-term assets in the Company’s condensed consolidated balance sheets.

The following table presents the notional amounts and weighted average fixed prices per gasoline gallon equivalent of the Company’s natural gas futures contracts as of September 30, 2010:

	Gallons	Weighted Average Price Per Gasoline Gallon Equivalent
October to December, 2010	2,880,000	$0.77
2011	11,600,000	0.82
2012	5,160,000	0.81
January to May, 2013	300,000	0.81

Note 5—Other Receivables

Other receivables at December 31, 2009 and September 30, 2010 consisted of the following:

	December 31, 2009	September 30, 2010
Loans to customers to finance vehicle purchases	$1,179,356	$1,421,327
Capital lease receivables	1,209,819	270,997
Accrued customer billings	—	4,548,657
Advances to vehicle manufacturers	2,413,066	1,943,696
Fuel tax credits	2,626,551	660,034
Other	1,433,421	2,216,717
	$8,862,213	$11,061,428

Note 6—Inventories:

Inventories at December 31, 2009 and September 30, 2010 consisted of the following:

	December 31, 2009	September 30, 2010
Raw materials and spare parts	$6,217,133	$15,266,724
Work in progress	—	845,514
Finished goods	—	1,932,487
	$6,217,133	$18,044,725

Raw materials and spare parts are stated at the lower of cost, which is direct material and freight, and net realizable value, on a first-in, first-out basis. Work in progress and finished goods inventory is recorded at the lower of cost, which includes the direct cost of materials plus freight, labor and overhead, and net realizable value.

Note 7—Land, Property and Equipment

Land, property and equipment at December 31, 2009 and September 30, 2010 are summarized as follows:

	December 31, 2009	September 30, 2010
Land	$472,616	$472,616
LNG liquefaction plants	91,830,640	92,399,792
Station equipment	83,935,092	90,752,634
LNG tanker trailers	11,887,326	11,904,446
Biomethane plant	6,502,854	15,991,918
Other equipment	9,241,630	13,454,432
Construction in progress	14,190,917	31,898,892
	218,061,075	256,874,730
Less accumulated depreciation	(45,878,639)	(56,905,826)
	$172,182,436	$199,968,904

Note 8—Investments in Other Entities

Through September 30, 2010, the Company invested approximately $10.4 million in The Vehicle Production Group LLC (“VPG”), a company that is developing a natural gas vehicle made in the United States for taxi and paratransit use. The Company has now met its investment commitment to VPG and will not be required to invest additional funds under its original investment commitment. The Company accounts for its investment in VPG under the cost method of accounting as the Company does not have the ability to exercise significant influence over VPG’s operations.

Note 9—Accrued Liabilities

Accrued liabilities at December 31, 2009 and September 30, 2010 consisted of the following:

	December 31, 2009	September 30, 2010
Salaries and wages	$2,555,849	$3,616,035
Accrued gas purchases	627,710	1,207,235
Obligation under derivative liability	—	3,263,041
Contingent obligations	—	3,762,000
Accrued property and other taxes	2,383,707	2,448,350
Accrued professional fees	577,470	798,765
Accrued employee benefits	777,058	1,577,280
Accrued warranty liability	1,135,846	1,992,667
Other	1,637,803	1,725,264
	$9,695,443	$20,390,637

Note 10— Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty.  Changes in the warranty liability, which are included in current liabilities for the short-term portion, and in other long-term liabilities for the long-term portion on the Company’s condensed consolidated balance sheets, are presented in the following tables:

	December 31, 2009	September 30, 2010
Warranty liability at beginning of year	$—	$1,135,846
Acquired liability	989,112	741,299
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	221,410	478,219
Service obligations honored	(74,676)	(362,697)
Warranty liability at end of year	$1,135,846	$1,992,667
Current portion	726,356	927,930
Non-current portion	409,490	1,064,737
Warranty liability at end of period	$1,135,846	$1,992,667

Note 11—Debt

	December 31, 2009	September 30, 2010
Facility B loan	$10,047,492	$9,908,978
IMW promissory notes	—	43,500,000
IMW assumed debt	—	7,064,774
Capital lease obligations	2,173,196	2,030,298
Total debt & capital lease obligations	12,220,688	62,504,050
Less amounts due within one year and short-term borrowings	(2,439,263)	(29,328,727)
Total long-term debt & capital lease obligations	$9,781,425	$33,175,323

In conjunction with the Company’s acquisition of its 70% interest in Dallas Clean Energy, LLC (“DCE”), on August 15, 2008, the Company entered into a Credit Agreement with PlainsCapital Bank (“PCB”). The Company borrowed $18.0 million (the “Facility A Loan”) to finance the acquisition of its membership interests in DCE. The Company also obtained a $12.0 million line of credit from PCB to finance capital improvements of the DCE processing facility and to pay certain costs and expenses related to the acquisition and the PCB loans (the “Facility B Loan”).

On October 7, 2009, the Facility A Loan was repaid in full and converted into a $20.0 million line of credit (the “A Line of Credit”) pursuant to an amendment to the Credit Agreement.  On August 13, 2010, the Credit Agreement was amended to extend the maturity date of the A Line of Credit to August 14, 2011.  The amendment also provides for a 1-year option to extend the maturity date to August 14, 2012, subject to the addition of an unused facility fee, as well as the Company not being in default on the A Line of Credit.  The unused facility fees are to be paid quarterly, in an amount equal to one-tenth of one percent (0.10%) times the unused portion.  As of September 30, 2010, the Company did not have any amounts outstanding under the A Line of Credit.

The principal amount of the Facility B Loan became due and payable in annual payments commencing on August 1, 2009, and continuing each anniversary date thereafter, with each such payment being in an amount equal to the lesser of twenty percent of the aggregate principal amount of the Facility B Loan then outstanding or $2,800,000.  Pursuant to an amendment to the Facility B loan between the Company and PCB dated November 1, 2010, for a nominal fee, PCB agreed to forgo the scheduled payment due from the Company in the amount of $2.0 million until January 31, 2011.  As of September 30, 2010, the Company had an outstanding balance of $9.9 million under the Facility B Loan.  Any amount of unpaid principal and interest outstanding on the Facility B Loan is due and payable on August 15, 2013.

Interest accrues daily on the amounts outstanding under the Credit Agreement at the greater of the prime rate of interest for the United States plus 0.50% per annum, or 5.50% per annum.  The Company paid a facility fee of $300,000 in connection with the Credit Agreement.  As of September 30, 2010, the unamortized balance of the facility fee was $172,500.  Amortization of the facility fee is recorded as additional interest expense in the consolidated statements of operations.

The Credit Agreement requires the Company to comply with certain covenants. The Company may not incur indebtedness or liens except as permitted by the Credit Agreement, or declare or pay dividends. The Company must maintain, on a quarterly basis, minimum liquidity of not less than $6.0 million, accounts receivable balances, as defined, of not less than $8.0 million, consolidated net worth, as defined, of not less than $150.0 million, and a debt to equity ratio, as defined, of not more than 0.3 to 1. Beginning in the quarter ended June 30, 2009, the Company must also maintain a specific minimum debt service ratio at each quarter end. Effective in the fourth quarter of 2008, the Company established a lock-box arrangement with PCB subject to the Credit Agreement. Funds from the Company’s customers are remitted to the lock-box and then deposited to a PCB bank account. The remitted funds are not used to pay-down the balance of the Credit Agreement. However, if the Company defaults on the Credit Agreement, all of the obligations under the Credit Agreement will become immediately due and payable and all funds received in the Company’s lock-box held by PCB will be applied to the balance due on the A Line of Credit and the Facility B Loan. One of the events of default is the occurrence of a “material adverse change,” which is a subjective acceleration clause. Based on the authoritative guidance for balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box arrangement, the Company has classified its debt pursuant to the Credit Agreement as short-term or long-term, as appropriate, and believes that the likelihood of an event of default is more than remote, but not more likely than not.

One of the Company’s bank covenants is a requirement to maintain accounts receivable balances from certain subsidiaries above $8.0 million at each quarter end during the term. Because the Company’s revenues are dependent on the price of natural gas and the volume of natural gas the Company delivers, to the extent natural gas prices fall or the Company’s volumes decline, the Company could violate this covenant in the future. Beginning with the quarter ended June 30, 2009, the Company is required to maintain a debt service ratio, as defined, of not less than 1.5 to 1. For the quarter ended September 30, 2010, the Company was not in compliance with this covenant; however, PCB agreed by letter dated November 1, 2010 to waive compliance with the covenant until the next quarterly calculation at December 31, 2010.  The entire amount of the Facility B Loan is shown as current in the accompanying condensed consolidated balance sheets based on the prevailing accounting guidance. To the extent the Company’s operating results do not materialize as anticipated, the Company could violate this covenant again in the future. In the event the Company violates any of the covenants in the future it would seek another waiver from PCB.  The Credit Agreement is secured by the Company’s interest in, and note receivable from, DCE (described below), certain of the Company’s accounts receivable and inventory balances and 45 of the Company’s LNG tanker trailers. The net book value of the collateral securing the PCB loans was approximately $57.4 million at September 30, 2010. The Company maintains $2.5 million in a payment reserve account at PCB. PCB may, in the event of a default, withdraw funds from the account to apply to the principal and interest payments due on the A Line of Credit or the Facility B Loan. Such amount is included as restricted cash in the Company’s condensed consolidated balance sheet at September 30, 2010.

In conjunction with the DCE acquisition mentioned above, the Company also entered into a Loan Agreement with DCE (the “DCE Loan”) to provide secured financing of up to $14.0 million to DCE for future capital expenditures or other uses as agreed to by the Company, in its sole discretion. As of September 30, 2010, the Company is owed approximately $10.6 million under the DCE Loan. Interest on the unpaid balance accrues at a rate of 12% per annum and became payable quarterly beginning on September 30, 2008. The principal amount of the loan is due and payable in annual payments commencing on August 1, 2009, and continuing each anniversary date thereafter, with each such payment being in an amount equal to the lesser of the aggregate principal amount of the DCE Loan then outstanding or $2,800,000.  As referenced above, PCB agreed to forgo the Company’s next Facility B Loan payment in the amount of $2.0 million until January 31, 2011.  The Company granted the same extension to DCE for its next payment on the DCE Loan.  On August 1, 2013, the entire amount of unpaid principal and interest under the DCE Loan is due and payable.

The principal and accrued interest balances, as well as any interest income related to the DCE Loan, are eliminated in the consolidated financial statements of the Company. Any event of default by DCE on the DCE Loan results in a cross-default of the Company’s Credit Agreement with PCB. Events of default include failure to make payments when due, DCE’s failure to perform under the provisions of its landfill lease with the City of Dallas, DCE’s violation of a covenant under its operating agreement and other standard events of default.

In connection with the closing of the Company’s acquisition of the IMW Acquired Business, the Acquisition Subsidiary issued the IMW Notes (as described in note 2 herein) to IMW.

Also in connection with the closing of the Company’s acquisition of the IMW Acquired Business, the Acquisition Subsidiary entered into an Assumption Agreement (the “Assumption Agreement”) with HSBC Bank Canada (“HSBC”) pursuant to which the Acquisition Subsidiary assumed the obligations and liabilities of IMW under the following arrangements with HSBC (collectively, the “IMW Lines of Credit”):

(i)            An operating line of credit with a limit of $7,750,000 in Canadian dollars (“CAD”) bearing interest at prime plus 1.25%, to assist in financing the day-to-day working capital needs of the Acquisition Subsidiary.

(ii)           A bank guarantee line with a limit of CAD$3,000,000, which allows the Acquisition Subsidiary to provide guarantees and/or standby letters of credit to overseas suppliers or bid/performance deposits on contracts.

(iii)          A forward exchange contract line with a limit of CAD$13,750,000. The forward exchange contract line allows the Acquisition Subsidiary to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750,000 (no forward exchange contracts were outstanding at September 30, 2010).

(iv)          A MasterCard limit with a maximum amount of CAD$150,000.

(v)           An operating line of credit with a limit of 4,000,000 Renminbi (“RMB”) (CAD$593,000) bearing interest at the 6 month People’s Bank of China rate plus 2.5%.

(vi)          A bank guarantee line with a limit of 1,000,000 RMB (CAD$148,000).

(vii)         A 16,750,000 Bengali Taka (CAD$239,000) operating line of credit bearing interest at 14%.

(viii)        A 320,000,000 Columbian Peso (CAD$166,000) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 9%.

The IMW Lines of Credit are secured by a general security agreement providing a first priority security interest in all present and after acquired personal property of the Acquisition Subsidiary, including specific charges on all serial numbered goods, inventory and other assets and assignment of risk insurance (the “Security”). The IMW Lines of Credit contain no fixed repayment terms or mandatory principal payments and are due on demand. Based on the relevant accounting guidance, we have classified this debt pursuant to the credit agreement as short-term given that it is due on demand.

The Assumption Agreement with HSBC also includes certain financial covenants. Among these financial covenants are that the Acquisition Subsidiary shall not permit: 1) its ratio of debt to tangible net worth to be greater than 3.25 to 1 until December 31, 2010 and greater than 3.00 to 1 from January 1, 2011 onward, 2) its tangible net worth to at anytime be below CAD$3,000,000 and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1 until December 31, 2010 and less than 1.25 to 1 from January 1, 2011 onward. IMW is in compliance with the financial covenants as of September 30, 2010. Further, (i) 0884808 B.C. Ltd., a British Columbia corporation and a subsidiary of the Company (“Canadian AcqCo”), guaranteed the Acquisition Subsidiary’s obligations under the IMW Lines of Credit, (ii) Canadian AcqCo entered into a general security agreement with HSBC pursuant to which Canadian AcqCo agreed that the IMW Lines of Credit are secured by a first priority security interest in all of its present and after acquired personal property, and (iii) Clean Energy, a California corporation and a subsidiary of the Company (“CE”), agreed to inject not less than USD$2,000,000 of additional working capital into the Acquisition Subsidiary at the closing of the Company’s acquisition of the IMW Acquired Business.

In addition, CE and Canadian AcqCo agreed that should the making of any scheduled payment by the Acquisition Subsidiary to IMW under the IMW Notes result in the Acquisition Subsidiary being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, CE and Canadian AcqCo shall furnish the Acquisition Subsidiary with the funds needed to remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security. Further, CE and Canadian AcqCo agreed that should the Acquisition Subsidiary make any future earn-out payments to the IMW shareholder in connection with the acquisition of the IMW Acquired Business, and should the making of such earn-out payments result in the Acquisition Subsidiary being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, then CE and Canadian AcqCo shall furnish the Acquisition Subsidiary with the funds needed to make such earn-out payments and remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security.

Note 12—Earnings Per Share

Basic earnings per share is based upon the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Basic and diluted:
Weighted average number of common shares outstanding	59,695,666	63,992,763	53,428,391	60,970,130

Certain securities were excluded from the diluted earnings per share calculations at September 30, 2009 and 2010, respectively, as the inclusion of the securities would be anti-dilutive to the calculations. The amounts outstanding as of September 30, 2009 and 2010 for these instruments are as follows:

	September 30,
	2009	2010
Options	9,186,614	9,563,055
Warrants	18,314,394	18,314,394

Note 13—Comprehensive Loss

The following table presents the Company’s comprehensive loss for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010
Net loss attributable to Clean Energy Fuels Corp.	$(31,331,396)	$(16,301,398)
Derivative unrealized gains (losses)	1,490,825	(5,129,379)
Foreign currency translation adjustments	289,887	201,237
Comprehensive loss	$(29,550,684)	$(21,229,540)

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Stock options:
Stock-based compensation expense	$3,551,992	$3,259,927	$10,572,136	$9,221,647
Income tax benefit	—		—	—
Stock-based compensation expense, net of tax	$3,551,992	$3,259,927	$10,572,136	$9,221,647

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2010:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	10,348,188	$9.57
Granted	446,750	16.70
Exercised	(1,073,542)	10.05
Cancelled/Forfeited	(158,341)	13.37
Outstanding at September 30, 2010	9,563,055	9.79
Exercisable at September 30, 2010	5,879,328	8.97

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010:

Nine Months Ended September 30, 2010
Dividend yield	0.00%
Expected volatility	87.69%
Risk-free interest rate	2.08%
Expected life in years	6.00

Based on these assumptions, the weighted average grant date fair value of options granted during the nine months ended September 30, 2010 was $15.66.

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

Note 16—Environmental Matters, Litigation, Claims, Commitments and Contingencies

The Company is subject to federal, state, local, and foreign environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations that would have a material impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local and foreign environmental laws and regulations.

The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have and may continue to arise during the course of such audits as to facts and matters of law. On July 15, 2010, the Internal Revenue Service (“IRS”) sent the Company a letter disallowing approximately $5.1 million related to certain claims it made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program. The Company believes its claims were properly made and has appealed the IRS’s request for payment. It is impossible at this time to determine the ultimate liabilities that the Company may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company’s consolidated financial position or results of operations. However, the Company believes that the ultimate resolution of such actions will not have a material adverse affect on the Company’s consolidated financial position, results of operations, or liquidity.

Note 17—Income Taxes

The Company is required to recognize the impact of a tax position in its financial statements if the position is more likely than not of being sustained by the taxing authority upon examination, based on the technical merits of the position. The Company accrues interest based on the difference between a tax position recognized in the financial statements and the amount claimed on its returns at statutory interest rates. The net interest incurred was immaterial for the nine months ended September 30, 2009 and 2010. Further, the Company accrues penalties if the tax position does not meet the minimum statutory threshold to avoid penalties. No penalties have been accrued by the Company. The Company’s unrecognized tax benefits as of September 30, 2010 are unchanged from December 31, 2009.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2005 through 2009 are subject to examination by various tax authorities. The Company is no longer subject to U.S. or state examination for years before 2005. The Company is currently under audit by the IRS for tax years 2006 through 2008. On July 15, 2010, the IRS sent the Company a letter disallowing approximately $5.1 million related to certain claims the Company made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program. The Company believes its claims were properly made and has appealed the IRS’s request for payment.

The Company’s tax benefit for the period ended September 30, 2010 includes a refund of approximately $1.3 million of alternative minimum taxes previously paid attributable to the Company’s election of the extended net operating loss five-year carryback provision under the Worker, Homeownership, and Business Assistance Act of 2009.

Note 18—Fair Value Measurements

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements related to financial instruments. In December 2007, the Financial Accounting Standard Board (“FASB”) provided a one-year deferral of this guidance for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, the Company adopted this guidance for non-financial assets and non-financial liabilities on January 1, 2009.

During the nine months ended September 30, 2010, the Company’s financial instruments consisted of natural gas futures contracts, debt instruments, Series I warrants, and the contingent consideration related to both its BAF acquisition and its acquisition of the IMW Acquired Business. The Company remeasures its contingent consideration based on the discounted future cash flows of BAF and the IMW Acquired Business during the contingency periods, which expire December 31, 2011 and March 31, 2014, respectively. The Company records any change in its contingency obligation in selling, general and administrative expenses in its condensed consolidated statements of operations. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts. The Company uses a Monte Carlo simulation model to value the Series I warrants, which requires the Company to make certain estimates including risk-free interest rates and the volatility of its stock price, among others. The Company’s futures contracts and contingent consideration obligation are recorded in accrued liabilities for the short-term liability amount, and long-term liabilities for the long-term liability amount, and the Series I warrants are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet at September 30, 2010. The fair market value of the Company’s debt instruments approximated their carrying values at September 30, 2010.

The following table reflects the fair value as defined by the authoritative guidance of the Company’s natural gas futures contracts and Series I warrants at September 30, 2009:

	Balance at September 30, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Natural gas futures contracts obligation	$(836,342)	$—	$(836,342)	$—
Series I warrants	$(30,182,411)	$—	$—	$(30,182,411)

The Company recorded a charge of $17,808,673 for the nine month period ended September 30, 2009 in the statement of operations associated with the Series I warrants.

The following table provides a reconciliation of the beginning and ending balances for the Series I warrants at fair value using significant other unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Series I Warrants
Beginning Balance, January 1, 2009	$(12,373,738)
Total charges included in earnings for the period	(17,808,673)
Purchases	—
Sales	—
Transfers In/Out	—
Ending Balance, September 30, 2009	$(30,182,411)

The following table reflects the fair value as defined by the authoritative guidance of the Company’s natural gas futures contracts, Series I warrants and contingent consideration at September 30, 2010:

	Balance at September 30, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Natural gas futures contracts obligation	$(4,970,244)	$—	$(4,970,224)	$—
Series I warrants	$(23,863,637)	$—	$—	$(23,863,637)
Contingent consideration	$(12,400,000)	$—	$—	$(12,400,000)

The Company recorded a gain of $5,876,854 for the nine month period ended September 30, 2010 in the statement of operations associated with the Series I warrants.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration and the Series I warrants at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	Contingent Consideration	Series I Warrants
Beginning Balance, January 1, 2010	$(3,100,000)	$(29,740,491)
Total gain included in earnings for the period	—	5,876,854
IMW Purchased obligations	(9,300,000)	—
Sales	—	—
Transfers In/Out	—	—
Ending Balance, September 30, 2010	$(12,400,000)	$(23,863,637)

Note 19—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

In June 2008, the FASB reached a consensus on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The FASB concluded, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a “plain vanilla” option or forward pricing model and they do not increase the contract’s exposure to those variables. The Company’s Series I warrants issued on October 28, 2008 are linked to the Company’s own equity shares; however, the investor has protective pricing features commonly referred to as “down-round” protection, whereby the conversion price potentially resets if the common stock price of the Company declines after issuance or shares are issued by the Company at prices below the exercise price of the warrants. As a result of this guidance, effective January 1, 2009, the Company accounts for the Series I warrants as a derivative. The Company recorded a cumulative-effect adjustment of approximately $2.6 million to opening retained earnings and reclassed approximately $9.8 million from additional paid-in capital to long-term liabilities on the date of adopting this guidance, January 1, 2009. During 2009 and during the nine month period ended September 30, 2010, the Company recorded a charge of $17.4 million and a gain of $5.9 million, respectively, related to valuing the Series I warrants.

In October 2009, the FASB issued new authoritative guidance on multi-deliverable revenue arrangements. This guidance establishes requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”). This guidance amends previous guidance by eliminating the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted under this new guidance. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The revised guidance is effective for fiscal periods beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 20—Volumetric Excise Tax Credit (VETC)

The Company recorded its VETC credits as revenue in its condensed consolidated statements of operations as the credits were refundable and did not need to offset income tax liabilities to be received. VETC revenues for the nine month periods ended September 30, 2009 and 2010 were approximately $11.8 million and $0.0 million, respectively. The legislation providing for VETC expired on December 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K filed with the SEC on March 10, 2010, as well as the consolidated financial statements and notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2009 Annual Report on Form 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2009 Annual Report on Form 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Overview

We provide natural gas solutions for vehicle fleets primarily in the United States and Canada. Our primary business activity is selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) vehicle fuel to our customers. We also build, operate and maintain fueling stations, manufacture and service advanced natural gas fueling compressors, and related equipment, process and sell renewable biomethane and provide natural gas vehicle conversions.  Our customers include fleet operators in a variety of markets, such as public transit, refuse hauling, airports, taxis and regional trucking. In April 2008, we opened our first compressed natural gas station in Lima, Peru, through our joint venture, Clean Energy del Peru. In August 2008, we acquired 70% of the outstanding membership interest of Dallas Clean Energy, LLC (“DCE”). DCE owns a facility that collects, processes and sells renewable biomethane collected from a landfill in Dallas, Texas. On October 1, 2009, we acquired 100% of BAF Technologies, Inc. (“BAF”), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles.  On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the advanced, non-lubricated natural gas fueling compressor and related equipment manufacturing and servicing business (the “IMW Acquired Business”) of I.M.W. Industries Ltd., a British Columbia corporation (“IMW”).

The following overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance as well as recent and anticipated business trends.

Sources of revenue.  We generate the majority of our revenue from selling CNG and LNG and providing operations and maintenance services to our customers. The balance of our revenue is provided by designing and constructing natural gas fueling stations, financing our customers’ natural gas vehicle purchases, sales of pipeline quality biomethane produced by our DCE joint venture, sales of natural gas vehicles through our wholly owned subsidiary BAF, and commencing on September 7, 2010, sales of advanced natural gas fueling compressors and related equipment and maintenance services through the IMW Acquired Business.

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide operating and maintenance (“O&M”) services but do not directly sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru, plus (iv) our proportionate share of the gasoline gallon equivalents of biomethane produced and sold as pipeline quality natural gas by DCE, (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss). The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this report, presents our key operating data for the years ended December 31, 2007, 2008 and 2009 and for the three and nine months ended September 30, 2009 and 2010:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
CNG	48.0	47.6	67.9	19.9	20.2	48.3	60.0
Biomethane	—	2.0	6.4	1.9	1.8	4.3	5.6
LNG	27.3	23.9	26.7	7.7	9.3	18.9	25.4
Total	75.3	73.5	101.0	29.5	31.3	71.5	91.0
Operating data
Gross margin	$32,055,904	$27,098,948	$48,582,410	$12,424,121	$12,144,877	$32,693,556	$36,993,856
Net income (loss)	(8,894,362)	(44,462,674)	(33,248,701)	(18,460,583)	(1,829,874)	(31,331,396)	(16,301,398)

Key trends in 2007, 2008, and 2009 and the first nine months of 2010.  According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 29% during the period January 1, 2007 through December 31, 2009. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets.

The number of fueling stations we served grew from 147 at December 31, 2004 to 211 at September 30, 2010 (a 43.5% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG and LNG gasoline gallon equivalents we delivered from 2005 to 2009 increased by 77.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during these periods. Our cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers.

During the last half of 2009 and the first nine months of 2010, we also experienced reduced margins in certain markets, particularly in the municipal transit and refuse sector. The reduction in margins is primarily a result of increased competition and sales agreements with larger entities that have greater pricing leverage. Also, in many cases, our agreements with our customers, including governmental agencies, are subject to a competitive bidding process and we may be required to reduce our prices to maintain our contracts as they come up for bid. We also have significant contracts with government entities that are experiencing large budget deficits and these customers have and may continue to demand price reductions for our services. In addition, in May and June of 2009, we acquired four compressed natural gas operations and maintenance services contracts with municipal transit agencies that have significant volume but smaller margins than we typically generate on our fuel sales. As a result, the overall average margin on our fuel sales across our business decreased during these periods. We believe that our margins on fuel sales will improve in the future to the extent we are successful in growing our retail CNG and LNG fueling operations, which is where we earn our highest margin, relative to our lower margin operations, such as municipal transit. If we are unsuccessful in growing our retail CNG and LNG fueling operations, we may experience reduced margins. We may also lose contracts with governmental customers if we are unwilling or unable to reduce our prices or lose in the competitive bidding process, which would reduce our volumes. For example, MTS of San Diego, which represented approximately six million gasoline gallon equivalents of our CNG volume in 2009, recently conducted a competitive bidding procurement and awarded the contract to a competitor beginning July 27, 2010. We will need to grow our business with non-government entities to replace volumes lost in competitive bid procurements when we are not successful in retaining the contracts.

Recent developments.  On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the IMW Acquired Business.  The IMW Acquired Business manufactures and services advanced natural gas fueling compressors and related equipment for the global natural gas fueling market.  The IMW Acquired Business is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Columbia and the United States.  We believe the acquisition of the IMW Acquired Business will enable us to participate in the growth of natural gas vehicle fueling overseas, as well as in North America, and enable us to offer our customers a wider variety of natural gas vehicle fueling solutions.

On August 30, 2010, we executed a non-binding Letter of Intent (the “LOI”) to acquire all of the outstanding interests or substantially all of the assets of Wyoming Northstar Incorporated and its affiliates (collectively, “Northstar”). Northstar is primarily engaged in manufacturing, constructing and servicing LNG and LCNG fueling facilities. Subject to the completion of our due diligence investigation of Northstar and the execution of a definitive purchase agreement, we agreed to purchase the Northstar business for consideration of up to $16 million, with $6.5 million payable at closing and a portion of the consideration to be allocated to employee retention programs. The remaining consideration will be payable in equal payments over the five years following the acquisition. The acquisition is subject to the final approval of a Committee of our Board of Directors and Northstar’s Board of Directors. We plan to complete due diligence and negotiation of the definitive agreement as soon as possible, but there is no guarantee that we will be successful in completing the acquisition.

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

We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our recent acquisition of the IMW Acquired Business, we are now a fully integrated provider of advanced compression technology, station-building and fueling.  We have built natural gas fueling stations, and plan to build additional natural gas fueling stations, that will provide LNG to fleet vehicles at the Ports of Los Angeles and Long Beach and for other regional corridors throughout the United States. We also anticipate expanding our sales of CNG and LNG in the other markets in which we operate, including public transit, regional trucking, refuse hauling and airports. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network or LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or biomethane production business that may require us to raise additional capital. Additionally, we have and will continue to increase our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

Continuing high unemployment rates and reduced economic activity may reduce our opportunities to attract new fleet customers. Many governmental entities, which represented approximately 37% of our revenues for the nine months ended September 30, 2010, are experiencing significant budget deficits as a result of the economic recession and have been, and may continue to be, unable to invest in new natural gas vehicles for their transit or refuse fleets or may be compelled to reduce public transportation and services, or the prices they pay for these services, which would negatively affect our business.

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

We anticipate that we will need to raise capital in order to continue to fund the growth of our business. Our current business plan calls for approximately $17.1 million in capital expenditures from October 1, 2010 through December 31, 2010, primarily related to construction of new fueling stations. We may also elect to invest additional amounts in expansion of our California LNG plant, expansion of our DCE landfill gas processing plant, or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. We will need to raise additional capital as necessary to fund any expansion of our California LNG plant or DCE landfill gas plant, acquisitions or other capital expenditures or investments that we cannot fund through available cash, our line of credit from PCB, or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant or DCE gas processing plant and potential merger or acquisition activity. For more information, see “Liquidity and Capital Resources” below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, expand our California LNG plant or DCE gas processing plant, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and reduce our ability to grow our business and generate increased revenues.

Volatility in operating results related to Series I warrants.  Beginning January 1, 2009, under recent accounting guidance, we are required to record the change in the fair market value of our Series I warrants in our financial statements until the Series I warrants are exercised or expire. If the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants. We recognized a (gain) loss of $0.2 million, $2.2 million, $15.4 million, ($0.4) million, $18.6 million, ($16.6) million, and ($7.9) million, related to recording the fair market value changes of our Series I warrants in the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, respectively. Our earnings or loss per share have been and will likely continue to be materially impacted by future gains or losses we are required to take as a result of valuing our Series I warrants.

Volatility in operating results related to BAF & IMW contingent consideration.  Under recent business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and the IMW Acquired Business, in our financial statements through the contingency period, which expires December 31, 2011 for BAF, and on March 31, 2014 for the IMW Acquired Business.

If the anticipated results of BAF or the IMW Acquired Business increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former BAF and IMW shareholders.  To record the change in value of the BAF contingent consideration, we recognized losses of $0.3 million and $0.2 million during the quarters ended March 31, 2010 and June 30, 2010, respectfully, and we recognized a gain of $0.5 million during the quarter ended September 30, 2010.  Subsequent to September 7, 2010, the closing date of the acquisition of the IMW Acquired Business, we determined that no adjustment is required to the value of the contingent consideration owed to the former IMW shareholder during the quarter ended September 30, 2010.  Our earnings or loss per share may be materially impacted by future gains or losses we are required to take as a result of changes in the contingent consideration amount.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG and LNG and providing O&M services to our vehicle fleet customers. For the nine months ended September 30, 2010, CNG and biomethane (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate material revenues through sales of biomethane produced by our joint venture subsidiary DCE, sales of natural gas vehicles by our wholly owned subsidiary BAF, and commencing on September 7, 2010, sales of advanced natural gas fueling compressors and related equipment and maintenance services through the IMW Acquired Business. Substantially all of our operating and maintenance revenues are generated from CNG stations, as owners of LNG stations tend to operate and maintain their own stations. Substantially all of our station sale and leasing revenues have been generated from CNG stations.

CNG Sales

We sell CNG through fueling stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers’ vehicles. Our CNG sales are made primarily through contracts with our fleet customers. Under these contracts, pricing is determined primarily on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell a small amount of CNG under fixed-price contracts. We will continue to offer fixed price contracts, as appropriate, and consistent with our natural gas hedging policy that was revised in May 2008. Our fleet customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

LNG Sales

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell LNG to customers at our two public LNG stations and for non-vehicle use. For the first nine months of 2010, we procured 24.8% of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. For LNG that we purchase from third-parties, we may enter into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 58 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also provided price caps to certain customers on the index component of their index-plus pricing arrangement for certain contracts we entered into on or prior to December 31, 2006. Effective January 1, 2007, we ceased offering price-cap contracts to our customers, but we will continue to perform our obligations under price-cap contracts we entered into before January 1, 2007. We will continue to offer fixed price contracts as appropriate and consistent with our natural gas hedging policy adopted in May 2008. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied.

Government Incentives

From October 1, 2006 through December 31, 2009, we received a volumetric excise tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel to certain customers. The tax credit was responsible for a significant amount of our historical revenues. Based on the service relationship we had with our customers, either we or our customers were able to claim the credit. We recorded these tax credits as revenues in our condensed consolidated statements of operations as the credits were fully refundable and did not need to offset tax liabilities to be received. As such, the credits were not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits were properly recorded as revenue because we often incorporated the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charged them. The tax credit expired on December 31, 2009. If the tax credit is not reinstated, our revenue in future periods will be materially less than it would have been with the tax credit and our ability to attract new customers, or retain old customers, may also be reduced.

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

Vehicle Acquisition and Finance

In 2006, we commenced offering vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100%, of the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through September 30, 2010, we have not generated significant revenue from vehicle finance activities.

Landfill Gas

In August 2008, we acquired 70% of the outstanding membership interests of DCE for a purchase price of $19.6 million including transaction costs. DCE owns a facility that collects, processes and sells biomethane from the McCommas Bluff landfill located in Dallas, Texas. From the acquisition date through December 31, 2008, for the year ended December 31, 2009 and for the nine months ended September 30, 2010, DCE generated approximately $1.8 million, $7.9 million and $8.5 million, respectively, in revenue from sales of biomethane, all of which is included in our condensed consolidated statements of operations.

On April 3, 2009, DCE entered into a fifteen year gas sale agreement with Shell Energy North America (US), L.P. (“Shell”) for the sale by DCE to Shell of biomethane produced by DCE’s landfill gas processing facility.

DCE retains the right to reserve from the gas sale agreement up to 500 MMBtus per day of biomethane for sale as a vehicle fuel. To the extent that DCE produces volumes of biomethane in excess of the volumes sold under the agreement with Shell, DCE will either attempt to sell such volumes at then-prevailing market prices or seek to enter into another gas sale agreement in the future. There is no guarantee that DCE will produce or be able to sell up to the maximum volumes called for under the agreement, and DCE’s ability to produce such volumes of biomethane is dependent on a number of factors beyond DCE’s control including, but not limited to, the availability and composition of the landfill gas that is collected, the impact on DCE’s operations of the operation of the landfill by the City of Dallas and the reliability of the processing plant’s critical equipment. The processing equipment is currently being expanded and upgraded, which may result in significant down time to complete the work, which consequently may reduce DCE’s sales of biomethane during the expansion and upgrade work. The expansion and upgrade work is anticipated to continue into the fourth quarter of 2011.

The sale price for the gas under the agreement with Shell is fixed and increases in 2011. The sale price for the gas represents a substantial premium to the current prevailing prices for natural gas at November 9, 2010.

Under the terms of the agreement, DCE has retained the rights to any available greenhouse gas emission reduction credits that may be generated through the operation of the landfill gas collection and processing facility, provided that DCE must supply Shell with a sufficient number of such credits to enable the end-user of the gas to meet applicable “net-zero” emissions requirements under the relevant renewable portfolio standard with respect to use of the biomethane in power generation. Given the complex and changing standards and requirements in the market for greenhouse gas emission reduction credits, there can be no guarantee that any greenhouse gas emission credits will be generated or sold as a result of DCE’s landfill gas operations.

The gas sale agreement is terminable by either party on thirty days’ written notice if the California Energy Commission makes a written determination or adopts a ruling or regulation after the date of the agreement that the biomethane sold under the agreement will, from the date of such ruling or regulation, no longer qualify as a California Renewable Portfolio Standard eligible fuel. In addition, Shell has the right to terminate the agreement upon thirty days’ written notice if the volumes of biomethane produced and delivered, calculated monthly on a rolling two-year average, are less than an annual average of 630,720 MMBtu per year (or 2,083 MMBtu per day).

Vehicle Conversion

On October 1, 2009, we purchased all of the outstanding shares of BAF. Founded in 1992, BAF provides natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF’s vehicle conversions include taxis, limousines, vans, pick-up trucks and shuttle buses. BAF utilizes advanced natural gas system integration technology and has certified NGVs under both EPA and CARB standards achieving Super Ultra Low Emission Vehicle emissions. We generate revenues through the sale of natural gas vehicles that have been converted to run on natural gas by BAF. The majority of BAF’s revenue during 2009 was derived from sales of converted natural gas service vans to AT&T. During the fourth quarter of 2009 and for the nine months ended September 30, 2010, BAF contributed approximately $6.9 million and $29.3 million, respectively, to our revenue.

Natural Gas Fueling Compressors

On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the IMW Acquired Business.  The IMW Acquired Business manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market.  The IMW Acquired Business is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Columbia and the United States.  Since the September 7, 2010 acquisition date, the IMW Acquired Business contributed approximately $3.3 million to our revenue, excluding intercompany sales to us.

Volatility of Earnings and Cash Flows

Our earnings and cash flows historically have fluctuated significantly from period to period based on our futures activities, as all but a few of our futures contracts have historically not qualified for hedge accounting under the relevant derivative accounting guidance. We have therefore recorded any changes in the fair market value of these contracts that did not qualify for hedge accounting directly in our statements of operations in the line item derivative (gains) losses along with any realized gains or losses generated during the period. For example, we experienced derivative gains of $5.7 million for the three months ended June 30, 2008, and derivative losses of $6.0 million and $0.3 million for the three months ended September 30, 2008 and December 31, 2008, respectively. We had no derivative gains or losses for the three months ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 related to our futures contracts. In accordance with our natural gas hedging policy, we plan to structure all subsequent futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At September 30, 2010, we had $5.9 million on deposit in margin accounts, which are included in prepaid expenses and other current assets and notes receivable and other long-term assets on the balance sheet.

The decrease in the value of our futures positions and any required margin deposits on our futures contracts that are in a loss position could significantly impact our financial condition in the future.

Beginning January 1, 2009, under recent accounting guidance, we are required to record the change in the fair market value of our Series I warrants in our financial statements. If the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants. We recognized a (gain) loss of $0.2 million, $2.2 million, $15.4 million, ($0.4) million, $18.6 million, ($16.6) million, and ($7.9) million related to recording the fair market value changes of our Series I warrants in the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, respectively (see note 19 to our condensed consolidated financial statements contained elsewhere herein). Our earnings or loss per share have been and likely will continue to be materially impacted by future gains or losses we are required to take as a result of valuing our Series I warrants.

Under recent business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and the IMW Acquired Business in our financial statements through the contingency period, which expires on December 31, 2011 for BAF, and on March 31, 2014 for the IMW Acquired Business.  If the anticipated results of BAF or the IMW Acquired Business increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former BAF and IMW shareholders.  To record the change in value of the BAF contingent consideration, we recognized losses of $0.3 million and $0.2 million during the quarters ended March 31, 2010 and June 30, 2010, respectfully, and we recognized a gain of $0.5 million during the quarter ended September 30, 2010.  Subsequent to September 7, 2010, the closing date of the acquisition of the IMW Acquired Business, we determined that no adjustment is required to the value of the contingent consideration owed to the former IMW shareholder during the quarter ended September 30, 2010.

Debt Compliance

Our credit agreement with PCB (“Credit Agreement”) requires us to comply with certain covenants. We may not incur indebtedness or liens except as permitted by the Credit Agreement, or declare or pay dividends. We must maintain, on a quarterly basis, minimum liquidity of not less than $6.0 million, accounts receivable balances, as defined, of not less than $8.0 million, consolidated net worth, as defined, of not less than $150.0 million, and a debt to equity ratio, as defined, of not more than 0.3 to 1. Beginning in the quarter ended June 30, 2009, we must also maintain a specific minimum debt service ratio at each quarter end. Effective in the fourth quarter of 2008, we established a lock-box arrangement with PCB subject to the Credit Agreement. Funds received from our customers are remitted to the lock-box and then deposited to a PCB bank account. The remitted funds are not used to pay-down the balance of the Credit Agreement unless there is an event of default on the Credit Agreement. One of the events of default is the occurrence of a “material adverse change,” which is a subjective acceleration clause. Based on the relevant accounting guidance, we have classified our debt pursuant to the Credit Agreement as short-term or long-term, as appropriate, and we believe the likelihood of an event of default is more than remote but not more likely than not. If we default on the Credit Agreement, all of the obligations under the Credit Agreement will become immediately due and payable and all funds received in our lockbox held by PCB, plus $2.5 million we have deposited with PCB in a payment reserve account, will be applied to the balance due on the Credit Agreement. One of our bank covenants is a requirement to maintain accounts receivable balances from certain subsidiaries above $8.0 million at each quarter-end. To the extent natural gas prices continue to fall, or our volumes decline, we could violate this covenant in the future. Beginning with the quarter ended June 30, 2009, we are required to maintain a debt service ratio, as defined, of not less than 1.5 to 1. We were not in compliance with this covenant as of the quarter ended September 30, 2010 and received a waiver from the bank.  The entire amount of the Facility B Loan is shown as current in the accompanying condensed consolidated balance sheets based on prevailing accounting guidance.  To the extent our operating results do not materialize as planned, we could violate this covenant again in the future. In the event we violate any of the covenants under the Credit Agreement, we would seek another waiver from the bank.

Pursuant to the recent acquisition of the IMW Acquired Business, our credit agreement with HSBC also requires that a subsidiary of the Company (the “Acquisition Subsidiary”) comply with certain financial covenants as detailed in note 11 of our condensed consolidated financial statements contained elsewhere herein.  Among those financial covenants are that the Acquisition Subsidiary shall not permit 1) its ratio of debt to tangible net worth to be greater than 3.25 to 1 until December 31, 2010 and greater than 3.00 to 1 from January 1, 2011 onward, 2) its tangible net worth to at anytime be below CAD$3,000,000 and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1 until December 31, 2010 and less than 1.25 to 1 from January 1, 2011 onward.  Should the Acquisition Subsidiary’s operating results not materialize as planned, it could violate these covenants.  If it were to violate a covenant, it would seek a waiver from the bank, which the bank is not obligated to grant.  If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable.  The Acquisition Subsidiary was in compliance with these covenants as of September 30, 2010.

Risk Management Activities

Our risk management activities, including the revised natural gas hedging policy adopted by our board of directors in February 2007 and revised by our board of directors on May 29, 2008, are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of our 2009 Annual Report on Form 10-K.

Critical Accounting Policies

For the first nine months of 2010, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2009 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 19 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Statement of Operations Data:
Revenue:
Product revenues	84.3%	89.8%	89.0%	89.1%
Service revenues	15.7	10.2	11.0	10.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	52.5	68.3	59.1	66.4
Service cost of sales	7.7	5.1	4.3	4.9
Selling, general and administrative	33.6	34.7	37.7	34.5
Depreciation and amortization	14.5	12.1	13.7	12.1
Derivative loss (gain) on Series I warrant valuation	49.4	(17.2)	19.9	(4.6)
Total operating expenses	157.7	103.0	134.7	113.3
Operating loss	(57.7)	(3.0)	(34.7)	(13.3)
Interest expense, net	(0.9)	(0.2)	(0.4)	0.0
Other income (expense), net	(0.3)	(0.7)	(0.3)	(0.3)
Income from equity method investments	0.2	0.2	0.1	0.2
Loss before income taxes	(58.7)	(3.7)	(35.3)	(13.4)
Income tax benefit (expense)	(0.2)	(0.6)	(0.3)	0.7
Net loss	(58.9)	(4.3)	(35.6)	(12.7)
Loss (income) attributable to noncontrolling interest	(0.3)	0.2	0.5	0.0
Net loss attributable to Clean Energy Fuels Corp.	(59.2)	(4.1)	(35.1)	(12.7)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue.  Revenue increased by $14.5 million to $45.7 million in the three months ended September 30, 2010, from $31.2 million in the three months ended September 30, 2009. A portion of this increase was the result of an increase in the number of gallons delivered from 29.5 million gasoline gallon equivalents to 31.3 million gasoline gallon equivalents. The increase in volume was primarily due to an increase in LNG sales of 1.6 million gallons, of which 1.1 million gallons was from our port trucking customers and 0.4 million gallons was from our new refuse customers (Republic Waste Services of Southern California and Consolidated Disposal Services). We also experienced an increase of 0.3 million gallons in CNG volume between periods, which was due to a combination of a 0.9 million gallon increase from our existing airport and refuse customers, volume growth from our share of our joint venture in Peru, and a 0.5 million gallon increase from new refuse and regional trucking customers. These volume increases were offset by the 1.1 million gallons decrease in transit volumes as a result of a competitive bidding procurement that was awarded to a competitor. Revenue also increased by $9.3 million between periods from sales of natural gas vehicle equipment by BAF, which we acquired on October 1, 2009. We also experienced a $1.6 million increase in station construction revenues between periods. Our effective price per gallon was $1.00 in the three months ended September 30, 2010, which represents a $0.07 per gallon increase from $0.93 in the three months ended September 30, 2009. The increase was primarily due to an increase in natural gas prices between periods and an increase in the price we are charging for our biomethane. Our acquisition of the IMW Acquired Business on September 7, 2010 contributed $3.3 million to our increased revenue between periods. These increases were offset by the decrease in our fuel tax revenue between periods as the fuel tax credits expired on December 31, 2009. We did not record any fuel tax revenues in the third quarter of 2010 and we recorded $3.7 million of revenue related to fuel tax credits in the third quarter of 2009.

Cost of sales.  Cost of sales increased by $14.7 million to $33.5 million in the three months ended September 30, 2010, from $18.8 million in the three months ended September 30, 2009. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers together with $6.7 million of increased costs related to BAF’s vehicle equipment sales, which we began to recognize on October 1, 2009 when we acquired the company. We also experienced a $1.6 million increase in station construction costs between periods. We also recognized $2.4 million in costs related to sales of compressor equipment and services by the IMW Acquired Business, which we began to recognize on September 7, 2010 when we acquired the IMW Acquired Business.  Our effective cost per gallon increased by $0.09 per gallon during the period to $0.73 per gallon.  This increase was primarily the result of an increase in natural gas prices between periods.

Selling, general and administrative.  Selling, general and administrative expenses increased by $5.4 million to $15.9 million in the three months ended September 30, 2010, from $10.5 million in the three months ended September 30, 2009. The increase was primarily the result of our salaries and benefits amount increasing by $2.0 million between periods as we increased our employee headcount from 158 at September 30, 2009 to 622 (including the addition of 351 and 80 IMW and BAF employees, respectively) at September 30, 2010. Our professional fees increased $0.8 million between periods primarily for legal, audit and consulting services related to our acquisition of the IMW Acquired Business. In addition, our travel and entertainment expenses increased $0.4 million between periods, primarily due to increased travel of our sales team. Our marketing expenses increased $0.4 million between periods due to certain advertising we conducted related to the Ports of Los Angeles and Long Beach. We also experienced a $0.8 million increase in business insurance, contract labor, software/hardware maintenance, training/seminars and office supplies related to our continued business growth. Our bad debt expense increased $1.4 million due to a reversal of our BAF loan provision in the third quarter of 2009. Offsetting these increases was a decrease of $0.5 million during the third quarter of 2010 related to a decrease in the BAF contingent consideration liability and a decrease of $0.3 million between periods related to our stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization increased by $1.0 million to $5.5 million in the three months ended September 30, 2010, from $4.5 million in the three months ended September 30, 2009. This increase was primarily due to additional depreciation expense in the three months ended September 30, 2010 related to increased property and equipment balances between periods, including our expanded station network. Our September 30, 2010 amortization expense includes increased amortization of the intangible assets we obtained in connection with our BAF acquisition in the fourth quarter of 2009 and the acquisition of the IMW Acquired Business on September 7, 2010.

Derivative (gain) loss on Series I warrant valuation.  Derivative (gain) loss decreased by $23.3 million to a gain of $7.9 million in the three months ended September 30, 2010, from a loss of $15.4 million in the three months ended September 30, 2009. The decrease represents the decreased fair market value of our outstanding Series I warrants based on our mark-to-market accounting on our Series I warrants (see notes 18 and 19 to our condensed consolidated financial statements contained elsewhere herein) during the three month period ended September 30, 2010.

Interest income (expense), net.  Interest income (expense), net, decreased by $0.2 million from $0.3 million in the three months ended September 30, 2009, to $0.1 million in the three months ended September 30, 2010. This decrease was primarily the result of a decrease in interest expense, net of amounts capitalized, in the three months ended September 30, 2010 as we repaid in full our Facility A Loan on October 7, 2009 (see note 11 to our condensed consolidated financial statements contained elsewhere herein).

Other income (expense), net.  Other income (expense), net, increased by $0.2 million to $0.3 million of expense for three months ended September 30, 2010. This increase was primarily related to foreign currency exchange losses of the IMW Acquired Business in the three months ended September 30, 2010 that did not occur in the three months ended September 30, 2009.

Income from equity method investments.  There was no significant change in income from equity method investments between the three months ended September 30, 2010 and the three months ended September 30, 2009.

Loss (income) attributable to noncontrolling interest.  Loss (income) attributable to noncontrolling interest was $80,000 for the noncontrolling interest in the net income of DCE in the three months ended September 30, 2009, as compared to $94,000 for the noncontrolling interest in the net loss of DCE in the three months ended September 30, 2010. The noncontrolling interest represents the 30% interest of our joint venture partner.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue.  Revenue increased by $39.4 million to $128.7 million in the nine months ended September 30, 2010, from $89.3 million in the nine months ended September 30, 2009. A portion of this increase was the result of an increase in the number of gallons delivered from 71.5 million gasoline gallon equivalents to 91.0 million gasoline gallon equivalents. The increase in volume was partly from an increase in CNG sales of 11.7 million gallons and an increase in biomethane sales (our 70% share of the biomethane sales of DCE) of 1.3 million gallons. The acquisition of four compressed natural gas operations and maintenance services contracts in May and June of 2009, four new refuse customers, and one new regional trucking customer together accounted for 9.6 million gallons of the CNG volume increase. The volume growth from our existing public and refuse customers, combined with the volume growth from our share of our joint venture in Peru, contributed to the remaining CNG volume increase. We also experienced an increase of 6.5 million gallons in LNG volume between periods, which was primarily due to the volume growth of 2.5 million gallons from our existing transit and refuse customers, combined with a 3.1 million gallon increase from our port trucking customers. We also had LNG volume increases of 0.9 million gallons from two new refuse customers and one new regional trucking customer. Revenue also increased by $29.3 million between periods from sales of natural gas vehicle equipment by BAF, which we acquired on October 1, 2009. Our acquisition of the IMW Acquired Business on September 7, 2010 contributed $3.3 million to our increased revenue between periods. Our effective price per gallon was consistent between periods at $1.01.  Offsetting our revenue increases was a decrease in our fuel tax revenues between periods as the fuel tax credits expired on December 31, 2009. We did not record any fuel tax revenues in the first nine months of 2010, and we recorded $11.8 million of revenue related to fuel tax credits in the first nine months of 2009. We also experienced a $1.1 million decrease in station construction revenues between periods.

Cost of sales.  Cost of sales increased by $35.1 million to $91.7 million in the nine months ended September 30, 2010, from $56.6 million in the nine months ended September 30, 2009. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers together with $21.0 million of increased costs related to BAF’s vehicle equipment sales, which we began to recognize on October 1, 2009 when we acquired the company. We also recognized $2.4 million of costs from sales of compressor equipments and services by the IMW Acquired Business, which we began to recognize on September 7, 2010 when we acquired the IMW Acquired Business. These increases were offset by the decrease in our effective cost per gallon of $0.02 per gallon, to $0.71 per gallon, in the nine months ended September 30, 2010. We also experienced a $0.9 million decrease in station construction costs between periods.

Selling, general and administrative.  Selling, general and administrative expenses increased by $10.8 million to $44.4 million in the nine months ended September 30, 2010, from $33.6 million in the nine months ended September 30, 2009. A significant portion of this increase was the result of our salaries and benefits amount increasing by $5.0 million between periods as we increased our employee headcount from 158 at September 30, 2009 to 622 (including the addition of 351 and 80 IMW and BAF employees, respectively) at September 30, 2010. We also experienced a $2.4 million increase in business insurance, contract labor, software/hardware maintenance, training/seminars and office supplies related to our continued business growth. Our travel and entertainment expenses increased $1.1 million between periods, primarily due to increased travel of our sales team. In addition, our professional fees increased $1.5 million between periods, primarily for legal, audit and consulting services related to the acquisition of the IMW Acquired Business. Our bad debt expense increased $1.4 million due to a reversal of our BAF loan provision in the third quarter of 2009. Our marketing expenses increased $0.6 million between periods due to certain advertising we conducted related to the Ports of Los Angeles and Long Beach.

Depreciation and amortization.  Depreciation and amortization increased by $3.3 million to $15.6 million in the nine months ended September 30, 2010, from $12.3 million in the nine months ended September 30, 2009. This increase was due to additional depreciation expense in the nine months ended September 30, 2010 related to increased property and equipment balances between periods, primarily related to our expanded station network. Our September 30, 2010 amortization expense includes increased amortization of the intangible assets we obtained in connection with our acquisition of the operation and maintenance contracts we acquired during the second quarter of 2009, BAF in the fourth quarter of 2009 and the acquisition of the IMW Acquired Business on September 7, 2010.

Derivative gain (loss) on Series I warrant valuation.  Derivative (gain) loss decreased by $23.7 million to a gain of $5.9 million in the nine months ended September 30, 2010, from a loss of $17.8 million in the nine months ended September 30, 2009. The decrease represents the decreased non-cash charge we took with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants (see notes 18 and 19 to our condensed consolidated financial statements contained elsewhere herein) during the nine month period ended September 30, 2010.

Interest income (expense), net.  Interest income (expense), net, increased by $384,000 from $368,000 of expense for the nine months ended September 30, 2009, to $16,000 of income for the nine months ended September 30, 2010. This increase was primarily the result of a decrease in interest expense, net of amounts capitalized, in the first nine months of 2010 as we repaid in full our Facility A Loan on October 7, 2009 (see note 11 to our condensed consolidated financial statements contained elsewhere herein).

Other income (expense), net.  There was no significant change in other income (expense), net between the nine months ended September 30, 2010 and the nine months ended September 30, 2009.

Income from equity method investments.  Income from equity method investments increased $71,000 to $201,000  of income for the nine months ended September 30, 2010 related to our share of our joint venture in Peru.

Loss (income) attributable to noncontrolling interest.  During the nine months ended September 30, 2010, we recorded $27,000 for the noncontrolling interest in the net loss of DCE, compared to $431,000 for the noncontrolling interest in the net loss of DCE in the nine months ended September 30, 2009. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. In May 2007, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $108.5 million, after deducting underwriting discounts, commissions and offering expenses. On August 15, 2008, in connection with our acquisition of 70% of the membership interests of DCE, we entered into a credit agreement with PCB pursuant to which we borrowed $18.0 million under a term loan and an additional $12.0 million under a line of credit (see note 10 to the accompanying condensed consolidated financial statements). On September 24, 2008, we sold 319,488 shares of our common stock at a price of $15.65 per share to Boone Pickens Interests, Ltd. for proceeds of approximately $5.0 million. On November 3, 2008, we sold 4,419,192 units of common stock and warrants for $7.92 per unit and we raised net proceeds of approximately $32.5 million after deducting offering costs. On July 1, 2009, we sold 9,430,000 shares of our common stock to third party investors and received net proceeds of $73.2 million. On October 7, 2009, we repaid the $18.0 million term loan with PCB and simultaneously amended the Credit Agreement to obtain a $20 million line of credit (“LOC”) from PCB. The $20 million LOC expires August 14, 2011, but we have a one year renewal option we can exercise as long as we are not in default on the PCB debt facilities.  As of September 30, 2010, we have not drawn any loan amounts under the new LOC and we had an outstanding balance of $9.9 million on our Facility B Loan.  As of September 30, 2010, the Acquisition Subsidiary had an outstanding balance of $6.8 million under the IMW Lines of Credit. The Acquisition Subsidiary also issued the following promissory notes to IMW (collectively, the “IMW Notes”): (i) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2011, (ii) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2012, (iii) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2013, and (iv) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2014.  Each payment under the IMW Notes will consist of $5.0 million in cash and $7.5 million in cash and/or shares of the Company’s common stock (the exact combination of cash and/or common stock to be determined at the Acquisition Subsidiary’s option).  We also issued 4,017,408 shares of our common stock to IMW’s shareholder.

In addition to funding operations, our principal uses of cash have been, and are expected to be, the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in biomethane production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative initiatives and for working capital for our expansion. We have also acquired and may continue to seek to acquire and invest in companies or assets in the natural gas and biomethane fueling infrastructure, services and production industries. On August 31, 2010, we executed a non-binding letter of intent to acquire all of the outstanding interests or substantially all of the assets of Northstar for consideration of up to $16 million, with $6.5 million payable at closing, and a portion of the consideration to be allocated to employee retention programs. The remaining consideration will be paid in equal installments over the five years following the closing. This acquisition is subject to board approval, completion of due diligence, and execution of a definitive purchase agreement. We financed our operations in the first nine months of 2010 primarily through cash on hand and cash provided by financing activities.

At September 30, 2010, we had total cash and cash equivalents of $32.2 million, compared to $67.1 million at December 31, 2009.

Cash provided by operating activities was $11.8 million for the nine months ended September 30, 2010, compared to $10.4 million for the nine months ended September 30, 2009. The increase in operating cash flow resulted primarily from changes in working capital balances due to timing differences related to various cash flows between periods. Our operating cash flow, before working capital changes, decreased between periods, mostly due to the loss of fuel tax revenues in the first nine months of 2010 as the legislation providing for the tax rebates expired December 31, 2009. We recorded $11.8 million of fuel tax revenues in the first nine months of 2009.

Cash used in investing activities was $57.1 million for the nine months ended September 30, 2010, compared to $32.2 million for the nine months ended September 30, 2009. Our purchases of property and equipment were $41.4 million during the first nine months of 2010, compared to $25.4 million for the same period in 2009. In May and June 2009, we acquired four compressed natural gas operations and maintenance service contracts for $5.6 million. We made an additional investment in the Vehicle Production Group, LLC (“VPG”), a company developing a CNG taxi and a paratransit vehicle, during the first nine months of 2009 of $4.2 million, compared to $0.4 million for the same period in 2010. In September 2010, we invested $15.6 million in initial payments related to the acquisition of the IMW Acquired Business.

Cash provided by financing activities for the nine months ended September 30, 2010 was $10.3 million, compared to $77.8 million for the nine months ended September 30, 2009. The decrease was primarily related to the July 2009 common stock offering from which we received net proceeds of $73.2 million and additional bank borrowings in the first nine months of 2009 of $7.2 million from PCB to fund capital expenditures related to DCE’s landfill plant upgrade. Offsetting the decrease was current year stock option exercises, from which we received net proceeds of approximately $10.8 million.

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

Capital Expenditures

Our current business plan, calls for approximately $17.1 million in additional capital expenditures from October 1, 2010 through the end of 2010, primarily related to construction of new fueling stations. We may also require $6.5 million to fund the closing of our acquisition of Northstar if we are successful in completing the acquisition in 2010. We anticipate that we will need to raise capital to continue to fund the growth of our business. If we have significant unanticipated capital expenditures, investments, acquisitions or operating expenses, we may also seek to raise capital to fund such capital expenditures, investments, acquisitions or expenses. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure, invest in our biomethane business, and invest in strategic transactions or acquisitions and reduce our ability to generate increased revenues.

Contractual Obligations

The following represents the scheduled maturities of our contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations:	Total	Remainder of 2010	2011 and 2012	2013 through 2015	2016 and beyond
Debt and capital lease obligations(a)	$69,362,439	$7,365,134	$32,760,521	$29,236,784	$0
Operating lease commitments(b)	23,658,220	857,510	6,148,529	9,135,393	7,516,788
“Take or pay” LNG purchase contracts(c)	23,160,094	1,263,356	7,114,350	9,175,275	5,607,113
Construction contracts(d)	17,246,326	12,888,778	4,357,548	0	0
Total	$133,427,079	$22,374,778	$50,380,948	$47,547,452	$13,123,901

(a)                                  Consists of debt (including the IMW Notes) and capital lease obligations to finance equipment purchases, including implied interest.

(b)                                 Consists of various space and ground leases for our California LNG plant, offices and fueling stations as well as leases for equipment.

(c)                                  The amounts in the table represent our estimates for our fixed LNG purchase commitments under two “take or pay” contracts.

(d)                                 Consists of our obligations to fund various fueling station construction projects, net of amounts funded through September 30, 2010, and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements

At September 30, 2010, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition.

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $21.7 million,

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

We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of business. The terms of our leases expire at various dates through 2016. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of thirty years and requires payments of $230,000 per year, plus up to $130,000 per year for each 30 million gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as for certain other services that the landlord will provide. Commercial operations began December 1, 2008, and the payments for this lease are included in “Operating lease commitments” in the “Contractual Obligations” table set forth above.

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

Natural gas costs represented 42% (or 44 % excluding BAF) of our cost of sales for fiscal year ending 2009 and 35% (or 47% excluding BAF and the IMW Acquired Business) of our cost of sales for the nine month ended September 30, 2010. Prices for natural gas over the ten-year and nine-month period from December 31, 1999 through September 30, 2010, based on the NYMEX daily futures data, have ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At September 30, 2010, the NYMEX index price of natural gas was $3.64 per Mcf.

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

We account for these futures contracts in accordance with the accounting guidance on derivatives. The accounting under this guidance for changes in the fair value of a derivative depends upon whether it has been specified in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation maintained. Our futures contracts did not qualify for hedge accounting under this guidance for the years ended December 31, 2005 and 2006, and we did not have any derivative activity in 2007. Consequently, any changes in the fair value of the derivatives during 2005 and 2006 were recorded directly to our consolidated statements of operations. In 2008, we had certain contracts that did not qualify for hedge accounting and we had two derivative contracts to hedge two fixed supply contracts that did qualify for hedge accounting. During 2009 and the nine month period ended September 30, 2010, we had five futures contracts that did qualify for hedge accounting.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we hold as of September 30, 2010 to hedge the fixed price component of certain supply contracts. If the price of natural gas were to fluctuate (increase or decrease) by 10% from the price quoted on NYMEX on September 30, 2010 ($3.64 per Mcf), we could expect a corresponding fluctuation in the value of the contracts of approximately $0.9 million.

Item 4.—Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On September 7, 2010, the Company purchased the IMW Acquired Business. In the third quarter, the Company began to integrate the acquisition into its internal control over financial reporting structure. As such, there have been changes during the quarter associated with the establishment of internal control over financial reporting with respect to the IMW Acquired Business. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.—Legal Proceedings

We may become party to various legal actions that arise in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have and may continue to arise during the course of such audits as to facts and matters of law. On July 15, 2010, we received a letter from the IRS disallowing approximately $5.1 million related to certain claims we filed from October 1, 2006 through June 30, 2008 under the Volumetric Excise Tax Credit program. We believe our claims were properly made and has appealed the IRS’s request for payment. It is impossible at this time to determine the ultimate liabilities that we may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing if these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position or results of operations. However, we believe that the ultimate resolution of such actions will not have a material adverse affect on our consolidated financial position, results of operations, or liquidity.

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

For the nine month period ended September 30, 2010, we incurred pre-tax losses of $17.2 million, which included a derivative gain of $5.9 million related to marking to market the value of our Series I warrants. In 2007, 2008 and 2009 we incurred pre-tax losses of $7.7 million, $44.3 million, and $33.4 million, respectively. Our loss for 2008 includes $18.6 million in expenses associated with our support for Proposition 10, the California Alternative Fuel Vehicles and Renewable Energy ballot initiative and our loss for 2009 includes $17.4 million of derivative losses related to marking to market the value of our Series I warrants. During 2007, 2008 and 2009, our losses were substantially decreased by our receipt of approximately $17.0 million, $17.2 million and $15.5 million of revenue from federal fuel tax credits; however, the law providing for the fuel tax credits expired on December 31, 2009. In order to execute our strategy and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers compelling natural gas fuel prices. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

A material portion of our historical revenues are associated with a federal fuel excise tax credit that expired on December 31, 2009.

The federal excise tax credit of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, expired December 31, 2009. Based on the service relationship we had with our customers, either we or our customers were able to claim the credit. In 2007, 2008 and 2009, we recorded approximately $17.0 million, $17.2 million and $15.5 million of revenue, respectively, related to fuel tax credits, representing approximately 14.5%, 13.7% and 11.8%, respectively, of our total revenue during the periods. If the fuel tax credit is not reinstated during 2010 or extended to future periods, our revenue during 2010 and any such future periods will be materially reduced and our financial performance will suffer. Analysts that write research on our company may also reduce their ratings or make negative adjustments to their future expectations of our financial performance if the fuel excise tax credit is not reinstated or extended to future periods, which may also result in a decrease in the price of our common stock. In addition, on July 15, 2010, the IRS sent us a letter disallowing approximately $5.1 million related to certain excise tax credit claims we made from October 1, 2006 to June 30, 2008. If we are unsuccessful in appealing the IRS disallowance of these claims, we may be required to refund some or all of the $5.1 million in contested claims and we may have to revise or restate our historical financial statements for some or all of the time period from October 1, 2006 through June 30, 2008 to account for the reduction in revenue.

We will need to raise debt or equity capital to continue to fund the growth of our business.

We will be required to raise debt or equity capital to fund the growth of our business. Our business plan calls for approximately $17.1 million in capital expenditures from October 1, 2010 through December 31, 2010.  We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments.  In addition, we have committed to significant future payments that will be required to make in connection with our acquisition of the IMW Acquired Business.

On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the advanced, non-lubricated natural gas fueling compressor and related equipment manufacturing and servicing business (the “IMW Acquired Business”) of I.M.W. Industries Ltd., a British Columbia corporation (“IMW”). A subsidiary of the Company (the “Acquisition Subsidiary”) paid an upfront cash payment of approximately $15.6 million (subject to a final working capital adjustment) and issued 4,017,408 shares of the Company’s common stock at closing to IMW’s shareholder. In connection with the closing of the Company’s acquisition of the IMW Acquired Business, the Acquisition Subsidiary also issued the following promissory notes to IMW (collectively, the “IMW Notes”): (i) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2011, (ii) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2012, (iii) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2013, and (iv) a promissory note with a principal amount of $12,500,000 that is due and payable on January 31, 2014. Each payment under the IMW Notes will consist of $5.0 million in cash and $7.5 million in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Acquisition Subsidiary’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in the IMW Acquired Business.

On August 31, 2010, we executed a non-binding letter of intent to acquire all the outstanding interests or substantially all the assets of Northstar for consideration of up to $16 million, with $6.5 million payable at closing, and a portion of the consideration to be allocated to employee retention programs. The remaining consideration will be paid in equal installments over the five years following the closing. This acquisition is subject to Board approval, completion of due diligence, and execution of a definitive purchase agreement.

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

Our business depends in part on tax credits, rebates and similar federal, state and local government incentives that promote the use of natural gas as a vehicle fuel in the United States. The federal fuel excise tax credit for the sale of natural gas fuel expired on December 31, 2009. The federal income tax credit that is available to offset 50% to 80% of the incremental cost of purchasing new or converted natural gas vehicles is scheduled to expire on December 31, 2010, and if these tax credits are not extended, it will have a detrimental effect on the natural gas vehicle and fueling industry, including sales at our wholly owned subsidiaries, BAF and the IMW Acquired Business, and adversely affect our results of operations and financial performance. Our business plan and the ability of our business to successfully grow depends in part on the reinstatement and extension of the federal fuel excise tax credit for natural gas vehicle fuel, the extension of the federal income tax credit for the purchase of natural gas vehicles and the passage of legislation providing for additional incentives for the sale and use of natural gas vehicles. If existing federal incentives are not reinstated or extended and if new incentives are not passed, fewer natural gas vehicles will be sold and used and our revenue and financial performance will be adversely affected. Furthermore, the failure of certain federal, state and local government incentives which promote the use of natural gas as a vehicle fuel to pass into law could result in a negative perception by the market generally and a decline in the market price of our common stock. In addition, if grant funds are no longer available under existing government programs for the purchase and construction of natural gas vehicles and stations, the purchase of natural gas vehicles and station construction could slow and our business and results of operations will be adversely affected. Continued reduction in tax revenues associated with high unemployment rates, economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction, which could impair our ability to grow our business.

Automobile and engine manufacturers produce very few originally manufactured natural gas vehicles and engines for the United States and Canadian markets, which may restrict our sales.

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

Prices for oil, gasoline and diesel fuel have declined substantially from the recent high prices reached in the summer of 2008. The price of a barrel of crude oil has declined from a high of $148.35 per barrel reached on July 11, 2008 to a price of $79.97 per barrel on September 30, 2010. Average retail prices for ultra low sulfur diesel fuel in California have declined from a high of $5.03 in May and June 2008 to $3.14 per gallon at September 30, 2010, and average retail prices for gasoline in California have declined from a high of $4.59 per gallon in June 2008 to $3.04 per gallon at September 30, 2010. The decrease in the price of diesel and gasoline, in particular, has resulted in reduced interest in alternative fuels such as LNG and CNG. Decreased interest in alternative fuels will slow the growth of our business. In addition, to the extent that we price our CNG and LNG fuel at a discount to these reduced diesel or gasoline prices in an effort to attract new and retain existing customers, our profit margin on fuel sales may be harmed and our financial results negatively impacted. Our retail prices for LNG fuel in California decreased from $3.70 per diesel gallon equivalent in June and July of 2008 to $2.20 per diesel gallon equivalent at September 30, 2010, and our retail prices for CNG fuel sold in the Los Angeles basin decreased from a high of $3.30 per gasoline gallon equivalent in July of 2008 to $2.50 per gasoline gallon equivalent at September 30, 2010. Lower fuel prices for CNG and LNG as a result of lower natural gas commodity prices also will reduce our revenues.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential fleet customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and limit our growth.

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because converting a vehicle to use natural gas adds to its base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, fleet operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil declines and the price of natural gas increases, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Recent and significant volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. In addition, any new regulations imposed on natural gas extraction in the United States, particularly on extraction of natural gas from shale formations, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas. Reduced prices for gasoline and diesel fuel and continuing uncertainty about fuel prices, combined with higher costs for natural gas and natural gas vehicles, may cause potential customers to delay or reject converting their fleets to run on natural gas. In that event, our sales of natural gas fuel and vehicles would be slowed and our business would suffer.

The volatility of natural gas prices could adversely impact the adoption of CNG and LNG vehicle fuel and our business.

In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through September 30, 2010, the price for natural gas, based on the NYMEX daily futures data, ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. As of September 30, 2010, the NYMEX index price for natural gas was $3.64 per Mcf. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we have committed to sell natural gas at a fixed price without an effective futures contract in place that fully mitigates the price risk or where we otherwise cannot pass on the increased costs to our customers. In addition, higher natural gas prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel. Conversely, lower natural gas prices reduce our revenues due to the fact that in a significant amount of our customer agreements the commodity cost is passed through to the customer. Among the factors that can cause price fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent legislative efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs. Hydraulic fracturing of shale gas reservoirs has resulted in a substantial increase in the proven natural gas reserves in the United States, and any change in regulations that makes it substantially more expensive or unprofitable to produce natural gas through hydraulic fracturing could lead to increased natural gas prices. The recent economic recession and increased domestic natural gas supplies have contributed to significant declines in the price of natural gas since the summer of 2008.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. In particular, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which outlines a Clean Trucks Program that calls for the replacement of drayage trucks with trucks that meet certain clean truck standards. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, an economic recession may result in the delay, amendment or waiver of environmental regulations or the Clean Trucks Program due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a contracting economy. For example, the Clean Trucks Program formerly called for the replacement of a set number of drayage trucks with “clean” trucks, but due to economic conditions and other factors, the Clean Trucks Program no longer calls for any specific number of “clean” truck replacements. In addition, many of the clean trucks that have been deployed have been clean diesel trucks which are generally less expensive than LNG trucks. There have also been recent ballot initiatives commenced in the State of California and political support for postponing or delaying California’s implementation of AB 32, also known as the Global Warming Solutions Act of 2006, which is intended to reduce greenhouse gas emissions.

CNG, LNG and biomethane vehicle fuel all produce fewer greenhouse gases than gasoline or diesel fuel and the delay or repeal of AB 32, and in particular California’s low-carbon fuel standard, could reduce the appeal of natural gas fuel for our customers and reduce our revenue. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles, and in particular the Clean Trucks Program outlined in the San Pedro Bay Ports Clean Air Action Plan or California’s AB 32, could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

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

On October 1, 2009, we closed our acquisition of 100% of the equity interests of BAF, which is now our wholly owned subsidiary. BAF provides natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development services. Historically, BAF has suffered net operating losses and required outside financing to support its ongoing business. Our ability to realize benefits from the acquisition depends on our ability to improve BAF’s financial performance in comparison to its historical financial results. Our management team has limited experience managing a vehicle conversion company, and BAF represents a new product offering for our company. The successful management and integration of BAF’s operations will present significant challenges, including realizing economies of scale and integrating internal financial and operational systems. We cannot provide any assurances that we will realize any anticipated benefits or will successfully integrate any of the acquired operations with our existing operations. In addition, the BAF operations do not have the disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required for public companies. Although we intend to implement appropriate controls and procedures as we integrate the BAF operations, we cannot provide assurance as to the effectiveness of BAF’s disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.

A significant portion of the purchase price of the IMW Acquired Business was allocated to goodwill and a write-off of all or part of this goodwill could adversely affect our operating results.

Under business combination accounting standards, we allocated the total purchase price of the IMW Acquired Business to its net tangible assets and intangible assets based on their fair values as of the date of the acquisition and recorded the excess of the purchase price over those values as goodwill. Management’s estimates of the fair value of the assets and liabilities of the IMW Acquired Business were based upon certain assumptions, including assumptions about and anticipated attainment of new business, believed to be reasonable, but which are inherently uncertain.  Pursuant to the applicable accounting standards, we allocated $44.2 million of the purchase price for the IMW Acquired Business to goodwill.  Our goodwill could be impaired if developments affecting the acquired compressor manufacturing operations or the markets in which the IMW Acquired Business produces and/or sells compressors lead us to conclude that the cash flows we expect to derive from its manufacturing operations will be substantially reduced. An impairment of all or part of our goodwill could adversely affect our results of operations and financial condition.

We cannot be certain that we will be successful in managing or integrating the acquired business of IMW into our business, which could prevent us from realizing the expected benefits of the acquisition and could adversely affect our future results.

The integration of the IMW Acquired Business into our business presents significant challenges and risks to our business, including (i) the distraction of management from other business concerns, (ii) the retention of customers of IMW, (iii) expansion into foreign markets, (iv) the introduction of IMW’s compressor and related equipment manufacturing and servicing business, which is a new product line for us, (v) achievement of appropriate internal controls over financial reporting and (vi) the monitoring of compliance with all laws and regulations. The vast majority of IMW’s revenue is derived from sales in emerging markets, and IMW has not previously been required to comply with the U.S. Foreign Corruption Practices Act or any of the requirements of Sarbanes-Oxley. If we do not successfully integrate the IMW Acquired Business into our business and maintain regulatory compliance, we may not realize the benefits expected from the acquisition and our results of operations could be materially adversely affected.  If the revenue of the IMW Acquired Business declines or grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase the growth of our business, in which case our financial condition will suffer and our stock price could decline.  In addition, the operations of the IMW Acquired Business do not have the disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required for a public company.  Although we intend to implement appropriate controls and procedures as we integrate the operations of the IMW Acquired Business, we cannot provide assurance as to the effectiveness of the disclosure controls and procedures or internal controls over financial reporting of the IMW Acquired Business until we have fully integrated them.

Failure to comply with the terms of our Credit Agreement with PlainsCapital Bank could impair our rights in DCE and other secured property.

In August 2008, we acquired a 70% interest in DCE, which manages a biomethane production facility at the McCommas Bluff landfill in Dallas, Texas, and holds a lease to the associated landfill gas development rights. We borrowed $18 million from PCB to fund the acquisition and obtained a $12 million line of credit from PCB to pay certain costs and expenses of the acquisition and finance capital improvements of the gas processing plant through a loan made by us to DCE. We have used $12.0 million of the line of credit from PCB, and the outstanding balance was $9.9 million as of September 30, 2010. In October 2009, we repaid the $18 million loan that we used to fund the acquisition of DCE and amended the Credit Agreement to obtain a $20 million line of credit from PCB to finance capital expenditures and working capital for our operations, and for other general business purposes. During the nine months ended September 30, 2010, we did not borrow any money under the $20 million line of credit. To secure our obligations under the Credit Agreement, we granted PCB a security interest in 45 of our LNG tanker trailers, certain accounts receivable and inventory, and our note receivable from, and our membership interests in, DCE. Our Credit Agreement with PCB requires that we comply with certain covenants. One of the covenants requires that we maintain accounts receivable balances from certain subsidiaries above $8 million at each quarter-end during the term. To the extent natural gas prices fall, which would result in decreased revenues, or our volumes sold decline, we could violate this covenant. Also, beginning with the quarter ended June 30, 2009, we have been required to maintain a specific minimum debt service ratio. Should our operating results not materialize as planned, we could violate this covenant. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the Credit Agreement will become immediately due and payable and $2.5 million of our funds held by PCB would be applied to the balance due on the PCB loans. We also would be unable to use the $20 million PCB line of credit if this were to occur.

For the quarter ended September 30, 2010, we were not in compliance with our debt service ratio covenant under the Credit Agreement, however, PCB agreed to waive compliance with this covenant until the next quarterly calculation at December 31, 2010.

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

Many governmental entities are experiencing significant budget deficits as a result of the economic recession, which has and may continue to reduce or curtail their ability to fund natural gas fuel programs, purchase natural gas vehicles or provide public transportation and services, which would harm our business. Our contracts with governmental entities constituted approximately 64% of our revenues from 2006 to 2009. Furthermore, in response to budget deficits, such governmental entities have and may continue to request or demand that we lower our price for CNG or LNG fuel. Since we compete for several of our contracts with government entities through a competitive bidding process, in order to be awarded new contracts or for the renewal of an expired contract, we may have to agree to lower prices for CNG fuel, LNG fuel and our operations and maintenance services. For example, the Metropolitan Transit System of San Diego, which represented approximately 6 million gallons of CNG in 2009, recently conducted a competitive bidding procurement and awarded the contract to a competitor as of July 27, 2010. Government deficits, spending reductions and competitive bidding procurement processes could reduce our margins on fuel sales, lower our revenue and impair our financial performance.

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

During 2009, BAF derived approximately 63% of its revenue from AT&T. During 2010, BAF anticipates that a similar percentage of its revenue will also be derived from sales to AT&T. AT&T is not required to purchase any CNG vehicle conversion kits under its agreement with BAF and the agreement and all purchase orders submitted by AT&T under the agreement may be cancelled by AT&T at any time for any reason. If AT&T does not continue to order and pay for CNG vehicle conversion kits produced by BAF, then BAF’s sales revenue will substantially decline and our financial performance may suffer. AT&T has indicated that they may reduce or delay conversion of additional vehicles during 2011 in order to allow for build out of infrastructure to support fueling the vehicles. In the absence of continued sales to AT&T, BAF may experience materially reduced revenues and may require significant capital investment to continue as a going concern, which could drain our capital resources.

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

Production of LNG in the United States is fragmented. LNG is produced at a variety of smaller natural gas plants around the United States, as well as at larger plants. It may become difficult for us to obtain additional LNG without interruption and near our current or target markets at competitive prices. If our LNG liquefaction plants, or any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experience prolonged downtime, our LNG supply will be restricted. Currently, one of the suppliers from whom we obtain LNG has experienced unscheduled plant shut downs and has been unable to maintain minimum production levels, which has caused us to incur additional costs to obtain LNG from other sources. If we are unable to supply enough of our own LNG or purchase it from third parties to meet existing customer demand, we may be liable to our customers for penalties. Our growth plans, if successful, will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to grow the market for LNG fuel including supplying LNG fuel to heavy duty truck customers.  An LNG supply interruption or LNG demand that exceeds available supply will also limit our ability to expand LNG sales to new customers and could disrupt our relationship with existing customers, which would hinder our growth. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG to our customers from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

LNG supply purchase commitments may exceed demand causing our costs to increase and impact LNG sales margins.

Two of our LNG supply agreements have a take or pay commitment and our California LNG liquefaction plant has a land lease and other fixed operating costs regardless of production and sales levels. The take or pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG to our own customers. For example, the LNG Sales Agreement that we entered into with Desert Gas Services, LLC (“DGS”) on October 17, 2007 has a ten year term and, provided that Plant Capacity (as defined in the LNG Sales Agreement) is available to be taken by us, the plant is not shut down by DGS and no event beyond our reasonable control prevents us from taking delivery of LNG, we are committed to purchasing at least 45,000 gallons of LNG per day. Should the market demand for LNG decline or if we lose significant LNG customers or if demand under any existing or any future LNG supply contract does not maintain its volume levels or grow, overall operating and supply costs may increase as a percentage of revenue and negatively impact our margins.

One of our third-party LNG suppliers may cancel its supply contract with us on short notice or increase its LNG prices, which would hinder our ability to meet customer demand and increase our costs.

Under certain circumstances, Williams Gas Processing Company (“Williams”) may terminate our LNG supply contract with them on short notice. Williams may also significantly increase the price of LNG we purchase upon 24 hours’ notice if their costs to produce LNG increases, and we may be required to reimburse them for certain other expenses. Our contract with Williams, which supplied 29% of the LNG we sold for the year ended December 31, 2008, 14% for the year ended December 31, 2009, and 13.2% for the first nine months of 2010, expires on June 30, 2011. Furthermore, there are a limited number of LNG suppliers in or near the areas where our LNG customers are located. It may be difficult to replace an LNG supplier, and we may be unable to obtain alternate suppliers at acceptable prices, in a timely manner, or at all. If significant supply interruptions occur, our ability to meet customer demand will be impaired, customers may cancel orders and we may be subject to supply interruption penalties. If we are subject to LNG price increases, our operating margins may be impaired and we may be forced to sell LNG at a loss under our LNG supply contracts.

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

From 2005 to 2008, we sold and delivered approximately 30% of our total gasoline gallon equivalents of CNG and LNG under contracts that provided a fixed price or a price cap to our customers over terms typically ranging from one to three years, and in some cases up to five years. At any given time, however, the market price of natural gas may rise and our obligations to sell fuel under fixed price contracts may be at prices lower than our fuel purchase price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition. Commencing with the adoption of our revised natural gas hedging policy in February 2007, our policy has been to purchase futures contracts to hedge our exposure to natural gas price variability related to our fixed price contracts. Such contracts, however, may not be available or we may not have sufficient financial resources to secure such contracts. In addition, under our hedging policy, we may reduce or remove futures contracts we have in place related to these contracts if such disposition is approved in advance by our board of directors and derivative committee. If we are not economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers’ contracts. As of September 30, 2010, we were economically hedged with respect to all four of our fixed price contracts with our customers.

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

We are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Payments we make to satisfy margin calls will reduce our cash reserves, adversely impact our liquidity and may also adversely impact our ability to expand our business. Moreover, if we are unable to satisfy the margin calls related to our futures contracts, our broker may sell these contracts to restore the margin requirement at a substantial loss to us. As of September 30, 2010, we had $5.9 million on deposit related to our futures contracts.

If our futures contracts do not qualify for hedge accounting, our net income and stockholders’ equity will fluctuate more significantly from quarter to quarter based on fluctuations in the market value of our futures contracts.

We account for our futures activities under the relevant derivative accounting guidance, which requires us to value our futures contracts at fair market value in our financial statements. Prior to June 2008, our futures contracts did not qualify for hedge accounting, and therefore we have recorded any changes in the fair market value of these contracts directly in our consolidated statements of operations in the line item “derivative (gains) losses” along with any realized gains or losses during the period. Currently, we attempt to qualify all of our futures contracts for hedge accounting under the relevant derivative accounting guidance, but there can be no assurances that we will be successful in doing so. At September 30, 2010, all of our futures contracts qualified for hedge accounting. To the extent that all or some of our futures contracts do not qualify for hedge accounting, we could incur significant increases and decreases in our net income and stockholders’ equity in the future based on fluctuations in the market value of our futures contracts from quarter to quarter. We had no derivative gains or losses related to our natural gas futures contracts for the year ended December 31, 2009 and for the nine months ended September 30, 2010. Any negative fluctuations may cause our stock price to decline due to our failure to meet or exceed the expectations of securities analysts or investors.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020, and an additional 80% reduction below 1990 levels by 2050. Seven western U.S. states (Arizona, California, Montana, New Mexico, Oregon, Utah and Washington) and four Canadian provinces (British Columbia, Manitoba, Ontario and Quebec) formed the Western Climate Initiative to help combat climate change. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants in California and Texas or our LNG and CNG fueling stations and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of greenhouse gas emissions from our LNG plants or LNG and CNG stations, and these unknown costs are not contemplated in the financial terms of our customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

Natural gas fueling operations and vehicle conversions entail inherent safety and environmental risks that may result in substantial liability to us.

Natural gas fueling operations and vehicle conversions entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Improper refueling of LNG vehicles can result in venting of methane gas, which is a potent greenhouse gas, and LNG related methane emissions may in the future be regulated by the EPA or by state regulations. Additionally, CNG fuel tanks, if damaged or improperly maintained, may rupture and the contents of the tank may rapidly decompress and result in death or injury. In 2007, a driver of a CNG van in Los Angeles was killed when the previously damaged tank he was fueling ruptured. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits. If CNG or LNG vehicles are perceived to be unsafe, it will harm our growth and negatively affect BAF’s ability to sell converted CNG vehicles, which would impair our financial performance.

Our business is heavily concentrated in the western United States, particularly in California and Arizona. Continuing economic downturns in these regions could adversely affect our business.

Our operations to date have been concentrated in California and Arizona. For the years ended December 31, 2007, 2008 and 2009, sales in California accounted for 40%, 45% and 49% respectively, and sales in Arizona accounted for 20%, 14% and 10%, respectively, of the total amount of gallons we delivered. For the nine month period ended September 30, 2010, sales in California and Arizona accounted for 49% and 9%, respectively, of the total amount of gallons we delivered. A decline in the economy in these areas could slow the rate of adoption of natural gas vehicles, reduce fuel consumption or reduce the availability of government grants, any of which could negatively affect our growth.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We loan to certain qualifying customers a portion of, and occasionally up to 100%, of the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. Some of these risks include: most of the equipment financed consists of vehicles, which are mobile and easily damaged, lost or stolen, there is a risk the borrower may default on payments, we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. The continued disruption in the credit markets may further reduce the amount of capital available to us and an economic recession or continued high unemployment rates may increase the rate of default by borrowers, leading to an increase in losses on our loan portfolio. As of September 30, 2010, we had $5.9 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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

Operational issues, permitting and other factors at DCE’s landfill gas processing facility may adversely affect both DCE’s ability to supply biomethane and our operating results.

In August 2008, we acquired our 70% interest in DCE. In April 2009, DCE entered into a 15-year gas sale agreement with Shell for the sale to Shell of specified levels of biomethane produced by DCE’s landfill gas processing facility. There is, however, no guarantee that DCE will be able to produce or sell up to the maximum volumes called for under the agreement. DCE’s ability to produce such volumes of biomethane depends on a number of factors beyond DCE’s control, including, but not limited to, the availability and composition of the landfill gas that is collected, successful permitting, the operation of the landfill by the City of Dallas and the reliability of the processing facility’s critical equipment. The DCE facility is subject to periods of reduced production or non-production due to upgrades, maintenance, repairs and other factors. For example, as part of an operational upgrade in March 2009, the facility was shut down for approximately one month. More recently, on June 12, 2009, the facility was taken offline for repairs that were completed on July 2, 2009 and the facility was taken offline for upgrades from September 20, 2010 until September 25, 2010. We anticipate that the facility will incur additional downtime for one to two weeks or more during the fall of 2010 related to replacing the plant’s gas driven compression with electric driven compression. Future operational upgrades, including planned expansion of the plant, or complications in the operations of the facility could require additional shutdowns during 2010 and 2011, and accordingly, DCE’s revenues may fluctuate from quarter to quarter.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (gains) were approximately $0.9 million, $3.6 million, $1.5 million, $2.9 million, $5.4 million, $3.2 million, $12.1 million, $23.7 million, $6.5 million, $6.4 million, $18.5 million, $1.9 million, $24.4 million, $(9.9) million, and $1.8 million for the three months ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, construction cost overruns, downtime at our facilities (including the recent shutdowns in March and June 2009 and September 2010 of DCE’s landfill gas processing facility), the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our outstanding Series I warrants or natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2010, 64,931,101 shares of our common stock were outstanding. The 11,500,000 shares sold in our initial public offering, the 4,419,192 shares of common stock and the 3,314,394 shares of common stock subject to outstanding warrants sold in our registered direct offering that closed on November 3, 2008, and the 9,430,000 shares of our common stock sold in our common stock offering that closed July 1, 2009 are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates.

In addition, upon the closing of our acquisition of the IMW Acquired Business, we issued 4,017,408 shares of our common stock, which are registered for immediate resale. Of such shares, IMW’s shareholder has sold 972,400 shares of our Common Stock as of September 30, 2010.

Shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. All other outstanding shares of common stock may be sold under Rule 144 under the Securities Act, subject to applicable restrictions.

In addition, as of September 30, 2010, there were 9,563,055 shares underlying outstanding options and 18,314,394 shares underlying outstanding warrants (including the 3,314,394 Series I warrant shares sold in our registered direct offering which closed on November 3, 2008). All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Further, as of September 30, 2010, 16,539,720 shares of our stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the selling plan are achieved. As of September 30, 2010, 1,803,765 shares in the aggregate were subject to future sale by our named executive officers and directors under these selling plans. All sales of common stock under the plans will be reported through appropriate filings with the SEC.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of September 30, 2010, Boone Pickens and affiliates (including Madeleine Pickens, his wife) owned in the aggregate 30% of our outstanding shares of common stock and beneficially owned in the aggregate approximately 43% of the outstanding shares of our common stock, inclusive of the 15,000,000 shares underlying a warrant held by Mr. Pickens. As a result, Mr. Pickens will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—(Removed and Reserved)

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)           Exhibits

2.5

Asset Purchase Agreement, dated July 1, 2010, among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation, and 0884810 B.C. Ltd., a British Columbia corporation, on the one hand, and I.M.W. Industries Ltd., a British Columbia corporation, 652322 B.C. Ltd., a British Columbia corporation, Miller Family Trust and Bradley N. Miller, on the other hand. (Filed as Exhibit 2.5 to Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2010, and incorporated herein by reference.)

2.6

Amendment to Asset Purchase Agreement, dated as of September 7, 2010, by and among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of Clean Energy — CA, and Clean Energy Compression Corp, a British Columbia corporation formerly known as 0884810 B.C. Ltd and a wholly-owned subsidiary of Canadian AcqCo, on the one hand, and I.M.W. Industries Ltd., a British Columbia Corporation, B&M Miller Equity Holdings Inc., a successor by amalgamation to 652322 B.C. Ltd., a British Columbia corporation, Bradley N. Miller, Marion G. Miller and Miller Family Trust, on the other hand. (Filed as Exhibit 2.6 to Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2010, and incorporated herein by reference.)

10.57	Form of Year 1 Note, issued by Clean Energy Compression Corp. to I.M.W. Industries Ltd. *

10.58	Form of Future Payment Note, issued by Clean Energy Compression Corp. to I.M.W. Industries Ltd. *

10.59	Form of Security Agreement between Clean Energy Compression Corp. and I.M.W. Industries Ltd. *

10.60	Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada.*

10.61	Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada.*

10.62

Form of Assumption Agreement, between I.M.W. Industries Ltd., IMW CNG Bangladesh Ltd., IMW Compressor Group (Shanghai) Co. Ltd., IMW Colombia Ltda., Bradley Norman Miller, Marion Miller, B&M Miller Equity Holdings Inc., Clean Energy Compression Corp., Clean Energy, 0884808 B.C. Ltd., and HSBC Bank Canada.*

10.63	Form of General Security Agreement, between 0884808 B.C. Ltd. and HSBC Bank Canada.*

10.64	Form of Guarantee, executed by 0884808 B.C. Ltd.*

10.65	Fifth Amendment to Credit Agreement among the registrant, Clean Energy and PlainsCapital Bank.*

10.66	Seventh Amendment to Lease Agreement, dated September 23, 2010, between Clean Energy and BixbyBIT - Bixby Office Park, LLC.*

10.67	Limited Waiver and Consent, dated October 29, 2010, among the registrant, Clean Energy and PlainsCapital Bank.*

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

CLEAN ENERGY FUELS CORP.

Date: November 8, 2010	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)