Form 10-K
period 2010-12-31
Clean Energy Fuels Corp.
filed 2011-03-10
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's second fiscal quarter, was approximately $600,161,508 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant's common stock). Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 7, 2011, the number of outstanding shares of the registrant's common stock was 70,253,554.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein.

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

  •
  potential acquisitions of natural gas reserves, including those found in shale reserves that are produced from hydrofracking, rights to natural gas production, and complementary businesses in the natural gas and biomethane fueling infrastructure, services and production industries;

  •
  the success of our business of manufacturing and selling natural gas vehicle fuel compression equipment;

  •
  our ability to sell biomethane we produce at prices that are at a premium to conventional natural gas prices;

  •
  the success and expansion of our business of producing and selling biomethane derived from landfill gas;

  •
  the success of our business of selling converted natural gas vehicles;

  •
  our ability to successfully manage and integrate the operations of, and to implement effective controls and procedures over financial reporting at our recently acquired, wholly owned subsidiaries;

  •
  estimated payments to former shareholders of recently acquired wholly owned subsidiaries in future years pursuant to the terms of the respective purchase agreements;

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

  •
  expansion of our California LNG plant;

  •
  anticipated production of biomethane at our DCE facility in 2011;

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

  •
  anticipated federal and state certification of additional natural gas vehicles;

  •
  expanded use of natural gas vehicles and sales of our fuel to trucks operating at the Los Angeles and Long Beach seaports and plans to model LNG truck deployment programs at other ports based on experiences at these seaports;

  •
  future supply, demand, use and prices of crude oil and natural gas and fossil and alternative fuels, including gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen;

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

  •
  the development and introduction of additional natural gas engine platforms;

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

  •
  our ability to obtain waivers for breach of loan covenants;

  •
  future asset retirement costs;

  •
  future impairments of goodwill and other intangible asset balances;

  •
  access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing;

  •
  the impact of federal tax credits on our business and stock price;

  •
  our ability to appeal the IRS' disallowance of $5.1 million in certain excise tax credit claims and its impact on our business;

  •
  the potential for a reduction in government incentives related to alternative fuels and vehicles and its impact on our revenue;

  •
  the effect of volatility of natural gas prices on our business;

  •
  our expectations regarding geopolitical risks and other risks commonly faced by companies with a global business model;

  •
  our expectations regarding the importance of natural gas being widely accepted as a vehicle fuel;

  •
  the impact of advancements in other alternative vehicle fuels and technologies and existing technologies on our business;

  •
  the impact of take-or-pay supply agreements on our business;

  •
  our ability to efficiently obtain CNG and LNG and its impact on our business;

  •
  the potential for oil companies and natural gas utilities to enter the natural gas fuel market and impact our revenues;

  •
  the potential for safety and environmental risks to impact our financial performance;

  •
  the potential for a single large shareholder to exert significant influence over our corporate decisions; and

  •
  our expectations regarding the relationship between natural gas futures contracts, our margin account and our cash balances.

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

 PART I

Item 1.    Business.

Overview

        We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. We offer a comprehensive solution to enable our customers to run their fleets on natural gas, often with limited upfront expense to the customer. We design, build, finance and operate fueling stations and supply our customers with CNG and LNG. We also sell non-lubricated natural gas compressors and related equipment used in CNG and LNG stations, convert light duty vehicles to run on natural gas, and produce renewable biomethane, which can be used as vehicle fuel or sold for other purposes. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal clean air rebates and incentives. CNG and LNG are cheaper than gasoline and diesel vehicle fuel, and are well suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations, and are increasingly required to reduce emissions. According to the U.S. Department of Energy's Energy Information Administration (EIA), the amount of natural gas consumed in the United States for vehicle use more than doubled between 2000 and 2010. We believe we are positioned to capture a substantial share of the growth in the use of natural gas as a vehicle fuel in the United States given our leading market share and the comprehensive solutions we offer.

        We sell natural gas vehicle fuels in the form of both CNG and LNG. CNG is generally used in automobiles, light to medium-duty vehicles, refuse trucks and transit buses as an alternative to gasoline and diesel. CNG is produced from natural gas that is supplied by local utilities to CNG vehicle fueling stations, where it is compressed and dispensed into vehicles in gaseous form. We are also beginning to provide CNG at some of our LNG stations by vaporizing the LNG and then compressing it to make liquefied to compressed natural gas ("LCNG"). LNG is generally used in trucks and other medium to heavy duty vehicles as an alternative to diesel, typically where a vehicle must carry a greater volume of fuel. LNG is natural gas that is super cooled at a liquefaction facility to -162 degrees Celsius (-260 degrees Fahrenheit) until it condenses into a liquid, which takes up about 1/600th of its original volume as a gas. We deliver LNG to fueling stations via our fleet of 58 tanker trailers. At the stations, LNG is typically stored in above ground containers until dispensed into vehicles in liquid form.

        We serve fleet vehicle operators in a variety of markets, including public transit, refuse hauling, airports, taxis, seaports, and regional trucking. We believe these fleet markets will continue to present a high growth opportunity for natural gas vehicle fuels. We generate revenues primarily by delivering CNG and LNG to our customers, and to a lesser extent by building CNG and LNG fueling stations, selling renewable biomethane produced by our landfill gas joint venture, converting natural gas vehicles, selling natural gas vehicle fuel compression equipment, and financing vehicle acquisitions by our customers. We serve approximately 480 fleet customers operating over 21,270 natural gas vehicles. We own, operate or supply 224 natural gas fueling stations in Arizona, California, Colorado, District of Columbia, Florida, Georgia, Idaho, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Rhode Island, Texas, Virginia, Washington, and Wyoming, within the United States, and in British Columbia and Ontario within Canada.

        In April 2008, we opened our first compressed natural gas station in Lima, Peru through our joint venture, Clean Energy del Peru. In August 2008, we acquired 70% of the outstanding membership interests of Dallas Clean Energy, LLC ("DCE"). DCE owns a facility that collects, processes and sells renewable biomethane collected from a landfill in Dallas, Texas. On October 1, 2009, we acquired 100% of BAF Technologies, Inc. ("BAF"), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, we acquired the advanced, non-lubricated natural gas fueling compressor and related equipment manufacturing and servicing business of I.M.W. Industries Ltd., a British Columbia corporation ("IMW"). On December 15, 2010, we acquired 100% of the equity interests of Wyoming Northstar Incorporated, Southstar LLC, and M&S Rental LLC (collectively "Northstar"), which is a leading provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations.

        We own and operate an LNG liquefaction plant near Houston, Texas, which we call the Pickens Plant, that is capable of producing up to 35 million gallons of LNG per year. We also own an LNG liquefaction plant in Boron, California, that is capable of producing 60 million gallons of LNG per year, with the ability to expand production up to 90 million gallons of LNG per year.

The Market for Vehicle Fuels

        According to the EIA's Annual Energy Outlook 2011 Early Release (December 16, 2010), the United States consumed an estimated 176 billion gallons of gasoline and diesel in 2010, and demand is expected to grow at an annual rate of 0.4% to 194.1 billion gallons by 2035. These projections are lower than previously reported, but reflect the future impact of new federal regulations regarding fuel economy for vehicles. Gasoline and diesel comprise the vast majority of vehicle fuel consumed in the United States, while CNG, LNG and other alternative fuels represent less than 3% of this consumption, according to the EIA. Alternative fuels, as defined by the U.S. Department of Energy ("DOE"), include natural gas, ethanol, propane, hydrogen, biodiesel, electricity and methanol.

        Through the summer of 2008, domestic prices for gasoline and diesel fuel increased significantly, largely as a result of higher crude oil prices in the global market and limited refining capacity. Crude oil prices were affected by increased demand from developing economies, such as China, India and the Middle East, global political issues, weather related supply disruptions and other factors. However, the global recession in 2008 through 2009 brought about a decline of world oil prices. As world economic growth has resumed and political instability has swept the Middle East, oil, gasoline, and diesel prices have again increased, with prices for a barrel of crude topping $100 a barrel in February 2011.

        Higher oil, gasoline and diesel prices improve the magnitude of the immediate market opportunity for alternative fuels. Increasingly stringent federal, state and local air quality regulations, a desire to lower greenhouse gas emissions, and regulations mandating low carbon fuels continue to develop, and the need for fuel diversity further represents an opportunity for alternative fuels in the United States and Canada. Natural gas as an alternative fuel has been more widely used for many years in other parts of the world such as in Europe and Latin America, based on the number of natural gas vehicles in operation in those regions. The February 2011 edition of the Gas Vehicles Report estimates that there are more than 110,000 natural gas vehicles in the United States compared to approximately 13.8 million worldwide.

Natural Gas as an Alternative Fuel for Vehicles

        We believe that natural gas is an attractive alternative to gasoline and diesel for vehicle fuel in the United States and Canada because it is cheaper and cleaner than gasoline or diesel. In addition, almost all natural gas consumed in the United States and Canada is produced from U.S. and Canadian sources. According to the EIA, in 2010 there were approximately 300 million gasoline gallon equivalents of natural gas consumed in the United States for vehicle use, which is more than double the amount consumed in 2000. The Clean Vehicle Education Foundation estimates that there are over 1,100 natural gas fueling stations in the United States.

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

        Almost any make or model passenger car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. In other countries, numerous makes and models of vehicles are produced from the factory to run on natural gas. However, in North America, only a limited number of models of natural gas vehicles are available. Only Honda offers a factory built natural gas passenger vehicle for sale in North America, a version of its Civic 4-door Sedan called the GX. However, Chrysler's parent Fiat announced its plan in December 2010 to bring CNG vehicle products to the United States market as the company views natural gas to be suitable for the country given the fuel's abundance in North America. A limited number of other passenger vehicles, vans and light duty trucks are available through small volume manufacturers, such as our wholly owned subsidiary, BAF. These small volume manufacturers offer model vehicles made by major automobile manufacturers that they have modified to use natural gas and have been certified to meet federal and state emissions and safety standards. Several General Motors Company ("GM") and Ford Motor Company ("Ford") models are now certified, including the Ford Crown Victoria, Ford E Series vehicles, Ford F Series trucks, and GM vehicles that include pickups, vans, cargo vans, and trucks. We anticipate additional models will be certified in 2011. Modifications involve removing the gasoline fuel system and replacing it with a compressed natural gas fuel storage system and an associated computer controlled fuel management system for the engine.

        Heavy duty natural gas vehicles are manufactured by traditional original equipment manufacturers. These manufacturers offer some of their standard model vehicles with natural gas engines and components, which they make or purchase from engine manufacturers. Cummins Westport Inc., a joint venture of Cummins Inc. and Westport Innovations Inc., Westport Innovations Inc. (on its own), and Navistar International Corporation manufacture natural gas engines for medium and heavy duty fleet applications, including transit buses, class 8 trucks, refuse trucks, delivery trucks and street sweepers.

        In 2010, several engine manufacturers initiated new engine development programs that may eventually lead to a greater selection of natural gas engines for wider applications in the future.

Natural Gas Medium and Heavy Duty Vehicle Manufacturers

        Medium and heavy duty natural gas vehicle manufacturers include:

  Trucks:    Altec, Autocar, American LaFrance, Crane Carrier Company, Freightliner, Kenworth, Peterbilt, and Volvo.

  Shuttles and Buses:    BAF (vans and shuttles), Thomas Built Buses (school buses), Blue Bird (school buses), Complete Coach Works (shuttles), El Dorado National (shuttles and transit buses), New Flyer (transit buses), North American Bus Industries, Inc. (transit buses), and Orion Bus Industries (transit buses).

  Specialty:    Allianz Madvac (street sweepers and specialty sweepers and vacuums), Capacity (yard hostler trucks for port drayage), Elgin (street sweepers), and Tymco (street sweepers).

Benefits of Natural Gas Fuel

        Less Expensive.    Based on EIA data, since 2004, CNG and LNG have been significantly less expensive than gasoline and diesel. For example, in 2010, the average retail CNG price we charged in California, our most significant market, was $0.58 less per gasoline gallon equivalent than the average

California regular unleaded gasoline price of $3.09 per gallon. For fleet customers, (i.e. high volume users), the savings per gasoline gallon equivalent can be greater. In addition, CNG and LNG are also currently cheaper than the three other most widely available alternative fuels, propane, ethanol blends and biodiesel, as reported by the DOE on an energy equivalent basis.

        Tax incentives have historically enhanced the cost-effectiveness of CNG and LNG. The U.S. federal excise tax credit of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG sold for vehicle use available to sellers of the fuel was made retroactive to January 1, 2010 during the year, and extended through December 31, 2011. However, a U.S. federal income tax credit that offset 50% to 80% of the incremental cost of purchasing a new or converted natural gas vehicles expired December 31, 2010. We believe that legislation may be re-introduced in Congress during 2011 that would extend the fuel tax credit beyond 2011 or reinstate, extend and increase the natural gas vehicle credit in addition to other incentives for the purchase of natural gas vehicles. Members of Congress have indicated support for such legislation; however, the legislative process is inherently uncertain and we do not know if or when any of the legislation providing for reinstatement, extension or new incentives for natural gas fuel or vehicles will be passed.

        We believe that diesel fuel will become more expensive over the next several years due to a combination of rising crude oil prices and refiners being required to meet additional federal standards regarding the content of sulfur in diesel. In some areas of the country, refineries may be required to purchase carbon credits from low carbon fuel providers, such as we are, to comply with regional Low Carbon Fuel Standards taking effect in California, Oregon, and potentially eleven other states located in the Mid-Atlantic and Northeastern parts of the country. Additionally, all diesel engine manufacturers will have to comply with the more stringent EPA and NHTSA standards this year that will require improved fuel economy targets, which could increase the cost of diesel engines.

        The chart below shows our average pump prices in California for CNG relative to California retail regular gasoline and diesel prices on a gasoline gallon equivalent basis for the periods indicated. CNG and LNG powered vehicles produce roughly the same miles per gallon as compared to gasoline or diesel powered vehicles.

Average California Retail Prices

(per gasoline gallon equivalent)(1)

	Year Ended December 31,
	2008	2009	2010
California retail gasoline(2)	$3.51	$2.68	$3.09
California retail diesel(2)(3)	3.53	2.34	2.84
California CNG—Clean Energy	2.67	2.14	2.51
CNG discount to gasoline	(0.84)	(0.54)	(0.58)
CNG discount to diesel	$(0.86)	$(0.20)	$(0.33)

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

Representative Annual per Vehicle Fuel Cost Savings
by Fleet Market for California
Based on Average Fuel Prices During 2010

Market	Fuel	Estimated annual fuel usage (gallons)(1)(2)	Cost of fuel CNG or LNG vs. gasoline or diesel (gallons)(1)(3)					Estimated annual fuel cost savings
Taxi	CNG or Gasoline	5,000	$2.51	(4)	vs. $	3.09	(4)	$2,900
Shuttle van	CNG or Gasoline	7,500	$2.51	(4)	vs. $	3.09	(4)	$4,350
Municipal transit bus (CNG)	CNG or Diesel	16,680	$1.54	(5)	vs. $	2.26	(6)	$12,010
Refuse truck (CNG)	CNG or Diesel	11,120	$1.57	(5)(7)	vs. $	2.84	(6)	$14,122
Municipal transit Bus (LNG)	LNG or Diesel	16,680	$1.72	(5)	vs. $	2.26	(6)	$9,007
Refuse truck (LNG)	LNG or Diesel	11,120	$1.75	(5)(7)	vs. $	2.84	(6)	$12,121

(1)
CNG and LNG volumes are stated on a gasoline gallon equivalent basis. Industry analysts typically use the gasoline gallon equivalent method in an effort to provide a normalized or "apples to apples" comparison of the relative cost of CNG and LNG compared to gasoline and diesel. Using this method, the cost of each fuel is presented based on the same amount of energy, measured in BTUs, as a gallon of gasoline.

(2)
Average fleet vehicle usage estimated by us based on experience with our customers. Estimated usage for a taxi is based on a "single-shift" driving program.

(3)
Fuel prices for municipal transit buses are lower compared to refuse trucks because fuel for municipal buses is not subject to fuel excise taxes.

(4)
CNG retail pricing is based on average Clean Energy retail station pricing in California during 2010. Gasoline retail pricing is based on California average retail gasoline prices during 2010 as reported by EIA.

(5)
CNG and LNG prices based on average prices paid by representative Clean Energy California fleet customers in 2010.

(6)
Diesel price based on EIA reported average diesel price in California in 2010.

(7)
Excludes California Board of Equalization taxes of $0.0875 per gasoline gallon equivalent on CNG vehicles and $0.06 per gallon on LNG vehicles, as these customers typically buy an annual permit of $168.00 per truck over 12,000 gross vehicle weight ("GVW") that allows them to opt out of this tax.

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

        The table below shows an example of emissions reductions for the 2011 Honda Civic GX versus its gasoline powered counterpart. Comparisons are based on information submitted to the EPA by the manufacturer.

		Test & Certified maximum grams per mile
Model	Fuel	NOx Test Data	NOx Cert Level	NMOG Test Data	NMOG Cert Level
2011 Honda Civic	CNG	0.002	0.010	0.002	0.002
2011 Honda Civic	Gasoline	0.014	0.040	0.030	0.043
Emission Reduction		86%	75%	93%	95%

        In 2007, new federal emissions requirements became effective for medium and heavy duty engines, and more stringent requirements went into effect in 2010. These requirements limit the levels of specified emissions from new vehicle engines manufactured in or after these years, and have resulted in cost increases for both acquiring and operating diesel vehicles. In order to comply with these standards, 2010 and later diesel engine models have employed significant new emissions control technologies such as advanced particulate matter (PM) traps, exhaust gas recirculation systems, and selective catalytic reduction (SCR) strategies that require urea, all of which have resulted in increases to the cost of medium and heavy duty diesel vehicles. According to industry sources, the purchase price of a 2010 heavy duty diesel vehicle that meets the 2010 diesel emission standards increased by more than $10,000 per vehicle. The 2010 and newer diesel vehicles require the use of ultra-low sulfur diesel fuel in order to meet the standards, which we believe increases the cost of operating and maintaining medium and heavy duty diesel vehicles. Manufacturers claim that the addition of SCR technology, while being more expensive, could provide a slight improvement in engine efficiency. We expect these additional controls, along with urea, will generally increase the cost to own and operate diesel vehicles.

        South Coast Air Quality Management District completed a study that compared emissions levels of natural gas and other alternative fuels to those of existing pre-2007 diesel engines. The results, shown in the chart below, demonstrate that natural gas vehicle fuels produce significantly lower emissions than biodiesel, ethanol blends and diesel technologies. The figures show the percentage reduction in NOx and PM compared to emissions from standard diesel engines. Little or no data on the performance of 2011 diesel engines is currently available for analysis.

Proven Commercially Alternative Fuels and Diesel Technologies

Technology	NOx reduction	PM reduction
Natural gas	≥30 - 50%	>85%
Diesel emulsions	10 - 15%	50 - 65%
Biodiesel (B20)	-5% - 0%	15 - 20%
Ethanol blends	2 - 6%	35 - 40%
Oxidation catalysts for diesel engines	0 - 3%	~20%
NOx/PM traps for diesel engines	0%	>85%
Low-sulfur diesel	Minimal	~20%

Source:    South Coast Air Quality Management District

        In September 2006, California Governor Arnold Schwarzenegger signed AB 32—the Global Warming Solutions Act of 2006—into law, which calls for a cap on greenhouse-gas emissions throughout California and a statewide reduction to 1990 levels by the year 2020, and an additional 80% reduction below 1990 levels by 2050. To achieve the state's greenhouse gas reductions for mobile sources, the California Air Resources Board in 2007 identified an "early action item" under AB 32 called the Low Carbon Fuel Standard that requires a 10% carbon reduction in gasoline and diesel fuels sold in the State of California by 2020 and therefore encourages other low carbon transportation fuels to enter the marketplace by allowing them to generate carbon credits that can be sold to noncompliant regulated parties starting January 1, 2011. Under this regulation, CNG, LNG and biomethane are identified as "compliant fuels" through 2020 as their carbon benefits have been verified to far exceed the regulation's 2020 goal of a 10% reduction. Further, the California Air Resources Board adopted a cap and trade program under AB 32 in December 2010 that will allow fuel providers to sell carbon credits generated under the Low Carbon Fuel Standard into the larger cap and trade program as early as 2013. This will allow fuel providers that generate credits to sell such credits beyond the Low Carbon Fuel Standard's regulated parties to the broader California cap and trade program, and potentially to other cap and trade markets under development such as the Western Climate Initiative.

        The Western Climate Initiative is made up of seven western U.S. states (Arizona, California, Montana, New Mexico, Oregon, Utah, and Washington) and four Canadian provinces (British Columbia, Manitoba, Ontario and Quebec) with intent of forming a regional cap and trade market. Eleven Northeast and Mid-Atlantic U.S. states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Pennsylvania and Vermont) have already formed the Regional Greenhouse Gas Initiative to help combat climate change. Both efforts aim to implement market-based programs to reduce global warming pollution from stationary and mobile sources. We believe that the adoption of regional cap and trade programs can lead other states to adopt their own Low Carbon Fuel Standards. For example, each governor representing the eleven states that make up the Regional Greenhouse Gas Initiative have signed a memorandum of understanding to develop their own Low Carbon Fuel Standard by year 2012 and Oregon is expected to implement its Low Carbon Fuel Standard on January 1, 2012. Additional regulations that could stimulate growth in our market include AB 118, which Governor Schwarzenegger signed into law in 2007, and that provides approximately $210 million per year for seven years to fund alternative fuel programs, including CNG, LNG and biogas, aimed at reducing greenhouse-gas emissions and improving air quality; and AB 1007, the State Alternative Fuels Plan (that was adopted by the California Energy Commission in 2007) which establishes a goal of displacing 26% of California's petroleum fuel use by 2022 with alternative fuels, including natural gas.

        Transportation is responsible for approximately 29% of total U.S. greenhouse-gas emission, and over 5% of global greenhouse gas emissions. As set forth in a report by TIAX, LLC, on a full life-cycle ("well to wheels") analysis, natural gas as a vehicle fuel results in greenhouse-gas reductions of up to 30% for light duty vehicles and up to 23% for medium and heavy duty vehicles.

        Biomethane use is also a means to reduce greenhouse gas emissions. Biomethane is renewable natural gas produced from waste streams such as landfills, animal waste "lagoons" and sewage processing plants. A recent full lifecycle analysis performed by the California Air Resources Board estimates that use of biomethane generated from landfills as a vehicle fuel can reduce greenhouse-gas emissions up to 88% as compared to gasoline. According to The American Biogas Alliance, biomethane can be liquefied or injected into a pipeline and is compatible with existing natural gas fueling infrastructure. Further, in February 2010, the U.S. Environmental Protection Agency finalized the Renewable Fuel Standard Phase 2 that allows for the generation of tradeable "RINS" that can be generated by production and use in the transportation sector and can be sold to fuel providers that are not compliant under the rule.

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

        Domestic supply.    In 2010, the United States consumed 19.1 million barrels of crude oil per day, of which 42% was supplied from the United States and Canada and 58% was imported from other countries, according to the EIA. By comparison, the EIA estimates that 98% of the natural gas consumed in the United States in 2010 was supplied from the United States and Canada, making it less vulnerable to foreign supply disruption. In addition, the EIA estimates that less than 1% of the estimated 24.1 trillion cubic feet of natural gas consumed in the United States in 2010 was used for vehicle fuel. We believe that a significant increase in use of natural gas as a vehicle fuel would not materially impact the overall demand for natural gas supplies.

        Analysts believe that there is a significant worldwide supply of natural gas relative to crude oil. According to the 2010 BP Statistical Review of World Energy, on a global basis, the ratio of proven natural gas reserves to 2009 natural gas production was 37% greater than the ratio of proven crude oil reserves to 2009 crude oil production. This analysis suggests significantly greater long term availability of natural gas than crude oil based on current consumption.

        On June 18, 2009, the Potential Gas Committee ("PGC") released its report on the natural gas resource base in the U.S. The report states that the United States possesses a total resource base of 1,836 trillion cubic feet (Tcf). This is the highest resource evaluation in the PGC's 44 year history. Another study published by Navigant Consulting in 2008, and further updated in 2009, defined the recoverable natural gas resources at 2,247 Tcf, or 118 years at current consumption levels.

Business Strategy

        Our goals are to capitalize on the anticipated growth in the consumption of natural gas as a vehicle fuel and to enhance our leadership position as that market expands. To achieve these goals, we are pursuing the following strategies:

        Focus on high-volume fleet customers.    We will continue to target fleet customers such as public transit, refuse haulers and regional trucking companies, as well as vehicle fleets that serve airports and seaports. We believe these are ideal customers because they are high-volume users of vehicle fuel and can be served by a centralized fueling infrastructure. We have recently focused on seaports because they are among the biggest air polluters and many are under increasing regulatory pressure to reduce emissions. In November 2006, two of the nation's largest seaports, the Ports of Los Angeles and Long Beach (Ports), adopted the San Pedro Bay Clean Air Action Plan ("Plan"), which calls for the retrofit or replacement of trucks serving those ports with trucks that run on cleaner technology, such as LNG trucks. In November 2007, the Ports voted for a progressive ban of trucks that do not meet the 2007 emission standards from operating at the Ports. The ban began on October 1, 2008 and continues through January 1, 2012, when all trucks servicing the Ports must at least meet the EPA 2007 diesel emission standards. In December 2007, the Ports approved a cargo fee of $35 per loaded twenty-foot equivalent cargo container entering or leaving any terminal by truck to help fund the Plan, which they began collecting on February 18, 2009. LNG trucks are exempt from the cargo fees.

        In December 2007, we opened the first fueling station in the port area to fuel LNG-powered trucks. In July 2009, we opened the second fueling station in the Port of Long Beach area to fuel LNG-powered trucks. In addition, we have selected other potential fueling station sites for development that would be capable of providing LNG fueling for the trucks servicing the Ports. We intend to model LNG truck deployment programs at other ports based on our experience in providing LNG fuel at the Ports of Los Angeles and Long Beach. In October 2010, we signed an agreement with Pilot Travel Centers LLC ("Pilot Flying J") to build, own and operate public access, CNG and LNG fueling facilities at agreed-upon Pilot Flying J truck travel centers nationwide and in Canada to support the growing demand for natural gas-fueled trucking.

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

        Optimize LNG supply advantage.    The supply of LNG in the United States and Canada is limited. We believe that increasing our LNG supply will enable us to increase sales to existing customers and to secure new customers. We use our LNG supply relationships and strategically located LNG production capacity to give us a competitive advantage. In addition to our own LNG liquefaction plants in Texas and California, we have relationships with five LNG supply plants in the western United States. Our LNG liquefaction plant in California will enhance our ability to serve California, Arizona and other western U.S. markets and will help us to optimize the allocation of LNG supply we sell to our customers. Also, in October 2007, we entered into an LNG sales agreement with Desert Gas Services (formerly known as Spectrum Energy Services), LLC ("DGS"), whereby we will purchase, on a take-or-pay basis over a term of 10 years, 16 million gallons of LNG per year from a plant constructed by DGS in Ehrenberg, Arizona, which is near the California border. The plant started commercial operations in March, 2010. In the future, we may also acquire natural gas reserves or rights to natural gas production to supply our LNG plants.

        Develop renewable biomethane production capabilities.    Through our majority-owned subsidiary, DCE, we are producing from a landfill renewable pipeline quality biomethane, which can be used to generate renewable electricity and as a renewable low carbon fuel. According to the California Air Resources Board, the use of biomethane as CNG vehicle fuel can reduce greenhouse gas emissions by up to 88% as compared to gasoline. By developing biomethane production capabilities, we are able to offer customers renewable, low-carbon fuel options. In November 2010, we signed a renewable biomethane recovery agreement with Republic Services, Inc., a leading solid waste operator, to process and sell renewable natural gas recovered from Republic's Saulk Trail Hills landfill site in Canton, Michigan.

        Integration Strategy.    With our acquisition of IMW, we acquired the leading global supplier of CNG equipment for vehicle fueling. IMW's products and services include compressors, dispensers, storage systems, CNG parts and technical services. We believe IMW is the leading manufacturer of CNG compressors because it designed its compressors specifically for the requirements of natural gas fueling operations. IMW's non-lubricated compressor technology prevents costly and troublesome oil accumulation in heat exchangers, storage vessels, and vehicle systems. This ensures lower operating costs and increased reliability. IMW also manufactures a smaller compressor unit that can be used in a smaller CNG station application. The smaller application can be used for smaller fleets, to add a node to a network, or for the initial fueling needs of a larger fleet until their fueling needs require a larger station. IMW has manufacturing centers in Canada and China, and service centers in Canada, China, Colombia, Bangladesh and the U.S.

        Our acquisition of IMW was driven by three desires. First, we wanted to make sure we could satisfy our internal compressor needs, since compressors are the most important piece of equipment for a CNG station. As the adoption of natural gas vehicles has increased, our CNG station construction backlog has increased and our compressor requirements have increased. We believe our compressor needs will continue to grow in the future. By acquiring IMW, we are assured of having compressors readily available to deploy at our stations. The second driver for acquiring IMW was our desire to be able to provide certain customers with a "factory direct" offering. Since some customers do not want our full suite of services and simply want a station that they can own and operate, we can now offer them a high quality and low cost solution. The third driver of the IMW acquisition was our desire to participate in the global growth of natural gas vehicle fueling. In 2010, 32.6% of IMW's sales came from outside of North America, and IMW has a very strong reputation in the global market. As the global market continues to grow, we believe IMW will benefit and participate in such growth.

        In October 2010, we signed an agreement with Pilot Flying J to build, own and operate public access CNG and LNG fueling facilities at agreed-upon Pilot Flying J travel centers nationwide to support the growing demand for natural gas-fueled trucking in the United States. Pilot Flying J operates over 550 truck travel centers in 43 states and six Canadian provinces. By partnering with Pilot Flying J, which is the largest truck-fueling operator in the country, we will be in a good position to build LNG stations along interstate highway corridors between major transportation hubs. Also, by having LNG fueling islands within Pilot Flying J travel centers, truck operators can enjoy the conveniences they are accustomed to while fueling with LNG, which will help facilitate the transition away from diesel trucks.

        We acquired Northstar in December 2010. Northstar provides LNG and LCNG station design, construction operations and maintenance services. Northstar has built over 65% of all LNG and LCNG stations in the United States and we have worked closely with Northstar for several years. Northstar is also a leader in LNG and LCNG fueling system technologies, including the manufacture of one of only two weights-and-measures certified LNG dispensers. Northstar will be a key piece to help with the anticipated roll-out of LNG stations at Pilot Flying J travel centers.

        In the future, we anticipate we will continue to pursue acquisitions and partnerships as we become aware of opportunities where we believe we can increase our competitive advantages or enhance our market position.

Operations

        Our revenue principally comes from delivering (by selling and providing station operating and maintenance services) CNG and LNG fuel to our customers and selling converted natural gas vehicles. We also generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers, selling biomethane gas through our interest in DCE, and selling natural gas vehicle fuel compression equipment. Substantially all of our operating and maintenance revenues are generated from CNG stations, as owners of LNG stations tend to operate and maintain their own stations. Substantially all of our station sale and leasing revenues have been generated from CNG stations. In 2006, we began providing vehicle finance services to our customers. In August 2008, we acquired 70% of DCE and began processing and selling biomethane gas. On October 1, 2009, we acquired BAF and began providing natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, we acquired IMW and began selling advanced, non-lubricated natural gas fueling compressor and related equipment and maintenance services. On December 15, 2010, we acquired Northstar, a leading provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations. Each of these activities are discussed below.

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

        LNG production and purchase.    We obtain LNG from our own plants as well as through relationships with five suppliers in the western United States. Combining these sources provides important flexibility and helps to create a reliable supply for our LNG customers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, which we call the Pickens Plant and California LNG Plant, respectively. The Pickens Plant has the capacity to produce 35 million gallons of LNG per year and also includes tanker trailer loading facilities and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. Additionally, the LNG liquefaction plant in California (which produced its first load of LNG in November 2008), is capable of producing 60 million gallons of LNG per year (with expansion potential to produce 90 million LNG gallons per year) and will enable us to supply our operations in California and Arizona more economically as our supply source will be closer to our customers' locations. This plant has tanker trailer loading facilities similar to the Pickens Plant and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons.

        As of December 31, 2010, we had outstanding purchase contracts with various third-party LNG suppliers in the western United States. For the year ended December 31, 2010, of the LNG we sold, we purchased 28% from these suppliers and the balance was produced at our Pickens Plant and California LNG Plant. Two of our LNG supply contracts contain take-or-pay provisions which require that we purchase specified minimum volumes of LNG at index-based prices or pay for the amounts that we do not purchase. If we need additional LNG and it is available from these suppliers, we generally may purchase it from them, typically at the market price for natural gas plus a liquefaction fee. To date, we have taken and sold the required amounts under our take-or-pay contracts.

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

        Operations and maintenance.    Typically, we perform operations and maintenance services for CNG stations, which are either owned by us or our customers. Although we may from time to time own or operate and maintain LNG stations, LNG stations are most often owned and maintained by our customers and supplied by us. Most of the CNG and LNG stations that we maintain or supply are monitored from our centralized operations center, facilitating increased reliability and safety, as well as lower operating costs. This monitoring helps us to ensure the timely delivery of fuel and to respond rapidly to any technical difficulties that may arise. In addition, we have an automated billing system that enables us to track our customers' usage and bill them efficiently. As of December 31, 2010, we had an operations team of 92 employees, including 58 full-time employees dedicated to performing preventative maintenance and available to respond to service requests in 20 states and in Canada. In addition, since September 7, 2010, with the acquisition of IMW, we added 63 full-time employees dedicated to performing preventative maintenance on IMW's foreign installations and who are based in Bangladesh, Columbia and China.

        Our station network.    As of December 31, 2010, we owned, operated or supplied 224 fueling stations for our customers in Arizona, California, Colorado, District of Columbia, Florida, Georgia, Idaho, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Rhode Island, Texas, Virginia, Washington, Wyoming, and Canada. Of these 224 stations, we owned 138 of the stations, and our customers owned the other 86 stations. The breakdown of the services we perform for these stations is set forth below.

	As of December 31, 2010
	CNG fueling stations	LNG fueling stations	Total stations
Operated, maintained and supplied by Clean Energy	111	8	119
Supplied by Clean Energy, operated and maintained by customer	—	28	28
Operated and maintained by Clean Energy, supplied by customer	66	11	77

Total	177	47	224

        For the month of December 2010, 30 of the stations listed in the table above delivered in excess of 100,000 gasoline gallon equivalents, and 45 stations delivered in excess of 25,000 gasoline gallon equivalents (but less than 100,000 gasoline gallon equivalents). Of the 30 stations delivering greater than 100,000 gasoline gallon equivalents per month, 23 relate to transit customers, four relate to airport locations, two relate to public stations and one relates to a refuse customer. Of the 45 stations delivering greater than 25,000 gasoline gallon equivalents (but less than 100,000 gasoline gallon equivalents), 16 relate to refuse customers, nine relate to airport locations, nine relate to transit customers, eight relate to public stations and three relate to industrial customers. In general, stations delivering higher volumes are more cost effective and perform better financially due to operating efficiencies obtained by the spreading of a station's fixed costs over a larger revenue base. With respect to station performance by geographic region, stations located in busy metropolitan areas, particularly near airports, experience higher traffic and deliver higher volumes compared to stations located in areas that are less densely populated.

        Station construction and engineering.    Since 2008, we have built 105 natural gas fueling stations, either serving as general contractor or supervising qualified third-party contractors, for ourselves or our customers. We acquired the additional stations we own that we did not build through acquisition of assets or businesses. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks (which hold a relatively small buffer amount of fuel). Equipment for an LNG station typically consists of storage tanks that hold 10,000 to 25,000 gallons of LNG, plus related dispensing equipment.

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

        Biomethane.    In August of 2008, we acquired 70% of the outstanding membership interests of DCE. DCE owns a facility that collects, processes and sells renewable, pipeline-quality biomethane at the McCommas Bluff landfill located in Dallas, Texas. During 2010, we generated approximately $11.3 million in revenues from sales of biomethane by DCE, which represents 100% of DCE's revenue, which is included on a consolidated basis in our financial statements. In November 2010, we entered into an agreement with Republic Services Group to develop a second biomethane project at their landfill in Canton, Michigan. The project is anticipated to commence operations in 2012.

        Vehicle conversion.    On October 1, 2009, we acquired BAF, a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. During 2010, we generated approximately $42.3 million in revenue from BAF's operations.

        Natural gas fueling compressors.    On September 7, 2010, we acquired IMW, a company that manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Since September 7, 2010, we generated approximately $17.8 million in revenues from IMW's operations.

Sales and Marketing

        We have sales representatives in all of our major operating territories, including Los Angeles, San Francisco, San Diego, Phoenix region, Boston region, New York, Denver, Dallas, Atlanta, New Jersey, Seattle, New Mexico, Chicago, Florida, Virginia, Minnesota, Kentucky, Indiana, New Hampshire, Missouri, and Toronto. At December 31, 2010, we had 71 employees in sales and marketing, including five employees of BAF and ten employees of IMW. As our business grows and we enter new markets over the next several years, we intend to continue expanding our sales and marketing team, primarily by adding specialized sales experts to focus on fleet market opportunities in targeted metropolitan areas where we do not yet have a strong presence. We market primarily through our direct sales force, attendance at trade shows and participation in industry conferences and events. Our sales and marketing group works closely with federal, state and local government agencies to educate them on the value of natural gas as a vehicle fuel and to keep abreast of proposed and newly adopted regulations that affect the industry. Several of our U.S. sales offices are located in "nonattainment" areas, or near-non-attainment areas, under the Federal Clean Air Act, where government regulations are more likely to mandate vehicle pollution controls.

        Since September 7, 2010, with the acquisition IMW's operations, we also have sales representatives in Bangladesh, Columbia and China.

Customer Vehicle Financing

        We provide, or help our customers obtain, financing to acquire natural gas vehicles or convert their vehicles to operate on natural gas. In 2006, we began to loan to certain qualifying customers a portion of, and occasionally up to 100% of, the up-front capital needed to purchase natural gas vehicles or convert existing vehicles to use natural gas. To ensure the availability of vehicles for our customers, we may also purchase natural gas vehicles or components of natural gas vehicles in anticipation of customer requirements. We also use our in-house grant specialists to help secure government grants, tax rebates and related incentives for ourselves and our customers, which can be a challenging process. Our specialists have secured over $244.4 million in federal and state funding for ourselves and our customers since 1998. This expertise is important to our customers, as natural gas vehicle fleet operators have access to an increasing number of grants and other incentives to help defray a significant portion of the incremental costs of purchasing natural gas vehicles. As of December 31, 2010, we have not generated significant revenue from financing activities.

Customers and Key Markets

        We have over 480 fleet customers operating approximately 21,270 vehicles, including approximately 5,530 transit buses, 1,770 taxis, 1,210 shuttles and 2,450 refuse trucks. We target customers in a variety of markets, such as airports, public transit, refuse, seaports, regional trucking, taxis and government fleets. From 2006 through 2010, approximately 53% of our revenues were derived from contracts with governmental entities such as municipal transit fleets. We do not depend on a single customer or a few customers, the loss of which would have a material adverse effect on us.

  •
  Airports—Many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. Many of these airports already have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation. In order to reduce emissions levels further, many airports require or encourage service vehicle operators to switch their fleets to natural gas, including airport delivery fleets, door-to-door and parking shuttles and taxis. To assist in this effort, airports are contracting with service providers to design, build and operate natural gas fueling stations in strategic locations on their property. Airports we serve include Albuquerque, Atlanta Hartsfield-Jackson International, Austin-Bergstrom International, Baltimore-Washington International, Burbank, Dallas-Ft. Worth International, Love Field (Dallas), Long Beach, Denver International, LaGuardia (New York), Los Angeles International, Newark International, Oakland International, Palm Springs, Phoenix Sky Harbor International, San Francisco International, Santa Ana/John Wayne, San Diego International, SeaTac International (Seattle), and Tucson International. At these airports, our representative customers include taxi and van fleets, as well as parking and car rental shuttles.

  •
  Transit agencies—According to the American Public Transportation Association, there are over 66,500 municipal transit buses operating in the United States. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. For example, the South Coast Air Quality Management District in California has adopted an Air Toxic Control Plan designed to encourage the use of alternative fuel buses. Eligible buses include hybrid gasoline electric buses (which typically cost $165,000 more than a traditional gasoline or diesel powered bus), or natural gas powered buses (which typically cost $35,000 more than a traditional gasoline or diesel powered bus), a significant portion of which can be recaptured through tax credits. Some public transit authorities also allow hybrid diesel electric buses (which typically cost $200,000 more than a traditional gasoline or diesel powered bus). The cost comparison data in this paragraph are from Hybridcenter.org, a project of the Union of Concerned Scientists. Transit agencies have been early adopters of natural gas vehicles, with almost 30% of all buses in the United States operating on LNG, CNG or CNG blends, according to the American Public Transportation Agency 2010 Public Transportation Factbook. Our representative public transit customers include Dallas Area Rapid Transit, Santa Monica Big Blue Bus, Los Angeles Metropolitan Transit Authority, Boston Metropolitan Transit Development Agency, Phoenix Transit, Tempe Transit, Foothill Transit (California), Santa Cruz Metropolitan, Orange County Transit Authority, Regional Transit Commission of Nevada and Regional Transit Authority (Ohio).

  •
  Refuse haulers—According to INFORM, there are nearly 200,000 refuse trucks in the United States, consuming approximately two billion gallons of fuel per year, that collect and haul refuse and recyclables from collection points to landfills and recycling facilities. Many refuse haulers are facing pressure from the municipalities they serve to reduce emissions. We estimate there are approximately 2,700 natural gas powered refuse hauling vehicles operating in the United States on CNG and LNG. Our representative refuse hauler customers include national accounts such as Waste Management, Republic Services and Waste Connections, as well as private waste haulers in eleven different states such as CleanScapes (Seattle), Choice Waste (FL), Recology (Formerly Norcal Waste), South San Francisco Scavenger, Burrtec (CA), Central Jersey Waste and Garofalo V & Sons (NY) among others. We also provide vehicle fueling services to municipal refuse fleets including fleets in Los Angeles, Fresno, Sacramento, Burbank, Dallas, San Antonio, and on Long Island, New York among other locations.

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

  •
  Regional trucking—According to the EPA, the average tractor-trailer uses over 11,500 gallons of fuel per year. Most of these trucks run on diesel fuel, which is becoming less desirable as emissions standards become increasingly more stringent. Diesel trucks must now meet EPA's 2010 emission standard using advanced emission control systems that add weight, cost, and complexity to the truck. Dedicated natural gas trucks can meet EPA's 2010 emission standards with simpler and less costly emission controls. For regional trucking, LNG is a more cost-effective fuel alternative that enables trucking companies to meet the evolving emissions standards. Our representative regional trucking customers include the Houston distribution centers of Sysco Food Services, a wholesale distributor of food products, United Parcel Service, the Houston distribution center of H.E. Butt Grocery Company, Trimac USA of Houston, and Pepsi Bottling Group.

  •
  Taxis—According to the Taxi, Limousine, and Paratransit Association, there were approximately 6,300 companies operating 171,000 taxicabs in the United States in 2010. We believe that less than 2% of these vehicles were natural gas vehicles. Because taxi fleets travel many miles and can refuel at a central location, we believe they are excellent candidates to use CNG. Natural gas vehicles provide taxi fleets a convenient way to reduce operating costs and provide a clean environment for their drivers and customers. We serve approximately 1,770 taxis in Southern California, the San Francisco Bay Area, Dallas, Houston, Las Vegas, New York City, Phoenix, Tucson and Seattle. However, we have seen a significant interest in new policy initiatives at major airports across the country this past year, including Philadelphia, Cincinnati, and Newark Airports.

  •
  Government fleets—According to the Federal Highway Administration, or FHA, in 2009, there were over 4.6 million government fleet vehicles in operation in the United States, including those operated by federal, state and municipal entities. In California and Texas, for example, according to the FHA, there were over 637,000 and 494,000 government vehicles, respectively. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically. Under the federal Energy Policy Act of 1992, 75% of new light-duty vehicles purchased by federal fleet operators are required to run on alternative fuels. Our representative government fleet customers include the California Department of Transportation (Los Angeles and Orange County), State of New York, City of Denver, City and County of Los Angeles, City of San Antonio, Town of Smithtown, City and County of San Francisco, City and County of Dallas and City of Phoenix.

Tax Incentives

        Historically, U.S. federal and state government tax incentives and grant programs have been available to help fleet operators reduce the cost of acquiring and operating a natural gas vehicle fleet. Incentives were typically available to offset the cost of acquiring natural gas vehicles or converting vehicles to use natural gas, constructing natural gas fueling stations and selling CNG or LNG. The vehicle and fuel tax rebates and credits are key incentives designed to enhance the cost-effectiveness of CNG and LNG as vehicle fuels throughout the United States and are described below.

        Fueling station credits.    The Middle Class Tax Relief Act of 2010 (H.R. 4853) extends for one year the tax credit for natural gas fueling infrastructure. The extension is for 30% of the cost of qualified equipment up to a maximum of $30,000 and $1,000 for non-business property (i.e., home refueling).

        Fuel credit.    The H.R. 4853 extended until December 31, 2011 the $0.50 fuel credit for CNG and LNG when used as a transportation fuel. The bill also reinstated the credit retroactive to January 1, 2010. The $0.50 tax credit for CNG and LNG had expired at the end of 2009.

        Vehicle credits.    The federal income tax credit for natural gas vehicles expired on January 1, 2011.

Grant programs

        We apply for and help our customers apply for grant programs available for fleets in several of the states in which we operate including California, New York, and Texas. These programs provide funding for natural gas vehicle purchases, station construction and natural gas fueling infrastructure and include the following:

        Mobile Source Air Pollution Reduction Review Committee—The Mobile Source Air Pollution Reduction Review Committee, or MSRC, is a Southern California program that funds projects that reduce air pollution from motor vehicles within the South Coast Air Quality Management District in Southern California. The South Coast Air Quality Management District is a geographic region defined in state regulations to include all of Los Angeles and Orange Counties, and portions of Riverside and San Bernardino counties. The MSRC derives funding from a portion of the California Department of Motor Vehicles $4 per vehicle surcharge on an estimated 12.5 million vehicles operating in the South Coast District. For 2011, the surcharge is anticipated to result in approximately $22.7 million in funding and support for a variety of clean air programs, including grants to purchase natural gas vehicles and fueling station infrastructure. The MSRC has a yearly work program designed to fund projects that reduce air pollution from motor vehicles.

        California Carl Moyer Program—The Carl Moyer Memorial Air Quality Standards Attainment Program, or Carl Moyer Program, was initiated in California in 1998 to reduce emissions from heavy duty, diesel-powered vehicles and other mobile sources. The Carl Moyer Program provides matching grants to private companies and public agencies in California to fund efforts to clean up emissions from their heavy duty engines through retrofitting, repowering or replacing them with newer and cleaner versions. Based on actual receipts from the prior fiscal year, the California Air Resources Board "CARB" anticipates $58.7 million in funding for the twelve months constituting their fiscal year 2010/2011. CARB allocated $25.8 million to the South Coast Air Quality Management District for the implementation of its Carl Moyer Program. Qualifying projects included those that reduce emissions from heavy duty on and off-road equipment, such as trucks over 14,000 pounds gross vehicle weight and off-road equipment such as construction equipment and airport ground support equipment.

        Texas Emissions Reduction Plan—The Texas Emissions Reduction Plan is a comprehensive set of clean air incentive programs, including vehicle programs, designed to improve air quality in Texas. The Texas Commission on Environmental Quality administers grants under these programs. The grants are used to help reduce air pollution in Texas ozone "nonattainment" areas and in certain other near-non-attainment areas in the state and are often targeted towards reducing emissions from diesel equipment. In 2010, $154 million was made available for programs generally, a portion of which will partially fund the purchase or conversion of vehicles. As of March 10, 2011, the funding allocations for the current fiscal year have not been released although we anticipate a similar funding level.

        U.S. Department of Energy Petroleum Reduction Technologies Projects for the Transportation Sector —This DOE program is administered through the DOE Clean Cities affiliates throughout the country. Approximately $15.5 million is available in 2011 for alternative fuel vehicle deployment and infrastructure projects. We anticipate pursuing funding opportunities with our customers to assist with the purchase of vehicles and construction of fueling infrastructure.

        U.S. Environmental Protection Agency ("EPA") National Clean Diesel Funding Assistance Program —This national program provides funding to reduce emissions from existing diesel engines through a variety of strategies, including the use of alternative fuels. Anticipated funding for fiscal year 2011 is $50 million in total program dollars. A portion of this funding goes to individual states to support transportation air quality programs at that level. We expect to participate in regional funding programs which are administered through the EPA's seven regional offices.

Competition

        The market for vehicular fuels is highly competitive. The biggest competition for CNG, LNG and other alternative fuels is gasoline and diesel, the production, distribution and sale of which are dominated by large integrated oil companies. The vast majority of vehicles in the United States and Canada are powered by gasoline or diesel.

        Within the United States, we believe our largest competitors for CNG sales are: Trillium USA/Pinnacle CNG, a privately held provider of CNG fuel infrastructure and fueling services, which we believe focuses primarily on transit fleets in California, Arizona and New York and Pacific Gas and Electric, which operates public access CNG stations in Northern California. Within the U.S. LNG market, we believe our largest competitors are Applied LNG Technology and Prometheus Energy, each of which distributes LNG in the western United States.

        We own, operate or supply 224 CNG and LNG fueling stations. We operate 177 CNG fueling stations, which we estimate is approximately four times the number of CNG fueling stations as our next largest competitor. We believe we are the only company in the United States or Canada that provides both CNG and LNG on a significant scale, and we operate in more states and provinces than any of our competitors.

        Potential entrants to the market for natural gas vehicle fuels include the large integrated oil companies, other retail gasoline marketers, industrial gas companies and natural gas utility companies. The integrated oil companies produce and sell crude oil and natural gas, and they refine crude oil into gasoline and diesel. They and other retail gasoline marketers own and franchise retail stations that sell gasoline and diesel fuel. Integrated oil companies and other established fueling companies sell CNG at a number of their vehicle fueling stations that sell gasoline and diesel in international markets. Industrial gas companies produce and sell other gases and liquid fuels (such as helium, hydrogen, oxygen, etc) to industrial customers. Natural gas utility companies own and operate the local pipeline infrastructure that supplies natural gas to retail, commercial and industrial customers and some utilities also sell CNG fuel at public access stations.

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

        With our acquisition of IMW on September 7, 2010, we began selling CNG fueling equipment outside of North America. The market for CNG fueling equipment is highly competitive with several competitors selling in multiple countries. We believe our largest international competitors for CNG fueling equipment are Aspro and GNC Galileo (based in Argentina), SAFE (based in Italy), ANGI Energy Systems, Inc. (based in Wisconsin), and Atlas Copco (who has numerous international locations). Numerous other equipment or compressor manufacturing companies could also enter the market in the future.

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

        The 2007 Highway Rule's tailpipe standards, which will apply to new diesel engines, were effective in 2007 and 2010. Specifically, new particulate matter standards took effect in the model year 2007 and new NOx standards were phased in between 2007 and 2010. The rule's fuel standards call for a shift by U.S. refiners and importers from low sulfur diesel, with a sulfur content of 500 parts per million (ppm), to ultra low sulfur diesel, with a sulfur content of 15 ppm. The rule, which will effect a transition to ultra low sulfur diesel, required refiners to begin producing ultra low sulfur diesel fuels on June 1, 2006.

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

Government Regulation and Environmental Matters

        Certain aspects of our operations are subject to regulation under federal, state, local and foreign laws. If we were to violate these laws or if the laws, or enforcement proceedings were to change, it could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  Natural gas fueling compressors—CNG fueling equipment is manufactured to meet the electrical and mechanical design standards of the country where the equipment will be installed. Our manufacturing facility in Canada is registered with the British Columbia Safety Authority and the Society of Mechanical Engineers for manufacturing and operating pressure vessels.

  •
  Biomethane—Our DCE biomethane production facility, and the biomethane facility we plan to build in Michigan, are required to comply with their Title V air permits as well as EPA regulations covering the collection of landfill gas. In addition, our biomethane projects must produce biomethane that meets the gas quality specifications of the local utilities that accept the gas. These specifications are approved by the relevant state utilities commission. In California, the gas utilities pipeline specifications prohibit the injection of landfill gas. If the gas utilities that we rely upon to accept and ship our biomethane product adopt new gas specifications or otherwise refuse to accept our biomethane product, we will be unable to sell the product and generate revenues.

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

Employees

        As of December 31, 2010, we employed 710 people, of whom 71 were in sales and marketing (including our grants department), 554 were in operations, engineering, vehicle and compressor production, and 85 were in finance and administration. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.

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

Item 1A.—Risk Factors

        An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

We have a history of losses and may incur additional losses in the future.

        In 2008, 2009 and 2010 we incurred pre-tax losses of $44.3 million, $33.4 million, and $4.2 million, respectively. Our loss for 2008 includes $18.6 million in expenses associated with our support for Proposition 10, the California Alternative Fuel Vehicles and Renewable Energy ballot initiative. Our loss for 2009 includes $17.4 million of derivative losses related to marking to market the value of our Series I warrants, and our loss during 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants. During 2008, 2009 and 2010, our losses were substantially decreased by our receipt of approximately $17.2 million, $15.5 million and $16.0 million of revenue from federal fuel tax credits, respectively. In order to execute our strategy and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers compelling natural gas fuel prices. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

A material portion of our historical revenues are associated with a federal fuel excise tax credit that expires on December 31, 2011.

        The federal excise tax credit of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, expires December 31, 2011. Based on the service relationship we have with our customers, either we or our customers are able to claim the credit. In 2008, 2009 and 2010, we recorded approximately $17.2 million, $15.5 million and $16.0 million of revenue, respectively, related to fuel tax credits, representing approximately 13.7%, 11.8% and 7.6%, respectively, of our total revenue during the periods. On July 15, 2010, the IRS sent us a letter disallowing approximately $5.1 million related to certain excise tax credit claims we made from October 1, 2006 to June 30, 2008. If we are unsuccessful in appealing the IRS disallowance of these claims, we may be required to refund some or all of the $5.1 million in contested claims.

We will need to raise debt or equity capital to continue to fund the growth of our business.

        We will be required to raise debt or equity capital to fund the growth of our business. Our business plan for 2011 calls for approximately $80.7 million in capital expenditures. We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to significant future payments that we will be required to make in connection with our acquisition of IMW and Northstar. At March 10, 2011, our future payments for IMW and Northstar totaled $37.5 million and $7.5 million, respectively. Also at December 31, 2010, we have agreed to pay up to $40.0 million as additional consideration related to our IMW acquisition if certain performance measurements of IMW are met.

        Equity or debt financing options may not be available on terms favorable to us or at all, particularly if there are no effective federal incentives supporting the growth of the natural gas fueling business. Additional sales of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible promissory notes or commercial bank financing. Recent economic turmoil and severe lack of liquidity in the debt capital markets and volatility in the equity capital markets have adversely affected capital raising opportunities. If we are unable to obtain debt or equity financing in amounts sufficient to fund any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend or curtail these capital expenditures or postpone or delay potential acquisitions or other strategic transactions, which could harm our business, results of operations, and future prospects.

        Boone Pickens, our largest shareholder, holds a warrant to purchase 15,000,000 shares of our common stock at $10 per share that expires on December 28, 2011. To the extent this warrant is exercised as a whole or in part, we would receive cash proceeds. However, there can be no assurances that the warrant will be exercised as a whole or in part.

Our growth is influenced by tax and related government incentives for clean burning fuels and alternative fuel vehicles. A reduction in these incentives or the failure to pass new legislation with new incentive programs will increase the cost of natural gas fuel and vehicles for our customers and may reduce our revenue.

        Our business is influenced by tax credits, rebates and similar federal, state and local government incentives that promote the use of natural gas as a vehicle fuel in the United States. The federal income tax credit that was available to offset 50% to 80% of the incremental cost of purchasing new or converted natural gas vehicles expired on December 31, 2010. The absence of these vehicle tax credits could have a detrimental effect on the natural gas vehicle and fueling industry, including sales at our wholly owned subsidiary, BAF, and adversely affect our results of operations and financial performance. Our business plan and the ability of our business to successfully grow depends in part on the extension of the federal fuel excise tax credit for natural gas vehicle fuel, the reinstatement and extension of the federal income tax credit for the purchase of natural gas vehicles and the passage of legislation providing for additional incentives for the sale and use of natural gas vehicles. If existing federal incentives are not reinstated or extended and if new incentives are not passed, fewer natural gas vehicles will be sold and used and our revenue and financial performance will be adversely affected. Furthermore, the failure of certain federal, state or local government incentives which promote the use of natural gas as a vehicle fuel to pass into law could result in a negative perception by the market generally and a decline in the market price of our common stock. In addition, if grant funds are no longer available under existing government programs for the purchase and construction of natural gas vehicles and stations, the purchase of natural gas vehicles and station construction could slow and our business and results of operations will be adversely affected. Continued reduction in tax revenues associated with high unemployment rates, economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction, which could impair our ability to grow our business.

Automobile and engine manufacturers produce very few originally manufactured natural gas vehicles and engines for the United States and Canadian markets, which may restrict our sales.

        Limited availability of natural gas vehicles and engine sizes for heavy duty vehicles restricts their wide scale introduction and narrows our potential customer base. Original equipment manufacturers produce a small number of natural gas engines and vehicles, and they may not make adequate investments to expand their natural gas engine and vehicle product lines. For the North American market, there is only one major automobile manufacturer that makes natural gas powered passenger vehicles, and major manufacturers of medium and heavy duty vehicles produce only a narrow range and number of natural gas vehicles. The technology utilized in some of the heavy duty vehicles that run on LNG is also relatively new and has not been previously deployed or used in large numbers of vehicles. As a result, these vehicles may require servicing and further technology refinements to address performance issues that may occur as vehicles are deployed in large numbers and are operated under strenuous conditions. If potential heavy duty LNG truck purchasers are not satisfied with truck performance, or additional heavy-duty truck engine manufacturers do not enter the market for LNG engines, it may delay, impair, or eliminate the growth of our LNG fueling business, which would impair our financial performance. Further, North American car and truck manufacturers are facing significant economic challenges that may make it difficult or impossible for them to introduce new natural gas vehicles in the North American market or continue to manufacture and support the limited number of available natural gas vehicles. Due to the limited supply of natural gas vehicles, our ability to promote natural gas vehicles and our natural gas fuel sales may be restricted, even if there is demand.

Decreases in the price of oil, gasoline and diesel fuel without similar decreases in the price of natural gas may slow the growth of our business and negatively impact our financial results.

        Prices for oil, gasoline and diesel fuel have declined substantially from the high prices reached in the summer of 2008. The price of a barrel of crude oil has declined from a high of $148.35 per barrel reached on July 11, 2008 to a price of $91.38 per barrel on December 31, 2010. Average retail prices for ultra low sulfur diesel fuel in California have declined from a high of $5.03 in June 2008 to $3.47 per gallon at December 31, 2010, and average retail prices for gasoline in California have declined from a high of $4.59 per gallon in June 2008 to $3.33 per gallon at December 31, 2010. The decrease in the price of diesel and gasoline, in particular, results in reduced interest in alternative fuels such as LNG and CNG. Decreased interest in alternative fuels will slow the growth of our business. In addition, to the extent that we price our CNG and LNG fuel at a discount to these reduced diesel or gasoline prices in an effort to attract new and retain existing customers, our profit margin on fuel sales may be harmed and our financial results negatively impacted. Our retail prices for LNG fuel in California decreased from $3.70 per diesel gallon equivalent in July of 2008 to $2.50 per diesel gallon equivalent at December 31, 2010, and our retail prices for CNG fuel sold in the Los Angeles basin decreased from a high of $3.30 per gasoline gallon equivalent in July of 2008 to $2.60 per gasoline gallon equivalent at December 31, 2010. Lower fuel prices for CNG and LNG as a result of lower natural gas commodity prices also will reduce our revenues. At March 10, 2011, oil, diesel and gasoline prices have increased from their December 31, 2010 amounts, but are still below their high prices reached in 2008.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential fleet customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and limit our growth.

        Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because converting a vehicle to use natural gas adds to its base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, fleet operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil declines and the price of natural gas increases, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Recent and significant volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. In addition, any new regulations imposed on natural gas extraction in the United States, particularly on extraction of natural gas from shale formations, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas. Reduced prices for gasoline and diesel fuel, combined with higher costs for natural gas and natural gas vehicles, may cause potential customers to delay or reject converting their fleets to run on natural gas. In that event, our sales of natural gas fuel and vehicles would be slowed and our business would suffer.

The volatility of natural gas prices could adversely impact the adoption of CNG and LNG vehicle fuel and our business.

        In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through December 31, 2010, the price for natural gas, based on the NYMEX daily futures data, ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At December 31, 2010, the NYMEX index price for natural gas was $4.27 per Mcf. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we have committed to sell natural gas at a fixed price without an effective futures contract in place that fully mitigates the price risk or where we otherwise cannot pass on the increased costs to our customers. In addition, higher natural gas prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel. Conversely, lower natural gas prices reduce our revenues due to the fact that in a significant amount of our customer agreements, the commodity cost is passed through to the customer. Among the factors that can cause price fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, negative publicity surrounding drilling techniques, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent legislative efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs. Hydraulic fracturing of shale gas reservoirs has resulted in a substantial increase in the proven natural gas reserves in the United States, and any change in regulations that makes it more expensive or unprofitable to produce natural gas through hydraulic fracturing could lead to increased natural gas prices. The recent economic recession and increased domestic natural gas supplies have contributed to significant declines in the price of natural gas since the summer of 2008.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

        Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, an economic recession may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a contracting economy. For example, the Clean Trucks Program at the Ports of Los Angeles and Long Beach formerly called for the replacement of a set number of drayage trucks with "clean" trucks, but due to economic conditions and other factors, the Clean Trucks Program no longer calls for any specific number of "clean" truck replacements. In addition, many of the clean trucks that have been deployed have been clean diesel trucks which are generally less expensive than LNG trucks. There have also been recent ballot initiatives commenced in the State of California and political support for postponing or delaying California's implementation of AB 32, also known as the Global Warming Solutions Act of 2006, which is intended to reduce greenhouse gas emissions. CNG, LNG and biomethane vehicle fuel all produce fewer greenhouse gases than gasoline or diesel fuel and the delay or repeal of AB 32, and in particular California's low-carbon fuel standard, could reduce the appeal of natural gas fuel for our customers and reduce our revenue. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

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

Our global operations expose us to additional risk and uncertainties.

        We have operations in a number of countries, including the United States, Canada, China, Colombia, Bangladesh and Peru. Our global operations may be subject to risks that may limit our ability to operate our business. Our natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

  •
  political unrest, terrorism and economic or financial instability;

  •
  unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems governing economic and business activities, real property ownership and application of contract rights;

  •
  import-export regulations;

  •
  difficulties in enforcing agreements and collecting receivables;

  •
  difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

  •
  difficulties in ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

  •
  changes in labor practices, including wage inflation, labor unrest and unionization policies;

  •
  limited intellectual property protection;

  •
  longer payment cycles by international customers;

  •
  currency exchange fluctuations;

  •
  inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

  •
  potentially adverse tax consequences; and

  •
  differing employment practices and labor issues.

        We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

We may not be successful in managing or integrating IMW into our business, which could prevent us from realizing the expected benefits of the acquisition and could adversely affect our future results.

        The integration of IMW into our business presents significant challenges and risks to our business, including (i) the distraction of management from other business concerns, (ii) the retention of customers of IMW, (iii) expansion into foreign markets, (iv) the introduction of IMW's compressor and related equipment manufacturing and servicing business, which is a new product line for us, (v) achievement of appropriate internal controls over financial reporting and (vi) the monitoring of compliance with all laws and regulations. The vast majority of IMW's revenue is derived from sales in emerging markets, and IMW has not previously been required to comply with the U.S. Foreign Corruption Practices Act or any of the requirements of Sarbanes-Oxley. If we do not successfully integrate IMW into our business and maintain regulatory compliance, we may not realize the benefits expected from the acquisition and our results of operations could be materially adversely affected. If the revenue of IMW declines or grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase the growth of our business, in which case our financial condition will suffer and our stock price could decline. In addition, the operations of IMW do not have the disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required for a public company. Although we intend to implement appropriate controls and procedures as we integrate the operations of IMW, we cannot provide assurance as to the effectiveness of the disclosure controls and procedures or internal controls over financial reporting of IMW until we have fully integrated them.

A significant portion of the purchase price of IMW was allocated to goodwill and a write-off of all or part of this goodwill could adversely affect our operating results.

        Under business combination accounting standards, we allocated the total purchase price of IMW to its net tangible assets and liabilities and intangible assets based on their fair values as of the date of the acquisition and recorded the excess of the purchase price over those values as goodwill. Our estimates of the fair value of the assets and liabilities of IMW were based upon certain assumptions, including assumptions about and anticipated attainment of new business, believed to be reasonable, but which are inherently uncertain. Pursuant to the applicable accounting standards, we allocated $45.0 million of the purchase price for IMW to goodwill. Our goodwill could be impaired if developments affecting the acquired compressor manufacturing operations or the markets in which IMW produces and/or sells compressors lead us to conclude that the cash flows we expect to derive from its manufacturing operations will be substantially reduced. An impairment of all or part of our goodwill could adversely affect our results of operations and financial condition.

We may not be successful in managing or integrating our recently acquired subsidiary, Northstar, with our existing operations.

        On December 15, 2010 we acquired Northstar, a leading provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations. Our ability to realize benefits from the acquisition depends on the growth of the LNG fueling market and our ability to successfully integrate Northstar's business with our existing operations. We cannot provide any assurances that the LNG fueling market, or Northstar's business, will grow or that we will successfully manage the integration of Northstar's business with our existing operations. In addition, the Northstar operations do not have the disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required for public companies. Although we intend to implement appropriate controls and procedures as we integrate the Northstar operations, we cannot provide assurance as to the effectiveness of Northstar's disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.

Failure to comply with the terms of our Credit Agreement with PlainsCapital Bank could impair our rights in DCE and other secured property.

        In August 2008, we acquired a 70% interest in DCE, which manages a biomethane production facility at the McCommas Bluff landfill in Dallas, Texas, and holds a lease to the associated landfill gas development rights. We borrowed $18 million from PCB to fund the acquisition and obtained a $12 million line of credit from PCB to pay certain costs and expenses of the acquisition and finance capital improvements of the gas processing plant through a loan made by us to DCE. We have used $12.0 million of the line of credit from PCB, and the outstanding balance was $9.9 million as of December 31, 2010. In October 2009, we repaid the $18 million loan that we used to fund the acquisition of DCE and amended the Credit Agreement to obtain a $20 million line of credit from PCB to finance capital expenditures and working capital for our operations, and for other general business purposes. As of the date of filing of this Form 10-K for the period ending December 31, 2010, we had not borrowed any money under the $20 million line of credit. To secure our obligations under the Credit Agreement, we granted PCB a security interest in 45 of our LNG tanker trailers, certain accounts receivable and inventory, and our note receivable from, and our membership interests in, DCE. Our Credit Agreement with PCB requires that we comply with certain covenants. One of the covenants requires that we maintain accounts receivable balances from certain subsidiaries above $8 million at each quarter-end during the term. To the extent natural gas prices fall, which would result in decreased revenues, or our volumes sold decline, we could violate this covenant. Also, beginning with the quarter ended June 30, 2009, we have been required to maintain a specific minimum debt service ratio. Should our operating results not materialize as planned, we could violate this covenant. In computing our covenant compliance, we exclude the financial results and amounts of IMW. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the Credit Agreement will become immediately due and payable and $2.5 million of our funds held by PCB would be applied to the balance due on the PCB loans. We also would be unable to use the $20 million PCB line of credit if this were to occur.

The infrastructure to support gasoline and diesel consumption is vastly more developed than the infrastructure for natural gas vehicle fuels.

        Gasoline and diesel fueling stations and service infrastructure are widely available in the United States. For natural gas vehicle fuels to achieve more widespread use in the United States and Canada, they will require a promotional and educational effort and the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, as well as government and clean air groups, and we may face resistance from oil companies and other vehicle fuel companies. A prolonged economic recession or disruption in the capital markets may make it difficult or impossible to obtain financing to expand the natural gas vehicle fueling infrastructure and impair our ability to grow our business. There is no assurance natural gas will ever achieve the level of acceptance as a vehicle fuel necessary for us to expand our business significantly.

We have significant contracts with federal, state and local government entities that are subject to unique risks.

        We have existing, and will continue to seek, long-term LNG and CNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 53% of our annual revenues from 2006 through 2010. In May and June 2009, we spent $5.6 million to acquire four new CNG operation and maintenance contracts with government agencies. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition. In particular, if any of the contracts we recently acquired are terminated, we may be unable to recover our investment in acquiring the contracts. On December 31, 2010, we recorded an impairment charge of $1.5 million related to one of the contracts mentioned above when we lost the contract through a competitive bid process.

The budget deficits being experienced by many governmental entities may reduce the available funding for certain natural gas programs and services and the purchase of CNG or LNG fuel, which could reduce our revenue and impair our financial performance.

        Many governmental entities are experiencing significant budget deficits as a result of the economic recession, which has and may continue to reduce or curtail their ability to fund natural gas fuel programs, purchase natural gas vehicles or provide public transportation and services, which would harm our business. Our contracts with governmental entities constituted approximately 53% of our revenues from 2006 to 2010. Furthermore, in response to budget deficits, such governmental entities have and may continue to request or demand that we lower our price for CNG or LNG fuel. Since we compete for several of our contracts with government entities through a competitive bidding process, in order to be awarded new contracts or for the renewal of an expired contract, we may have to agree to lower prices for CNG fuel, LNG fuel and our operations and maintenance services. For example, the Metropolitan Transit System of San Diego, which represented approximately 6.0 million gallons of CNG in 2009, conducted a competitive bidding procurement and awarded the contract to a competitor on July 27, 2010. The Washington Metropolitan Area Transit Authority, which represented approximately 6.3 million gallons of CNG in 2010, also conducted a competitive bidding procurement which resulted in the award of that contract to a competitor on December 31, 2010. Government deficits, spending reductions and competitive bidding procurement processes could reduce our margins on fuel sales, lower our revenue and impair our financial performance.

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

A majority of BAF's sales of CNG vehicles are to one customer. If this customer does not continue to purchase CNG vehicles, then revenue at our wholly owned subsidiary, BAF, will decline and our financial results will be impaired.

        During 2009 and 2010, BAF derived approximately 63% and 66%, respectively, of its revenue from AT&T. AT&T is not required to purchase any CNG vehicle conversion kits under its agreement with BAF and the agreement and all purchase orders submitted by AT&T under the agreement may be cancelled by AT&T at any time for any reason. If AT&T does not continue to order and pay for CNG vehicle conversion kits produced by BAF, then BAF's sales revenue will substantially decline and our financial performance may suffer. AT&T has indicated that they may reduce or delay conversion of additional vehicles during 2011 in order to allow for a build-out of infrastructure to support fueling the vehicles. In the absence of continued sales to AT&T, BAF will experience materially reduced revenues and may require additional cash to continue its operations, which could drain our capital resources.

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

Our ability to supply LNG to new and existing customers is restricted by limited production of LNG and by our ability to acquire LNG without interruption and near our target markets.

        Production of LNG in the United States is fragmented. LNG is produced at a variety of smaller natural gas plants around the United States, as well as at larger plants. It may become difficult for us to obtain additional LNG without interruption and near our current or target markets at competitive prices. If our LNG liquefaction plants, or any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experience prolonged downtime, our LNG supply will be restricted. Currently, one of the suppliers from whom we obtain LNG has experienced unscheduled plant shut downs and has been unable to maintain minimum production levels on a consistent basis, which has caused us to incur additional costs to obtain LNG from other sources. If we are unable to supply enough of our own LNG or purchase it from third parties to meet existing customer demand, we may be liable to our customers for penalties. Our growth plans, if successful, will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to increase the market for LNG fuel including supplying LNG fuel to heavy duty truck customers. An LNG supply interruption or LNG demand that exceeds available supply will also limit our ability to expand LNG sales to new customers and could disrupt our relationship with existing customers, which would hinder our growth. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG to our customers from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

LNG supply purchase commitments may exceed demand causing our costs to increase and impacting our LNG sales margins.

        Two of our LNG supply agreements have a take or pay commitment and our California LNG liquefaction plant has a land lease and other fixed operating costs regardless of production and sales levels. The take or pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG to our own customers. For example, the LNG Sales Agreement that we entered into with DGS on October 17, 2007 has a ten year term and, provided that Plant Capacity (as defined in the LNG Sales Agreement) is available to be taken by us, the plant is not shut down by DGS and no event beyond our reasonable control prevents us from taking delivery of LNG, we are committed to purchasing at least 45,000 gallons of LNG per day. Should the market demand for LNG decline, or if we lose significant LNG customers or if demand under any existing or any future LNG supply contract does not maintain its volume levels or grow, overall operating and supply costs may increase as a percentage of revenue and negatively impact our margins.

One of our third-party LNG suppliers may cancel its supply contract with us on short notice or increase its LNG prices, which would hinder our ability to meet customer demand and increase our costs.

        Under certain circumstances, Williams Gas Processing Company ("Williams") may terminate our LNG supply contract with them on short notice. Williams may also significantly increase the price of LNG we purchase upon 24 hours' notice if their costs to produce LNG increases, and we may be required to reimburse them for certain other expenses. Our contract with Williams, which supplied 29% of the LNG we sold for the year ended December 31, 2008, 14% for the year ended December 31, 2009, and 13.2% for the year ended December 31, 2010, expires on June 30, 2011. Furthermore, there are a limited number of LNG suppliers in or near the areas where our LNG customers are located. It may be difficult to replace an LNG supplier, and we may be unable to obtain alternate suppliers at acceptable prices, in a timely manner, or at all. If significant supply interruptions occur, our ability to meet customer demand will be impaired, customers may cancel orders and we may be subject to supply interruption penalties. If we are subject to LNG price increases, our operating margins may be impaired and we may be forced to sell LNG at a loss under our LNG supply contracts.

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

Oil companies, industrial gas companies, and natural gas utilities, which have far greater resources and brand awareness than we have, may expand into the natural gas fuel market, which could harm our business and prospects.

        There are numerous potential competitors who could enter the market for CNG and LNG vehicle fuels. Many of these potential entrants, such as integrated oil companies, industrial gas companies, and natural gas utilities, have far greater resources and brand awareness than we have. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. If the use of natural gas vehicles and demand for natural gas vehicle fuel increases, these companies may find it more attractive to enter or expand their operations in the market for natural gas vehicle fuels and we may experience increased pricing pressure, reduced operating margins and fewer expansion opportunities.

If we do not have effective futures contracts in place, increases in natural gas prices may cause us to lose money.

        From 2005 to 2008, we sold and delivered approximately 30% of our total gasoline gallon equivalents of CNG and LNG under contracts that provided a fixed price or a price cap to our customers over terms typically ranging from one to three years, and in some cases up to five years. At any given time, however, the market price of natural gas may rise and our obligations to sell fuel under fixed price contracts may be at prices lower than our fuel purchase price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition. Commencing with the adoption of our revised natural gas hedging policy in February 2007, our policy has been to purchase futures contracts to hedge our exposure to natural gas price variability related to our fixed price contracts. Such contracts, however, may not be available or we may not have sufficient financial resources to secure such contracts. In addition, under our hedging policy, we may reduce or remove futures contracts we have in place related to these contracts if such disposition is approved in advance by our board of directors and derivative committee. If we are not economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers' contracts. As of December 31, 2010, we were economically hedged with respect to our fixed price contracts with our customers.

Our futures contracts may not be as effective as we intend.

        Our purchase of futures contracts can result in substantial losses under various circumstances, including if we do not accurately estimate the volume requirements under our fixed price customer contracts when determining the volumes included in the futures contracts we purchase, or we elect to purchase a futures contract in connection with a bid proposal and ultimately we are not awarded the entire contract or our customer does not fully perform its obligations under the awarded contract. We also could incur significant losses if a counterparty does not perform its obligations under the applicable futures arrangement, the futures arrangement is economically imperfect or ineffective, or our futures policies and procedures are not properly followed or do not work as planned. Furthermore, we cannot be assured that the steps we take to monitor our futures activities will detect and prevent violations of our risk management policies and procedures.

A decline in the value of our futures contracts may result in margin calls that would adversely impact our liquidity.

        We are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Payments we make to satisfy margin calls will reduce our cash reserves, adversely impact our liquidity and may also adversely impact our ability to expand our business. Moreover, if we are unable to satisfy the margin calls related to our futures contracts, our broker may sell these contracts to restore the margin requirement at a substantial loss to us. As of December 31, 2010, we had $6.5 million on deposit related to our futures contracts.

If our futures contracts do not qualify for hedge accounting, our net income (loss) and stockholders' equity will fluctuate more significantly from quarter to quarter based on fluctuations in the market value of our futures contracts.

        We account for our futures activities under the relevant derivative accounting guidance, which requires us to value our futures contracts at fair market value in our financial statements. Prior to June 2008, our futures contracts did not qualify for hedge accounting, and therefore we have recorded any changes in the fair market value of these contracts directly in our consolidated statements of operations in the line item "derivative (gains) losses" along with any realized gains or losses during the period. Currently, we attempt to qualify all of our futures contracts for hedge accounting under the relevant derivative accounting guidance, but there can be no assurances that we will be successful in doing so. At December 31, 2010, all of our futures contracts qualified for hedge accounting. To the extent that all or some of our futures contracts do not qualify for hedge accounting, we could incur significant increases and decreases in our net income (loss) and stockholders' equity in the future based on fluctuations in the market value of our futures contracts from quarter to quarter. We had no derivative gains or losses related to our natural gas futures contracts for the years ended December 31, 2009 and 2010. Any negative fluctuations may cause our stock price to decline due to our failure to meet or exceed the expectations of securities analysts or investors.

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

        Our operations to date have been concentrated in California and Arizona. For the years ended December 31, 2008, 2009 and 2010, sales in California accounted for 44%, 49% and 49% respectively, and sales in Arizona accounted for 14%, 10% and 9%, respectively, of the total amount of gallons we delivered. A decline in the economy in these areas could slow the rate of adoption of natural gas vehicles, reduce fuel consumption or reduce the availability of government grants, any of which could negatively affect our growth.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

        We loan to certain qualifying customers a portion of, and occasionally up to 100%, of the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. Some of these risks include: most of the equipment financed consists of vehicles, which are mobile and easily damaged, lost or stolen, there is a risk the borrower may default on payments, we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. Any disruption in the credit markets may further reduce the amount of capital available to us and an economic recession or continued high unemployment rates may increase the rate of default by borrowers, leading to an increase in losses on our loan portfolio. As of December 31, 2010, we had $3.5 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

        We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of remedial requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities, which accounted for approximately 53% of our yearly revenues from 2006 through 2010.

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

We may not be successful in developing or expanding our biomethane, or renewable natural gas, business.

        In November, 2010, we announced that we have entered into an agreement to develop a pipeline quality biomethane project at a Republic Services owned landfill outside of Detroit, Michigan. We are also in the process of expanding our operations at our biomethane production facility at the McCommas Bluff landfill outside of Dallas, Texas. Biomethane production represents a new area of investment and operations for us, and we may not be successful in developing these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality biomethane, or renewable natural gas, have often failed due to the volatile prices of conventional natural gas, unpredictable biomethane production levels and technological difficulties and costs associated with operating the production facilities. Our ability to succeed in expanding our McCommas Bluff project and developing our project in Michigan depends on our ability to successfully manage the construction and operation of biomethane production facilities and our ability to sell and market the biomethane at substantial premiums to recent conventional natural gas prices. If we are unsuccessful in managing the construction and operation of our biomethane production facilities, our business and financial results would be materially and adversely affected. In the absence of state and federal programs that support premium prices for renewable natural gas, we will be unable to generate profit and financial return from these investments, and our financial results could be materially and adversely affected.

Operational issues, permitting and other factors at DCE's landfill gas processing facility may adversely affect both DCE's ability to supply biomethane and our operating results.

        In August 2008, we acquired our 70% interest in DCE. In April 2009, DCE entered into a 15-year gas sale agreement with Shell Energy North America (US) L.P. ("Shell") for the sale to Shell of specified levels of biomethane produced by DCE's landfill gas processing facility. There is, however, no guarantee that DCE will be able to produce or sell up to the maximum volumes called for under the agreement. DCE's ability to produce such volumes of biomethane depends on a number of factors beyond DCE's control, including, but not limited to, the availability and composition of the landfill gas that is collected, successful permitting, the operation of the landfill by the City of Dallas and the reliability of the processing facility's critical equipment. The DCE facility is subject to periods of reduced production or non-production due to upgrades, maintenance, repairs and other factors. For example, as part of an operational upgrade in March 2009, the facility was shut down for approximately one month. Also, on June 12, 2009, the facility was taken offline for repairs that were completed on July 2, 2009 and the facility was taken offline for upgrades from September 20, 2010 until September 25, 2010. Severe winter weather in Texas resulted in power outages and broken equipment in February 2011, resulting in a week of down time and an extended period during which the plant operated at half capacity. Future operational upgrades, including planned expansion of the plant, or complications in the operations of the facility could require additional shutdowns during 2011, and accordingly, DCE's revenues may fluctuate from quarter to quarter.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

        Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $5.4 million, $3.2 million, $12.1 million, $23.7 million, $6.5 million, $6.4 million, $18.5 million, $1.9 million, $24.4 million, $(9.9) million, $1.8 million, and $(13.8) million for the three months ended March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, construction cost overruns, downtime at our facilities (including any shutdowns of DCE's landfill gas processing facility), the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our outstanding Series I warrants or natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

The future price of our common stock or the offering price of our common stock in future offerings could result in a reduction of the exercise price of our Series I warrants and result in dilution of our common stock.

        We issued Series I warrants to purchase up to 3,314,394 shares of our common stock in connection with our registered direct offering completed in November 2008. 2,130,682 of these Series I warrants remain outstanding as of December 31, 2010. These warrants contain provisions that require an adjustment in the exercise price of the Series I warrants in the event that we price any offering of common stock at a price below the current exercise price, which is $12.68 per share.

Sales of outstanding shares of our stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

        If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2010, 69,610,098 shares of our common stock were outstanding. The 11,500,000 shares sold in our initial public offering, the 4,419,192 shares of common stock and the 2,130,682 shares of common stock subject to outstanding warrants sold in our registered direct offering that closed on November 3, 2008, the 9,430,000 shares of our common stock sold in our common stock offering that closed July 1, 2009 and the 3,450,000 shares of our common stock sold in our common stock offering that closed November 11, 2010 are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates.

        In addition, upon the closing of our acquisition of IMW, we issued 4,017,408 shares of our common stock, which are registered for immediate resale. We issued an additional 601,926 shares to the IMW shareholder in January 2011. IMW's shareholder had sold 1,908,468 shares of our common stock as of December 31, 2010.

        Shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. All other outstanding shares of common stock may be sold under Rule 144 under the Securities Act, subject to applicable restrictions.

        In addition, as of December 31, 2010, there were 10,433,551 shares underlying outstanding options and 17,130,682 shares underlying outstanding warrants (including the 2,130,682 Series I warrant shares sold in our registered direct offering which closed on November 3, 2008). All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144, or have been registered under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

        Further, as of December 31, 2010, 16,539,720 shares of our stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the selling plan are achieved. As of December 31, 2010, 1,851,765 shares in the aggregate were subject to future sale by our named executive officers and directors under these selling plans. All sales of common stock under the plans will be reported through appropriate filings with the SEC.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

        As of December 31, 2010, Boone Pickens and affiliates (including Madeleine Pickens, his wife) owned in the aggregate 28% of our outstanding shares of common stock and beneficially owned in the aggregate approximately 41% of the outstanding shares of our common stock, inclusive of the 15,000,000 shares underlying a warrant held by Mr. Pickens. As a result, Mr. Pickens will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Item 1B.    Unresolved Staff Comments.

        We have not received written comments from the SEC staff more than 180 days before the end of our 2010 fiscal year.

Item 2.    Properties.

        Our corporate headquarters are located at 3020 Old Ranch Parkway, Suite 400, Seal Beach, CA 90740, where we occupy approximately 30,000 square feet. Our office lease expires on January 31, 2015. We believe our existing facilities are adequate for our current and near term operating needs.

        The BAF Technologies Inc. headquarters is located in Dallas, TX, where they occupy approximately 82,000 square feet. The lease expires April 30, 2012.

        We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres on which the plant is situated, along with approximately 34 acres surrounding the plant.

        We own an LNG liquefaction plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a ground lease for the 36 acres on which this plant is situated. The lease is for an initial term of 30 years, beginning on the date that the plant commences full operations, and requires annual base rent payments of $230,000 per year, plus up to $130,000 per year for each 30,000,000 gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We began paying rent on December 1, 2008. For 2010, we recorded rent expense of approximately $1.5 million, which included royalty payments to the landlord for each gallon of LNG produced at the facility as well as for certain other services that the landlord provided.

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

        We lease a manufacturing facility in Chilliwack, British Columbia where we occupy approximately 50,000 square feet. The facility lease expires in January 2018. We also lease a warehouse location in Chilliwack, British Columbia consisting of approximately 15,000 square feet that expires in October 2011.

        We also lease two facilities in Taicang, China where we occupy approximately 32,000 square feet and 31,000 square feet. These leases expire in August 2012 and December 2013, respectively. We also lease an office in Shanghai, China where we occupy approximately 7,000 square feet. This lease expires in December 2012.

        In Bangladesh, we occupy five office and warehouse spaces in various locations totaling approximately 7,000 square feet in the aggregate. The lease terms expire between January 2012 and July 2013.

        We also occupy several smaller locations in Colombia, with leased space totaling approximately 19,000 square feet in the aggregate. The leases expire at various dates through January 2012.

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

Item 4.    (Removed and Reserved)

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

	Sales Prices
	High	Low
Fiscal Year 2009
First Quarter 2009	$7.61	$4.62
Second Quarter 2009	$10.25	$5.89
Third Quarter 2009	$15.18	$7.81
Fourth Quarter 2009	$16.57	$10.95
Fiscal Year 2010
First Quarter 2010	$23.70	$15.15
Second Quarter 2010	$23.65	$13.48
Third Quarter 2010	$19.36	$13.95
Fourth Quarter 2010	$15.80	$13.14

Holders

        There were approximately 63 stockholders of record as of March 7, 2011. We believe there are approximately 52,679 stockholders of our common stock held in street name.

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

        The following graph shows a comparison from May 25, 2007 (the date our common stock commenced trading on The Nasdaq Global Market) through December 31, 2010 of the cumulative total return for our common stock, the Nasdaq Global Market Index, and the Russell 2000 Growth Index. We chose to include the Russell 2000 Growth Index as a comparable index due to the lack of a comparable industry index or peer group. We are the only actively traded public company whose only line of business is to sell natural gas and the associated equipment and services necessary to use natural gas as a vehicle fuel. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Global Market Index and the Russell 2000 Growth Index assumes reinvestment of dividends.

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

        The consolidated statements of operations data for the years ended December 31, 2008, 2009, and 2010 and the consolidated balance sheet data at December 31, 2009, and 2010, are derived from our audited consolidated financial statements in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006, 2007, and 2008 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

(In thousands, except share data)

	Year Ended December 31,
	2006	2007	2008	2009	2010
Statement of Operations Data:
Total Revenues(1)	$91,547	$117,716	$125,867	$131,503	$211,834
Operating expenses:
Costs of sales	74,048	85,660	98,768	82,921	141,889
Derivative (gains) losses(2):
Futures contracts	78,995	—	611	—	—
Series I warrant valuation	—	—	—	17,367	(10,278)
Loss on extinguishment of derivative liability	2,142	—	—	—	—
Selling, general and administrative(3)	20,860	35,934	62,416	47,509	63,258
Depreciation and amortization	5,765	7,108	9,624	16,992	22,487

Total operating expenses:	181,810	128,702	171,419	164,789	217,356

Operating income (loss)	(90,263)	(10,986)	(45,552)	(33,286)	(5,522)
Interest income (expense), net	746	3,506	1,630	(32)	(1,194)
Other (expense), net	(255)	(192)	(168)	(310)	2,080
Equity in gains (losses) of equity method investee	—	—	(188)	244	427

Income (loss) before income taxes	(89,772)	(7,672)	(44,278)	(33,384)	(4,209)
Income tax (expense) benefit	12,271	(1,222)	(290)	(304)	1,436

Net income	(77,501)	(8,894)	(44,568)	(33,688)	(2,773)
Minority interest in net income	—	—	105	439	257

Net loss attributable to Clean Energy Fuels Corp	$(77,501)	$(8,894)	$(44,463)	$(33,249)	$(2,516)

Basic and diluted loss per share	$(2.45)	$(0.22)	$(0.98)	$(0.60)	$(0.04)

Weighted average common share outstanding:
Basic and diluted	31,676,399	40,258,440	45,367,991	55,021,961	62,549,311

(1)
Revenues include the following amounts:

	Year Ended December 31,
	2006	2007	2008	2009	2010
Fuel tax credits (VETC)	$3,810	$17,046	$17,197	$15,535	$16,042

(2)
2006 amount includes $78.7 million of losses on certain derivative contracts. The contracts were assumed by our largest stockholder, Boone Pickens, on December 28, 2006.

(3)
2008 amount includes $18.6 million of expenses to support Proposition 10 on the California ballot in November 2008. 2010 amount includes $2.2 million of impairment charges.

	December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Cash and cash equivalents	$937	$67,938	$36,284	$67,087	$55,194
Restricted cash	—	—	2,500	2,500	2,500
Short-term investments	—	12,480	—	—	—
Working capital	44,811	119,481	47,338	78,799	65,070
Total assets	136,933	249,025	290,374	355,799	583,499
Long-term debt, inclusive of current portion	282	225	25,084	12,221	64,416
Stockholders' equity	122,916	230,932	233,777	277,189	413,287

	Year Ended December 31,
	2008	2009	2010
Key Operating Data:
Gasoline gallon equivalents delivered (in millions):
CNG	47.6	67.9	81.4
Biomethane	2.0	6.4	7.4
LNG	23.9	26.7	33.9

Total	73.5	101.0	122.7

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

        We provide natural gas solutions for vehicle fleets primarily in the United States and Canada. Our primary business activity is selling CNG and LNG vehicle fuel to our customers. We also build, operate and maintain fueling stations, manufacture and service advanced natural gas fueling compressors, and related equipment, process and sell renewable biomethane and provide natural gas vehicle conversions. Our customers include fleet operators in a variety of markets, such as public transit, refuse hauling, airports, taxis and regional trucking. In April 2008, we opened our first CNG station in Lima, Peru, through our joint venture, Clean Energy del Peru. In August 2008, we acquired 70% of the outstanding membership interests of DCE. DCE owns a facility that collects, processes and sells renewable biomethane at the McCommas Bluff landfill in Dallas, Texas. On October 1, 2009, we acquired 100% of BAF Technologies, Inc. ("BAF"), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, we completed the purchase of IMW, a company that manufactures and services advanced, non-lubricated natural gas fueling compressor and related equipment. On December 15, 2010, we acquired Northstar, who provides design, engineering, construction and maintenance services for LNG and LCNG fueling stations.

Overview

        This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

        Sources of revenue.    We generate the vast majority of our revenue from selling CNG and LNG and providing operations and maintenance services to our customers. The balance of our revenue is provided by designing and constructing natural gas fueling stations, financing our customers' natural gas vehicle purchases, sales of pipeline quality biomethane produced by our DCE joint venture, sales of natural gas vehicles through our wholly owned subsidiary BAF, and commencing on September 7, 2010, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW. In addition, on December 15, 2010, we began generating revenue from LNG and LCNG fueling station design, engineering, construction and maintenance services through Northstar.

        Key operating data.    In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide operating and maintenance ("O&M") services but do not directly sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru, plus (iv) our proportionate share of the gasoline gallon equivalents of biomethane produced and sold as pipeline quality natural gas by DCE), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss). The following table, which you should read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-K, presents our key operating data for the years ended December 31, 2008, 2009, and 2010:

Gasoline gallon equivalents delivered

	Year Ended December 31,
(in millions)	2008	2009	2010
CNG	47.6	67.9	81.4
Biomethane	2.0	6.4	7.4
LNG	23.9	26.7	33.9

Total	73.5	101.0	122.7

Operating data
Gross margin	$27,099	$48,582	$69,945
Net loss	(44,463)	(33,249)	(2,516)

        Key trends in 2008, 2009 and 2010.    According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 26% during the period January 1, 2008 through December 31, 2010. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets.

        The number of fueling stations we served grew from 147 at December 31, 2004 to 224 at December 31, 2010 (a 52.4% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG and LNG gasoline gallon equivalents we delivered from 2005 to 2010 increased by 116%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during these periods. Our cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers.

        During the last half of 2009 and the twelve months of 2010, we also experienced reduced margins in certain markets, particularly in the municipal transit and refuse sector. The reduction in margins is primarily a result of increased competition and sales agreements with larger entities that have greater pricing leverage. Also, in many cases, our agreements with our customers, including governmental agencies, are subject to a competitive bidding process and we may be required to reduce our prices to maintain our contracts as they come up for bid. We also have significant contracts with government entities that are experiencing large budget deficits and these customers have and may continue to demand price reductions for our services. In addition, in May and June of 2009, we acquired four compressed natural gas operations and maintenance services contracts with municipal transit agencies and in 2010 we won two contracts with a transit agency in California that have significant volume but smaller margins than we typically generate on our fuel sales. As a result, the overall average margin on our fuel sales across our business decreased during these periods.

        We believe that our margins on fuel sales will improve in the future to the extent we are successful in increasing our retail CNG and LNG fueling operations, which is where we earn our highest margin, relative to our lower margin operations, such as municipal transit. If we are unsuccessful in growing our retail CNG and LNG fueling operations, we may experience reduced margins. We may also lose contracts with governmental customers if we are unwilling or unable to reduce our prices or lose in the competitive bidding process, which would reduce our volumes. For example, MTS of San Diego, which represented approximately 6.0 million gasoline gallon equivalents of our CNG volume in 2009, conducted a competitive bidding procurement and awarded the contract to a competitor beginning July 27, 2010. The Washington Metropolitan Area Transit Authority, which represented approximately 6.3 million gallons of CNG in 2010, also conducted a competitive bidding procurement which resulted in the award of the contract to a competitor on December 31, 2010. We will need to increase our business with non-government entities to replace volumes lost in competitive bid procurements when we are not successful in retaining the contracts.

        During 2010, prices for oil, gasoline, diesel fuel and natural gas generally increased. Oil increased from a low of $72.89 per barrel on January 30, 2010 to a price of $91.38 per barrel on December 31, 2010. In California, average retail prices for gasoline have increased from a low of $2.97 per gallon in February 2010 to $3.33 per gallon at December 31, 2010, and average retail prices for diesel fuel have increased from a low of $2.90 per diesel gallon in February 2010 to $3.47 per diesel gallon at December 31, 2010. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price fuel at a discount to gasoline or diesel. During this time period, the price for natural gas remained fairly consistent. The NYMEX price for natural gas ranged from a low of $3.29 per MMbtu in November 2010 to $4.27 per MMbtu at December 31, 2010. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.50 for the month of January 2010 to $2.60 for the month of December 2010.

        Recent developments.    On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of IMW. IMW manufactures and services advanced natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Columbia and the United States. We believe the acquisition of IMW will enable us to participate in the growth of natural gas vehicle fueling overseas, as well as in North America, and enable us to offer our customers a wider variety of natural gas vehicle fueling solutions.

        On December 15, 2010, we acquired Northstar under a stock purchase agreement. Northstar is a leading provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations.

        On February 17, 2011, we invested an additional $1.6 million in the Vehicle Production Group, LLC. At March 10, 2011, we have invested $12.0 million in VPG.

        On February 25, 2011 (the "Closing Date"), we paid $1.2 million for a 19.9% interest in ServoTech Engineering, Inc. ("ServoTech"), a company who provides design and engineering services for natural gas fueling systems among other services. We also have an option to purchase the remaining 81.1% of ServoTech for $2.8 million over the 15 month period following the Closing Date.

        Anticipated future trends.    We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel, and more stringent emissions requirements will continue to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in part on the growth in U.S. natural gas production. A 2008 Navigant Consulting, Inc. study indicates that as a result of new unconventional gas shale discoveries from 22 basins in the U.S., maximum estimates of total recoverable domestic reserves from producers have increased to equal 118 years of U.S. production at 2007 production levels. The study indicated a mean level of reserves equal to 88 years of supply at 2007 production levels. According to the report, shale gas production growth from only the major six shale resources in the U.S., plus the Marcellus shale, could become 27 billion cubic feet per day and as high as 39 billion cubic feet per day by 2015. Navigant has also indicated that development of the shale resources base has resulted in a substantial surplus of natural gas compared to demand of as much as 11 billion cubic feet per day. These current surplus levels are 18% of annual average historical U.S. consumption levels of approximately 20 Tcf per year; providing sufficient gas supply to meet the requirements of all existing markets and to meet new market requirements. Based on analyst reports, we believe that there is a significant worldwide supply of natural gas relative to crude oil as well. According to the 2010 BP Statistical Review of World Energy, on a global basis, the ratio of proven natural gas reserves to 2009 natural gas production was 37% greater than the ratio of proven crude oil reserves to 2009 crude oil production. This analysis suggests significantly greater long term availability of natural gas than crude oil based on current consumption.

        We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our recent acquisitions of IMW and Northstar, we are now a fully integrated provider of advanced compression technology, station-building and fueling. We have built natural gas fueling stations, and plan to build additional natural gas fueling stations, that will provide LNG to fleet vehicles at the Ports of Los Angeles and Long Beach and for other regional corridors throughout the United States. We also anticipate expanding our sales of CNG and LNG in the other markets in which we operate, including regional trucking, refuse hauling, airports and public transits. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network or LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or biomethane production business that may require us to raise additional capital. Additionally, we have and will continue to increase our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

        Continuing high unemployment rates and reduced economic activity may reduce our opportunities to attract new fleet customers. Many governmental entities, which represented approximately 53% of our revenues from 2006 through 2010, are experiencing significant budget deficits as a result of the economic recession and have been, and may continue to be, unable to invest in new natural gas vehicles for their transit or refuse fleets or may be compelled to reduce public transportation and services, or the prices they pay for these services, which would negatively affect our business.

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

        Our business plan calls for approximately $80.7 million in capital expenditures in 2011, primarily related to construction of new fueling stations. We may also elect to invest additional amounts in expansion of our California LNG plant, expansion of our DCE landfill gas processing plant, or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. We will need to raise additional capital as necessary to fund any expansion of our California LNG plant or DCE landfill gas plant, acquisitions or other capital expenditures or investments that we cannot fund through available cash, our line of credit from PCB, or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant or DCE gas processing plant and potential merger or acquisition activity. For more information, see "Liquidity and Capital Resources" below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, expand our California LNG plant or DCE gas processing plant, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and reduce our ability to grow our business and generate increased revenues.

        Business risks and uncertainties.    Our business and prospects are exposed to numerous risks and uncertainties. For more information, see "Risk Factors" in Part I, Item 1A.

Operations

        We generate revenues principally by selling CNG and LNG and providing O&M services to our vehicle fleet customers. For the year ended December 31, 2010, CNG and biomethane (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate material revenues through sales of biomethane produced by our joint venture subsidiary DCE, sales of natural gas vehicles by our wholly owned subsidiary BAF, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW (since September 7, 2010), and commencing on December 15, 2010, sales of LNG and LCNG fueling station design, construction and O&M services through Northstar. Substantially all of our operating and maintenance revenues are generated from CNG stations, as owners of LNG stations tend to operate and maintain their own stations. Substantially all of our station sale and leasing revenues have been generated from CNG stations.

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

LNG Sales

        We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell LNG to customers at our five public LNG stations and for non-vehicle use. During 2010, we procured 28% of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. For LNG that we purchase from third parties, we may enter into "take or pay" contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 58 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also provided price caps to certain customers on the index component of their index-plus pricing arrangement for certain contracts we entered into on or prior to December 31, 2006. Effective January 1, 2007, we ceased offering price-cap contracts to our customers, but we will continue to perform our obligations under price-cap contracts we entered into before January 1, 2007. We will continue to offer fixed price contracts as appropriate and consistent with our natural gas hedging policy adopted in May 2008. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied.

Government Incentives

        From October 1, 2006 through December 31, 2010, we received a federal fuel tax credit ("VETC") of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers were able to claim the credit. We recorded these tax credits as revenues in our consolidated statements of operations as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them. The program providing for the VETC expires on December 31, 2011.

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

        On December 15, 2010, we completed the purchase of Northstar, an entity that provides design, engineering, construction and maintenance services for LNG and LCNG fueling stations. Since the December 15, 2010 acquisition date, Northstar contributed approximately $0.7 million to our revenue.

Vehicle Acquisition and Finance

        In 2006, we commenced offering vehicle finance services for some of our customers' purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100%, of the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through December 31, 2010, we have not generated significant revenue from vehicle finance activities.

Landfill Gas

        In August 2008, we acquired 70% of the outstanding membership interests of DCE for a purchase price of $19.6 million including transaction costs. DCE owns a facility that collects, processes and sells biomethane from the McCommas Bluff landfill located in Dallas, Texas. From the acquisition date through December 31, 2008, and for the years ended December 31, 2009 and 2010, DCE generated approximately $1.8 million, $7.9 million and $11.3 million, respectively, in revenue from sales of biomethane, all of which is included in our consolidated statements of operations.

        On April 3, 2009, DCE entered into a fifteen year gas sale agreement with Shell Energy North America (US), L.P. ("Shell") for the sale by DCE to Shell of biomethane produced by DCE's landfill gas processing facility.

        DCE retains the right to reserve from the gas sale agreement up to 500 MMBtus per day of biomethane for sale as a vehicle fuel. To the extent that DCE produces volumes of biomethane in excess of the volumes sold under the agreement with Shell, DCE will either attempt to sell such volumes at then-prevailing market prices or seek to enter into another gas sale agreement in the future. There is no guarantee that DCE will produce or be able to sell up to the maximum volumes called for under the agreement, and DCE's ability to produce such volumes of biomethane is dependent on a number of factors beyond DCE's control including, but not limited to, the availability and composition of the landfill gas that is collected, the impact on DCE's operations of the operation of the landfill by the City of Dallas and the reliability of the processing plant's critical equipment. The processing equipment is currently being expanded and upgraded, which may result in significant down time to complete the work, which consequently may reduce DCE's sales of biomethane during the expansion and upgrade work. The expansion and upgrade work is anticipated to continue into the first half of 2012.

        The sale price for the gas under the agreement with Shell is fixed. The sale price for the gas represents a substantial premium to the current prevailing prices for natural gas at March 8, 2011.

        The gas sale agreement is terminable by either party on thirty days' written notice if the California Energy Commission makes a written determination or adopts a ruling or regulation after the date of the agreement that the biomethane sold under the agreement will, from the date of such ruling or regulation, no longer qualify as a California Renewable Portfolio Standard eligible fuel. In addition, Shell has the right to terminate the agreement upon thirty days' written notice if the volumes of biomethane produced and delivered, calculated monthly on a rolling two-year average, are less than an annual average of 630,720 MMBtu per year (or 2,083 MMBtu per day).

Vehicle Conversions

        On October 1, 2009, we purchased all of the outstanding shares of BAF. Founded in 1992, BAF provides natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF's vehicle conversions include taxis, limousines, vans, pick-up trucks and shuttle buses. BAF utilizes advanced natural gas system integration technology and has certified NGVs under both EPA and CARB standards achieving Super Ultra Low Emission Vehicle emissions. We generate revenues through the sale of natural gas vehicles that have been converted to run on natural gas by BAF. The majority of BAF's revenue during 2010 was derived from sales of converted natural gas service vans to AT&T and Verizon. During the fourth quarter of 2009 and for the year ended December 31, 2010, BAF contributed approximately $6.9 million and $42.3 million, respectively, to our revenue.

Natural Gas Fueling Compressors

        On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Columbia and the United States. Since the September 7, 2010 acquisition date, IMW contributed approximately $17.8 million to our revenue.

Volatility of Earnings and Cash Flows

        Our earnings and cash flows historically have fluctuated significantly from period to period based on our futures activities, as all of our futures contracts entered into prior to June 30, 2008 have not qualified for hedge accounting under the relevant derivative accounting guidance. We have therefore recorded any changes in the fair market value of these contracts that did not qualify for hedge accounting directly in our statements of operations in the line item derivative (gains) losses along with any realized gains or losses generated during the period. For example, we experienced derivative loss of $0.3 million in the year ended December 31, 2008. Subsequent to June 30, 2008, our futures contracts did qualify for hedge accounting, so we had no derivative gains or losses in the years ended December 31, 2009 and 2010 related to our futures contracts. In accordance with our natural gas hedging policy, we plan to structure all subsequent futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See "Risk Management Activities" below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

        Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At December 31, 2010, we had $6.5 million on deposit in margin accounts, which are included in prepaid expenses and other current assets and notes receivable and other long-term assets on the balance sheet.

        The decrease in the value of our futures positions and any required margin deposits on our futures contracts that are in a loss position could significantly impact our financial condition in the future.

Volatility of Earnings Related to Series I Warrants

        Beginning January 1, 2009, under Financial Accounting Standards Board ("FASB") authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We recognized a loss (gain) of $17.4 million and ($10.3) million related to recording the fair market value changes of our Series I warrants in the years ended December 31, 2009 and December 31, 2010, respectively. See note 9 to our consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially impacted by future gains or losses we are required to take as a result of valuing our Series I warrants. On November 10, 2010, 1,183,712 of the Series I warrants were exercised and are no longer outstanding.

Volatility of Earnings Related to Contingent Consideration

        Under recent business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and IMW in our financial statements through the contingency period, which expires December 31, 2011 for BAF and March 31, 2014 for IMW.

        If the anticipated results of BAF or IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former BAF and IMW shareholders. To record the change in value of the BAF contingent consideration, we recognized losses of $0.3 million and $0.2 million during the quarters ended March 31, 2010 and June 30, 2010, respectively, and we recognized a gain of $0.5 million during the quarter ended September 30, 2010. There was no change during the quarter ended December 31, 2010. Subsequent to September 7, 2010, the closing date of the acquisition of IMW, we determined that no adjustment was required to the value of the contingent consideration owed to the former IMW shareholder during the quarter ended September 30, 2010, and we recognized a gain of $1.2 million during the quarter ended December 31, 2010 related to this obligation. Our earnings or loss per share may be materially impacted by future gains or losses we are required to take as a result of changes in the contingent consideration amount.

Debt Compliance

        Our credit agreement with PCB ("Credit Agreement") requires us to comply with certain covenants. We may not incur indebtedness or liens except as permitted by the Credit Agreement, or declare or pay dividends. We must maintain, on a quarterly basis, minimum liquidity of not less than $6.0 million, accounts receivable balances, as defined, of not less than $8.0 million, consolidated net worth, as defined, of not less than $150.0 million, and a debt to equity ratio, as defined, of not more than 0.3 to 1.0. Beginning in the quarter ended June 30, 2009, we must also maintain a debt service ratio, as defined, of not less than 1.5 to 1.0 at each quarter end. In computing these amounts, we exclude the financial results and amounts of IMW. Effective in the fourth quarter of 2008, we established a lock-box arrangement with PCB subject to the Credit Agreement. Funds received from our customers are remitted to the lock-box and then deposited to a PCB bank account. The remitted funds are not used to pay-down the balance of the Credit Agreement unless there is an event of default on the Credit Agreement. One of the events of default is the occurrence of a "material adverse change," which is a subjective acceleration clause. Based on the relevant accounting guidance, we have classified our debt pursuant to the Credit Agreement as short-term or long-term, as appropriate, and we believe the likelihood of an event of default is more than remote but not more likely than not. If we default on the Credit Agreement, all of the obligations under the Credit Agreement will become immediately due and payable and all funds received in our lockbox held by PCB, plus $2.5 million we have deposited with PCB in a payment reserve account, will be applied to the balance due on the Credit Agreement. To the extent natural gas prices continue to fall, our volumes decline or our operating results do not materialize as planned, we could violate our covenants in the future. In the event we violate our covenants, we would seek a waiver from the bank. We were in compliance with all of our covenants at December 31, 2010.

        Pursuant to the recent acquisition of IMW, our credit agreement with HSBC also requires that IMW complies with certain financial covenants as detailed in note 7 of our consolidated financial statements contained elsewhere herein. Among those financial covenants are that IMW shall not permit 1) its ratio of debt to tangible net worth to be greater than 3.25 to 1.0 until December 31, 2010 and greater than 3.00 to 1.0 on and after January 1, 2011, 2) its tangible net worth to at anytime be below CAD$3.0 million and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1.0 until December 31, 2010 and less than 1.25 to 1.0 on and after January 1, 2011. Should IMW's operating results not materialize as planned, we could violate these covenants. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of December 31, 2010.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP"). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities as of the date of the financial statements.

On a periodic basis, we evaluate our estimates, including those related to revenue recognition, asset realization, accounts receivable reserves, notes receivable reserves, warranty reserves, derivative values, income taxes, and the fair value of equity instruments granted as stock-based compensation. We use historical experience, market quotes, and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Goodwill and Long-lived Assets

        We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. More than one component can be combined in to one reporting unit assuming certain aggregation criteria are met.

        To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. To date, we have had no impairments of goodwill.

        We test tangible and intangible long-lived assets with definite useful lives for impairment whenever circumstances or events may affect the recoverability of the long-lived assets. The evaluation is primarily dependent on the estimated future cash flows of the assets and the fair value of these items, as determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considered internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment both by management and outside experts engaged to assist in this process.

        The impairment test for long-lived assets is a two step process. The first step is to assess if events or changes in circumstances have affected the recoverability of long-lived assets. If management believes that recoverability has been affected, then step two requires management to calculate the undiscounted future cash flow related to the asset or asset group and to compare the cash flow to the carrying value of the asset or asset group. If the undiscounted future cash flows exceed the carrying value, then there is no impairment.

        During the fourth quarter of 2010, we recorded an impairment charge of $1.5 million related to an operating and maintenance contract we lost in a competitive bid to a competitor. In addition, during the fourth quarter of 2010, our subsidiary, DCE, expensed approximately $0.7 million of costs related to equipment that was replaced as part of its expansion of the McCommas Bluff landfill in Dallas, Texas.

Warranty Reserves

        Our warranty periods range up to thirty-six months, depending on the product or service. We provide a warranty reserve for estimated product warranty costs at the time the net sales are recognized. Although we engage in quality programs and processes, our warranty obligation is affected by product failure rates and the cost of the failed product. We continuously monitor and analyze warranty claims and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of repair vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

Natural Gas Derivative Activities

        FASB authoritative guidance for our derivative instruments, specifically our natural gas futures contracts, requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value to the extent they qualify for hedge accounting. For those contracts that do not qualify for hedge accounting, we record the changes in the fair value of the derivatives directly to our consolidated statements of operations. For those contracts that do qualify for hedge accounting, we record the changes in the fair value in our consolidated balance sheet as a component of stockholders' equity. We determine the fair value of our derivatives at the end of each reporting period based on quoted market prices from the NYMEX discounted to reflect the time value of money for contracts related to future periods.

        The counter-party to our derivative transactions is a high credit quality counterparty, however, we are subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments. We manage this credit risk by minimizing the number and size of its derivative contracts and by actively monitoring the creditworthiness of our counterparties. We record valuation adjustments against the derivative assets to reflect counterparty risk, if necessary. The counterparty is also exposed to credit risk by us, which requires us to provide cash deposits as collateral when our contracts are in a liability position in the aggregate.

Revenue Recognition

        We recognize revenue on our gas sales and for our O&M services in accordance with US GAAP, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Applying these factors, we typically recognize revenue from the sale of natural gas at the time fuel is dispensed or, in the case of LNG sales agreements, delivered to our customers' storage facilities. We recognize revenue from O&M agreements as we provide the related services.

        In certain transactions with our customers, we agree to provide multiple products or services, including construction of and either leasing or sale of a station, providing O&M to the station, and sale of fuel to the customer. We evaluate the separability of revenues based on current FASB authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements. Prior to 2010, to the extent we had adequate objective evidence of the values of the separate elements indentified as part of a contract, we allocated the revenue from the contract on a relative fair value basis at the inception of the arrangement. During 2008 and 2009, we did not have objective evidence for our multi-element arrangements, which generally resulted in the deferral of revenue until the future services are performed. However, in 2010, we elected to apply newly issued FASB authoritative guidance that allows us to use a combination of objective and reliable evidence to develop management's best estimate of the fair value of the undelivered element. If the arrangement contains a lease, we use the existing evidence of fair value to separate the lease from the other elements in the arrangement.

        We recognize revenue related to our leasing activities in accordance with current FASB authoritative guidance. Our existing station leases are sales-type leases, giving rise to profit at the delivery of the leased station. Unearned revenue is amortized into income over the life of the lease using the effective-interest method. For those arrangements, we recognize gas sales and O&M service revenues as earned from the customer on a volume-delivered basis.

        We typically recognize revenue on long-term fueling station construction projects where we sell the station to the customer using the completed-contract method. However, for IMW and Northstar, we use the percentage-of-completion method of accounting. In those circumstances, revenue is recognized as work on a contract progresses, based on cost incurred in relation to total estimated costs to be incurred for that project.

        We recognize revenue on biomethane sales and vehicle sales when we transfer title of the gas or vehicle to our customer.

Stock-Based Compensation

        We recognize compensation expense related to stock options granted to employees based on the grant date fair value. Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions, including: the expected volatility of our common stock price, expected dividends, if any, expected life of the stock option, and the risk free interest rate appropriate for the expected holding period.

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

        We operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been given to such issues, it is possible that the ultimate resolution of such issues could be significantly different than originally estimated.

Recently Issued Accounting Pronouncements

        See Note 1 to our consolidated financial statements contained elsewhere herein.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

        Revenue.    Revenue increased by $80.3 million to $211.8 million in the year ended December 31, 2010, from $131.5 million in the year ended December 31, 2009. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 101.0 million gasoline gallon equivalents to 122.7 million gasoline gallon equivalents. The increase in volume was primarily from an increase in CNG sales of 13.5 million gallons. The acquisition of four compressed natural gas operations and maintenance services contracts in May and June of 2009, four new refuse customers, two new transit customers, and one regional trucking customer together accounted for 11.3 million gallons of the CNG volume increase. The volume growth from our existing public, refuse and transit customers, combined with the volume growth from our share of our joint venture in Peru, contributed to the remaining CNG volume increase. We also experienced an increase of 7.2 million gallons in LNG volume between periods, which was primarily due to the volume growth of 2.3 million gallons from our existing transit and refuse customers, combined with a 3.8 million gallon increase from our port trucking customers. We also had a LNG volume increase of 1.0 million gallons from two new refuse customers. We had an increase in biomethane sales (our 70% share of the biomethane sales at DCE) of 1.0 million gallons. Revenue also increased between periods by $35.4 million from sales of natural gas conversion equipment and vehicles by BAF, which we acquired on October 1, 2009. Our acquisitions of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $17.8 million and $0.7 million, respectively, to our increased revenue between periods. We also experienced a $5.6 million increase, excluding Northstar, in station construction revenues between periods. Revenue attributable to VETC also increased between periods as we recorded $16.0 million of revenue related to fuel tax credits in 2010, compared to $15.5 million in 2009. These increases were offset by the decrease in our effective price per gallon charged between periods. Our effective price per gallon was $0.99 for the year ended December 31, 2010, which represents a $0.01 per gallon decrease from $1.00 in the year ended December 31, 2009. This decrease is primarily due to the acquisition of certain O&M agreements in 2009 and 2010 that generate less revenue per gallon than contracts where we supply the natural gas commodity.

        Cost of sales.    Cost of sales increased by $59.0 million to $141.9 million in the year ended December 31, 2010, from $82.9 million in the year ended December 31, 2009. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers together with $25.4 million of increased costs related to BAF's vehicle equipment sales, which we began to recognize on October 1, 2009 when we acquired the company. Our acquisition of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $14.0 million and $0.5 million, respectively, to our increased cost of sales between periods. We also experienced a $4.4 million increase in station construction costs between periods. These increases were offset by the decrease in our effective cost per gallon of $0.01 per gallon, to $0.70 per gallon during 2010. This decrease was primarily the result of certain O&M contracts that we acquired in 2009 and 2010 that are included in our volume totals but do not increase our cost of sales amount significantly as we do not pay for the natural gas consumed at the properties.

        Selling, general and administrative.    Selling, general and administrative expenses increased by $15.8 million to $63.3 million in the year ended December 31, 2010, from $47.5 million in the year ended December 31, 2009. A significant portion of this increase was the result of our salaries and benefits amount increasing by $7.2 million between periods as we increased our employee headcount from 229 at December 31, 2009 to 710 (including the addition of 420, 70 and 23 IMW, BAF and

Northstar employees, respectively) at December 31, 2010. We also experienced a $3.8 million increase in business insurance, contract labor, software/hardware maintenance, training/seminars and office supplies related to our continued business growth and our acquisitions of IMW and Northstar in 2010. Our travel and entertainment expenses increased $1.9 million between periods, primarily due to the increased travel of our sales team. In addition, our professional fees increased $1.8 million between periods, primarily for legal, audit and consulting services related to the acquisitions of IMW and Northstar. 2009 includes a reversal of a bad debt for $1.3 million that did not recur in 2010. Our marketing expenses increased $1.1 million between periods primarily due to certain advertising we conducted related to the Ports of Los Angeles and Long Beach and the refuse sector. During the fourth quarter of 2010, we recorded an impairment charge of $1.5 million related to an intangible asset as one of the contracts we acquired in 2009 was lost through a competitive bidding process, and $0.7 million at our DCE subsidiary related to equipment that was replaced as part of their expansion of the McCommas Bluff landfill in Dallas, Texas. Offsetting these increases was a decrease of $2.2 million between periods related to our stock-based compensation expense and a decrease of $1.2 million during the fourth quarter of 2010 related to a decrease in the IMW contingent consideration liability.

        Depreciation and amortization.    Depreciation and amortization increased by $5.5 million to $22.5 million in the year ended December 31, 2010, from $17.0 million in the year ended December 31, 2009. This increase was primarily due to additional depreciation expense in the year ended December 31, 2010 related to increased property and equipment balances between periods, primarily related to our expanded station network. Our 2010 amortization expense includes increased amortization of the intangible assets we obtained in connection with our acquisition of the operation and maintenance contracts we acquired during the second quarter of 2009, BAF in the fourth quarter of 2009, IMW in the third quarter of 2010, and Northstar in the fourth quarter of 2010.

        Derivative (gain) loss on Series I warrant valuation.    Derivative (gain) loss decreased by $27.7 million to a gain of $10.3 million in the year ended December 31, 2010, from a loss of $17.4 million in the year ended December 31, 2009. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants (see note 9 to our consolidated financial statements contained elsewhere herein) during the periods.

        Interest income (expense), net.    Interest income (expense), net, increased by $1.2 million from $0 to $1.2 million of expense for the year ended December 31, 2010. This increase was primarily the result of an increase in interest expense in the year ended December 31, 2010 related to debt we incurred related to the acquisition of IMW.

        Other income (expense), net.    Other income (expense), net, increased by $2.4 million to $2.1 million of income for the year ended December 31, 2010, from a loss of $0.3 million for the year ended December 31, 2009. This increase was primarily due to the impact of foreign currency exchange gains at IMW.

        Income (loss) from equity method investment.    During 2010, we recorded equity income of $0.4 million related to our 49% interest in our Peruvian joint venture, and in 2009, we recorded a gain of $0.2 million related to our interest.

        Loss (income) of noncontrolling interest.    During the year ended December 31, 2010, we recorded $0.3 million for the noncontrolling interest in the net loss of DCE, compared to $0.4 million for the noncontrolling interest in the net loss of DCE in the year ended December 31, 2009. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Liquidity and Capital Resources

        Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. In May 2007, we completed our initial public offering of 10,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $108.5 million, after deducting underwriting discounts, commissions and offering expenses. On August 15, 2008, in connection with our acquisition of 70% of the membership interests of DCE, we entered into a credit agreement with PCB pursuant to which we borrowed $18.0 million under a term loan and an additional $12.0 million under a line of credit (see note 7 to the accompanying consolidated financial statements). On September 24, 2008, we sold 319,488 shares of our common stock at a price of $15.65 per share to Boone Pickens Interests, Ltd. for proceeds of approximately $5.0 million. On November 3, 2008, we sold 4,419,192 units of common stock and warrants for $7.92 per unit and we raised net proceeds of approximately $32.5 million after deducting offering costs. On July 1, 2009, we sold 9,430,000 shares of our common stock to third party investors and received net proceeds of $73.2 million. On November 11, 2010, we sold 3,450,000 shares of our common stock, primarily to third party investors, and received net proceeds of $42.6 million. Additionally, on November 10, 2010, we entered into an amendment with one of the holders of the Series I warrants pursuant to which the expiration date of such warrant for the purchase of 1,183,712 shares of common stock was changed to November 10, 2010 and the warrants were exercised on this date. Proceeds, net of offering costs from the exercise of the Series I warrants, totaled $11.8 million. On October 7, 2009, we repaid the $18.0 million term loan with PCB and simultaneously amended the Credit Agreement to obtain a $20 million line of credit ("LOC") from PCB. The $20 million LOC expires August 14, 2011, but we have a one year renewal option we can exercise as long as we are not in default on the PCB debt facilities. As of December 31, 2010, we have not drawn any loan amounts under the LOC and we had an outstanding balance of $9.9 million on our Facility B Loan. As of December 31, 2010, IMW had an outstanding balance of $4.6 million under the IMW Lines of Credit and a balance of $44.6 million under the IMW Notes.

        In addition to funding operations, our principal uses of cash have been, and are expected to be, the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in biomethane production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative initiatives and for working capital for our expansion. We have also acquired and may continue to seek to acquire and invest in companies or assets in the natural gas and biomethane fueling infrastructure, services and production industries. On December 15, 2010, the Company acquired 100% of the equity interests of Northstar. The purchase price primarily consisted of a closing cash payment in the amount of $7.4 million. The remaining consideration consisted of annual future payments in the amount of $0.7 million, commencing on the first anniversary of the closing date and ending on the fifth anniversary of the closing date. The Company has also committed to pay up to $4.0 million in retention bonuses to certain key employees commencing on the first anniversary of the closing and ending on the fourth anniversary of the closing date. We financed our operations in 2010 primarily through cash on hand and cash provided by financing activities.

        At December 31, 2010, we had total cash and cash equivalents of $55.2 million, compared to $67.1 million at December 31, 2009.

        Cash used in operating activities was $4.0 million for 2010, compared to $13.3 million of cash provided by operating activities in 2009. Our operating cash flow, before working capital changes, increased between periods, mostly due to the improved operating results at BAF in 2010. Offsetting this increase was a decrease in our working capital amounts between periods, primarily caused by an increase in receivable balances between periods. The biggest increase between periods related to our fuel tax credit receivable, which increased $15.0 million from 2009 to 2010. We anticipate receiving approximately $16.0 million of our tax credit receivables in the second quarter of 2011.

        Cash used in investing activities was $68.7 million for 2010, compared to $43.4 million for 2009. Our purchases of property and equipment were $50.5 million during 2010, compared to $30.5 million in 2009. In 2009, we acquired four compressed natural gas operations and maintenance service contracts and BAF for $10.4 million. In 2010, we paid $20.5 million related to our acquisitions of IMW and

Northstar. We made an additional investment in the Vehicle Production Group, LLC ("VPG"), a company developing a CNG taxi and a paratransit vehicle, during 2009 of $5.6 million, compared to $0.4 million for the same period in 2010.

        Cash provided by financing activities for 2010 was $62.6 million, compared to $60.9 million for 2009. In 2009, we received net proceeds of $73.8 million from the issuance of common stock and the exercise of stock options. In 2010, we received net proceeds of $53.6 million from the issuance of common stock and the exercise of stock options. Also in 2010, we received net proceeds of $11.5 million related to the exercise of 1,183,712 Series I warrants. In 2009, we drew $7.2 million from PCB to fund capital expenditures related to DCE's landfill plant upgrade and paid back $20.0 million of capital lease obligations and debt instruments during the year. In 2010, we drew $12.7 million and paid $14.3 million under IMW's revolving line of credit. We also made payments of $1.1 million on our capital lease obligations and debt instruments during the year.

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

Capital Expenditures

        Our business plan calls for approximately $80.7 million in capital expenditures in 2011, primarily related to construction of new fueling stations. We may also elect to invest additional amounts in expansion of our California LNG plant, expansion of our DCE landfill gas processing plant, construction of a Michigan landfill gas processing plant, or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. We will need to raise additional capital as necessary to fund any expansion of our California LNG plant or DCE landfill gas plant, acquisitions or other capital expenditures or investments that we cannot fund through available cash, our line of credit from PCB, the potential exercise of a warrant for 15,000,000 shares of our common stock at an exercise price of $10 per share held by Boone Pickens that expires in December 2011, or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant or DCE gas processing plant and potential merger or acquisition activity. For more information, see "Liquidity and Capital Resources" below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, expand our California LNG plant or DCE gas processing plant, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and reduce the ability of our business to grow and generate increased revenues.

        Our credit agreement with PCB requires that we comply with certain covenants, as detailed in footnote 7 of our consolidated financial statements contained elsewhere herein. One of the covenants requires that we maintain accounts receivable balances from certain subsidiaries above $8.0 million at each quarter-end during the term. To the extent natural gas prices fall, which would result in decreased revenues, or our volumes sold decline, we could violate this covenant. Also, beginning with the quarter ending June 30, 2009, we are required to maintain a debt service ratio, as defined, of 1.5 to 1. Should our operating results not materialize as planned, we could violate this covenant. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement will become immediately due and payable and $2.5 million of our funds held by PCB would be applied to the balance due on the PCB loans. We also would be unable to use the $20 million PCB line of credit if this were to occur. We were in compliance with all of the covenants as of December 31, 2010.

Contractual Obligations

        The following represents the scheduled maturities of our contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and capital lease obligations(a)	$68,365,430	$23,240,427	$34,202,616	$10,922,387	$—
Operating lease commitments(b)	22,808,211	3,165,571	6,111,567	6,014,285	7,516,788
"Take or pay" LNG purchase contracts(c)	21,896,738	4,055,925	6,116,850	6,116,850	5,607,113
Construction contracts(d)	17,901,945	17,901,945	—	—	—

Total	$130,972,324	$48,363,868	$46,431,033	$23,053,522	$13,123,901

(a)
Consists of long-term debt and capital lease obligations to finance acquisitions and equipment purchases, including interest.

(b)
Consists of various space and ground leases for our California LNG plant, offices and fueling stations as well as leases for equipment.

(c)
The amounts in the table represent our estimates for our fixed LNG purchase commitments under two "take-or-pay" contracts.

(d)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2010, and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements

        At December 31, 2010, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition.

  •
  outstanding surety bonds for construction contracts and general corporate purposes totaling $34.6 million,

  •
  two take-or-pay contracts for the purchase of LNG,

  •
  operating leases where we are the lessee,

  •
  operating leases where we are the lessor and owner of the equipment, and

  •
  firm commitments to sell CNG and LNG at fixed prices.

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

        We have entered into two contracts that require us to purchase minimum volumes of LNG. One contract expires in June 2011 and the other contract expires in October 2017.

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

        We are also the lessor in various leases with our customers, whereby our customers lease certain stations and equipment that we own.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, commodity price risk and foreign currency exchange rates.

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

        Natural gas costs represented 42% (or 44% excluding BAF) of our cost of sales for 2009 and 30% (or 33% excluding BAF, IMW and Northstar) of our cost of sales for 2010. Prices for natural gas over the eleven-year period from December 31, 1999 through December 31, 2010, based on the NYMEX daily futures data, have ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At December 31, 2010, the NYMEX index price of natural gas was $4.27 per Mcf.

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

        We account for these futures contracts in accordance with FASB authoritative guidance on derivatives. The accounting under this guidance for changes in the fair value of a derivative depends upon whether it has been specified in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation maintained.

        The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to market conditions. In an effort to mitigate the volatility in our earnings related to futures activities our board of directors adopted a revised natural gas hedging policy which restricts our ability to purchase natural gas futures contracts and offer fixed price sales contracts to our customers. We plan to structure prospective futures contracts so that they will be accounted for as cash flow hedges under this guidance, but we cannot be certain they will qualify. For more information, please read "—Risk Management Activities" above.

        We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we hold as of December 31, 2010 to hedge the fixed price component of certain supply contracts. If the price of natural gas were to fluctuate (increase or decrease) by 10% from the price quoted on NYMEX on December 31, 2010 ($4.27 per Mcf), we could expect a corresponding fluctuation in the value of the contracts of approximately $0.9 million.

        Foreign exchange rate risk.    Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries' functional currency do impact earnings and resulted in approximately $1.9 million of gains in 2010. During 2010 our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar that were not hedged.

        We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of December 31, 2010, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $4.9 million.

Quarterly Results of Operations

        The following table sets forth the Company's quarterly consolidated statements of operations data for the eight quarters ended December 31, 2010. The information for each quarter is unaudited and the Company has prepared them on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with the Company's consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The results of operations for any one quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (Unaudited)
(In thousands, except share data)

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue:
Product revenues	$28,382	$24,828	$26,291	$37,134
Service revenues	1,866	3,042	4,891	5,069

Total revenues	30,248	27,870	31,182	42,203
Operating expenses:
Cost of sales:
Product cost of sales	21,252	15,165	16,369	23,980
Service cost of sales	392	1,040	2,389	2,334
Derivative (gains) losses:
Series I warrant valuation	177	2,210	15,422	(442)
Selling, general and administrative	11,566	11,591	10,492	13,860
Depreciation and amortization	3,617	4,123	4,517	4,735

Total operating expenses	37,004	34,129	49,189	44,467

Operating loss	(6,756)	(6,259)	(18,007)	(2,264)
Interest income (expense), net	(33)	(60)	(276)	337
Other income (expense), net	(40)	(146)	(108)	(16)
Income (loss) from equity method investments	17	36	78	113

Loss before income taxes	(6,812)	(6,429)	(18,313)	(1,830)
Income tax expense	(68)	(73)	(68)	(95)

Net loss	(6,880)	(6,502)	(18,381)	(1,925)
Loss (income) of noncontrolling interest	386	125	(80)	8

Net loss attributable to Clean Energy Fuels Corp.	$(6,494)	$(6,377)	$(18,461)	$(1,917)

Basic earnings (loss) per share	$(0.13)	$(0.13)	$(0.31)	$(0.03)

Fully diluted earnings (loss) per share	$(0.13)	$(0.13)	$(0.31)	$(0.03)

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue:
Product revenues	$34,273	$39,434	$40,975	$75,154
Service revenues	4,716	4,601	4,679	8,002

Total revenues	38,989	44,035	45,654	83,156
Operating expenses:
Cost of sales:
Product cost of sales	25,496	28,692	31,190	47,533
Service cost of sales	2,063	1,923	2,319	2,673
Derivative (gains) losses:
Series I warrant valuation	18,605	(16,615)	(7,866)	(4,402)
Selling, general and administrative	13,649	14,878	15,855	18,876
Depreciation and amortization	4,991	5,070	5,507	6,919

Total operating expenses	64,804	33,948	47,005	71,599

Operating income (loss)	(25,815)	10,087	(1,351)	11,557
Interest income (expense), net	109	(22)	(70)	(1,211)
Other income (expense), net	43	(39)	(309)	2,385
Income from equity method investments	77	29	96	225

Income (loss) before income taxes	(25,586)	10,055	(1,634)	12,956
Income tax (expense) benefit	1,203	(77)	(290)	600

Net income (loss)	(24,383)	9,978	(1,924)	13,556
Loss (income) of noncontrolling interest	16	(83)	94	230

Net income (loss) attributable to Clean Energy Fuels Corp.	$(24,367)	$9,895	$(1,830)	$13,786

Basic earnings (loss) per share	$(0.41)	$0.16	$(0.03)	$0.21

Fully diluted earnings (loss) per share	$(0.41)	$0.14	$(0.03)	$0.18

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clean Energy Fuels Corp.:

        We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Fuels Corp. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Clean Energy Fuels Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IMW Industries, Ltd. and Northstar (formerly Wyoming Northstar Incorporated, Southstar LLC, and M&S Rental LLC), which constituted 8.4% and 0.3% of total revenues during the year ended December 31, 2010, and 21.0% and 3.0% of total assets as of December 31, 2010, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IMW Industries, Ltd. and Northstar.

        Effective January 1, 2009, the Company changed its method of accounting for business combinations, and effective January 1, 2010, the Company changed its method of accounting for revenue recognition on transactions with multiple deliverables.

/s/ KPMG LLP

Los Angeles, California
March 10, 2011

Clean Energy Fuels Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$67,087	$55,194
Restricted cash	2,500	2,500
Accounts receivable, net of allowance for doubtful accounts of $898 and $702 as of December 31, 2009 and December 31, 2010, respectively	16,340	45,645
Other receivables	8,862	27,280
Inventory, net	6,217	20,483
Prepaid expenses and other current assets	7,394	10,959

Total current assets	108,400	162,061
Land, property and equipment, net	172,183	211,643
Notes receivable and other long-term assets	8,186	15,059
Investments in other entities	10,537	10,748
Goodwill	21,572	71,814
Intangible assets, net of accumulated amortization	34,921	112,174

Total assets	$355,799	$583,499

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,439	$22,712
Accounts payable	14,775	28,635
Accrued liabilities	9,696	28,137
Deferred revenue	2,691	17,507

Total current liabilities	29,601	96,991
Long-term debt and capital lease obligations, less current portion	9,782	41,704
Other long-term liabilities	36,040	28,588

Total liabilities	75,423	167,283
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 59,840,151 shares and 69,610,098 shares at December 31, 2009 and December 31, 2010, respectively	6	7
Additional paid-in capital	424,581	569,202
Accumulated deficit	(149,410)	(151,926)
Accumulated other comprehensive income (loss)	2,012	(3,996)

Total Clean Energy Fuels Corp. stockholders' equity.	277,189	413,287
Noncontrolling interest in subsidiary	3,187	2,929

Total stockholders' equity	280,376	416,216

Total liabilities and stockholders' equity	$355,799	$583,499

See accompanying notes to consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2008	2009	2010
Revenue:
Product revenues	$120,161	$116,635	$189,836
Service revenues	5,706	14,868	21,998

Total revenue	125,867	131,503	211,834
Operating expenses:
Cost of sales:
Product cost of sales	97,015	76,766	132,911
Service cost of sales	1,753	6,155	8,978
Derivative losses (gains):
Futures contracts	611	—	—
Series I warrant valuation	—	17,367	(10,278)
Selling, general and administrative	62,416	47,509	63,258
Depreciation and amortization	9,624	16,992	22,487

Total operating expenses	171,419	164,789	217,356

Operating loss	(45,552)	(33,286)	(5,522)
Interest income (expense), net	1,630	(32)	(1,194)
Other income (expense), net	(168)	(310)	2,080
Income (loss) from equity method investments	(188)	244	427

Loss before income taxes	(44,278)	(33,384)	(4,209)
Income tax (expense) benefit	(290)	(304)	1,436

Net loss	(44,568)	(33,688)	(2,773)
Loss of noncontrolling interest	105	439	257

Net loss attributable to Clean Energy Fuels Corp.	$(44,463)	$(33,249)	$(2,516)

Loss per share:
Basic and diluted	$(0.98)	$(0.60)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	45,367,991	55,021,961	62,549,311

See accompanying notes to consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Common stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2007	44,274,375	$4	$297,867	$(69,086)	$2,148	$—	$230,933
Issuance of common stock upon exercise of options	87,414	—	351	—	—	—	351
Issuance of common stock in exchange for services	2,984	—	30	—	—	—	30
Issuance of common stock to Boone Pickens	319,488	—	4,999	—	—	—	4,999
Issuance of common stock in Unit offering, net of offering costs (see note 9)	4,419,192	1	19,072	—	—	—	19,073
Issuance of Series I warrant, net of offering costs (see note 9)	—	—	9,762	—	—	—	9,762
Issuance of Series II warrants, net of offering costs (see note 9)	—	—	3,651	—	—	—	3,651
Cashless exercise of Series II warrants (see note 9)	1,134,759	—	—	—	—	—	—
Acquisition of noncontrolling interest in DCE	—	—	—	—	—	3,625	3,625
Stock-based compensation	—	—	10,735	—	—	—	10,735
Net loss	—	—	—	(44,463)	—	—	(44,463)	$(44,463)
Unrealized loss on futures contracts	—	—	—	—	(654)	—	(654)	(654)
Foreign currency translation adjustment	—	—	—	—	(640)	—	(640)	(640)

Balance, December 31, 2008	50,238,212	5	346,467	(113,549)	854	3,625	237,402	(45,757)

Issuance of common stock upon exercise of options	171,939	—	588	—	—	—	588
Issuance of common stock, net of offering costs (see note 9)	9,430,000	1	73,217	—	—	—	73,218
Adoption of FASB ASC 815, Series I warrants	—	—	(9,762)	(2,612)	—	—	(12,374)
Stock-based compensation	—	—	14,071	—	—	—	14,071
Net loss	—	—	—	(33,249)	—	(439)	(33,688)	(33,688)
Unrealized gain on futures contracts	—	—	—	—	814	—	814	814
Foreign currency translation adjustment	—	—	—	—	345	—	345	345

Balance, December 31, 2009	59,840,151	6	424,581	(149,410)	2,013	3,186	280,376	(32,529)

Issuance of common stock upon exercise of options	1,118,827	—	11,049	—	—	—	11,049
Issuance of common stock, net of offering costs (see note 9)	3,450,000	—	42,562	—	—	—	42,562
Issuance of common stock upon exercise of Series I warrants	1,183,712	—	17,152	—	—	—	17,152
Issuance of common stock upon business combinations	4,017,408	1	61,938	—	—	—	61,939
Stock-based compensation	—	—	11,920	—	—	—	11,920
Net loss	—	—	—	(2,516)	—	(257)	(2,773)	(2,773)
Unrealized loss on futures contracts	—	—	—	—	(4,231)	—	(4,231)	(4,231)
Foreign currency translation adjustment	—	—	—	—	(1,778)	—	(1,778)	(1,778)

Balance, December 31, 2010	69,610,098	$7	$569,202	$(151,926)	$(3,996)	$2,929	$416,216	$(8,782)

See accompanying notes to consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net loss	$(44,568)	$(33,688)	$(2,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,624	16,992	22,487
Asset impairments	—	—	2,248
Provision for doubtful accounts and notes	529	(783)	264
Loss on disposal of assets	171	423	181
Derivative (gain) loss	—	17,367	(10,278)
Stock-based compensation expense	10,736	14,071	11,920
Common stock issued in exchange for services	30	—	—
Accretion of notes payable	—	—	1,118
Change in contingent consideration for acquisitions	—	—	(1,184)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	11,224	(2,656)	(35,718)
Inventory	(707)	109	(4,882)
Margin deposits on futures contracts	(1,114)	(2,118)	(3,706)
Return (deposits) on LNG trucks	9,318	5,752	285
Prepaid expenses and other assets	(3,401)	(1,298)	(860)
Accounts payable	445	925	999
Accrued expenses and other	5,637	(1,826)	15,863

Net cash provided by (used in) operating activities	(2,076)	13,270	(4,036)
Cash flows from investing activities:
Purchases of property and equipment	(78,032)	(30,499)	(50,534)
Proceeds from sale of property and equipment	386	60	282
Proceeds from sale of loans receivable	—	3,026	2,418
Purchases of short-term investments	(45,230)	—	—
Maturity or sales of short-term investments	57,710	—	—
Initial note issuance to DCE	(714)	—	—
Acquisitions, net of cash acquired	(19,275)	(10,362)	(20,473)
Investments in other entities	(4,616)	(5,634)	(427)
Restricted cash	(2,500)	—	—

Net cash used in investing activities	(92,271)	(43,409)	(68,734)
Cash flows from financing activities:
Proceeds from Unit offering (see note 9)	32,484	—	—
Proceeds from exercise of Series I warrants	—	—	11,537
Proceeds from issuance of common stock and exercise of stock options	5,351	73,805	53,611
Proceeds from capital lease obligations and debt instruments	25,239	7,160	200
Proceeds from revolving line of credit	—	—	12,665
Repayment of borrowing under revolving line of credit	—	—	(14,348)
Repayment of capital lease obligations and debt instruments	(380)	(20,023)	(1,050)

Net cash provided by financing activities	62,694	60,942	62,615
Effect of exchange rates on cash and cash equivalents	—	—	(1,738)

Net increase (decrease) in cash	(31,653)	30,803	(11,893)
Cash, beginning of year	67,937	36,284	67,087

Cash, end of year	$36,284	$67,087	$55,194

Supplemental disclosure of cash flow information:
Income taxes paid	$149	$334	$222

Interest paid, net of $493, $539, and $434 capitalized, respectively	$449	$1,078	$2,251

See accompanying notes to consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

The Company

        Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as "Clean Energy" or the "Company"), is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada. Beginning September 7, 2010 through its acquisition of I.M.W. Industries, Ltd. ("IMW"), the Company began selling certain equipment and services internationally. Clean Energy was incorporated in April 2001. In June 2001, the Company acquired certain assets and interests of Pickens Fuel Corp. (a private company owned by Boone Pickens) and BCG eFuels, Inc. (owned by Terasen, Inc. ("Terasen") (formerly BC Gas, Inc.)), and Westport Innovations Inc. ("Westport Innovations") of Vancouver, British Columbia. For accounting purposes, BCG eFuels, Inc. was deemed the acquiring entity in the formation of the Company and was accounted for on a carryover cost basis. On December 31, 2002, the Company acquired all the outstanding membership interests of Blue Energy & Technologies, L.L.C. ("Blue Energy").

        Clean Energy has a broad customer base in a variety of markets, including public transit, refuse, airports, and regional trucking. At December 31, 2010, Clean Energy operated, maintained or supplied 224 natural gas fueling locations in Arizona, California, Colorado, District of Columbia, Florida, Georgia, Idaho, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Rhode Island, Texas, Virginia, Washington, and Wyoming within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through operation and maintenance ("O&M") agreements with certain customers, through building and selling or leasing natural gas fueling stations to its customers, and through financing its customers' vehicle purchases. In April 2008, the Company opened its first compressed natural gas ("CNG") station in Lima, Peru through the Company's joint venture, Clean Energy del Peru. In August 2008, the Company acquired 70% of the outstanding membership interests of Dallas Clean Energy, LLC ("DCE"). DCE owns a facility that collects, processes and sells renewable biomethane collected from a landfill in Dallas, Texas. On October 1, 2009, the Company acquired 100% of BAF Technologies, Inc. ("BAF"), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, the Company acquired 100% of IMW, a company engaged in the manufacturing and servicing of natural gas fueling compressors and related equipment. On December 15, 2010, the Company acquired 100% of Wyoming Northstar Incorporated, Southstar, LLC, and M&S Rental LLC (collectively "Northstar"), a provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations.

Principles of Consolidation

        The consolidated financial statements include the financial statements of Clean Energy and its majority or wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Current economic conditions may require the use of additional estimates and these estimates may be subject to a greater degree of uncertainty as a result of the uncertain economy.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts and other receivables, notes receivable, accounts payable, accrued liabilities, capital lease obligations and notes payable approximate fair value.

Inventories

        Inventories are stated at the lower of cost or market on a first-in, first out basis. Management's estimate of market includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

        Inventories consisted of the following as of December 31, 2009 and 2010:

	2009	2010
Raw materials and spare parts	$6,217	$17,634
Work in process	—	1,196
Finished goods	—	1,653

Total	$6,217	$20,483

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are twenty years for LNG liquefaction plant assets, ten years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $384, $325, and $831 for the years ended December 31, 2008, 2009 and 2010, respectively.

Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

        During the fourth quarter of 2010, the Company's majority-owned subsidiary, DCE, recorded an impairment charge of $717 related to equipment that was replaced as part of its expansion of the McCommas Bluff landfill in Dallas, Texas.

Goodwill and Intangible Assets

        Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized. Instead, they are tested for impairment at least annually in accordance with Financial Accounting Standards Board ("FASB") authoritative guidance. When assessing fair value, the Company looks at its projected future cash flows and its market capitalization for its respective operations. To the extent the Company's projected future cash flows do not materialize as planned or its market capitalization goes down, the Company could be forced to take an impairment charge in future periods.

        Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

        During the fourth quarter of 2010, as a result of losing a competitive bid to a customer, the Company recorded an impairment charge of $1,531 related to an intangible asset.

        The Company's intangible assets as of December 31, 2009 and 2010 were as follows:

	2009	2010
Technology	$22,671	$77,071
Customer relationships	9,100	21,590
Acquired contracts	5,896	13,075
Trademark and tradenames	700	7,400
Non-compete agreements	66	2,126

Total	$38,433	$121,262

        Amortization expense for intangible assets was $535, $2,247, and $5,915 for the years ended December 31, 2008, 2009 and 2010, respectively. Accumulated amortization as of December 31, 2009 and 2010 was $3,512 and $9,088, respectively. Estimated amortization expense for the five years succeeding the year ended December 31, 2010 is approximately $9,754, $8,903, $8,766, $8,246, and $8,246, respectively.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

Warranty Liability

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following tables:

	December 31, 2009	December 31, 2010
Warranty liability at beginning of year	$—	$1,136
Assumed liability through acquisitions	989	691
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	222	782
Service obligations honored	(75)	(271)

Warranty liability at end of year	$1,136	$2,338

Asset Retirement Obligations

        The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred or becomes reasonably estimable and if there is a legal obligation to restore or remediate the property at the end of the asset life or at the end of the lease term. All of the Company's fueling and storage equipment is located above-ground. The liability amounts are based upon future retirement cost estimates and incorporate many assumptions such as the costs to restore the property, future inflation rates, and the adjusted risk free rate of interest. When the liability is initially recorded, the Company capitalizes the cost by increasing the related property and equipment balance. Over time, the liability is increased and expense is recognized for the change in present value, and the initial capitalized cost is depreciated over the useful life of the asset.

        The following table summarizes the activity of the asset retirement obligation, of which $835 and $939 is included in other long-term liabilities, with the remaining current portion included in accrued liabilities, as of December 31, 2009 and 2010, respectively:

	2009	2010
Beginning balance	$489	$918
Liabilities incurred	393	183
Liabilities settled	(4)	(23)
Accretion expense	40	50

Ending balance	$918	$1,128

Revenue Recognition

        The Company recognizes revenue on gas sales and O&M services in accordance with US GAAP, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (iii) the price is fixed

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

or determinable; and (iv) collectability is reasonably assured. Applying these factors, the Company typically recognizes revenue from the sale of natural gas at the time fuel is dispensed or, in the case of LNG sales agreements, delivered to the customers' storage facilities. The Company recognizes revenue from O&M agreements as the related services are provided.

        In certain transactions with Clean Energy customers, the Company agrees to provide multiple products or services, including construction of and either leasing or sale of a station, providing O&M to the station, and sale of fuel to the customer. The Company evaluates the separability of revenues based on FASB authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements. Prior to 2010, to the extent the Company had objective evidence of the values of the separate elements indentified as part of a contract, the Company allocated the revenue from the contract on a relative fair value basis at the inception of the arrangement. During 2008 and 2009, the Company did not have sufficient objective evidence for its multiple-element arrangements, which generally resulted in the deferral of revenue until the future services are performed. However, in 2010, the Company elected to apply newly issued FASB authoritative guidance that allows it to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the undelivered element. If the arrangement contains a lease, the Company uses the existing evidence of fair value to separate the lease from the other elements in the arrangement.

        The Company recognizes revenue related to its leasing activities in accordance with FASB authoritative guidance. The Company's existing station leases are sales-type leases, giving rise to profit at the delivery of the leased station. Unearned revenue is amortized into income over the life of the lease using the effective-interest method. For those arrangements, Clean Energy recognizes gas sales and O&M service revenues as earned from the customer on a volume-delivered basis.

        The Company typically recognizes revenue on long-term fueling station construction projects where it sells the station to the customer using the completed-contract method. However, IMW and Northstar use the percentage-of-completion method of accounting because the projects are small and the Company has been able to demonstrate that it can reasonably estimate costs to complete. In those circumstances, revenue is recognized as work on a contract progresses, based on costs incurred in relation to total estimated costs to be incurred for a project.

        The Company recognizes revenue on biomethane sales and vehicle sales when it transfers title of the gas or vehicle to our customer.

Volumetric Excise Tax Credits ("VETC")

        The Company records its VETC credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the years ended December 31, 2008, 2009 and 2010, were $17,197, $15,535, and $16,042, respectively. The legislation providing for VETC was reinstated in the fourth quarter of 2010, made retroactive to January 1, 2010 and extended to December 31, 2011.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

LNG Transportation Costs

        The Company records the costs incurred to transport LNG to its customers in the line item cost of sales in the accompanying statements of operations.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to $985, $932, and $1,260 for the years ended December 31, 2008, 2009 and 2010, respectively. For the year ended December 31, 2008, the Company also recognized expenses of $18,647 in support of Proposition 10 on the California ballot in November 2008.

Stock-based Compensation

        The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate, over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and risk-free interest rates.

Foreign Currency Translation

        In accordance with FASB authoritative guidance, the Company uses the local currency as the functional currency of its foreign subsidiary. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign currency translation adjustments are recorded as accumulated other comprehensive income in stockholders' equity.

        Foreign currency transactions occur when there is a receivable or payable denominated in other than the respective entity's functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the fiscal years ended December 31, 2008, 2009 and 2010, foreign exchange transaction gains and losses were included in other income (expense) and were gains of $9, $2, and $1,902, respectively.

Income Taxes

        Income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. Valuation allowances are established when it is more likely than not that such deferred tax assets will not be realized.

        The Company has a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefit in income tax expense.

Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants. The dilutive effect of stock options and warrants is computed under the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.

        The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive:

	2008	2009	2010
Stock options	8,234,467	10,348,188	10,433,551
Warrants	18,314,394	18,314,394	17,130,682

Derivative Financial Instruments

        The Company, in an effort to manage its natural gas commodity price risk exposures related to certain contracts, utilizes derivative financial instruments. The Company, from time to time, enters into natural gas futures contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed price arrangements. The Company accounts for its derivative instruments in accordance with FASB authoritative guidance for derivative instruments and hedging activities, which requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value.

        Historically, through June 30, 2008, the Company's derivative instruments have not qualified for hedge accounting under the authoritative guidance. On and after July 1, 2008, the Company entered into futures contracts that did qualify for hedge accounting. The Company's futures contracts at December 31, 2010 are being accounted for as cash flow hedges and are being used to mitigate the Company's exposure to changes in the price of natural gas and not for speculative purposes. At December 31, 2010, all of the Company's futures contracts qualified for hedge accounting.

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

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended December 31, 2008, 2009, and 2010 was primarily comprised of the Company's foreign currency translation adjustment and unrealized gains (losses) on futures contracts.

Concentration of Credit Risk

        Credit is extended to all customers based on financial condition, and collateral is generally not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies. However, certain international customers have historically been slower to pay on trade receivables. Accordingly, the Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. In addition, through Export Development Canada, IMW maintains accounts receivable insurance on a substantial portion of its foreign trade receivables, which covers up to 90% of the related outstanding balance. Although such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

        In October 2009, the FASB issued new authoritative guidance on multi-deliverable revenue arrangements. This guidance establishes requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of the previous requirements this guidance amended was that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence ("VSOE") or third party evidence ("TPE"). This new guidance eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities now are required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE. The Company adopted the new guidance on January 1, 2010. During the year ended December 31, 2010, the Company recognized approximately $276 of gross margin under the previous guidance and $1,636 of gross margin under the new guidance. At December 31, 2010, the Company had deferred revenue of $943 under the previous guidance.

        In January 2010, the FASB issued new accounting guidance which intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010. See note 17.

(2) Acquisitions

Natural Gas Fueling Compressors

        On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the advanced natural gas fueling compressor and related equipment manufacturing and servicing business of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia and the United States.

        In connection with the closing of the Company's acquisition of IMW, a subsidiary of the Company (the "Acquisition Subsidiary") executed an upfront cash payment of approximately $15,585 (subject to a final working capital adjustment) and issued 4,017,408 shares of the Company's common stock at closing to IMW's shareholder. The issued shares were registered and available for immediate resale by the IMW shareholder. An additional $288 was paid by the Acquisition Subsidiary subsequently when the Chinese regulatory authorities approved the transfer of IMW Compressors (Shanghai) Co. Ltd. to the Acquisition Subsidiary. The Acquisition Subsidiary also issued the following promissory notes (collectively, the "IMW Notes"): (i) a promissory note with a principal amount of $12,500 that was due and payable on January 31, 2011, (ii) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2012, (iii) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2013, and (iv) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2014. Each payment under the IMW Notes will consist of $5,000 in cash and $7,500 in cash and/or shares of the Company's common stock (the exact combination of cash and/or stock to be determined at the Company's option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. On January 31, 2011, the Company paid $5,000 in cash and issued 601,926 shares to the IMW shareholders to settle the IMW Note due on that date.

        IMW's former shareholder may also receive additional contingent consideration based on future gross profits earned by IMW over the next four years. The additional contingent consideration is subject to achieving minimum gross profit targets and will be determined based on a sliding scale that increases at certain gross profit levels. During the four-year period during which these earn-out payments may be made, the former shareholder of IMW will receive between 0 and 23 percent of the gross profit of IMW as additional consideration, up to a maximum of $40,000 in the aggregate (which maximum would be payable if IMW achieves approximately $174,000 in gross profit over the four-year period during which these earn-out payments may be made).

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

        The Company accounted for this acquisition in accordance with FASB authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values as of the date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$27,149
Property, plant and equipment	2,559
Identifiable intangible assets	81,400
Goodwill	45,049

Total assets acquired	156,157
Liabilities assumed	(25,986)

Total purchase price	$130,171

        Management allocated approximately $81,400 of the purchase price to the identifiable intangible assets related to technology, customer relationships, non-compete agreements, and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years. In addition, management allocated $45,049 to goodwill as part of the acquisition and recorded a contingent liability of $9,300 related to the additional contingent consideration described above. Under FASB authoritative guidance, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. As of December 31, 2010, the fair value of the contingent consideration was $8,100.

        As of March 10, 2011, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company's consolidated financial results will be adjusted retroactively. The final purchase price allocation is pending the consideration of income tax related matters.

        The results of operations of IMW have been included in the Company's consolidated financial statements since September 7, 2010.

        The following table presents the Company's unaudited pro forma results of operations for the years ended December 31, 2009 and 2010 as if the acquisition had occurred at the beginning of the respective periods. The pro forma financial data for all periods presented include adjustments for the following: (i) elimination of intercompany transactions (ii) recording the additional amortization expense from the identifiable intangible assets (iii) adjusting the estimated tax provision of the pro forma combined results; (iv) US GAAP conversion adjustments and (v) the issuance of the Company's common stock as part of the acquisition. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

would have been if the acquisition had taken place at the beginning of the respective periods, or of future results.

	For the year ended December 31, 2009	For the year ended December 31, 2010
Revenue	$172,322	$249,093
Net (loss)	(38,892)	(7,922)
(Loss) per share:
Basic and diluted	$(0.66)	$(0.12)

        For the period from September 7, 2010 through December 31, 2010, IMW contributed approximately $17,795 and $319, respectively, to the Company's revenue and net loss.

Liquefied Natural Gas Station Construction

        On December 15, 2010, the Company acquired Northstar, a leading provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations. The purchase price primarily consisted of a closing cash payment in the amount of $7,414. The remaining consideration consists of five annual payments in the amount of $700 each commencing on the first anniversary of the closing date, and up to $4,000 in retention bonuses to certain key employees to be paid in four annual installments commencing on the first anniversary of the closing date.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 15, 2010:

Current assets	$4,434
Property, plant and equipment	941
Identifiable intangible assets	3,350
Goodwill	5,228

Total assets acquired	13,953
Liabilities assumed	(3,648)

Total purchase price	$10,305

        Management allocated $2,250 of the purchase price to the identifiable intangible assets related to non-compete agreements, customer relationships, and backlog. The fair value of these identifiable intangibles will be amortized on a straight-line basis over their estimated useful lives ranging from one to ten years. The Company also allocated $1,100 of the purchase price to trademarks, which management believes has an indefinite useful life. In addition, management allocated $5,228 to goodwill as part of the acquisition. As of March 10, 2011, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company's consolidated financial results will be adjusted retroactively. The final purchase price allocation is pending the consideration of income tax related matters.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

        The results of Northstar's operations have been included in the Company's consolidated financial statements since December 15, 2010. Pro forma financial information has been excluded as Northstar's historical results of operation are immaterial to that of the Company.

Landfill Operation

        On August 15, 2008, the Company and Cambrian Energy McCommas Bluff LLC ("Cambrian") formed a joint venture to acquire all of the outstanding membership interests of DCE. DCE owns a facility that collects, processes and sells landfill gas at the McCommas Bluff landfill located in Dallas, Texas. This acquisition enables the Company to participate in the production of pipeline quality renewable biomethane, which may be used as a vehicle fuel.

        The Company paid an aggregate of $19,551, including transaction costs, to acquire a 70% interest in DCE. Also as part of the transaction, the Company granted DCE's minority investor an exclusive, non-assignable option to purchase from the Company up to and including a 19% membership interest in DCE. The exercise price of the option is $368 for each 1%, up to $6,992 for the total 19%. The option may be exercised as a whole or in part (but only in 1% increments) during the ten-year period commencing on the date the loan made by the Company to DCE has been repaid in full.

        The Company borrowed $18,000 from PlainsCapital Bank ("PCB") to finance the acquisition of its membership interests in DCE. The Company also obtained a $12,000 line of credit from PCB to finance capital improvements of the DCE processing facility pursuant to a loan made by the Company to DCE and to pay certain costs and expenses related to the acquisition and the PCB loan (see note 7).

        The Company accounted for this acquisition in accordance with authoritative guidance for business combinations that requires the Company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed, net of Cambrian's non controlling interest, in the DCE acquisition:

Current assets	$1,129
Property, plant and equipment	1,822
Identifiable intangible assets	21,811

Total assets acquired	24,762
Current liabilities assumed	(1,481)
Non-controlling interest	(3,730)

Total purchase price	$19,551

        The Company allocated approximately $21,811 to the identifiable intangible asset related to the fair value of DCE's landfill gas lease with the City of Dallas that was acquired with the acquisition. The fair value of the identifiable intangible asset will be amortized on a straight-line basis over the remaining life of the lease, approximately 16.5 years at the acquisition date. The results of DCE's operations have been included in the Company's consolidated financial statements since August 15, 2008.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

Operating and Maintenance Contracts

        In May and June 2009, the Company acquired four compressed natural gas operations and maintenance services contracts for $5,645 in cash. The Company recorded $537 to tangible assets and $5,108 of intangible assets related to customer relationships, which are being amortized over their expected lives of eight years. The results of operations of the acquired contracts are included in the Company's consolidated financial statements from their acquisition dates forward, which are May 2009 for two of the contracts and June 2009 for the remaining two contracts. In addition, as part of the acquisition, the Company became the custodian of certain customer-owned inventories that it is required to replenish when the contracts expire. The customer-owned inventory was valued by the Company's as an asset at $986 with a corresponding balance of $986 recorded as a liability on the acquisition dates of the contracts. During 2010, the Company recorded a charge of $1,531 related to the impairment of an intangible asset originally recorded with this acquisition.

Vehicle Conversion

        On October 1, 2009, the Company purchased all the outstanding shares of BAF Technologies, Inc. ("BAF"), under a stock purchase agreement. The Company paid an aggregate of $8,467 to acquire BAF. Pursuant to the terms of the agreement, the purchase price was reduced by the amount of BAF's outstanding debt, which was repaid in full at closing. Due to the fact that approximately $3,790 of BAF's outstanding debt, including interest, was held by a subsidiary of the Company, the Company paid a net amount of approximately $4,717 in cash to acquire BAF at the closing. BAF shareholders will be able to earn additional consideration if BAF achieves certain gross profit targets in fiscal 2011. The additional consideration will be determined as a percentage of gross profit based on a sliding scale that increases at certain gross profit levels, subject to achieving a minimum gross profit target and capped by a maximum additional payment amount. For 2010, the shareholders of BAF will receive between one and twenty-six percent of the gross profit of BAF as additional consideration if BAF achieves $8,000 or more in gross profit, up to a maximum of $11,000 in additional consideration (which maximum amount would be payable if BAF achieved approximately $42,300).

        For 2011, the shareholders of BAF will receive between one and twenty-one percent of the gross profit of BAF as additional consideration if BAF achieves $8,500 or more in gross profit, up to a maximum of $11,000 in additional consideration (which maximum amount would be payable if BAF achieved approximately $52,400 in gross profit in 2011). The Company accounted for this acquisition in accordance with authoritative guidance for business combinations, which requires the Company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date of acquisition. The following table

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$4,820
Property, plant and equipment	158
Identifiable intangible assets	10,660
Goodwill	774

Total assets acquired	16,412
Current liabilities assumed	(4,845)

Total purchase price	$11,567

        The Company allocated approximately $10,660 of the purchase price to the identifiable intangible assets related to customer relationships, engine certifications and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives of 1.5 to 8 years. In addition, the Company allocated $774 to goodwill as part of the acquisition and recorded a contingent liability of $3,100 related to the possible consideration owed to BAF shareholders if BAF achieves certain gross profit targets in 2010 and 2011. Under the accounting guidance the Company must follow for this acquisition, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. At December 31, 2010, the liability for this obligation remained $3,100.

        The results of BAF's operations have been included in the Company's consolidated financial statements since October 1, 2009.

(3) Other Receivables

        Other receivables at December 31, 2009 and 2010 consisted of the following:

	2009	2010
Loans to customers to finance vehicle purchases	$1,179	$1,013
Capital lease receivables	1,210	273
Accrued customer billings	—	1,976
Advances to vehicle manufacturers	2,413	3,603
Fuel tax credits	2,627	17,577
Other	1,433	2,838

	$8,862	$27,280

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(4) Land, Property and Equipment

        Land, property and equipment at December 31, 2009 and 2010 are summarized as follows:

	2009	2010
Land	$473	$1,198
LNG liquefaction plants	91,831	92,856
Station equipment	83,935	91,492
LNG trailers	11,887	12,020
Other equipment	15,744	24,478
Construction in progress	14,191	53,386

	218,061	275,430
Less accumulated depreciation	(45,878)	(63,787)

	$172,183	$211,643

(5) Investment in Other Entities

        Through December 31, 2010, the Company has invested approximately $10,427 in The Vehicle Production Group LLC ("VPG"), a company that is developing a natural gas vehicle made in the United States for taxi and paratransit use. In February 2011, the Company invested $1,564 of additional funds in VPG. The Company accounts for its investment in VPG under the cost method of accounting as the Company does not have the ability to exercise significant influence over VPG's operations.

(6) Accrued Liabilities

        Accrued liabilities at December 31, 2009 and 2010 consisted of the following:

	2009	2010
Salaries and wages	$2,556	$2,218
Accrued gas and equipment purchases	628	6,995
Derivative liability	—	3,060
Accrued refund of tax credits	—	880
Contingent consideration obligations	—	3,493
Accrued property and other taxes	2,384	3,999
Accrued professional fees	577	670
Accrued employee benefits	777	1,659
Accrued warranty liability	1,136	2,338
Other	1,638	2,825

	$9,696	$28,137

(7) Long-term Debt

        In conjunction with the Company's acquisition of its 70% interest in Dallas Clean Energy, LLC ("DCE"), on August 15, 2008, the Company entered into a credit agreement ("Credit Agreement") with PlainsCapital Bank ("PCB"). The Company borrowed $18,000 (the "Facility A Loan") to finance

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(7) Long-term Debt (Continued)

the acquisition of its membership interests in DCE. The Company also obtained a $12,000 line of credit from PCB to finance capital improvements of the DCE processing facility and to pay certain costs and expenses related to the acquisition and the PCB loans (the "Facility B Loan").

        On October 7, 2009, the Facility A Loan was repaid in full and converted into a $20,000 line of credit (the "A Line of Credit") pursuant to an amendment to the Credit Agreement. On August 13, 2010, the Credit Agreement was amended to extend the maturity date of the A Line of Credit to August 14, 2011 and add an unused facility fee. The amendment also provides for a 1-year option to extend the maturity date to August 14, 2012, subject to the Company not being in default on the A Line of Credit. The unused facility fees are to be paid quarterly, in an amount equal to one-tenth of one percent (0.10%) of the unused portion. As of December 31, 2010, the Company did not have any amounts outstanding under the A Line of Credit.

        The principal amount of the Facility B Loan became due and payable in annual payments commencing on August 1, 2009, and continuing each anniversary date thereafter, with each such payment being in an amount equal to the lesser of twenty percent of the aggregate principal amount of the Facility B Loan then outstanding or $2,800. Pursuant to an amendment to the Facility B loan between the Company and PCB dated November 1, 2010, PCB agreed to forgo the scheduled payment due from the Company on August 2010 in the amount of $2,059 until January 31, 2011. As of December 31, 2010, the Company had an outstanding balance of $9,909 under the Facility B Loan. Any amount of unpaid principal and interest outstanding on the Facility B Loan is due and payable on August 15, 2013.

        Interest accrues daily on the amounts outstanding under the Credit Agreement at the greater of the prime rate of interest for the United States plus 0.50% per annum, or 5.50% per annum. The Company paid a facility fee of $300 in connection with the Credit Agreement. As of December 31, 2010, the unamortized balance of the facility fee was $158. Amortization of the facility fee is recorded as additional interest expense in the consolidated statements of operations.

        The Credit Agreement requires the Company to comply with certain covenants. The Company may not incur indebtedness or liens except as permitted by the Credit Agreement, or declare or pay dividends. The Company must maintain, on a quarterly basis, minimum liquidity of not less than $6,000, accounts receivable balances, as defined, of not less than $8,000, consolidated net worth, as defined, of not less than $150,000, and a debt to equity ratio, as defined, of not more than 0.3 to 1.0. Beginning in the quarter ended June 30, 2009, the Company must also maintain a minimum debt service ratio, as defined, of 1.5 to 1.0 at each quarter end. In computing these amounts, the Company excludes the financial results and amounts of IMW. Effective in the fourth quarter of 2008, the Company established a lock-box arrangement with PCB subject to the Credit Agreement. Funds from the Company's customers are remitted to the lock-box and then deposited to a PCB bank account. The remitted funds are not used to pay-down the balance of the Credit Agreement. However, if the Company defaults on the Credit Agreement, all of the obligations under the Credit Agreement will become immediately due and payable and all funds received in the Company's lock-box held by PCB will be applied to the balance due on the A Line of Credit and the Facility B Loan. One of the events of default is the occurrence of a "material adverse change," which is a subjective acceleration clause. Based on the authoritative guidance for balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(7) Long-term Debt (Continued)

arrangement, the Company has classified its debt pursuant to the Credit Agreement as short-term or long-term, as appropriate, and believes that the likelihood of an event of default is more than remote, but not more likely than not.

        One of the Company's bank covenants is a requirement to maintain accounts receivable balances from certain subsidiaries above $8,000 at each quarter end during the term. Because the Company's revenues are dependent on the price of natural gas and the volume of natural gas the Company delivers, to the extent natural gas prices fall or the Company's volumes decline, the Company could violate this covenant in the future. Beginning with the quarter ended June 30, 2009, the Company is required to maintain a debt service ratio, as defined, of not less than 1.5 to 1.0. To the extent the Company's operating results do materialize as planned, the Company could violate this covenant in the future. As of December 31, 2010, the Company was in compliance with its covenants. The Credit Agreement is secured by the Company's interest in, and note receivable from, DCE (described below), certain of the Company's accounts receivable and inventory balances and 45 of the Company's LNG tanker trailers. The net book value of the collateral securing the PCB loans was approximately $65,017 at December 31, 2010. The Company maintains $2,500 in a payment reserve account at PCB. PCB may, in the event of a default, withdraw funds from the account to apply to the principal and interest payments due on the A Line of Credit or the Facility B Loan. Such amount is included as restricted cash in the Company's consolidated balance sheet at December 31, 2010.

        In conjunction with the DCE acquisition mentioned above, the Company also entered into a Loan Agreement with DCE (the "DCE Loan") to provide secured financing of up to $14,000 to DCE for future capital expenditures or other uses as agreed to by the Company, in its sole discretion. As of December 31, 2010, the Company is owed approximately $11,200 under the DCE Loan. Interest on the unpaid balance accrues at a rate of 12% per annum and became payable quarterly beginning on September 30, 2008. The principal amount of the loan is due and payable in annual payments commencing on August 1, 2009, and continuing each anniversary date thereafter, with each such payment being in an amount equal to the lesser of the aggregate principal amount of the DCE Loan then outstanding or $2,800. As referenced above, PCB agreed to forgo the Company's Facility B Loan payment due in August 2010 in the amount of $2,059 until January 31, 2011, which payment was made on such date. The Company granted an additional extension to DCE for the payment due January 31, 2011 to March 31, 2011. On August 1, 2013, the entire amount of unpaid principal and interest under the DCE Loan is due and payable.

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

        In connection with the closing of the Company's acquisition of IMW, the Company issued the IMW Notes (see note 2).

        Also in connection with the closing of the Company's acquisition of IMW, the Company entered into an Assumption Agreement (the "Assumption Agreement") with HSBC Bank Canada ("HSBC")

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(7) Long-term Debt (Continued)

pursuant to which the Company assumed the obligations and liabilities of IMW under the following arrangements with HSBC (collectively, the "IMW Lines of Credit"):

  (i)
  An operating line of credit with a limit of $7,750 in Canadian dollars ("CAD") bearing interest at prime plus 1.25%, to assist in financing the day-to-day working capital needs of IMW.

  (ii)
  A bank guarantee line with a limit of CAD$3,000, which allows IMW to provide guarantees and/or standby letters of credit to overseas suppliers or bid/performance deposits on contracts.

  (iii)
  A forward exchange contract line with a limit of CAD$13,750. The forward exchange contract line allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at December 31, 2010).

  (iv)
  A MasterCard limit with a maximum amount of CAD$150.

  (v)
  An operating line of credit with a limit of 4,000 Renminbi ("RMB") (CAD$593) bearing interest at the 6 month People's Bank of China rate plus 2.5%.

  (vi)
  A bank guarantee line with a limit of 1,000 RMB (CAD$148).

  (vii)
  A 16,750 Bengali Taka (CAD$239) operating line of credit bearing interest at 14%.

  (viii)
  A 320,000 Columbian Peso (CAD$166) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 9%.

        The IMW Lines of Credit are secured by a general security agreement providing a first priority security interest in all present and after acquired personal property of IMW, including specific charges on all serial numbered goods, inventory and other assets and assignment of risk insurance (the "Security"). The IMW Lines of Credit contain no fixed repayment terms or mandatory principal payments and are due on demand. Based on the relevant accounting guidance, we have classified this debt pursuant to the credit agreement as short-term given that it is due on demand.

        The Assumption Agreement with HSBC also includes certain financial covenants. Among these financial covenants are that IMW shall not permit: 1) its ratio of debt to tangible net worth to be greater than 3.25 to 1.0 until December 31, 2010 and greater than 3.0 to 1.0 on or after January 1, 2011, 2) its tangible net worth to at anytime be below CAD$3,000 and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1.0 until December 31, 2010 and less than 1.25 to 1.0 on or after January 1, 2011. IMW was in compliance with the financial covenants as of December 31, 2010.

        In addition, the Company and IMW agreed that should the making of any scheduled payment by IMW to the seller of IMW under the IMW Notes result in IMW being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, the Company shall furnish IMW with the funds needed to remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security. Further, the Company and IMW agreed that should IMW make any future earn-out payments to the seller of IMW in connection with the acquisition of IMW, and should the making of such earn-out payments result in IMW being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, then the Company shall furnish IMW with the funds needed to make such

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(7) Long-term Debt (Continued)

earn-out payments and remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security.

        In connection with the closing of the Company's acquisition of Northstar, the Company issued notes payable as described in note 2.

        Long-term debt at December 31, 2009 and 2010 consisted of the following:

	December 31, 2009	December 31, 2010
Facility B loan	$10,047	$9,909
IMW future payment notes	—	44,568
Northstar future payments	—	2,900
DCE notes	—	435
IMW assumed debt	—	4,626
Capital lease obligations	2,174	1,978

Total debt and capital lease obligations	12,221	64,416
Less amounts due within one year and short-term borrowings	(2,439)	(22,712)

Total long-term debt and capital lease obligations	$9,782	$41,704

        The following is a summary of aggregate maturities of long-term debt for each of the years ending December 31:

	2011	2012	2013	2014	2015
Facility B loan	$4,252	$1,926	$3,731	$—	$—
IMW future payment notes	12,426	11,559	10,704	9,879	—
Northstar future payments	665	625	583	538	489
DCE notes	285	150	—	—	—
IMW assumed debt	4,578	48	—	—	—
Capital lease obligations	506	469	484	233	286

Total	$22,712	$14,777	$15,502	$10,650	$775

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(8) Derivative Transactions

        The Company marks to market its open futures positions at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the consolidated statements of operations or in accumulated other comprehensive income in the consolidated balance sheets in accordance with the applicable accounting guidance. The Company recorded unrealized (gains) losses of $654, ($814), and $4,231, in other comprehensive income (loss) in the years ended December 31, 2008, 2009 and 2010 related to its futures contracts. Of the $4,071 liability for the Company's future contracts at December 31, 2010, $3,060 is included in accrued liabilities for the short-term amount, and $1,011 is included in other long-term liabilities for the long-term amount in the Company's consolidated balance sheet as of December 31, 2010. Of the asset for the Company's futures contracts of $159 as of December 31, 2009, an asset of $442 is included in prepaid expenses and other current assets for the short-term amount, and a liability of $283 is included in other long-term liabilities for the long-term amount in the Company's consolidated balance sheet. The Company's ineffectiveness related to its futures contracts in the year ended December 31, 2009 and 2010 were insignificant. During the years ended December 31, 2009 and 2010, the Company recognized cost of sales of $1,834 and $1,781, in the accompanying consolidated statement of operations related to its futures contracts that were settled during the years.

        The following table presents the notional amounts and weighted average fixed prices per gasoline gallon equivalent of the Company's natural gas futures contracts as of December 31, 2010:

	Gallons	Weighted Average Price Per Gasoline Gallon Equivalent
2011	11,600,000	$0.82
2012	5,160,000	0.81
January to May, 2013	300,000	0.81

(9) Stockholders' Equity

Authorized Shares

        The Company's certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2010, the Company was authorized to issue 150,000,000 shares, of which 149,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

        The Company did not declare nor pay any dividends during the years ended December 31, 2008, 2009 or 2010.

Voting Rights

        Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(9) Stockholders' Equity (Continued)

Issuance of Common Stock

        On July 1, 2009, the Company closed a follow-on public offering of 9,430,000 shares of common stock at a price of $8.30 per share. The aggregate amount of common shares sold reflects the exercise in full by the underwriters of their option to purchase 1,230,000 additional shares of the Company's common stock. The Company received aggregate net proceeds of $73,218, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

        On November 11, 2010, the Company issued 3,450,000 shares of common stock at a price of $13.25 per share, including 50,068 shares purchased by key executives of the Company, and the exercise in full by the underwriters of their option to purchase 450,000 additional shares of the Company's common stock. The purchase price paid by the key executives of the Company was $14.48 per share, which was the consolidated closing bid price of the Company's common stock on the NASDAQ Global Market on November 10, 2010. The Company received aggregate net proceeds of $42,562 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Issuance of Common Stock and Warrants

        On October 28, 2008, the Company entered into a Placement Agent Agreement (the "Placement Agent Agreement") relating to the sale and issuance by the Company to select investors of 4,419,192 units (the "Units"), with each Unit consisting of (i) one share of the Company's common stock, par value $0.0001 per share, (ii) a warrant to purchase 0.75 shares of Common Stock (the "Series I Warrant"), and (iii) one warrant to purchase up to 0.2571 shares of Common Stock (the "Series II Warrant"). The price of each Unit was $7.92 per Unit. The transaction closed on November 3, 2008, and the Company issued 4,419,192 shares of common stock, Series I Warrants to purchase up to 3,314,394 shares of Common Stock, and Series II Warrants to purchase up to 1,136,364 shares of Common Stock. The Company received approximately $32,484 after deducting the placement agent's fees and other offering expenses related to the Unit sale. The proceeds of $32,484 were allocated between the common stock, the Series I Warrants and the Series II Warrants. The Company allocated $19,166, $9,745 and $3,573 to the common stock, the Series I Warrants and the Series II Warrants, respectively.

        The Series I Warrants became exercisable beginning six months from the date of issuance for a period of seven years from the date they become exercisable, and carry an exercise price of $12.68 per share. On November 10, 2010, the Company entered into an amendment with one of the holders of the Series I warrants pursuant to which the expiration date of such warrant for the purchase of 1,183,712 shares of common stock was changed to November 10, 2010. In consideration of the modification to the expiration date, the Company agreed to pay the holder of such warrant approximately $3,172. The Company received notice on November 10, 2010 that such warrant was being exercised in full, and issued 1,183,712 shares of its common stock for an aggregate exercise price of approximately $15,009. Upon exercise, the Company recognized a gain of approximately $3,208 related to the transaction. For additional information on the Series I Warrants see note 17.

        The Series II Warrants became exercisable on November 5, 2008 upon the failure of the California Alternative Fuel Vehicles and Renewable Energy Act, or Proposition 10, in the California statewide election. The Series II Warrants were all exercised on a cashless basis at the exercise price of $0.01 per

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(9) Stockholders' Equity (Continued)

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

        In December 2006, the Company adopted its 2006 Equity Incentive Plan ("2006 Plan"). The 2006 Plan was effective on May 24, 2007, the date the Company completed its initial public offering of common stock. Under the 2006 Plan, 6,390,500 shares of common stock were initially authorized for issuance, and on January 1, 2007, 2008, 2009 and 2010, this number was automatically increased by 1,000,000 shares at each date in accordance with the terms of the 2006 Plan. During 2009, the shareholders of the Company approved an additional increase of 1,500,000 authorized shares for issuance under the 2006 Plan. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan. If any outstanding option under the 2002 Plan expires or is cancelled, the shares allocable to the unexercised portion of that option will be added to the share reserve under the 2006 Plan and will be available for grant under the 2006 Plan. As of December 31, 2010, the Company had 11,890,500 shares reserved for issuance in total under the 2006 Plan. At December 31, 2010, the Company had 21,555 shares available for grant under the 2006 Plan.

        Option activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	10,348,188	$9.57
Options granted	1,592,600	14.39
Options exercised	(1,118,827)	9.88
Options forfeited	(388,410)	14.62

Outstanding, December 31, 2010	10,433,551	10.09	7.0	$39,138

Exercisable, December 31, 2010	6,952,247	$9.33	6.1	$31,372

        As of December 31, 2010, there was $24,988 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2010 was $12,216.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(9) Stockholders' Equity (Continued)

        All of the Company's unvested options issued prior to October 2005 vested in October 2005 when the Company experienced a change in control in accordance with the 2002 Plan. The Company plans to issue new shares to its employees upon the employee's exercise of their options. The intrinsic value of all options exercised during 2008, 2009 and 2010 was $600, $1,700, and $4,435, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 2010:

Dividend yield	0.00%
Expected volatility	76.04% to 84.00%
Risk-free interest rate	1.73% to 2.74%
Expected life in years	6.0

        The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2009, and 2010, were $4.89, $7.07, and $10.17, respectively. The volatility amounts used during the year were estimated based on several comparable companies. The expected lives used during the year were based on the weighted average of the vesting periods averaged with the term of the respective options. The risk free rates used during the year were based on the U.S. Treasury yield curve at the time of grant. The Company recorded $10,736, $14,071, $11,920 of stock option expense during the years ended December 31, 2008, 2009 and 2010, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Boone Pickens Warrant Agreement

        On December 28, 2006, the Company issued to Boone Pickens a five-year warrant to purchase 15,000,000 shares of the Company's common stock at an exercise price of $10.00 per share.

(10) Income Taxes

        The components of income (loss) before income taxes for the years ended December 31, 2008, 2009, and 2010 are as follows:

	2008	2009	2010
U.S.	$(42,996)	$(32,651)	$(5,791)
Foreign	(1,177)	(294)	1,839

	$(44,173)	$(32,945)	$(3,952)

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(10) Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following:

	2008	2009	2010
Current:
State	$261	$304	$255
Federal	28	—	(1,753)
Foreign	—	—	117

Total current	289	304	(1,381)
Deferred:
State	(1,242)	(756)	(966)
Federal	(5,932)	(4,502)	(4,361)
Foreign	(375)	724	145
Change in valuation allowance	7,549	4,534	5,127

Total deferred	—	—	(55)

Total	$289	$304	$(1,436)

        Income tax expense (benefit) for the years ended December 31, 2008, 2009 and 2010 differs from the "expected" amount computed using the federal income tax rate of 34% as a result of the following:

	2008	2009	2010
Computed expected tax expense (benefit)	$(13,793)	$(11,201)	$(1,344)
State and local taxes, net of federal benefit	148	40	169
Nondeductible expenses	8,419	7,481	(2,540)
Tax rate differential on foreign earnings	—	—	(563)
Refund of alternative minimum taxes	—	—	(1,285)
Tax credits	(210)	(1,045)	(850)
Other	(569)	495	(150)
Change in valuation allowance	6,294	4,534	5,127

Total tax expense (benefit)	$289	$304	$(1,436)

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(10) Income Taxes (Continued)

        Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2010 are as follows:

	2009	2010
Deferred tax assets:
Accrued expenses	$791	$917
Sales-type leases	546	544
Alternative minimum tax and general business credits	3,195	2,760
Derivative loss	12,281	9,902
Stock option expense	8,231	8,476
Other	741	974
Net operating loss carryforwards	29,409	42,844

Total deferred tax assets	55,194	66,417
Less valuation allowance	(35,992)	(41,119)

Net deferred tax assets	19,202	25,298

Deferred tax liabilities:
Depreciation and amortization—domestic	(17,675)	(22,858)
Depreciation and amortization—foreign	—	(2,244)
Partnership income	(1,527)	(2,187)

Total deferred tax liabilities	(19,202)	(27,289)

Net deferred tax assets (liabilities)	$—	$(1,991)

        At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $112,000 and $91,300, respectively. The Company's federal net operating loss carryforward will expire beginning in 2026. The Company's state net operating loss carryforwards begin expiring in 2011. The Company also has a foreign net operating loss carryforward of approximately $3,100 at December 31, 2010. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.

        In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2009 and 2010, the Company provided a valuation allowance of $35,992, and $41,119, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The net change in the valuation allowance for the years ended December 31, 2008, 2009, and 2010 was $7,549, $4,534, and $5,127 respectively, after adjustments between current and deferred taxes.

        The Company has made no provision for U.S. income taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(10) Income Taxes (Continued)

United States. As of December 31, 2010, the cumulative amount of undistributed earnings of the Company's foreign subsidiaries was approximately $4,100. Because of the potential availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

        On January 1, 2007, the Company adopted certain accounting guidance that clarifies the accounting for uncertain positions. This guidance requires that the Company recognizes the impact of a tax position in its financial statements if the position is more likely than not of being sustained upon examination, based on the technical merits of the position. The impact of the adoption of this guidance was immaterial to the Company's consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2009 and 2010 were $100 and $50, respectively, which if recognized, would primarily affect the effective tax rate in future periods.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009 and 2010:

Unrecognized tax benefit—December 31, 2008	$369
Gross (decreases)—tax positions in prior years	(269)

Unrecognized tax benefit—December 31, 2009	100
Gross (decreases)—tax positions in prior years	(50)

Unrecognized tax benefit—December 31, 2010	$50

        FASB authoritative guidance requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount ultimately to be paid. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. During each of the years ended December 31, 2009 and 2010, the Company accrued $6 of interest. No penalties have been accrued by the Company.

        The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years for 2005 through 2009 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2005, and state examinations for years before 2006. The Company is currently under audit by the Internal Revenue Service for tax years 2006 through 2008. On July 15, 2010, the IRS sent the Company a letter disallowing approximately $5,073 related to certain claims the Company made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program. The Company believes its claims were properly made and has appealed the IRS's request for payment.

        A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve, or there could be a change in the amount of the Company's net operating loss. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. As of December 31, 2010, it is

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(10) Income Taxes (Continued)

possible that the Company's liability for uncertain tax positions will be reduced by as much as $50 during the year ended December 31, 2011 as a result of the settlement of tax positions with tax authorities and lapses of statutes of limitations.

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

        On July 15, 2010, the Internal Revenue Service ("IRS") sent the Company a letter disallowing approximately $5,073 related to certain claims it made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program. The Company believes its claims were properly made and has appealed the IRS's request for payment.

Operating Lease Commitments

        The Company leases facilities, including the land for its LNG production plant in Boron, California, and certain equipment under noncancelable operating leases expiring at various dates

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

through 2038. The following schedule represents the future minimum lease obligations for all noncancelable operating leases as of December 31, 2010:

Fiscal year:
2011	$3,166
2012	2,990
2013	3,121
2014	3,147
Thereafter	10,384

Total future minimum lease payments	$22,808

        Rent expense, including variable rent, totaled $2,219, $5,183, and $6,190 for the years ended December 31, 2008, 2009 and 2010, respectively.

Take-or-Pay LNG Supply Contracts

        At December 31, 2010, the Company has entered into an LNG supply contract at market prices that contains minimum take or pay provisions over the term of the contract. The contract contains fixed amounts the Company must pay for any shortfall below its minimum volume requirements and also contains a variable charge that is based on the price of natural gas at the beginning and end of the month when a shortfall occurs. The contract expires in June 2011. For the years ended December 31, 2008, 2009 and 2010, the Company paid approximately $13,417, $3,750, and $4,281, respectively, under take-or-pay supply contracts. At December 31, 2010, the fixed commitments under this contract totaled approximately $998 for the year ending December 31, 2011.

        Additionally, in October 2007, the Company entered into an LNG sales agreement with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) ("DGS"), to purchase, on a take-or-pay basis over a term of ten years, 45,000 gallons per day of LNG from a plant to be constructed by DGS in Ehrenberg, Arizona, which is near the California border. This obligation began in March 2010, and for the year ended December 31, 2010, the Company paid approximately $4,041 under the take-or-pay supply contract. The contract expires in October 2017. At December 31, 2010, the fixed commitments under this contract totaled approximately $3,058 for each of the years ending December 31, 2011 through December 31, 2016, and $2,549 for the year ended December 31, 2017.

(12) Geographic Information

        Several of the Company's functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exists among the Company's geographic areas. Accordingly, revenue, operating income (loss), and long-lived assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue by geographic area is based on where services are rendered and

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(12) Geographic Information (Continued)

finished goods are sold. Operation income (loss) is based on the location of the entity selling the finished goods or providing the services.

	2008	2009	2010
Revenue:
United States	$124,847	$130,546	$194,512
Canada	1,020	957	6,158
Other	—	—	11,164

Total revenue	$125,867	$131,503	$211,834

Operating income (loss):
United States	$(44,426)	$(33,054)	$(7,251)
Canada	(1,126)	(232)	1,386
Other	—	—	343

Total operating income (loss)	$(45,552)	$(33,286)	$(5,522)

Long-lived assets:
United States	$205,625	$237,345	$271,741
Canada	2,047	1,867	133,078
Other	—	—	2,287

Total long-lived assets	$207,672	$239,212	$407,106

        The Company's goodwill and intangible assets at December 31, 2008, 2009 and 2010 relate to its United States operations, its BAF operations, IMW operations, and Northstar operations.

(13) 401(k) Plan

        The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 20% of their base pay, subject to limitations. The Company may make discretionary contributions to the Savings Plan that are subject to limitations. For the years ended December 31, 2008, 2009 and 2010, the Company contributed approximately $188, $377, and $551 of matching contributions to the Savings Plan, respectively.

(14) Supplier Concentrations

        During 2008, 2009, and 2010, the Company incurred approximately 13%, 8%, and 9%, respectively, of its natural gas expense related to its LNG sales from Williams Gas Processing Company pursuant to a floating rate purchase contract that includes minimum purchase commitments. In 2010, the Company incurred 30% of its natural gas expense related to its LNG sales from Shell Energy, which supplies the Company's LNG plant in California and DGS's plant in Arizona where the Company has a take or pay obligation. During 2008, 2009 and 2010, the Company incurred approximately 32%, 28%, and 17%, respectively, of its natural gas costs related to its CNG operations from the SoCal Gas Company and San Diego Gas and Electric. Any inability to obtain natural gas in the amounts needed on a timely basis or at commercially reasonable prices could result in interruption of gas deliveries or increases in gas costs, which could have a material adverse effect on the Company's business, financial condition, and results of operations until alternative sources could be developed at a reasonable cost.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(15) Capitalized Lease Obligation and Receivables

        The Company leases equipment under capital leases with a weighted-average interest rate of 7.3%. At December 31, 2010, future payments under these capital leases are as follows:

2011	$671
2012	569
2013	489
2014	266
2015	287

Total minimum lease payments	2,282
Less amount representing interest	(305)

Present value of future minimum lease payments	1,977
Less current portion	(546)

Capital lease obligations, less current portion	$1,431

        The value of the equipment under capital lease as of December 31, 2009 and 2010 are $2,943 and $2,943, with related accumulated amortization of $811 and $1,084, respectively.

        The Company also leases certain fueling station equipment, including one of the assets leased above under capital lease, to certain customers under sales-type leases at a 10% interest rate. The leases are payable in varying monthly installments through February 2017.

        At December 31, 2010, future receipts under these leases are as follows:

2011	$319
2012	236
2013	220
2014	220
2015	220
Thereafter	256

Total	1,471
Less amount representing interest	(160)

$1,311

(16) Fixed Price and Price Cap Sales Contracts Without an Underlying Futures Contracts

        From time to time, the Company enters into contracts with various customers, primarily municipalities, to sell LNG or CNG at fixed prices, and prior to January 1, 2007, the Company from time to time also entered into contracts to sell LNG or CNG at prices subject to a price cap. Effective January 1, 2007, the Company no longer offers contracts with a price cap to its customers. The contracts generally range from two to five years. The most significant cost component of LNG and CNG is the price of natural gas. Through June 2008, the Company also may or may not have had a futures contract in place to economically offset the price of natural gas it was selling to its customers on a fixed price basis. For any futures contracts that were in place related to these contracts, they did

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(16) Fixed Price and Price Cap Sales Contracts Without an Underlying Futures Contracts (Continued)

not qualify for hedge accounting and they may have been sold and subsequently reestablished over the term of the customer contract.

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

(17) Fair Value Measurements

        The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(17) Fair Value Measurements (Continued)

information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        During the twelve months ended December 31, 2010, the Company's financial instruments consisted of natural gas futures contracts, debt instruments, contingent consideration, and its Series I warrants. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts. The Company uses projected financial results for the respective entities, discounted to reflect the time value of money, to value its contingent consideration obligations. The fair market value of the Company's debt instruments approximated their carrying values at December 31, 2009 and 2010. The Company uses either a Monte Carlo simulation model or the Black-Scholes model, depending on the current terms, to value the Series I warrants. The Company considers a variety of market data with observable inputs when estimating the expected volatility used in the model. For example, the Company considers the historical volatilities of its competitors, the call option value of convertible bonds of certain peer group entities and the implied volatilities of its exchange traded stock options. The Company also uses the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolates the data over the remaining term of the Series I warrants, which was approximately 5.8 years as of December 31, 2010. Given the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value determination in the table below.

        The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

Description	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas futures contracts	$4,071	$—	$4,071	$—
Contingent consideration obligations	11,200	—	—	11,200
Series I warrants	14,148	—	—	14,148

Clean Energy Fuels Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

(17) Fair Value Measurements (Continued)

        The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Liabilities: Series I Warrants	2009	2010
Beginning Balance	$12,374	$29,741
Total (gain) loss included in earnings	17,367	(10,278)
Issuance of warrants	—	—
Exercise of warrants	—	(5,315)
Transfers In/Out	—	—

Ending Balance	$29,741	$14,148

        Included in the gain of $10,278 is a gain of $3,208 related to the exercise of the Series I warrants.

Liabilities: Contingent Consideration	2009	2010
Beginning Balance	$—	$3,100
Business combinations	3,100	9,300
Total (gain) loss included in earnings	—	(1,200)
Payments	—	—
Transfers In/Out	—	—

Ending Balance	$3,100	$11,200

        There were no long-lived asset impairments for 2009. During the fourth quarter of 2010, the Company recorded an impairment of $1,531 of an acquired operating and maintenance contract lost in a competitive bid to a competitor. In addition, during the fourth quarter of 2010, the Company's subsidiary, DCE, expensed approximately $717 of costs related to equipment that was replaced as part of its expansion of the McCommas Bluff landfill in Dallas, Texas.

(20) Subsequent Events

        On January 31, 2011, the Company made the payment on the first IMW Note by paying $5,000 in cash and issuing 601,926 shares of the Company's common stock.

        On February 17, 2011, the Company invested an additional $1,564 in VPG.

        On February 25, 2011 (the "Closing Date"), the Company paid $1,200 for a 19.9% interest in ServoTech Engineering, Inc. ("ServoTech"), a company who provides design and engineering services for natural gas fueling systems among other services. The Company also has an option to purchase the remaining 81.1% of ServoTech for $2,800 over the 15 month period following the Closing Date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        On September 7, 2010, the Company completed the acquisition of substantially all of the assets of IMW. On December 15, 2010, the Company acquired the ownership interests of Northstar. Subsequent to these acquisitions, the Company began to integrate these businesses into its internal control over financial reporting structure. As such, there have been changes during the quarter associated with the establishment of internal control over financial reporting with respect to IMW and Northstar. As of December 31, 2010, IMW and Northstar have been excluded from management's report of internal control over financial reporting as described below.

        There were no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Our management's evaluation excluded the business of our wholly owned subsidiaries, IMW Industries Ltd and Northstar (formerly Wyoming Northstar Incorporated, Southstar LLC and M&S Rental LLC), which constituted 8.4% and 0.3% of our total revenues during the year ended December 31, 2010, and 21.0% and 3.0% of our total assets as of December 31, 2010, respectively. In accordance with the guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition. Based on these criteria, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to the proxy statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference to the proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)(1)  Consolidated Financial Statements.

        The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2009 and 2010
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2009 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010
Notes to Consolidated Financial Statements

        (a)(2)  Financial Statement Schedules.

        The following financial statement schedule is filed as a part of this annual report on Form 10-K:

        Schedule II: Valuation and Qualifying Accounts

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

	Allowances for Doubtful Trade Receivables	Reserve for Excess and Obsolete Inventory	Allowance for Doubtful Notes Receivables
Balance at December 31, 2007	$502	$124	$1,251
Charges (benefit) to operations	387	105	142
Deductions	(231)	(160)	—

Balance at December 31, 2008	658	69	1,393
Charges (benefit) to operations	334	216	(1,119)
Deductions	(94)	(180)	(58)

Balance at December 31, 2009	898	105	216
Charges (benefit) to operations	264	553	—
Deductions	(460)	(458)	(123)

Balance at December 31, 2010	$702	$200	$93

        (a)(3)  Exhibits.

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
2.1	Purchase and Sale Agreement dated as of May 7, 2009 by and between Clean Energy and Exterran Energy Solutions, L.P.	Filed as Exhibit 2.1 to the Current Report on Form 8-K.	May 11, 2009

2.2	Stock Purchase Agreement dated September 23, 2009, by and among Clean Energy, a California corporation, BAF Technologies, Inc., a Kentucky corporation and All the Shareholders of BAF Technologies, Inc.	Filed as Exhibit 2.4 to the Current Report on Form 8-K.	September 29, 2009

2.3	Asset Purchase Agreement, dated July 1, 2010, among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation, and 0884810 B.C. Ltd., a British Columbia corporation, on the one hand, and I.M.W. Industries Ltd., a British Columbia corporation, 652322 B.C. Ltd., a British Columbia corporation, Miller Family Trust and Bradley N. Miller, on the other hand.	Filed as Exhibit 2.5 to the Current Report on Form 8-K.	July 6, 2010

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
2.4	Amendment to Asset Purchase Agreement, dated as of September 7, 2010, by and among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of Clean Energy—CA, and Clean Energy Compression Corp, a British Columbia corporation formerly known as 0884810 B.C. Ltd and a wholly-owned subsidiary of Canadian AcqCo, on the one hand, and I.M.W. Industries Ltd., a British Columbia Corporation, B&M Miller Equity Holdings Inc., a successor by amalgamation to 652322 B.C. Ltd., a British Columbia corporation, Bradley N. Miller, Marion G. Miller and Miller Family Trust, on the other hand.	Filed as Exhibit 2.6 to the Current Report on Form 8-K.	September 7, 2010

2.5	Securities Purchase Agreement, dated December 3, 2010, among Clean Energy, a California corporation, Wyoming Northstar Incorporated, a Wyoming corporation, Southstar LLC, a Wyoming limited liability company, M&S Rental, LLC, a Wyoming limited liability company, and the Sellers listed on Schedule I thereto.	Filed as Exhibit 2.7 to the Current Report on Form 8-K.	December 8, 2010

3.1	Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

3.1.1	Restated Certificate of Incorporation, as amended, by the Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated May 28, 2010.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.	August 9, 2010

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
4.1		Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.2		Registration Rights Agreement dated December 31, 2002.	Filed as Exhibit 4.2 to the Registration Statement on Form S-1, as amended.	September 6, 2006

4.3		Amendment No. 1 to Registration Rights Agreement, dated August 8, 2006.	Filed as Exhibit 4.3 to the Registration Statement on Form S-1, as amended.	September 6, 2006

4.4		Amendment No. 2 to Registration Rights Agreement dated May 1, 2007 between the Registrant and the shareholders named therein.	Filed as Exhibit 4.4 to the Registration Statement on Form S-1, as amended.	May 4, 2007

4.5		Form of Warrant to Purchase Common Stock.	Filed as Exhibit 4.5 to the Current Report on Form 8-K.	October 29, 2008

10.1	+	2002 Stock Option Plan, Amendment and Form of Stock Option Agreement.	Filed as Exhibit 10.1 to the Registration Statement on Form S-1, as amended.	September 6, 2006

10.2	+	Amended & Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.2 to the Current Report on Form 8-K.	May 19, 2009

10.3		Lease Agreement dated August 12, 1999 between the Registrant and Bixby Office Park Associates, LLC.	Filed as Exhibit 10.3 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.4		Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.5	+	Amended and Restated 2002 Stock Option Plan dated August 10, 2007.	Filed as Exhibit 99.1 to the Registration Statement on Form S-8.	August 14, 2007

10.6	+	Stock Option Agreement dated May 18, 2006 between the Registrant and G. Michael Boswell.	Filed as Exhibit 99.3 to the Registration Statement on Form S-8.	August 14, 2007

10.7	+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.8		Buyer's Order and Purchase Agreement dated April 12, 2006 between the Registrant and Inland Kenworth, Inc.	Filed as Exhibit 10.11 to the Registration Statement on Form S-1, as amended.	September 6, 2006

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.9		Trading Authorization dated March 23, 2006.	Filed as Exhibit 10.15 to the Registration Statement on Form S-1, as amended.	September 6, 2006

10.10		Investment Advisory Agreement dated July 24, 2006, between the Registrant and BP Capital LP.	Filed as Exhibit 10.20 to the Registration Statement on Form S-1, as amended.	September 6, 2006

10.11	†	Purchase and Sale Agreement dated November 3, 2005 among Clean Energy Texas LNG, LLC and the Sellers Named Therein.	Filed as Exhibit 10.21 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.12	†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.13		Warrant to Purchase Common Shares dated December 28, 2006 issued by the Registrant to Boone Pickens.	Filed as Exhibit 10.26 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.14		Obligation Transfer and Securities Purchase Agreement dated December 28, 2006, between the Registrant and Boone Pickens.	Filed as Exhibit 10.27 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.15		Investment Advisory Agreement dated March 9, 2007 between the Registrant and BP Capital LP.	Filed as Exhibit 10.30 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.16	+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

10.17		Subscription Agreement dated September 24, 2008 between the Registrant and Boone Pickens Interests, Ltd.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	September 25, 2008

10.18	†	LNG Sales Agreement dated October 17, 2007 between the Registrant and Spectrum Energy Services, LLC.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.	November 13, 2007

10.19	†	LNG Sales Agreement dated July 1, 2008 between the Registrant and Williams Four Corners LLC.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.20		Sixth Amendment to Lease Agreement dated August 1, 2008 among the Registrant, Clean Energy and Bixby Office Park, LLC.	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008

10.21	+	Amendment No. 1 to Amended and Restated 2002 Stock Option Plan.	Filed as Exhibit 10.36 to the Annual Filing on Form 10-K for the fiscal year ended 2007.	March 19, 2008

10.22		First Amendment to Base Contract for Sale and Purchase of Natural Gas dated November 1, 2008, between the Registrant and Shell Energy North America (US), L.P.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008

10.23		Guaranty dated November 7, 2008, by the Registrant in favor of Shell Energy North America (US), L.P.	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008

10.24	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	December 31, 2008

10.25	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Richard R. Wheeler.	Filed as Exhibit 99.2 to the Current Report on Form 8-K.	December 31, 2008

10.26	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 99.3 to the Current Report on Form 8-K.	December 31, 2008

10.27	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and James N. Harger.	Filed as Exhibit 99.4 to the Current Report on Form 8-K.	December 31, 2008

10.28		Credit Agreement among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 99.9 to the Current Report on Form 8-K.	August 21, 2008

10.29		First Amendment to Credit Agreement among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.47 to the Annual Filing on Form 10-K for the fiscal year ended 2008.	March 16, 2009

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.30		Second Amendment to Credit Agreement among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.48 to the Annual Filing on Form 10-K for the fiscal year ended 2008.	March 16, 2009

10.31		Third Amendment to Credit Agreement among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	May 11, 2009

10.32	†	Base Contract for Sale and Purchase of Natural Gas between Shell Energy North America (US), LP and Dallas Clean Energy, LLC.	Filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	August 10, 2009

10.33		First Amendment to Loan Agreement among Clean Energy and Dallas Clean Energy, LLC.	Filed as Exhibit 10.51 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	August 10, 2009

10.34		Fourth Amendment to Credit Agreement among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	November 9, 2009

10.35	†	Fleet Service Agreement between Bachman NGV, Inc. dba BAF Technologies and AT & T Services, Inc. dated February 22, 2008.	Filed as Exhibit 10.54 to the Annual Filing on Form 10-K for the fiscal year ended 2009.	March 10, 2010

10.36	†	Amendment No. 1 to the Fleet Service Agreement between Bachman NGV, Inc. dba BAF Technologies and AT & T Services, Inc. dated March 30, 2009.	Filed as Exhibit 10.55 to the Annual Filing on Form 10-K for the fiscal year ended 2009.	March 10, 2010

10.37	+	Employment Agreement dated February 17, 2010, between the Registrant and Barclay Corbus.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	February 18, 2010

10.38		Form of Year 1 Note, issued by Clean Energy Compression Corp. to I.M.W. Industries Ltd.	Filed as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.39		Form of Future Payment Note, issued by Clean Energy Compression Corp. to I.M.W. Industries Ltd.	Filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.40	Form of Security Agreement between Clean Energy Compression Corp. and I.M.W. Industries Ltd.	Filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.41	Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada.	Filed as Exhibit 10.60 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.42	Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada.	Filed as Exhibit 10.61 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.43	Form of Assumption Agreement, between I.M.W. Industries Ltd., IMW CNG Bangladesh Ltd., IMW Compressor Group (Shanghai) Co. Ltd., IMW Colombia Ltda., Bradley Norman Miller, Marion Miller, B&M Miller Equity Holdings Inc., Clean Energy Compression Corp., Clean Energy, 0884808 B.C. Ltd., and HSBC Bank Canada.	Filed as Exhibit 10.62 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.44	Form of General Security Agreement, between 0884808 B.C. Ltd. and HSBC Bank Canada.	Filed as Exhibit 10.63 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.45	Form of Guarantee, executed by 0884808 B.C. Ltd.	Filed as Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.46	Fifth Amendment to Credit Agreement among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.47	Seventh Amendment to Lease Agreement, dated September 23, 2010, between Clean Energy and BixbyBIT—Bixby Office Park, LLC.	Filed as Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.48		Limited Waiver and Consent, dated October 29, 2010, among the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.67 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

10.49		Amendment to Warrant Number SI-4, dated November 10, 2010.	Filed as Exhibit 10.68 to the Current Report on Form 8-K.	November 12, 2010

21.1	*	Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

31.1	*	Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Richard R. Wheeler, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Richard R. Wheeler, Chief Financial Officer.

99.1		Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

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

Date: March 10, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR Andrew J. Littlefair	President, Chief Executive Officer (Principal Executive Officer) and a Director	March 10, 2011
/s/ RICHARD R. WHEELER Richard R. Wheeler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2011
/s/ WARREN I. MITCHELL Warren I. Mitchell	Chairman of the Board and Director	March 10, 2011
/s/ VINCENT C. TAORMINA Vincent C. Taormina	Director	March 10, 2011
/s/ JOHN S. HERRINGTON John S. Herrington	Director	March 10, 2011
/s/ JAMES C. MILLER III James C. Miller III	Director	March 10, 2011
/s/ BOONE PICKENS Boone Pickens	Director	March 10, 2011
/s/ KENNETH M. SOCHA Kenneth M. Socha	Director	March 10, 2011