Form 10-Q
period 2011-03-31
Clean Energy Fuels Corp.
filed 2011-05-09
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 70,303,645 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2010 and March 31, 2011 (Unaudited)

(In thousands, except share data)

	December 31, 2010	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$55,194	$51,949
Restricted cash	2,500	4,893
Accounts receivable, net of allowance for doubtful accounts of $702 and $783 as of December 31, 2010 and March 31, 2011, respectively	45,645	32,318
Other receivables	27,280	16,194
Inventory, net	20,483	26,994
Prepaid expenses and other current assets	10,959	11,970
Total current assets	162,061	144,318
Land, property and equipment, net	211,643	217,384
Notes receivable and other long-term assets	15,059	40,048
Investments in other entities	10,748	14,161
Goodwill	71,814	71,814
Intangible assets, net	112,174	109,438
Total assets	$583,499	$597,163
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,712	$23,166
Accounts payable	28,635	20,614
Accrued liabilities	28,137	29,012
Deferred revenue	17,507	12,466
Total current liabilities	96,991	85,258
Long-term debt and capital lease obligations, less current portion	41,704	64,492
Other long-term liabilities	28,588	28,979
Total liabilities	167,283	178,729
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 69,610,098 shares and 70,269,071 shares at December 31, 2010 and March 31, 2011, respectively	7	7
Additional paid-in capital	569,202	580,473
Accumulated deficit	(151,926)	(161,678)
Accumulated other comprehensive loss	(3,996)	(3,991)
Total Clean Energy Fuels Corp. stockholders’ equity	413,287	414,811
Noncontrolling interest in subsidiary	2,929	3,623
Total stockholders’ equity	416,216	418,434
Total liabilities and stockholders’ equity	$583,499	$597,163

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2011

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2011
Revenue:
Product revenues	$34,273	$58,532
Service revenues	4,716	6,809
Total revenues	38,989	65,341
Operating expenses:
Cost of sales:
Product cost of sales	25,496	43,850
Service cost of sales	2,063	3,154
Derivative (gains) losses:
Series I warrant valuation	18,605	3,300
Selling, general and administrative	13,649	18,030
Depreciation and amortization	4,991	7,210
Total operating expenses	64,804	75,544
Operating income (loss)	(25,815)	(10,203)
Interest income (expense), net	109	(820)
Other income	43	601
Income from equity method investments	77	211
Loss before income taxes	(25,586)	(10,211)
Income tax (expense) benefit	1,203	735
Net loss	(24,383)	(9,476)
Income (loss) of noncontrolling interest	16	(277)
Net loss attributable to Clean Energy Fuels Corp.	$(24,367)	$(9,753)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic and diluted	$(0.41)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	60,156,352	70,096,000

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2011

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(24,383)	$(9,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,991	7,210
Asset impairments	—	45
Provision for doubtful accounts and notes receivables	75	79
Gain on disposal of assets	(43)	—
Derivative loss	18,605	3,300
Stock-based compensation expense	3,040	3,377
Accretion of notes payable	—	720
Loss (gain) on contingent consideration for acquisitions	300	(696)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(2,678)	24,388
Inventory	(1,205)	(6,511)
Margin deposits on futures contracts	(2,560)	1,760
Prepaid expenses and other assets	1,051	(1,379)
Accounts payable	(1,392)	(8,021)
Accrued expenses and other	3,232	(4,899)
Net cash provided by (used in) operating activities	(967)	9,897
Cash flows from investing activities:
Purchases of property and equipment	(8,798)	(10,816)
Proceeds from sale of property and equipment	73	—
Restricted cash related to DCEMB bond offering	—	(27,061)
Investments in other entities	(77)	(2,700)
Net cash used in investing activities	(8,802)	(40,577)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	9,240	394
Proceeds from capital lease obligations and debt instruments	—	41,548
Proceeds from revolving line of credit	—	10,240
Proceeds from minority interest DCE equity contribution	—	417
Payments for debt issuance costs	—	(1,767)
Repayment of borrowing under revolving line of credit	—	(7,340)
Repayment of capital lease obligations and debt instruments	(243)	(15,199)
Net cash provided by financing activities	8,997	28,293
Effect of exchange rates on cash and cash equivalents	—	(858)
Net decrease in cash	(772)	(3,245)
Cash, beginning of period	67,087	55,194
Cash, end of period	$66,315	$51,949
Supplemental disclosure of cash flow information:
Income taxes paid	$157	$597
Interest paid, net of approximately $98 and $118 capitalized, respectively	94	131

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

Note 1—General

Nature of Business:  Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company”) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States. Beginning September 7, 2010 with its acquisition of I.M.W. Industries, Ltd. (“IMW”), the Company began selling certain equipment and services internationally. The Company has a broad customer base in a variety of markets, including public transit, refuse, airports and regional trucking. The Company operates, maintains or supplies approximately 238 natural gas fueling locations in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Rhode Island, Texas, Virginia, Washington and Wyoming within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through operation and maintenance (“O&M”) agreements with certain customers, through building and selling or leasing natural gas fueling stations to its customers, and through financing its customers’ vehicle purchases. In April 2008, the Company opened its first compressed natural gas (“CNG”) station in Lima, Peru through the Company’s joint venture, Clean Energy del Peru. In August 2008, the Company acquired 70% of the outstanding membership interests of Dallas Clean Energy, LLC (“DCE”). DCE owns a facility that collects, processes and sells renewable biomethane collected from a landfill in Dallas, Texas. On October 1, 2009, the Company acquired 100% of BAF Technologies, Inc. (“BAF”), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, the Company acquired 100% of IMW, a company engaged in the manufacturing and servicing of natural gas fueling compressors and related equipment. On December 15, 2010, the Company acquired 100% of Wyoming Northstar Incorporated, Southstar, LLC, and M&S Rental LLC (collectively “Northstar”), a provider of design, engineering, construction and maintenance services for liquefied natural gas (“LNG”) and liquefied to compressed (“LCNG”) fueling stations.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2010 and 2011. All intercompany accounts and transactions have been eliminated in consolidation. The three month periods ended March 31, 2010 and 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2011.

Use of Estimates:  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Current economic conditions may require the use of additional estimates and these estimates may be subject to a greater degree of uncertainty as a result of the uncertain economy.

Note 2—Acquisitions

Operating and Maintenance Contracts

In May and June 2009, the Company acquired four compressed natural gas operations and maintenance services contracts for $5,645 in cash. The Company recorded $537 to tangible assets and $5,108 of intangible assets related to customer relationships, which are being amortized over their expected lives of eight years. The results of operations of the acquired contracts are included in the Company’s consolidated financial statements from their acquisition dates forward, which are May 2009 for two of the contracts and June 2009 for the remaining two contracts. In addition, as part of the acquisition, the Company became the custodian of certain customer-owned inventories that it is required to replenish when the contracts expire. The customer-owned inventory was valued by the Company as an asset at $986 with a corresponding balance of $986 recorded as a liability on the acquisition dates of the contracts. During the fourth quarter of 2010, the Company recorded a charge of $1,531 related to the impairment of an intangible asset originally recorded with this acquisition.

Vehicle Conversion

On October 1, 2009, the Company purchased all the outstanding shares of BAF, under a stock purchase agreement. The Company paid an aggregate of $8,467 to acquire BAF. Pursuant to the terms of the agreement, the purchase price was reduced by the amount of BAF’s outstanding debt, which was repaid in full at closing. Due to the fact that approximately $3,790 of BAF’s outstanding debt, including interest, was held by a subsidiary of the Company, the Company paid a net amount of approximately $4,717 in cash to acquire BAF at the closing. The former BAF shareholders are also eligible to receive additional consideration based on BAF achieving certain gross profit targets in 2010 and 2011. The additional consideration is determined as a percentage of gross profit based on a sliding scale that increases at certain gross profit levels, subject to achieving a minimum gross profit target and capped by a maximum additional payment amount. For 2010, the Company accrued approximately $2,080 in additional consideration payable to the former BAF shareholders as a result of BAF’s performance during the year. For 2011, the former shareholders of BAF will receive between one and twenty-one percent of the gross profit of BAF as additional consideration if BAF achieves $8,500 or more in gross profit, up to a maximum of $11,000 in additional consideration (which maximum amount would be payable if BAF achieved approximately $52,400 in gross profit in 2011).

The Company accounted for this acquisition in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed at the acquisition date at their fair values as of that date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$4,820
Property, plant and equipment	158
Identifiable intangible assets	10,660
Goodwill	774
Total assets acquired	16,412
Current liabilities assumed	(4,845)
Total purchase price	$11,567

The Company allocated approximately $10,660 of the purchase price to the identifiable intangible assets related to customer relationships, engine certifications and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives of 1.5 to 8 years. In addition, the Company allocated $774 to goodwill as part of the acquisition and recorded a contingent liability of $3,100 related to the possible consideration owed to BAF shareholders if BAF achieves certain gross profit targets in 2010 and 2011. Under the accounting guidance the Company must follow for this acquisition, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. The Company recorded a gain of $0.1 million during the quarter ended March 31, 2011, compared to a loss of $0.3 million during the quarter ended March 31, 2010. These amounts are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. At March 31, 2011, the fair value of the contingent consideration was approximately $3,000.

The results of BAF’s operations have been included in the Company’s consolidated financial statements since October 1, 2009.

Natural Gas Fueling Compressors

On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the advanced natural gas fueling compressor and related equipment manufacturing and servicing business of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has other sales and service offices in Bangladesh, Colombia and the United States.

In connection with the closing of the Company’s acquisition of IMW, a subsidiary of the Company (the “Acquisition Subsidiary”) paid an upfront cash payment of approximately $15,034 and issued 4,017,408 shares of the Company’s common stock at closing to IMW’s shareholder. The issued shares were registered and available for immediate resale by the IMW shareholder. An additional $288 was paid by the Acquisition Subsidiary when the Chinese regulatory authorities subsequently approved the transfer of IMW Compressors (Shanghai) Co. Ltd. to the Acquisition Subsidiary. The Acquisition Subsidiary also issued the following promissory notes to the IMW shareholder (collectively, the “IMW Notes”): (i) a promissory note with a principal amount of $12,500 that was paid on January 31, 2011, (ii) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2012, (iii) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2013, and (iv) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2014. Each payment under the IMW Notes will consist of $5,000 in cash and $7,500 in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Company’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. On January 31, 2011, the Company paid $5,000 in cash and issued 601,926 shares to the IMW shareholder to settle the IMW Note due on that date.

IMW’s former shareholder may also receive additional contingent consideration based on future gross profits earned by IMW over the next four years. The additional contingent consideration is subject to achieving minimum gross profit targets and will be determined based on a sliding scale that increases at certain gross profit levels. During the four-year period during which these earn-out payments may be made, the former shareholder of IMW will receive between zero and 23% of the gross profit of IMW as additional consideration, up to a maximum of $40,000 in the aggregate (which maximum would be payable if IMW achieves approximately $174,000 in gross profit over the four-year period during which these earn-out payments may be made).

The Company accounted for this acquisition in accordance with FASB authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values, as of the date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$27,149
Property, plant and equipment	2,559
Identifiable intangible assets	81,400
Goodwill	45,049
Total assets acquired	156,157
Liabilities assumed	(25,986)
Total purchase price	$130,171

Management allocated approximately $81,400 of the purchase price to the identifiable intangible assets related to technology, customer relationships, non-compete agreements, and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years. In addition, management allocated $45,049 to goodwill as part of the acquisition and recorded a contingent liability of $9,300 related to the additional contingent consideration described above. Under FASB authoritative guidance, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. The Company recorded a gain of approximately $617 during the quarter ended March 31, 2011.  This amount is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. At March 31, 2011, the fair value of the contingent consideration was $7,483.

As of May 9, 2011, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted retroactively. The final purchase price allocation is pending the consideration of income tax related matters.

The results of operations of IMW have been included in the Company’s consolidated financial statements since September 7, 2010.

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

The Company accounted for this acquisition in accordance with FASB authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values, as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 15, 2010:

Current assets	$4,434
Property, plant and equipment	941
Identifiable intangible assets	3,350
Goodwill	5,228
Total assets acquired	13,953
Liabilities assumed	(3,648)
Total purchase price	$10,305

Management allocated $3,350 of the purchase price to the identifiable intangible assets, $2,250 of which is related to non-compete agreements, customer relationships, and backlog. The fair value of these identifiable intangibles will be amortized on a straight-line basis over their estimated useful lives ranging from one to ten years. The Company also allocated $1,100 of the purchase price to trademarks, which management believes has an indefinite useful life. In addition, management allocated $5,228 to goodwill as part of the acquisition.

As of May 9, 2011, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted retroactively. The final purchase price allocation is pending the consideration of income tax related matters.

The results of Northstar’s operations have been included in the Company’s consolidated financial statements since December 15, 2010.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

Note 4—Derivative Transactions

The Company marks to market its open futures positions at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the condensed consolidated statements of operations or in accumulated other comprehensive income in the condensed consolidated balance sheets in accordance with FASB authoritative guidance. The Company recorded unrealized (gains) losses of $3,865 and $(708), in other comprehensive income (loss) for the three month periods ended March 31, 2010 and 2011, respectively, related to its futures contracts. Of the $3,363 liability for the Company’s future contracts at March 31, 2011, $2,851 is included in accrued liabilities for the short-term amount, and $512 is included in other long-term liabilities for the long-term amount in the Company’s consolidated balance sheet as of March 31, 2011. Of the $3,706 liability for the Company’s futures contracts at March 31, 2010, $1,913 is included in accrued liabilities for the short-term amount, and $1,793 is included in other long-term liabilities for the long-term amount in the Company’s condensed consolidated balance sheet as of March 31, 2010. The Company’s ineffectiveness related to its futures contracts during the three month periods ended March 31, 2010 and 2011 were insignificant. For the three months ended March 31, 2010 and 2011, the Company recognized a gain of approximately $213 and a loss of approximately $751, respectively, in cost of sales in the accompanying condensed consolidated statement of operations related to its futures contracts that were settled during the respective periods.

The following table presents the notional amounts and weighted-average fixed prices per gasoline gallon equivalent of the Company’s natural gas futures contracts as of March 31, 2011:

	Gallons	Weighted Average Price Per Gasoline Gallon Equivalent
April to December, 2011	8,800,000	$0.82
2012	5,160,000	$0.81
January to May, 2013	300,000	$0.81

Note 5—Other Receivables

Other receivables at December 31, 2010 and March 31, 2011 consisted of the following:

	December 31, 2010	March 31, 2011
Loans to customers to finance vehicle purchases	$1,013	$990
Capital lease receivables	273	266
Accrued customer billings	1,976	5,306
Advances to vehicle manufacturers	3,603	3,444
Fuel tax and carbon credits	17,577	3,709
Other	2,838	2,479
	$27,280	$16,194

Note 6—Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Management’s estimate of market includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2010 and March 31, 2011:

	December 31, 2010	March 31, 2011
Raw materials and spare parts	$17,634	$24,079
Work in process	1,196	1,055
Finished goods	1,653	1,860
Total	$20,483	$26,994

Note 7—Land, Property and Equipment

Land, property and equipment at December 31, 2010 and March 31, 2011 are summarized as follows:

	December 31, 2010	March 31, 2011
Land	$1,198	$1,198
LNG liquefaction plants	92,856	92,924
Station equipment	91,492	98,278
LNG trailers	12,020	12,020
Other equipment	24,478	26,940
Construction in progress	53,386	54,125
	275,430	285,485
Less: accumulated depreciation	(63,787)	(68,101)
	$211,643	$217,384

Note 8—Investments in Other Entities

Through March 31, 2011, the Company has invested approximately $12,003 in The Vehicle Production Group LLC (“VPG”), a company that is developing a natural gas vehicle made in the United States for taxi and paratransit use. The Company accounts for its investment in VPG under the cost method of accounting as the Company does not have the ability to exercise significant influence over VPG’s operations.

On February 25, 2011 (the “Closing Date”), the Company paid $1,200 for a 19.9% interest in ServoTech Engineering, Inc. (“ServoTech”), a company that provides design and engineering services for natural gas fueling systems among other services. The Company also has an option to purchase the remaining 81.1% of ServoTech for $2,800 over the 15 month period following the Closing Date. The Company accounts for its interest using the equity method of accounting as the Company has the ability to exercise significant influence over ServoTech’s operations.

Note 9—Accrued Liabilities

Accrued liabilities at December 31, 2010 and March 31, 2011 consisted of the following:

	December 31, 2010	March 31, 2011
Salaries and wages	$2,218	$1,844
Accrued gas and equipment purchases	6,995	9,968
Derivative liability	3,060	2,851
Accrued refund of tax credits	880	309
Contingent consideration obligations	3,493	3,299
Accrued property and other taxes	3,999	2,039
Accrued professional fees	670	620
Accrued employee benefits	1,659	1,497
Accrued warranty liability	2,338	2,483
Other	2,825	4,102
	$28,137	$29,012

Note 10—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following tables:

	March 31, 2010	March 31, 2011
Warranty liability at beginning of year	$1,136	$2,338
Assumed liability through acquisitions	—	—
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	253	405
Service obligations honored	(58)	(260)
Warranty liability at end of period	$1,331	$2,483

Note 11—Long-term Debt

In conjunction with the Company’s acquisition of its 70% interest in Dallas Clean Energy, LLC (“DCE”), on August 15, 2008, the Company entered into a credit agreement (“Credit Agreement”) with PlainsCapital Bank (“PCB”). The Company borrowed $18,000 (the “Facility A Loan”) to finance the acquisition of its membership interests in DCE. The Company also obtained a $12,000 line of credit from PCB to finance capital improvements of the DCE processing facility and to pay certain costs and expenses related to the acquisition and the PCB loans (the “Facility B Loan”).

On October 7, 2009, the Facility A Loan was repaid in full and converted into a $20,000 line of credit (the “A Line of Credit”) pursuant to an amendment to the Credit Agreement. On August 13, 2010, the Credit Agreement was amended to extend the maturity date of the A Line of Credit to August 14, 2011 and add an unused facility fee. The amendment also provides for a 1-year option to extend the maturity date to August 14, 2012, subject to the Company not being in default on the A Line of Credit. The unused facility fees are to be paid quarterly, in an amount equal to one-tenth of one percent (0.10%) of the unused portion. As of March 31, 2011, the Company did not have any amounts outstanding under the A Line of Credit.

The principal amount of the Facility B Loan became due and payable in annual payments commencing on August 1, 2009, and continuing each anniversary date thereafter, with each such payment being in an amount equal to the lesser of twenty percent of the aggregate principal amount of the Facility B Loan then outstanding or $2,800. Pursuant to an amendment to the Facility B loan between the Company and PCB dated November 1, 2010, PCB agreed to forgo the scheduled payment due from the Company on August 1, 2010 in the amount of $2,059 until January 31, 2011, which payment was made on such date. On March 31, 2011, the Company paid in full the remaining principal and interest that was due under the Facility B Loan.

Interest accrues daily on the amounts outstanding under the Credit Agreement at the greater of the prime rate of interest for the United States plus 0.50% per annum, or 5.50% per annum. The Company paid a facility fee of $300 in August 2008 in connection with the Credit Agreement. As of March 31, 2011, the unamortized balance of the facility fee was $86. Amortization of the facility fee is recorded as additional interest expense in the condensed consolidated statements of operations.

The Credit Agreement requires the Company to comply with certain covenants. The Company may not incur indebtedness or liens except as permitted by the Credit Agreement, or declare or pay dividends. The Company must maintain, on a quarterly basis, minimum liquidity of not less than $6,000, accounts receivable balances, as defined, of not less than $8,000, consolidated net worth, as defined, of not less than $150,000, and a debt to equity ratio, as defined, of not more than 0.3 to 1.0. Beginning in the quarter ended June 30, 2009, the Company must also maintain a minimum debt service ratio, as defined, of 1.5 to 1.0 at each quarter end. In computing these amounts, the Company excludes the financial results and amounts of IMW. Effective in the fourth quarter of 2008, the Company established a lock-box arrangement with PCB subject to the Credit Agreement. Funds from the Company’s customers are remitted to the lock-box and then deposited to a PCB bank account. The remitted funds are not used to pay-down the balance of the Credit Agreement. However, if the Company defaults on the Credit Agreement, all of the obligations under the Credit Agreement will become immediately due and payable and all funds received in the Company’s lock-box held by PCB will be applied to the balance due on the A Line of Credit. One of the events of default is the occurrence of a “material adverse change,” which is a subjective acceleration clause. Based on the authoritative guidance for balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box arrangement, the Company has classified its debt pursuant to the Credit Agreement as short-term or long-term, as appropriate, and believes that the likelihood of an event of default is more than remote, but not more likely than not.

One of the Company’s bank covenants is a requirement to maintain accounts receivable balances from certain subsidiaries above $8,000 at each quarter end during the term. Because the Company’s revenues are dependent on the price of natural gas and the volume of natural gas the Company delivers, to the extent natural gas prices fall or the Company’s volumes decline, the Company could violate this covenant in the future. Beginning with the quarter ended June 30, 2009, the Company is required to maintain a debt service ratio, as defined, of not less than 1.5 to 1.0. To the extent the Company’s operating results do not materialize as planned, the Company could violate this covenant in the future. As of March 31, 2011, the Company was in compliance with its covenants. The Credit Agreement is secured by the Company’s interest in DCE, certain of the Company’s accounts receivable and inventory balances and 45 of the Company’s LNG tanker trailers. The net book value of the collateral securing the PCB loans was approximately $45,932 at March 31, 2011. The Company maintains $2,500 in a payment reserve account at PCB. PCB may, in the event of a default, withdraw funds from the account to apply to the principal and interest payments due on the A Line of Credit. Such amount is included as restricted cash in the Company’s condensed consolidated balance sheet at March 31, 2011.

In conjunction with the DCE acquisition mentioned above, the Company also entered into a Loan Agreement with DCE (the “DCE Loan”) to provide secured financing of up to $14,000 to DCE for future capital expenditures or other uses as agreed to by the Company, in its sole discretion. On March 31, 2011, the entire amount of unpaid principal and interest due under the DCE Loan was paid to the Company.  The interest income related to the DCE Loan was eliminated in the accompanying condensed consolidated statements of operations.

On March 25, 2011, the Company’s 70% owned subsidiary, Dallas Clean Energy McCommas Bluff, LLC, a Delaware limited liability company (“DCEMB”), arranged for a $40,200 tax-exempt bond issuance (the “Revenue Bonds”). The Revenue Bonds will be repaid from the revenue generated by DCEMB from the sale of renewable natural gas (or biomethane). The Revenue Bonds are secured by the revenue and assets of DCEMB and are non-recourse to DCEMB’s direct and indirect parent companies, including the Company. The bond repayments are amortized through December 2024 and the average coupon interest rate on the bonds is 6.60%. The bond issuance closed March 31, 2011.

The bond proceeds will primarily be used to finance further improvements and expansion of the landfill gas processing facility owned by DCEMB at the McCommas Bluff landfill outside of Dallas, Texas. A portion of the proceeds were used to retire the DCE Loan. The Company, in turn, used the proceeds from the payoff of the DCE Loan to repay approximately $8,000 owed by the Company to PCB under the Facility B Loan on March 31, 2011.

Pursuant to the Loan Agreement, dated as of January 1, 2011 (the “Loan Agreement”), between the Company’s 70% owned subsidiary DCEMB and the Mission Economic Development Corporation (the “Issuer”), DCEMB has covenanted with the Issuer to make loan repayments equal to the principal and interest coming due on the Revenue Bonds. Pursuant to the Trust Indenture, dated as of January 1, 2011 (the “Indenture”), the Issuer has pledged and assigned to the Trustee all of the Issuer’s right, title and interest in and to the Loan Agreement (with certain specified exceptions) and the Note described below.  DCEMB executed a promissory note, dated March 31, 2011 (the “Note”), as evidence of its obligations under the Loan Agreement.

The obligations of DCEMB under the Loan Agreement are secured by a Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 1, 2011 (the “Deed of Trust”), executed by DCEMB in favor of the deed of trust trustee named therein for the benefit of the Trustee.  In addition, DCEMB executed a Security Agreement (the “Security Agreement”), as security for its obligations, pursuant to which DCEMB granted to the Trustee a security interest in all right, title and interest of DCEMB to the Collateral (as defined in the Security Agreement), which includes, but is not limited to, DCEMB’s rights, title and interest in any gas sale agreements, including the gas sale agreement with Shell Energy North America (US), L.P. (the “Shell Gas Sale Agreement”), and the funds and accounts held under the Indenture.

Pursuant to a Consent and Agreement, by and between Shell Energy, The Bank of New York Mellon Trust Company, N.A., as Depository Bank, DCEMB and the Trustee (the “Depository Bank”), dated as of January 1, 2011 (the “Consent Agreement”), Shell Energy agreed to make all payments due to DCEMB under the Shell Gas Sale Agreement to the Depository Bank.  In addition, other revenues generated through the sale of gas produced at the facility will be paid directly to the Depository Bank pursuant to a Depository and Control Agreement, dated as of January 1, 2011 (the “Depository Agreement”), among DCEMB, the Trustee and the Depository Bank.

All payments received by the Depository Bank will be placed into various accounts in accordance with the requirements of the Indenture and the Depository Agreement.  The funds in these accounts will be used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the Depository Agreement. The Depository Bank will make payments out of these accounts in accordance with the requirements of the Depository Agreement. At the end of each month after all required account fundings have been fulfilled in accordance with the Depository Agreement, all remaining excess funds will be placed into a Surplus Account. The funds in the Surplus Account will be delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined by the Indenture and the Loan Agreement, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1.3 million.  Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months from the Depository Bank for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current in the line item notes receivable and other long term assets.  At March 31, 2011, $24,668 was included in long term assets in the accompanying condensed consolidated balance sheet.

The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply.  As of March 31, 2011, DCEMB was in compliance with all its debt covenants.

Pursuant to a collateral assignment and Consent and Agreement with Atmos Pipeline - Texas (“Atmos”), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of the Company with Atmos.

In connection with the closing of the Company’s acquisition of IMW, the Company issued the IMW Notes (see note 2).

Also in connection with the closing of the Company’s acquisition of IMW, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with HSBC Bank Canada (“HSBC”), which was amended on March 29, 2011, pursuant to which the Company assumed the obligations and liabilities of IMW under the following arrangements, as amended, with HSBC (collectively, the “IMW Lines of Credit”):

(i)                                    An operating line of credit with a limit of $10,000 in Canadian dollars (“CAD”) bearing interest at prime plus 1.25%, to assist in financing the day-to-day working capital needs of IMW.

(ii)                                 A bank guarantee line with a limit of CAD$3,000, which allows IMW to provide guarantees and/or standby letters of credit to overseas suppliers or bid/performance deposits on contracts.

(iii)                              A forward exchange contract line with a limit of CAD$13,750. The forward exchange contract line allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at March 31, 2011).

(iv)                             A MasterCard limit with a maximum amount of CAD$150.

(v)                                An operating line with a limit of 5,000 Renminbi (“RMB”) (CAD$743) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB.  The aggregate of the balances in the sub-limit lines cannot exceed 5,000 RMB.

(vi)                             A 16,750 Bengali Taka (CAD$239) operating line of credit bearing interest at 14%.

(vii)                          A 170,000 Columbian Peso (CAD$88) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 9%.

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

The Assumption Agreement with HSBC also includes certain financial covenants. Among these financial covenants are that IMW shall not permit: 1) its ratio of debt to tangible net worth to be greater than 3.25 to 1.0 until December 31, 2010 and greater than 4.0 to 1.0 on or after January 1, 2011 and greater than 3.0 to 1.0 on or after July 1, 2011, 2) its tangible net worth to at anytime be below CAD$3,000 and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1.0 until December 31, 2010 and less than 1.25 to 1.0 on or after January 1, 2011. IMW was in compliance with the financial covenants as of March 31, 2011.

In addition, the Company and IMW agreed that should the making of any scheduled payment by IMW to the seller of IMW under the IMW Notes result in IMW being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, the Company shall furnish IMW with the funds needed to remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security. Further, the Company and IMW agreed that should IMW make any future earn-out payments to the seller of IMW in connection with the acquisition of IMW, and should the making of such earn-out payments result in IMW being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, then the Company shall furnish IMW with the funds needed to make such earn-out payments and remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security.

In connection with the closing of the Company’s acquisition of Northstar, the Company agreed to make future payments consisting of five annual payments in the amount of $700 each with the first payment due December 15, 2011.  The carrying amount of these notes at March 31, 2011 was $2,946.  The difference between the carrying amount and the face amount will be accreted to interest expense over the remaining term of the notes.

Long-term debt at December 31, 2010 and March 31, 2011 consisted of the following:

	December 31, 2010	March 31, 2011
Facility B loan	$9,909	$—
IMW future payment notes	44,568	33,366
Northstar future payments	2,900	2,946
DCE notes	435	585
DCEMB notes	—	40,200
IMW assumed debt	4,626	7,669
Capital lease obligations	1,978	2,892
Total debt and capital lease obligations	64,416	87,659
Less amounts due within one year and short-term borrowings	(22,712)	(23,166)
Total long-term debt and capital lease obligations	$41,704	$64,492

Note 12—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2010	2011
Basic and diluted:
Weighted-average number of common shares outstanding	60,156,352	70,096,000

Certain securities were excluded from the diluted earnings per share calculations for the three months ended March 31, 2010 and 2011, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of March 31, 2010 and 2011 for these instruments are as follows:

	March 31,
	2010	2011
Options	9,446,610	10,705,519
Warrants	18,314,394	17,130,682

Note 13—Comprehensive Loss

The following table presents the Company’s comprehensive loss for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Net loss attributable to Clean Energy Fuels Corp.	$(24,367)	$(9,753)
Derivative unrealized gains (losses)	(3,865)	708
Foreign currency translation adjustments	69	(702)
Comprehensive loss	$(28,163)	$(9,747)

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended March 31,
	2010	2011
Stock options:
Stock-based compensation expense	$3,040	$3,377
Income tax benefit	—	—
Stock-based compensation expense, net of tax	$3,040	$3,377

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	10,433,551	$10.09
Options granted	571,000	13.97
Options exercised	(57,047)	6.90
Options forfeited	(241,985)	16.24
Outstanding, March 31, 2011	10,705,519	$10.17	7.6	$66,441
Exercisable, March 31, 2011	7,045,206	$9.04	6.1	$51,700

As of March 31, 2011, there was $26,223 of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 1.56 years. The total fair value of shares vested during the three months ended March 31, 2011 was $1,799.

All of the Company’s unvested options issued prior to October 2005 vested in October 2005 when the Company experienced a change in control in accordance with the 2002 Plan. The Company plans to issue new shares to its employees upon the employees’ exercise of their options. The intrinsic value of all options exercised during the three months ended March 31, 2010 and 2011 was $11,676 and $541, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2011:

Three Months Ended March 31, 2011
Dividend yield	0.00%
Expected volatility	72.15% to 72.43%
Risk-free interest rate	2.47% to 2.71%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the three months ended March 31, 2010 and 2011, were $11.91, and $9.11, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company’s historical volatility for a period commensurate with the expected life of the options granted, the Company’s historical volatility, and the Company’s implied future volatility. The expected lives used during the periods were based on the weighted-average of the historical exercise behavior of prior options granted and the estimated future exercise date of the options outstanding. The risk free rates used during the year were based on the U.S. Treasury yield curve at the time of grant. The Company recorded $3,040 and $3,377 of stock option expense during the three months ended March 31, 2010 and 2011, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Note 15—Environmental Matters, Litigation, Claims, Commitments and Contingencies

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

Note 16—Income Taxes

The Company is required to recognize the impact of a tax position in its financial statements if the position is more likely than not of being sustained by the taxing authority upon examination, based on the technical merits of the position. The Company accrues interest based on the difference between a tax position recognized in the financial statements and the amount claimed on its returns at statutory interest rates. The net interest incurred was immaterial for the three months ended March 31, 2010 and 2011. Further, the Company accrues penalties if the tax position does not meet the minimum statutory threshold to avoid penalties. No penalties have been accrued by the Company. The Company’s unrecognized tax benefits as of March 31, 2011 are unchanged from December 31, 2010.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2006 through 2010 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2007 or state examinations for years before 2006.  On July 15, 2010, the Internal Revenue Service (“IRS”) sent the Company a letter disallowing approximately $5,073 related to certain claims the Company made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program. The Company believes its claims were properly made and has appealed the IRS’s request for payment.

The Company’s tax benefit for the period ended March 31, 2010 includes a refund of approximately $1,300 of alternative minimum taxes previously paid attributable to the Company’s election of the extended net operating loss five-year carryback provision under the Worker, Homeownership, and Business Assistance Act of 2009.

Note 17—Fair Value Measurements

The Company follows the FASB authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

During the three months ended March 31, 2011, the Company’s financial instruments consisted of natural gas futures contracts, debt instruments, contingent consideration related to its acquisitions, and its Series I warrants. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts. The Company uses projected financial results for the respective entities, discounted to reflect the time value of money, to value its contingent consideration obligations. The fair market value of the Company’s debt instruments approximated their carrying values at March 31, 2010 and 2011. The Company uses either a Monte Carlo simulation model or the Black-Scholes model, depending on the current terms, to value the Series I warrants. The Company considers a variety of market data with observable inputs when estimating the expected volatility used in the model. For example, the Company considers the historical volatilities of its competitors, the call option value of convertible bonds of certain peer group entities and the implied volatilities of its exchange traded stock options. The Company also uses the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolates the data over the remaining term of the Series I warrants, which was approximately 5.08 years as of March 31, 2011. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value determination in the table below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

Description	Balance at March 31, 2011	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas futures contracts	$3,363	$—	$3,363	$—
Contingent consideration obligations	10,483	—	—	10,483
Series I warrants	17,448	—	—	17,448

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Liabilities: Contingent Consideration	March 31, 2010	March 31, 2011
Beginning Balance	$3,100	$11,200
Business combinations	—	—
Total (gain) loss included in earnings	300	(717)
Payments	—	—
Transfers In/Out	—	—
Ending Balance	$3,400	$10,483

Liabilities: Series I Warrants	March 31, 2010	March 31, 2011
Beginning Balance	$29,741	$14,148
Total loss included in earnings	18,605	3,300
Issuance of warrants	—	—
Exercise of warrants	—	—
Transfers In/Out	—	—
Ending Balance	$48,346	$17,448

Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). In addition, the changes require a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  These changes were applied to the disclosures in note 17 to the Company’s condensed consolidated financial statements contained elsewhere herein.

On January 1, 2011, the Company adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company’s goodwill (2010 fourth quarter), the adoption of this pronouncement did not have any impact on the Company’s condensed consolidated financial statements.

On January 1, 2011, the Company adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing requirements for supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this pronouncement did not have any impact on the Company’s condensed consolidated financial statements.

Note 19—Volumetric Excise Tax Credit (VETC)

The Company records its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the three month periods ended March 31, 2010 and 2011, were $0 and $4,217, respectively. The legislation providing for VETC was reinstated in the fourth quarter of 2010, made retroactive to January 1, 2010 and extended to December 31, 2011. During the fourth quarter of 2010, the Company recorded $16,042 of VETC revenue, which included $3,595 related to the three month period ended March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 10, 2011, as well as the consolidated financial statements and notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2010 Annual Report on Form 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2010 Annual Report on Form 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

We provide natural gas solutions for vehicle fleets primarily in the United States. Our primary business activity is selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) vehicle fuel to our customers. We also build, operate and maintain fueling stations, manufacture and service advanced natural gas fueling compressors, and related equipment, process and sell renewable biomethane and provide natural gas vehicle conversions. Our customers include fleet operators in a variety of markets, such as public transit, refuse hauling, airports, taxis and regional trucking. In April 2008, we opened our first CNG station in Lima, Peru, through our joint venture, Clean Energy del Peru. In August 2008, we acquired 70% of the outstanding membership interests of DCE. DCE owns a facility that collects, processes and sells renewable biomethane at the McCommas Bluff landfill in Dallas, Texas. On October 1, 2009, we acquired 100% of BAF Technologies, Inc. (“BAF”), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, we completed the purchase of IMW, a company that manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment. On December 15, 2010, we acquired Northstar, which provides design, engineering, construction and maintenance services for LNG and liquefied to compressed natural gas (“LCNG”) fueling stations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Sources of revenue.  We generate the vast majority of our revenue from selling CNG and LNG and providing operations and maintenance services to our customers. The balance of our revenue is provided by designing and constructing natural gas fueling stations, financing our customers’ natural gas vehicle purchases, sales of pipeline quality biomethane produced by DCE, sales of natural gas vehicle conversions through our wholly owned subsidiary BAF, and commencing on September 7, 2010, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW. In addition, on December 15, 2010, we began generating revenue from LNG and LCNG fueling station design, engineering, construction and maintenance services through Northstar.

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide operating and maintenance (“O&M”) services, but do not directly sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru, plus (iv) our proportionate share of the gasoline gallon equivalents of biomethane produced and sold as pipeline quality natural gas by DCE), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss). The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010, presents our key operating data for the years ended December 31, 2008, 2009, and 2010 and for the three months ended March 31, 2010 and 2011:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
CNG	47.6	67.9	81.4	19.2	22.7
Biomethane	2.0	6.4	7.4	1.9	1.5
LNG	23.9	26.7	33.9	7.5	11.3
Total	73.5	101.0	122.7	28.6	35.5

Operating data
Gross margin	$27,099	$48,582	$69,945	$11,430	$18,337
Net loss	(44,463)	(33,249)	(2,516)	(24,367)	(9,753)

Key trends in 2008, 2009, 2010 and the first three months of 2011.  According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 26% during the period January 1, 2008 through December 31, 2010. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets.

The number of fueling stations we served grew from 147 at December 31, 2004 to 238 at March 31, 2011 (a 61.9% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG and LNG gasoline gallon equivalents we delivered from 2005 to 2010 increased by 116%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during these periods. Our cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers.

During the last half of 2009, during 2010, and during the first three months of 2011, we experienced reduced margins related to our fueling business compared to historical margins. The reduction in margins is primarily a result of increased O&M volumes with our transit and refuse customers, that have lower margins, becoming a larger part of our overall fueling business.  We believe that our margins on fuel sales will improve in the future to the extent we are successful in increasing our retail CNG and LNG fueling operations as an overall component of our fueling business.  Within our overall fueling business, we earn our highest margins in our retail fueling operations.

During the first three months of 2011, prices for oil, gasoline, diesel fuel and natural gas generally increased. Oil increased from a low of $92.19 per barrel in January 2011 to a price of $106.72 per barrel on March 31, 2011. In California, average retail prices for gasoline have increased from a low of $3.36 per gallon in January 2011 to $4.07 per gallon at March 31, 2011, and average retail prices for diesel fuel have increased from a low of $3.51 per diesel gallon in January 2011 to $4.26 per diesel gallon at March 31, 2011. Higher gasoline and diesel prices typically improve our margins on fuel sales to the extent we price fuel at a discount to gasoline or diesel. During this time period, the price for natural gas slightly declined. The NYMEX price for natural gas fluctuated from a high of $4.22 per MMbtu in January 2011 to $3.79 per MMbtu at March 31, 2011. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area remained steady at $2.60 for first three months of 2011.

Anticipated future trends.  We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel, and more stringent emissions requirements will continue to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in part on the growth in U.S. natural gas production and supply. A 2008 Navigant Consulting, Inc. study indicates that as a result of new unconventional gas shale discoveries from 22 basins in the U.S., maximum estimates of total recoverable domestic reserves from producers have increased to equal 118 years of U.S. production at 2007 production levels. The study indicated a mean level of reserves equal to 88 years of supply at 2007 production levels. According to the report, shale gas production growth from only the major six shale resources in the U.S., plus the Marcellus shale, could reach 27 billion cubic feet per day and as high as 39 billion cubic feet per day by 2015. Navigant has also indicated that development of the shale resources base has resulted in a substantial surplus of natural gas compared to demand of as much as 11 billion cubic feet per day. These current surplus levels are 18% of annual average historical U.S. consumption levels of approximately 20 Tcf per year; providing sufficient gas supply to meet the requirements of all existing markets and to meet new market requirements. Based on analyst reports, we believe that there is a significant worldwide supply of natural gas relative to crude oil as well. According to the 2010 BP Statistical Review of World Energy, on a global basis, the ratio of proven natural gas reserves to 2009 natural gas production was 37% greater than the ratio of proven crude oil reserves to 2009 crude oil production. This analysis suggests significantly greater long term availability of natural gas than crude oil based on current consumption.

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

Continuing high unemployment rates and reduced economic activity may reduce our opportunities to attract new fleet customers. Many governmental entities are experiencing significant budget deficits as a result of the economic recession and have been, and may continue to be, unable to invest in new natural gas vehicles for their transit or refuse fleets or may be compelled to reduce public transportation and services, or the prices they pay for these services, which would negatively affect our business.

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

Our business plan calls for approximately $70.7 million in capital expenditures from April 1, 2011 through the end of 2011, primarily related to construction of new fueling stations. This amount excludes the capital expenditures DCEMB will make at its landfill gas processing facility with the proceeds it received on March 31, 2011 when it completed its bond offering.  We may also elect to invest additional amounts in expansion of our California LNG plant or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. We will need to raise additional capital as necessary to fund any expansion of our California LNG plant, acquisitions or other capital expenditures or investments that we cannot fund through available cash, our line of credit from PCB, or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant, and potential merger or acquisition activity. For more information, see “Liquidity and Capital Resources” and “Capital Expenditures” below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions, and reduce our ability to grow our business and generate increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG and LNG and providing O&M services to our vehicle fleet customers. For the three months ended March 31, 2011, CNG and biomethane (together) represented 68% and LNG represented 32% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate material revenues through sales of biomethane produced by our joint venture subsidiary DCE, sales of natural gas vehicle systems by our wholly owned subsidiary BAF, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW, and sales of LNG and LCNG fueling station design, construction and O&M services through Northstar. The significant portion of our operating and maintenance revenues are generated from CNG stations, and substantially all of our station sale and leasing revenues have been generated from CNG stations.

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

LNG Sales

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell LNG to customers at our five public LNG stations and for non-vehicle use. During 2011, we procured 43% of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. For LNG that we purchase from third parties, we may enter into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 58 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We will continue to offer fixed price contracts as appropriate and consistent with our natural gas hedging policy that was revised in May 2008. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied or sold.

Government Incentives

Since October 1, 2006, we have received a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers were able to claim the credit. We recorded these tax credits as revenues in our consolidated statements of operations as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them. The program providing for the VETC expires on December 31, 2011.

On July 15, 2010, the IRS sent us a letter (i) disallowing approximately $5.1 million related to certain claims we made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program, and (ii) seeking repayment of such amount. We have appealed the IRS’s determination, and on April 19, 2011, we participated in an examination appeal meeting with the IRS. We believe our claims were properly made and expect to continue to contest the IRS’s determination.

Operation and Maintenance

We generate a significant portion of our revenue from operation and maintenance agreements for CNG fueling stations where we do not supply the fuel. We refer to this portion of our business as “O&M.” At these fueling stations, the customer contracts directly with a local broker or utility to purchase natural gas. For O&M services, we do not sell the fuel itself, but generally charge a per-gallon fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents sold.  Through Northstar, we also generate O&M revenues for LNG fueling stations.  In these instances, we may or may not also supply LNG to the station.

Station Construction

We generate a small portion of our revenue from designing and constructing fueling stations and selling or leasing the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We charge construction fees or lease rates based on the size and complexity of the project.

On December 15, 2010, we completed the purchase of Northstar, an entity that provides design, engineering, construction and maintenance services for LNG and LCNG fueling stations. For the three months ended March 31, 2011, Northstar contributed approximately $3.6 million to our revenue.

Vehicle Acquisition and Finance

In 2006, we commenced offering vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase directly if our customer fails to purchase the vehicle as anticipated. Through March 31, 2011, we have not generated significant revenue from vehicle finance activities.

Landfill Gas

In August 2008, we acquired 70% of the outstanding membership interests of DCE for a purchase price of $19.6 million including transaction costs. DCE owns a facility that collects, processes and sells biomethane from the McCommas Bluff landfill located in Dallas, Texas.  For the three months ended March 31, 2010 and 2011, DCE generated approximately $1.0 million and $2.8 million, respectively, in revenue from sales of biomethane, all of which is included in our condensed consolidated statements of operations.

On April 3, 2009, DCE entered into a fifteen year gas sale agreement with Shell Energy North America (US), L.P. (“Shell”) for the sale by DCE to Shell of biomethane produced by DCE’s landfill gas processing facility (the “Shell Gas Sale Agreement”).

DCE retains the right to reserve from the Shell Gas Sale Agreement up to 500 MMBtus per day of biomethane for sale as a vehicle fuel. To the extent that DCE produces volumes of biomethane in excess of the volumes sold under the agreement, DCE will either attempt to sell such volumes at then-prevailing market prices or seek to enter into another gas sale agreement in the future. There is no guarantee that DCE will produce or be able to sell up to the maximum volumes called for under the agreement, and DCE’s ability to produce such volumes of biomethane is dependent on a number of factors beyond DCE’s control including, but not limited to, the availability and composition of the landfill gas that is collected, the impact on DCE’s operations of the operation of the landfill by the City of Dallas and the reliability of the processing plant’s critical equipment. The processing equipment is currently being expanded and upgraded, which may result in significant down time to complete the work, which consequently may reduce DCE’s sales of biomethane during the period of expansion and upgrade work. The expansion and upgrade work is anticipated to continue into the first half of 2012.

The sale price for the gas under the Shell Gas Sale Agreement is fixed. The sale price for the gas represents a substantial premium to the current prevailing prices for natural gas at March 31, 2011.

The Shell Gas Sale Agreement is terminable by either party on thirty days’ written notice if the California Energy Commission makes a written determination or adopts a ruling or regulation after the date of the agreement that the biomethane sold under the agreement will, from the date of such ruling or regulation, no longer qualify as a California Renewable Portfolio Standard eligible fuel. In addition, Shell has the right to terminate the agreement upon thirty days’ written notice if the volumes of biomethane produced and delivered, calculated monthly on a rolling two-year average, are less than an annual average of 630,720 MMBtu per year (or 2,083 MMBtu per day).

On March 25, 2011, our 70% owned subsidiary, Dallas Clean Energy McCommas Bluff, LLC, a Delaware limited liability company (“DCEMB”), arranged for a $40.2 million tax-exempt bond issuance (the “Revenue Bonds”). The Revenue Bonds will be repaid from the revenue generated by DCEMB from the sale of renewable natural gas (or biomethane). The Revenue Bonds are secured by the revenue and assets of DCEMB and are non-recourse to DCEMB’s direct and indirect parent companies, including us. The bond repayments are amortized through December 2024 and the average coupon interest rate on the bonds is 6.60%. The bond issuance closed March 31, 2011.

The bond proceeds will primarily be used to finance further improvements and expansion of the landfill gas processing facility owned by DCEMB at the McCommas Bluff landfill outside of Dallas, Texas. A portion of the proceeds were used to retire the DCE Loan. We, in turn, used the proceeds from the payoff of the DCE Loan to repay approximately $8,000 we owed to PCB under the Facility B Loan on March 31, 2011.

Pursuant to the Loan Agreement, dated as of January 1, 2011 (the “Loan Agreement”), between our 70% owned subsidiary, DCEMB, and the Mission Economic Development Corporation (the “Issuer”), DCEMB has covenanted with the Issuer to make loan repayments equal to the principal and interest coming due on the Revenue Bonds. Pursuant to the Trust Indenture, dated as of January 1, 2011 (the “Indenture”), the Issuer has pledged and assigned to the Trustee all of the Issuer’s right, title and interest in and to the Loan Agreement (with certain specified exceptions) and the Note described below.  DCEMB executed a promissory note, dated March 31, 2011 (the “Note”), as evidence of its obligations under the Loan Agreement.

The obligations of DCEMB under the Loan Agreement are secured by a Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 1, 2011 (the “Deed of Trust”), executed by DCEMB in favor of the deed of trust trustee named therein for the benefit of the Trustee.  In addition, DCEMB executed a Security Agreement (the “Security Agreement”), as security for its obligations, pursuant to which DCEMB granted to the Trustee a security interest in all right, title and interest of DCEMB to the Collateral (as defined in the Security Agreement), which includes, but is not limited to, DCEMB’s rights, title and interest in any gas sale agreements, including the Shell Gas Sale Agreement, and the funds and accounts held under the Indenture.

Pursuant to a Consent and Agreement, by and between Shell Energy, The Bank of New York Mellon Trust Company, N.A., as Depository Bank, DCEMB and the Trustee (the “Depository Bank”), dated as of January 1, 2011 (the “Consent Agreement”), Shell Energy agreed to make all payments due to DCEMB under the Shell Gas Sale Agreement to the Depository Bank.  In addition, other revenues generated through the sale of gas produced at the facility will be paid directly to the Depository Bank pursuant to a Depository and Control Agreement, dated as of January 1, 2011 (the “Depository Agreement”), among DCEMB, the Trustee and the Depository Bank.

All payments received by the Depository Bank will be placed into various accounts in accordance with the requirements of the Indenture and the Depository Agreement.  The funds in these accounts will be used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the Depository Agreement. The Depository Bank will make payments out of these accounts in accordance with the requirements of the Depository Agreement. At the end of each month after all required account fundings have been fulfilled in accordance with the Depository Agreement, all remaining excess funds will be placed into a Surplus Account. The funds in the Surplus Account will be delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined by the Indenture and the Loan Agreement, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1.3 million.  Due to these restrictions on this cash, we have classified all of this cash as restricted cash on the balance sheet. We record the restricted cash that is expected to be received and used within the next 12 months from the Depository Bank for working capital and operating purposes as current in our balance sheet, and present the remaining balance as non-current in the line item notes receivable and other long term assets.  At March 31, 2011, $24,668 was included as long term assets in the accompanying condensed consolidated balance sheet.

The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply.  As of March 31, 2011, DCEMB was in compliance with all such debt covenants.

Pursuant to a collateral assignment and Consent and Agreement with Atmos Pipeline - Texas (“Atmos”), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of the Company with Atmos.

Vehicle Conversions

On October 1, 2009, we purchased all of the outstanding shares of BAF. Founded in 1992, BAF provides natural gas vehicle (“NGV”) conversions, alternative fuel systems, application engineering, service and warranty support and research and development services. BAF’s vehicle conversions include taxis, vans, pick-up trucks and shuttle buses. BAF utilizes advanced natural gas system integration technology and has certified NGVs under both EPA and CARB standards achieving Super Ultra Low Emission Vehicle emissions. We generate revenues through the sale of natural gas vehicle conversion systems that allow gasoline and diesel vehicles to run on natural gas. The majority of BAF’s revenue during 2010 was derived from sales of converted natural gas service vans to AT&T and Verizon. During the first quarter of 2010 and 2011, BAF contributed approximately $9.0 million and $3.6 million, respectively, to our revenue.

Natural Gas Fueling Compressors

On September 7, 2010, we completed our purchase of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has a second manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Columbia and the United States. For the three months ended March 31, 2011, IMW contributed approximately $16.7 million to our revenue.

Volatility of Earnings and Cash Flows

Our earnings and cash flows historically have fluctuated significantly from period to period based on our futures activities, as all of our futures contracts entered into prior to June 30, 2008 have not qualified for hedge accounting under the relevant derivative accounting guidance. We have therefore recorded any changes in the fair market value of these contracts that did not qualify for hedge accounting directly in our statements of operations in the line item derivative (gains) losses along with any realized gains or losses generated during the period. We experienced a derivative loss of $0.3 million in the year ended December 31, 2008. Subsequent to June 30, 2008, our futures contracts did qualify for hedge accounting, so we had no derivative gains or losses in the years ended December 31, 2009 and 2010 and during the three month period ended March 31, 2011 related to our futures contracts. In accordance with our natural gas hedging policy, we plan to structure all subsequent futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At March 31, 2011, we had $4.8 million on deposit in margin accounts, which are included in prepaid expenses and other current assets and notes receivable and other long-term assets in our balance sheet.

The decrease in the value of our futures positions and any required margin deposits on our futures contracts that are in a loss position could significantly impact our financial condition in the future.

Volatility of Earnings Related to Series I Warrants

Beginning January 1, 2009, under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We recognized a loss (gain) of $18.6 million and $3.3 million related to recording the fair market value changes of our Series I warrants in the three months ended March 31, 2010 and 2011, respectively. See note 17 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially impacted by future gains or losses we are required to take as a result of valuing our Series I warrants. On November 10, 2010, 1,183,712 of the Series I warrants were exercised and are no longer outstanding. As of March 31, 2011, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings Related to Contingent Consideration

Under recent business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and IMW in our financial statements through the contingency period, which expires December 31, 2011 for BAF and March 31, 2014 for IMW.

If the anticipated results of BAF or IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former BAF and IMW shareholders. To record the change in value of the BAF contingent consideration, we recognized a loss of $0.3 million during the three months ended March 31, 2010 and we recognized a gain of $0.1 million during the months ended March 31, 2011. To record the change in the value of the IMW contingent consideration, we recognized a gain of $0.6 million during the three months ended March 31, 2011.

Debt Compliance

Our credit agreement with PCB (“Credit Agreement”) requires us to comply with certain covenants. We may not incur indebtedness or liens except as permitted by the Credit Agreement, or declare or pay dividends. We must maintain, on a quarterly basis, minimum liquidity of not less than $6.0 million, accounts receivable balances, as defined, of not less than $8.0 million, consolidated net worth, as defined, of not less than $150.0 million, and a debt to equity ratio, as defined, of not more than 0.3 to 1.0. Beginning in the quarter ended June 30, 2009, we must also maintain a debt service ratio, as defined, of not less than 1.5 to 1.0 at each quarter end. In computing these amounts, we exclude the financial results and amounts of IMW. Effective in the fourth quarter of 2008, we established a lock-box arrangement with PCB subject to the Credit Agreement. Funds received from our customers are remitted to the lock-box and then deposited to a PCB bank account. The remitted funds are not used to pay-down the balance of the Credit Agreement unless there is an event of default on the Credit Agreement. One of the events of default is the occurrence of a “material adverse change,” which is a subjective acceleration clause. Based on the relevant accounting guidance, we have classified our debt pursuant to the Credit Agreement as short-term or long-term, as appropriate, and we believe the likelihood of an event of default is more than remote, but not more likely than not. If we default on the Credit Agreement, all of the obligations under the Credit Agreement will become immediately due and payable and all funds received in our lockbox held by PCB, plus $2.5 million we have deposited with PCB in a payment reserve account, will be applied to the balance due on the Credit Agreement. To the extent natural gas prices continue to fall, our volumes decline or our operating results do not materialize as planned, we could violate our covenants in the future. In the event we violate our covenants, we would seek a waiver from the bank, which the bank is not obligated to grant. We were in compliance with all of our covenants as of March 31, 2011.

Pursuant to our acquisition of IMW, our credit agreement with HSBC also requires that IMW complies with certain financial covenants as detailed in note 11 of our condensed consolidated financial statements contained elsewhere herein. Among those financial covenants are that IMW shall not permit 1) its ratio of debt to tangible net worth to be greater than 3.25 to 1.0 until December 31, 2010 and greater than 4.0 to 1.0 on or after March 31, 2011 and greater than 3.0 to 1.0 on or after July 1, 2011, 2) its tangible net worth to at anytime be below CAD$3,000 and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1.0 until December 31, 2010 and less than 1.25 to 1.0 on or after January 1, 2011. Should IMW’s operating results not materialize as planned, we could violate these covenants. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank were to decline to grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of March 31, 2011.

The Indenture and the Loan Agreement DCEMB entered into as part of issuing its Revenue Bonds have certain non-financial debt covenants that DCEMB must comply with.  As of March 31, 2011, DCEMB was in compliance with its debt covenants.

Risk Management Activities

Our risk management activities, including the revised natural gas hedging policy adopted by our board of directors in February 2007 and revised by our board of directors on May 29, 2008, are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of our 2010 Annual Report on Form 10-K. For the quarter ended March 31, 2011, there were no material changes to our risk management activities.

Critical Accounting Policies

For the three months ended March 31, 2011, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2010 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 18 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended March 31,
	2010	2011
Statement of Operations Data:
Revenue:
Product revenues	87.9%	89.6%
Service revenues	12.1	10.4
Total operating revenues	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	65.4	67.1
Service cost of sales	5.3	4.8
Selling, general and administrative	35.0	27.6
Depreciation and amortization	12.8	11.0
Derivative loss on Series I warrant valuation	47.7	5.1
Total operating expenses	166.2	115.6
Operating loss	(66.2)	(15.6)
Interest income (expense), net	0.3	(1.2)
Other income	0.1	0.9
Income from equity method investment	0.2	0.3
Loss before income taxes	(65.6)	(15.6)
Income tax benefit (expense)	3.1	1.1
Net loss	(62.5)	(14.5)
Income (loss) of noncontrolling interest	0.0	(0.4)
Net loss attributable to Clean Energy Fuels Corp.	(62.5)	(14.9)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue increased by $26.3 million to $65.3 million in the three months ended March 31, 2011, from $39.0 million in the three months ended March 31, 2010. A portion of this increase was the result of an increase in the number of gallons delivered from 28.6 million gasoline gallon equivalents to 35.5 million gasoline gallon equivalents. Our increase in CNG volume was primarily from six new refuse customers (one of which consists of four new stations), four new stations from an existing transit customer, one new airport customer, and one new regional trucking customer, which together accounted for 5.4 million gallons of the CNG volume increase. The volume growth from our existing airport and public fueling network, combined with the volume growth from our share of our joint venture in Peru, contributed 1.4 million gallons of the CNG volume increase. These CNG volume increases were offset by a 3.3 million gallon decrease related to the loss of two transit customers.  We also experienced an increase of 3.8 million gallons in LNG volume between periods, which was primarily due to 3.1 million gallons from Northstar O&M services. The volume growth from two new refuse customers, combined with the increase from our port trucking customers, contributed to the remaining LNG volume increase. We experienced a $6.2 million increase, excluding Northstar, in station construction revenues between periods primarily due to the completion of four new CNG stations for a refuse customer and the sale of an existing station to one of our other refuse customers.  Our acquisitions of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $16.7 million and $3.6 million, respectively, to our increased revenue between periods. Revenue attributable to VETC also increased between periods as we recorded $4.2 million of revenue related to fuel tax credits. We did not record any revenue related to fuel tax credits in the first quarter of 2010 as the fuel tax credits expired on December 31, 2009 and were not reinstated until the fourth quarter of 2010.  During the fourth quarter of 2010, we recorded $16.0 million of VETC revenue, of which $3.6 million was related to the three months ended March 31, 2010.  These increases were offset by the decrease in our effective price per gallon that we charged to our customers between periods. Our effective price per gallon was $0.86 in the three months ended March 31, 2011, which represents a $0.18 per gallon decrease from $1.04 in the three months ended March 31, 2010. The decrease was primarily due to a higher percentage of O&M contracts in the first quarter of 2011, which generate less revenue per gallon than contracts where we supply the natural gas commodity. Revenue also decreased by $5.4 million between periods due to decreased sales of natural gas vehicle equipment by BAF.

Cost of sales.  Cost of sales increased by $19.4 million to $47.0 million in the three months ended March 31, 2011, from $27.6 million in the three months ended March 31, 2010. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our acquisition of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $15.0 million and $2.6 million, respectively, to our increased cost of sales between periods. We also experienced a $5.1 million increase in station construction costs between periods. These increases were offset by the decrease in our effective cost per gallon of $0.12 per gallon, to $0.62 per gallon, in the three months ended March 31, 2011.  This decrease was primarily the result of a higher percentage of O&M contracts in the first quarter of 2011 that are included in our volume totals but do not increase our cost of sales amount significantly as we do not pay for the natural gas consumed at the properties. We also experienced a $4.0 million decrease in costs related to BAF’s vehicle equipment sales between periods, as BAF’s sales of natural gas vehicle equipment decreased.

Selling, general and administrative.  Selling, general and administrative expenses increased by $4.4 million to $18.0 million in the three months ended March 31, 2011, from $13.6 million in the three months ended March 31, 2010. A significant portion of this increase was the result of our salaries and benefits expense increasing by $2.7 million between periods as we increased our employee headcount from 267 at March 31, 2010 to 747 (including the addition of 447 and 21 IMW and Northstar employees, respectively) at March 31, 2011. We also experienced a $1.4 million increase in occupancy costs, business insurance, contract labor, information technology maintenance, training and seminars and office supplies expenses related to our continued business growth and our acquisitions of IMW and Northstar during the third and fourth quarters of 2010. In addition, our professional fees increased $0.6 million between periods, primarily for legal, audit and consulting services related to our continued business growth. Our travel and entertainment expenses increased $0.3 million between periods, primarily due to the increased travel of our sales team. Stock option expense between periods increased $0.3 million due to the stock options issued in 2010 to new employees. We also experienced a $0.1 million increase in research and development costs between periods related to our BAF operation. Offsetting these increases was a decrease of $1.0 million during the first quarter of 2011 related to a decrease in the IMW and BAF contingent consideration liabilities.

Depreciation and amortization.  Depreciation and amortization increased by $2.2 million to $7.2 million in the three months ended March 31, 2011, from $5.0 million in the three months ended March 31, 2010. This increase was primarily due to additional depreciation expense in the three months ended March 31, 2011 related to increased property and equipment balances between periods, primarily related to our expanded station network. Our March 31, 2011 amortization expense also includes increased amortization of the intangible assets we obtained in connection with our acquisition of IMW in the third quarter of 2010, and Northstar in the fourth quarter of 2010.

Derivative (gain) loss on Series I warrant valuation.  Derivative loss decreased by $15.3 million to $3.3 million in the three months ended March 31, 2011, from $18.6 million in the three months ended March 31, 2010. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants (see note 17 to our condensed consolidated financial statements contained elsewhere herein) during the three month period ended March 31, 2011.

Interest income (expense), net.  Interest income (expense), net, increased by $0.9 million to $0.8 million of expense for the three months ended March 31, 2011. This increase was primarily the result of an increase in interest expense in the three months ended March 31, 2011 related to debt we incurred in connection with the acquisition of IMW.

Other income (expense), net.  Other income (expense), net, increased by $0.6 million to $0.6 million of income for the three months ended March 31, 2011, from $0.0 million for the three months ended March 31, 2010. This increase was primarily due to the impact of foreign currency exchange gains on the notes we issued as part of the IMW acquisition.

Income from equity method investment.  During the first quarter of 2011, we recorded equity income of $0.2 million related to our 49% interest in our Peruvian joint venture, and for the three months ended March 31, 2010, we recorded income of $0.1 million related to our interest.

Income (loss) of noncontrolling interest.  During the three months ended March 31, 2011, we recorded $0.3 million for the noncontrolling interest in the net income compared to $0.0 million for the noncontrolling interest in the net loss of DCE for the three months ended March 31, 2010. The noncontrolling interest represents the 30% interest in DCE held by our joint venture partner.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. From and including our initial public offering in May 2007, we have raised a cumulative net amount of equity financing of approximately $273.6 million.  In addition, T. Boone Pickens, our largest shareholder, holds a warrant to purchase 15,000,000 shares of our common stock at $10 per share that expires on December 28, 2011.  We have included a proposal in our 2011 proxy statement to amend the warrant to incentivize Mr. Pickens to exercise all or a portion of the warrant prior to December 28, 2011; however, this proposal is subject to the approval of our shareholders.  Also, we had 2,130,682 Series I warrants outstanding as of March 31, 2011, with a current exercise price of $12.68 per share.

We currently have a $20 million line of credit (“LOC”) from PCB that expires August 14, 2011, but we have a one year renewal option we can exercise as long as we are not in default on the covenants contained in the Credit Agreement.  As of March 31, 2011, we did not have any balance outstanding under the LOC.  As of March 31, 2011, IMW had an outstanding balance of $7.8 million due under the IMW Lines of Credit and we owed a balance of $33.1 million under the IMW Notes due to IMW’s former owner.  DCEMB has approximately $27.1 million available to expand and operate the landfill gas processing facility it owns at the McCommas Bluff Landfill outside Dallas, Texas after competing its bond offering on March 31, 2011.

Our credit agreement with PCB requires that we comply with certain covenants, as detailed in footnote 11 of our condensed consolidated financial statements contained elsewhere herein. One of the covenants requires that we maintain accounts receivable balances from certain subsidiaries above $8.0 million at each quarter-end during the term. To the extent natural gas prices fall, which would result in decreased revenues, or our volumes sold decline, we could violate this covenant. Also, beginning with the quarter ending June 30, 2009, we are required to maintain a debt service ratio, as defined, of 1.5 to 1. Should our operating results not materialize as planned, we could violate this covenant. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement will become immediately due and payable and $2.5 million of our funds held by PCB would be applied to the balance due on the PCB loans. We also would be unable to use the $20 million PCB line of credit if this were to occur. We were in compliance with all of the covenants as of March 31, 2011.

In addition to funding operations, our principal uses of cash have been, and are expected to be, the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in biomethane production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative initiatives and for working capital for our expansion. We have also acquired and may continue to seek to acquire and invest in companies or assets in the natural gas and biomethane fueling infrastructure, services and production industries. We financed our operations in the first three months of 2011 primarily through cash on hand, cash provided by operating activities and cash provided by financing activities.

At March 31, 2011, we had total cash and cash equivalents of $51.9 million, compared to $55.2 million at December 31, 2010.

Cash provided by operating activities was $9.9 million for the three months ended March 31, 2011, compared to cash used in operating activities of $1.0 million for the three months ended March 31, 2010. The increase in operating cash flow resulted primarily from the cash received during the first quarter of 2011 related to the volumetric excise tax credit of approximately $16.0 million, which was offset by changes in working capital balances due to timing differences related to various cash flows between periods.

Cash used in investing activities was $40.6 million for the three months ended March 31, 2011, compared to $8.8 million for the three months ended March 31, 2010. Our purchases of property and equipment were $10.8 million during the first three months of 2011, and $8.8 million during the first three months of 2010. We made additional investments during the first three months of 2011 totaling $1.5 million in the Vehicle Production Group, LLC (“VPG”), a company developing a CNG taxi and a paratransit vehicle, and we did not make any additional investments in VPG during the first three months of 2010. We invested $1.2 million for a 19.9% interest in ServoTech Engineering, Inc. (“ServoTech”), a company who provides design and engineering services for natural gas fueling systems, among other services, during the three months ended March 31, 2011. Also during the first quarter of 2011, as part of the DCEMB bond offering, we placed $27.1 million of cash into restricted accounts to be used for the capital and operating expenses of DCEMB.

Cash provided by financing activities for the three months ended March 31, 2010 was $28.3 million, compared to $9.0 million for the three months ended March 31, 2010. This increase is primarily due to the DCEMB bond offering of $40.2 million for the use in the expansion of the landfill gas processing facility owned by DCEMB that closed on March 31, 2011. Additionally, we received net proceeds from borrowings under our HSBC line of credit of $2.9 million to finance the working capital needs at IMW. These proceeds were offset by cash paid of $9.9 million on March 31, 2011 to pay off our Facility B Loan, and the cash payment of $5.0 million as part of the first IMW Note payment owed as part of the acquisition of IMW. Additionally we received net proceeds of $0.4 million from the exercise of employee stock options in the three months ended March 31, 2011 compared to $9.2 million for the three months ended March 31, 2010.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, deposits and margin calls on our futures positions, the level of any outstanding indebtedness and the interest we are obligated to pay on this indebtedness, our capital expenditure requirements (which consist primarily of station construction, LNG plant construction costs, biomethane plant construction costs and the purchase of LNG tanker trailers and equipment) and any merger or acquisition activity.

Capital Expenditures

Our business plan calls for approximately $70.7 million in capital expenditures from April 1, 2011 through the end of 2011, primarily related to construction of new fueling stations. This amount excludes the capital expenditures DCEMB will make at its landfill gas processing facility with the proceeds it received on March 31, 2011 when it completed its bond offering.  We may also elect to invest additional amounts in expansion of our California LNG plant or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. We will need to raise additional capital as necessary to fund any of the aforementioned activities or other capital expenditures or investments that we cannot fund through available cash, our line of credit from PCB, the potential exercise of a warrant for 15,000,000 shares of our common stock at an exercise price of $10 per share held by Boone Pickens, or cash generated by operations. The timing and necessity of any future capital raise will depend primarily on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant and potential merger or acquisition activity. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, expand our California LNG plant, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions, and reduce the ability of our business to grow and generate increased revenues.

Off-Balance Sheet Arrangements

At March 31, 2011, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $37.3 million,

•                  two take-or-pay contracts for the purchase of LNG,

•                  operating leases where we are the lessee,

•                  operating leases where we are the lessor and owner of the equipment, and

•                  firm commitments to sell CNG and LNG at fixed prices.

We provide surety bonds primarily for construction contracts in the ordinary course of business as a form of guarantee. No liability has been recorded in connection with our surety bonds as we do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.

We have entered into two contracts that require us to purchase minimum volumes of LNG. One contract expires in June 2011 and the other contract expires in October 2017.

We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of business. The terms of our leases expire at various dates through 2016. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of thirty years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services that the landlord will provide.

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

Commodity Risk.  We are subject to market risk with respect to our sales of natural gas, which has historically been subject to volatile market conditions. Our exposure to market risk is heightened when we have a fixed price or price cap sales contract with a customer that is not covered by a futures contract, or when we are otherwise unable to pass natural gas price increases through to customers. Natural gas prices and availability are affected by many factors, including weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations.

Natural gas costs represented 30% (or 33% excluding BAF, IMW and Northstar) of our cost of sales for 2010 and 24% (or 44% excluding BAF, IMW and Northstar) of our cost of sales for three months ended March 31, 2011. Prices for natural gas over the eleven-year and three month period from December 31, 1999 through March 31, 2011, based on the NYMEX daily futures data, have ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At March 31, 2011, the NYMEX index price of natural gas was $3.79 per Mcf.

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

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to market conditions. In an effort to mitigate the volatility in our earnings related to futures activities, our board of directors adopted a revised natural gas hedging policy which restricts our ability to purchase natural gas futures contracts and offer fixed price sales contracts to our customers. We plan to structure prospective futures contracts so that they will be accounted for as cash flow hedges under this guidance, but we cannot be certain they will qualify. For more information, please read “Risk Management Activities” above.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we hold as of March 31, 2011 to hedge the fixed price component of certain supply contracts. If the price of natural gas were to fluctuate (increase or decrease) by 10% from the price quoted on NYMEX on March 31, 2011 ($3.79 per Mcf), we could expect a corresponding fluctuation in the value of the contracts of approximately $0.7 million.

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.6 million of gains in the three months ended March 31, 2011. During the three months ended March 31, 2011, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar that were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of March 31, 2011, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.6 million.

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

On July 15, 2010, the IRS sent us a letter (i) disallowing approximately $5.1 million related to certain claims we made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program, and (ii) seeking repayment of such amount. We have appealed the IRS’s determination, and on April 19, 2011, we participated in an examination appeal meeting with the IRS. We believe our claims were properly made and expect to continue to contest the IRS’s determination.

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

For the three month period ended March 31, 2011, we incurred pre-tax losses of $10.2 million, which included derivative losses of $3.3 million related to marking to market the value of our Series I warrants. During the three months period ended March 31, 2011, our loss was decreased by our receipt of approximately $4.2 million of revenue from federal fuel tax credits. In 2008, 2009 and 2010, we incurred pre-tax losses of $44.3 million, $33.4 million, and $4.2 million, respectively. Our loss for 2008 includes $18.6 million in expenses associated with our support for Proposition 10, the California Alternative Fuel Vehicles and Renewable Energy ballot initiative; our loss for 2009 includes $17.4 million of derivative losses related to marking to market the value of our Series I warrants; and our loss for 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants. During 2008, 2009 and 2010, our losses were substantially decreased by our receipt of approximately $17.2 million, $15.5 million and $16.0 million of revenue from federal fuel tax credits, respectively. In order to execute our strategy and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers compelling natural gas fuel prices. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

A material portion of our historical revenues are associated with a federal fuel excise tax credit that expires on December 31, 2011.

The federal excise tax credit of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, expires December 31, 2011. Based on the service relationship we have with our customers, either we or our customers are able to claim the credit. For the three month period ended March 31, 2011, we recorded approximately $4.2 million related to fuel tax credits, representing approximately 6.5% of our total revenue. In 2008, 2009 and 2010, we recorded approximately $17.2 million, $15.5 million and $16.0 million of revenue, respectively, related to fuel tax credits, representing approximately 13.7%, 11.8% and 7.6%, respectively, of our total revenue during the periods. On July 15, 2010, the IRS sent us a letter disallowing approximately $5.1 million related to certain excise tax credit claims that we made from October 1, 2006 to June 30, 2008. If we are unsuccessful in appealing the IRS disallowance of these claims, we may be required to refund some or all of the $5.1 million in contested claims and potentially revise or restate historical financial results based on the reduction in revenue.

We will need to raise debt or equity capital to continue to fund the growth of our business.

We will be required to raise debt or equity capital to fund the growth of our business. Our business plan calls for approximately $70.7 million in capital expenditures from April 1, 2011 through the end of 2011. This amount excludes the capital expenditures DCEMB will make at its landfill gas processing facility with the proceeds it received on March 31, 2011 when it completed its bond offering.  We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to significant future payments that we will be required to make in connection with our acquisition of IMW and Northstar. At May 9, 2011, our future payments for IMW and Northstar totaled $37.5 million and $7.5 million, respectively. Also, at March 31, 2011, we were obligated to pay up to $40.0 million as additional consideration related to our IMW acquisition if certain performance measurements of IMW are met and up to $11.0 million as additional consideration related to our BAF acquisition if certain performance measurements of BAF are met.

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

T. Boone Pickens, our largest shareholder, holds a warrant to purchase 15,000,000 shares of our common stock at $10 per share that expires on December 28, 2011. We have included a proposal in our 2011 proxy statement to amend the warrant to incentivize Mr. Pickens to exercise a portion of the warrant prior to December 28, 2011; however this proposal is subject to the approval of the Company’s shareholders. To the extent this warrant is exercised as a whole or in part, we would receive cash proceeds. However, our shareholders may not approve the warrant amendment and there can be no assurances that the warrant will be exercised in any part.

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

Challenges we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have been and continue to be engaged in a period of rapid and substantial growth, which places a strain on our operational infrastructure and imposes significant added responsibilities on members of our management. Our ability to manage our operations and growth effectively requires us to continue to hire, train and integrate necessary personnel to further develop our operational, financial and management controls, expand and improve our financial reporting and legal compliance systems and manage our natural gas station construction, maintenance and operations projects. If we are not able to effectively manage our business growth in a cost-effective manner, our operating results, sales and revenues may be negatively impacted.

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

Recent increases in prices for oil, gasoline and diesel fuel have resulted in increased interest in alternative fuels such as CNG and LNG.  However, any decline in the price of oil, diesel fuel and gasoline may result in reduced interest in CNG and LNG. Decreased interest in alternative fuels would slow the growth of our business. In addition, to the extent that we price our CNG and LNG fuel at a discount to these reduced diesel or gasoline prices in an effort to attract new and retain existing customers, our profit margin on fuel sales may be harmed and our financial results negatively impacted. Further, lower fuel prices for CNG and LNG as a result of lower natural gas commodity prices also will reduce our revenues.

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

In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through December 31, 2010, the price for natural gas, based on the NYMEX daily futures data, ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At March 31, 2011, the NYMEX index price for natural gas was $3.79 per Mcf. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we have committed to sell natural gas at a fixed price without an effective futures contract in place that fully mitigates the price risk or where we otherwise cannot pass the increased costs on to our customers. In addition, higher natural gas prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel and our business. Conversely, lower natural gas prices reduce our revenues due to the fact that in a significant amount of our customer agreements, the commodity cost is passed through to the customer. Among the factors that can cause price fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, negative publicity surrounding drilling techniques, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent legislative efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs. Hydraulic fracturing of shale gas reservoirs has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through hydraulic fracturing could lead to increased natural gas prices. The recent economic recession and increased domestic natural gas supplies have contributed to significant declines in the price of natural gas since the summer of 2008.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a contracting economy. For example, the Clean Trucks Program at the Ports of Los Angeles and Long Beach formerly called for the replacement of a set number of drayage trucks with “clean” trucks, but due to economic conditions and other factors, the Clean Trucks Program no longer calls for any specific number of “clean” truck replacements. In addition, many of the clean trucks that have been deployed have been clean diesel trucks which are generally less expensive than LNG trucks. There have also been recent ballot initiatives commenced in the State of California and lawsuits aimed at postponing or delaying California’s implementation of AB 32, also known as the Global Warming Solutions Act of 2006, which is intended to reduce greenhouse gas emissions. CNG, LNG and biomethane vehicle fuel all produce fewer greenhouse gases than gasoline or diesel fuel and the delay or repeal of AB 32, and in particular California’s low-carbon fuel standard, could reduce the appeal of natural gas fuel for our customers and reduce our revenue. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

To expand our business, we must develop new fleet customers and obtain and fulfill CNG and LNG fueling contracts from these customers. We cannot guarantee that we will be able to develop these customers or obtain these fueling contracts. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the growth in our target markets of fueling station infrastructure that supports CNG and LNG sales, our ability to supply CNG and LNG at competitive prices and acceptance of our technology, fuel systems or services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. In addition, there is reduced availability of debt financing as compared to prior years to support the purchase of CNG and LNG vehicles and investment in CNG and LNG infrastructure. If our potential customers are unable to access credit to purchase natural gas vehicles, it may make it difficult or impossible for them to invest in natural gas vehicle fleets, which would impair the ability of our business to grow. Further, potential customers may not find our technology, fuel systems or services acceptable.

Our global operations expose us to additional risk and uncertainties.

We have operations in a number of countries, including the United States, Canada, China, Colombia, Bangladesh and Peru. In addition to the other risks described herein, our global operations may be subject to risks and uncertainties that may limit our ability to operate our business. Our natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

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

•                  local competitors misappropriating our product designs;

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

On December 15, 2010 we acquired Northstar, a leading provider of design, engineering, construction and maintenance services for LNG and LCNG fueling stations. Our ability to realize benefits from the acquisition depends on the growth of the LNG fueling market and our ability to successfully integrate Northstar’s business with our existing operations. We cannot provide any assurances that the LNG fueling market, or Northstar’s business, will grow or that we will successfully manage the integration of Northstar’s business with our existing operations. In addition, the Northstar operations do not have the disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required for public companies. Although we intend to implement appropriate controls and procedures as we integrate the Northstar operations, we cannot provide assurance as to the effectiveness of Northstar’s disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.

DCEMB’s failure to comply with the terms of its bond financing agreements would impair our rights in DCEMB.

In connection with the Issuance of the Revenue Bonds, DCEMB entered into, among other documents, the Loan Agreement, the Note, the Deed of Trust and the Security Agreement (collectively the “Bond Agreements”).  Pursuant to the Bond Agreements, DCEMB is subject to certain covenants, including a requirement to make loan repayments on the Revenue Bonds.  This repayment obligation is secured by a security interest in all of the Collateral (as defined in the Security Agreement), which includes, but is not limited to, DCEMB’s rights, title and interest in any gas sale agreements and the funds and accounts held under an indenture.  If DCEMB defaults on its obligation to make loan repayments on the Revenue Bonds, the Issuer or the Trustee may, among other things, take whatever action at law or in equity as may be necessary or desirable to ensure loan repayments are made on the Revenue Bonds.  If the Issuer or the Trustee take any such actions, or if DCEMB otherwise fails to comply with its covenants and other obligations under the Bond Agreements, our rights in DCEMB would be impaired, and our business and results of operations may be adversely affected.

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

We have existing, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 68% of our annual revenues in 2006 and approximately 41% of our annual revenues in 2010. In May and June 2009, we spent $5.6 million to acquire four new CNG operation and maintenance contracts with government agencies. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition. In particular, if any of the contracts we recently acquired are terminated, we may be unable to recover our investment in acquiring the contracts. During the fourth quarter of 2010, we lost one of the acquired contracts in a competitive procurement, which resulted in a charge of $1.5 million related to the impairment of an intangible asset originally recorded with the acquisition.

Further, government contracts are frequently awarded only after competitive bidding processes, which have been and may continue to be protracted.  For example, the Metropolitan Transit System of San Diego, which represented approximately 6.0 million of the gallons of CNG we sold in 2009, conducted a competitive bidding procurement and awarded the contract to a competitor on July 27, 2010. The Washington Metropolitan Area Transit Authority, which represented approximately 6.3 million of the gallons of CNG we sold in 2010, also conducted a competitive bidding procurement which resulted in the award of that contract to a competitor on December 31, 2010.  In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels.  The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management.  We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may even follow our successful bids as a result of such protests.

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

Conversion of vehicle engines from gasoline or diesel to natural gas is performed by only a small number of vehicle conversion suppliers (including our wholly owned subsidiary, BAF) that must meet stringent safety and engine emissions certification standards. The engine certification process is time consuming and expensive and raises vehicle costs. In addition, conversion of vehicle engines from gasoline or diesel to natural gas may result in vehicle performance issues or increased maintenance costs that could discourage our potential customers from purchasing converted vehicles that run on natural gas and impair the financial performance of BAF. Without an increase in vehicle conversion options, reduced vehicle conversion costs and improved vehicle conversion performance, our sales of natural gas vehicle fuel and converted natural gas vehicles, through BAF, may be restricted and our revenue will be reduced both by less demand for natural gas vehicle fuel and less demand for converted natural gas vehicles.

A majority of BAF’s sales of CNG vehicles are to one customer. If this customer does not continue to purchase CNG vehicles, then revenue at our wholly owned subsidiary, BAF, will decline and our financial results will be impaired.

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

Two of our LNG supply agreements have a take-or-pay commitment and our California LNG liquefaction plant has a land lease and other fixed operating costs regardless of production and sales levels. The take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG to our own customers. For example, the LNG Sales Agreement that we entered into with Desert Gas Services (“DGS”) on October 17, 2007 has a ten year term and, provided that Plant Capacity (as defined in the LNG Sales Agreement) is available to be taken by us, the plant is not shut down by DGS and no event beyond our reasonable control prevents us from taking delivery of LNG, we are committed to purchasing at least 45,000 gallons of LNG per day. Should the market demand for LNG decline, or if we lose significant LNG customers or if demand under any existing or any future LNG supply contract does not maintain its volume levels or grow, overall operating and supply costs may increase as a percentage of revenue and negatively impact our margins.

One of our third-party LNG suppliers may cancel its supply contract with us on short notice or increase its LNG prices, which would hinder our ability to meet customer demand and increase our costs.

Under certain circumstances, Williams Gas Processing Company (“Williams”) may terminate our LNG supply contract with them on short notice. Williams may also significantly increase the price of LNG we purchase upon 24 hours’ notice if their costs to produce LNG increases, and we may be required to reimburse them for certain other expenses. Our contract with Williams, which supplied 29% of the LNG we sold for the year ended December 31, 2008, 14% for the year ended December 31, 2009, 13.2% for the year ended December 31, 2010, and 13.6% for the first three months of 2011, expires on June 30, 2011. Furthermore, there are a limited number of LNG suppliers in or near the areas where our LNG customers are located. It may be difficult to replace an LNG supplier, and we may be unable to obtain alternate suppliers at acceptable prices, in a timely manner, or at all. If significant supply interruptions occur, our ability to meet customer demand will be impaired, customers may cancel orders and we may be subject to supply interruption penalties. If we are subject to LNG price increases, our operating margins may be impaired and we may be forced to sell LNG at a loss under our LNG supply contracts.

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

Oil companies, station owners, industrial gas companies, and natural gas utilities, which have far greater resources and brand awareness than we have, may expand into the natural gas fuel market, which could harm our business and prospects.

There are numerous potential competitors who could enter the market for CNG and LNG vehicle fuels. Many of these potential entrants, such as integrated oil companies, industrial gas companies, and natural gas utilities, have far greater resources and brand awareness than we have. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. Utilities in Michigan and Georgia have also recently made efforts to invest in the natural gas vehicle fuel space. If the use of natural gas vehicles and demand for natural gas vehicle fuel increases, these companies may find it more attractive to enter or expand their operations in the market for natural gas vehicle fuels and we may experience increased pricing pressure, reduced operating margins and fewer expansion opportunities.

If we do not have effective futures contracts in place, increases in natural gas prices may cause us to lose money.

From 2005 to 2008, we sold and delivered approximately 30% of our total gasoline gallon equivalents of CNG and LNG under contracts that provided a fixed price or a price cap to our customers over terms typically ranging from one to three years, and in some cases up to five years. Effective January 1, 2007, we no longer offer contracts with a price cap to our customers, though, from time to time we still enter into contracts with various customers to sell CNG or LNG at fixed prices. At any given time, the market price of natural gas may rise and our obligations to sell fuel under fixed price contracts may be at prices lower than our fuel purchase price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition. Commencing with the adoption of our revised natural gas hedging policy in February 2007, our policy has been to purchase futures contracts to hedge our exposure to natural gas price variability related to our fixed price contracts. Such contracts, however, may not be available or we may not have sufficient financial resources to secure such contracts. In addition, under our hedging policy, we may reduce or remove futures contracts we have in place related to these contracts if such disposition is approved in advance by our board of directors and derivative committee. If we are not effectively economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers’ contracts. As of March 31, 2011, we were economically hedged with respect to our fixed price contracts with our customers.

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

We are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Payments we make to satisfy margin calls will reduce our cash reserves, adversely impact our liquidity and may also adversely impact our ability to expand our business. Moreover, if we are unable to satisfy the margin calls related to our futures contracts, our broker may sell these contracts to restore the margin requirement at a substantial loss to us. As of March 31, 2011, we had $4.8 million on deposit related to our futures contracts.

If our futures contracts do not qualify for hedge accounting, our net income (loss) and stockholders’ equity will fluctuate more significantly from quarter to quarter based on fluctuations in the market value of our futures contracts.

We account for our futures activities under the relevant derivative accounting guidance, which requires us to value our futures contracts at fair market value in our financial statements. Prior to June 2008, our futures contracts did not qualify for hedge accounting, and therefore we have recorded any changes in the fair market value of these contracts directly in our consolidated statements of operations in the line item “derivative (gains) losses” along with any realized gains or losses during the period. Currently, we attempt to qualify all of our futures contracts for hedge accounting under the relevant derivative accounting guidance, but there can be no assurances that we will be successful in doing so. At March 31, 2011, all of our futures contracts qualified for hedge accounting. To the extent that all or some of our futures contracts do not qualify for hedge accounting, we could incur significant increases and decreases in our net income (loss) and stockholders’ equity in the future based on fluctuations in the market value of our futures contracts from quarter to quarter. We had no derivative gains or losses related to our natural gas futures contracts for the year ended December 31, 2010 and for the three months ended March 31, 2011. Any negative fluctuations may cause our stock price to decline due to our failure to meet or exceed the expectations of securities analysts or investors.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020, and an additional 80% reduction below 1990 levels by 2050. Seven western U.S. states (Arizona, California, Montana, New Mexico, Oregon, Utah and Washington) and four Canadian provinces (British Columbia, Manitoba, Ontario and Quebec) formed the Western Climate Initiative to help combat climate change. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants in California and Texas or our CNG and LNG fueling stations and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of greenhouse gas emissions from our LNG plants or CNG and LNG stations, and these unknown costs are not contemplated in the financial terms of our customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

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

Our operations to date have been concentrated in California and Arizona. For the years ended December 31, 2008, 2009 and 2010, sales in California accounted for 44%, 49% and 49% respectively, and sales in Arizona accounted for 14%, 10% and 9%, respectively, of the total amount of gallons we delivered. For the three month period ended March 31, 2011, sales in California and Arizona accounted for 56% and 15%, respectively, of the total amount of gallons we delivered. A decline in the economy in these areas could slow the rate of adoption of natural gas vehicles, reduce fuel consumption or reduce the availability of government grants, any of which could negatively affect our growth.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We loan to certain qualifying customers a portion of, and occasionally up to 100%, of the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. Some of these risks include: most of the equipment financed consists of vehicles, which are mobile and easily damaged, lost or stolen, there is a risk the borrower may default on payments, we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. Any disruption in the credit markets may further reduce the amount of capital available to us and an economic recession or continued high unemployment rates may increase the rate of default by borrowers, leading to an increase in losses on our loan portfolio. As of March 31, 2011, we had $3.7 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of remedial requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

In connection with our LNG liquefaction activities and the landfill gas processing facility operated by DCEMB, we need or may need to apply for additional facility permits or licenses to address storm water or wastewater discharges, waste handling, and air emissions related to production activities or equipment operations. This may subject us to permitting conditions that may be onerous or costly. Compliance with laws and regulations and enforcement policies by regulatory agencies could require us to make material expenditures and may distract our officers, directors and employees from the operation of our business.

We may not be successful in developing or expanding our biomethane, or renewable natural gas, business.

In November 2010, we announced that we have entered into an agreement to develop a pipeline quality biomethane project at a Republic Services owned landfill outside of Detroit, Michigan. We are also in the process of expanding our operations at our biomethane production facility at the McCommas Bluff landfill outside of Dallas, Texas. Biomethane production represents a new area of investment and operations for us, and we may not be successful in developing these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality biomethane, or renewable natural gas, have often failed due to the volatile prices of conventional natural gas, unpredictable biomethane production levels and technological difficulties and costs associated with operating the production facilities. Our ability to succeed in expanding our McCommas Bluff project and developing our project in Michigan depends on our ability to successfully manage the construction and operation of biomethane production facilities and our ability to sell and market the biomethane at substantial premiums to recent conventional natural gas prices. If we are unsuccessful in managing the construction and operation of our biomethane production facilities, our business and financial results may be materially and adversely affected. In the absence of state and federal programs that support premium prices for renewable natural gas, we will be unable to generate profit and financial return from these investments, and our financial results could be materially and adversely affected.

Operational issues, permitting and other factors at DCEMB’s landfill gas processing facility may adversely affect both DCEMB’s ability to supply biomethane and our operating results.

In August 2008, we acquired our 70% interest in DCE, which owns 100% of DCEMB. DCEMB is a party to a 15-year gas sale agreement with Shell Energy North America (US) L.P.  (“Shell”) for the sale to Shell of specified levels of biomethane produced by DCEMB’s landfill gas processing facility. There is, however, no guarantee that DCEMB will be able to produce or sell up to the maximum volumes called for under the agreement or produce biomethane that meets the relevant pipeline specification. DCEMB’s ability to produce such volumes of biomethane depends on a number of factors beyond DCEMB’s control, including, but not limited to, the availability and composition of the landfill gas that is collected, successful permitting, the operation of the landfill by the City of Dallas and the reliability of the processing facility’s critical equipment. The DCEMB facility is subject to periods of reduced production or non-production due to upgrades, maintenance, repairs and other factors. For example, as part of an operational upgrade in March 2009, the facility was shut down for approximately one month. Also, on June 12, 2009, the facility was taken offline for repairs that were completed on July 2, 2009 and the facility was taken offline for upgrades from September 20, 2010 until September 25, 2010. Severe winter weather in Texas resulted in power outages and broken equipment in February 2011, resulting in a week of down time and an extended period during which the plant operated at half capacity. Future operational upgrades, including planned expansion of the plant, or complications in the operations of the facility could require additional shutdowns during 2011, and accordingly, DCEMB’s revenues may fluctuate from quarter to quarter.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $5.4 million, $3.2 million, $12.1 million, $23.7 million, $6.5 million, $6.4 million, $18.5 million, $1.9 million, $24.4 million, $(9.9) million, $1.8 million, $(13.8) million, and $9.8 million for the three months ended March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, construction cost overruns, downtime at our facilities (including any shutdowns of DCEMB’s landfill gas processing facility), the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

The future price of our common stock or the offering price of our common stock in future offerings could result in a reduction of the exercise price of our Series I warrants and result in dilution of our common stock.

We issued Series I warrants to purchase up to 3,314,394 shares of our common stock in connection with our registered direct offering completed in November 2008. 2,130,682 of the Series I warrants remain outstanding as of March 31, 2011. These warrants contain provisions that require an adjustment in the exercise price of the Series I warrants in the event that we price any offering of common stock at a price below the current exercise price, $12.68 per share, which, if we do, could result in a dilution of our common stock.

Sales of outstanding shares of our stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2011, 70,269,071 shares of our common stock were outstanding. The 11,500,000 shares sold in our initial public offering, the 4,419,192 shares of common stock and the 2,130,682 shares of common stock subject to outstanding Series I warrants sold in our registered direct offering that closed on November 3, 2008, the 9,430,000 shares of our common stock sold in our common stock offering that closed on July 1, 2009 and the 3,450,000 shares of our common stock sold in our common stock offering that closed on November 11, 2010, are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates.

In addition, upon the closing of our acquisition of IMW, we issued 4,017,408 shares of our common stock which are also registered for immediate resale. We issued an additional 601,926 shares to the IMW shareholder in January 2011. IMW’s shareholder had sold 3,256,166 shares of our common stock as of March 31, 2011.

Shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. All other outstanding shares of common stock may be sold under Rule 144 under the Securities Act, subject to applicable restrictions.

In addition, as of March 31, 2011, there were 10,705,519 shares underlying outstanding options and 17,130,682 shares underlying outstanding warrants (including the 2,130,682 Series I warrant shares sold in our registered direct offering which closed on November 3, 2008). All shares subject to outstanding options and warrants are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144, or have been registered under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Further, as of March 31, 2011, 16,539,720 shares of our stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of March 31, 2011, 820,404 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans. All sales of common stock under the plans will be reported through appropriate filings with the SEC.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of March 31, 2011, T. Boone Pickens and affiliates (including Madeleine Pickens, his wife) owned in the aggregate 28% of our outstanding shares of common stock and beneficially owned in the aggregate approximately 41% of the outstanding shares of our common stock, inclusive of the 15,000,000 shares underlying a warrant held by Mr. Pickens. As a result, Mr. Pickens will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—(Removed and Reserved)

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)           Exhibits

3.2	Amended and Restated Bylaws. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2011, and incorporated herein by reference.)

10.50*	Loan Agreement dated January 1, 2011, between Mission Economic Development Corporation and Dallas Clean Energy McCommas Bluff, LLC.

10.51*

Depository and Control Agreement dated January 1, 2011, among Dallas Clean Energy McCommas Bluff, LLC, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.

10.52*	Trust Indenture dated January 1, 2011, between Mission Economic Development Corporation and The Bank of New York Mellon Trust Company, N.A.

10.53*	Bond Purchase Contract dated March 24, 2011, among Mission Economic Development Corporation, First Southwest Company, Westhoff, Cone & Holmstedt, and Dallas Clean Energy McCommas Bluff, LLC.

10.54*	Amendment to HSBC Bank Canada Facility Letter dated March 29, 2011.

10.55*	Security Agreement dated March 31, 2011, between Dallas Clean Energy McCommas Bluff, LLC, and The Bank of New York Mellon Trust Company, N.A.

10.56*	Leasehold Deed of Trust, Security Agreement and Assignment of Rents and Leases dated March 31, 2011 by Dallas Clean Energy McCommas Bluff, LLC to Peter S. Graf.

31.1*

Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Richard R. Wheeler, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

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

CLEAN ENERGY FUELS CORP.

Date: May 9, 2011	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)