Form 10-Q
period 2011-09-30
Clean Energy Fuels Corp.
filed 2011-11-08
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 70,395,657 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2010 and September 30, 2011 (Unaudited)

(In thousands, except share data)

	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$55,194	$159,003
Restricted cash	2,500	5,684
Accounts receivable, net of allowance for doubtful accounts of $702 and $673 as of December 31, 2010 and September 30, 2011, respectively	45,645	39,710
Other receivables	27,280	18,989
Inventory, net	20,483	32,374
Prepaid expenses and other current assets	10,959	12,345
Total current assets	162,061	268,105
Land, property and equipment, net	211,643	246,534
Restricted cash	—	67,756
Notes receivable and other long-term assets	15,059	16,072
Investments in other entities	10,748	16,296
Goodwill	71,814	72,069
Intangible assets, net	112,174	104,771
Total assets	$583,499	$791,603
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,712	$22,452
Accounts payable	28,635	22,945
Accrued liabilities	28,137	29,226
Deferred revenue	17,507	18,559
Total current liabilities	96,991	93,182
Long-term debt and capital lease obligations, less current portion	41,704	265,718
Other long-term liabilities	28,588	20,127
Total liabilities	167,283	379,027
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 69,610,098 shares and 70,382,655 shares at December 31, 2010 and September 30, 2011, respectively	7	7
Additional paid-in capital	569,202	587,992
Accumulated deficit	(151,926)	(178,651)
Accumulated other comprehensive loss	(3,996)	(202)
Total Clean Energy Fuels Corp. stockholders’ equity	413,287	409,146
Noncontrolling interest in subsidiary	2,929	3,430
Total stockholders’ equity	416,216	412,576
Total liabilities and stockholders’ equity	$583,499	$791,603

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2010 and 2011

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Product revenues	$40,975	$64,237	$114,682	$184,292
Service revenues	4,679	7,845	13,996	22,244
Total revenues	45,654	72,082	128,678	206,536
Operating expenses:
Cost of sales:
Product cost of sales	31,190	48,853	85,378	139,591
Service cost of sales	2,319	3,901	6,305	10,591
Derivative (gains):
Series I warrant valuation	(7,866)	(1,524)	(5,876)	(3,059)
Selling, general and administrative	15,855	20,140	44,382	59,823
Depreciation and amortization	5,507	7,554	15,568	22,396
Total operating expenses	47,005	78,924	145,757	229,342
Operating loss	(1,351)	(6,842)	(17,079)	(22,806)
Interest income (expense), net	(70)	(3,194)	17	(5,520)
Other expense	(309)	(2,450)	(305)	(1,662)
Income from equity method investments	96	99	202	474
Loss before income taxes	(1,634)	(12,387)	(17,165)	(29,514)
Income tax (expense) benefit	(290)	960	836	2,872
Net loss	(1,924)	(11,427)	(16,329)	(26,642)
Loss (income) of noncontrolling interest	94	73	27	(84)
Net loss attributable to Clean Energy Fuels Corp.	$(1,830)	$(11,354)	$(16,302)	$(26,726)
Loss per share attributable to Clean Energy Fuels Corp.
Basic	$(0.03)	$(0.16)	$(0.27)	$(0.38)
Diluted	$(0.03)	$(0.16)	$(0.27)	$(0.38)
Weighted average common shares outstanding
Basic	63,992,763	70,364,202	60,970,130	70,255,311
Diluted	63,992,763	70,364,202	60,970,130	70,255,311

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2011

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(16,329)	$(26,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,568	22,396
Provision for doubtful accounts, notes receivables and inventory	139	335
Derivative loss (gain)	(5,876)	(3,059)
Stock-based compensation expense	9,222	10,093
Accretion of notes payable	—	2,060
Amortization of debt issuance cost	—	238
Loss (gain) on contingent consideration for acquisitions	—	(2,554)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(6,073)	14,153
Inventory	(3,434)	(11,943)
Margin deposits on futures contracts	(2,987)	2,981
Prepaid expenses and other assets	416	(3,834)
Accounts payable	13,588	(5,690)
Accrued expenses and other	7,562	3,444
Net cash provided by operating activities	11,796	1,978
Cash flows from investing activities:
Purchases of property and equipment	(41,437)	(49,546)
Proceeds from sale of property and equipment	280	—
Proceeds from sale of loans receivable	324	—
Acquisition, net of cash acquired	(15,585)	—
Restricted cash	—	(70,941)
Investments in other entities	(635)	(4,712)
Net cash used in investing activities	(57,053)	(125,199)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	10,784	1,197
Proceeds from capital lease obligations and debt instruments	—	242,730
Contingent consideration paid relating to business acquisitions	—	(2,396)
Proceeds from revolving line of credit	—	34,383
Proceeds from minority interest DCE equity contribution	—	417
Payments for debt issuance costs	—	(3,053)
Repayment of borrowing under revolving line of credit	—	(29,882)
Repayment of capital lease obligations and debt instruments	(435)	(15,854)
Net cash provided by financing activities	10,349	227,542
Effect of exchange rates on cash and cash equivalents	—	(512)
Net increase (decrease) in cash	(34,908)	103,809
Cash, beginning of period	67,087	55,194
Cash, end of period	$32,179	$159,003
Supplemental disclosure of cash flow information:
Income taxes paid	$219	$873
Interest paid, net of approximately $295 and $319 capitalized, respectively	804	2,551

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

Note 1—General

Nature of Business:  Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company”), is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States. Beginning September 7, 2010 with its acquisition of I.M.W. Industries, Ltd. (“IMW”), the Company began selling certain equipment and services internationally. The Company has a broad customer base in a variety of markets, including public transit, refuse, airports and trucking. The Company operates, maintains or supplies approximately 257 natural gas fueling locations in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Rhode Island, Texas, Virginia, Washington and Wyoming within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through operation and maintenance (“O&M”) agreements with certain customers, through building and selling or leasing natural gas fueling stations to its customers, and through financing its customers’ vehicle purchases. In April 2008, the Company opened its first compressed natural gas (“CNG”) station in Lima, Peru through the Company’s joint venture, Clean Energy del Peru. In August 2008, the Company acquired 70% of the outstanding membership interests of Dallas Clean Energy, LLC (“DCE”). DCE, through a 70% owned subsidiary, owns a facility that collects, processes and sells renewable biomethane collected from a landfill in Dallas, Texas. On October 1, 2009, the Company acquired 100% of BAF Technologies, Inc. (“BAF”), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, the Company acquired 100% of IMW, a company engaged in the manufacturing and servicing of natural gas fueling compressors and related equipment. On December 15, 2010, the Company acquired 100% of Wyoming Northstar Incorporated, Southstar, LLC, and M&S Rental LLC (collectively “Northstar”), a provider of design, engineering, construction and maintenance services for liquefied natural gas (“LNG”) and liquefied to compressed (“LCNG”) fueling stations.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2010 and 2011. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2010 and 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

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

Use of Estimates:  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Current economic conditions may require the use of additional estimates and these estimates may be subject to a greater degree of uncertainty as a result of the uncertain economy.

Note 2—Acquisitions

Natural Gas Fueling Compressors

On September 7, 2010, the Company, acting through certain of its subsidiaries, completed its purchase of the advanced natural gas fueling compressor and related equipment manufacturing and servicing business of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, and has other manufacturing facilities near Shanghai, China and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the United States.

In connection with the closing of the Company’s acquisition of IMW, a subsidiary of the Company (the “Acquisition Subsidiary”) paid an upfront cash payment of $15,034 and issued 4,017,408 shares of the Company’s common stock at closing to IMW’s shareholder. The issued shares were registered and available for immediate resale by the IMW shareholder. An additional $288 was paid by the Acquisition Subsidiary when the Chinese regulatory authorities subsequently approved the transfer of IMW Compressors (Shanghai) Co. Ltd. to the Acquisition Subsidiary. The Acquisition Subsidiary also issued the following promissory notes to the IMW shareholder (collectively, the “IMW Notes”): (i) a promissory note with a principal amount of $12,500 that was paid on January 31, 2011, (ii) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2012, (iii) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2013, and (iv) a promissory note with a principal amount of $12,500 that is due and payable on January 31, 2014. Each payment under the IMW Notes will consist of $5,000 in cash and $7,500 in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Company’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. On January 31, 2011, the Company paid $5,000 in cash and issued 601,926 shares to the IMW shareholder to settle the IMW Note due on that date.

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

Current assets	$27,149
Property, plant and equipment	2,559
Identifiable intangible assets	81,400
Goodwill	45,304
Total assets acquired	156,412
Liabilities assumed	(26,241)
Total purchase price	$130,171

Management allocated approximately $81,400 of the purchase price to certain identifiable intangible assets related to technology, customer relationships, non-compete agreements, and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years. In addition, management allocated $45,304 to goodwill as part of the acquisition and recorded a contingent liability of $9,300 related to the additional contingent consideration described above. Under FASB authoritative guidance, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. The Company recorded a gain of $1,563 and $2,163, respectively, during the three and nine month periods ended September 30, 2011 related to this contingency.  This amount is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. At September 30, 2011, the fair value of the contingent consideration was $5,700.

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

The Company accounted for this acquisition in accordance with FASB authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values, as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

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

As of November 8, 2011, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted retroactively. The final purchase price allocation is pending the consideration of certain income tax related matters.

The results of Northstar’s operations have been included in the Company’s consolidated financial statements since December 15, 2010.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

Note 4—Restricted Cash

As of December 31, 2010, the Company’s restricted cash balance consisted of cash held in a payment reserve account in connection with the Company’s PCB Credit Agreement that was retired on August 14, 2011.   See note 12 for a discussion of restricted cash at September 30, 2011.

Note 5—Derivative Transactions

The Company marks to market its open futures positions at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the condensed consolidated statements of operations or in accumulated other comprehensive income in the condensed consolidated balance sheets in accordance with FASB authoritative guidance. The Company recorded unrealized (gains) losses of $5,129 and $(1,689) in other comprehensive income (loss) for the nine month periods ended September 30, 2010 and 2011, respectively, related to its futures contracts. Of the $2,661 liability for the Company’s future contracts at September 30, 2011, $2,546 is included in accrued liabilities for the short-term amount, and $115 is included in other long-term liabilities for the long-term amount in the Company’s condensed consolidated balance sheet as of September 30, 2011. Of the $4,970 liability for the Company’s futures contracts at September 30, 2010, $3,263 is included in accrued liabilities for the short-term amount, and $1,707 is included in other long-term liabilities for the long-term amount in the Company’s condensed consolidated balance sheet as of September 30, 2010. The Company’s ineffectiveness related to its futures contracts during the three and nine month periods ended September 30, 2010 and 2011 was insignificant. For the three months ended September 30, 2010 and 2011, the Company recognized a loss of approximately $769 and $864, respectively, in cost of sales in the accompanying condensed consolidated statements of operations related to its futures contracts that were settled during the respective periods. For the nine months ended September 30, 2010 and 2011, the Company recognized a loss of $906 and $2,295, respectively, in cost of sales in the accompanying condensed consolidated statements of operations related to its futures contracts that were settled during the respective periods.

The following table presents the notional amounts and weighted-average fixed prices per gasoline gallon equivalent of the Company’s natural gas futures contracts as of September 30, 2011:

	Gallons	Weighted Average Price Per Gasoline Gallon Equivalent
October to December, 2011	2,880,000	$0.82
2012	5,160,000	$0.81
January to May, 2013	300,000	$0.81

Note 6—Other Receivables

Other receivables at December 31, 2010 and September 30, 2011 consisted of the following:

	December 31, 2010	September 30, 2011
Fuel tax credits	17,577	7,452
Other	9,703	11,537
	$27,280	$18,989

Note 7—Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Management’s estimate of market includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2010 and September 30, 2011:

	December 31, 2010	September 30, 2011
Raw materials and spare parts	$17,634	$26,704
Work in process	1,196	3,452
Finished goods	1,653	2,218
Total	$20,483	$32,374

Note 8—Land, Property and Equipment

Land, property and equipment at December 31, 2010 and September 30, 2011 are summarized as follows:

	December 31, 2010	September 30, 2011
Land	$1,198	$1,198
LNG liquefaction plants	92,856	92,927
Biomethane plants	2,867	14,603
Station equipment	91,492	108,155
LNG trailers	12,020	13,510
Other equipment	21,611	23,319
Construction in progress	53,386	69,918
	275,430	323,630
Less: accumulated depreciation	(63,787)	(77,096)
	$211,643	$246,534

Note 9—Investments in Other Entities

Through September 30, 2011, the Company has invested approximately $13,106 in The Vehicle Production Group LLC (“VPG”), a company that is developing a natural gas vehicle made in the United States for taxi and paratransit use. The Company accounts for its investment in VPG under the cost method of accounting as the Company does not have the ability to exercise significant influence over VPG’s operations.

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

Note 10— Accrued Liabilities

Accrued liabilities at December 31, 2010 and September 30, 2011 consisted of the following:

	December 31, 2010	September 30, 2011
Salaries and wages	$2,218	$5,561
Accrued gas and equipment purchases	6,995	4,358
Other	18,924	19,307
	$28,137	$29,226

Note 11—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranties. Changes in the warranty liability are presented in the following tables:

	September 30, 2010	September 30, 2011
Warranty liability at beginning of year	$1,136	$2,338
Assumed liability through acquisitions	742	—
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	478	1,977
Service obligations honored	(363)	(1,544)
Warranty liability at end of period	$1,993	$2,771

Note 12—Long-term Debt

Credit Agreement

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

On October 7, 2009, the Facility A Loan was repaid in full and converted into a $20,000 line of credit (the “A Line of Credit”) pursuant to an amendment to the Credit Agreement. On August 13, 2010, the Credit Agreement was amended to extend the maturity date of the A Line of Credit to August 14, 2011 and add an unused facility fee. The amendment also provides for a 1-year option to extend the maturity date to August 14, 2012, subject to the Company not being in default on the A Line of Credit. The unused facility fees are to be paid quarterly, in an amount equal to one-tenth of one percent (0.10%) of the unused portion. The Company elected not to renew the A Line of Credit on August 14, 2011 and the Line of Credit expired on that date.

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

Revenue Bonds

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

All payments received by the Depository Bank will be placed into various accounts in accordance with the requirements of the Indenture and the Depository Agreement.  The funds in these accounts will be used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the Depository Agreement. The Depository Bank will make payments out of these accounts in accordance with the requirements of the Depository Agreement. At the end of each month after all required account fundings have been fulfilled in accordance with the Depository Agreement, all remaining excess funds will be placed into a Surplus Account. The funds in the Surplus Account will be delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined by the Indenture and the Loan Agreement, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1,300.  Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months from the Depository Bank for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current in the line item notes receivable and other long term assets.  At September 30, 2011, $20,756 was included in long term restricted cash and $4,516 was included in short term restricted cash in the accompanying condensed consolidated balance sheet.

The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply.  As of September 30, 2011, DCEMB was in compliance with all its debt covenants.

Pursuant to a collateral assignment and Consent and Agreement with Atmos Pipeline - Texas (“Atmos”), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of the Company with Atmos.

Purchase Notes

In connection with the closing of the Company’s acquisition of IMW, the Company agreed to make future payments consisting of four annual payments in the amount of $12,500. Each payment under the IMW Notes will consist of $5,000 in cash and $7,500 in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Company’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. On January 31, 2011, the Company paid $5,000 in cash and issued 601,926 shares to the IMW shareholder to settle the IMW Note due on that date.

In connection with the closing of the Company’s acquisition of Northstar, the Company agreed to make future payments consisting of five annual payments in the amount of $700 each with the first payment due December 15, 2011.

The difference between the carrying amount and the face amount of these obligations will be accreted to interest expense over the remaining term of the obligations.

HSBC Lines of Credit

Also in connection with the closing of the Company’s acquisition of IMW, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with HSBC Bank Canada (“HSBC”), which was amended on March 29, 2011 and September 26, 2011, pursuant to which the Company assumed the obligations and liabilities of IMW under the following arrangements, as amended, with HSBC (collectively, the “IMW Lines of Credit”):

(i)	An operating line of credit with a limit of $10,000 in Canadian dollars (“CAD”) bearing interest at prime plus 1.00%, to assist in financing the day-to-day working capital needs of IMW.

(ii)	A bank guarantee line with a limit of CAD$3,000, which allows IMW to provide guarantees and/or standby letters of credit to overseas suppliers or bid/performance deposits on contracts.

(iii)

A forward exchange contract line with a limit of CAD$13,750. The forward exchange contract line allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at September 30, 2011).

(iv)	A MasterCard limit with a maximum amount of CAD$150.

(v)

An operating line with a limit of 5,000 Renminbi (“RMB”) (CAD$808) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

(vi)	A 16,750 Bengali Taka (CAD$234) operating line of credit bearing interest at 14%.

(vii)	A 170,000 Columbian Peso (CAD$92) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 9%.

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

The Assumption Agreement with HSBC also includes certain financial covenants. Among these financial covenants are that IMW shall not permit: 1)  its ratio of debt to tangible net worth to be greater than 4.0 to 1.0 until December 31, 2011, and greater than 3.75 to 1.0 from January 1, 2012 through March 31, 2012, and greater than 3.5 to 1.0 from April 1, 2012 through June 30, 2012, and greater than 3.0 to 1.0 on or after July 1, 2012, 2)  its tangible net worth to at anytime be below CAD$7,000 and 3)  its ratio of current assets to current liabilities to be less than 1.15 to 1.0 until March 31, 2012 and less than 1.25 to 1.0 on or after April 1, 2012. IMW was in compliance with the financial covenants as of September 30, 2011.

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

Chesapeake Notes

On July 11, 2011, the Company entered into a Loan Agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150 million aggregate principal amount of debt securities for the development, construction and operation of liquefied natural gas stations (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50 million (each a “CHK Note” and collectively the “CHK Notes”).  Chesapeake Energy Corporation guaranteed Chesapeake’s commitment to purchase the CHK Notes under the CHK Agreement.

The first CHK Note was issued on July 11, 2011, and the Company expects to issue the second and third CHK Notes on June 29, 2012 and June 28, 2013, respectively.  The CHK Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at Chesapeake’s option into shares of the Company’s common stock at a conversion price of $15.80 per share (the “CHK Conversion Price”).  Subject to certain restrictions, the Company can force conversion of each CHK Note into shares of the Company’s common stock if, following the second anniversary of the issuance of a CHK Note, the Company’s shares of common stock trade at a 40% premium to the CHK Conversion Price for at least twenty trading days in any consecutive thirty trading day period.  The entire principal balance of each CHK Note is due and payable seven years following its issuance, and the Company may repay each CHK Note in the shares of the Company’s common stock or cash.  The CHK Agreement restricts the use of the CHK Financing proceeds to financing the development, construction and operation of liquefied natural gas stations and payment of certain related expenses.  At September 30, 2011, $47 million of these funds were included in long term restricted cash as the Company anticipates primarily using the funds to build LNG fueling stations.  The CHK Agreement also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the CHK Notes to become or to be declared due and payable.

In connection with the CHK Financing, the Company also entered into a Registration Rights Agreement, dated July 11, 2011, with Chesapeake (the “CHK Registration Rights Agreement”) pursuant to which the Company agreed, subject to the terms and conditions of the CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company’s common stock issuable upon conversion of the CHK Notes and (ii) at the request of Chesapeake to participate in one or more underwritten offerings of the Company’s common stock issuable upon conversion of the CHK Notes.  If the Company does not meet certain of its obligations under the CHK Registration Rights Agreement with respect to the registration of the Company’s common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the CHK Note represented by the Company’s common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met. As of September 30, 2011, the Company met its obligations under the CHK Registration Rights Agreement.

SLG Notes

On August 24, 2011, the Company entered into Convertible Note Purchase Agreements (each, an “SLG Agreement” and collectively the “SLG Agreements”) with each of Springleaf Investments Pte. Ltd., a wholly-owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly-owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a “Purchaser” and collectively, the “Purchasers”), whereby the Purchasers agreed to purchase from the Company an aggregate of $150 million in principal amount of 7.5% convertible notes due 2016 (each a “SLG Note” and collectively the “SLG Notes”).  The transaction closed and the SLG Notes were issued on August 30, 2011.

The SLG Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at each Purchaser’s option into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”).  Subject to certain restrictions, the Company can force conversion of each SLG Note into shares of the Company’s common stock if, following the second anniversary of the issuance of the SLG Note, the Company’s shares of common stock trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period.  The entire principal balance of each SLG Note is due and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in the shares of the Company’s common stock or cash.  The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the SLG Notes to become or to be declared due and payable.

In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the “SLG Registration Rights Agreements”) pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company’s common stock issuable upon conversion of the SLG Notes and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Company’s common stock issuable upon conversion of the SLG Notes.  If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Company’s common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Company’s common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of September 30, 2011, the Company met its obligations under the SLG Registration Rights Agreement.

Long-term debt at December 31, 2010 and September 30, 2011 consisted of the following:

	December 31, 2010	September 30, 2011
Facility B loan	$9,909	$—
IMW future payment notes	44,568	33,033
Northstar future payments	2,900	3,042
DCE notes	435	585
DCEMB Revenue Bonds (non recourse to the Company)	—	40,200
Chesapeake Notes	—	50,000
SLG Notes	—	150,000
IMW assumed debt	4,626	7,642
Capital lease obligations	1,978	3,668
Total debt and capital lease obligations	64,416	288,170
Less amounts due within one year and short-term borrowings	(22,712)	(22,452)
Total long-term debt and capital lease obligations	$41,704	$265,718

Note 13—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Basic and diluted:
Weighted average number of common shares outstanding	63,992,763	70,364,202	60,970,130	70,255,311

Certain securities were excluded from the diluted earnings per share calculations for the nine-months ended September 30, 2010 and 2011, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of September 30, 2010 and 2011 for these instruments are as follows:

	September 30,
	2010	2011
Options	9,563,055	10,753,026
Warrants	18,314,394	17,130,682
Convertible notes	—	13,164,557

Note 14—Comprehensive Loss

The following table presents the Company’s comprehensive loss for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011
Net loss attributable to Clean Energy Fuels Corp.	$(16,302)	$(26,726)
Derivative unrealized gains (losses)	(5,129)	1,689
Foreign currency translation adjustments	201	2,106
Comprehensive loss	$(21,230)	$(22,931)

Note 15—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Stock options:
Stock-based compensation expense	$3,260	$3,161	$9,222	$10,093
Income tax benefit	—	—	—	—
Stock-based compensation expense, net of tax	$3,260	$3,161	$9,222	$10,093

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	10,433,551	$10.09
Options granted	840,500	13.93
Options exercised	(170,631)	7.10
Options forfeited	(350,394)	15.30
Outstanding, September 30, 2011	10,753,026	$10.27	6.49	$9,178
Exercisable, September 30, 2011	7,087,508	$9.20	5.41	$13,594

As of September 30, 2011, there was $20,893 of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 1.41 years. The total fair value of shares vested during the nine months ended September 30, 2011 was $3,379.

All of the Company’s unvested options issued prior to October 2005 vested in October 2005 when the Company experienced a change in control in accordance with the 2002 Plan. The Company plans to issue new shares to its employees upon the employees’ exercise of their options. The intrinsic value of all options exercised during the nine months ended September 30, 2010 and 2011 was $10,813 and $1,337, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2011:

Nine Months Ended September 30, 2011
Dividend yield	0.00%
Expected volatility	69.94% to 74.38%
Risk-free interest rate	1.13% to 2.71%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2010 and 2011 were $15.66, and $9.03, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company’s historical volatility for a period commensurate with the expected life of the options granted, the Company’s historical volatility, and the Company’s implied future volatility. The expected lives used during the periods were based on the weighted-average of the historical exercise behavior of prior options granted and the estimated future exercise date of the options outstanding. The risk free rates used during the year were based on the U.S. Treasury yield curve at the time of grant. The Company recorded $9,222 and $10,093 of stock option expense during the nine months ended September 30, 2010 and 2011, respectively. The Company has not recorded any tax benefit related to its stock option expense.

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

Note 17—Income Taxes

The Company is required to recognize the impact of a tax position in its financial statements if the position is more likely than not of being sustained by the taxing authority upon examination, based on the technical merits of the position. The Company accrues interest based on the difference between a tax position recognized in the financial statements and the amount claimed on its returns at statutory interest rates. The net interest incurred was immaterial for the three and nine month periods ended September 30, 2010 and 2011. Further, the Company accrues penalties if the tax position does not meet the minimum statutory threshold to avoid penalties. No penalties have been accrued by the Company. The Company’s unrecognized tax benefits as of December 31, 2010 and September 30, 2011 were $24 and $279, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2007 through 2010 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2008 or state examinations for years before 2006.  On July 15, 2010, the Internal Revenue Service (“IRS”) sent the Company a letter disallowing approximately $5,073 related to certain claims the Company made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program and seeking repayment of such amount. The Company believes its claims were properly made and is currently appealing the IRS’s request for payment.

The Company’s tax benefit for the period ended September 30, 2010 includes a refund of approximately $1,300 of alternative minimum taxes previously paid attributable to the Company’s election of the extended net operating loss five-year carryback provision under the Worker, Homeownership, and Business Assistance Act of 2009.

Note 18— Fair Value Measurements

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

During the nine months ended September 30, 2011, the Company’s financial instruments consisted of natural gas futures contracts, debt instruments, contingent consideration related to its acquisitions, and its Series I warrants. The fair market value of the Company’s debt instruments approximated their carrying values at September 30, 2010 and 2011. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts. The Company uses projected financial results for the respective entities, discounted to reflect the time value of money, to value its contingent consideration obligations. The Company uses either a Monte Carlo simulation model or the Black-Scholes model, depending on the current terms, to value the Series I warrants. The Company considers a variety of market data with observable inputs when estimating the expected volatility used in the model. For example, the Company considers the historical volatilities of its competitors, the call option value of convertible bonds of certain peer group entities and the implied volatilities of its exchange traded stock options. The Company also uses the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolates the data over the remaining term of the Series I warrants, which was approximately 4.58 years as of September 30, 2011. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value determination in the table below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

Description	Balance at September 30, 2011	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas futures contracts	$2,661	$—	$2,661	$—
Contingent consideration obligations	6,250	—	—	6,250
Series I warrants	11,089	—	—	11,089

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Liabilities: Contingent Consideration	September 30, 2010	September 30, 2011
Beginning Balance	$3,100	$11,200
Business combinations	9,300	—
Total (gain) loss included in earnings	—	(2,554)
Payments	—	(2,396)
Transfers In/Out	—	—
Ending Balance	$12,400	$6,250

Liabilities: Series I Warrants	September 30, 2010	September 30, 2011
Beginning Balance	$29,741	$14,148
Total (gain) loss included in earnings	(5,877)	(3,059)
Issuance of warrants	—	—
Exercise of warrants	—	—
Transfers In/Out	—	—
Ending Balance	$23,864	$11,089

Note 19—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). In addition, the changes require a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  These changes were applied to the disclosures in note 18 to the Company’s condensed consolidated financial statements contained elsewhere herein.

On January 1, 2011, the Company adopted changes issued by the FASB to the testing of goodwill for impairment. These changes permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.  The adoption of this pronouncement did not have any impact on the Company’s condensed consolidated financial statements.

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

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012. The Company is currently evaluating the potential impact of these changes on its condensed consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the Company does not believe these changes will have a material impact on its condensed consolidated financial statements.

Note 20—Volumetric Excise Tax Credit (“VETC”)

The Company records its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the nine month periods ended September 30, 2010 and 2011 were $0 and $13,441, respectively. The legislation providing for VETC was reinstated in the fourth quarter of 2010, made retroactive to January 1, 2010 and extended to December 31, 2011. During the fourth quarter of 2010, the Company recorded $16,042 of VETC revenue, which included $11,881 related to the nine month period ended September 30, 2010.

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

We provide natural gas solutions for vehicle fleets primarily in the United States. Our primary business activity is selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) vehicle fuel to our customers. We also build, operate and maintain fueling stations, manufacture and service advanced natural gas fueling compressors and related equipment, process and sell renewable biomethane and provide natural gas vehicle conversions. Our customers include fleet operators in a variety of markets, such as public transit, refuse hauling, airports, taxis and trucking. In April 2008, we opened our first CNG station in Lima, Peru, through our joint venture, Clean Energy del Peru. In August 2008, we acquired 70% of the outstanding membership interests of Dallas Clean Energy LLC (‘DCE”). DCE owns a facility that collects, processes and sells renewable biomethane at the McCommas Bluff landfill in Dallas, Texas. On October 1, 2009, we acquired 100% of BAF Technologies, Inc. (“BAF”), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, we completed the purchase of I.M.W. Industries Ltd. (“IMW”), a company that manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment. On December 15, 2010, we acquired Wyoming Northstar Incorporated, Southstar LLC, and M&S Rental, LLC (collectively “Northstar”), which provides design, engineering, construction and maintenance services for LNG and liquefied to compressed natural gas (“LCNG”) fueling stations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Sources of revenue.  We generate a significant portion of our revenue from selling CNG and LNG and providing operations and maintenance services to our customers. The balance of our revenue is provided by designing and constructing natural gas fueling stations, financing our customers’ natural gas vehicle purchases, sales of pipeline quality biomethane produced by DCEMB, sales of natural gas vehicle conversions through our wholly owned subsidiary BAF, and commencing on September 7, 2010, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW. In addition, on December 15, 2010, we began generating revenue from LNG and LCNG fueling station design, engineering, construction and maintenance services through Northstar.

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide operating and maintenance (“O&M”) services, but do not directly sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru, plus (iv) our proportionate share of the gasoline gallon equivalents of biomethane produced and sold as pipeline quality natural gas by DCEMB), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss). The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010, presents our key operating data for the years ended December 31, 2008, 2009, and 2010 and for the three and nine months ended September 30, 2010 and 2011:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
CNG	47.6	67.9	81.4	20.2	26.8	60.0	75.1
Biomethane	2.0	6.4	7.4	1.8	1.8	5.6	5.0
LNG	23.9	26.7	33.9	9.3	12.3	25.4	35.5
Total	73.5	101.0	122.7	31.3	40.9	91.0	115.6
Operating data
Gross margin	$27,099	$48,582	$69,945	$12,145	$19,328	$36,995	$56,354
Net loss	(44,463)	(33,249)	(2,516)	(1,830)	(11,354)	(16,302)	(26,726)

Key trends in 2008, 2009, 2010.  According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 26% during the period January 1, 2008 through December 31, 2010. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets.

The number of fueling stations we served grew from 147 at December 31, 2004 to 257 at September 30, 2011 (a 74.8% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG and LNG gasoline gallon equivalents we delivered from 2005 to 2010 increased by 116%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during these periods. Our cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers.

During the last half of 2009, during 2010, and during the first nine months of 2011, we experienced reduced margins related to our fueling business compared to historical margins. The reduction in margins is primarily a result of increased O&M volumes with our transit customers, that have lower margins, becoming a larger part of our overall fueling business.  We believe that our margins on fuel sales will improve in the future to the extent we are successful in increasing our retail CNG and LNG fueling operations as an overall component of our fueling business.  Within our overall fueling business, we earn our highest margins in our retail fueling operations.

During the first nine months of 2011, prices for gasoline, diesel fuel and natural gas generally increased. In California, average retail prices for gasoline have increased from a low of $3.36 per gallon in January 2011 to $3.93 per gallon at September 30, 2011, and average retail prices for diesel fuel have increased from a low of $3.51 per diesel gallon in January 2011 to $4.04 per diesel gallon at September 30, 2011. Higher gasoline and diesel prices typically improve our margins on fuel sales to the extent we price fuel at a discount to gasoline or diesel. During this time period, the price for natural gas slightly increased. The NYMEX price for natural gas fluctuated from a low of $3.79 per MMbtu in March 2011 to a high of $4.38 per MMbtu in May and August 2011. Our average retail prices for LNG fuel in the Los Angeles metropolitan area decreased from $2.50 per diesel gallon equivalent in January 2011 to $2.40 per diesel gallon equivalent at September 30, 2011, and our CNG fuel sold in the Los Angeles metropolitan area increased from a low of $2.60 per gasoline gallon equivalent in January 2011 to a high of $2.75 per gasoline gallon equivalent at September 30, 2011.

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

We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our recent acquisitions of IMW and Northstar, we are now a fully integrated provider of advanced compression technology, station-building and fueling. We have built natural gas fueling stations, and plan to build additional natural gas fueling stations, that will provide LNG to fleet vehicles at the Ports of Los Angeles and Long Beach and for other regional corridors throughout the United States. Further, we plan to enhance our market leadership position by building  a network of LNG truck fueling stations to form the backbone of America’s natural gas highway. We also anticipate expanding our sales of CNG and LNG in the other markets in which we operate, including trucking, refuse hauling, airports and public transit. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network or LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or biomethane production business that may require us to raise additional capital. Additionally, we have and will continue to increase our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs. Further, we expect to experience increased competition from oil companies, station owners, industrial gas companies, natural gas utilities and other competitors who enter the market for CNG and LNG vehicle fuels, and we anticipate that increased competition will result in higher operating costs and capital expenditures.

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

Our business plan calls for approximately $18.8 million in capital expenditures from October 1, 2011 through the end of 2011, primarily related to construction of new fueling stations and our biomethane project outside of Detroit, Michigan. This amount excludes (i) the capital expenditures related to LNG fueling station construction to be funded by the proceeds of our July 2011 financing transaction with Chesapeake, and (ii) the capital expenditures DCEMB will make at its landfill gas processing facility with the proceeds it received on March 31, 2011 when it completed its bond offering.  We may also elect to invest additional amounts in expansion of our California LNG plant or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. At September 30, 2011, we had total cash and cash equivalents of $159.0 million, and we will need to raise additional capital as necessary to fund any expansion of our California LNG plant, acquisitions or other capital expenditures or investments that we cannot fund through available cash, cash generated by operations, or the potential exercise of a warrant for 15,000,000 shares of our common stock at an exercise price of $10 per share held by Boone Pickens. The timing and necessity of any future capital raise will depend on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant or to invest in additional biomethane production facilities or other opportunities in the natural gas fueling industry, and potential merger or acquisition activity. For more information, see “Liquidity and Capital Resources” and “Capital Expenditures” below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions, expand biomethane production and reduce our ability to grow our business and generate increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG and LNG and providing O&M services to our vehicle fleet customers. For the nine months ended September 30, 2011, CNG and biomethane (together) represented 69% and LNG represented 31% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate material revenues through sales of biomethane produced by our joint venture subsidiary DCEMB, sales of natural gas vehicle systems by our wholly owned subsidiary BAF, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW, and sales of LNG and LCNG fueling station design, construction and O&M services through Northstar. The significant portions of our operating and maintenance revenues are generated from CNG stations, and substantially all of our station sale and leasing revenues have been generated from CNG stations.

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

America’s Natural Gas Highway

We plan to build and operate a network of LNG fueling stations at strategic truck stop locations along major trucking corridors in the United States. We anticipate that these fueling stations will form the backbone of America’s natural gas highway, and expect to use the proceeds of our July 2011 financing transaction with Chesapeake to help fund the cost of building the stations. We expect to generate revenue through sales of natural gas fuel to operators of heavy duty trucks and other vehicles at these planned fueling stations.

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

On July 15, 2010, the IRS sent us a letter (i) disallowing approximately $5.1 million related to certain claims we made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program, and (ii) seeking repayment of such amount. We believe our claims were properly made and are contesting the IRS’s determination.

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

On December 15, 2010, we completed the purchase of Northstar, an entity that provides design, engineering, construction and maintenance services for LNG and LCNG fueling stations. For the nine months ended September 30, 2011, Northstar contributed approximately $7.6 million to our revenue.

Vehicle Acquisition and Finance

In 2006, we commenced offering vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase directly if our customer fails to purchase the vehicle as anticipated. Through September 30, 2011, we have not generated significant revenue from vehicle finance activities.

Landfill Gas

In August 2008, we acquired 70% of the outstanding membership interests of DCE for a purchase price of $19.6 million including transaction costs. DCE’s subsidiary, DCEMB, owns a facility that collects, processes and sells biomethane from the McCommas Bluff landfill located in Dallas, Texas.  For the nine months ended September 30, 2010 and 2011, DCE generated approximately $8.5 million and $9.0 million, respectively, in revenue from sales of biomethane, all of which is included in our condensed consolidated statements of operations.

On April 3, 2009, DCE entered into a fifteen year gas sale agreement with Shell Energy North America (US), L.P. (“Shell”) for the sale by DCE to Shell of biomethane produced by DCE’s landfill gas processing facility (the “Shell Gas Sale Agreement”).

DCE retains the right to reserve from the Shell Gas Sale Agreement up to 500 MMBtus per day of biomethane for sale as a vehicle fuel. To the extent that DCE produces volumes of biomethane in excess of the volumes sold under the agreement, DCE will either attempt to sell such volumes at then-prevailing market prices or seek to enter into another gas sale agreement in the future. There is no guarantee that DCE will produce or be able to sell up to the maximum volumes called for under the agreement, and DCE’s ability to produce such volumes of biomethane is dependent on a number of factors beyond DCE’s control including, but not limited to, the availability and composition of the landfill gas that is collected, the impact on DCE’s operations of the operation of the landfill by the City of Dallas, the reliability of the processing plant’s critical equipment, and weather conditions. The processing equipment is currently being expanded and upgraded, which may result in significant down time to complete the work, which consequently may reduce DCE’s sales of biomethane during the period of expansion and upgrade work. The expansion and upgrade work is anticipated to continue into the first half of 2012.

The sale price for the gas under the Shell Gas Sale Agreement is fixed. The sale price for the gas represents a substantial premium to the current prevailing prices for natural gas at September 30, 2011.

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

All payments received by the Depository Bank will be placed into various accounts in accordance with the requirements of the Indenture and the Depository Agreement.  The funds in these accounts will be used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the Depository Agreement. The Depository Bank will make payments out of these accounts in accordance with the requirements of the Depository Agreement. At the end of each month after all required account fundings have been fulfilled in accordance with the Depository Agreement, all remaining excess funds will be placed into a Surplus Account. The funds in the Surplus Account will be delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined by the Indenture and the Loan Agreement, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1.3 million.  Due to these restrictions on this cash, we have classified all of this cash as restricted cash on the balance sheet. We record the restricted cash that is expected to be received and used within the next 12 months from the Depository Bank for working capital and operating purposes as current in our balance sheet, and present the remaining balance as non-current in the line item notes receivable and other long term assets.  At September 30, 2011, $20.8 million was included as long term restricted cash and $4.5 million was included in short term restricted cash in the accompanying condensed consolidated balance sheet.

The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply.  As of September 30, 2011, DCEMB was in compliance with all such debt covenants.

Pursuant to a collateral assignment and Consent and Agreement with Atmos Pipeline - Texas (“Atmos”), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of the Company with Atmos.

Vehicle Conversions

On October 1, 2009, we purchased all of the outstanding shares of BAF. Founded in 1992, BAF provides natural gas vehicle (“NGV”) conversions, alternative fuel systems, application engineering, service and warranty support and research and development services. BAF’s vehicle conversions include taxis, vans, pick-up trucks and shuttle buses. BAF utilizes advanced natural gas system integration technology and has certified NGVs under both EPA and CARB standards achieving Super Ultra Low Emission Vehicle emissions. We generate revenues through the sale of natural gas vehicle conversion systems that allow gasoline and diesel vehicles to run on natural gas. The majority of BAF’s revenue during 2010 was derived from sales of converted natural gas service vans to AT&T and Verizon. During the first nine months of 2010 and 2011, BAF contributed approximately $29.3 million and $18.8 million, respectively, to our revenue.

Natural Gas Fueling Compressors

On September 7, 2010, we completed our purchase of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, and has other manufacturing facilities near Shanghai, China and in Ferndale, Washington, and has sales and service offices in Bangladesh, Columbia, Peru and the United States. For the nine months ended September 30, 2010 and 2011, IMW contributed approximately $3.3 million and $46.5 million, respectively, to our revenue.

Volatility of Earnings and Cash Flows

Our earnings and cash flows historically have fluctuated significantly from period to period based on our futures activities, as all of our futures contracts entered into prior to June 30, 2008 have not qualified for hedge accounting under the relevant derivative accounting guidance. We have therefore recorded any changes in the fair market value of these contracts that did not qualify for hedge accounting directly in our statements of operations in the line item derivative (gains) losses along with any realized gains or losses generated during the period. We experienced a derivative loss of $0.3 million in the year ended December 31, 2008. Subsequent to June 30, 2008, our futures contracts did qualify for hedge accounting, so we had no derivative gains or losses in the years ended December 31, 2009 and 2010 and during the nine month period ended September 30, 2011 related to our futures contracts. In accordance with our natural gas hedging policy, we plan to structure all subsequent futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At September 30, 2011, we had $3.6 million on deposit in margin accounts, which are included in prepaid expenses and other current assets and notes receivable and other long-term assets in our balance sheet.

The decrease in the value of our futures positions and any required margin deposits on our futures contracts that are in a loss position could significantly impact our financial condition in the future.

Volatility of Earnings Related to Series I Warrants

Beginning January 1, 2009, under Financial Accounting Standards Board (“FASB”) authoritative guidance, we have been required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We recognized a gain of $5.9 million and $3.1 million related to recording the fair market value changes of our Series I warrants in the nine months ended September 30, 2010 and 2011, respectively. See note 18 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially impacted by future gains or losses we are required to record as a result of valuing our Series I warrants. On November 10, 2010, 1,183,712 of the Series I warrants were exercised and are no longer outstanding. As of September 30, 2011, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings Related to Contingent Consideration

Under recent business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and IMW in our financial statements through the contingency period, which expires December 31, 2011 for BAF and March 31, 2014 for IMW.

If the anticipated results of BAF or IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former BAF and IMW shareholders. To record the change in value of the BAF contingent consideration, we recognized a gain of $0.5 million during the nine months ended September 30, 2010 and we recognized a gain of $0.4 million during the nine months ended September 30, 2011. To record the change in the value of the IMW contingent consideration, we recognized a gain of $2.2 million during the nine months ended September 30, 2011.

Debt Compliance

Pursuant to our acquisition of IMW, our credit agreement with HSBC also requires that IMW complies with certain financial covenants as detailed in note 12 of our condensed consolidated financial statements contained elsewhere herein. Among those financial covenants are that IMW shall not permit 1) its ratio of debt to tangible net worth to be greater than 4.0 to 1.0 until December 31, 2011, and greater than 3.75 to 1.0 from January 1, 2012 through March 31, 2012, and greater than 3.5 to 1.0 from April 1, 2012 through June 30, 2012, and greater than 3.0 to 1.0 on or after July 1, 2012, 2) its tangible net worth to at anytime be below CAD$7,000 and 3) its ratio of current assets to current liabilities to be less than 1.15 to 1.0 until March 31, 2012 and less than 1.25 to 1.0 on or after April 1, 2012. Should IMW’s operating results not materialize as planned, we could violate these covenants. If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank were to decline to grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of September 30, 2011.

The Indenture and the Loan Agreement DCEMB entered into as part of issuing its Revenue Bonds have certain non-financial debt covenants that DCEMB must comply with.  As of September 30, 2011, DCEMB was in compliance with its debt covenants.

The Loan Agreement we entered into as part of issuing the CHK Note has certain non-financial debt covenants that we must comply with.  As of September 30, 2011, we were in compliance with these debt covenants.

The Convertible Note Purchase Agreements we entered into as part of issuing the SLG Notes have certain non-financial debt covenants that we must comply with.  As of September 30, 2011, we were in compliance with these covenants.

Risk Management Activities

Our risk management activities, including the revised natural gas hedging policy adopted by our board of directors in February 2007 and revised by our board of directors on May 29, 2008, are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of our 2010 Annual Report on Form 10-K. For the quarter ended September 30, 2011, there were no material changes to our risk management activities.

Critical Accounting Policies

For the nine months ended September 30, 2011, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2010 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 19 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Statement of Operations Data:
Revenue:
Product revenues	89.8%	89.1%	89.1%	89.2%
Service revenues	10.2	10.9	10.9	10.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	68.3	67.8	66.4	67.6
Service cost of sales	5.1	5.4	4.9	5.1
Derivative gains on Series I warrant valuation	(17.2)	(2.1)	(4.6)	(1.5)
Selling, general and administrative	34.7	27.9	34.5	29.0
Depreciation and amortization	12.1	10.5	12.1	10.8
Total operating expenses	103.0	109.5	113.3	111.0
Operating loss	(3.0)	(9.5)	(13.3)	(11.0)
Interest income (expense), net	(0.2)	(4.4)	0.0	(2.7)
Other expense	(0.7)	(3.4)	(0.3)	(0.8)
Income from equity method investments	0.2	0.1	0.2	0.2
Loss before income taxes	(3.7)	(17.2)	(13.4)	(14.3)
Income tax (expense) benefit	(0.6)	1.3	0.7	1.4
Net loss	(4.3)	(15.9)	(12.7)	(12.9)
Loss (income) of noncontrolling interest	0.2	0.1	0.0	(0.0)
Net loss attributable to Clean Energy Fuels Corp.	(4.1)	(15.8)	(12.7)	(12.9)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue.  Revenue increased by $26.4 million to $72.1 million in the three months ended September 30, 2011, from $45.7 million in the three months ended September 30, 2010. A portion of this increase was the result of an increase in the number of gallons delivered from 31.3 million gasoline gallon equivalents to 40.9 million gasoline gallon equivalents. Our net increase in CNG volume was primarily from six new stations for an existing refuse customer, five new stations for an existing transit customer, three new refuse customers, two new transit customers and one new airport customer, which together accounted for 6.8 million gallons of the CNG volume increase. We also experienced an increase of 2.0 million gallons in CNG volume between periods from our existing airport, transit and refuse customers, and volume growth from our share of our joint venture in Peru. These CNG volume increases were offset by a 2.2 million gallons decrease related to the loss of two transit customers. We also experienced a net increase of 3.0 million gallons in LNG volume between periods, which was primarily from a 3.5 million gallon increase from Northstar O&M services. The LNG volume increase was offset by a 0.5 million gallons decrease from existing transit customers. We experienced a $6.9 million increase, excluding Northstar, in station construction revenues between periods, primarily due to the completion of three new CNG stations for one refuse customer, one new CNG station for a trucking customer, one CNG station upgrade for a new transit customer, and the sale of a CNG station upgrade to one of our existing transit customers. Our acquisitions of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $12.5 million and $1.9 million, respectively, to our increased revenue between periods. Revenue attributable to the VETC also increased between periods as we recorded $4.5 million of revenue related to fuel tax credits in the third quarter of 2011. We did not record any revenue related to fuel tax credits in the third quarter of 2010 as the fuel tax credits were not reinstated until the fourth quarter of 2010.  These increases were offset by the decrease in our effective price per gallon that we charged to our customers between periods. Our effective price per gallon was $0.86 in the three months ended September 30, 2011, which represents a $0.14 per gallon decrease from $1.00 in the three months ended September 30, 2010. The decrease was primarily due to a higher percentage of O&M contracts in the third quarter of 2011, which generate less revenue per gallon than contracts where we supply the natural gas commodity. Revenue also decreased by $3.1 million between periods due to decreased sales of natural gas vehicle equipment by BAF.

Cost of sales.  Cost of sales increased by $19.3 million to $52.8 million in the three months ended September 30, 2011, from $33.5 million in the three months ended September 30, 2010. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our acquisition of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $12.1 million and $1.0 million, respectively, to our increased cost of sales between periods. We also experienced a $6.0 million increase, excluding Northstar, in station construction costs between periods. These increases were offset by the decrease in our effective cost per gallon of $0.11 per gallon, to $0.62 per gallon, in the three months ended September 30, 2011. This decrease was primarily the result of a higher percentage of O&M contracts in the third quarter of 2011 that are included in our volume totals but do not increase our cost of sales amount significantly as we do not pay for the natural gas consumed at the properties. We also experienced a $2.3 million decrease in costs related to BAF’s vehicle equipment sales between periods, as BAF’s sales of natural gas vehicle equipment decreased.

Derivative (gain) loss on Series I warrant valuation.  Derivative gain decreased by $6.4 million to $1.5 million in the three months ended September 30, 2011, from $7.9 million in the three months ended September 30, 2010. The amounts represent the non-cash impact attributable to valuing our outstanding Series I warrants based on the required mark-to-market accounting for the warrants (see note 18 to our condensed consolidated financial statements contained elsewhere herein) during the three month periods ended September 30, 2010 and 2011.

Selling, general and administrative.  Selling, general and administrative expenses increased by $4.2 million to $20.1 million in the three months ended September 30, 2011, from $15.9 million in the three months ended September 30, 2010. A significant portion of this increase was the result of our salaries and benefits expense increasing by $3.2 million between periods as we increased our employee headcount from 622 at September 30, 2010 to 937  at September 30, 2011. We also experienced a $1.2 million increase in occupancy costs, business insurance, employee recruiting, bank and credit card fees, and general office expenses related to our continued business growth and our acquisitions of IMW and Northstar during the third and fourth quarters of 2010. During the third quarter of 2011, we incurred $0.8 million of costs related to developing new engine products for BAF. Our travel and entertainment expenses increased $0.4 million between periods, primarily due to the increased travel of our sales team. Offsetting these increases was a decrease of $1.4 million during the third quarter of 2011 related to a decrease in the IMW and BAF contingent consideration liabilities.

Depreciation and amortization.  Depreciation and amortization increased by $2.1 million to $7.6 million in the three months ended September 30, 2011, from $5.5 million in the three months ended September 30, 2010. This increase was primarily due to additional depreciation expense in the three months ended September 30, 2011 related to increased property and equipment balances between periods, primarily related to our expanded station network. Our September 30, 2011 amortization expense also includes increased amortization of the intangible assets we obtained in connection with our acquisition of Northstar in the fourth quarter of 2010.

Interest income (expense), net.  Interest income (expense), net, increased by $3.1 million to $3.2 million of expense for the three months ended September 30, 2011. This increase was primarily the result of an increase in interest expense in the three months ended September 30, 2011 related to debt we incurred in connection with the acquisition of Northstar, and interest expense related the DCEMB’s revenue bonds that closed March 31, 2011 (see note 12 to our condensed consolidated financial statements contained elsewhere herein).  We also incurred increased interest expense between periods related to the $200.0 million of debt securities we issued in July and August of 2011.

Other income (expense), net.  Other income (expense), net, increased by $2.1 million to $2.5 million of expense for the three months ended September 30, 2011. This increase was primarily due to the impact of foreign currency exchange losses on the notes we issued as part of the IMW acquisition.

Income from equity method investment.  There was no significant change in income from equity method investments between the three months ended September 30, 2010 and the three months ended September 30, 2011.

Loss (income) of noncontrolling interest.  There was no significant change in loss (income) of noncontrolling interest between the three months ended September 30, 2010 and the three months ended September 30, 2011. The noncontrolling interest represents the 30% interest in DCEMB held by our joint venture partner.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue.  Revenue increased by $77.8 million to $206.5 million in the nine months ended September 30, 2011, from $128.7 million in the nine months ended September 30, 2010. A portion of this increase was the result of an increase in the number of gallons delivered from 91.0 million gasoline gallon equivalents to 115.6 million gasoline gallon equivalents. Our net increase in CNG volume was primarily from eight new stations for an existing refuse customer, five new stations for an existing transit customer, four new refuse customers, four new transit customers, and three new airport customers, which together accounted for 18.8 million gallons of the CNG volume increase. The volume growth from our existing airport, refuse and transit customers, combined with the volume growth from our share of our joint venture in Peru, contributed 5.1 million gallons of the CNG volume increase. These CNG volume increases were offset by a 8.8 million gallon decrease related to the loss of two transit customers.  We also experienced a net increase of 10.1 million gallons in LNG volume between periods, which was primarily due to 10.0 million gallons from Northstar O&M services. We also experienced a decrease of 0.6 million gallons in biomethane volume between periods, primarily due to adverse weather conditions. We experienced a $16.0 million increase, excluding Northstar, in station construction revenues between periods, primarily due to the completion of nine new CNG stations for two refuse customers, two CNG station upgrades for one of our existing transit customers, one CNG station upgrade for one new transit customer, and one new CNG station for a trucking customer.  Our acquisitions of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $43.2 million and $7.6 million, respectively, to our increased revenue between periods. Revenue attributable to VETC also increased between periods as we recorded $13.4 million of revenue related to fuel tax credits in the first nine months of 2011. We did not record any revenue related to fuel tax credits in the first nine months of 2010 as the fuel tax credits were not reinstated until the fourth quarter of 2010.  These increases were offset by the decrease in our effective price per gallon that we charged to our customers between periods. Our effective price per gallon was $0.86 in the nine months ended September 30, 2011, which represents a $0.15 per gallon decrease from $1.01 in the nine months ended September 30, 2010. The decrease was primarily due to a higher percentage of O&M contracts in the first nine months of 2011, which generate less revenue per gallon than contracts where we supply the natural gas commodity. Revenue also decreased by $10.5 million between periods due to decreased sales of natural gas vehicle equipment by BAF.

Cost of sales.  Cost of sales increased by $58.5 million to $150.2 million in the nine months ended September 30, 2011, from $91.7 million in the nine months ended September 30, 2010. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our acquisition of IMW on September 7, 2010 and Northstar on December 15, 2010 contributed $40.8 million and $5.0 million, respectively, to our increased cost of sales between periods. We also experienced a $13.5 million increase, excluding Northstar, in station construction costs between periods. These increases were offset by the decrease in our effective cost per gallon of $0.09 per gallon, to $0.62 per gallon, in the nine months ended September 30, 2011. This decrease was primarily the result of a higher percentage of O&M contracts in the first nine months of 2011 that are included in our volume totals but do not increase our cost of sales amount significantly as we do not pay for the natural gas consumed at the properties. We also experienced a $8.0 million of decrease in costs related to BAF’s vehicle equipment sales between periods.

Derivative (gain) loss on Series I warrant valuation.  Derivative gain decreased by $2.8 million to a $3.1 million gain in the nine months ended September 30, 2011, from $5.9 million in the nine months ended September 30, 2010. The amounts represent the non-cash impact attributable to valuing our outstanding Series I warrants based on the required mark-to-market accounting for the warrants (see note 18 to our condensed consolidated financial statements contained elsewhere herein) during the nine month periods ended September 30, 2010 and 2011.

Selling, general and administrative.  Selling, general and administrative expenses increased by $15.4 million to $59.8 million in the nine months ended September 30, 2011, from $44.4 million in the nine months ended September 30, 2010. A significant portion of this increase was the result of our salaries and benefits expense increasing by $9.1 million between periods as we increased our employee headcount from 622 at September 30, 2010 to 937  at September 30, 2011. We also experienced a $5.0 million increase in occupancy costs, business insurance, employee recruiting, bank and credit card fees, information technology maintenance, training and seminars, and general office expenses related to our continued business growth and our acquisitions of IMW and Northstar during the third and fourth quarters of 2010. Our travel and entertainment expenses increased $1.2 million between periods, primarily due to the increased travel of our sales team. Stock option expense between periods increased $0.9 million, primarily due to the stock options issued in 2011 to new employees.  During the first nine months of 2011, we incurred $0.8 million of costs related to developing new engine products for BAF.  Our professional fees increased $0.7 million between periods, primarily for legal, audit and consulting services related to our continued business growth.  In addition, our marketing expenses increased $0.3 million between periods due to certain advertising we conducted in the trucking, refuse and transit markets related to our continued business growth. Offsetting these increases was a decrease of $2.6 million during the first nine months of 2011 related to a decrease in the IMW and BAF contingent consideration liabilities.

Depreciation and amortization.  Depreciation and amortization increased by $6.8 million to $22.4 million in the nine months ended September 30, 2011, from $15.6 million in the nine months ended September 30, 2010. This was primarily due to additional depreciation expense in the nine months ended September 30, 2011 related to increased property and equipment balances between periods, primarily related to our expanded station network. Our September 30, 2011 amortization expense also includes increased amortization of the intangible assets we obtained in connection with our acquisition of IMW in the third quarter of 2010 and Northstar in the fourth quarter of 2010.

Interest income (expense), net.  Interest income (expense), net, increased by $5.5 million, from $0.0 for the nine months ended September 30, 2010, to $5.5 million of expense for the nine months ended September 30, 2011. This increase was primarily the result of an increase in interest expense in the nine months ended September 30, 2011 related to debt we incurred in connection with the acquisitions of IMW and Norhtstar, and interest expense related to the DCEMB’s revenue bonds that closed March 31, 2011 (see note 12 to our condensed consolidated financial statements contained elsewhere herein). We also incurred increased interest expense between periods related to the $200.0 million of debt securities we issued in July and August of 2011.

Other income (expense), net.  Other income (expense), net, increased by $1.4 million to $1.7 million of expense in the nine months ended September 30, 2011. This increase was primarily due to the impact of foreign currency exchange losses on the notes we issued as part of the IMW acquisition.

Income from equity method investments.  During the nine months ended September 30, 2011, we recorded equity income of $0.5 million related to our 49% interest in our Peruvian joint venture, and for the nine months ended September 30, 2010, we recorded income of $0.2 million related to our interest.

Loss (income) of noncontrolling interest.  There was no significant change in loss (income) of noncontrolling interest between the nine months ended September 30, 2011 and the nine months ended September 30, 2010.  The noncontrolling interest represents the 30% interest in DCEMB held by our joint venture partner.

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

Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures and could affect our ability to maintain our stations adequately, build new stations, build new LNG plants, build new biomethane production facilities and expand our existing facilities or materially increase our operating costs.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements including outlays for the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in biomethane production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative initiatives and for working capital for our expansion. Our principal sources of liquidity are cash on hand, cash provided by operating activities and cash provided by financing activities.

Liquidity

Cash provided by operating activities was $2.0 million for the nine months ended September 30, 2011, compared to $11.8 million for the nine months ended September 30, 2010. The decrease in operating cash flow resulted primarily from changes in working capital balances due to timing differences related to various cash flows between periods.

Cash used in investing activities was $125.2 million for the nine months ended September 30, 2011, compared to $57.1 million for the nine months ended September 30, 2010. Our purchases of property and equipment were $49.5 million during the first nine months of 2011, and $41.4 million during the first nine months of 2010.  During the first nine months of 2010, we made a cash payment of $15.6 million related to our acquisition of IMW. We made additional investments in the Vehicle Production Group, LLC (“VPG”), a company developing a CNG taxi which is also a paratransit vehicle, during the first nine months of 2011 totaling $2.7 million, compared to $0.4 million for the same period in 2010. We also invested $1.2 million for a 19.9% interest in ServoTech Engineering, Inc. (“ServoTech”), a company that provides design and engineering services for natural gas fueling systems, among other services, during the nine months ended September 30, 2011. Also during the nine months ended September 30, 2011, as part of the DCEMB bond offering, we placed $23.9 million of cash into restricted accounts to be used for the capital expenditures of DCEMB and we designate $47 million as restricted cash to be used for constructing LNG fueling stations.

Cash provided by financing activities for the nine months ended September 30, 2011 was $227.5 million, compared to $10.3 million for the nine months ended September 30, 2010. This increase is primarily due to the $200.0 million we raised from debt securities that closed in July and August of 2011, and the DCEMB bond offering of $40.2 million for the expansion of the landfill gas processing facility owned by DCEMB that closed on March 31, 2011. Additionally, we received net proceeds from borrowings under our HSBC line of credit of $4.5 million to finance the working capital needs at IMW. These increases were offset by $9.9 million we paid on March 31, 2011 to pay off our Facility B Loan, and the cash payment of $5.0 million we made as part of the first IMW Note payment owed as part of the acquisition of IMW. During the first nine months of 2011, we made contingent payments on our IMW and BAF acquisitions of $2.4 million. Additionally we only received net proceeds of $1.2 million from the exercise of employee stock options in the nine months ended September 30, 2011, compared to $10.8 million of proceeds for the nine months ended September 30, 2010.

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

Sources of Cash

Historically, our principal sources of cash have consisted of cash provided by operations and financing activities. At September 30, 2011, we had total cash and cash equivalents of $159.0 million, compared to $55.2 million at December 31, 2010.

On July 11, 2011, we entered into a loan agreement with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from us up to $150 million aggregate principal amount of debt securities for the development, construction and operation of liquefied natural gas stations pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50 million (collectively the “Notes”).  Chesapeake Energy Corporation guaranteed Chesapeake’s commitment to purchase the Notes under the Loan Agreement. The first $50 million convertible promissory note closed on, July 11, 2011, and the second and third tranches are expected to close in June 2012 and June 2013, respectively.

On August 30, 2011, we issued $150 million aggregate principal amount of debt securities to three institutional investors.

Capital Expenditures

Our business plan calls for approximately $18.8 million in capital expenditures from October 1, 2011 through the end of 2011, primarily related to construction of new fueling stations and our biomethane project outside Detroit, Michigan. This amount excludes (i) the capital expenditures related to LNG fueling station construction to be funded by the proceeds of our July 2011 financing transaction with Chesapeake, and (ii) the capital expenditures DCEMB will make at its landfill gas processing facility with the proceeds it received on March 31, 2011 when it completed its bond offering.  We may also elect to invest additional amounts in expansion of our California LNG plant or for other acquisitions or investments in companies or assets in the natural gas fueling infrastructure, services and production industries, including biomethane production. At September 30, 2011, we had cash and cash equivalents of $159.0 million, and we will need to raise additional capital as necessary to fund any of the aforementioned activities or other capital expenditures or investments that we cannot fund through available cash, the potential exercise of a warrant for 15,000,000 shares of our common stock at an exercise price of $10 per share held by Boone Pickens, or cash generated by operations. The timing and necessity of any future capital raise will depend primarily on our rate of new station construction, which may be affected by any federal legislation that provides incentives for natural gas vehicle purchases and fuel use, any decision to expand our California LNG plant or to invest in additional biomethane production facilities or other opportunities in the natural gas fueling industry and potential merger or acquisition activity. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, expand our California LNG plant, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions, expand biomethane production and reduce the ability of our business to grow and generate increased revenues.

Off-Balance Sheet Arrangements

At September 30, 2011, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $80.3 million,

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

Commodity Risk.  We are subject to market risk with respect to our sales of natural gas, which has historically been subject to volatile market conditions. Our exposure to market risk is heightened when we have a fixed price sales contract with a customer that is not covered by a futures contract, or when we are otherwise unable to pass natural gas price increases through to customers. Natural gas prices and availability are affected by many factors, including weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations.

Natural gas costs represented 35% (or 47% excluding BAF, IMW and Northstar) of our cost of sales for 2010 and 24% (or 41% excluding BAF, IMW and Northstar) of our cost of sales for nine months ended September 30, 2011. Prices for natural gas over the eleven-year and nine month period from December 31, 1999 through September 30, 2011, based on the NYMEX daily futures data, have ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At September 30, 2011, the NYMEX index price of natural gas was $3.85 per Mcf.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we hold as of September 30, 2011 to hedge the fixed price component of certain supply contracts. If the price of natural gas were to fluctuate (increase or decrease) by 10% from the price quoted on NYMEX on September 30, 2011 ($3.85 per MMbtu), we could expect a corresponding fluctuation in the value of the contracts of approximately $0.4 million.

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $1.4 million of losses in the nine months ended September 30, 2011. During the nine months ended September 30, 2011, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar that were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of September 30, 2011, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $3.0 million.

Item 4.— Controls and Procedures

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

On July 15, 2010, the IRS sent us a letter (i) disallowing approximately $5.1 million related to certain claims we made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program, and (ii) seeking repayment of such amount. We believe our claims were properly made and are contesting the IRS’s determination.

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

For the nine month period ended September 30, 2011, we incurred pre-tax losses of $29.5 million, which included derivative gains of $3.1 million related to marking to market the value of our Series I warrants. During the nine month period ended September 30, 2011, our loss was decreased by our receipt of approximately $13.4 million of revenue from federal fuel tax credits. In 2008, 2009 and 2010, we incurred pre-tax losses of $44.3 million, $33.4 million, and $4.2 million, respectively. Our loss for 2008 includes $18.6 million in expenses associated with our support for Proposition 10, the California Alternative Fuel Vehicles and Renewable Energy ballot initiative; our loss for 2009 includes $17.4 million of derivative losses related to marking to market the value of our Series I warrants; and our loss for 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants. During 2008, 2009 and 2010, our losses were substantially decreased by our receipt of approximately $17.2 million, $15.5 million and $16.0 million of revenue from federal fuel tax credits, respectively. In order to execute our strategy and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers compelling natural gas fuel prices. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

A material portion of our historical revenues are associated with a federal fuel excise tax credit that expires on December 31, 2011.

The federal excise tax credit of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, expires December 31, 2011. Based on the service relationship we have with our customers, either we or our customers are able to claim the credit. For the nine month period ended September 30, 2011, we recorded approximately $13.4 million related to fuel tax credits, representing approximately 6.5% of our total revenue. In 2008, 2009 and 2010, we recorded approximately $17.2 million, $15.5 million and $16.0 million of revenue, respectively, related to fuel tax credits, representing approximately 13.7%, 11.8% and 7.6%, respectively, of our total revenue during the periods. On July 15, 2010, the IRS sent us a letter disallowing approximately $5.1 million related to certain excise tax credit claims that we made from October 1, 2006 to June 30, 2008. If we are unsuccessful in appealing the IRS disallowance of these claims, we may be required to refund some or all of the $5.1 million in contested claims.

We will need to raise debt or equity capital to continue to fund the growth of our business.

We will be required to raise debt or equity capital to fund the growth of our business. At September 30, 2011, we had total cash and cash equivalents of $159.0 million, and our business plan calls for approximately $18.8 million in capital expenditures from October 1, 2011 through the end of 2011. This amount excludes (i) the capital expenditures related to LNG fueling station construction to be funded by the proceeds of our July 2011 financing transaction with Chesapeake, and (ii) the capital expenditures DCEMB will make at its landfill gas processing facility with the proceeds it received on March 31, 2011 when it completed its bond offering.  We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to significant future payments that we will be required to make in connection with our acquisitions of IMW and Northstar. At September 30, 2011, our future payments for IMW and Northstar totaled $37.5 million and $7.5 million, respectively. We are also obligated to pay up to $40.0 million as additional consideration related to our IMW acquisition if certain performance measurements of IMW are met and up to $11.0 million as additional consideration related to our BAF acquisition if certain performance measurements of BAF are met.

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

We are required to make substantial future payments to the holders of our debt securities.

During July and August, 2011, we issued $200.0 million of debt securities and agreed to issue an additional $50.0 million of debt securities in each of July 2012 and July 2013.  Such debt securities bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year).  The entire principal balance of the debt securities issued in July 2011 is due and payable in July 2018, and the entire principal balance of the debt securities we issued in August 2011 is due and payable in August 2016.  We may repay the debt securities in common stock or cash.  We expect our interest payment obligations under the debt securities to be approximately $3.8 million and $16.9 million for the period October 1, 2011 through December 31, 2011 and for the year ending December 31, 2012, respectively.  These interest payment amounts include the interest that will be due on an additional $50 million of debt securities we anticipate issuing in June, 2012.  In future periods, we may not have sufficient capital resources to enable us to fulfill our payment obligations to the holders of our debt securities.  If we are unable to make scheduled payments or comply with the other provisions of the documents relating to the debt securities, the holders of such securities may be permitted under certain circumstances to accelerate the maturity of the securities and exercise other remedies provided for in the securities and under applicable law.  An acceleration of the maturity of the debt securities that is not rescinded would have a material adverse effect on our company.

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

•                  We may have difficulty sourcing and transporting sufficient LNG; and

•                  LNG may not be an attractive alternative to diesel fuel in the future.

Decreases in the price of gasoline and diesel fuel may slow the growth of our business and negatively impact our financial results.

Recent increases in prices for gasoline and diesel fuel have resulted in increased interest in alternative fuels such as CNG and LNG.  However, any decline in the price of diesel fuel and gasoline may result in reduced interest in CNG and LNG, which would slow the growth of our business. In addition, to the extent that we price our CNG and LNG fuel at a discount to these reduced diesel or gasoline prices in an effort to attract new and retain existing customers, our profit margin on fuel sales may be harmed and our financial results negatively impacted. Further, lower fuel prices for CNG and LNG as a result of lower natural gas commodity prices also will reduce our revenues.

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

In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through December 31, 2010, the price for natural gas, based on the NYMEX daily futures data, ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At September 30, 2011, the NYMEX index price for natural gas was $3.85 per Mcf. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we have committed to sell natural gas at a fixed price without an effective futures contract in place that fully mitigates the price risk or where we otherwise cannot pass the increased costs on to our customers. In addition, higher natural gas prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel and our business. Conversely, lower natural gas prices reduce our revenues due to the fact that in a significant amount of our customer agreements, the commodity cost is passed through to the customer. Among the factors that can cause price fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, negative publicity surrounding drilling techniques, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent legislative efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs. Hydraulic fracturing of shale gas reservoirs has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through hydraulic fracturing could lead to increased natural gas prices. The recent economic recession and increased domestic natural gas supplies have contributed to significant declines in the price of natural gas since the summer of 2008.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a contracting economy. For example, the Clean Trucks Program at the Ports of Los Angeles and Long Beach formerly called for the replacement of a set number of drayage trucks with “clean” trucks, but due to economic conditions and other factors, the Clean Trucks Program no longer calls for any specific number of “clean” truck replacements. In addition, many of the “clean” trucks that have been deployed have been “clean diesel” trucks which are generally less expensive than LNG trucks. There have also been recent ballot initiatives in the State of California and lawsuits aimed at postponing or delaying California’s implementation of AB 32, also known as the Global Warming Solutions Act of 2006, which is intended to reduce greenhouse gas emissions. CNG, LNG and biomethane vehicle fuel all produce lower greenhouse gas emissions than gasoline or diesel fuel and the delay or repeal of AB 32, and in particular California’s low-carbon fuel standard, could reduce the appeal of natural gas fuel for our customers and reduce our revenue. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

To expand our business, we must develop new customers and obtain and fulfill CNG and LNG fueling contracts from these customers. We cannot guarantee that we will be able to develop these customers or obtain these fueling contracts. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the growth in our target markets of fueling station infrastructure that supports CNG and LNG sales, our ability to supply

CNG and LNG at competitive prices and acceptance of our technology, fuel systems or services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. In addition, there is reduced availability of debt financing as compared to prior years to support the purchase of CNG and LNG vehicles and investment in CNG and LNG infrastructure. If our potential customers are unable to access credit to purchase natural gas vehicles, it may make it difficult or impossible for them to invest in natural gas vehicle fleets, which would impair the ability of our business to grow. Further, potential customers may not find our technology, fuel systems or services acceptable.

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

Under business combination accounting standards, we allocated the total purchase price of IMW to its net tangible assets and liabilities and intangible assets based on their fair values as of the date of the acquisition and recorded the excess of the purchase price over those values as goodwill. Our estimates of the fair value of the assets and liabilities of IMW were based upon certain assumptions, including assumptions about and anticipated attainment of new business, believed to be reasonable, but which are inherently uncertain. Pursuant to the applicable accounting standards, we allocated $45.3 million of the purchase price for IMW to goodwill. Our goodwill could be impaired if developments affecting the acquired compressor manufacturing operations or the markets in which IMW produces and/or sells compressors lead us to conclude that the cash flows we expect to derive from its manufacturing operations will be substantially reduced. An impairment of all or part of our goodwill could adversely affect our results of operations and financial condition.

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

During 2009 and 2010, BAF derived approximately 63% and 66%, respectively, of its revenue from AT&T. AT&T is not required to purchase any CNG vehicle conversion kits under its agreement with BAF and the agreement and all purchase orders submitted by AT&T under the agreement may be cancelled by AT&T at any time for any reason. If AT&T does not continue to order and pay for CNG vehicle conversion kits produced by BAF, then BAF’s sales revenue will substantially decline and our financial performance may suffer. AT&T has ordered fewer vehicles in the first nine months of 2011 compared to the first nine months of 2010. In the absence of continued sales to AT&T, BAF will experience materially reduced revenues and may require additional cash to continue its operations, which could drain our capital resources.

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

There are numerous potential competitors who could enter the market for CNG and LNG vehicle fuels. Many of these potential entrants, such as integrated oil companies, industrial gas companies, and natural gas utilities, have far greater resources and brand awareness than we have. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. Utilities in Michigan, Illinois, New Jersey, North Carolina and Georgia have also recently made efforts to invest in the natural gas vehicle fuel space. If the use of natural gas vehicles and demand for natural gas vehicle fuel increases, these companies may find it more attractive to enter or expand their operations in the market for natural gas vehicle fuels and we may experience increased pricing pressure, reduced operating margins and fewer expansion opportunities.

If we do not have effective futures contracts in place, increases in natural gas prices may cause us to lose money.

From 2005 to 2008, we sold and delivered approximately 30% of our total gasoline gallon equivalents of CNG and LNG under contracts that provided a fixed price or a price cap to our customers over terms typically ranging from one to three years, and in some cases up to five years. Effective January 1, 2007, we no longer offer contracts with a price cap to our customers, though, from time to time we still enter into contracts with various customers to sell CNG or LNG at fixed prices. At any given time, the market price of natural gas may rise and our obligations to sell fuel under fixed price contracts may be at prices lower than our fuel purchase price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition. Commencing with the adoption of our revised natural gas hedging policy in February 2007, our policy has been to purchase futures contracts to hedge our exposure to natural gas price variability related to our fixed price contracts. Such contracts, however, may not be available or we may not have sufficient financial resources to secure such contracts. In addition, under our hedging policy, we may reduce or remove futures contracts we have in place related to these contracts if such disposition is approved in advance by our board of directors and derivative committee. If we are not effectively economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers’ contracts. As of September 30, 2011, we were economically hedged with respect to our fixed price contracts with our customers.

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

We are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Payments we make to satisfy margin calls will reduce our cash reserves, adversely impact our liquidity and may also adversely impact our ability to expand our business. Moreover, if we are unable to satisfy the margin calls related to our futures contracts, our broker may sell these contracts to restore the margin requirement at a substantial loss to us. As of September 30, 2011, we had $3.6 million on deposit related to our futures contracts.

If our futures contracts do not qualify for hedge accounting, our net income (loss) and stockholders’ equity will fluctuate more significantly from quarter to quarter based on fluctuations in the market value of our futures contracts.

We account for our futures activities under the relevant derivative accounting guidance, which requires us to value our futures contracts at fair market value in our financial statements. Prior to June 2008, our futures contracts did not qualify for hedge accounting, and therefore we have recorded any changes in the fair market value of these contracts directly in our consolidated statements of operations in the line item “derivative (gains) losses” along with any realized gains or losses during the period. Currently, we attempt to qualify all of our futures contracts for hedge accounting under the relevant derivative accounting guidance, but there can be no assurances that we will be successful in doing so. At September 30, 2011, all of our futures contracts qualified for hedge accounting. To the extent that all or some of our futures contracts do not qualify for hedge accounting, we could incur significant increases and decreases in our net income (loss) and stockholders’ equity in the future based on fluctuations in the market value of our futures contracts from quarter to quarter. We had no derivative gains or losses related to our natural gas futures contracts for the year ended December 31, 2010 and for the nine months ended September 30, 2011. Any negative fluctuations may cause our stock price to decline due to our failure to meet or exceed the expectations of securities analysts or investors.

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

Our operations to date have been concentrated in California and Arizona. For the years ended December 31, 2008, 2009 and 2010, sales in California accounted for 44%, 49% and 49% respectively, and sales in Arizona accounted for 14%, 10% and 9%, respectively, of the total amount of gallons we delivered. For the nine month period ended September 30, 2011, sales in California and Arizona accounted for 56% and 10%, respectively, of the total amount of gallons we delivered. A decline in the economy in these areas could slow the rate of adoption of natural gas vehicles, reduce fuel consumption or reduce the availability of government grants, any of which could negatively affect our growth.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We loan to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. Some of these risks include: most of the equipment financed consists of vehicles, which are mobile and easily damaged, lost or stolen, there is a risk the borrower may default on payments, we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. Any disruption in the credit markets may further reduce the amount of capital available to us and an economic recession or continued high unemployment rates may increase the rate of default by borrowers, leading to an increase in losses on our loan portfolio. As of September 30, 2011, we had $5.0 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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

In November 2010, we announced that we entered into an agreement to develop a pipeline quality biomethane project at a Republic Services owned landfill outside of Detroit, Michigan. We are also in the process of expanding our operations at our biomethane production facility at the McCommas Bluff landfill outside of Dallas, Texas. In addition, we are seeking to expand our biomethane business by pursuing additional projects.   Biomethane production represents a new area of investment and operations for us, and we may not be successful in developing these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality biomethane, or renewable natural gas, have often failed due to the volatile prices of conventional natural gas, unpredictable biomethane production levels and technological difficulties and costs associated with operating the production facilities. Our ability to succeed in expanding our McCommas Bluff project and developing our project in Michigan and other projects we may secure in the future depends on our ability to obtain necessary financing, successfully manage the construction and operation of biomethane production facilities and our ability to sell and market the biomethane at substantial premiums to recent conventional natural gas prices. If we are unsuccessful in obtaining necessary financing or managing the construction and operation of our biomethane production facilities, or if we are unable to sell and market biomethane at a premium to conventional natural gas prices, our business and financial results may be materially and adversely affected. In addition, the California Energy Commission is considering revising existing rules that allow California utilities to classify as a bundled renewable energy credit any in-state electricity generation using out-of-state biomethane. If we can not sell biomethane produced outside of the state of California into California for use as an RPS compliant fuel, it would likely impair our ability to obtain premium prices for biomethane. In the absence of state and federal programs that support premium prices for renewable natural gas, we will be unable to generate profit and financial return from these investments, and our financial results could be materially and adversely affected.

Operational issues, permitting and other factors at DCEMB’s landfill gas processing facility may adversely affect both DCEMB’s ability to supply biomethane and our operating results.

In August 2008, we acquired our 70% interest in DCE, which owns 100% of DCEMB. DCEMB is a party to a 15-year gas sale agreement with Shell Energy North America (US) L.P. (“Shell”) for the sale to Shell of specified levels of biomethane produced by DCEMB’s landfill gas processing facility. There is, however, no guarantee that DCEMB will be able to produce or sell up to the maximum volumes called for under the agreement or produce biomethane that meets the relevant pipeline specification. DCEMB’s ability to produce such volumes of biomethane depends on a number of factors beyond DCEMB’s control, including, but not limited to, the availability and composition of the landfill gas that is collected, successful permitting, the operation of the landfill by the City of Dallas, the reliability of the processing facility’s critical equipment and weather conditions. The DCEMB facility is subject to periods of reduced production or non-production due to upgrades, maintenance, repairs and other factors. For example, as part of an operational upgrade in March 2009, the facility was shut down for approximately one month. Also, on June 12, 2009, the facility was taken offline for repairs that were completed on July 2, 2009 and the facility was taken offline for upgrades from September 20, 2010 until September 25, 2010. Severe winter weather in Texas resulted in power outages and broken equipment in February 2011, resulting in a week of down time and an extended period during which the plant operated at half capacity. Further, production has been negatively affected by the recent severe drought and high temperature conditions in Texas.  Future operational upgrades, including planned expansion of the plant, or complications in the operations of the facility could require additional shutdowns during 2011, and accordingly, DCEMB’s revenues may fluctuate from quarter to quarter.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $5.4 million, $3.2 million, $12.1 million, $23.7 million, $6.5 million, $6.4 million, $18.5 million, $1.9 million, $24.4 million, $(9.9) million, $1.8 million, $(13.8) million, $9.8 million, $5.6 million and $11.4 million for the three months ended March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, construction cost overruns, downtime at our facilities (including any shutdowns of DCEMB’s landfill gas processing facility), the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

The future price of our common stock or the offering price of our common stock in future offerings could result in a reduction of the exercise price of our Series I warrants and result in dilution of our common stock.

We issued Series I warrants to purchase up to 3,314,394 shares of our common stock in connection with our registered direct offering completed in November 2008. 2,130,682 of the Series I warrants remain outstanding as of September 30, 2011. These warrants contain provisions that require an adjustment in the exercise price of the Series I warrants in the event that we price any offering of common stock at a price below the current exercise price, $12.68 per share, which, if we do, could result in a dilution of our common stock.

Sales of outstanding shares of our stock into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2011, 70,382,655 shares of our common stock were outstanding. The 11,500,000 shares sold in our initial public offering, the 4,419,192 shares of common stock and the 2,130,682 shares of common stock subject to outstanding Series I warrants sold in our registered direct offering that closed on November 3, 2008, the 9,430,000 shares of our common stock sold in our common stock offering that closed on July 1, 2009 and the 3,450,000 shares of our common stock sold in our common stock offering that closed on November 11, 2010, are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates.

In addition, upon the closing of our acquisition of IMW, we issued 4,017,408 shares of our common stock which are also registered for immediate resale. We issued an additional 601,926 shares to the IMW shareholder in January 2011. IMW’s shareholder had sold 3,633,468 shares of our common stock as of September 30, 2011.

Shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. All other outstanding shares of common stock may be sold under Rule 144 under the Securities Act, subject to applicable restrictions.

In addition, as of September 30, 2011, there were 10,753,026 shares underlying outstanding options and 17,130,682 shares underlying outstanding warrants (including the 2,130,682 Series I warrant shares sold in our registered direct offering which closed on November 3, 2008). Further, as of September 30, 2011, there were 13,164,557 shares underlying the convertible notes we issued in July and August 2011. All shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements and Rule 144, or have been registered under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Further, as of September 30, 2011, 16,539,720 shares of our stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of September 30, 2011, 592,102 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans. All sales of common stock under the plans will be reported through appropriate filings with the SEC.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of September 30, 2011, T. Boone Pickens and affiliates (including Madeleine Pickens, his wife) owned in the aggregate 26% of our outstanding shares of common stock and beneficially owned in the aggregate approximately 39% of the outstanding shares of our common stock, inclusive of the 15,000,000 shares underlying a warrant held by Mr. Pickens. As a result, Mr. Pickens will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—(Removed and Reserved)

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)	Exhibits

4.6	Form of Convertible Promissory Note. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on July 11, 2011, and incorporated herein by reference.)

4.7	Form of Convertible Promissory Note. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2011, and incorporated herein by reference.)

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

10.60	Form of Convertible Note Purchase Agreement. (Filed as Exhibit 10.60 to Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2011, and incorporated herein by reference.)

10.61	Form of Registration Rights Agreement. (Filed as Exhibit 10.61 to Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2011, and incorporated herein by reference.)

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

101†	The following materials from the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011;
(ii) Condensed Consolidated Statement of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2011;
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2011; and
(iv) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 8, 2011	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer
(Principal financial officer and duly authorized
to sign on behalf of the registrant)