Form 10-Q
period 2012-09-30
Clean Energy Fuels Corp.
filed 2012-11-09
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, there were 87,550,153 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

As of December 31, 2011 and September 30, 2012

(Unaudited)

(In thousands, except share data)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$238,125	$149,068
Restricted cash	4,792	8,434
Short-term investments	33,329	29,660
Accounts receivable, net of allowance for doubtful accounts of $712 and $878 as of December 31, 2011 and September 30, 2012, respectively	56,455	65,993
Other receivables	19,601	24,171
Inventory, net	35,287	37,343
Prepaid expenses and other current assets	22,252	30,754
Total current assets	409,841	345,423
Land, property and equipment, net	257,463	376,012
Restricted cash	54,804	46,865
Notes receivable and other long-term assets	16,650	15,126
Investments in other entities	16,459	17,106
Goodwill	73,741	73,741
Intangible assets, net	102,103	97,873
Total assets	$931,061	$972,146
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,925	$34,068
Accounts payable	36,668	38,131
Accrued liabilities	28,255	30,565
Deferred revenue	9,621	33,287
Total current liabilities	97,469	136,051
Long-term debt and capital lease obligations, less current portion	266,497	303,926
Other long-term liabilities	22,687	17,768
Total liabilities	386,653	457,745
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 85,433,258 shares and 87,232,094 shares at December 31, 2011 and September 30, 2012, respectively	9	9
Additional paid-in capital	741,650	771,135
Accumulated deficit	(199,559)	(259,079)
Accumulated other comprehensive loss	(1,216)	(1,521)
Total Clean Energy Fuels Corp. stockholders’ equity	540,884	510,544
Noncontrolling interest in subsidiary	3,524	3,857
Total stockholders’ equity	544,408	514,401
Total liabilities and stockholders’ equity	$931,061	$972,146

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2011 and 2012

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Product revenues	$64,237	$82,720	$184,292	$206,201
Service revenues	7,845	8,739	22,244	28,734
Total revenue	72,082	91,459	206,536	234,935
Operating expenses:
Cost of sales:
Product cost of sales	48,853	67,392	139,591	162,985
Service cost of sales	3,901	3,839	10,591	12,662
Derivative gains:
Series I warrant valuation	(1,524)	(5,692)	(3,059)	(1,085)
Selling, general and administrative	20,140	30,557	59,823	83,323
Depreciation and amortization	7,554	9,047	22,396	26,098
Total operating expenses	78,924	105,143	229,342	283,983
Operating loss	(6,842)	(13,684)	(22,806)	(49,048)
Interest expense, net	(3,194)	(4,314)	(5,520)	(11,337)
Other income (expense), net	(2,450)	1,914	(1,662)	1,578
Income from equity method investments	99	152	474	315
Loss before income taxes	(12,387)	(15,932)	(29,514)	(58,492)
Income tax benefit (expense)	960	(277)	2,872	(695)
Net loss	(11,427)	(16,209)	(26,642)	(59,187)
Loss (income) of noncontrolling interest	73	(112)	(84)	(333)
Net loss attributable to Clean Energy Fuels Corp.	$(11,354)	(16,321)	$(26,726)	(59,520)
Loss per share attributable to Clean Energy Fuels Corp.
Basic	$(0.16)	(0.19)	$(0.38)	(0.69)
Diluted	$(0.16)	(0.19)	$(0.38)	(0.69)
Weighted average common shares outstanding
Basic	70,364,202	87,006,024	70,255,311	86,441,196
Diluted	70,364,202	87,006,024	70,255,311	86,441,196

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Nine Months Ended September 30, 2011 and 2012

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012	2011	2012
Net income (loss)	$(11,354)	(16,321)	$(73)	112	$(11,427)	(16,209)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,803	(1,941)	—	—	2,803	(1,941)
Unrealized gains on available-for sale securities	—	38	—	—	—	38
Unrecognized gains on derivatives	476	157	—	—	476	157
Total other comprehensive income, net of tax	3,279	(1,746)	—	—	3,279	(1,746)

Comprehensive income (loss)	$(8,075)	(18,067)	(73)	112	(8,148)	(17,955)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012	2011	2012
Net income (loss)	$(26,726)	(59,520)	$84	333	$(26,642)	(59,187)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,105	(2,250)	—	—	2,105	(2,250)
Unrealized losses on available-for sale securities	—	(178)	—	—	—	(178)
Unrecognized gains on derivatives	1,689	2,123	—	—	1,689	2,123
Total other comprehensive income, net of tax	3,794	(305)	—	—	3,794	(305)

Comprehensive income (loss)	$(22,932)	(59,825)	$84	333	$(22,848)	(59,492)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2012

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(26,642)	$(59,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,396	26,098
Provision for doubtful accounts and notes	335	469
Derivative (gain) loss	(3,059)	(1,085)
Stock-based compensation expense	10,093	16,492
Amortization of debt issuance cost	2,060	352
Accretion of notes payable	238	1,523
Gain on contingent consideration for acquisitions	(2,554)	(3,994)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	15,855	(10,123)
Inventory	(11,943)	(1,498)
Margin deposits on futures contracts	2,981	3,000
Prepaid expenses and other assets	(13,130)	(14,375)
Accounts payable	(5,878)	(2,409)
Accrued expenses and other	3,251	25,817
Net cash provided by (used in) operating activities	(5,997)	(18,920)
Cash flows from investing activities:
Purchases of short-term investments	—	(24,015)
Maturities of short-term investments	—	27,506
Purchases of property and equipment	(39,869)	(132,840)
Loans made to customers	(2,709)	(7,657)
Payments on and proceeds from sales of loans receivable	1,007	7,220
Change in restricted cash	(70,941)	4,297
Investments in other entities	(4,712)	(1,024)
Net cash used in investing activities	(117,224)	(126,513)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	1,197	8,373
Proceeds from capital lease obligations and debt instruments	242,730	559
Contingent consideration paid relating to business acquisitions	(2,396)	(350)
Proceeds from revolving line of credit	34,383	31,701
Proceeds from minority interest DCE equity contribution	417	—
Proceeds from Chesapeake note	—	50,000
Payments for debt issuance costs	(3,053)	—
Repayment of borrowing under revolving line of credit	(29,882)	(27,819)
Repayment of capital lease obligations and debt instruments	(15,854)	(6,774)
Net cash provided by financing activities	227,542	55,690
Effect of exchange rates on cash and cash equivalents	(512)	686
Net increase (decrease) in cash	103,809	(89,057)
Cash, beginning of period	55,194	238,125
Cash, end of period	$159,003	$149,068
Supplemental disclosure of cash flow information:
Income taxes paid	$873	$753
Interest paid, net of approximately $319 and $4,821 capitalized, respectively	2,551	9,224

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

The Company has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse, and public transit. The Company builds, operates, maintains or supplies approximately 323 natural gas fueling locations in 30 states within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through operation and maintenance (“O&M”) agreements with certain customers, through building and selling or leasing natural gas fueling stations to its customers, and through manufacturing and servicing natural gas fueling compressors and related equipment, providing natural gas vehicle conversions, providing design and engineering services for natural gas engine systems, processing and selling renewable natural gas (“RNG”), and through financing its customers’ vehicle purchases.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2012. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2011 and 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

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

Immaterial Revisions to Prior Years Financial Statements

During the third quarter of 2012, the Company identified certain immaterial errors in its previously issued financial statements as follows:

1)    Costs associated with fueling stations to be sold to third parties were previously reported on the balance sheets in construction in progress in land, property and equipment and as part of investing activities in the statements of cash flows.  The Company has changed the classification for these costs on the balance sheets from land, property and equipment to prepaid expenses and other current assets.  Additionally the Company has changed the reporting of advanced billings (deferred revenue on the balance sheet) for these projects to net such advanced billings against the costs of the related projects where costs exceed the billings. Advanced billings that exceed costs have been recorded as a net current liability within deferred revenue.  The statements of cash flows have been changed to reflect the costs for these projects as operating activities.

2)    Loans made to customers to finance vehicle purchases, net of repayments on the loans, were previously reported as cash flows from operating activities, and the proceeds from the subsequent sale of the loans have been reported as investing activities.  The Company considers its loans to customers to finance vehicle purchases as an investment activity and accordingly has changed the reporting of these loans and the repayments thereof from operating activities to investing activities within the statements of cash flows. Repayment amounts have been grouped with proceeds on loan sales as they are immaterial.

3)    The Company did not reflect certain non-cash investing activities (principally accrued purchases of property and equipment) in its statements of cash flows, which now have been adjusted.

The Company assessed the materiality of these errors for each quarterly and annual period and determined that the errors individually and in the aggregate were immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its consolidated balance sheets and statements of cash flows for all previously reported periods as noted below.  The Company intends to revise its consolidated financial statements for certain quarterly and annual periods through subsequent periodic filings. The particular financial statement captions have been revised as follows:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2011
	As Reported	As Revised	As Reported	As Revised
Cash flows from operating activities	(4,036)	(10,703)	(11,217)	(27,136)

Cash flows from investing activities	(68,734)	(62,067)	(181,826)	(165,907)

Prepaid expenses and other current assets	10,959	10,959	14,027	22,252
Land, property and equipment, net	211,643	203,174	277,334	257,463
Deferred revenue	17,507	9,038	21,267	9,621

	For the Three Months Ended March 31, 2011		For the Six Months Ended June 30, 2011		For the Nine Months Ended September 30, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash flows from operating activities	9,897	10,867	9,886	10,644	1,978	(5,997)

Cash flows from investing activities	(40,577)	(41,547)	(57,698)	(58,456)	(125,199)	(117,224)

Prepaid expenses and other current assets	11,970	12,645	12,889	14,528	12,345	21,641
Land, property and equipment, net	217,384	209,401	229,074	219,867	246,534	228,576
Deferred revenue	12,466	5,158	12,308	4,740	18,559	9,897

	For the Three Months Ended March 31, 2012		For the Six Months Ended June 30, 2012
	As Reported	As Revised	As Reported	As Revised
Cash flows from operating activities	(15,079)	(16,896)	(6,251)	(18,214)

Cash flows from investing activities	(33,859)	(32,042)	(63,067)	(51,104)

Prepaid expenses and other current assets	13,966	28,931	15,132	37,243
Land, property and equipment, net	309,939	287,845	355,017	323,523
Deferred revenue	25,948	18,819	44,389	35,006

Totals as reported on previous consolidated balance sheets have been revised to reflect the above changes.

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

Note 2—Acquisitions

ServoTech

On February 25, 2011 (the “Closing Date”), the Company paid $1,200 for a 19.9% interest in ServoTech Engineering, Inc. (“ServoTech”), a company that provides, among other services, design and engineering services for natural gas fueling systems. In connection with the investment, the Company was granted an option to purchase the remaining 80.1% of ServoTech for $2,800 (the “Exercise Price”) during the 15 month period following the Closing Date (the “Purchase Option”). On April 30, 2012, the Company exercised the Purchase Option, paid 50% of the Exercise Price, or $1,400, in cash, on that date, and paid the remaining $1,400 of the Exercise Price in cash on October 31, 2012. Through March 31, 2012, the Company accounted for its interest in ServoTech using the equity method of accounting as the Company had the ability to exercise significant influence over ServoTech’s operations.

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

Note 4— Restricted Cash

The Company classifies restricted cash as a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of September 30, 2012:

	December 31, 2011	September 30, 2012
Short-term restricted cash
Standby letters of credit	$1,237	$1,226
DCEMB bonds — current operating costs	3,555	7,208
Total short-term restricted cash	4,792	8,434
Chesapeake loans	40,322	45,913
DCEMB bonds — long-term plant expansion	14,482	952
Total restricted cash	$59,596	$55,299

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

Short-term investments as of December 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$19,703	$(114)	$19,589
Zero coupon bonds	712	—	712
Corporate bonds	3,040	(12)	3,028
Total available-for-sale securities	23,455	(126)	23,329
Certificate of deposits	10,000	—	10,000
Total short-term investments	$33,455	$(126)	$33,329

Short-term investments as of September 30, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$17,272	(137)	17,135
Corporate bonds	2,545	(41)	2,504
Total available-for-sale securities	19,817	(178)	19,639
Certificate of deposits	10,021	—	10,021
Total short-term investments	$29,838	(178)	29,660

As of September 30, 2012, all of the investments mature in one year or less.

Note 6—Derivative Transactions

The Company, in an effort to manage its natural gas commodity price risk exposures related to certain contracts, utilizes derivative financial instruments. From time to time, the Company enters into natural gas futures contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed price arrangements. As of September 30, 2012, all of the Company’s future contracts are being accounted for as cash flow hedges and are being used to mitigate the Company’s exposure to changes in the price of natural gas and not for speculative purposes.  The Company marks to market its open futures positions at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the condensed consolidated statements of operations or in accumulated other comprehensive income in the condensed consolidated balance sheets in accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative guidance. For the three month periods ended September 30, 2011 and 2012, the Company recorded unrealized gains of $476 and $157, respectively, in other comprehensive income (loss) related to its futures contracts. For the nine month periods ended September 30, 2011 and 2012, the Company recorded unrealized gains of $1,689 and $2,123, respectively, in other comprehensive income (loss) related to its futures contracts.  The Company’s net futures contracts liability of $135 at September 30, 2012 was recorded as an asset of $32 in prepaid expenses and other current assets and a liability of $167 in accrued liabilities, which are included in the Company’s condensed consolidated balance sheet. Of the $2,661 liability for the Company’s futures contracts at September 30, 2011, $2,546 is included in accrued liabilities for the short-term amount, and $115 is included in other long-term liabilities for the long-term amount in the Company’s condensed consolidated balance sheet. The Company’s ineffectiveness related to its futures contracts during the three and nine month periods ended September 30, 2011 and 2012 was insignificant. For the three months ended September 30, 2011 and 2012, the Company recognized a loss of approximately $864 and $100, respectively, in cost of sales in the accompanying condensed consolidated statements of operations related to its futures contracts that were settled during the respective periods. For the nine months ended September 30, 2011 and 2012, the Company recognized a loss of $2,295 and $2,403, respectively, in cost of sales in the accompanying condensed consolidated statements of operations related to its futures contracts that were settled during the respective periods. These amounts were reclassified from accumulated other comprehensive income (loss).  As of September 30, 2012, the remaining unrecognized loss of $135 is recorded as a component of accumulated other comprehensive income (loss).  The Company expects to reclassify such unrecognized loss from accumulated other comprehensive income (loss) as cost of sales through June 30, 2013.

The following table presents the notional amounts and weighted-average fixed prices per gasoline gallon equivalent of the Company’s natural gas futures contracts as of September 30, 2012:

	Gallons	Weighted Average Price Per Gasoline Gallon Equivalent
October to December, 2012	600,000	$0.54
January to June, 2013	1,140,000	$0.53

Note 7—Other Receivables

Other receivables at December 31, 2011 and September 30, 2012 consisted of the following:

	December 31, 2011	September 30, 2012
Loans to customers to finance vehicle purchases	$1,789	$4,270
Capital lease receivables	310	304
Accrued customer billings	5,860	9,843
Fuel tax and carbon credits	5,912	5,470
Other	5,730	4,284
	$19,601	$24,171

Note 8—Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Management’s estimate of market includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
Raw materials and spare parts	$30,177	$32,177
Work in process	2,310	3,902
Finished goods	2,800	1,264
Total	$35,287	$37,343

Note 9—Land, Property and Equipment

Land, property and equipment at December 31, 2011 and September 30, 2012 are summarized as follows:

	December 31, 2011	September 30, 2012
Land	$1,198	$1,198
LNG liquefaction plants	93,109	93,357
RNG plants	21,005	23,575
Station equipment	118,613	141,091
LNG trailers	13,532	13,564
Other equipment	26,508	42,930
Construction in progress	66,256	161,692
	340,221	477,407
Less: accumulated depreciation	(82,758)	(101,395)
	$257,463	$376,012

Note 10—Investments in Other Entities

The Company has invested in The Vehicle Production Group LLC (“VPG”), a company that is developing a natural gas vehicle made in the United States for taxi and paratransit use. The Company accounts for its investment in VPG under the cost method of accounting as the Company does not have the ability to exercise significant influence over VPG’s operations.  During the nine months ended September 30, 2012, the Company invested an additional $1,024 in VPG.  At September 30, 2012, this investment had a balance of $14,544.

The Company has invested in Clean Energy del Peru (“Peru JV”), a joint venture in Lima, Peru that operates CNG stations. The Company accounts for its investment in Peru JV under the equity method of accounting as the Company has the ability to exercise significant influence over Peru JV’s operations.  At September 30, 2012, this investment had a balance of $2,562.

Note 11— Accrued Liabilities

Accrued liabilities at December 31, 2011 and September 30, 2012 consisted of the following:

	December 31, 2011	September 30, 2012
Salaries and wages	$5,088	$9,042
Accrued gas purchases	4,773	8,949
Derivative liabilities	2,259	477
Contingent consideration obligation	378	412
Accrued property and other taxes	3,043	2,569
Accrued professional fees	875	767
Accrued employee benefits	1,431	3,338
Accrued warranty liability	3,130	2,587
Other	7,278	2,424
	$28,255	$30,565

Note 12—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following tables:

	September 30, 2011	September 30, 2012
Warranty liability at beginning of year	$2,338	$3,130
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	1,977	2,836
Service obligations honored	(1,544)	(3,379)
Warranty liability at end of period	$2,771	$2,587

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

On October 7, 2009, the Facility A Loan was repaid in full and converted into a $20,000 line of credit (the “A Line of Credit”) pursuant to an amendment to the Credit Agreement. On August 13, 2010, the Credit Agreement was amended to extend the maturity date of the A Line of Credit to August 14, 2011 and add an unused facility fee. The amendment also provided for a 1-year option to extend the maturity date to August 14, 2012, subject to the Company not being in default on the A Line of Credit. The unused facility fees are to be paid quarterly, in an amount equal to one-tenth of one percent (0.10%) of the unused portion. The Company elected not to renew the A Line of Credit on August 14, 2011 and the Line of Credit expired on that date. The principal amount of the Facility B Loan became due and payable in annual payments commencing on August 1, 2009, and continuing each anniversary date thereafter, with each such payment being in an amount equal to the lesser of twenty percent of the aggregate principal amount of the Facility B Loan then outstanding or $2,800. Pursuant to an amendment to the Facility B loan between the Company and PCB dated November 1, 2010, PCB agreed to forgo the scheduled payment due from the Company in August 2010 in the amount of $2,059 until January 31, 2011, which payment was made on such date. On March 31, 2011, the Company paid in full the remaining principal and interest that was due under the Facility B Loan.

In conjunction with the DCE acquisition mentioned above, the Company also entered into a Loan Agreement with DCE (the “DCE Loan”) to provide secured financing of up to $14,000 to DCE for future capital expenditures or other uses as agreed to by the Company, in its sole discretion. On March 31, 2011, the entire amount of unpaid principal and interest due under the DCE Loan was paid to the Company. The interest income related to the DCE Loan has been eliminated in the accompanying condensed consolidated statements of operations.

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

All payments received by the Depository Bank will be placed into various accounts in accordance with the requirements of the Indenture and the Depository Agreement. The funds in these accounts will be used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the Depository Agreement. The Depository Bank will make payments out of these accounts in accordance with the requirements of the Depository Agreement. At the end of each month after all required account fundings have been fulfilled in accordance with the Depository Agreement, all remaining excess funds will be placed into a surplus account. The funds in the surplus account will be delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined by the Indenture and the Loan Agreement, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1,300. Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months from the Depository Bank for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current. At September 30, 2012, $7,208 was recorded as short-term restricted cash and $952 was recorded as long-term restricted cash in the accompanying condensed consolidated balance sheet.

Pursuant to a Collateral Assignment and Consent Agreement with Atmos Pipeline—Texas (“Atmos”), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of the Company with Atmos.

The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply. As of September 30, 2012, DCEMB was in compliance with all its debt covenants.

Purchase Notes

In connection with the closing of the Company’s acquisition of IMW in September 2010, the Company agreed to make future payments consisting of four annual payments in the amount of $12,500 (collectively the “IMW Notes”). Each payment under the IMW Notes will consist of $5,000 in cash and $7,500 in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Company’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. In January 2011, the Company paid $5,000 in cash and $7,500 in shares of its common stock.  The Company paid $5,000 in cash in January 2012 and $3,750 in shares of its common stock in each of August 2012 and October 2012.

In connection with the closing of the Company’s acquisition of Northstar in December 2010, the Company agreed to make five annual payments in the amount of $700 each with the first payment due December 15, 2011.  The first payment of $700 was paid on December 15, 2011.

In connection with the closing of the Company’s acquisition of the natural gas vehicle fueling infrastructure construction business of Weaver Electric, Inc. in October 2011, the Company paid $1,000 in cash and agreed to make four additional annual payments in the amount of $250 each with the first payment due in October 2012.  In May 2012, the Company prepaid $125 of the October 2012 payment, and the remaining amount of such payment was paid in October 2012.

In connection with the closing of the Company’s acquisition of ServoTech on April 30, 2012, the Company paid $1,400 in cash at closing and paid an additional $1,400 in cash on October 31, 2012.

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

IMW Lines of Credit

Also in connection with the closing of the Company’s acquisition of IMW, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with HSBC Bank Canada (“HSBC”) pursuant to which the Company assumed the obligations and liabilities of IMW under the following arrangements with HSBC (collectively, the “IMW Lines of Credit”):

(i)                                    An operating line of credit with a limit of $10,000 in Canadian dollars (“CAD”) to assist in financing the day-to-day working capital needs of IMW. The interest on amounts outstanding shall be payable at IMW’s option at (a) HSBC’s Prime Rate plus 1.00% per annum, (b) HSBC’s U.S. Base Rate plus 1.00% per annum, or LIBOR plus 2.25% per annum, subject to availability.  On July 4, 2012, IMW and HSBC amended the IMW Lines of Credit and increased the limit of the operating line of credit to CAD$13,000 from CAD$10,000.

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

(v)                                A forward exchange contract line with a limit of CAD$13,750 that allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at September 30, 2012).

(vii)                          An operating line of credit with a limit of 5,000 Renminbi (“RMB”) (CAD$776) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

(viii)                       A 16,750 Bengali Taka (CAD$197) operating line of credit bearing interest at 14%.

(ix)                             A 170,000 Columbian Peso (CAD$94) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 12%.

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

The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including:  1) its ratio of debt to tangible net worth must be no greater than 3.75 to 1.0 from January 1, 2012 through March 31, 2012, and no greater than 3.5 to 1.0 from April 1, 2012 through June 30, 2012, and no greater than 3.0 to 1.0 on or after July 1, 2012, 2) it must maintain a tangible net worth of at least CAD$7,000 and 3) its ratio of current assets to current liabilities may not be less than 1.15 to 1.0 until March 31, 2012 or less than 1.25 to 1.0 on or after April 1, 2012. IMW was in compliance with the financial covenants as of September 30, 2012.

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

Chesapeake Notes

On July 11, 2011, the Company entered into a Loan Agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities for the development, construction and operation of liquefied natural gas stations (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a “CHK Note” and collectively the “CHK Notes”). Chesapeake Energy Corporation guaranteed Chesapeake’s commitment to purchase the CHK Notes under the CHK Agreement.

The first CHK Note was issued on July 11, 2011, the second CHK Note was issued on July 10, 2012, and the Company expects to issue the third Note on or about June 28, 2013.  The CHK Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at Chesapeake’s option into shares of the Company’s common stock at a conversion price of $15.80 per share (the “CHK Conversion Price”). Subject to certain restrictions, the Company can force conversion of each CHK Note into shares of the Company’s common stock if, following the second anniversary of the issuance of a CHK Note, the Company’s shares of common stock trade at a 40% premium to the CHK Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each CHK Note is due and payable seven years following its issuance, and the Company may repay each CHK Note in shares of the Company’s common stock or cash. The CHK Agreement restricts the use of the CHK Financing proceeds to financing the development, construction and operation of liquefied natural gas stations and payment of certain related expenses. At September 30, 2012, $45,913 of these funds were included in long term restricted cash. The CHK Agreement also provides for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the CHK Notes to become, or to be declared, due and payable.

In connection with the CHK Financing, the Company also entered into a Registration Rights Agreement, dated July 11, 2011, with Chesapeake (the “CHK Registration Rights Agreement”) pursuant to which the Company agreed, subject to the terms and conditions of the CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company’s common stock issuable upon conversion of the CHK Notes, and (ii) at the request of Chesapeake, to participate in one or more underwritten offerings of the Company’s common stock issuable upon conversion of the CHK Notes. If the Company does not meet certain of its obligations under the CHK Registration Rights Agreement with respect to the registration of the Company’s common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the CHK Note represented by the Company’s common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met. As of September 30, 2012, the Company met its obligations under the CHK Registration Rights Agreement.

SLG Notes

On August 24, 2011, the Company entered into Convertible Note Purchase Agreements (each, an “SLG Agreement” and collectively the “SLG Agreements”) with each of Springleaf Investments Pte. Ltd., a wholly-owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly-owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a “Purchaser” and collectively, the “Purchasers”), whereby the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible notes due in August 2016 (each a “SLG Note” and collectively the “SLG Notes”). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte. LTD transferred $24,000 principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte Ltd.

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

In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 24, 2011, with each of the Purchasers (the “SLG Registration Rights Agreements”) pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company’s common stock issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Company’s common stock issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Company’s common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Company’s common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of September 30, 2012, the Company met its obligations under the SLG Registration Rights Agreement.

Long-term debt at December 31, 2011 and September 30, 2012 consisted of the following:

	December 31, 2011	September 30, 2012
IMW Notes	$34,400	$27,398
Northstar future payments	2,388	2,510
ServoTech future payment	—	1,400
DCE Notes	585	585
DCEMB Revenue Bonds (non recourse to the Company)	39,400	39,400
Chesapeake Notes	50,000	100,000
SLG Notes	150,000	149,000
Weaver Electric future payments	872	793
IMW debt	6,657	12,928
Capital lease obligations	5,120	3,980
Total debt and capital lease obligations	289,422	337,994
Less amounts due within one year and short-term borrowings	(22,925)	(34,068)
Total long-term debt and capital lease obligations	$266,497	$303,926

Note 14—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Basic and diluted:
Weighted average number of common shares outstanding	70,364,202	87,006,024	70,255,311	86,441,196

Certain securities were excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2011 and 2012, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of September 30, 2011 and 2012 for these instruments are as follows:

	September 30,
	2011	2012
Options	10,753,026	10,468,648
Warrants	17,130,682	2,130,682
Convertible notes	13,164,557	16,262,226
Restricted stock units	—	1,545,000

Note 15—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Stock-based compensation expense	$3,161	$6,044	$10,093	$16,492
Stock-based compensation expense, net of tax	$3,161	$6,044	$10,093	$16,492

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	10,683,303	$10.29
Options granted	1,374,500	14.93
Options exercised	(1,451,050)	5.77
Options forfeited	(138,105)	14.06
Outstanding, September 30, 2012	10,468,648	$11.47	6.09	$17,796
Exercisable, September 30, 2012	7,400,366	$10.28	5.36	$21,387

As of September 30, 2012, there was $16,935 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2012 was $4,875.

The Company plans to issue new shares to its employees upon the employee’s exercise of their options. The intrinsic value of all options exercised during the nine months ended September 30, 2011 and 2012 was $1,337 and $17,971, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2012:

Nine Months Ended September 30, 2012
Dividend yield	0.00%
Expected volatility	58.5% to 72.8%
Risk-free interest rate	0.9% to 1.2%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2011 and 2012 were $9.03, and $8.94, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company’s historical volatility for a period commensurate with the expected life of the options granted, the Company’s historical volatility, and the Company’s implied volatility of its traded options. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding options. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $10,093 and $10,809 of stock option expense during the nine months ended September 30, 2011 and 2012, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Restricted Stock Units

The Company issued restricted stock units (“RSUs”) to certain key employees during the nine months ended September 30, 2012.  A holder of RSUs will receive one share of the Company’s common stock for each RSU he holds if (x) between two years and four years from the date of grant the closing price of the Company’s common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the RSU grant date (the “Stock Price Condition”) and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the RSUs will be automatically forfeited. The RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The fair value of the RSUs was estimated using a binomial lattice model that incorporates a Monte Carlo Simulation (the “Monte Carlo Method”).

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2011	—	—
Granted	1,545,000	$11.42
Outstanding and non-vested, September 30, 2012	1,545,000	$11.42	3.5

As of September 30, 2012, there was $11,959 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 1.1 years.

The fair value of each RSU was estimated on the date of grant using the Monte Carlo Method with the following assumptions:

	January 25, 2012	May 8, 2012
Stock price on date of grant	$15.11	$16.71
Dividend yield	0.00%	0.00%
Expected volatility	56.51%	58.49%
Risk-free interest rate	0.57%	0.56%
Expected life in years	2.1	2.0

The volatility amounts used during the period were estimated based on the Company’s historical volatility for a period commensurate with the term of the RSUs granted and the Company’s implied volatility of its traded options. The expected life of the RSUs was derived using the Monte Carlo Method. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected term of the RSUs at the date of grant. The Company recorded $5,683 of expense and has not recorded any tax benefit related to the expense of the RSUs during the nine months ended September 30, 2012.

Note 16—Environmental Matters, Litigation, Claims, Commitments and Contingencies

The Company is subject to federal, state, local, and foreign environmental laws and regulations. The Company does not anticipate any expenditure to comply with such laws and regulations which would have a material impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local and foreign environmental laws and regulations.

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

On July 15, 2010, the Internal Revenue Service (“IRS”) sent the Company a letter disallowing approximately $5,073 related to certain claims it made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit (“VETC”) program. The Company believes its claims were properly made and has appealed the IRS’s request for payment.  As of September 30, 2012, the Company has entered into negotiations with certain parties involved in the claims, but the negotiations are ongoing and no binding contractual agreements have been reached.  The Company cannot reasonably estimate a range of probable losses associated with these claims beyond the maximum possible range of losses of $0 to $5,073.

The Company is required to obtain certifications from the California Air Resources Board (“CARB”) on the engine kits used in its vehicle conversions that are sold in California.  The Company has determined that certain vehicles sold in California may have been shipped prior to obtaining final CARB approval, and as a result, there is a possibility of penalties being assessed by CARB.  The vehicles in question ultimately did receive their certifications.  As of September 30, 2012, the Company is in the process of evaluating the facts and circumstances of this possible assessment and is in discussions with CARB.  The Company believes that an assessment is reasonably possible and cannot estimate a range of possible losses beyond the maximum range of losses of $0 to $2,000.

Note 17—Income Taxes

The effective tax rate for the three months and nine months ended September 30, 2011 and 2012 is different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.  The Company is required to recognize the impact of a tax position in its financial statements if the position meets the more likely than not threshold of being sustained by the taxing authority upon examination, based on the technical merits of the position. The Company accrues interest based on the difference between a tax position recognized in the financial statements and the amount claimed on its returns at statutory interest rates. The net interest incurred was immaterial for the nine months ended September 30, 2011 and 2012. Further, the Company accrues penalties if the tax position does not meet the minimum statutory threshold to avoid penalties. No penalties have been accrued by the Company. The Company’s unrecognized tax benefits as of September 30, 2012 were unchanged from December 31, 2011.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s taxes for 2008 through 2011 are subject to examination by various tax authorities. The Company is no longer subject to United States examination for years before 2009, and state examinations for years before 2008.  On July 15, 2010, the IRS sent the Company a letter disallowing approximately $5,073 related to certain claims the Company made from October 1, 2006 to June 30, 2008 under the VETC program and is seeking repayment of such amount. The Company believes its claims were properly made and has appealed the IRS’s request for payment.  As of September 30, 2012, the Company has entered into negotiations with certain parties involved in the claims, but the negotiations are ongoing and no binding contractual agreements have been reached.  The Company cannot reasonably estimate a range of probable losses associated with these claims beyond the maximum possible range of losses of $0 to $5,073.

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

During the nine months ended September 30, 2012, the Company’s financial instruments consisted of available-for-sale securities, natural gas futures contracts, debt instruments, a contingent consideration obligation, and its Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts which is considered to be a Level 2 fair value measurement. The Company uses an income approach, projecting the financial results for the associated entity, discounted to reflect the time value of money, to value its contingent consideration obligation, which is considered to be a Level 3 fair value measurement. The fair market value of the Company’s debt instruments approximated their carrying values at September 30, 2011 and 2012. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate the market participant’s view of the volatility of its Series I warrants is to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 3.58 years as of September 30, 2012. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value determination in the table below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012, respectively:

Description	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Certificate of deposits	$10,000	$—	$10,000	$—
Municipal bonds and notes	19,589	—	19,589	—
Zero coupon bonds	712	—	712	—
Corporate bonds	3,028	—	3,028	—
Liabilities:
Natural gas futures contracts (2)	2,335	—	2,335	—
Contingent consideration obligation (3)	5,978	—	—	5,978
Series I warrants (4)	11,493	—	—	11,493

Description	Balance at September 30, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Certificate of deposits	$10,021	$—	$10,021	$—
Municipal bonds and notes	17,135	—	17,135	—
Corporate bonds	2,504	—	2,504	—
Natural gas futures contracts (2)	32		32
Liabilities:
Natural gas futures contracts (2)	167	—	167	—
Contingent consideration obligation (3)	1,634	—	—	1,634
Series I warrants (4)	10,408	—	—	10,408

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

Liabilities: Contingent Consideration	September 30, 2011	September 30, 2012
Balance beginning of year	$11,200	$5,978
Total gain included in earnings (1)	(2,554)	(3,994)
Payments	(2,396)	(350)
Ending Balance	$6,250	$1,634

Liabilities: Series I Warrants	September 30, 2011	September 30, 2012
Balance beginning of year	$14,148	$11,493
Total gain included in earnings	(3,059)	(1,085)
Ending Balance	$11,089	$10,408

(1) Included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Contingent Consideration

Pursuant to the terms presented in the Asset Purchase Agreement, the IMW shareholder will earn additional consideration if IMW achieves certain minimum gross profit targets in fiscal years 2011 through 2014.  Therefore, the Company estimated the fair value of the contingent consideration using a discounted cash flow model that considers the payout structure based on the following inputs as of September 30, 2012:

Unobservable Input	Range or Weighted Average
Gross profit projection	$9,060 - $32,641
Probability of reaching target gross profit	0.0% - 70.0%
Volatility of gross profit (peer group)	13.4% - 56.9% (simple average 31.6%)
Risk adjusted discount rate	46.3%

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

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes Model based on the following inputs as of September 30, 2012:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$13.17
Exercise price of the warrant	$12.68
Remaining term of the warrant	3.58
Implied volatility of the Company’s common stock	50.7% - 51.8%
Assumed discount rate	Simple average 0.3%

Significant changes in any of those inputs in the isolation can result in a significant change in the fair value measurement.  Generally, a positive change in the market price of the Company’s common stock, and an increase in the volatility of the Company’s common stock, or an increase in the remaining term of the warrant would result in a directionally similar change in the estimated fair value of the Company’s Series I warrants, and thus an increase in the associated liability.  An increase in the assumed discount rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s common stock would result in a decrease in the estimated fair value measurement of the Series I warrants, and thus a decrease in the associated liability.  The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no directionally similar change in the estimated fair value of the warrants due to the dividend assumption.

Non-financial assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the three months or nine months ended September 30, 2011 and 2012, respectively.  The Company’s use of these nonfinancial assets does not differ from their highest and best use, as determined from the perspective of a market participant.

Note 19—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

On January 1, 2012, the Company adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see note 18), the adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

Note 20—Volumetric Excise Tax Credit (“VETC”)

The Company records its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the three and nine month periods ended September 30, 2011 were $4,539 and $13,441, respectively. No VETC revenues were recognized in 2012 as the legislation expired on December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2011 contained in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012, as well as the consolidated financial statements and notes contained therein.  Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.

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

We provide natural gas solutions for vehicle fleets primarily in the U.S. and Canada. Our primary business activity is selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) vehicle fuel to our customers. We also manufacture and service advanced natural gas fueling compressors and related equipment, build, operate and maintain fueling stations, sell or lease fueling stations to our customers, process and sell renewable natural gas (“RNG”), provide natural gas vehicle conversions, and provide design and engineering services for natural gas engine systems. Our customers include fleet operators in a variety of markets, such as trucking, airports, taxis, refuse hauling, and public transit. In April 2008, we opened our first CNG station in Lima, Peru, through our joint venture, Clean Energy del Peru. In August 2008, we acquired 70% of the outstanding membership interests of Dallas Clean Energy LLC (“DCE”). DCE owns a facility that collects, processes and sells RNG at the McCommas Bluff landfill in Dallas, Texas. On October 1, 2009, we completed our acquisition of BAF Technologies, Inc. (“BAF”), a company that provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support and research and development for natural gas vehicles. On September 7, 2010, we completed the purchase of I.M.W. Industries Ltd. (“IMW”), a company that manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment. On December 15, 2010, we acquired Wyoming Northstar Incorporated, Southstar LLC, and M&S Rental, LLC (collectively “Northstar”), a provider of design, engineering, construction and maintenance services for LNG and liquefied to compressed natural gas (“LCNG”) fueling stations. On April 30, 2012, we exercised the Purchase Option to purchase the remaining 80.1% interest in ServoTech Engineering, Inc. (“ServoTech”), a company that provides, among other services, design and engineering services for natural gas engine systems.

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

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide operating and maintenance (“O&M”) services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru, plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by DCE), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, presents our key operating data for the years ended December 31, 2009, 2010, and 2011 and for the three and nine months ended September 30, 2011 and 2012:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
CNG	67.9	81.4	101.8	26.8	34.1	75.1	95.3
RNG	6.4	7.4	6.7	1.8	2.3	5.0	6.4
LNG	26.7	33.9	47.1	12.3	14.5	35.5	41.5
Total	101.0	122.7	155.6	40.9	50.9	115.6	143.2
Operating data (in thousands)
Gross margin	$48,582	$69,945	$76,033	$19,328	$20,228	$56,354	$59,288
Net loss attributable to Clean Energy Fuels Corp.	(33,249)	(2,516)	(47,633)	(11,354)	(16,321)	(26,726)	(59,520)

Key trends in 2009, 2010, 2011 and the first nine months of 2012.  According to the Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 26% during the period January 1, 2009 through December 31, 2011. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets.

The number of fueling stations we served grew from 196 at December 31, 2009 to 323 at September 30, 2012 (a 64.8% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG and LNG gasoline gallon equivalents we delivered from 2009 to 2011 increased by 54%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2009, 2010 and 2011. In addition, in 2011, we also benefitted from increased revenues from compressor sales and fueling station installations as a result of our acquisitions of IMW and Northstar, which occurred during the fourth quarter of 2010.

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

During 2011 and the first nine months of 2012, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.07 in February 2012 and settled at $92.19 per barrel on September 30, 2012. In California, average retail prices for gasoline have increased from $3.68 per gallon in January 2012 to $4.20 per gallon at September 30, 2012, and the average retail price for diesel fuel hit a high of $4.49 per diesel gallon in September 2012 and settled at $4.39 per diesel gallon at September 30, 2012. Higher gasoline and diesel prices typically improve our margins on fuel sales to the extent we price fuel at a discount to gasoline or diesel. During this time period, the NYMEX price for natural gas fluctuated from a high of $3.08 per MMbtu in January 2012 to $2.63 per MMbtu at September 30, 2012. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.60 for the month of January 2011 to $2.90 for the month of September 2012. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.50 for the month of January 2011 to $3.00 at September 30, 2012.

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

We anticipate the commercial roll-out of natural gas engines that are well-suited for the United States heavy-duty trucking market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the United States trucking industry. Heavy-duty trucks in the United States are generally high-volume consumers of vehicle fuel, and we believe many use 20,000 gallons or more per year. We therefore believe that this market may become our largest market. As a result, we have made a significant commitment of capital and other resources to build a nationwide network of LNG truck fueling stations, which we refer to as “America’s Natural Gas Highway,” or “ANGH,” on the interstate highway system and in major metropolitan areas that will enable natural gas fueled freight trucking coast to coast and border to border within the 48 continental states. We expect the first phase of ANGH to include approximately 150 fueling stations, with approximately 70 stations anticipated to be completed in 33 states by the end of 2012, and the balance in 2013. We expect that many ANGH stations will be co-located at Pilot-Flying J Travel Centers already serving goods movement trucking.

Many governmental entities, which represented approximately 36% of our revenues from January 1, 2011 through September 30, 2012, are experiencing significant budget deficits as a result of the economic recession and have been, and may continue to be, unable to invest in new natural gas vehicles for their transit or refuse fleets. They may also be compelled to reduce public transportation and services, or the prices they pay for these services, which would negatively affect our business.

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

Our business plan calls for approximately $45.8 million in capital expenditures from October 1, 2012 through the end of 2012, primarily related to construction of new fueling stations, including ANGH stations, expanding our California LNG plant, expanding and building landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. For more information, see “Liquidity and Capital Resources” and “Capital Expenditures” below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions, and may reduce our ability to grow our business and generate increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG and LNG and providing O&M services to our vehicle fleet customers. For the nine months ended September 30, 2012, CNG and RNG (together) represented 71% and LNG represented 29% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate material revenues through sales of RNG produced by our joint venture subsidiary DCE, sales of natural gas vehicles by our wholly owned subsidiary BAF, sales of advanced natural gas fueling compressors and related equipment and maintenance services through IMW, and sales of LNG and LCNG fueling station design, construction and O&M services through Northstar. Substantially all of our operating and maintenance revenues are generated from CNG stations, as owners of LNG stations typically operate and maintain their own stations. Substantially all of our station sales and leasing revenues have been generated from CNG stations.

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

LNG Sales

We sell LNG to fleet customers, who typically own and operate their fueling stations. Increasingly, we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012, we procured 41% of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. For LNG that we purchase from third parties, we may enter into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 58 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We will continue to offer fixed price contracts as appropriate and consistent with our natural gas hedging policy. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

America’s Natural Gas Highway

We are building a network of LNG fueling stations at strategic truck stop locations along major trucking corridors in the United States. We anticipate that these fueling stations will form the backbone of ANGH, and expect to use the proceeds of our July 2011 and July 2012 financing transactions with Chesapeake to help fund the cost of building the stations. We expect to generate revenue through sales of natural gas fuel to operators of heavy duty trucks and other vehicles at these planned fueling stations.

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

On July 15, 2010, the IRS sent us a letter (i) disallowing approximately $5.1 million related to certain claims we made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program, and (ii) seeking repayment of such amount. We believe our claims were properly made and are contesting the IRS’s determination.  As of September 30, 2012, we have entered into negotiations with certain parties involved in the claims, but the negotiations are ongoing and no binding contractual agreements have been reached.  We cannot reasonably estimate a range of probable losses associated with these claims beyond the maximum possible range of losses of $0 to $5.1 million.

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

On December 15, 2010, we completed the purchase of Northstar, an entity that provides design, engineering, construction and maintenance services for LNG and LCNG fueling stations.  For the nine months ended September 30, 2011 and 2012, Northstar contributed approximately $7.6 million and $3.5 million, respectively, to our revenue, reflecting a migration of Northstar’s operations toward the build out of LNG stations for ANGH.

Vehicle Acquisition and Finance

In 2006, we commenced offering vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We lend to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through September 30, 2012, we have not generated significant revenue from vehicle financing activities.

Landfill Gas

In August 2008, we acquired 70% of the outstanding membership interests of DCE for a purchase price of $19.6 million including transaction costs. DCE owns a facility that collects, processes and sells RNG from the McCommas Bluff landfill located in Dallas, Texas.  For the nine months ended September 30, 2011 and 2012, DCE generated approximately $9.0 million and $11.3 million, respectively, in revenue from sales of RNG, all of which is included in our condensed consolidated statements of operations.

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

The sale price for the gas under the Shell Gas Sale Agreement is fixed, and represents a substantial premium to the current prevailing prices for natural gas at November 9, 2012.

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

In November 2010, our subsidiary Canton Renewables, LLC (“Canton Renewables”), signed a Gas Sale and Purchase Agreement that grants Canton Renewables the right to produce RNG at a landfill owned and operated by Republic Services in Canton, Michigan. The landfill gas facility is under construction and is expected to be completed and operational during the fourth quarter of 2012. Canton Renewables has executed an agreement with an affiliate of the local gas utility that will enable Canton Renewables to inject the RNG produced into the local gas transmission system and transport it to the interstate pipeline, where it may be distributed for use in power generation or as a low-carbon, renewable vehicle fuel. We have entered into a ten-year fixed-price sale contract for the majority of the RNG we expect this landfill gas facility to produce; provided that such sale contract may be terminated by either party with prior written notice if a governmental authority makes a final determination or adopts a law, ruling or regulation that would result in the RNG subject to the agreement no longer being able, when combusted, to generate RPS eligible renewable energy.

We have also entered into what we believe to be a first of its kind transaction to sell renewable identification number credits (commonly referred to as “RINs”) we expect to generate under the Federal Renewable Standard Phase II by selling RNG in the vehicle fuels market.

Vehicle Conversions and Engineering Services

On October 1, 2009, we completed our acquisition of BAF. Founded in 1992, BAF provides natural gas vehicle (“NGV”) conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF’s vehicle conversions include taxis, vans, pick-up trucks and shuttle buses. BAF utilizes advanced natural gas system integration technology and has certified NGVs under both EPA and CARB standards achieving Super Ultra Low Emission Vehicle emissions. On April 30, 2012, we exercised the Purchase Option to purchase the remaining 80.1% interest in ServoTech.  ServoTech provides, among other services, design and engineering services for natural gas fueling systems. We generate revenues through the sale of natural gas vehicles that have been converted to run on natural gas by BAF, and design and engineering services for natural gas fueling systems by ServoTech. The majority of BAF’s revenue during 2010 and 2011 was derived from sales of converted natural gas service vans to AT&T. During the first nine months of 2011 and 2012, BAF and ServoTech, combined, contributed approximately $18.8 million and $18.3 million, respectively, to our revenue.

Natural Gas Fueling Compressors

On September 7, 2010, we completed our purchase of IMW. IMW manufactures and services advanced, non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the United States. For the nine months ended September 30, 2011 and 2012, IMW contributed approximately $46.5 million and $43.1 million, respectively, to our revenue.

Volatility of Earnings and Cash Flows

During 2009, 2010, 2011 and the first nine months of 2012, our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for these periods. In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At September 30, 2012, we had paid $0.6 million in margin deposits, which are included in prepaid expenses and other current assets in our balance sheet.

The decrease in the value of our futures positions and any corresponding margin deposits required thereon could significantly impact our financial position in the future.

Volatility of Earnings Related to Series I Warrants

Beginning January 1, 2009, under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $3.1 million and $1.1 million related to recording the estimated fair value changes of our Series I warrants in the nine months ended September 30, 2011 and 2012, respectively. See note 18 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. On November 10, 2010, 1,183,712 of the Series I warrants were exercised.  As of September 30, 2012, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings Related to Contingent Consideration

Under recent business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and IMW in our financial statements through the contingency period, which expired December 31, 2011 for BAF and expires March 31, 2014 for IMW.

If the anticipated results of IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former IMW shareholder. During the first nine months of 2012, we recognized a gain of $4.0 million related to the estimated change in the value of the IMW contingent consideration. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of changes in the estimated fair value of the contingent consideration amount.

Debt Compliance

In connection with our acquisition of IMW, we entered into a credit agreement with HSBC that requires IMW to comply with certain financial covenants (see note 13 to our condensed consolidated financial statements). If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of September 30, 2012.

The Indenture and the Loan Agreement DCEMB entered into as part of issuing its Revenue Bonds, as defined and disclosed in note 13 to our condensed consolidated financial statements, each have certain non-financial debt covenants with which DCEMB must comply. As of September 30, 2012, DCEMB was in compliance with these debt covenants.

The Loan Agreement we entered into as part of issuing the CHK Notes, as defined and discussed in note 13 to our condensed consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of September 30, 2012, we were in compliance with these debt covenants.

The Convertible Note Purchase Agreements we entered into as part of issuing the SLG Notes, as defined and discussed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of September 30, 2012, we were in compliance with these covenants.

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

Risk Management Activities

Our risk management activities, including our revised natural gas hedging policy, are discussed elsewhere in this quarterly report on Form 10-Q and in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2011 Annual Report on Form 10-K. For the quarter ended September 30, 2012, there were no material changes to our risk management activities.

Critical Accounting Policies

For the nine months ended September 30, 2012, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2011 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 19 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Statement of Operations Data:
Revenue:
Product revenues	89.1%	90.4%	89.2%	87.8%
Service revenues	10.9	9.6	10.8	12.2
Total revenue	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	67.8	73.7	67.6	69.4
Service cost of sales	5.4	4.2	5.1	5.4
Derivative gains on Series I warrant valuation	(2.1)	(6.2)	(1.5)	(0.5)
Selling, general and administrative	27.9	33.4	29.0	35.5
Depreciation and amortization	10.5	9.9	10.8	11.1
Total operating expenses	109.5	115.0	111.0	120.9
Operating loss	(9.5)	(15.0)	(11.0)	(20.9)
Interest expense, net	(4.4)	(4.7)	(2.7)	(4.8)
Other income (expense), net	(3.4)	2.1	(0.8)	0.7
Income from equity method investments	0.1	0.2	0.2	0.1
Loss before income taxes	(17.2)	(17.4)	(14.3)	(24.9)
Income tax (expense) benefit	1.3	(0.3)	1.4	(0.3)
Net loss	(15.9)	(17.7)	(12.9)	(25.2)
Loss (income) attributable to noncontrolling interest	0.1	(0.1)	(0.0)	(0.1)
Net loss attributable to Clean Energy Fuels Corp.	(15.8)	(17.8)	(12.9)	(25.3)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2012

Revenue.  Revenue increased by $19.4 million to $91.5 million in the three months ended September 30, 2012, from $72.1 million in the three months ended September 30, 2011.  A portion of this increase was the result of an increase in the number of gallons delivered between periods from 40.9 million gasoline gallon equivalents to 50.9 million gasoline gallon equivalents.  The increase in volume was primarily from an increase in CNG sales of 7.3 million gallons. Our net increase in CNG volume was primarily from 12 new refuse customers, five new airport customers, three new transit customers, one new station completed for an existing transit customer, three new trucking customers, and one new public customer, which together accounted for 5.8 million gallons of the CNG volume increase.  We also experienced an increase of 1.5 million gallons in CNG volume between periods from our existing airport and refuse customers, combined with the volume growth from our share of our joint venture in Peru.  Further, we also experienced an increase of 2.2 million gallons in LNG volume between periods, which was primarily due to a combination of 1.5 million gallons from nine new trucking, industrial and refuse customers and 0.7 million gallons from Northstar O&M services.  We experienced an increase in our RNG sales (through our 70% share of the RNG sales at DCEMB) of 0.5 million gallons between periods due to increased RNG production at DCEMB’s facility.  We experienced a $21.7 million increase, excluding Northstar, in station construction revenues between periods, primarily due to the completion of two new CNG stations from an existing transit customer, and three new CNG stations for new refuse customers.  Also contributing to the revenue increase between periods were $0.5 million of low carbon fuel standard (“LCFS”) credits that we recognized during the period.  We previously recognized our cumulative LCFS credits in the second quarter of 2012 due to the lifting of a federal court injunction that had prohibited enforcement of the California Low Carbon Fuel Standard during that quarter.  These increases were offset by a decrease in our effective price per gallon charged to our customers between periods.  Our effective price per gallon was $0.80 in the three months ended September 30, 2012, which represents a $0.06 per gallon decrease from $0.86 per gallon in the three months ended September 30, 2011.  The decrease was due to a combination of lower natural gas prices in the third quarter of 2012, upon which we base a portion of our pricing to our customers, and a higher percentage of O&M contracts in the third quarter of 2012, which generate less revenue per gallon than contracts where we supply the natural gas commodity.  Revenue also decreased by $2.8 million between periods due to decreased sales of natural gas vehicle equipment and emission control services by BAF.  Revenue attributable to NorthStar and IMW decreased between periods by $1.0 million and $0.3 million, respectively.  Revenue attributable to VETC also decreased between periods because the fuel tax credits expired on December 31, 2011. We recorded $4.5 million of revenue related to fuel tax credits during the third quarter of 2011.

Cost of sales.  Cost of sales increased by $18.4 million to $71.2 million in the three months ended September 30, 2012, from $52.8 million in the three months ended September 30, 2011.  Our cost of sales increased between periods primarily as a result of delivering more volume during the third quarter of 2012 and a $20.3 million increase, excluding NorthStar, in station construction costs between periods.  These increases were partially offset by a decrease in our effective cost per gallon of $0.10 per gallon, to $0.52 per gallon, in the three months ended September 30, 2012.   The decrease in our effective cost per gallon was primarily the result of lower natural gas prices and a higher percentage of O&M contracts in the third quarter of 2012, which generate a lower effective cost per gallon than contracts where we pay for the natural gas consumed at the properties.  We also experienced a $0.8 million decrease in costs related to BAF’s vehicle equipment sales and emission control services between periods as BAF’s sales of natural gas vehicle equipment decreased.  Costs that NorthStar and IMW incurred decreased between periods by $0.3 million and $2.0 million, respectively.

Derivative gains on Series I warrant valuation.  Derivative gains increased by $4.2 million to $5.7 million in the three months ended September 30, 2012, from $1.5 million in the three months ended September 30, 2011.  These amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods.  (See note 18 to our condensed consolidated financial statements contained elsewhere herein).

Selling, general and administrative.  Selling, general and administrative expenses increased by $10.5 million to $30.6 million in the three months ended September 30, 2012, from $20.1 million in the three months ended September 30, 2011.  The increase was primarily related to our continued business growth. Salaries and employee benefits increased by $3.0 million between periods due to our employee headcount increasing from 937 at September 30, 2011 to 1,137 at September 30, 2012. Related to our growth, we experienced a $2.5 million increase in consulting, employee recruiting, business insurance, rent and occupancy, travel and entertainment, and office supplies expenses. Also contributing to the increase between periods was an increase in stock based compensation expense of $2.8 million and the effect of recording $2.2 million of lower gains on the IMW contingent consideration in the three months ended September 30, 2012.

Depreciation and amortization.  Depreciation and amortization increased by $1.4 million to $9.0 million in the three months ended September 30, 2012, from $7.6 million in the three months ended September 30, 2011.  This increase was primarily due to additional depreciation expense in the three months ended September 30, 2012 related to increased property and equipment balances between periods, primarily related to our expanded station network, including our build-out of America’s Natural Gas Highway.   In addition, our amortization expense for the three month period ended September 30, 2012 includes increased amortization expense related to our ServoTech acquisition that we completed on April 30, 2012.

Interest expense, net.  Interest expense, net, increased by $1.1 million to $4.3 million for the three months ended September 30, 2012, from $3.2 million for the three months ended September 30, 2011.  This increase was primarily the result of an increase in interest expense due to the $150 million of convertible notes we issued in August of 2011 and the additional $50 million convertible note we issued to Chesapeake in July of 2012 (see note 13 to our condensed consolidated financial statements for a full description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, increased by $4.4 million to $1.9 million of income for the three months ended September 30, 2012, compared to expense of $2.5 million for the three months ended September 30, 2011.  This increase was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes.

Income (loss) from equity method investment.  During the three months ended September 30, 2012, we recorded $0.2 million of equity income from our 49% interest in our Peruvian joint venture, compared to $0.1 million during the three months ended September 30, 2011.

Loss (income) of noncontrolling interest.  During the three months ended September 30, 2012, we recorded $0.1 million for the noncontrolling interest in the net income of DCEMB, compared to $0.1 million for the noncontrolling interest in the net loss of DCEMB for the three months ended September 30, 2011.  The noncontrolling interest represents the 30% interest of our joint venture partner.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2012

Revenue.  Revenue increased by $28.4 million to $234.9 million in the nine months ended September 30, 2012, from $206.5 million in the nine months ended September 30, 2011.  A portion of this increase was the result of an increase in the number of gallons delivered between periods from 115.6 million gasoline gallon equivalents to 143.2 million gasoline gallon equivalents.  The increase in volume was primarily from an increase in CNG sales of 20.2 million gallons.  Our net increase in CNG volume was primarily from 13 new refuse customers, seven new airport customers, three new transit customers, one new station completed for an existing transit customer, three new trucking customers, and one new public customer, which together accounted for 12.9 million gallons of the CNG volume increase.  We also experienced an increase of 7.3 million gallons in CNG volume between periods from our existing airport,

transit and refuse customers, combined with the volume growth from our share of our joint venture in Peru.   Further, we experienced an increase of 6.0 million gallons in LNG volume between periods, which was primarily due to a combination of 2.7 million gallons from Northstar O&M services and 3.3 million gallons from nine new trucking, transit, industrial and refuse customers.  We experienced an increase in our RNG sales (through our 70% share of the RNG sales at DCEMB) of 1.4 million gallons due to increased RNG production at DCEMB’s facility. We experienced a $30.9 million increase, excluding Northstar, in station construction revenues between periods, primarily due to the completion of five new CNG stations for new trucking customers, one new CNG station for an existing trucking customer, six new CNG stations for new refuse customers, two CNG station upgrades for two existing refuse customers, one new CNG station for an existing refuse customer, two new CNG stations for an existing transit customer, one new CNG station for a new transit customer, one CNG station upgrade for an existing transit customer, and one new CNG station for a new airport customer.  Also contributing to the revenue increase between periods were $2.6 million of LCFS credits that we recognized due to the lifting, during the nine months ended September 30, 2012, of a federal court injunction that had prohibited enforcement of the California Low Carbon Fuel Standard.  These increases were offset by the decrease in our effective price per gallon that we charged to our customers between periods.  Our effective price per gallon was $0.81 in the nine months ended September 30, 2012, which represents a $0.05 per gallon decrease from $0.86 per gallon in the nine months ended September 30, 2011.  The decrease was due to a combination of lower natural gas prices in the first nine months of 2012, upon which we base a portion of our pricing to our customers, and a higher percentage of O&M contracts in the first nine months of 2012, which generate less revenue per gallon than contracts where we supply the natural gas commodity. Revenue attributable to VETC also decreased between periods because the fuel tax credits expired on December 31, 2011. We recorded $13.4 million of revenue related to fuel tax credits during the nine months of 2011.  Revenues attributable to Northstar and IMW decreased between periods by $4.1 million and $3.4 million, respectively.  Revenue also decreased by $0.5 million between periods due to decreased sales of natural gas vehicle equipment and emission control services by BAF.

Cost of sales.  Cost of sales increased by $25.4 million to $175.6 million in the nine months ended September 30, 2012, from $150.2 million in the nine months ended September 30, 2011.  Our cost of sales primarily increased between periods as a result of delivering more volume.  We experienced a $30.1 million increase, excluding Northstar, in station construction costs between periods.  We also experienced a $1.0 million increase in costs related to BAF’s vehicle equipment sales and emission control services between periods due to higher warranty costs during the period.  These increases were offset by a decrease in our effective cost per gallon of $0.10 per gallon, from $0.62 per gallon to $0.52 per gallon, in the nine months ended September 30, 2012.  This decrease was the result of lower natural gas costs and a higher percentage of O&M contracts in the first nine months of 2012, which generate a lower effective cost per gallon than contracts where we pay for the natural gas consumed at the properties.  Costs that Northstar and IMW incurred decreased between period by $2.2 million and $5.8 million, respectively.

Derivative gain on Series I warrant valuation.  Derivative gains decreased by $2.0 million to $1.1 million in the nine months ended September 30, 2012, from a $3.1 million in the nine months ended September 30, 2011. These amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 18 to our condensed consolidated financial statements contained elsewhere herein).

Selling, general and administrative.  Selling, general and administrative expenses increased by $23.5 million to $83.3 million in the nine months ended September 30, 2012, from $59.8 million in the nine months ended September 30, 2011.  The increase is primarily related to our continued business growth. Salaries and employee benefits increased by $9.4 million between periods, primarily due to our employee headcount increasing from 937 at September 30, 2011 to 1,137 at September 30, 2012. Related to our growth, we experienced a $7.4 million increase in consulting, employee recruiting, business insurance, rent and occupancy, research and development, and office supplies expenses. Our travel and entertainment expenses increased by $1.7 million between periods, primarily due to the increased travel of our sales team to support our continued business growth.  Also contributing to the increase between periods was an increase in stock based compensation expense of $6.4 million. These increases were offset by recording $1.4 million in additional gains related to a decrease in the estimated fair value of the IMW contingent consideration liability between periods.

Depreciation and amortization.  Depreciation and amortization increased by $3.7 million to $26.1 million in the nine months ended September 30, 2012, from $22.4 million in the nine months ended September 30, 2011. This increase was primarily due to additional depreciation expense in the nine months ended September 30, 2012 related to increased property and equipment balances between periods, primarily related to our expanded station network, including our build-out efforts of America’s Natural Gas Highway.  In addition, our amortization expense for the nine month period ended September 30, 2012 includes increased amortization expense related to our ServoTech acquisition that we completed on April 30, 2012.

Interest expense, net.  Interest expense, net, increased by $5.8 million to $11.3 million of expense for the nine months ended September 30, 2012, from $5.5 million of expense for the nine months ended September 30, 2011. This increase was primarily the result of an increase in interest expense due to the $200 million of convertible notes we issued in July and August of 2011, and the additional $50 million convertible note we issued to Chesapeake in July of 2012 (see note 13 to our condensed consolidated financial statements for a full description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, increased  by $3.3 million to $1.6 million of income for the nine months ended September 30, 2012, compared to $1.7 million of expense for the nine months ended September 30, 2011. This increase was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes.

Income from equity method investments.  During the nine months ended September 30, 2012, we recorded $0.3 million of equity income from our 49% interest in our Peruvian joint venture, compared to $0.5 million during the nine months ended September 30, 2011.

Loss (income) of noncontrolling interest.  During the nine months ended September 30, 2012 and 2011, we recorded $0.3 million and $0.1 million, respectively, for the noncontrolling interest in the net income of DCEMB.  The noncontrolling interest represents the 30% interest in our joint venture partner.

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

Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures and could affect our ability to maintain our stations adequately, build new stations, build new LNG plants and expand our existing facilities, or materially increase our operating costs.

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

Liquidity

Cash used in operating activities was $18.9 million for the nine months ended September 30, 2012, compared to $6.0 million for the nine months ended September 30, 2011. The decrease in operating cash flow resulted primarily from higher selling, general and administrative expenses and interest charges in the nine month period ended September 30, 2012. Offsetting this decrease was an overall increase in working capital balances between periods due to timing differences related to various cash flows.

Cash used in investing activities was $126.5 million for the nine months ended September 30, 2012, compared to $117.2 million for the nine months ended September 30, 2011. We purchased property and equipment of $132.8 million in the nine months ended September 30, 2012, which is an increase of $92.9 million from $39.9 million paid to purchase property and equipment in the nine months ended September 30, 2011.  This increase is primarily related to our increased efforts in building the first phase of America’s Natural Gas Highway during the first nine months of 2012. During the nine months ended September 30, 2011, our restricted cash increased by $70.9 million, primarily related to the closing of the DCEMB bond offering and the issuance of the first Chesapeake Note during the period. During the first nine months of 2012, our restricted cash balances decreased by $4.3 million.  In July 2012, we received $50 million of additional restricted cash from Chesapeake when we issued them another Chesapeake Note.  These proceeds were offset during the period as we used some restricted cash for the purposes of building out America’s Natural Gas Highway and the expansion at DCEMB’s landfill gas facility in Dallas, Texas.  We made additional investments in The Vehicle Production Group, LLC (“VPG”), a company producing a CNG taxi and a paratransit vehicle, during the first nine months of 2012 totaling $1.0 million, compared to $2.9 million invested in VPG during the first nine months of 2011.  In 2011, we also invested $1.2 million in ServoTech and $0.6 million in our joint venture in Peru.  The loans we made to our customers to assist them in purchasing natural gas vehicles increased to $7.7 million during the nine month period ended September 30, 2012, up from $2.7 million in the prior period.  During these periods, we also collected on and sold $7.2 million and $1.0 million, respectively, of the loans.  Additionally, we purchased a net amount of $3.5 million of short-term investments during the first nine months of 2012.

Cash provided by financing activities for the nine months ended September 30, 2012 was $55.7 million, compared to $227.5 million for the nine months ended September 30, 2011. This decrease was primarily due to the $200.0 million we raised from debt securities that closed in July and August of 2011, and the DCEMB bond offering of $40.2 million to fund the expansion of the landfill gas processing facility owned by DCEMB that closed on March 31, 2011. The decrease was partially offset by the $50.0 million we received in July 2012 pursuant to the terms of our Loan Agreement with Chesapeake NG Ventures Corporation. In addition, there was an increase of $7.2 million in net proceeds that we received from the exercise of employee stock options between periods.  We also experienced a decrease of $9.1 million in repayment of capital lease obligations and debt instruments in the nine months ended September 30, 2012, primarily due to the fact we paid off our Facility B loan on March 31, 2011 (see note 13 to our financial statements contained elsewhere herein).

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. At September 30, 2012, we had total cash and cash equivalents of $149.1 million, compared to $238.1 million at December 31, 2011.

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

Capital Expenditures

Our business plan calls for approximately $45.8 million in capital expenditures from October 1, 2012 through the end of 2012, primarily related to construction of new fueling stations, including stations along ANGH, expanding our California LNG plant, expansion and construction of landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raises will depend on our rate of new station construction and potential merger or acquisition activity. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce the ability of our business to grow and generate increased revenues.

Off-Balance Sheet Arrangements

At September 30, 2012, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $55.3 million,

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

Natural gas costs represented 22% (or 32% excluding BAF, IMW and Northstar) of our cost of sales for 2011 and 17% (or 32% excluding BAF, IMW and Northstar) of our cost of sales for the nine months ended September 30, 2012. Prices for natural gas over the twelve-year and nine-month period from December 31, 1999 through September 30, 2012, based on the NYMEX daily futures data, have ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At September 30, 2012, the NYMEX index price of natural gas was $2.63 per Mcf.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we hold as of September 30, 2012 to hedge the fixed price component of certain supply contracts. If the price of natural gas were to fluctuate (increase or decrease) by 10% from the price quoted on NYMEX on September 30, 2012 ($2.63 per Mcf), the corresponding fluctuation in the value of the contracts would be $0.1 million.

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.8 million of gains in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of September 30, 2012, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.8 million.

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

For the nine month period ended September 30, 2012, we incurred pre-tax losses of $58.5 million, which included a derivative gain of $1.1 million related to marking to market the value of our Series I warrants. In 2009, 2010 and 2011, we incurred pre-tax losses of $33.4 million, $4.2 million, and $48.2 million, respectively. Our loss for 2009 includes $17.4 million of derivative losses related to marking to market the value of our Series I warrants; our loss for 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants; and our loss for 2011 includes a $2.7 million derivative gain. During 2009, 2010 and 2011, our losses were substantially decreased by our receipt of approximately $15.5 million, $16.0 million, and $17.9 million of revenue from federal fuel tax credits, respectively. The program under which we received such credits expired on December 31, 2011. To build our business and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers competitively priced natural gas vehicle fuel and other products and services. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits and other government incentive programs, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

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

We are building America’s Natural Gas Highway (which we sometimes refer to as ANGH), a network of LNG truck fueling stations on interstate highways and in major metropolitan areas that we expect to initially consist of approximately 150 stations. Building America’s Natural Gas Highway requires a significant commitment of capital and other resources, and our ability to successfully execute our plan faces substantial risks, including:

•      we have no influence over when natural gas trucks powered by engines that are well-suited for the United States heavy duty truck market (including the Cummins-Westport 11.9 liter engine) will become commercially available, and such availability may be delayed;

•      operators may not adopt heavy-duty natural gas trucks due to costs, actual or perceived performance issues, or other factors that are outside our control;

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

•                  LNG may not be the fuel of choice for the United States heavy-duty truck market; and

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

We will be required to raise debt or equity capital to fund the growth of our business. At September 30, 2012, we had total cash and cash equivalents of $149.1 million and short-term investments of $29.7 million. Our business plan calls for approximately $45.8 million in capital expenditures from October 1, 2012 through the end of 2012. We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to significant future payments that we will be required to make in connection with our acquisitions of IMW and Northstar. At September 30, 2012, our future payments for IMW and Northstar totaled $28.8 million and $5.8 million, respectively. Our IMW future payment obligations are in the form of promissory notes, and such notes are secured by IMW’s assets.  As a result, if we do not make scheduled IMW future payments, the party to whom such payments are due may be entitled to accelerate the maturity of the notes and exercise other remedies available to a secured creditor. We are also obligated to pay up to $40.0 million as additional consideration related to our IMW acquisition if IMW meets certain performance measurements.

Equity or debt financing options may not be available on terms favorable to us or at all. Additional sales of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible promissory notes, project finance debt, or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security.  If we are unable to obtain debt or equity financing in amounts sufficient to fund any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend or curtail these capital expenditures or postpone or delay potential acquisitions or other strategic transactions, which would harm our business, results of operations, and future prospects.

We are required to make substantial future payments to the holders of our debt securities.

At September 30, 2012, we had an aggregate of $249.0 million of debt securities outstanding (such debt securities were issued in July 2011, August 2011, and July 2012).  In addition, we have agreed to issue an additional $50.0 million of debt securities in June 2013. All such debt securities bear interest at the rate of 7.5% per annum. The $50.0 million principal amount of debt securities we issued in July 2011 is due and payable in July 2018; the $149.0 million principal amount of debt securities we issued in August 2011 is due and payable in August 2016; and the $50.0 million principal amount of debt securities we issued in July 2012 is due and payable in July 2019. We may repay the debt securities in common stock or cash. We expect our interest payment obligations under the debt securities to be approximately $17.0 million for the year ending December 31, 2012. In future periods, we may not have sufficient capital resources to enable us to fulfill our payment obligations to the holders of our debt securities. If we are unable to make scheduled payments or comply with the other provisions of the agreements relating to the debt securities, the holders of such debt securities may be permitted under certain circumstances to accelerate the maturity of the debt securities and exercise other remedies provided for in the securities and under applicable law. An acceleration of the maturity of the debt securities that is not rescinded would have a material adverse effect on our company.

Our growth is influenced by government incentives and mandates for clean burning fuels and alternative fuel vehicles. The failure to pass new legislation with new incentive programs may adversely affect our business.

Our business is influenced by federal, state and local government tax credits, rebates, grants and similar incentives that promote the use of natural gas as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Some government programs and incentives have recently expired, such as the federal income tax credit that was available to offset 50% to 80% of the incremental cost of purchasing new or converted natural gas vehicles, and the absence of these programs and incentives could have a detrimental effect on the natural gas vehicle and fueling industry, including sales at our wholly owned subsidiary, BAF. If expired incentives are not reinstated or extended, or if new incentives are not passed, fewer natural gas vehicles may be sold and used and our revenue and financial performance may be adversely affected. Furthermore, the failure of proposed federal, state or local government incentives, which promote the use of natural gas as a vehicle fuel, to pass into law could result in a negative perception by the market generally and a decline in the market price of our common stock. Changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the Federal Renewable Fuel Standard Phase II, would adversely affect our business.  In addition, if grant funds are no longer available under government programs for the purchase and construction of natural gas vehicles and stations, the purchase of natural gas vehicles and station construction could slow and our business and results of operations may be adversely affected. Continued reduction in tax revenues associated with high unemployment rates, economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction, which could impair our ability to grow our business.

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

In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through September 30, 2012, the price for natural gas, based on the NYMEX daily futures data, ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. At September 30, 2012, the NYMEX index price for natural gas was $2.63 per Mcf. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we have committed to sell natural gas at a fixed price without an effective futures contract in place that fully mitigates the price risk or where we otherwise cannot pass the increased costs on to our customers. In addition, higher natural gas prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel and consequently our business. Conversely, lower natural gas prices reduce our revenues due to the fact that in a significant number of our customer agreements, the commodity cost is passed through to the customer. Among the factors that can cause fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, negative publicity surrounding drilling techniques, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs. Hydraulic fracturing of shale gas reservoirs has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through hydraulic fracturing could lead to increased natural gas prices.

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

To expand our business, we must develop new customers and sell increasing amounts of CNG and LNG, and we may not do either of these things. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the growth in our target markets of fueling station infrastructure that supports CNG and LNG sales, our ability to supply CNG and LNG at competitive prices and acceptance of our technology, fuel systems and services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. Further, potential customers may not find our technology, fuel systems or services acceptable.

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

We have existing, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 36% of our revenues for the nine month period ended September 30, 2012 and approximately 59%, 42% and 33% of our annual revenues in 2009, 2010 and 2011, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

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

During 2009 and 2010, BAF derived approximately 63% and 66%, respectively, of its revenue from AT&T. In 2011, and through September 30, 2012, AT&T significantly reduced its purchases from BAF, resulting in a substantial decline in BAF’s revenue. If AT&T does not increase its purchases, in the absence of additional sales to other customers, BAF will experience materially reduced revenues and may require additional cash to continue its operations, which could adversely affect our capital resources and financial results.

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

Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices or at all. If LNG liquefaction plants we own, or if any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experience prolonged down time, or if we or others do not build additional LNG liquefaction plants, our LNG supply will be restricted. One of the suppliers from whom we obtain LNG has experienced unscheduled plant shut downs and has been unable to maintain minimum production levels on a consistent basis, which has caused us to incur additional costs to obtain LNG from other sources. If we are unable to supply enough of our own LNG or purchase it from third parties to meet customer demand, we may be liable to our customers for penalties. Further, competition for LNG supply is increasing.  In addition, the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to increase the market for LNG fuel, including supplying LNG fuel to heavy duty truck customers, and will adversely affect our investments in America’s Natural Gas Highway. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited, our relationships with existing customers may be disrupted, and our results of operations may be adversely affected. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

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

We account for our futures activities under the relevant derivative accounting guidance, which requires us to value our futures contracts at fair market value in our financial statements. Prior to June 2008, our futures contracts did not qualify for hedge accounting, and therefore we have recorded any changes in the fair market value of these contracts directly in our consolidated statements of operations in the line item “derivative (gains) losses” along with any realized gains or losses during the period. At September 30, 2012, all of our futures contracts qualified for hedge accounting. To the extent that all or some of our futures contracts do not qualify for hedge accounting, we could incur significant increases and decreases in our net income (loss) and stockholders’ equity in the future based on fluctuations in the market value of our futures contracts from quarter to quarter. We had no derivative gains or losses related to our natural gas futures contracts for the year ended December 31, 2011 or for the nine months ended September 30, 2012. Any negative fluctuations may cause our stock price to decline due to our failure to meet or exceed the expectations of securities analysts or investors.

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

We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii)  the borrower may default on payments, (iii) we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of September 30, 2012, we had $7.8 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, emissions certifications, and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of remedial requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

In connection with our operations we need or may need to apply for facility permits or licenses to address storm water or wastewater discharges, waste handling, and air emissions. This may subject us to permitting conditions that may be onerous or costly. Compliance with laws and regulations and enforcement policies by regulatory agencies could require us to make material expenditures and may distract our officers, directors and employees from the operation of our business.

We may not be successful in developing or expanding our RNG business.

We are developing pipeline quality RNG projects outside of Detroit, Michigan and Memphis, Tennessee. We are also in the process of expanding operations at our RNG production facility at the McCommas Bluff landfill outside of Dallas, Texas. In addition, we are seeking to increase our RNG business by pursuing additional projects. RNG production represents a new area of investment and operations for us, and we may not be successful in developing these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the absence of government programs and regulations that support such activities. Our ability to succeed in expanding our McCommas Bluff project and developing other projects depends on our ability to obtain necessary financing, successfully manage the construction and operation of RNG production facilities, and our ability to either sell the RNG at substantial premiums to recent conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including “RINs” that may be generated under the Federal Renewable Fuel Standard Phase II by selling the RNG as a vehicle fuel. If we are unsuccessful in obtaining necessary financing or managing the construction and operation of our RNG production facilities, or if we are unable to either sell RNG at a substantial premium to conventional natural gas prices or to sell RINs or other credits we generate at favorable prices, our business and financial results may be materially and adversely affected. In addition, the California Energy Commission has suspended the renewable portfolio standard (“RPS”) eligibility for certifying power plants that generate electricity from RNG produced outside the state of California.  Unless lifted or modified, this suspension will limit our ability to sell RNG produced by our projects to California utilities. If we cannot sell RNG we produce to California utilities for use as an RPS compliant fuel, we may not be able to obtain premium prices for RNG. In the absence of state and federal programs that support premium prices for RNG, or that allow us to generate and sell RINs or other credits, we will be unable to generate profit and financial return from these investments, and our financial results could be materially and adversely affected.

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

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $6.5 million, $6.4 million, $18.5 million, $1.9 million, $24.4 million, $(9.9) million, $1.8 million, $(13.8) million, $9.8 million, $5.6 million, $11.4 million, $(20.9) million, $31.9 million, $11.3 million, and $16.3 million for the three months ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, construction cost overruns, down time at our facilities (including any shutdowns of DCEMB’s landfill gas processing facility), the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, increasing competition, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of September 30, 2012, there were 87,232,094 shares of our common stock outstanding, 10,468,648 shares underlying outstanding options, 1,545,000 shares underlying restricted stock units, 2,130,682 shares underlying outstanding warrants (all of which were sold in our registered direct offering that closed in November 2008) and an aggregate of 16,262,226 shares underlying the convertible notes we issued in July 2011, August 2011 and July 2012 All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of various option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act (8,999,999 shares underlying convertible notes we issued in August 2011 have been registered for resale under the Securities Act). If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Further, as of September 30, 2012, 18,039,720 shares of our common stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of September 30, 2012, 561,418 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans. All sales of common stock under the plans will be reported through appropriate filings with the SEC.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of September 30, 2012, T. Boone Pickens owned in the aggregate approximately 21.1% of our outstanding shares of common stock. As a result, Mr. Pickens will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.— Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)           Exhibits

4.6	Form of Convertible Promissory Note (filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on July 11, 2011, and incorporated herein by reference).

10.58

Loan Agreement, dated July 11, 2011, between Clean Energy Fuels Corp., Chesapeake NG Ventures Corporation and Chesapeake Energy Corporation (filed as Exhibit 10.58 to Form 8-K, as filed with the Securities and Exchange Commission on July 11, 2011, and incorporated herein by reference).

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

101	The following materials from the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2012;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2012;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2011 and 2012;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2012; and
(v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 9, 2012	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)