Form 10-K
period 2012-12-31
Clean Energy Fuels Corp.
filed 2013-02-28
CIK 1368265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's second fiscal quarter, was approximately $1,048,772,532 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant's common stock). Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 22, 2013, the number of outstanding shares of the registrant's common stock was 88,355,226.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein.

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

  •
  our plan and the projected schedule to build America's Natural Gas Highway;

  •
  development, commercial availability and adoption of new natural gas engines for the U.S. heavy duty over-the-road trucking market including the CWI 11.9 liter engine;

  •
  LNG sourcing and supply;

  •
  the importance of our partnership with General Electric;

  •
  plans to build two LNG plants with General Electric;

  •
  plans to sell RNG we generate and purchase RNG from third party producers as a vehicle fuel;

  •
  our ability to generate and sell RINs and LCFS Credits at prices that enable us to profitably market and sell RNG;

  •
  the potential for the trucking market to become our biggest;

  •
  plans to expand our station network and business with existing customers and to win business with new customers;

  •
  the success of our business of manufacturing and selling natural gas vehicle fuel compression equipment;

  •
  the success and expansion of our business of producing and selling RNG;

  •
  our ability to sell RNG we produce at prices that are at a premium to conventional natural gas prices;

  •
  the success of our natural gas vehicle conversion business;

  •
  the amount of estimated payments to former owners of wholly owned subsidiaries in future years pursuant to the terms of the respective purchase agreements;

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

  •
  expectations about sales of RNG produced by our facility in Michigan;

  •
  construction of our RNG facility in Tennessee;

  •
  strategic benefits of owning BAF and IMW and our other subsidiaries;

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

  •
  expectations regarding the sale of our interest in our Peruvian joint venture;

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

        Unless the context indicates otherwise, all references to "Clean Energy," the "Company," "we," "us," or "our" in this annual report on Form 10-K refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries.

 PART I

Item 1.    Business.

Overview

        We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and related equipment used in CNG stations and LNG stations, convert light and medium duty vehicles to run on natural gas, provide design and engineering services for natural gas engine systems, and produce renewable natural gas ("RNG"), which can be used as vehicle fuel or be sold for renewable power generation. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants. CNG and LNG are cheaper than gasoline and diesel fuel, and are well suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations, or along well defined routes, and are increasingly required to reduce emissions. According to the U.S. Department of Energy's Energy Information Administration ("EIA"), the amount of natural gas consumed in the U.S. for vehicle use more than doubled between 2000 and 2012. We believe we are positioned to capture a substantial share of the growth in the use of natural gas as a vehicle fuel in the U.S. given our leading market share and the comprehensive solutions we offer.

        We sell natural gas vehicle fuels in the form of both CNG and LNG. CNG is generally used in automobiles, light to medium-duty vehicles, refuse trucks, and transit buses as an alternative to gasoline and diesel. CNG is produced from natural gas that is supplied by local utilities to CNG vehicle fueling stations, where it is compressed and dispensed into vehicles in gaseous form. We also provide CNG by delivering and vaporizing LNG to turn liquefied natural gas into compressed natural gas ("LCNG"), at locations where no gas pipeline service exists or gas pipeline pressures are inadequate. LNG is generally used in trucks and other medium to heavy duty vehicles as an alternative to diesel, where a vehicle must carry a greater amount of fuel energy than can be feasibly provided onboard by CNG. LNG is natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid, which takes up about 1/600th of its original volume as a gas. We deliver LNG to fueling stations via our fleet of 64 tanker trailers. At the stations, LNG is stored in above ground tanks until dispensed into vehicles in liquid form. We are also beginning to sell RNG (which can be compressed and dispensed as CNG or liquefied and dispensed as LNG) for use as a vehicle fuel.

        We serve fleet vehicle operators in a variety of markets, including trucking, airports, taxis, refuse hauling and public transit. We believe these fleet markets will continue to present a high growth opportunity for natural gas vehicle fuels. At December 31, 2012, we served approximately 650 fleet customers operating approximately 30,600 natural gas vehicles, and we owned, operated or supplied 348 natural gas fueling stations in 32 states, in British Columbia and Ontario within Canada, as well as in Peru.

        We are building a nationwide network of LNG truck fueling stations, which we refer to as America's Natural Gas Highway or ANGH, on the interstate highway system and in major metropolitan areas to serve trucks that are moving goods around the country on natural gas. We expect America's Natural Gas Highway to enable freight trucking coast to coast and border to border within the 48 continental states. We anticipate that America's Natural Gas Highway will initially include approximately 150 truck fueling stations, of which 70 ANGH stations were completed at the end of 2012. Of these 70 stations, seven are open and selling LNG, and the remainder are planned to open as natural gas trucks are deployed in the geographic areas where the stations are located. We expect to build approximately 50 - 70 additional ANGH stations in 2013, depending upon the deployment of natural gas trucks, demand for LNG, and our ability to identify and obtain suitable locations for LNG stations, among other things. Many ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the U.S., with approximately 500 truck travel centers in 43 states.

        In November 2012, we entered a strategic collaboration with General Electric ("GE") that we expect to expand the infrastructure for natural gas transportation in the United States by supporting our efforts to build America's Natural Gas Highway. As part of the strategic collaboration, GE is providing us a $200 million credit facility to finance our anticipated purchase of two LNG plants (the "GE Plants") from GE Oil & Gas, Inc., an affiliate of GE that will also be responsible for all engineering, procurement and construction relating to the GE Plants. The strategic collaboration will help ensure that we control a reliable LNG supply for our fueling stations, which will be critical as the long-haul trucking industry transitions to natural gas. The GE partnership is one of the most significant strategic milestones in our history.

        During the past decade, various federal and state air quality and alternative fuel regulations and incentive programs have gone into effect. These regulations have created demand for tradable credits we generate by selling natural gas and RNG for use as a vehicle fuel. These tradable credits include Renewable Identification Numbers ("RINs") that can be generated under the federal Renewable Fuel Standard Phase 2 ("RFS"), which was implemented by the U.S. Environmental Protection Agency ("EPA") according to the Energy Policy Act of 2005. In addition, we can generate credits (which we refer to as "LCFS Credits") under the California low carbon fuel standard ("LCFS") promulgated by the California Air Resources Board ("CARB") pursuant to AB 32—the Global Warming Solutions Act of 2006. In 2012, we recognized $2.9 million of revenue through the sale of LCFS Credits and entered an agreement, which we believe is the first of its kind, to sell RINs to a third party over a three year term with minimum pricing set for the RINs. We believe demand for tradable credits generated under federal and state regulations will grow, and we believe our extensive natural gas fueling infrastructure and our access to LNG and RNG uniquely position us to generate and sell RINs and LCFS Credits.

The Market for Vehicle Fuels

        According to the EIA's Annual Energy Outlook 2013 Early Release (December 5, 2012), the U.S. consumed an estimated 168 billion gasoline gallon equivalents of gasoline and diesel in 2011. Gasoline and diesel comprise the bulk of vehicle fuel consumed in the United States, while CNG, LNG and other alternative fuels, including ethanol, propane, hydrogen, biodiesel, electricity and methanol, represent approximately 3% of consumption, according to the EIA. The Annual Energy Outlook 2013 Early Release projects that natural gas use in the heavy-duty transportation sector will grow to 1.7 trillion cubic feet, or over 12 billion diesel equivalent gallons, by 2040.

        Since 2009, as world economic growth has resumed and political instability has swept the Middle East, oil, gasoline, and diesel prices have been volatile and generally increased, with prices for a barrel of crude often topping $100.

        Higher oil, gasoline and diesel prices improve the magnitude of the immediate market opportunity for natural gas fuels. Increasingly stringent federal, state and local air quality regulations, a desire to lower greenhouse gas emissions, and regulations mandating low carbon fuels continue to develop, which support natural gas fueling options. In addition, the desire for fuel diversity among fleet operators further enhances the market opportunity for natural gas fuels. Internationally, natural gas as an alternative fuel has been widely used for many years. The December 2012 edition of the Gas Vehicles Report estimates that there are only 112,000 natural gas vehicles in the United States, compared to approximately 16.5 million worldwide.

Natural Gas as an Alternative Fuel for Vehicles

        We believe that natural gas is an attractive alternative to gasoline and diesel for vehicle fuel in the United States and Canada because it is cheaper and cleaner than gasoline or diesel. In addition, almost all natural gas consumed in the United States and Canada is produced from U.S. and Canadian sources. According to the EIA, in 2011, there were approximately 263 million gasoline gallon equivalents of natural gas consumed in the United States for vehicle use, which is more than double the amount consumed in 2000. The December 2012 Natural Gas Vehicle Report published by the NGV Journal estimates that there are approximately 1,035 natural gas fueling stations in the United States.

Benefits of Natural Gas Fuel

        Less Expensive.    Based on EIA data, since 2004, CNG and LNG have been significantly less expensive than gasoline and diesel. For example, in 2012, the average retail CNG price we charged in California, our most significant market, was $1.18 less per gasoline gallon equivalent than the average California regular unleaded gasoline price of $4.03 per gallon. In addition, CNG and LNG are also currently cheaper than the three other most widely available alternative fuels, propane, ethanol blends and biodiesel, as reported by the Department of Energy on an energy equivalent basis. LNG prices per diesel gallon equivalent are also favorable to diesel prices. In California, for example, Low Sulfur Diesel for 2012 averaged $4.23 per gallon, compared to our LNG diesel gallon equivalent price of $2.91.

        In 2007, new federal emissions requirements became effective for medium and heavy duty engines, and more stringent requirements went into effect in 2010. These requirements limit the levels of specified emissions from new vehicle engines manufactured in or after these years, and have resulted in cost increases for both acquiring and operating diesel vehicles. In order to comply with these standards, 2010 and later diesel engine models have employed significant new emissions control technologies such as advanced particulate matter traps, exhaust gas recirculation systems, and selective catalytic reduction strategies that require urea, all of which have resulted in increases to the cost of medium and heavy duty diesel vehicles. According to industry sources, the purchase price of a 2010 heavy duty diesel vehicle that meets the 2010 diesel emission standards increased by more than $10,000 per vehicle. The 2010 and newer diesel vehicles require the use of ultra-low sulfur diesel fuel to meet the standards, which we believe increases the cost of operating and maintaining medium and heavy duty diesel vehicles. We expect these additional emission requirements will generally increase the cost to own and operate diesel vehicles.

        We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel, due to high crude oil prices and plentiful domestic supplies of natural gas. In addition, we believe that more stringent emissions requirements will continue to increase the cost of diesel engines and thereby make natural gas vehicles an attractive alternative.

        The chart below shows our average pump prices in California for CNG and LNG relative to California retail regular gasoline and diesel prices on a gasoline gallon equivalent basis for the periods indicated. CNG and LNG powered vehicles produce roughly the same miles per gallon as compared to gasoline or diesel powered vehicles.

Average California Retail Prices

        (per gasoline gallon equivalent)(1)

	Year Ended December 31,
	2010	2011	2012
California retail gasoline(2)	$3.09	$3.82	$4.03
California retail diesel(2)(3)	$2.84	$3.67	$3.80
California CNG—Clean Energy	$2.51	$2.70	$2.85
CNG discount to gasoline	$(0.58)	$(1.12)	$(1.18)
CNG discount to diesel	$(0.33)	$(0.97)	$(0.96)
California LNG—Clean Energy	$2.03	$2.33	$2.62
LNG discount to diesel	$(0.81)	$(1.34)	$(1.19)

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

Representative Annual per Vehicle Fuel Cost Savings
by Fleet Market for California
Based on Average Fuel Prices During 2012

Market	Fuel	Estimated annual fuel usage (gallons)(1)(2)	Cost of fuel CNG or LNG vs. gasoline or diesel (gallons)(1)(3)		Estimated annual fuel cost savings
Taxi	CNG or Gasoline	5,000	$2.85(4)	vs. $4.03(4)	$5,900
Shuttle van	CNG or Gasoline	7,500	$2.85(4)	vs. $4.03(4)	$8,850
Municipal transit bus (CNG)	CNG or Diesel	16,680	$1.70(5)	vs. $3.14(6)	$24,019
Refuse truck (CNG)	CNG or Diesel	11,120	$1.54(5)(7)	vs. $3.80(6)	$25,131
Municipal transit Bus (LNG)	LNG or Diesel	16,680	$1.36(5)	vs. $3.14(6)	$29,690
Refuse truck (LNG)	LNG or Diesel	11,120	$1.48(5)(7)	vs. $3.80(6)	$25,798
Heavy-duty truck (LNG)	LNG or Diesel	22,240	$2.62(8)	vs. $3.80(6)	$26,243

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

(4)
CNG retail pricing is based on average Clean Energy retail station pricing in California during 2012. Gasoline retail pricing is based on California average retail gasoline prices during 2012 as reported by EIA.

(5)
CNG and LNG prices based on average prices paid by representative Clean Energy California fleet customers in 2012.

(6)
Diesel price based on EIA reported average diesel price in California in 2012.

(7)
Excludes California Board of Equalization taxes of $0.0875 per gasoline gallon equivalent on CNG vehicles and $0.06 per gallon on LNG vehicles, as these customers typically buy an annual permit of $168.00 per truck over 12,000 gross vehicle weight that allows them to opt out of this tax.

(8)
LNG retail price is based on average Clean Energy retail station pricing at the Port of Long Beach station in 2012.

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

        Transportation is responsible for approximately 27% of total U.S. greenhouse-gas emissions, and over 13% of global greenhouse gas emissions. Under the LCFS, CARB recognizes that the "well to wheels" analysis of natural gas as a vehicle fuel indicates that natural gas provides an up to 29% reduction in greenhouse gas emissions for light duty vehicles and up to a 23% reduction for medium and heavy-duty vehicles.

        RNG use is also a means to reduce greenhouse gas emissions. RNG is produced from waste streams such as landfills, animal waste digesters and waste water treatment plants. RNG can be liquefied or injected into a pipeline and is compatible with existing natural gas fueling infrastructure. A full lifecycle analysis performed by CARB has determined that use of RNG generated from landfills as a vehicle fuel can reduce greenhouse gas emissions by up to 88% as compared to gasoline. Further, the RFS creates tradable credits, or RINs, that can be generated by production and use of RNG in the transportation sector and can be sold to fuel providers that are not compliant under the RFS. RNG can also be used to generate renewable power in gas-fired power generation units.

        We sell RNG we produce for use as a vehicle fuel through our extensive natural gas fueling infrastructure. In addition, we sell the RINs and LCFS Credits that we generate through these transactions. We plan to escalate our activities in this area by using our fueling infrastructure to sell increasing amounts of RNG, as well as by entering additional transactions to sell the LCFS Credits and RINs we generate. We have also agreed to market and sell RNG produced by third parties and retain a portion of the RIN and LCFS Credit values generated from those transactions.

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

        Domestic and plentiful supply.    In 2012, the U.S. consumed 18.6 million barrels of crude oil per day, of which 51% was supplied from the U.S. and Canada and 49% was imported from other countries, according to the EIA. By comparison, the EIA estimates that over 99% of the natural gas consumed in the United States in 2012 was supplied from the United States and Canada making it less vulnerable to foreign supply disruption. In addition, the EIA estimates that less than 0.15% of the estimated 25.3 trillion cubic feet of natural gas consumed in the U.S. in 2012 was used for vehicle fuel.

        Analysts believe that there is a significant worldwide supply of natural gas relative to crude oil. According to the 2012 BP Statistical Review of World Energy, on a global basis, the ratio of proven natural gas reserves to 2011 natural gas production was 17% greater than the ratio of proven crude oil reserves to 2011 crude oil production. This analysis suggests significantly greater long-term availability of natural gas than crude oil based on current consumption.

        On April 27, 2011, the Potential Gas Committee ("PGC") released its report on the natural gas resource base in the U.S. The report states that the U.S. possesses a total resource base of 1,898 trillion cubic feet ("Tcf"). This is the highest resource evaluation in the PGC's 45 year history. Another study, published by Navigant Consulting in March 2012, defined the recoverable natural gas resources at 2,543 Tcf, or more than 100 years at current consumption levels.

        A 2010 IHS CERA special report "Fueling America's Energy Future" stated "North American discovered natural gas resources have increased by more than 1,800 Tcf over the prior three years, bringing the total natural gas resource base to more than 3,000 Tcf, a level that could supply current consumption for well over 100 years."

        In addition, the final 2012 Annual Energy Outlook report from the EIA estimates that shale gas could represent 49% (13.6 Tcf) of U.S. natural gas production by the year 2035, up from the 14% and 23% (5 Tcf) of domestic natural gas produced in 2009 and 2010, respectively. The EIA estimates that, based upon 2010 consumption levels, there is enough available shale gas to satisfy demand for the next 100 years. The primary reason for the availability of additional natural gas is the increased successful use of recent shale drilling technology and continued drilling in shale plays with high concentrations of natural gas liquids and crude oil, which have a higher energy value than dry natural gas.

        Hydraulic fracturing (commonly called "fracking" or "hydrofracking") is a technique in which water, sand and a small amount of chemicals are pumped into the well to unlock the hydrocarbons trapped in shale formations by opening cracks (fractures) in the rock and allowing natural gas to flow from the shale into the well. When used in conjunction with horizontal drilling, hydraulic fracturing enables gas producers to extract shale gas at a reasonable cost. Horizontal drilling is an enhanced oil recovery or gas recovery method. A horizontal well is commonly defined as any well in which the lower part of the well bore parallels the oil zone. The benefits of horizontal wells include the avoidance of drawdown-related problems such as water/gas coning, and extension of wells by means of multiple drain holes. Without these techniques, natural gas does not flow to the well rapidly, and commercial quantities cannot be produced from shale because the natural gas would not flow from the formation at high enough rates to justify the cost of drilling. There have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing, and any regulations that make it more expensive or unprofitable to produce natural gas through hydraulic fracturing could lead to reduced natural gas supply and increased natural gas prices.

Natural Gas Vehicles and Engines

        Natural gas vehicles use internal combustion engines similar to those used in gasoline or diesel powered vehicles. A natural gas vehicle uses sealed storage cylinders to hold CNG or LNG, specially designed fuel lines to deliver natural gas to the engine, and an engine tuned to run on natural gas. Natural gas fuels have higher octane content than gasoline or diesel, and the acceleration and other performance characteristics of natural gas vehicles are similar to those of gasoline or diesel powered vehicles of the same weight and engine class. Natural gas vehicles, whether they run on CNG or LNG, are refueled using a hose and nozzle that makes an airtight seal with the vehicle's gas tank. For heavy duty vehicles, spark ignited natural gas vehicles generally operate more quietly than diesel powered vehicles. Natural gas vehicles typically cost more than gasoline or diesel powered vehicles, primarily due to the higher cost of the storage systems that hold the CNG or LNG.

        Any passenger car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Outside the U.S., numerous makes and models of vehicles are factory produced to run on natural gas as bi-fuel vehicles or in some cases as dedicated natural gas vehicles. In the U.S., however, a limited number of models of natural gas engines and vehicles have been historically available. We believe that in the near-term new heavy-duty natural gas engines and trucks will be offered by most, if not all, original equipment manufacturers. We further expect that additional models of other natural gas vehicles will continue to become available as natural gas is increasingly adopted as a vehicle fuel in the U.S.

        In the U.S., there are currently a limited number of factory built natural gas passenger and light-duty vehicles. Honda offers the Civic NG, a 4-door passenger sedan; General Motors Company ("GM") offers a light-duty Chevy Express/GMC Savana cargo van; and The Vehicle Production Group has in the past, and may again in the future, offer the MV-1, a wheelchair accessible sedan that uses a Ford Motor Company ("Ford") engine and chasis. Chrysler Group, LLC and GM also offer bi-fuel pickup trucks. Bi-fuel vehicles can run on either natural gas or gasoline and have tanks for each fuel. A limited number of other dedicated (uses only natural gas fuel) and bi-fuel passenger vehicles, vans and light duty trucks are available through small volume manufacturers, such as our wholly-owned subsidiary, BAF Technologies, Inc. ("BAF"). These small volume manufacturers offer model vehicles made by major automobile manufacturers that have been modified to use natural gas and certified to meet federal and state emissions and safety standards. Several GM and Ford models are now available from these manufacturers, including the Ford Transit Connect, Ford E Series vehicles, Ford F Series trucks, and GM vehicles that include pickups and vans. We anticipate additional models through various outlets will become available in 2013. Modifications for dedicated natural gas vehicles involve removing the gasoline fuel system and replacing it with a compressed natural gas fuel storage system and reflashing the engine's computer controlled fuel management system.

        There are two natural gas engines available for the over-the-road ("OTR") trucking market at this time:

  •
  8.9 liter spark-ignited engine with 250-320 horsepower and 660-1,000 lb-ft torque produced by Cummins Westport, Inc. ("CWI"), a joint venture of Cummins, Inc. and Westport Innovations, Inc. This engine is used in commercial trucks, refuse trucks and buses, and has been the backbone for natural gas trucking to date.

  •
  15 liter high pressure direct injection engine with 400-450 horsepower and 1,800 lb-ft torque produced by Westport Innovations, Inc., which requires the use of a diesel particulate filter and selective catalytic reduction with urea injection to reduce emissions in compliance with EPA 2010 standards. This engine is finding use in applications that require high horsepower, such as transporting loads in excess of the 80,000 pound U.S. federal highway standard and up steep inclines.

        Every major truck original equipment manufacturer ("OEM"), including Freightliner, Navistar, International, Kenworth, Peterbilt and Volvo, offers natural gas trucks using the engines described above. Further, other vehicle OEMs offer natural gas school buses, shuttles, transit buses and street sweepers.

New Heavy Duty Truck Engines and Building America's Natural Gas Highway

        Based on our experience, the natural gas engines available for the trucking market are not well suited to serve the U.S. heavy-duty OTR trucking market. We believe the preferred engine for this market is an approximately 12 to 13 liter engine that delivers up to 400 horsepower and 1,400 to 1,500 lb-ft torque. In contrast, the 8.9 liter engine delivers inadequate horsepower and torque, and the 15 liter engine is too large and expensive to efficiently transport the loads typically hauled by U.S. carriers, and has the added complication of requiring three fuels—LNG, diesel and urea. We believe the lack of an engine that is well-suited for the U.S. heavy-duty OTR truck market has hampered the adoption of natural gas fuel by this market.

        The first natural gas truck engine that we believe is well-suited for the U.S. heavy-duty OTR trucking market, a CWI spark-ignited 11.9 liter engine that delivers 350 - 400 horsepower and 1,400 lb-ft torque, is expected to be commercially available by the second calendar quarter of 2013. CWI has been field testing this engine since mid-2012, and we anticipate that the engine will be well-received by heavy-duty truck operators. In addition, Volvo is developing a 13 liter engine that is expected to be available in 2014, and Cummins is developing a new 15 liter spark ignited engine that it plans to sell in 2015. Major truck OEMs, including Freightliner, International, Navistar, Kenworth, Peterbilt, Autocar and Volvo, plan to offer natural gas trucks using these engines.

        We anticipate the commercial roll-out of these and other natural gas engines that are well-suited for the U.S. heavy-duty OTR trucking market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. heavy-duty OTR trucking industry. Heavy duty trucks are generally high volume users of vehicle fuel. We believe many use 20,000 diesel gallons or more per truck per year, and the lower cost of natural gas compared to diesel will result in substantial fuel savings for the operator. With over eight million heavy-duty trucks registered in the U.S., we believe this market has the potential to become our largest.

        As these engines are adopted and increasing numbers of heavy-duty natural gas trucks are deployed in the U.S., natural gas fueling infrastructure must be available to serve the needs of truck operators. To meet these needs, we are building America's Natural Gas Highway, a nationwide network of LNG truck fueling stations on the interstate highway system and in major metropolitan areas. We expect America's Natural Gas Highway to initially include approximately 150 truck fueling stations, of which 70 ANGH stations were completed at the end of 2012. Of these 70 stations, seven are open and selling LNG, and the remainder are planned to open as natural gas engines that are well-suited for the trucking market (including the CWI 11.9 liter engine) become available and trucks powered by such engines are deployed in the geographic areas where the stations are located. We expect to build approximately 50 - 70 additional ANGH stations in 2013, depending upon the deployment of natural gas trucks, demand for LNG, and our ability to identify and obtain suitable locations for LNG stations, among other things. Many ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the U.S., with approximately 500 truck travel centers in 43 states.

Products and Services

        We sell CNG and LNG and provide operating and maintenance ("O&M"), services to our customers. For the year ended December 31, 2012, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). We design and construct CNG, LNG and LCNG fueling stations and sell or lease some of those stations to our customers. We also sell RNG produced by our subsidiary Clean Energy Renewable Fuels, LLC ("CERF"), sell natural gas vehicles produced by our subsidiary BAF, provide design and engineering services for natural gas engine systems, and sell non-lubricated natural gas fueling compressors and related equipment and maintenance services through our subsidiary Clean Energy Compression Corp, also known as I.M.W. Industries Ltd. ("IMW"). In addition, we help our customers acquire and finance natural gas vehicles. We also generate and sell RINs and LCFS Credits.

        CNG Sales.    We sell CNG through fueling stations located on our customers' properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers' vehicles. Our CNG sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell a small amount of CNG under fixed-price contracts. Our customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

        LNG Production and Sales.    We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, which we call the Pickens Plant and the Boron Plant, respectively. The Pickens Plant has the capacity to produce 35 million gallons of LNG per year and includes tanker trailer loading facilities and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. The Boron Plant is capable of producing 60 million gallons of LNG per year and has tanker trailer loading facilities similar to the Pickens Plant and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons.

        We expect that we will need to secure additional sources of LNG for America's Natural Gas Highway. Therefore, we plan to expand the Boron Plant to increase its production capacity to 90 million gallons of LNG per year. Further, we plan to build the GE Plants, and anticipate that such plants will be completed and commence LNG production in 2015. We expect that the GE Plants will each be initially capable of producing up to 90 million gallons of LNG per year, and they will each be designed to expand their production capability to up to 365 million gallons of LNG per year. We also believe additional LNG production plants will need to be built by our company or third parties.

        We sell LNG to fleet customers, who typically own and operate their fueling stations. Increasingly, we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012, we procured 44% of our LNG from third-party producers, and we produced the remainder of the LNG at the Pickens and Boron Plants. We expect to enter into additional purchase contracts with third party LNG producers. For LNG that we purchase from third parties, we have entered into, and we may enter into additional, "take or pay" contracts that require us to purchase minimum volumes of LNG at index-based rates.

        We deliver LNG via our fleet of 64 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We typically own the tanker trailers and we contract with third parties to provide tractors and drivers. Each LNG tanker trailer is capable of carrying 10,000 gallons of LNG. To optimize our distribution network, we use an automated tracking system that enables us to monitor the location of a tanker trailer at any time, as well as an automated fueling station tank-monitoring system that enables us to efficiently schedule the refilling of each station, which helps ensure that our customers have sufficient fuel to operate their fleets. We also anticipate that we will need to purchase or lease additional tanker trailers to transport LNG to ANGH stations, and that we will need to increase the number of third parties who provide us contract carrier services. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. LNG sales based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

        Operation and Maintenance.    We perform O&M services for CNG stations, which are either owned by us or our customers. In addition, we perform O&M services for LNG stations we own, and we perform O&M services for a small number of LNG stations owned by our customers and supplied by us. Most of the CNG and LNG stations that we maintain or supply are monitored from our centralized operations center, facilitating increased reliability and safety, as well as lower operating costs. This monitoring helps us to ensure the timely delivery of fuel and to respond rapidly to any technical difficulties that may arise. In addition, we have an automated billing system that enables us to track our customers' usage and bill them efficiently. As of December 31, 2012, we had an operations team of 109 employees, including 67 full-time employees dedicated to performing preventative maintenance and available to respond to service requests in 32 states and in Canada. In addition, we have 74 full-time employees dedicated to performing preventative maintenance on IMW's foreign installations in Bangladesh, Colombia, Peru and China.

        Our Station Network.    As of December 31, 2012, we owned, operated or supplied 348 fueling stations for our customers in 32 states and Canada. We owned 166 of the stations, and our customers owned the other 182 stations.

        Station Construction and Engineering.    Since 2008, we have built 212 natural gas fueling stations, either serving as general contractor or supervising qualified third-party contractors, for ourselves or our customers. We acquired the additional stations we own that we did not build through acquisition of assets or businesses. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks (which hold a relatively small buffer amount of compressed natural gas). Equipment for an LNG station typically consists of storage tanks that hold 5,000 to 25,000 gallons of LNG, plus related dispensing equipment.

        A number of our fueling stations have separate public access areas for retail customers, which have the look, feel and dispensing rates of a traditional gasoline fueling station. Our CNG dispensers are designed to fuel up to six gasoline gallon equivalents per minute, which is comparable to a traditional gasoline fueling dispenser. Our LNG dispensers are designed to fuel up to 20 diesel gallon equivalents per minute, similar to a diesel fueling dispenser. LNG dispensing requires special training and protective clothing (gloves and safety glasses) because of the extreme low temperatures of LNG.

        To enhance our station construction capabilities, in 2010, we acquired Wyoming Northstar Incorporated, ("Northstar") a leading provider of LNG and LCNG station design, construction operations and maintenance services. Northstar is also a leader in LNG and LCNG fueling system technologies, including manufacturing one of only two weights-and-measures certified LNG dispensers. Northstar is a key component of our plan to roll-out America's Natural Gas Highway.

        RNG.    We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell RNG produced at the facility to Shell Energy North America under a Gas Sale Agreement and, depending upon RNG production volumes, we have the ability to sell RNG produced by the facility as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in December 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce (the effectiveness of such contract is subject to the California Energy Commission ("CEC") certifying the facility). We are building a third RNG facility at a Republic Services landfill in North Shelby, Tennessee, and we expect the facility to be operational during the first quarter of 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we plan to purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure.

        Vehicle conversions.    Our subsidiary, BAF, provides natural gas conversions, alternative fuel systems, application engineering, service and warranty support, and research and development for natural gas vehicles. BAF is headquartered in Dallas, Texas and is a Ford Qualified Vehicle Modifier for all Ford natural gas products. Due to the limited number of factory built natural gas passenger and light-duty vehicles, we believe it is strategically important to own a company that produces vehicles that can fuel at our natural gas stations. To further enhance the capabilities of BAF, we acquired a 100% interest in ServoTech Engineering, Inc. ("ServoTech"), a company that provides design and engineering services for natural gas engine systems. ServoTech also provides emission reduction systems for manufacturing applications.

        Natural gas fueling compressors.    Our IMW subsidiary manufactures and services non-lubricated natural gas fueling compressors and related equipment. IMW is headquartered near Vancouver, British Columbia, has additional manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the United States. We believe IMW gives us several strategic advantages. First, it enables us to satisfy our internal compressor needs, since compressors are the most important piece of equipment for a CNG station. As the adoption of natural gas vehicles has increased, our CNG station construction backlog has increased and our compressor requirements have increased. We believe our compressor needs will continue to grow in the future. Second, IMW enables us to provide certain customers with a "factory direct" offering. Since some customers do not want our full suite of services and simply want a station that they can own and operate, we can offer them a high quality and low cost "equipment only" solution. Third, IMW allows us to participate in the global growth of natural gas vehicle fueling. IMW has a strong reputation in the global market, and we believe IMW will benefit and participate in such growth.

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

        VETC.    Since October 1, 2006, we have received a federal fuel tax credit ("VETC") of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sell as vehicle fuel. Based on the service relationship with our customers, either we or our customers were able to claim the credit. The program providing for the VETC expires on December 31, 2013.

        Sales of RINs and LCFS Credits.    We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RINs when we sell RNG for use as a vehicle fuel. We can sell these RINs and LCFS Credits to third parties who need the RINs and the LCFS Credits to comply with federal and state requirements. In 2012, we realized $2.9 million in revenue through the sale of LCFS Credits. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel.

Sales and Marketing

        We have sales representatives in all of our major operating territories, including Los Angeles, San Francisco, San Diego, Phoenix, Boston, New York, Denver, Dallas, Atlanta, New Jersey, Pennsylvania, Seattle, New Mexico, Chicago, Ohio, Florida, Virginia, Minnesota, Kentucky, Indiana, New Hampshire, Tennessee, and Missouri in the U.S., in Toronto and Vancouver, Canada and in Bangladesh, Colombia, Peru and China. At December 31, 2012, we had 115 employees in sales and marketing, including seven employees of BAF and 18 employees of IMW. As our business grows and we enter new markets over the next several years, we intend to continue expanding our sales and marketing team, primarily by adding specialized sales experts to focus on opportunities in targeted metropolitan areas and in locations where we have existing fueling infrastructure. We market primarily through our direct sales force, attendance at trade shows and participation in industry conferences and events. Our sales and marketing group works closely with federal, state and local government agencies to educate them on the value of natural gas as a vehicle fuel and to keep abreast of proposed and newly adopted regulations that affect the industry.

Key Markets and Customers

        At December 31, 2012, we had 650 fleet customers operating approximately 30,600 vehicles, including approximately 6,600 transit buses, 2,700 taxis, 2,300 shuttles, 5,200 refuse trucks and 1,400 heavy-duty trucks. We target customers in a variety of markets, such as trucking, airports, taxis, refuse, public transit and government fleets. During 2010, 2011 and 2012, approximately 30%, 21% and 33% of our revenues, respectively, were derived from contracts with governmental entities such as municipal transit fleets. We do not depend on a single customer or a few customers, the loss of which would have a material adverse effect on us.

  •
  Trucking—Many shippers, manufacturers, retailers and other truck fleet operators have begun adopting natural gas fueled trucks to move their freight. Some of the national fleets piloting heavy-duty tractors with natural gas are among the largest fleets in the world including Con-way, FedEx, Frito-Lay, Ruan, Ryder, Schneider, Swift, UPS, Werner and YRC Worldwide. Interest by shippers also increased in 2012 as several Fortune 100 companies entered into discussions with their carrier base about the use, or expansion of use, of natural gas trucks in their fleets. We anticipate that the continued commercial roll-out of heavy-duty natural gas engines that are well-suited for the U.S. OTR trucking market will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry. Heavy-duty trucks in the U.S. are generally high volume users of vehicle fuel. We believe many use 20,000 diesel gallons or more per truck per year, and the lower cost of natural gas compared to diesel will result in substantial fuel savings for the operator. With over eight million heavy-duty trucks registered in the U.S. market, we believe this market has the potential to become our largest. As a result, we are making a significant commitment of capital and resources to construct America's Natural Gas Highway, a network of LNG fueling stations intended to serve OTR and regional heavy-duty natural gas trucks that are responsible for America's goods movement.

  •
  Airports—Many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. Many of these airports already have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation. In order to reduce emissions levels further, many airports require or encourage service vehicle operators to switch their fleets to natural gas, including airport delivery fleets, door-to-door and parking shuttles and taxis. To assist in this effort, airports are contracting with service providers to design, build and operate natural gas fueling stations in strategic locations on their property. Airports we serve include Albuquerque, Atlanta Hartsfield Jackson International, Austin Bergstrom International, Baltimore Washington

    International, Burbank, Cleveland Hopkins International, Dallas-Ft. Worth International, Denver International, George Bush International (Houston), Hartford, Las Vegas, Love Field (Dallas), Long Beach, LaGuardia (New York), Los Angeles International, New Orleans, Newark International, Oakland International, Ontario, Palm Springs, Philadelphia International, Phoenix Sky Harbor International, San Francisco International, Santa Ana/John Wayne, San Diego International, SeaTac International (Seattle), Tampa International, Tucson International and Will Rogers (Oklahoma City). At these airports, our representative customers include taxi and van fleets, as well as parking and car rental shuttles. We believe these are well suited customers because they use a relatively high volume of vehicle fuel and can be served by centralized fueling infrastructure.

  •
  Taxis—According to the Taxi, Limousine, and Paratransit Association, there were approximately 6,300 companies operating 171,000 taxicabs in the United States in 2010. We believe that less than 2% of these vehicles are natural gas vehicles. Because taxi fleets travel many miles, use a relatively high volume of vehicle fuel and can refuel at a central location, we believe they are excellent candidates to use CNG. Natural gas vehicles provide taxi fleets a convenient way to reduce operating costs and provide a clean environment for their drivers and customers. We serve approximately 2,100 taxis in Southern California, the San Francisco Bay Area, Dallas, Houston, Las Vegas, New York City, Phoenix, Tucson and Seattle. We have also seen a significant interest in new policy initiatives at major airports across the country this past year, including the Philadelphia, Cincinnati, and Newark Airports.

  •
  Refuse Haulers—According to INFORM, there are nearly 200,000 refuse trucks in the United States, consuming approximately two billion gallons of fuel per year, that collect and haul refuse and recyclables from collection points to landfills, transfer stations, waste-to-energy facilities, and material recovery facilities. Due to the desire to recognize operating savings, and to address their customers' demands to reduce emissions, refuse haulers are increasingly adopting trucks that run on CNG. We estimate that out of the approximately 8,000 new refuse collection trucks ordered during 2012, nearly 3,000 were powered by CNG fuel. Waste Management has made public its commitment that 85% of its new vehicle orders in 2013 will be natural gas vehicles. Further, Republic Services has committed that 65% of its new purchases in 2013 will be natural gas vehicles and 40% of their fleet will be CNG within five years. We serve numerous Waste Management and Republic Services sites now, and hope to expand this number in the future. In addition to Waste Management and Republic Services, we also have contracts with private waste haulers such as Blue Diamond Disposal (NJ), Burrtec (CA), Central Jersey Waste, Choice Waste (FL), CleanScapes (Seattle), Garofalo V & Sons (NY), Homewood Disposal (IL), Mission Trail (CA), Livermore Sanitation (CA), USA Recycling (CT), Peoria Disposal (IL), Progressive Waste (LA), Recology (Formerly Norcal Waste), South San Francisco Scavenger and Waste Pro (FL), among others. We also provide vehicle fueling services to municipal refuse fleets including fleets in Burbank, Dallas, Fresno, Los Angeles, Sacramento, San Antonio, and on Long Island, New York among other locations. We believe refuse companies are ideal customers because they can be served by centralized fueling infrastructure and they use a relatively high volume of fuel. We currently serve 101 hauling companies.

  •
  Transit agencies—According to the American Public Transportation Association, there are over 66,200 municipal transit buses operating in the United States. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Transit agencies typically fuel at a central location and they use high volumes of fuel. As a result, transit agencies have been early adopters of natural gas vehicles, with almost 36% of all buses in the United States operating on LNG or CNG, according to the American Public Transportation Agency 2012 Public Transportation Factbook. Our representative public transit customers include Boston Metropolitan Transit Development Agency, City of Elk Grove

    (California), City of Laredo Transit (Texas), City of Montebello (California), Dallas Area Rapid Transit, Foothill Transit (California), Long Beach Transit (California), Los Angeles Metropolitan Transit Authority, Orange County Transit Authority, Phoenix Transit, Tempe Transit, Regional Transit Commission of Nevada, Regional Transit Authority (Ohio), Santa Cruz Metropolitan, Santa Monica Big Blue Bus, Stark Area Regional Transit Authority (SARTA) of Ohio and Tulsa Transit (Oklahoma).

  •
  Government fleets—According to the Federal Highway Administration, or FHA, in 2010, there were over 4.6 million government fleet vehicles in operation in the United States, including those operated by federal, state and municipal entities. In California and Texas, for example, according to the FHA, there were over 636,000 and 532,000 government vehicles, respectively. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically. Under the federal Energy Policy Act of 1992, 75% of new light-duty vehicles purchased by federal fleet operators are required to run on alternative fuels. Our representative government fleet customers include the California Department of Transportation (Los Angeles and Orange County), State of New York, City of Denver, City and County of Los Angeles, City of San Antonio, Town of Smithtown (NY), City and County of San Francisco, City and County of Dallas and City of Phoenix.

Acquisitions

        In August 2008, we acquired a 70% interest in a facility that collects, processes and sells RNG collected from a landfill in Dallas, Texas. On October 1, 2009, we completed our acquisition of BAF, and on September 7, 2010, we acquired the advanced, non-lubricated natural gas fueling compressor and related equipment manufacturing and servicing business of IMW. On December 15, 2010, we acquired Northstar, and in 2011 and 2012, we acquired the natural gas fueling infrastructure construction business of Weaver Electric, Inc., and ServoTech, respectively. In the future, we anticipate pursuing acquisitions and partnerships as we become aware of opportunities where we believe we can increase our competitive advantages, expand our product offerings, or enhance our market position.

Tax Incentives

        U.S. federal and state government tax incentives and grant programs continue to be available to reduce the cost of acquiring and operating a natural gas vehicle fleet. Incentives may include funds to offset the cost of acquiring natural gas vehicles or converting vehicles to use natural gas, constructing natural gas fueling stations or selling CNG or LNG.

Grant programs

        We apply for and help our fleet customers apply for federal, state and regional grant programs in states where we operate including California, Connecticut, Georgia, Idaho, Indiana, Nevada, New Jersey, New York, Ohio, Pennsylvania, and Texas. These programs provide funding for natural gas vehicle purchases and station construction.

Competition

        The market for vehicular fuels is highly competitive. The biggest competition for CNG and LNG is gasoline and diesel, and many of the producers and sellers of these fuels are large entities that have significantly greater resources than we have. The vast majority of vehicles in the United States and Canada are powered by gasoline or diesel.

        A significant number of established businesses, including oil and gas companies, fuel providers, vehicle OEMs, refuse collectors, natural gas utilities, industrial gas companies and other organizations have entered or are planning to enter the market for natural gas vehicle fuels. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. We also compete with suppliers of other alternative vehicle fuels, including ethanol, biodiesel and hydrogen fuels, as well as providers of hybrid and electric vehicles. Some of our current principal competitors in the market for natural gas vehicle fuels include:

  •
  Intergrys, a provider of CNG fuel infrastructure and fueling services through its subsidiaries Trillium USA and Pinnacle CNG, which it acquired in 2011;

  •
  Gas producers Encana, Chesapeake and Apache, who are investing in CNG fueling infrastructure;

  •
  Mansfield Oil, a diesel fuel provider to fleets that recently acquired a California-based fuel infrastructure company;

  •
  TruStar Energy (formerly Vocational Energy), a fueling infrastructure company focused on the refuse market;

  •
  Shell Oil Products U.S., which has announced plans to construct and operate a network of natural gas fueling stations at TravelCenters of America locations in the U.S.;

  •
  Blu LNG, a company that owns LNG fueling stations in Utah and has announced plans to develop a national network of LNG fueling stations; and

  •
  Applied LNG Technology and Prometheus Energy, each of which distributes LNG in the western United States.

        Several natural gas utilities, including Pacific Gas and Electric, operate public access CNG stations that compete with our stations. In December 2012, the California Public Utilities Commission approved a compression services tariff application by the Southern California Gas Company, allowing the utility to offer natural gas fueling infrastructure construction services that compete with our offerings. In addition, utilities in several states, including Michigan, Illinois, New Jersey, North Carolina, Missouri, and Georgia, have made efforts to invest in the market for natural gas vehicle fuels.

        We sell CNG fueling equipment through our IMW subsidiary. The market for CNG fueling equipment is highly competitive with several competitors selling in multiple countries. We believe our competitors for CNG fueling equipment include Aspro, GNC Galileo, GE, SAFE, ANGI Energy Systems, Inc., and Atlas Copco. Numerous other equipment or compressor manufacturing companies may also enter the market in the future. We also compete with many third parties for the rights to develop RNG production facilities, as well as for customers to purchase the RNG we produce.

        We own, operate or supply 348 CNG and LNG fueling stations. We operate 281 CNG fueling stations, which we estimate is approximately four times the number of CNG fueling stations operated by our next largest competitor. We believe we are the only company in the U. S. or Canada that provides both CNG and LNG on a significant scale, and we operate in more states and provinces than any of our competitors. We expect, however, competition to intensify in the near term as the use of natural gas vehicles and the demand for natural gas vehicle fuel and related equipment increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

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

        Federal RFS.    In February 2010, the EPA finalized the RFS, which creates RINs that can be generated by production and use of RNG in the transportation sector and can be sold to fuel providers that are not compliant under the RFS.

        California's AB 32—In September 2006, California Governor Arnold Schwarzenegger signed AB 32—the Global Warming Solutions Act of 2006—into law, which calls for a cap on greenhouse-gas emissions throughout California and a statewide reduction to 1990 levels by the year 2020, and an additional 80% reduction below 1990 levels by 2050. To achieve the state's greenhouse gas reductions for mobile sources, CARB, in 2009, approved the LCFS, which requires a 10% carbon reduction in gasoline and diesel fuels sold in the State of California by 2020, and therefore encourages other low carbon "compliant" transportation fuels (including CNG, LNG and RNG) to enter the marketplace by allowing them to generate LCFS Credits that can be sold to noncompliant regulated parties.

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

  •
  RNG—Our RNG production facilities are required to comply with Title V air permits. In addition, our RNG projects must produce RNG that meets the gas quality specifications of the local utilities that accept the gas. These specifications are approved by the relevant state utilities commission. In California, the gas utilities pipeline specifications prohibit the injection of landfill gas. If the gas utilities that we rely upon to accept and ship our RNG product adopt new gas specifications or otherwise refuse to accept our RNG product, we will be unable to sell the product and generate revenues.

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

Employees

        As of December 31, 2012, we employed 1,038 people, of whom 115 were in sales and marketing, 779 were in operations, engineering and vehicle and compressor production, and 144 were in finance and administration. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.

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

        In 2010, 2011 and 2012, we incurred pre-tax losses of $4.2 million, $48.2 million, and $99.6 million, respectively. Our loss for 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants (see notes 10 and 18 of the consolidated financial statements); our loss for 2011 includes a $2.7 million derivative gain; and our loss for 2012 includes a $3.4 million derivative gain. During 2010 and 2011, our losses were substantially decreased by our receipt of approximately $16.0 million and $17.9 million of revenue from federal fuel tax credits, respectively. The program under which we received such credits expired on December 31, 2011; however, the American Taxpayer Relief Act (which was signed into law on January 2, 2013) reinstated such program retroactive to January 1, 2012 and extended it through December 31, 2013. We estimate that for 2012 we will receive $20.8 million of revenue from the federal fuel tax credits, which will be recognized during the first quarter of 2013. To build our business and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers competitively priced natural gas vehicle fuel and other products and services. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits and other government incentive programs, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

A material portion of our historical revenues are associated with a federal fuel excise tax credit.

        In 2010 and 2011, we recorded approximately $16.0 million and $17.9 million of revenue, respectively, related to fuel tax credits, representing approximately 7.6% and 6.1%, respectively, of our total revenue during those periods. Further, we expect to receive $20.8 million of revenue related to fuel tax credits for 2012. In addition, on July 15, 2010, the IRS sent us a letter disallowing approximately $5.1 million related to certain excise tax credit claims that we made from October 1, 2006 to June 30, 2008. After negotiations with the IRS and the other impacted parties, we settled this claim with the IRS for $2.1 million.

If commercial introduction of the CWI 11.9 liter engine is further delayed, or if the engine is not adopted by truck operators as we anticipate, our results of operations and business prospects will be adversely affected.

        We believe that our entry into the heavy duty truck market, and the execution of our ANGH initiative, depends upon the successful launch of the CWI 11.9 liter engine (or a comparable engine that we believe would be well-suited for the U.S. heavy-duty OTR trucking market). The launch of this engine has been previously delayed and may be further delayed, and we have no control over when the engine will become commercially available. Further, if the CWI 11.9 liter engine becomes commercially available, it may not be adopted and deployed by heavy-duty truck operators in sufficient numbers to justify building America's Natural Gas Highway. Heavy-duty trucks powered by the engine will cost more, as compared to comparable diesel trucks, and may experience operational or performance issues. If the CWI 11.9 liter engine does not become commercially available or if meaningful numbers of the engine are not deployed, our business and financial results could be harmed.

The failure of our initiative to build America's Natural Gas Highway would materially and adversely affect our financial results and business.

        We are building America's Natural Gas Highway, a network of LNG truck fueling stations on interstate highways and in major metropolitan areas. Building America's Natural Gas Highway requires a significant commitment of capital and other resources, and our ability to successfully execute our plan faces substantial risks, including:

  •
  We have no influence over when natural gas trucks powered by engines that are well-suited for the United States heavy duty truck market (including the Cummins-Westport 11.9 liter engine) will become commercially available, or whether such availability is delayed;

  •
  Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside our control;

  •
  We may not be able to identify and obtain sufficient rights to use suitable locations for ANGH stations;

  •
  Further, development of America's Natural Gas Highway will require substantial additional amounts of capital, which may not be available on terms favorable to us or at all;

  •
  We may experience delays in building stations, including delays in obtaining necessary permits and approvals;

  •
  We will need to construct a significant number of fueling stations in 2013, and we may not be able to hire and retain the necessary qualified personnel, and our operational infrastructure and systems may be inadequate;

  •
  We complete ANGH stations before there are sufficient numbers of customers who are capable of fueling at the stations, and if such customers do not materialize, we will have substantial investments in assets that do not produce revenues and we may lose money on LNG fuel that is supplied to the ANGH stations but is not purchased by customers;

  •
  We may not be able to acquire and transport sufficient volumes of LNG to meet the needs of customers fueling at ANGH stations;

  •
  LNG may not be the fuel of choice for the United States heavy-duty truck market; and

  •
  Building ANGH imposes significant added responsibilities on our management team and will divert their attention from other areas of our business.

        We must effectively manage these risks and any other risks that may arise in connection with the ANGH build-out to successfully execute our business plan. Failure to successfully execute our ANGH initiative will materially and adversely affect our financial results, operations and business, and our ability to repay our debt.

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

        We will be required to raise debt or equity capital to fund the growth of our business. At December 31, 2012, we had total cash and cash equivalents of $108.5 million, short-term investments of $38.2 million and $13.2 million in restricted cash for capital use. Our business plan for 2013 calls for approximately $186.2 million in capital expenditures. We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to significant future payments that we will be required to make in connection with our acquisitions of IMW and Northstar. At December 31, 2012, our future payments for IMW and Northstar totaled $25.1 million and $4.1 million, respectively. Our IMW future payment obligations are in the form of promissory notes, and such notes are secured by IMW's assets. As a result, if we do not make scheduled IMW future payments, the party to whom such payments are due may be entitled to accelerate the maturity of the notes and exercise other remedies available to a secured creditor. We are also obligated to pay up to $40.0 million as additional consideration related to our IMW acquisition if IMW meets certain performance measurements.

        Equity or debt financing options may not be available on terms favorable to us or at all. Additional sales of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible notes, asset based loans, project finance debt, or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. If we are unable to obtain debt or equity financing in amounts sufficient to fund any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend or curtail these capital expenditures or postpone or delay potential acquisitions or other strategic transactions, which would harm our business, results of operations, and future prospects.

We are required to make substantial payments to the holders of our convertible notes.

        At December 31, 2012, we had an aggregate of $249.0 million of convertible notes outstanding (such convertible notes were issued in July 2011, August 2011, and July 2012). In addition, we have agreed to issue an additional $50.0 million of convertible notes in June 2013. All such convertible notes bear interest at the rate of 7.5% per annum. The $50.0 million outstanding principal amount of convertible notes we issued in July 2011 is due and payable in July 2018; the $149.0 million outstanding principal amount of convertible notes we issued in August 2011 is due and payable in August 2016; and the $50.0 million outstanding principal amount of convertible notes we issued in July 2012 is due and payable in July 2019. We may repay the convertible notes in common stock or cash. We expect our interest payment obligations under the convertible notes to be approximately $20.7 million for the year ending December 31, 2013 (such amount includes the interest that will be due on an additional $50.0 million of convertible notes we anticipate issuing in June 2013). In future periods, we may not have sufficient capital resources to enable us to fulfill our payment obligations to the holders of our convertible notes. If we are unable to make scheduled payments or comply with the other provisions of the agreements relating to the convertible notes, the holders of such convertible notes may be permitted under certain circumstances to accelerate the maturity of the convertible notes and exercise other remedies provided for in the notes and under applicable law. An acceleration of the maturity of the convertible notes that is not rescinded will have a material adverse effect on our company.

We may encounter difficulties building the GE Plants and such facilities may never be completed. If we commence construction of either GE Plant we will need to comply with significant obligations to GE.

        Our ability to commence construction of the GE Plants will depend on a number of conditions, including the availability of sites upon which to construct the GE Plants and our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2014, GE's obligation to fund the GE Plants will terminate. This may result in us not being able to satisfy our LNG supply needs, and may adversely affect us.

        If we commence construction of either GE Plant, we may not be able to comply with all of our obligations to GE. For example, we may not complete one or both of the GE Plants within the required time period, or we may not make our required equity contributions to the plants. The GE Plants may cost more than we expect, and we may not be able to pay the additional cost. If the GE Plants are completed, they may not generate enough cash flow to pay our obligations to GE because they may not operate correctly or we may not be able to sell enough of the LNG the plants produce. If we do not fulfill our obligations, we may lose all of our investments in the GE plants, GE may take over ownership of the GE plants, and GE may sue us for damages.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and reduce our growth.

        Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because the components needed for a vehicle to use natural gas adds to a vehicle's base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil, gasoline and diesel declines, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Recent and significant volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. In addition, any new regulations imposed on natural gas extraction in the United States, particularly on extraction of natural gas from shale formations, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas. Reduced prices for gasoline and diesel fuel may cause potential customers to delay or reject converting their fleets to run on natural gas. In that event, our sales of natural gas fuel and vehicles would be slowed and our business would suffer.

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

Our growth is influenced by government incentives and mandates for clean burning fuels and alternative fuel vehicles. The failure to pass new legislation with incentive programs may adversely affect our business.

        Our business is influenced by federal, state and local government tax credits, rebates, grants and similar incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Some government programs and incentives have recently expired, such as the federal income tax credit that was available to offset 50% to 80% of the incremental cost of purchasing new or converted natural gas vehicles, and the absence of these programs and incentives could have a detrimental effect on the natural gas vehicle and fueling industry, including sales at our wholly owned subsidiary, BAF. If expired incentives are not reinstated or extended, or if new incentives are not passed, fewer natural gas vehicles may be sold and used and our revenue and financial performance may be adversely affected. Furthermore, the failure of proposed federal, state or local government incentives which promote the use of natural gas and RNG as a vehicle fuel to pass into law could result in a negative perception by the market generally and a decline in the market price of our common stock. Changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the Federal Renewable Fuel Standard Phase II, would adversely affect our business and ability to sell RNG we produce at a profit. In addition, if grant funds are no longer available under government programs for the purchase and construction of natural gas vehicles and stations, the purchase of natural gas vehicles and station construction could slow and our business and results of operations may be adversely affected. Reduction in tax revenues associated with high unemployment rates or economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction, which could impair our ability to grow our business.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

        Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas and RNG for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, invest significant time and money in an effort to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a challenging economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

        To expand our business, we must develop new customers and sell increasing amounts of CNG, LNG and RNG, which we may not be able to do. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the growth in our target markets of fueling station infrastructure that supports CNG and LNG sales, our ability to supply CNG and LNG at competitive prices and acceptance of our technology, fuel systems and services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. Further, potential customers may not find our product or service offerings acceptable.

We face increasing competition from oil and gas companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities, and other organizations that have far greater resources and brand awareness than we have.

        A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, station owners, fuel providers and other organizations have entered or are planning to enter the natural gas fuels market. For example, in 2012, Shell Oil Products U.S. publicized its plans to construct and operate a network of natural gas fueling stations at TravelCenters of America locations in the United States. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations, and in December 2012, the California Public Utilities Commission approved a compression services tariff application by the Southern California Gas Company, allowing the utility to offer natural gas fueling infrastructure construction services that compete with our offerings. In addition, utilities in several states, including Michigan, Illinois, New Jersey, North Carolina and Georgia, have made efforts to invest in the natural gas vehicle fuel space. We expect competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities. To compete effectively in this environment, we must continually develop and market new and enhanced product offerings at competitive prices and must have the resources available to invest in the further development of our business. Our failure to compete successfully would adversely affect our business and financial results.

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

We may encounter challenges managing our growth, which may divert resources and limit our ability to successfully expand our operations.

        We have been and continue to be engaged in a period of rapid and substantial growth, which places a strain on our operational infrastructure and imposes significant added responsibilities on members of our management. Our ability to manage our operations and growth effectively requires us to hire, train and integrate necessary personnel to further develop our operational, financial and management controls, expand and improve our financial reporting and legal compliance systems, and improve management of our natural gas station construction, maintenance and operations projects. If we are not able to effectively manage our business growth and operations in a cost-effective manner, our operating results, sales and revenues may be negatively impacted.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business would be harmed.

        We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical and finance personnel. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. All of our executive officers and other United States employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition could be harmed. In addition, our management team has a long history of working together, and we believe that our key executives have developed highly successful and effective working relationships. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic, which may cause our operations to suffer.

We may not be successful in managing or integrating IMW into our business, which could prevent us from realizing the expected benefits of the acquisition and could adversely affect our future results.

        The integration of IMW into our business presents significant challenges and risks to our business, including (i) the distraction of management from other business concerns, (ii) expansion into foreign markets, (iii) the introduction of IMW's compressor and related equipment manufacturing and servicing business, which is a new product line for us, (iv) achievement of appropriate internal controls over financial reporting and (v) the monitoring of compliance with all laws and regulations. IMW derives significant revenue from sales in emerging markets, and prior to the acquisition, IMW was not required to comply with the United States Foreign Corruption Practices Act or any of the requirements of Sarbanes-Oxley. If we do not successfully integrate IMW into our business and maintain regulatory compliance, we may not realize the benefits expected from the acquisition and our results of operations could be materially adversely affected. If the revenue of IMW declines or grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase the growth of our business, in which case our financial condition will suffer and our stock price could decline.

A significant portion of the purchase price of IMW was allocated to intangibles, including goodwill, and a write-off of all or part of these intangibles, including goodwill could adversely affect our operating results.

        Under business combination accounting standards, we allocated the total purchase price of IMW to its net tangible assets and liabilities and intangible assets based on their fair values as of the date of the acquisition and recorded the excess of the purchase price over those values as goodwill. Our estimates of the fair value of the assets and liabilities of IMW were based upon certain assumptions, including assumptions regarding new business, believed to be reasonable, but which are inherently uncertain. Pursuant to the applicable accounting standards, we initially allocated $126.4 million of the purchase price for IMW to intangibles, including goodwill. Our intangibles, including goodwill, could be impaired if developments affecting the acquired compressor manufacturing operations or the markets in which IMW produces and/or sells compressors lead us to conclude that the cash flows we expect to derive from its manufacturing operations will be substantially reduced. An impairment of all or part of our intangibles, including goodwill, could adversely affect our results of operations.

The failure of one of our subsidiaries to comply with the terms of its bond financing agreements would impair our rights in our Dallas, Texas RNG production facility.

        Dallas Clean Energy McCommas Bluff, LLC ("DCEMB"), in which we indirectly own a 70% interest and which owns and operates our Dallas, Texas RNG production facility, entered into, among other documents, the Loan Agreement, the Note, the Deed of Trust and the Security Agreement, which are defined elsewhere in this report (collectively the "Bond Agreements") in connection with its issuance of certain Revenue Bonds (see note 9 of the consolidated financial statements). Pursuant to the Bond Agreements, DCEMB is subject to certain covenants, including a requirement to make loan repayments on the Revenue Bonds. This repayment obligation is secured by a security interest in all of the Collateral (as defined in the Security Agreement), which includes, but is not limited to, DCEMB's rights, title and interest in any gas sale agreements and the funds and accounts held under an indenture. If DCEMB defaults on its obligation to make loan repayments on the Revenue Bonds, the Issuer or the Trustee (as defined in the Bond Agreements) may, among other things, take whatever action at law or in equity as may be necessary or desirable to ensure loan repayments are made on the Revenue Bonds. If the Issuer or the Trustee take any such actions, or if DCEMB otherwise fails to comply with its covenants and other obligations under the Bond Agreements, our rights in DCEMB would be impaired, and our business and results of operations may be adversely affected.

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

        We have existing, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 30%, 21% and 33% of our annual revenues in 2010, 2011 and 2012, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

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

        Many governmental entities are experiencing significant budget deficits, which has and may continue to reduce or curtail their ability to fund natural gas fuel programs, purchase natural gas vehicles or provide public transportation and services, which would harm our business. Furthermore, in response to budget deficits, such governmental entities have and may continue to request or demand that we lower our price for CNG or LNG fuel.

Conversion of light and medium-duty vehicles to run on natural gas is time-consuming and expensive and may limit the growth of our sales.

        Conversion of light and medium-duty vehicle engines from gasoline or diesel to natural gas is performed by only a small number of vehicle conversion suppliers (including our wholly owned subsidiary, BAF) that must meet stringent safety and engine emissions certification standards. The engine certification process is time consuming and expensive and raises vehicle costs. In addition, conversion of vehicle engines from gasoline or diesel to natural gas may result in vehicle performance issues or increased maintenance costs that could discourage our potential customers from purchasing converted vehicles that run on natural gas and impair the financial performance of BAF. Without an increase in vehicle conversion options, and reduced vehicle conversion costs, our sales of natural gas vehicle fuel and converted natural gas vehicles, through BAF, may be restricted and our revenue will be reduced both by less demand for natural gas vehicle fuel and less demand for converted natural gas vehicles.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline and our business may suffer.

        Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy duty trucks or the perception that electric heavy duty trucks may soon be widely available and provide satisfactory performance in heavy duty applications may reduce demand for heavy duty LNG trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow the growth of or conversion to natural gas vehicles, or which otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative fuel vehicles.

Our ability to obtain LNG is constrained by fragmented and limited production and increasing competition for LNG supply.

        Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices or at all. If LNG liquefaction plants we own, or if any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experience prolonged down time, or if we or others do not build additional LNG liquefaction plants, our LNG supply will be restricted. If we are unable to supply enough of our own LNG or purchase it from third parties to meet customer demand, we may be liable to our customers for penalties and lose customers. Competition for LNG supply is escalating. For example, we increasingly compete to purchase LNG with third parties that use LNG to fuel equipment deployed in oil and gas production activities. In addition, the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to increase the market for LNG fuel, including supplying LNG fuel to heavy duty truck customers, and will adversely affect our investments in America's Natural Gas Highway. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited, our relationships with existing customers may be disrupted, and our results of operations may be adversely affected. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

LNG supply purchase commitments may exceed demand causing our costs to increase.

        We are a party to two LNG supply agreements that have a take-or-pay commitment, and we may enter into additional take-or-pay commitments, particularly in connection with America's Natural Gas Highway. Take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline, if we lose significant LNG customers, if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, or if future demand for LNG does not meet our expectations, our operating and supply costs may increase as a percentage of revenue and negatively impact our margins.

If our futures contracts do not qualify for hedge accounting, our net income (loss) will fluctuate more significantly from quarter to quarter based on fluctuations in the market value of our futures contracts.

        We account for our futures activities under the relevant derivative accounting guidance, which requires us to value our futures contracts at fair market value in our financial statements. At December 31, 2012, all of our futures contracts qualified for hedge accounting. To the extent that all or some of our futures contracts do not qualify for hedge accounting, we could incur significant increases and decreases in our net income (loss) in the future based on fluctuations in the market value of our futures contracts from quarter to quarter. We had no realized derivative gains or losses related to our natural gas futures contracts for the years ended December 31, 2010, 2011 and 2012. Any negative fluctuations may cause our stock price to decline due to our failure to meet or exceed the expectations of securities analysts or investors.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

        California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants or our CNG and LNG fueling stations and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of greenhouse gas emissions from our LNG plants or CNG and LNG stations, and these unknown costs are not contemplated by our customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

Our operations entail inherent safety and environmental risks that may result in substantial liability to us.

        Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Improper refueling of LNG vehicles can result in venting of methane gas, which is a potent greenhouse gas, and LNG related methane emissions may in the future be regulated by the EPA or by state regulations. Additionally, CNG fuel tanks, if damaged or improperly maintained or installed, may rupture and the contents of the tank may rapidly decompress and result in death or injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits. If CNG or LNG vehicles are perceived to be unsafe, it will harm our growth and negatively affect BAF's ability to sell converted CNG vehicles, which would impair our financial performance.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

        We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii) the borrower may default on payments, (iii) we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of December 31, 2012, we had $7.9 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

        We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, emissions certifications and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

        In connection with our operations, we often need facility permits or licenses to address storm water or wastewater discharges, waste handling, and air emissions. This may subject us to permitting conditions that may be onerous or costly. Compliance with laws and regulations and enforcement policies by regulatory agencies could require us to make material expenditures and may distract our officers, directors and employees from the operation of our business.

Our RNG business may not be successful.

        We completed a new RNG production facility in Canton, Michigan in 2012 and we are developing a pipeline quality RNG project near Memphis, Tennessee. We are also in the process of expanding operations at our RNG production facility at the McCommas Bluff landfill outside of Dallas, Texas. In addition, we are seeking to increase our RNG business by pursuing additional projects. RNG production represents a new area of investment and operations for us, and we may not be successful in developing these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the absence of government programs and regulations that support such activities. Our ability to succeed in expanding our McCommas Bluff project and developing other projects depends on our ability to obtain necessary financing, successfully manage the construction and operation of RNG production facilities and our ability to either sell the RNG at substantial premiums to conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are unsuccessful in obtaining necessary financing or managing the construction and operation of our RNG production facilities, or if we are unable to either sell RNG at a substantial premium to conventional natural gas prices or to sell RINs or other credits we generate at favorable prices, our business and financial results may be materially and adversely affected. In addition, due to recent regulatory and legislative changes in California, our ability to sell RNG produced by projects outside of California to California power plants is limited. If we cannot sell RNG we produce to California power plants for use as a Renewable Portfolio Standard compliant fuel, we may not be able to obtain long-term, fixed premium prices for RNG. In the absence of state and federal programs that support premium prices for RNG, or that allow us to generate and sell RINs and other credits, we will be unable to generate profit and financial return from these investments, and our financial results could be materially and adversely affected.

We may experience difficulties producing RNG.

        Our financial results and operations will be negatively impacted if we experience difficulties producing RNG. Our ability to produce RNG may be adversely affected by a number of factors beyond our control including limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits, landfill mismanagement, problems with our critical equipment, and adverse or severe weather conditions. In addition, we may seek to upgrade or expand our RNG facilities, which may result in plant shutdowns or cause delays that reduce the amount of RNG we produce.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

        Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $24.4 million, $(9.9) million, $1.8 million, $(13.8) million, $9.8 million, $5.6 million, $11.4 million, $20.9 million, $31.9 million, $11.3 million, $16.3 million, and $41.7 for the three months ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, construction cost overruns, down time at our facilities, the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, increasing competition, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

        As of December 31, 2012, there were 87,634,478 shares of our common stock outstanding, 12,083,677 shares underlying outstanding options, 1,545,000 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants (all of which were sold in our registered direct offering that closed in November 2008), 5,000,000 shares underlying a warrant we issued in November 2012 to GE, and an aggregate of 16,262,226 shares underlying the convertible notes we issued in July 2011, August 2011 and July 2012. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of various option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act (8,999,999 shares underlying convertible notes we issued in August 2011 have been registered for resale under the Securities Act). If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

        Further, as of December 31, 2012, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of December 31, 2012, 348,500 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

        As of December 31, 2012, T. Boone Pickens owned in the aggregate approximately 21.8% of our outstanding shares of common stock. As a result, Mr. Pickens will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at 3020 Old Ranch Parkway, Suite 400, Seal Beach, California 90740, where we occupy approximately 43,067 square feet. Our office lease expires on March 31, 2018.

        We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres on which the plant is situated, along with approximately 34 acres surrounding the plant.

        We own an LNG liquefaction plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30 year ground lease for the 36 acres on which this plant is situated, pursuant to which we pay annual base rent payments of $230,000 per year, plus up to $130,000 per year for each 30,000,000 gallons of production capacity utilized, subject to future adjustment based on consumer price index changes.

        We lease the space upon which we operate our RNG production facilities in Dallas, Texas and Canton, Michigan.

        We lease a manufacturing facility in Chilliwack, British Columbia where we occupy approximately 81,000 square feet. The facility lease expires in January 2018.

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

	Sales Prices
	High	Low
Fiscal Year 2011
First Quarter 2011	$16.95	$11.75
Second Quarter 2011	$17.85	$12.13
Third Quarter 2011	$17.21	$10.75
Fourth Quarter 2011	$13.99	$9.02
Fiscal Year 2012
First Quarter 2012	$23.92	$12.95
Second Quarter 2012	$20.74	$12.55
Third Quarter 2012	$16.35	$13.06
Fourth Quarter 2012	$13.87	$11.00

Holders

        There were approximately 72 stockholders of record as of February 22, 2013. We believe there are approximately 96,667 stockholders of our common stock held by brokerage firms on behalf of stockholders.

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

        The following graph shows a comparison for the five-year period ending December 31, 2012 of the cumulative total return for our common stock, the Nasdaq Global Market Index, and the Russell 2000 Growth Index. We chose to include the Russell 2000 Growth Index as a comparable index due to the lack of a comparable industry index or peer group. We are the only actively traded public company whose only line of business is to sell natural gas and the associated equipment and services necessary to use natural gas as a vehicle fuel. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Global Market Index and the Russell 2000 Growth Index assumes reinvestment of dividends.

*
Assumes $100 was invested on December 31, 2007 in our common stock, the Nasdaq Global Market Index, and the Russell 2000 Growth Index. The Nasdaq Global Market Index and the Russell 2000 Growth Index results include reinvestment of dividends.

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

        The consolidated statements of operations data for the years ended December 31, 2010, 2011, and 2012 and the consolidated balance sheet data at December 31, 2011, and 2012, are derived from our audited consolidated financial statements in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2009, and the consolidated balance sheet data at December 31, 2008, 2009 and 2010 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except share data)
Statement of Operations Data:
Total Revenues(1)	$125,867	$131,503	$211,834	$292,717	$334,008
Operating expenses:
Costs of sales	98,768	82,921	141,889	216,684	253,684
Derivative (gains) losses:
Futures contracts	611	—	—	—	—
Series I warrant valuation	—	17,367	(10,278)	(2,655)	(3,391)
Selling, general and administrative(2)	62,416	47,509	63,258	86,850	117,976
Depreciation and amortization	9,624	16,992	22,487	30,406	36,261

Total operating expenses:	171,419	164,789	217,356	331,285	404,530

Operating loss	(45,552)	(33,286)	(5,522)	(38,568)	(70,522)
Interest income (expense), net	1,630	(32)	(1,194)	(9,616)	(16,069)
Other income (expense), net	(168)	(310)	2,080	(611)	1,236
Impairment of cost method investment	—	—	—	—	(14,544)
Income (loss) from equity method investments	(188)	244	427	637	331

Loss before income taxes	(44,278)	(33,384)	(4,209)	(48,158)	(99,568)
Income tax (expense) benefit	(290)	(304)	1,436	703	(1,294)

Net loss	(44,568)	(33,688)	(2,773)	(47,455)	(100,862)
Loss (income) of noncontrolling interest	105	439	257	(178)	(393)

Net loss attributable to Clean Energy Fuels Corp	$(44,463)	$(33,249)	$(2,516)	$(47,633)	$(101,255)

Basic and diluted loss per share	$(0.98)	$(0.60)	$(0.04)	$(0.68)	$(1.16)

Weighted average common share outstanding:
Basic and diluted	45,367,991	55,021,961	62,549,311	70,415,431	87,455,073

(1)
Revenues include the following amounts:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Fuel tax credits (VETC)	$17,197	$15,535	$16,042	$17,889	$—

(2)
2008 amount includes $18.6 million of expenses to support Proposition 10 on the California ballot in November 2008 that was not adopted.

	December 31,
	2008	2009	2010	2011	2012
Balance Sheet Data:
Cash and cash equivalents	$36,284	$67,087	$55,194	$238,125	$108,522
Restricted cash, short term	2,500	2,500	2,500	4,792	8,445
Short-term investments	—	—	—	33,329	38,175
Working capital	47,338	78,799	65,070	312,372	170,778
Total assets	290,374	355,799	583,499	931,061	975,200
Long-term debt, inclusive of current portion	25,084	12,221	64,416	289,422	331,025
Total Clean Energy Fuels Corp. Stockholders' equity	233,777	277,189	413,287	540,884	542,713

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

        We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and related equipment used in CNG stations and LNG stations, convert light and medium duty vehicles to run on natural gas, provide design and engineering services for natural gas engine systems, and produce renewable natural gas ("RNG"), which can be used as vehicle fuel or sold for power generation. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives.

Overview

        This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

        Sources of revenue.    We generate revenues by selling CNG and LNG, providing operations and maintenance ("O&M") services to our vehicle fleet customers, designing and constructing fueling stations and selling or leasing those stations to our customers, selling RNG, selling converted natural gas vehicles, selling non-lubricated natural gas fueling compressors and related equipment and maintenance services, providing financing for our customers' natural gas vehicle purchases and selling tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits ("LCFS Credits") under the California low carbon fuel standard.

        Key operating data.    In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru, plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our RNG production facility in Dallas, Texas), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our consolidated financial statements and notes contained elsewhere in this annual report on Form 10-K, presents our key operating data for the years ended December 31, 2010, 2011, and 2012:

Gasoline gallon equivalents delivered

	Year Ended December 31,
	2010	2011	2012
	(in millions)
CNG	81.4	101.8	130.5
RNG	7.4	6.7	8.9
LNG	33.9	47.1	55.5

Total	122.7	155.6	194.9

Operating data (in thousands)
Gross margin	$69,945	$76,033	$80,324
Net loss attributable to Clean Energy Fuels. Corp	(2,516)	(47,633)	(101,255)

        Key trends in 2010, 2011 and 2012.    According to the EIA, demand for natural gas fuels in the United States increased by approximately 19% during the period January 1, 2010 through December 31, 2012. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods and increasingly stringent environmental regulations affecting vehicle fleets.

        The number of fueling stations we served grew during the past three years from 196 at December 31, 2009 to 348 at December 31, 2012 (a 77.6% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2010 to 2012 increased by 58.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2010, 2011 and 2012. In addition, beginning in 2011, we also benefitted from increased revenues from compressor sales and fueling station installations as a result of our acquisitions of IMW Industries, Ltd. ("IMW") and Wyoming Northstar Incorporated and its affiliated companies ("Northstar"), which occurred during the third and fourth quarters of 2010. In 2012, we sold four large transit stations for $40.3 million, which contributed to our revenue increase during the year.

        Our cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers in 2010 through 2012. In 2011, the cost of sales related to compressors sold through IMW and fueling station installations performed by Northstar also contributed to the increase. In 2012, the cost of sales related to increased station construction sales contributed to our increase in cost of sales.

        Since the last half of 2009, we have experienced reduced margins in certain markets, particularly in the municipal transit and refuse sectors. The reduction in margins is primarily a result of increased competition and sales agreements with larger entities that have greater pricing leverage. Also, in many cases, our agreements with our customers, including governmental agencies, are subject to a competitive bidding process and we have been required to reduce our prices to maintain our contracts as they come up for bid. In addition, in May and June of 2009, we acquired four compressed natural gas operations and maintenance services contracts with municipal transit agencies, and in 2010 and 2011, we won several contracts with a transit agency in California that have significant volume but smaller margins than we typically generate on our fuel sales. As a result of all of these factors, the overall average margin on our fuel sales across our business decreased in 2011.

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

        During 2011 and 2012, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.07 in February 2012 and settled at $91.82 per barrel on December 31, 2012. In California, average retail prices for gasoline were $3.68 per gallon in January 2012 and hit a high of $4.71 per gallon in October 2012 before moving down to $3.60 per gallon at December 31, 2012. Average retail prices for diesel fuel in California were $4.05 per diesel gallon in January 2012 and hit a high of $4.50 per diesel gallon in September 2012 before moving down to $4.05 per diesel gallon at December 31, 2012. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount. During this time period, the price for natural gas increased slightly. The NYMEX price for natural gas ranged from $3.08 per MMbtu in January 2012 to $3.71 per MMbtu in December 2012. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.75 per gallon for the month of January 2012 to $2.84 per gallon for the month of December 2012. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.48 per gallon during January 2012 to $2.70 per gallon for the month of December 2012.

        Recent developments.    In April 2012, we exercised our option to acquire the remaining 80.1% of ServoTech Engineering, Inc. ("ServoTech"), a company that provides design and engineering services for natural gas fueling systems among other services, for $2.8 million.

        In July 2012, we received $50.0 million from Chesapeake NG Ventures Corporation ("Chesapeake") in accordance with our note arrangement (see note 9 to our consolidated financial statements).

        In November 2012, we entered into a finance arrangement with General Electric ("GE") to finance the acquisition of two LNG plants (see notes 9 and 11 to our consolidated financial statements).

        In January 2013, certain federal fuel tax credits were extended through December 31, 2013 and made retroactive to January 1, 2012. The amount attributed to 2012, estimated to be $20.8 million, will be recorded by us in the first quarter of 2013, the period in which the law was passed.

        We have agreed to sell our ownership interest in our joint venture in Peru for approximately $6.1 million after receiving a dividend distribution of approximately $1.0 million (see notes 7 and 19 to our consolidated financial statements). We expect to close the sale by March 31, 2013.

        In January and February 2013, an aggregate of $4.0 million of principal and accrued interest under an SLG Note was converted by the holder into 268,664 shares of our common stock (see notes 9 and 19 to our consolidated financial statements).

        Anticipated future trends.    We anticipate that, over the long term, the prices for gasoline and diesel will continue to be significantly higher than the price of natural gas as a vehicle fuel, and more stringent emissions requirements will continue to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

        We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our acquisitions of IMW and Northstar, we are a fully integrated provider of advanced compression technology, station-building and fueling. We also anticipate expanding our sales of CNG and LNG in the other markets in which we operate, including trucking, refuse hauling, airports, taxis and public transit. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network or LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business that may require us to raise additional capital. Additionally, we have and will continue to increase our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

        We anticipate the commercial roll-out of natural gas engines that are well-suited for the U.S. heavy-duty over-the-road ("OTR") trucking market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry. Heavy-duty trucks in the United States are generally high-volume consumers of vehicle fuel, and we believe many use 20,000 gallons or more per truck per year, and the lower cost of natural gas compared to regular gasoline and diesel would result in substantial fuel savings for the operator. With over eight million heavy-duty trucks registered in the U.S. market, we believe that this market may become our largest market. As a result, we have made a significant commitment of capital and other resources to build a nationwide network of LNG truck fueling stations, which we refer to as "America's Natural Gas Highway," or "ANGH," on the interstate highway system and in major metropolitan areas that will enable natural gas fueled freight trucking coast to coast and border to border within the 48 continental states. We expect America's Natural Gas Highway to initially include approximately 150 truck fueling stations, of which 70 ANGH stations were completed at the end of 2012. Of these 70 stations, seven are open and selling LNG, and the remainder are planned to open as natural gas engines that are well-suited for the trucking market (including the CWI 11.9 liter engine) become available and trucks powered by such engines are deployed in the geographic areas where the stations are located. We expect to build approximately 50 - 70 additional ANGH stations in 2013, depending upon the deployment of natural gas trucks, demand for LNG, and our ability to identify and obtain suitable locations for LNG stations, among other things. Many ANGH stations are located at Pilot-Flying J Travel Centers already serving goods movement trucking.

        Many governmental entities, which represented approximately 28% of our revenues from 2010 through 2012, are experiencing significant budget deficits and have been, and may continue to be, unable to invest in new natural gas vehicles for their transit or refuse fleets. They may also be compelled to reduce public transportation and services, or the prices they pay for these services, which would negatively affect our business.

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

        Our business plan calls for approximately $186.2 million in capital expenditures in 2013, primarily related to construction of new fueling stations, including ANGH stations, expanding and constructing our LNG plants, expanding and building landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. For more information, see "Liquidity and Capital Resources" and "Capital Expenditures" below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate increased revenues.

        Business risks and uncertainties.    Our business and prospects are exposed to numerous risks and uncertainties. For more information, see "Risk Factors" in Part I, Item 1A of this report.

Operations

        We generate revenues by selling CNG and LNG and providing O&M services to our vehicle fleet customers. For the year ended December 31, 2012, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate revenues through sales of RNG, sales of natural gas vehicles, sales of advanced natural gas fueling compressors and related equipment and maintenance services, providing financing for our customers' natural gas vehicle purchases, and selling RINs and LCFS Credits.

CNG Sales

        We sell CNG through fueling stations located on our customers' properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers' vehicles. Our CNG sales are made primarily through contracts with our fleet customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell a small amount of CNG under fixed-price contracts. We will continue to offer fixed price contracts as appropriate and consistent with our natural gas hedging policy. Our fleet customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

LNG Production and Sales

        We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, and we plan to build two new LNG plants in connection with our strategic collaboration with GE. We expect that these additional plants, as well as our planned expansion of our Boron, California plant, and other plants to be built by us or third parties in the future, will be necessary to secure sufficient sources of LNG for ANGH.

        We sell LNG to fleet customers, who typically own and operate their fueling stations. Increasingly, we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012, we procured 44% of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We expect to enter additional purchase contracts with third party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and may enter into additional "take or pay" contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 64 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on either a fixed-price or index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We will continue to offer fixed price contracts as appropriate and consistent with our natural gas hedging policy. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at the pump based on prevailing market conditions. These customers typically pay using a credit card at the station.

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

        The American Taxpayer Relief Act, signed into law on January 2, 2013, provides one-year extensions for several tax credits affecting alternative fuels, including the $0.50 per gallon alternative-fuel tax credit for CNG and LNG. The tax credits were extended through December 31, 2013 and made retroactive to January 1, 2012. Such credits for 2012 are estimated to be $20.8 million, which will be recognized during the first quarter of 2013, the period in which the extension was signed into law.

        On July 15, 2010, the IRS sent us a letter (i) disallowing approximately $5.1 million related to certain claims we made from October 1, 2006 to June 30, 2008 under the VETC program, and (ii) seeking repayment of such amount. After negotiations with the IRS and the other impacted parties, we settled the dispute for $2.1 million in 2012.

Operation and Maintenance

        We generate a portion of our revenue from operation and maintenance agreements for CNG and LNG fueling stations where we do not supply the fuel. We refer to this portion of our business as "O&M." At these fueling stations the customer contracts directly with a local broker or utility to purchase natural gas. For O&M services, we do not sell the fuel itself, but generally charge a per-gallon fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents delivered.

Station Construction

        We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We charge construction fees or lease rates based on the size and complexity of the project.

Vehicle Acquisition and Finance

        We offer vehicle finance services for some of our customers' purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through December 31, 2012, we have not generated significant revenue from vehicle financing activities.

RNG

        We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell RNG produced at the facility to Shell Energy North America under a Gas Sale Agreement and, depending upon RNG production volumes, we have the ability to sell RNG as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce (the effectiveness of such contract is subject to the CEC certifying the facility). We are building a third RNG facility at a Republic Services landfill in North Shelby, Tennessee, and we expect the facility to be operational during the first quarter of 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we plan to purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure.

Vehicle Conversions

        Our subsidiary, BAF Technologies, Inc. ("BAF"), provides natural gas vehicle ("NGV") conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF's vehicle conversions include taxis, vans, pick-up trucks and shuttle buses. BAF utilizes advanced natural gas system integration technology and has certified NGVs under both EPA and CARB standards achieving Super Ultra Low Emission Vehicle emissions. In 2012, we completed our purchase of all of ServoTech. ServoTech provides, among other services, design and engineering services for natural gas engine systems. We generate revenues through the sale of natural gas vehicles that have been converted to run on natural gas by BAF, and design and engineering services for natural gas engine systems by ServoTech. The majority of BAF's revenue during 2010 and 2011 was derived from sales of converted natural gas service vans to AT&T. For the years ended December 31, 2011 and 2012, BAF and ServoTech combined contributed approximately $23.6 million, and $24.3 million, respectively, to our revenue.

Natural Gas Fueling Compressors

        Our subsidiary, IMW, manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the United States. For the years ended December 31, 2011 and 2012, IMW contributed approximately $69.1 million and $64.5 million, respectively, to our revenue.

Sales of RINs and LCFS Credits

        We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RINs when we sell RNG for use as a vehicle fuel. We can sell these RINs and LCFS Credits to third parties who need the RINs and the LCFS Credits to comply with federal and state requirements. In 2012, we realized $2.9 million in revenue through the sale of LCFS Credits. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we grow our business and sell escalating amounts of CNG, LNG and RNG for use as a vehicle fuel.

Volatility of Earnings and Cash Flows

        During 2010, 2011, and 2012, our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for these periods. In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See "Risk Management Activities" below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

        Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At December 31, 2012, we had paid $0.6 million in margin deposits, which are included in prepaid expenses and other current assets in our consolidated balance sheet.

        The decrease in the value of our futures positions and any corresponding margin deposits required thereon could significantly impact our financial position in the future.

Volatility of Earnings Related to Series I Warrants

        Beginning January 1, 2009, under Financial Accounting Standards Board ("FASB") authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $2.7 million and $3.4 million related to recording the estimated fair market value changes of our Series I warrants in the years ended December 31, 2011 and December 31, 2012, respectively. See note 18 to our consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. On November 10, 2010, 1,183,712 of the Series I warrants were exercised. As of December 31, 2012, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings Related to Contingent Consideration

        Under business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of both BAF and IMW in our financial statements through the contingency period, which expired December 31, 2011 for BAF and expires on March 31, 2014 for IMW.

        If the anticipated results of IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former IMW shareholder. During 2012, we recognized a gain of $4.1 million related to the estimated change in value of the IMW contingent consideration. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of changes in the estimated fair value of the contingent consideration amount.

Debt Compliance

        In connection with our acquisition of IMW, we entered into a credit agreement with HSBC that requires IMW to comply with certain financial covenants (see note 9 to our consolidated financial statements). If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of December 31, 2012.

        The Indenture and the Loan Agreement entered into by Dallas Clean Energy McCommas Bluff, LLC ("DCEMB"), our 70% owned subsidiary, as part of issuing its Revenue Bonds, as defined and disclosed in note 9 to our consolidated financial statements, have certain non-financial debt covenants with which DCEMB must comply. As of December 31, 2012, DCEMB was in compliance with its debt covenants.

        The loan agreement we entered into as part of issuing the CHK Notes, as defined and discussed elsewhere in this Item 7 and in note 9 to our consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of December 31, 2012, we were in compliance with these debt covenants.

        The Convertible Note Purchase Agreements we entered into as part of issuing the SLG Notes, as defined and discussed in note 9 to our consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of December 31, 2012, we were in compliance with these covenants.

        The GE Credit Agreement, as defined and discussed in note 9 to our consolidated financial statements, contains certain covenants with which we must comply. As of December 31, 2012, we were in compliance with these covenants.

Risk Management Activities

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

Impairment of Goodwill and Long-lived Assets

        Before 2011, we evaluated the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occurred or circumstances changed that would more likely than not reduce the fair value of the goodwill below its carrying amount. Beginning in 2011, we performed our evaluation of the carrying value of Goodwill under the amended guidance issued by the FASB in Accounting Standards Update ("ASU") 2011-08, Testing for Goodwill Impairment, issued in September 2011, which we chose to early adopt. Under the amended requirements of ASU 2011-08, an entity is not required to quantitatively determine a reporting unit's fair value if it concludes, based upon a qualitative assessment, that it is not more likely than not that the reporting unit's fair value is less than its carrying amount. The guidance also allows us to proceed directly to a quantitative analysis on an individual reporting unit basis, which we do when there is doubt about whether or not a qualitative assessment is sufficient or when there is an indicator of impairment. Beginning on October 1, 2012, we performed our test for indefinite-lived intangible assets impairment under the amended guidance issued by the FASB in ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, issued in July 2012, which we chose to early adopt, effective October 1, 2012. The amended requirements of ASU 2012-02 provide a similar framework for testing indefinite-lived intangible assets for impairment as ASU 2011-08 does for testing goodwill for impairment. There were no impairment charges for goodwill or indefinite-lived intangible asset resulting from the October 1, 2011 or 2012 impairment testing, and no events have occurred subsequent to October 1, 2012 which indicate impairment may have occurred as of December 31, 2012.

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

        During the fourth quarter of 2010, we recorded an impairment charge of $1.5 million related to an operating and maintenance contract we lost in a competitive bid to a competitor. In addition, during the fourth quarter of 2010, our subsidiary, Dallas Clean Energy, LLC ("DCE"), our wholly owned subsidiary and 70% owner of DCEMB, expensed approximately $0.7 million of costs related to equipment that was replaced as part of its expansion of the McCommas Bluff landfill in Dallas, Texas. In 2012, we recorded an impairment charge of $14.5 million related to our investment in VPG. We had no impairment charges during 2011.

Warranty Reserves

        Our warranty periods range up to thirty-six months, depending on the product or service. We provide a warranty reserve for estimated product warranty costs at the time the applicable sale is recognized. We continuously monitor and analyze warranty claims and maintain a reserve for the related warranty costs based on historical experience and future assumptions. If actual failure rates and the resulting cost of repair vary from our estimates, revisions to the estimated warranty reserve would be required.

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

        In certain transactions with our customers, we agree to provide multiple products or services, including construction of and sale of a station, providing O&M to the station, and sale of fuel to the customer. We evaluate the separability of revenues based on current FASB authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements. Prior to 2010, to the extent we had adequate objective evidence of the values of the separate elements indentified as part of a contract, we allocated the revenue from the contract on a relative fair value basis at the inception of the arrangement. During 2008 and 2009, we did not have objective evidence for our multi-element arrangements, which generally resulted in the deferral of revenue until the future services are performed. Since 2010, however, we have applied newly issued FASB authoritative guidance that allows us to use a combination of objective and reliable evidence to develop management's best estimate of the fair value of the undelivered element. If the arrangement contains a lease, we use the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from our stand alone projects. The revenue allocated to the construction of station is recognized using completed-contract method. The revenue allocated to the O&M and sale of fuel is recognized ratably over the term of the arrangement.

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

        We typically recognize revenue on fueling station construction projects where we sell the station to the customer using the completed-contract method. The construction contract is considered to be substantially completed at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities begin. When applicable, multi-station construction contracts are segmented into phases as negotiated with customers. Gross margin related to each phase is recognized at its substantial completion. For IMW and Northstar, we use the percentage-of-completion method of accounting. In those circumstances, revenue is recognized as work on a contract progresses, based on cost incurred in relation to total estimated costs to be incurred for that project.

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

Fair Value Estimates

        We have established a framework for measuring fair value in accordance with authoritative guidance. The framework includes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy consists of the following three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        Our significant uses of fair value measurements include:

  •
  Recorded values of available-for-sale securities,

  •
  Allocation of the purchase price paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions,

  •
  Assessments of impairment of long-lived assets,

  •
  Assessments of impairment of goodwill,

  •
  Recorded values of derivative instruments,

  •
  Recorded values of contingent consideration obligations, and

  •
  Recorded values of warrants to purchase our common stock.

Recently Issued Accounting Pronouncements

        See Note 1 to our consolidated financial statements contained elsewhere herein.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

        Revenue.    Revenue increased by $41.3 million to $334.0 million in the year ended December 31, 2012, from $292.7 million in the year ended December 31, 2011. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 155.6 million gasoline gallon equivalents to 194.9 million gasoline gallon equivalents. The increase in volume was primarily from an increase in CNG sales of 28.7 million gallons. Our net increase in CNG volume was primarily from 18 new refuse customers, 12 new airport customers, five new transit customers, one new station added for an existing transit customer, five new trucking customers, and one new public customer, which together accounted for 19.5 million gallons of the CNG volume increase. We also experienced an increase of 9.2 million gallons in CNG volume between periods from our existing airport, transit, refuse and trucking customers, combined with the volume growth from our share of our joint venture in Peru. Further, we experienced an increase of 8.4 million in LNG volume between periods, which was primarily due to a combination of 3.6 million gallons from Northstar O&M services and 4.8 million gallons from 12 new trucking, transit, industrial and refuse customers. We experienced an increase in our RNG sales (through our 70% share of the RNG sales at DCEMB) of 2.2 million gallons due to increased RNG production at DCEMB's facility. We experienced a $42.7 million increase, excluding Northstar and IMW, in station construction revenues between periods, primarily due to the completion of seven new CNG stations for new refuse customers, two CNG station upgrades for two existing refuse customers, one new CNG station for an existing refuse customer, five new CNG stations for new trucking customers, one new CNG station for an existing trucking customer, four new CNG stations for an existing transit customer, two new CNG stations for new transit customers, two CNG station upgrades for an existing transit customer, and one new CNG station for a new airport customer. Also contributing to the revenue increase between periods were $2.9 million of LCFS credits that we recognized in 2012 due to the lifting, during the year ended December 31, 2012, of a federal court injunction that had prohibited enforcement of the California Low Carbon Fuel Standard. Revenue also increased by $0.6 million between periods due to increased sales of natural gas vehicle equipment by BAF. These increases were offset by the decrease in our effective price per gallon that we charged to our customers between periods. Our effective price per gallon charged was $0.81 for the year ended December 31, 2012, which represents a $0.05 per gallon decrease from $0.86 in the year ended December 31, 2011. The decrease was due to a combination of lower natural gas prices in 2012, upon which we base a portion of our pricing to our customers, and a higher percentage of O&M contracts between periods, which generate less revenue per gallon than contracts where we supply the natural gas commodity. Revenue attributable to VETC also decreased between periods because the credits were not available in 2012. However, subsequent to the 2012 year end, the credits were reinstated for 2013 and made retroactive to January 1, 2012. We recorded $17.9 million of revenue related to fuel tax credits in 2011, and we will record our 2012 VETC credits in the first quarter of 2013. We also recorded a $2.1 million reduction in revenue in 2012 related to the settlement of our dispute with the IRS over certain VETC claims. Revenue attributable to IMW and Northstar decreased between periods by $4.6 million and $4.3 million, respectively.

        Cost of sales.    Cost of sales increased by $37.0 million to $253.7 million in the year ended December 31, 2012, from $216.7 million in the year ended December 31, 2011. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. We also experienced a $41.4 million increase, excluding Northstar and IMW, in station construction costs between periods. We also experienced a $1.9 million increase in costs related to BAF's vehicle equipment sales between periods as BAF experienced certain production issues during the period.

These increases were offset by a decrease in our effective cost per gallon of $0.11 per gallon, to $0.51 per gallon for 2012. This decrease was the result of lower natural gas costs and a higher percentage of O&M contracts in 2012, which generate a lower effective cost per gallon than contracts where we pay for the natural gas consumed at the stations. Costs that IMW and Northstar incurred decreased between periods by $7.4 million and $2.0 million, respectively.

        Derivative (gain) loss on Series I warrant valuation.    Derivative gains increased by $0.7 million to $3.4 million in the year ended December 31, 2012, from $2.7 million in the year ended December 31, 2011. These amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. (See note 18 to our consolidated financial statements contained elsewhere herein).

        Selling, general and administrative.    Selling, general and administrative expenses increased by $31.1 million to $118.0 million in the year ended December 31, 2012, from $86.9 million in the year ended December 31, 2011. The increase is primarily related to our continued business growth. Salaries and employee benefits increased by $11.1 million between periods, primarily due to a higher average employee headcount throughout 2012 as compared to 2011. During 2011, headcount increased from 710 at January 1, 2011 to 1,036 at December 31, 2011 as we increased our workforce to build the initial phase of America's Natural Gas Highway and to prepare for our anticipated business growth. During 2012, our headcount remained fairly constant with 1,038 employees at December 31, 2012. We experienced a $9.5 million increase in consulting, employee recruiting, business insurance, rent and occupancy, research and development, software/hardware maintenance and office supplies expenses between periods. Our travel and entertainment expenses increased by $2.2 million between periods, primarily due to the increased travel of our sales team to support our continued business growth and to develop new customers in the heavy-duty trucking market. Our bad debt expense increased $1.0 million between periods principally related to our vehicle financing activities. Also contributing to the increase between periods was an increase in stock based compensation expense of $8.6 million. These increases were offset by $1.3 million in additional gains in 2012 related to a decrease in the estimated fair value of the IMW contingent consideration liability between periods.

        Depreciation and amortization.    Depreciation and amortization increased by $5.9 million to $36.3 million in the year ended December 31, 2012, from $30.4 million in the year ended December 31, 2011. This increase was primarily due to additional depreciation expense in 2012 related to increased property and equipment balances between periods, primarily related to our expanded station network, including our build-out efforts of America's Natural Gas Highway. In addition, our amortization expense in 2012 includes increased amortization expense related to our ServoTech acquisition that we completed on April 30, 2012.

        Interest expense, net.    Interest expense, net, increased by $6.5 million to $16.1 million for the year ended December 31, 2012, from $9.6 million for the year ended December 31, 2011. This increase was primarily the result of an increase in interest expense due to the $200 million of convertible notes we issued in July and August of 2011 that had a full year of interest expense in 2012, and the additional $50 million convertible note we issued to Chesapeake in July 2012. (see note 9 to the consolidated financial statements for a full description of our outstanding debt).

        Other income (expense), net.    Other income (expense), net, increased by $1.8 million to $1.2 million of income for the year ended December 31, 2012, compared to expense of $0.6 million for the year ended December 31, 2011. This increase was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes (see note 9 to the consolidated financial statements).

        Impairment of cost method investment.    During the fourth quarter of 2012, we determined there was a decrease in value of our cost method investment in The Vehicle Production Group, LLC that was other than temporary and accordingly recognized an impairment charge for the full value of our investment of $14.5 million.

        Income (loss) from equity method investment.    During 2012, we recorded $0.3 million of equity in the income of our 49% interest in our Peruvian joint venture, compared to $0.6 million in 2011.

        Loss (income) of noncontrolling interest.    During the years ended December 31, 2012 and 2011, we recorded $0.4 million and $0.2 million, respectively, for the noncontrolling interest in the net income of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Liquidity and Capital Resources

        We require cash to fund our operating expenses and working capital requirements, including outlays for the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in RNG production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital for our expansion. Our principal sources of liquidity are cash on hand and cash provided by financing activities.

Liquidity

        Cash used in operating activities was $19.8 million in 2012, compared to $27.1 million in 2011. The improvement in operating cash flow resulted primarily from changes in certain operating assets and liabilities. The net change was primarily driven by a reduction in prepaids and other assets, which was the result of the completion and sale of various construction projects in 2012 that were started in 2011, and our effort to maintain inventory levels during 2012 after increasing inventory levels in 2011 in anticipation of increased demand. The improvements in operating cash flow were offset by increased selling, general and administrative expenses and interest charges in 2012.

        Cash used in investing activities was $163.9 million in 2012, compared to $165.9 million in 2011. We purchased property and equipment for $192.9 million in 2012, which is an increase of $126.2 million from $66.7 million paid to purchase property and equipment in 2011. This increase is primarily related to our increased efforts in building the first phase of America's Natural Gas Highway during 2012. During 2011, our restricted cash increased by $57.1 million, primarily related to the closing of the DCEMB bond offering and the issuance of the first of three CHK Notes (as defined below) to Chesapeake during the period. During 2012, our restricted cash balances decreased by $37.9 million as we spent the majority of the 2011 restricted funds on various construction projects and a significant amount of the additional restricted funds we received in 2012 (primarily the second CHK Note) during the period on building America's Natural Gas Highway. We made additional investments in The Vehicle Production Group, LLC ("VPG"), a company producing a CNG taxi and a paratransit vehicle, during 2012 totaling $1.4 million, compared to $2.9 million during 2011. In 2011, we also invested $1.2 million in ServoTech and $0.6 million in our joint venture in Peru, and we also purchased Weaver Electric, Inc. for $1.0 million. The loans we made to our customers to assist them in purchasing natural gas vehicles increased to $10.5 million during 2012, up from $5.6 million in the prior year. During 2012 and 2011, we also collected on and sold $8.3 million and $2.5 million, respectively, of loans previously made to our customers. Additionally, we purchased a net amount of $5.6 million of short-term investments during 2012, compared to a net purchase of $33.3 million during 2011.

        Cash provided by financing activities in 2012 was $53.6 million, compared to $377.8 million in 2011. In 2011, we raised $200.0 million from convertible debt securities that closed in July and August of 2011, and we raised $40.2 million from the DCEMB bond offering to fund the expansion of the landfill gas processing facility owned by DCEMB that closed on March 31, 2011. In 2012, we raised $50.0 million of convertible debt securities. In 2011 we paid $3.1 million of debt issuance costs related to the DCEMB bond offering. In 2011, we received $150.0 million in proceeds from Boone Pickens and other third-party investors when they exercised $150.0 million of warrants. In addition, there was an increase of $7.5 million in net proceeds that we received from the exercise of employee stock options between years. We also experienced a decrease of $7.0 million in repayment of capital lease obligations and debt instruments in 2012, primarily due to the fact that we paid off our Facility B loan on March 31, 2011 (see note 9 to our financial statements contained elsewhere herein).

        Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of any outstanding indebtedness and the interest we are obligated to pay on this indebtedness, our capital expenditure requirements (which consist primarily of station construction, LNG plant construction costs, RNG plant construction costs and the purchase of LNG tanker trailers and equipment) and any merger or acquisition activity.

Sources of Cash

        Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. At December 31, we had total cash and cash equivalents of $108.5 million, compared to $238.1 million at December 31, 2011.

        On July 11, 2011, we entered into a loan agreement with Chesapeake, an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from us up to $150.0 million aggregate principal amount of debt securities for the development, construction and operation of LNG stations pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50.0 million (collectively the "CHK Notes"). Chesapeake Energy Corporation guaranteed Chesapeake's commitment to purchase the CHK Notes under the loan agreement. The first $50 million convertible promissory note was issued on July 11, 2011, the second note was issued on July 10, 2012, and the third note is expected to be issued in June 2013.

        On August 30, 2011, we issued $150.0 million aggregate principal amount of debt securities to three institutional investors.

        On December 27, 2011, we received aggregate net proceeds of $150.0 million from the exercise of warrants by Boone Pickens and certain third party investors.

        On November 7, 2012, we, through two wholly owned subsidiaries (the "Borrowers"), entered into a credit agreement with GE. Pursuant to the credit agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG production facilities, each with an expected production capacity of approximately 250,000 LNG gallons per day.

Capital Expenditures

        Our business plan calls for approximately $186.2 million in capital expenditures in 2013, primarily related to construction of new fueling stations, including stations along ANGH, construction and expansion of our LNG plants, expansion and construction of landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce the ability of our business to grow and generate increased revenues.

Contractual Obligations

        The following represents the scheduled maturities of our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and capital lease obligations(a)	$421,367	$51,798	$59,904	$177,725	$131,940
Operating lease commitments(b)	37,899	5,617	10,628	9,698	11,956
"Take or pay" LNG purchase contracts(c)	17,925	5,153	7,165	5,607	—
Construction contracts(d)	107,746	107,746	—	—	—
DCEMB electricity contract(e)	4,796	1,647	3,149	—	—

Total	$589,733	$171,961	$80,846	$193,030	$143,896

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

(d)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2012, and excluding contractual commitments related to station sales contracts.

(e)
Consists of our obligations to purchase electricity at our RNG plant at the McCommas Bluff landfill in Dallas, Texas.

Off-Balance Sheet Arrangements

        At December 31, 2012, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition.

  •
  outstanding surety bonds for construction contracts and general corporate purposes totaling $53.8 million,

  •
  two take-or-pay contracts for the purchase of LNG,

  •
  operating leases where we are the lessee,

  •
  operating leases where we are the lessor and owner of the equipment, and

  •
  firm commitments to sell CNG and LNG at fixed prices.

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

        Natural gas costs represented 22% (or 32% excluding BAF, IMW and Northstar) of our cost of sales for 2011 and 16% (or 21% excluding BAF, IMW and Northstar) for 2012.

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

        We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we hold as of December 31, 2012 to hedge the fixed price component of certain supply contracts. If the price of natural gas were to fluctuate (increase or decrease) by 10% from the price quoted on NYMEX on December 31, 2012 ($3.71 per Mcf), we could expect a corresponding fluctuation in the value of the contracts of approximately $0.05 million.

        Foreign exchange rate risk.    Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries' functional currency do impact earnings and resulted in approximately $0.7 million of gains in 2012. During 2012, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar which were not hedged.

        We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of December 31, 2012, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.1 million.

Quarterly Results of Operations

        The following table sets forth the Company's quarterly consolidated statements of operations data for the eight quarters ended December 31, 2012. The information for each quarter is unaudited and the Company has prepared them on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with the Company's consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The results of operations for any one quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (Unaudited)
(In thousands, except share data)

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue:
Product revenues	$58,532	$61,523	$64,237	$75,991
Service revenues	6,809	7,590	7,845	10,190

Total revenues	65,341	69,113	72,082	86,181
Operating expenses:
Cost of sales:
Product cost of sales	43,850	46,888	48,853	61,317
Service cost of sales	3,154	3,536	3,901	5,185
Derivative (gains) losses:
Series I warrant valuation	3,300	(4,835)	(1,524)	404
Selling, general and administrative	18,030	21,653	20,140	27,027
Depreciation and amortization	7,210	7,632	7,554	8,010

Total operating expenses	75,544	74,874	78,924	101,943

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating loss	(10,203)	(5,761)	(6,842)	(15,762)
Interest expense, net	(820)	(1,506)	(3,194)	(4,096)
Other income (expense), net	601	187	(2,450)	1,051
Income from equity method investments	211	164	99	163

Loss before income taxes	(10,211)	(6,916)	(12,387)	(18,644)
Income tax (expense) benefit	735	1,177	960	(2,169)

Net loss	(9,476)	(5,739)	(11,427)	(20,813)
Loss (income) of noncontrolling interest	(277)	120	73	(94)

Net loss attributable to Clean Energy Fuels Corp.	$(9,753)	$(5,619)	$(11,354)	$(20,907)

Basic loss per share	$(0.14)	$(0.08)	$(0.16)	$(0.29)

Fully diluted loss per share	$(0.14)	$(0.08)	$(0.16)	$(0.29)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue:
Product revenues	$65,776	$57,705	$82,720	$87,576
Service revenues	7,858	12,137	8,739	11,497

Total revenues	73,634	69,842	91,459	99,073
Operating expenses:
Cost of sales:
Product cost of sales	51,902	43,691	67,392	73,486
Service cost of sales	3,984	4,839	3,839	4,551
Derivative (gains) losses:
Series I warrant valuation	13,506	(8,899)	(5,692)	(2,306)
Selling, general and administrative	24,850	27,916	30,557	34,653
Depreciation and amortization	8,144	8,907	9,047	10,163

Total operating expenses	102,386	76,454	105,143	120,547

Operating loss	(28,752)	(6,612)	(13,684)	(21,474)
Interest expense, net	(3,702)	(3,321)	(4,314)	(4,732)
Other income (expense), net	841	(1,177)	1,914	(342)
Impairment of cost method investment	—	—	—	(14,544)
Income from equity method investments	91	72	152	16

Loss before income taxes	(31,522)	(11,038)	(15,932)	(41,076)
Income tax expense	(246)	(172)	(277)	(599)

Net loss	(31,768)	(11,210)	(16,209)	(41,675)
Income of noncontrolling interest	(137)	(84)	(112)	(60)

Net loss attributable to Clean Energy Fuels Corp.	$(31,905)	$(11,294)	$(16,321)	$(41,735)

Basic loss per share	$(0.37)	$(0.13)	$(0.19)	$(0.46)

Fully diluted loss per share	$(0.37)	$(0.13)	$(0.19)	$(0.46)

Item 8.    Financial Statements and Supplementary Data.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clean Energy Fuels Corp.:

        We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. (the Company) and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Fuels Corp. and subsidiaries as of December 31, 2011 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein. Also, in our opinion, Clean Energy Fuels Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California
February 28, 2013

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$238,125	$108,522
Restricted cash	4,792	8,445
Short-term investments	33,329	38,175
Accounts receivable, net of allowance for doubtful accounts of $712 and $905 as of December 31, 2011 and December 31, 2012, respectively	56,455	57,594
Other receivables	19,601	17,808
Inventory, net	35,287	38,152
Prepaid expenses and other current assets	22,252	16,002

Total current assets	409,841	284,698
Land, property and equipment, net	257,463	428,177
Restricted cash	54,804	13,208
Notes receivable and other long-term assets	16,650	71,389
Investments in other entities	16,459	2,581
Goodwill	73,741	75,865
Intangible assets, net	102,103	99,282

Total assets	$931,061	$975,200

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,925	$30,389
Accounts payable	36,668	39,216
Accrued liabilities	28,255	30,794
Deferred revenue	9,621	13,521

Total current liabilities	97,469	113,920
Long-term debt and capital lease obligations, less current portion	266,497	300,636
Other long-term liabilities	22,687	14,014

Total liabilities	386,653	428,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 85,433,258 shares and 87,634,478 shares at December 31, 2011 and December 31, 2012, respectively	9	9
Additional paid-in capital	741,650	837,367
Accumulated deficit	(199,559)	(300,814)
Accumulated other comprehensive loss	(1,216)	6,151

Total Clean Energy Fuels Corp. stockholders' equity	540,884	542,713
Noncontrolling interest in subsidiary	3,524	3,917

Total stockholders' equity	544,408	546,630

Total liabilities and stockholders' equity	$931,061	$975,200

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2010	2011	2012
Revenue:
Product revenues	$189,836	$260,283	$293,777
Service revenues	21,998	32,434	40,231

Total revenue	211,834	292,717	334,008
Operating expenses:
Cost of sales:
Product cost of sales	132,911	200,908	236,471
Service cost of sales	8,978	15,776	17,213
Derivative gains:
Series I warrant valuation	(10,278)	(2,655)	(3,391)
Selling, general and administrative	63,258	86,850	117,976
Depreciation and amortization	22,487	30,406	36,261

Total operating expenses	217,356	331,285	404,530

Operating loss	(5,522)	(38,568)	(70,522)
Interest expense, net	(1,194)	(9,616)	(16,069)
Other income (expense), net	2,080	(611)	1,236
Impairment of cost method investment	—	—	(14,544)
Income from equity method investments	427	637	331

Loss before income taxes	(4,209)	(48,158)	(99,568)
Income tax (expense) benefit	1,436	703	(1,294)

Net loss	(2,773)	(47,455)	(100,862)
Loss (income) of noncontrolling interest	257	(178)	(393)

Net loss attributable to Clean Energy Fuels Corp.	$(2,516)	$(47,633)	$(101,255)

Loss per share:
Basic and diluted	$(0.04)	$(0.68)	$(1.16)

Weighted average common shares outstanding:
Basic and diluted	62,549,311	70,415,431	87,455,073

See accompanying notes to consolidated financial statements.

 CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2010			Year Ended December 31, 2011			Year Ended December 31, 2012
	Clean Energy Fuels Corp	Noncontrolling Interest	Total	Clean Energy Fuels Corp	Noncontrolling Interest	Total	Clean Energy Fuels Corp	Noncontrolling Interest	Total
Net income (loss)	$(2,516)	$(257)	$(2,773)	$(47,633)	$178	$(47,455)	$(101,255)	$393	$(100,862)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,778)	—	(1,778)	2,101	—	2,101	4,030	—	4,030
Foreign currency adjustments on intra-entity long-term investments	—	—	—	(1,286)	—	(1,286)	1,218	—	1,218
Unrealized losses on available-for sale securities	—	—	—	(126)	—	(126)	(32)	—	(32)
Unrecognized gains (losses) on derivatives	(4,231)	—	(4,231)	2,091	—	2,091	2,151	—	2,151

Total other comprehensive income (loss), net of tax	(6,009)	—	(6,009)	2,780	—	2,780	7,367	—	7,367

Comprehensive income (loss)	$(8,525)	$(257)	$(8,782)	$(44,853)	$178	$(44,675)	$(93,888)	$393	$(93,495)

See accompanying notes to consolidated financial statements.

 CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock
			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	59,840,151	$6	$424,581	$(149,410)	$2,013	$3,186	$280,376
Issuance of common stock upon exercise of options	1,118,827	—	11,049	—	—	—	11,049
Issuance of common stock, net of offering costs	3,450,000	—	42,562	—	—	—	42,562
Issuance of common stock upon exercise of Series I warrants	1,183,712	—	17,152	—	—	—	17,152
Issuance of common stock upon business combinations	4,017,408	1	61,938	—	—	—	61,939
Stock-based compensation	—	—	11,920	—	—	—	11,920
Net loss	—	—	—	(2,516)	—	(257)	(2,773)
Unrealized loss on futures contracts	—	—	—	—	(4,231)	—	(4,231)
Foreign currency translation adjustment	—	—	—	—	(1,778)	—	(1,778)

Balance, December 31, 2010	69,610,098	7	569,202	(151,926)	(3,996)	2,929	416,216
Issuance of common stock upon exercise of options	221,234	—	1,477	—	—	—	1,477
Issuance of common stock, net of offering costs	601,926	—	7,500	—	—	—	7,500
Issuance of common stock upon exercise of Boone Pickens warrants	15,000,000	2	149,998	—	—	—	150,000
Stock-based compensation	—	—	13,473	—	—	—	13,473
Non-controlling interest contribution	—	—	—	—	—	417	417
Net loss	—	—	—	(47,633)	—	178	(47,455)
Unrealized gain on futures contracts	—	—	—	—	2,091	—	2,091
Unrealized loss on short-term investments available for sale	—	—	—	—	(126)	—	(126)
Foreign currency translation adjustment	—	—	—	—	815	—	815

Balance, December 31, 2011	85,433,258	9	741,650	(199,559)	(1,216)	3,524	544,408
Issuance of common stock upon exercise of options	1,568,480	—	8,969	—	—	—	8,969
Issuance of common stock, net of offering costs	632,740	—	8,503	—	—	—	8,503
Issuance of warrants in connection with the GE Credit Agreement	—	—	56,158	—	—	—	56,158
Stock-based compensation	—	—	22,087	—	—	—	22,087
Net loss	—	—	—	(101,255)	—	393	(100,862)
Unrealized gain on futures contracts	—	—	—	—	2,151	—	2,151
Unrealized loss on short-term investments available for sale	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustment	—	—	—	—	5,248	—	5,248

Balance, December 31, 2012	87,634,478	$9	$837,367	$(300,814)	$6,151	$3,917	$546,630

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net loss	$(2,773)	$(47,455)	$(100,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,487	30,406	36,261
Asset impairments	2,248	—	14,544
Provision for doubtful accounts and notes	264	344	1,358
Loss on disposal of assets	181	—	—
Derivative gain	(10,278)	(2,655)	(3,391)
Stock-based compensation expense	11,920	13,473	22,087
Amortization of debt issuance cost	—	339	551
Accretion of notes payable	1,118	2,731	2,016
Gain on contingent consideration for acquisitions	(1,184)	(2,828)	(4,112)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(32,679)	(137)	1,832
Inventory	(4,882)	(14,782)	(1,879)
Margin deposits on futures contracts	(3,706)	2,981	3,000
Prepaid expenses and other assets	(851)	(14,709)	4,201
Accounts payable	(503)	324	(328)
Accrued expenses and other	7,935	4,832	4,966

Net cash used in operating activities	(10,703)	(27,136)	(19,756)
Cash flows from investing activities:
Purchases of short-term investments	—	(33,329)	(55,062)
Maturities of short-term investments	—	—	49,504
Purchases of property and equipment	(40,828)	(66,687)	(192,894)
Proceeds from sale of property and equipment	282	—	—
Loans made to customers	(4,555)	(5,591)	(10,521)
Payments on and proceeds from sales of loans receivable	3,934	2,508	8,251
Acquisitions, net of cash acquired	(20,473)	(1,000)	269
Investments in other entities	(427)	(4,712)	(1,437)
Restricted cash	—	(57,096)	37,943

Net cash used in investing activities	(62,067)	(165,907)	(163,947)
Cash flows from financing activities:
Proceeds from minority interest DCE equity contribution	—	417	—
Proceeds from exercise of warrants	11,537	150,000	—
Proceeds from issuance of common stock	42,562	—	—
Proceeds from the exercise of stock options	11,049	1,477	8,969
Proceeds from debt instruments	200	244,455	50,612
Proceeds from revolving line of credit	12,665	53,595	39,164
Repayment of borrowing under revolving line of credit	(14,348)	(49,589)	(34,735)
Repayment of capital lease obligations and debt instruments	(1,050)	(17,079)	(10,040)
Contingent consideration paid relating to business acquisitions	—	(2,394)	(350)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Payment for debt issuance costs	—	(3,054)	—

Net cash provided by financing activities	62,615	377,828	53,620
Effect of exchange rates on cash and cash equivalents	(1,738)	(1,854)	480

Net increase (decrease) in cash and cash equivalents	(11,893)	182,931	(129,603)
Cash and cash equivalents, beginning of year	67,087	55,194	238,125

Cash and cash equivalents, end of year	$55,194	$238,125	$108,522

Supplemental disclosure of cash flow information:
Income taxes paid	$222	$783	$1,160

Interest paid, net of $434, $1,352, and $6,304 capitalized, respectively	$2,251	$6,744	$13,994

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

        Clean Energy has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse and public transit. The Company, builds, operates, maintains or supplies approximately 348 natural gas fueling locations in thirty-two states within the United States, and in British Columbia and Ontario within Canada. The Company also generates revenue through operation and maintenance ("O&M") agreements with certain customers, through building and selling or leasing natural gas fueling stations to its customers, through manufacturing and servicing natural gas fueling compressors and related equipment, providing natural gas vehicle conversions, providing design and engineering services for natural gas engine systems, processing and selling renewable natural gas ("RNG"), and through financing its customers' vehicle purchases and selling tradable credits the Company generates by selling natural gas and RNG as a vehicle fuel, including credits ("LCFS Credits") under the California low carbon fuel standard.

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

        Inventories consisted of the following as of December 31, 2011 and 2012:

	2011	2012
Raw materials and spare parts	$30,177	$30,137
Work in process	2,310	5,835
Finished goods	2,800	2,180

Total	$35,287	$38,152

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are twenty years for LNG liquefaction plant assets, ten years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $831, $3,090, and $5,908 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

        During the fourth quarter of 2010, the Company's majority-owned subsidiary, Dallas Clean Energy, LLC ("DCE"), recorded an impairment charge of $717 related to equipment that was replaced as part of its expansion of the McCommas Bluff landfill in Dallas, Texas.

Goodwill and Intangible Assets

        Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized. In 2011, the Company changed its annual impairment testing to October 1 of each year. Beginning on October 1, 2011, the Company performed its test for

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

Goodwill impairment under the amended guidance issued by the FASB in Accounting Standards Update ("ASU") 2011-08, Testing for Goodwill Impairment, issued in September 2011, which the Company chose to early adopt, effective October 1, 2011. Under the amended requirements of ASU 2011-08, an entity is not required to quantitatively determine a reporting unit's fair value, if it concludes, based upon a qualitative assessment, that it is not more likely than not that the reporting unit's fair value is less than its carrying amount. A qualitative assessment is an option available on an individual reporting unit basis and is an unconditional alternative to Step 1 of the goodwill impairment test. A reporting entity can choose to perform either Step 1 or a qualitative assessment in subsequent reporting periods. If the Company does conduct a Step 1 test, the Company looks at its projected future cash flows and its market capitalization for its respective operations. In these instances, to the extent the Company's projected future cash flows do not materialize as planned or its market capitalization decreases, the Company could be forced to take an impairment charge in future periods.

        Beginning on October 1, 2012, the Company performed its test for indefinite-lived intangible assets impairment under the amended guidance issued by the FASB in ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, issued in July 2012, which the Company chose to early adopt, effective October 1, 2012. The amended requirements of ASU 2012-02 provided a similar framework for testing indefinite-lived intangible assets for impairment as the ASU 2011-08 does for testing goodwill for impairment.

        There were no impairment charges for goodwill or indefinite-lived intangible asset resulting from the October 1, 2011 or 2012 impairment testing, and no events have occurred subsequent to October 1, 2012 which indicates impairment may have occurred.

        Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are two to 20 years for technology, one to 16 years for lease agreements, one to eight years for customer relationships, one to 10 years for acquired contracts, two to 20 years for trademarks and trade names, and three years for non-compete agreements. The intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

        During the fourth quarter of 2010, as a result of losing a competitive bid to a customer, the Company recorded an impairment charge of $1,531 related to an intangible asset. The Company's intangible assets as of December 31, 2011 and 2012 were as follows:

	2011	2012
Technology	$56,026	$57,595
Lease agreements	21,045	21,645
Customer relationships	21,590	23,334
Acquired contracts	13,075	13,075
Trademark and tradenames	7,400	7,400
Non-compete agreements	2,126	2,126

Total intangible assets	121,262	125,175
Less accumulated amortization	(19,757)	(30,632)
Foreign currency rate change	598	4,739

Net intangible assets	$102,103	$99,282

        Included above is a trademark of indefinite useful life with carrying value of $1,200 as of December 31, 2011 and 2012, respectively.

        Amortization expense for intangible assets was $5,915, $10,071, and $10,875 for the years ended December 31, 2010, 2011 and 2012, respectively. Estimated amortization expense for the five years succeeding the year ended December 31, 2012 is approximately $9,217, $8,838, $8,586, $8,504 and $7,733, respectively.

Warranty Liability

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its applicable warranty. Changes in the warranty liability are presented in the following table:

	December 31, 2011	December 31, 2012
Warranty liability at beginning of year	$2,338	$3,130
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	3,208	3,733
Service obligations honored	(2,416)	(4,198)

Warranty liability at end of year	$3,130	$2,665

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

        The following table summarizes the activity of the asset retirement obligation, of which $964 and $1,215 is included in other long-term liabilities, with the remaining current portion included in accrued liabilities, as of December 31, 2011 and 2012, respectively:

	2011	2012
Beginning balance	$1,128	$1,179
Liabilities incurred	8	74
Liabilities settled	(3)	—
Accretion expense	46	60

Ending balance	$1,179	$1,313

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

        In certain transactions with Clean Energy customers, the Company agrees to provide multiple products or services, including construction of a station, providing O&M to the station, and sale of fuel to the customer. The Company evaluates the separability of revenues based on FASB authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements. In 2010, the Company elected to apply newly issued FASB authoritative guidance that allows it to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the contract elements. If the arrangement contains a lease, the Company uses the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from the Company's stand alone projects. The revenue allocated to the construction of the station is recognized using the completed-contract method. The revenue allocated to the O&M and sale of fuel is recognized ratably over the term of the arrangement.

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

        The Company typically recognizes revenue on fueling station construction projects where it sells the station to the customer using the completed-contract method because the projects are short-term and the results of operations reported on the completed-contract basis would not vary materially from those resulting from the use of the percentage-of-completion method. The construction contract is considered to be substantially completed at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities begin. When applicable, multi-station construction contracts are segmented into phases as negotiated with customers. Gross margin related to each phase is recognized at its substantial completion. IMW Industries, Ltd. ("IMW") and Wyoming Northstar Incorporated, Southstar, LLC, and M&S Rental LLC (collectively "Northstar") use the percentage-of-completion method of accounting to recognize revenue because their projects are small and they have been able to demonstrate that they can reasonably estimate costs to complete. In these circumstances, revenue is recognized based on costs incurred in relation to total estimated costs to be incurred for a project.

        The Company recognizes revenue on RNG sales and vehicle sales when it transfers title of the gas or vehicle to its customer.

Volumetric Excise Tax Credits ("VETC")

        The Company records its VETC credits as revenue as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the years ended December 31, 2010 and 2011 were $16,042, and $17,889, respectively. During 2010, the legislation providing for VETC was reinstated in the fourth quarter of 2010 and made retroactive to January 1, 2010. The VETC legislation expired on December 31, 2011, but was made retroactive to January 1, 2012 and extended to December 31, 2013 in January 2013 (see note 19). Such credits for 2012 will be recognized in the first quarter of 2013.

LNG Transportation Costs

        The Company records the costs incurred to transport LNG to its customers in the line item cost of sales in the accompanying statements of operations.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to $1,260, $1,559, and $1,340 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Foreign Currency Translation

        In accordance with FASB authoritative guidance, the Company uses the local currency as the functional currency of its foreign subsidiary. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign currency translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders' equity.

        Foreign currency transactions occur when there is a transaction denominated in other than the respective entity's functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the fiscal years ended December 31, 2010, 2011 and 2012, foreign exchange transaction gains and (losses) were included in other income (expense) and were $1,902, $(596), and $678, respectively.

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

Net Loss Per Share

        Basic net loss per share is computed by dividing net loss attributable to Clean Energy by the weighted-average number of common shares and common shares issuable for little or no cash consideration outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to Clean Energy by the weighted-average number of common shares and common shares issuable for little or no cash consideration outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and warrants, in 2011 and 2012, convertible notes, and in 2012, restricted stock units. The dilutive effect of stock options and warrants is computed under the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive. In 2012, 5,000,000 shares

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

of common stock related to the GE Warrant were included in the basic and dilutive net loss per share calculation.

        The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive:

	2010	2011	2012
Stock options	10,433,551	10,683,303	12,083,677
Warrants	17,130,682	2,130,682	2,130,682
Convertibles notes	—	13,164,557	16,262,226
Restricted stock units	—	—	1,545,000

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

        The Company's futures contracts at December 31, 2012 are being accounted for as cash flow hedges and are being used to mitigate the Company's exposure to changes in the price of natural gas and not for speculative purposes. At December 31, 2012, all of the Company's futures contracts qualified for hedge accounting.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended December 31, 2010, 2011, and 2012 was primarily comprised of the Company's foreign currency translation adjustments and unrealized gains (losses) on futures contracts.

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

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

        On January 1, 2012, the Company adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see note 18), the adoption of these changes had no impact on the consolidated financial statements.

        On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the consolidated financial statements.

        On October 1, 2012, the Company early adopted ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The new guidance allows an entity the option to first assess qualitative factors to

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired. The adoption of these changes had no impact on the consolidated financial statements.

        On October 1, 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments represent changes to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice. The Company does not expect the adoption of these changes to have a material impact on its consolidated financial statements.

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

        In connection with the closing of the Company's acquisition of IMW, a subsidiary of the Company (the "Acquisition Subsidiary") paid an upfront cash payment of $15,034 and issued 4,017,408 shares of the Company's common stock at closing to IMW's shareholder. The issued shares were registered and available for immediate resale by the IMW shareholder. An additional $288 was paid by the Acquisition Subsidiary when the Chinese regulatory authorities subsequently approved the transfer of IMW Compressors (Shanghai) Co. Ltd. to the Acquisition Subsidiary. The Acquisition Subsidiary also issued the following promissory notes, as amended on February 1, 2011, to the IMW shareholder (collectively, the "IMW Notes"): (i) a promissory note with a principal amount of $12,500 that was paid on January 31, 2011, (ii) a promissory note with a principal amount of CAD$5,000 and $7,500 that was paid in 2012, (iii) a promissory note with a principal amount of CAD$5,000 and $7,500 that was paid on February 7, 2013, and (iv) a promissory note with a principal amount of CAD$5,000 and $7,500 that is due and payable on January 31, 2014. The Company can pay $7,500 of each IMW Note in cash and/or shares of the Company's common stock (the exact combination of cash and/or stock to be determined at the Company's option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW.

        IMW's former shareholder may also receive additional contingent consideration based on future gross profits earned by IMW over the four year period following the acquisition. The additional contingent consideration is subject to achieving minimum gross profit targets and will be determined based on a sliding scale that increases at certain gross profit levels. During the four-year period during which these earn-out payments may be made, the former shareholder of IMW will receive between zero and 23% of the gross profit of IMW as additional consideration, up to a maximum of $40,000 in

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

the aggregate (which maximum would be payable if IMW achieves approximately $174,000 in gross profit over the four-year period during which these earn-out payments may be made). The IMW shareholder earned $235 for the first contingent consideration payment in 2011 and $350 for the second contingent consideration payment in 2012.

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

        Management allocated approximately $81,400 of the purchase price to the identifiable intangible assets related to technology, customer relationships, non-compete agreements, and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years. In addition, management allocated $45,049 to goodwill as part of the acquisition and recorded a contingent liability of $9,300 related to the additional contingent consideration described above. Under FASB authoritative guidance, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. As of December 31, 2012, the fair value of the contingent consideration was approximately $1,516.

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

Vehicle Conversion

        On October 1, 2009, the Company purchased all the outstanding shares of BAF Technologies, Inc. ("BAF") under a stock purchase agreement for a total purchase price of $11,567, consisting of cash of $4,717, forgiveness of debt of $3,790, and net liabilities assumed of $3,060. BAF shareholders earned additional consideration of $2,159 in 2011 because BAF had achieved certain gross profit targets in 2010. The BAF shareholders did not receive any additional consideration for 2011, which was the end of the contingent consideration period.

        The Company allocated approximately $10,660 of the purchase price to the identifiable intangible assets related to customer relationships, engine certifications and trademarks that were acquired with the acquisition. The fair values of the identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives of 1.5 to 8 years. In addition, the Company allocated $774 to goodwill as part of the acquisition.

        On February 25, 2011 (the "Closing Date"), the Company paid $1,200 for a 19.9% interest in ServoTech Engineering, Inc. ("ServoTech"), a company that provides, among other services, design and engineering services for natural gas fueling systems. In connection with the investment, the Company was granted an option to purchase the remaining 80.1% of ServoTech for $2,800 (the "Exercise Price") during the 15 month period following the Closing Date (the "Purchase Option"). On April 30, 2012, the Company exercised the Purchase Option, paid 50% of the Exercise Price, or $1,400, in cash on that date, and paid the remaining $1,400 of the Exercise Price in cash on October 31, 2012. Through April 30, 2012, the Company accounted for its interest in ServoTech using the equity method of accounting as the Company had the ability to exercise significant influence over ServoTech's operations.

        The Company accounted for this acquisition in accordance with the authoritative guidance for business combinations in stages. The Company re-measured its previously held equity interest in ServoTech at fair value as of April 30, 2012 (the acquisition date) resulting in no gain or loss, and recognized the assets acquired and the liabilities assumed, measured at their fair values, as of the date

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Acquisitions (Continued)

of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$2,655
Property & equipment	239
Identifiable intangible assets	3,913

Total assets acquired	6,807
Current liabilities assumed	(2,807)

Total purchase price	$4,000

        The Company identified intangible assets with estimated fair value of $3,913 related to certain customer contracts, the facility lease, and technology. The fair value of the identified intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from two to seven years.

        The results of ServoTech's operations have been included in the Company's consolidated financial statements since April 30, 2012. The historical results of ServoTech's operations were not material to the Company's financial position or historical results of operations.

(3) Restricted Cash

        The Company classifies restricted cash as a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012
Short-term restricted cash
Standby letters of credit	$1,237	$669
DCEMB bonds—current operating costs	3,555	7,776

Total short-term restricted cash	4,792	8,445
Chesapeake loan	40,322	12,256
DCEMB bonds—long-term plant expansion	14,482	952

Total restricted cash	$59,596	$21,653

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

cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2012 the Company believes its cost bases for its available-for-sale investments are properly recorded.

        Short-term investments as of December 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$19,703	$(114)	$19,589
Zero coupon bonds	712	—	712
Corporate bonds	3,040	(12)	3,028

Total available-for-sale securities	23,455	(126)	23,329
Certificate of deposits	10,000	—	10,000

Total short-term investments	$33,455	$(126)	$33,329

        Short-term investments as of December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$23,755	$(105)	$23,650
Corporate bonds	4,557	(53)	4,504

Total available-for-sale securities	28,312	(158)	28,154
Certificate of deposits	10,021	—	10,021

Total short-term investments	$38,333	$(158)	$38,175

(5) Other Receivables

        Other receivables at December 31, 2011 and 2012 consisted of the following:

	2011	2012
Loans to customers to finance vehicle purchases	$1,789	$4,151
Capital lease receivables	310	308
Accrued customer billings	5,860	6,934
Fuel tax credits	5,912	2,780
Other	5,730	3,635

	$19,601	$17,808

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Land, Property and Equipment

        Land, property and equipment at December 31, 2011 and 2012 are summarized as follows:

	2011	2012
Land	$1,198	$1,476
LNG liquefaction plants	93,109	93,384
RNG plants	21,005	23,582
Station equipment	118,613	158,447
LNG trailers	13,532	13,566
Other equipment	26,508	47,143
Construction in progress	66,256	198,916

	340,221	536,514
Less accumulated depreciation	(82,758)	(108,337)

	$257,463	$428,177

        Included in the land, property and equipment are capitalized software costs of $5,539 and $17,611 as of December 31, 2011 and December 31, 2012, respectively. The accumulated amortization on the capitalized software costs is $3,568 and $5,380 as of December 31, 2011 and December 31, 2012, respectively. The Company recorded $498, $1,635, and $1,812 of amortization expense related to the capitalized software costs in 2010, 2011 and 2012, respectively.

        As of December 31, 2011 and 2012, $9,211 and $12,087 are included in accounts payable balances, respectively, which are related to purchases of property and equipment. These amounts are excluded from the consolidated statements of cash flows as they are non-cash investing activities.

(7) Investment in Other Entities

        The Company invested in The Vehicle Production Group LLC ("VPG"), a company that developed a natural gas vehicle made in the United States for taxi and paratransit use. The Company has accounted for its investment in VPG under the cost method of accounting as the Company has not had the ability to exercise significant influence over VPG's operations. Through June 2012, the Company invested an additional $1,437 in VPG. In the fourth quarter of 2012, the Company determined there was a decrease in value of its cost method investment in VPG that was other than temporary and accordingly recognized an impairment charge for the full value of its investment of $14,544.

        The Company has invested in Clean Energy del Peru ("Peru JV"), a joint venture in Lima, Peru that operates CNG stations. The Company accounts for its investment in Peru JV under the equity method of accounting as the Company has the ability to exercise significant influence over Peru JV's operations. At December 31, 2012, this investment had a balance of $2,581. The Company has agreed to sell its investment in Peru JV to its joint venture partner (see note 19).

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Accrued Liabilities

        Accrued liabilities at December 31, 2011 and 2012 consisted of the following:

	2011	2012
Salaries and wages	$5,088	$4,558
Accrued gas and equipment purchases	4,773	10,091
Derivative liability	2,259	112
Contingent consideration obligations	378	70
Accrued property and other taxes	3,043	4,483
Accrued professional fees	875	1,310
Accrued employee benefits	1,431	2,607
Accrued warranty liability	3,130	2,665
Other	7,278	4,898

	$28,255	$30,794

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

        All payments received by the Depository Bank will be placed into various accounts in accordance with the requirements of the Indenture and the Depository Agreement. The funds in these accounts will be used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the Depository Agreement. The Depository Bank will make payments out of these accounts in accordance with the requirements of the Depository Agreement. At the end of each month after all required account fundings have been fulfilled in accordance with the Depository Agreement, all remaining excess funds will be placed into a Surplus Account. The funds in the Surplus Account will be delivered to DCEMB so long as (i) DCEMB's Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB's Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined by the Indenture and the Loan Agreement, and (iv) after giving effect to the transfer, DCEMB's Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1,300. Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months from the Depository Bank for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current in the line item notes receivable and other long term assets. At December 31, 2012, $952 was recorded as long term restricted cash and $7,776 was recorded as short term restricted cash in the accompanying consolidated balance sheet.

        Pursuant to a Collateral Assignment and Consent Agreement with Atmos Pipeline—Texas ("Atmos"), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of the Company with Atmos.

        The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply. As of December 31, 2012, DCEMB was in compliance with all its debt covenants.

Purchase Notes

        In connection with the closing of the Company's acquisition of IMW, the Company agreed to make future payments consisting of four annual payments in the amount of $12,500 which were subsequently amended to be CAD$5,000 and $7,500. Each payment under the IMW Notes will consist of CAD$5,000 in cash and $7,500 in cash and/or shares of the Company's common stock (the exact combination of cash and/or stock to be determined at the Company's option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. In January 2011, the Company paid $5,000 in cash and $7,500 in shares of its common stock. The Company paid CAD$5,000 in cash in January 2012 and $3,750 in shares of its common stock in each of August 2012 and October 2012. The Company paid CAD$5,000 in cash and $7,500 in shares of its common stock in February 2013. The IMW Notes that were settled with shares of the Company's common stock are not included in the consolidated statements of cash flows as they are non-cash financing activities.

        In connection with the closing of the Company's acquisition of Northstar, the Company agreed to make future payments consisting of five annual payments in the amount of $700 each with the first payment due December 15, 2011. Each of the first two payments of $700 was paid in December 2011 and 2012, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

        In connection with the closing of the Company's acquisition of the natural gas fuel infrastructure construction business of Weaver Electric, Inc. on October 3, 2011, the Company paid $1,000 in cash and agreed to make four additional annual payments in the amount of $250 each with the first payment due October 3, 2012 (the "Weaver Notes"). In May 2012, the Company prepaid $125 of the October 2012 payment, and the remaining amount of such payment was paid in October 2012.

        In connection with the closing of the Company's acquisition of ServoTech on April 30, 2012, the Company paid $1,400 in cash at closing and paid an additional $1,400 in cash on October 31, 2012.

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

  (i)
  An operating line of credit with a limit of $13,000 in Canadian dollars ("CAD") to assist in financing the day-to-day working capital needs of IMW. The interest on amounts outstanding shall be payable at IMW's option at (a) HSBC's Prime Rate plus 1.00% per annum, (b) HSBC's U.S. Base Rate plus 1.00% per annum, or LIBOR plus 2.25% per annum, subject to availability.

  (ii)
  A demand revolving line of credit with a limit of CAD$2,000 bearing interest at the same rate as that of the operating line of credit discussed above, to assist in financing IMW's import requirements.

  (iii)
  A demand revolving bank guarantee and standby letter of credit line with a limit of CAD$1,115.

  (iv)
  A bank guarantee line with a limit of CAD$3,000, which allows IMW to provide guarantees and/or standby letters of credit to overseas suppliers or bid/performance deposits on contracts.

  (v)
  A forward exchange contract line with a limit of CAD$13,750 that allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at December 31, 2012).

  (vii)
  An operating line of credit with a limit of 5,000 Renminbi ("RMB") (CAD$789) bearing interest at the 6 month People's Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

  (viii)
  A 16,750 Bengali Taka (CAD$209) operating line of credit bearing interest at 14%.

  (ix)
  A 170,000 Columbian Peso (CAD$95) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 12%.

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

        The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including: 1) its ratio of debt to tangible net worth must be no greater than 3.75 to 1.0 from January 1, 2012 through March 31, 2012, and no greater than 3.5 to 1.0 from April 1, 2012 through June 30, 2012, and no greater than 3.0 to 1.0 on or after July 1, 2012, 2) it must maintain a tangible net worth of at least CAD$7,000 and 3) its ratio of current assets to current liabilities may not be less than 1.15 to 1.0 until March 31, 2012 or less than 1.25 to 1.0 on or after April 1, 2012. IMW was in compliance with the financial covenants as of December 31, 2012.

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

Chesapeake Notes

        On July 11, 2011, the Company entered into a Loan Agreement (the "CHK Agreement") with Chesapeake NG Ventures Corporation ("Chesapeake"), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities for the development, construction and operation of liquefied natural gas stations (the "CHK Financing") pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a "CHK Note" and collectively the "CHK Notes"). Chesapeake Energy Corporation guaranteed Chesapeake's commitment to purchase the CHK Notes under the CHK Agreement.

        The first CHK Note was issued on July 11, 2011, the second CHK Note was issued on July 10, 2012 and the Company expects to issue the third CHK Note on or about June 28, 2013. The CHK Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at Chesapeake's option into shares of the Company's common stock at a conversion price of $15.80 per share (the "CHK Conversion Price"). Subject to certain restrictions, the Company can force conversion of each CHK Note into shares of the Company's common stock if, following the second anniversary of the issuance of a CHK Note, the Company's shares of common stock trade at a 40% premium to the CHK Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each CHK Note is due and payable seven years following its issuance, and the Company may repay each CHK Note in shares of the Company's common stock or cash. The CHK Agreement restricts the use of the CHK Financing proceeds to financing the development, construction and operation of

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

liquefied natural gas stations and payment of certain related expenses. At December 31, 2012, approximately $12,256 of these funds were included in long term restricted cash as the Company anticipates primarily using the funds to build LNG fueling stations. The CHK Agreement also provides for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the CHK Notes to become, or to be declared, due and payable.

        In connection with the CHK Financing, the Company also entered into a Registration Rights Agreement, dated July 11, 2011, with Chesapeake (the "CHK Registration Rights Agreement") pursuant to which the Company agreed, subject to the terms and conditions of the CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company's common stock issuable upon conversion of the CHK Notes, and (ii) at the request of Chesapeake, to participate in one or more underwritten offerings of the Company's common stock issuable upon conversion of the CHK Notes. If the Company does not meet certain of its obligations under the CHK Registration Rights Agreement with respect to the registration of the Company's common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the CHK Note represented by the Company's common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met. As of December 31, 2012, the Company met its obligations under the CHK Registration Rights Agreement.

SLG Notes

        On August 24, 2011, the Company entered into Convertible Note Purchase Agreements (each, an "SLG Agreement" and collectively the "SLG Agreements") with each of Springleaf Investments Pte. Ltd., a wholly-owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly-owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a "Purchaser" and collectively, the "Purchasers"), whereby the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible notes due in August 2016 (each a "SLG Note" and collectively the "SLG Notes"). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte. LTD transferred $24,000 principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte Ltd.

        The SLG Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at each Purchaser's option into shares of the Company's common stock at a conversion price of $15.00 per share (the "SLG Conversion Price"). Subject to certain restrictions, the Company can force conversion of each SLG Note into shares of the Company's common stock if, following the second anniversary of the issuance of the SLG Notes, the Company's shares of common stock trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in shares of the Company's common stock or cash. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 shares of the Company's common stock. Such

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

conversion is not included in the consolidated statements of cash flows as it is a non-cash financing activity.

        In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the "SLG Registration Rights Agreements") pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company's common stock issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Company's common stock issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Company's common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Company's common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of December 31, 2012, the Company met its obligations under the SLG Registration Rights Agreement.

GE Loans

        On November 7, 2012, the Company, through two wholly owned subsidiaries (the "Borrowers"), entered into a financing arrangement with General Electric ("GE Credit Agreement"). Pursuant to the GE Credit Agreement, GE Capital agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG production facilities (individually a "Project" and together the "Projects"), each with an expected production capacity of approximately 250,000 LNG gallons per day. The Company expects to sell the LNG produced by the Projects through America's Natural Gas Highway, a nationwide network of LNG truck fueling stations, which the Company is building along major transportation corridors in the United States.

        The Borrowers' ability to obtain loans under the GE Credit Agreement (collectively, "Loans" and, with respect to each Project "Tranche A Loans" and "Tranche B Loans") for the Projects is subject to the satisfaction of certain conditions, including each of the (i) acquisition of title to, or leasehold interests in, the sites upon which the Projects will be constructed, (ii) receipt of all governmental approvals necessary in connection with the design, development, ownership, construction, installation, operation and maintenance of the Projects, (iii) commitment of all utility services necessary for the construction and operation of the Projects, and (iv) execution of an engineering, procurement and construction contract for each Project by the Company and GE Oil & Gas, Inc.

        The GE Credit Agreement further provides that (i) if initial Loans are not made prior to December 31, 2014, the GE Credit Agreement will automatically terminate, (ii) each Project must be completed by the earlier of (a) the date thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2016 (with respect to each Project, the "Date Certain"), (iii) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules ("Term Loans") on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the "Conversion Date"), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

repaid by the applicable Date Certain, (iv) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (v) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then- current LIBOR rate plus 7.00%, provided that for purposes of the GE Credit Agreement the then-current LIBOR rate will always be at least 1.00%. The GE Credit Agreement includes various customary covenants, including debt service coverage ratios, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of December 31, 2012, the Company has not drawn any money under the GE Credit Agreement and was in compliance with the financial covenants.

        The Loans are secured by (i) a first priority security interest in all of the Borrowers' assets, including the Projects, and (ii) a pledge of the Borrowers' outstanding ownership interests. In addition, the Company has executed a guaranty in favor of GE ("Guaranty"), pursuant to which the Company has guaranteed all of the Borrowers' obligations under the GE Credit Agreement, including repayment of all Loans.

        The Company and GE also entered an equity contribution agreement (the "EC Agreement") pursuant to which the Company agreed to pay at least 25% of the budgeted cost of the Projects and all additional costs that exceed such expected budgeted costs, in each case, in the form of equity contributions to the Borrowers ("Equity Contributions"). The EC Agreement also requires Clean Energy to provide, concurrent with GE's extension of the initial Loans under the GE Credit Agreement, letter(s) of credit in an amount equal to the Company's then-current unfunded Equity Contributions.

        Concurrently with the execution of the GE Credit Agreement, the Company issued to GE a warrant to purchase up to 5,000,000 shares of the Company's common stock (see note 11).

        Long-term debt at December 31, 2011 and 2012 consisted of the following:

	December 31, 2011	December 31, 2012
IMW Notes	$34,400	$23,983
Northstar future payments	2,388	1,848
DCEMB notes	585	585
DCEMB Revenue Bonds (non recourse to the Company)	39,400	38,700
CHK Notes	50,000	100,000
SLG Notes	150,000	149,000
Weaver Notes	872	680
IMW assumed debt	6,657	12,661
Capital lease obligations	5,120	3,568

Total debt and capital lease obligations	289,422	331,025
Less amounts due within one year and short-term borrowings	(22,925)	(30,389)

Total long-term debt and capital lease obligations	$266,497	$300,636

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

        The following is a summary of aggregate maturities of long-term debt for each of the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter
IMW Notes	$12,448	$11,535	$—	$—	$—	$—
Northstar future payments	662	617	569	—	—	—
DCEMB notes	585	—	—	—	—	—
DCEMB Revenue Bonds	2,200	2,415	2,540	2,675	2,830	26,040
CHK Notes	—	—	—	—	—	100,000
SLG Notes	—	—	—	149,000	—	—
Weaver Notes	241	227	212	—	—	—
IMW assumed debt	12,361	300	—	—	—	—
Capital lease obligations	1,892	1,157	395	34	35	55

Total	$30,389	$16,251	$3,716	$151,709	$2,865	$126,095

(10) Derivative Transactions

        The Company marks to market its open futures positions at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the consolidated statements of operations or in accumulated other comprehensive income in the consolidated balance sheets in accordance with the applicable accounting guidance. In the years ended December 31, 2010, 2011, and 2012, the Company recorded unrealized (gains) losses of 4,231, ($2,091), and $(2,151) in other comprehensive income (loss) related to its futures contracts. Of the Company's net futures contracts liability of $107 at December 31, 2012, $5 was recorded as an asset in prepaid expenses and other current assets and a liability of $112 was recorded in accrued liabilities in the Company's consolidated balance sheet as of December 31, 2012. Of the $2,355 liability for the Company's futures contracts at December 31, 2011, $2,259 is included in accrued liabilities for the short-term amount, and $96 is included in other long-term liabilities for the long-term amount in the Company's consolidated balance sheet as of December 31, 2011. The Company's ineffectiveness related to its futures contracts in the years ended December 31, 2011 and 2012 was insignificant. During the years ended December 31, 2010, 2011 and 2012, the Company recognized a loss of $1,781, $3,332 and $2,370, respectively, in cost of sales in the accompanying consolidated statement of operations related to its futures contracts that were settled during the respective years. These amounts were reclassified from accumulated other comprehensive income (loss). As of December 31, 2012, the remaining unrecognized loss of $107 is recorded as a component of accumulated other comprehensive income (loss). The Company expects to reclassify such unrecognized loss from accumulated other comprehensive income (loss) as cost of sales through June 30, 2013.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Derivative Transactions (Continued)

        The following table presents the notional amounts and weighted average fixed prices per gasoline gallon equivalent of the Company's natural gas futures contracts as of December 31, 2012:

	Gallons	Weighted Average Price Per Gasoline Gallon Equivalent
2013	1,140,000	$0.53

(11) Stockholders' Equity

Authorized Shares

        The Company's certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2012, the Company was authorized to issue 150,000,000 shares, of which 149,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

        The Company did not declare nor pay any dividends during the years ended December 31, 2010, 2011 or 2012.

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

        Concurrently with the execution of the GE Credit Agreement on November 7, 2012, the Company issued to GE a warrant (the "GE Warrant") to purchase up to an aggregate of five million shares of the Company's common stock, par value $0.0001 per share ("Shares"), at a price per share of $0.01. The Shares subject to the GE Warrant are exercisable pursuant to the following schedule: (i) 500,000 Shares are immediately exercisable, (ii) an additional 1,250,000 shares will become exercisable at the time that the first Tranche A Loan is made under the GE Credit Agreement, (iii) an additional 1,250,000 shares will become exercisable at the time that the first Tranche B Loan is made under the GE Credit Agreement, (iv) an additional 1,000,000 shares will become exercisable at the time that Tranche A Loans in aggregate principal amount of at least $15,000 have been made under the GE Credit Agreement, and (v) the remaining 1,000,000 Shares will become exercisable at the time that Tranche B Loans in aggregate principal amount of at least $15,000 have been made under the GE Credit Agreement; provided, however, that if no Loans are made as contemplated by (ii) through (v) above pursuant to the GE Credit Agreement, an additional 500,000 Shares will be exercisable. The GE Warrant terminates on November 7, 2022. During the exercise period, if the Company issues or sells any shares other than exempted securities (as defined in the GE Warrant) for a price per share less than a price equal to 80% of the market price on the day of such issue or sale (the foregoing a "Dilutive Issuance"), then immediately after such Dilutive Issuance the number of shares then purchasable shall be increased on a proportionate basis by a formula set forth in the GE Warrant.

        In connection with the GE Warrant, on November 7, 2012, the Company and GE entered into a warrant agreement (the "GE Warrant Agreement") and a registration rights agreement (the "GE Registration Rights Agreement"). Pursuant to the GE Registration Rights Agreement, the Company agreed, subject to the terms and conditions of that agreement, to (i) file with the Securities and

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

Exchange Commission one or more registration statements relating to the resale of Shares issuable upon exercise of the GE Warrant, and (ii) at the request of the GE Warrant holder, if a registration statement with respect to the Shares is not then effective, participate in one or more underwritten offerings of Shares issuable upon exercise of the Warrant. If the Company does not meet certain of its obligations under the GE Registration Rights Agreement with respect to the registration of Shares, it will be required to pay certain liquidated damages. As of December 31, 2012, the Company met its obligations under the GE Registration Rights Agreement.

        The Company measured the fair value of the 5,000,000 shares of the GE Warrant at $56,158 and recorded the amount in additional paid-in-capital and other long-term assets as a deferred financing cost. The fair value of the 500,000 shares that are immediately exercisable is being amortized over the estimated term of the GE Credit Agreement on the straight-line basis. The fair value of the remaining 4,500,000 shares will be allocated proportionately to the draws of the related loans as they become exercisable and amortized over the estimated term of the draws using the effective interest method. The issuance of these warrants is not included in the consolidated statements of cash flows as it is a non-cash financing activity.

Conversion of Convertible Debts into Common Stock

        In April 2012, $1,003 of principal and accrued interest under a SLG Note was converted by the holder thereof into 66,888 shares of the Company's common stock.

Stock-Based Compensation

        The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the years ended December 31, 2010, 2011 and 2012:

	Years Ended December 31,
	2010	2011	2012
Stock-based compensation expense	$11,920	$13,473	$22,087

Stock-based compensation expense, net of tax	$11,920	$13,473	$22,087

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

        In December 2006, the Company adopted its 2006 Equity Incentive Plan ("2006 Plan"). The 2006 Plan was effective on May 24, 2007, the date the Company completed its initial public offering of common stock. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan. If any outstanding option under the 2002 Plan expires or is cancelled, the shares allocable to the unexercised portion of that option will be added to the share reserve under the 2006 Plan and will be available for grant under the 2006 Plan. As of December 31, 2012, the Company had 16,890,500 shares reserved for issuance under its option plans. At December 31, 2012, the Company had 38,715 shares available for grant under the 2006 Plan.

        Option activity for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	10,683,303	$10.29
Options granted	3,194,000	13.88
Options exercised	(1,568,480)	5.72
Options forfeited	(225,146)	14.18

Outstanding, December 31, 2012	12,083,677	11.75	6.54	$8,459

Exercisable, December 31, 2012	7,981,345	10.65	5.31	$14,366

        As of December 31, 2012, there was $25,547 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the year ended December 31, 2012 was $11,831.

        The Company plans to issue new shares to its employees upon the employee's exercise of their options. The intrinsic value of all options exercised during 2010, 2011 and 2012 was $4,435, $1,626, and $18,822, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 2012:

Dividend yield	0.00%
Expected volatility	57.6% to 72.8%
Risk-free interest rate	0.9% to 1.2%
Expected life in years	6.0

        The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2011, and 2012, were $10.17, $8.98, and $7.95, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company's historical volatility for a period commensurate with the expected life of the options granted, the Company's historical volatility, and the Company's implied volatility of its traded options. The expected lives used during the year were based on historical exercise periods and the Company's anticipated exercise

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

periods for its outstanding options. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $11,920, $13,473, $14,199 of stock option expense during the years ended December 31, 2010, 2011 and 2012, respectively. The Company has not recorded any tax benefit related to its stock option expense.

  Restricted Stock Units

        The Company issued restricted stock units ("RSUs") to certain key employees during 2012. A holder of RSUs will receive one share of the Company's common stock for each RSU he holds if (x) between two years and four years from the date of grant the closing price of the Company's common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company's common stock on the RSU grant date (the "Stock Price Condition") and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the RSUs will be automatically forfeited. The RSUs are subject to the terms and conditions of the Company's Amended and Restated 2006 Equity Incentive Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

        The fair value of the RSUs was estimated using a binomial lattice model that incorporates a Monte Carlo Simulation (the "Monte Carlo Method").

        The following table summarizes the Company's RSU activity during the year ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2011	—	—
Granted	1,545,000	$11.42

Outstanding and non-vested, December 31, 2012	1,545,000	$11.42	3.2

        As of December 31, 2012, there was $9,753 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 1.1 years.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

        The volatility amounts used during the period were estimated based on the Company's historical volatility for a period commensurate with the term of the RSUs granted and the Company's implied volatility of its traded options. The expected life of the RSUs was derived using the Monte Carlo Method. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected term of the RSUs at the date of grant. The Company recorded $7,888 of expense and has not recorded any tax benefit related to the expense of the RSUs during 2012.

Boone Pickens Warrant Agreement

        On December 28, 2006, the Company issued to Boone Pickens a five-year warrant to purchase 15,000,000 shares of the Company's common stock at an exercise price of $10.00 per share. These warrants were exercised in full in December 2011.

(12) Income Taxes

        The components of income (loss) before income taxes for the years ended December 31, 2010, 2011, and 2012 are as follows:

	2010	2011	2012
U.S.	$(6,048)	$(30,002)	$(91,608)
Foreign	1,839	(18,156)	(7,960)

	$(4,209)	$(48,158)	$(99,568)

        The provision (benefit) for income taxes consists of the following:

	2010	2011	2012
Current:
Federal	$(1,753)	$206	$269
State	255	296	302
Foreign	117	396	(61)

Total current	(1,381)	898	510
Deferred:
Federal	(4,361)	(8,012)	(20,646)
State	(966)	(1,724)	(3,445)
Foreign	145	(4,075)	(3,053)
Change in valuation allowance	5,127	12,210	27,928

Total deferred	(55)	(1,601)	784

Total	$(1,436)	$(703)	$1,294

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

        Income tax expense (benefit) for the years ended December 31, 2010, 2011 and 2012 differs from the "expected" amount computed using the federal income tax rate of 35% as a result of the following:

	2010	2011	2012
Computed expected tax expense (benefit)	$(1,473)	$(16,855)	$(34,849)
State and local taxes, net of federal benefit	174	202	121
Nondeductible expenses	(2,615)	3,073	5,194
Tax rate differential on foreign earnings	(580)	5,273	(717)
Refund of alternative minimum taxes	(1,323)	—	—
Tax credits	(875)	(834)	—
Other	129	(148)	(1,563)
Change in valuation allowance	5,127	8,586	33,108

Total tax expense (benefit)	$(1,436)	$(703)	$1,294

        Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2011 and 2012 are as follows:

	2011	2012
Deferred tax assets:
Accrued expenses	$1,163	$2,303
Sales-type leases	212	500
Alternative minimum tax and general business credits	3,470	3,297
Derivative loss	2,363	1,831
Stock option expense	11,611	15,259
Other	1,223	644
Loss carryforwards	55,212	79,819

Total deferred tax assets	75,254	103,653
Less valuation allowance	(53,329)	(81,257)

Net deferred tax assets	21,925	22,396

Deferred tax liabilities:
Depreciation and amortization—domestic	(19,724)	(20,291)
Depreciation and amortization—foreign	(928)	(1,045)
Partnership income	(1,500)	(2,071)

Total deferred tax liabilities	(22,152)	(23,407)

Net deferred tax assets (liabilities)	$(227)	$(1,011)

        At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $190,584 and $184,531, respectively. The Company's federal net operating loss carryforward will expire beginning in 2026. The Company's state net operating loss carryforwards begin expiring in 2013. At December 31, 2012, the Company also had federal and state capital loss carryforwards of approximately $14,544, which will expire in 2017. The Company also has a foreign loss carryforward of approximately $27,054 at December 31, 2012, which will expire beginning in 2017. Due

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.

        In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2011 and 2012, the Company provided a valuation allowance of $53,329, and $81,257, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The net change in the valuation allowance for the years ended December 31, 2010, 2011, and 2012 was $5,127, $12,210, and $27,928, respectively, after adjustments between current and deferred taxes.

        As of December 31, 2012, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $2,400 resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

        On January 1, 2007, the Company adopted certain accounting guidance that clarifies the accounting for uncertain tax positions. This guidance requires that the Company recognizes the impact of a tax position in its financial statements if the position is more likely than not of being sustained upon examination, based on the technical merits of the position. The impact of the adoption of this guidance was immaterial to the Company's consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2010, 2011, and 2012 were $50, $305, and $515, respectively, which if recognized, would primarily affect the effective tax rate in future periods.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 2011 and 2012:

Unrecognized tax benefit—December 31, 2010	$50
Gross increases—tax positions in prior years	255
Gross (decreases)—tax positions in prior years	—

Unrecognized tax benefit—December 31, 2011	305
Gross increases—tax positions in prior years	260
Gross (decreases)—tax positions in prior years	(50)

Unrecognized tax benefit—December 31, 2012	$515

        FASB authoritative guidance requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount ultimately to be paid. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. During each of the years ended December 31, 2010, 2011 and 2012, the Company accrued interest of $6, $6, and $21, respectively. No penalties have been accrued by the Company.

        The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years for 2008 through 2011 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2009, and state examinations for years before 2008.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

        A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve, or there could be a change in the amount of the Company's net operating loss. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company does not expect that any of its uncertain tax positions will reverse within the next twelve months.

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

        On July 15, 2010, the Internal Revenue Service ("IRS") sent the Company a letter disallowing approximately $5,073 related to certain claims it made from October 1, 2006 to June 30, 2008 under the Volumetric Excise Tax Credit program. In December 2012, the Company reached an agreement with the IRS to settle the dispute for $2,057.

Operating Lease Commitments

        The Company leases facilities, including the land for its LNG production plant in Boron, California, and certain equipment under noncancelable operating leases expiring at various dates

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Commitments and Contingencies (Continued)

through 2038. The following schedule represents the future minimum lease obligations for all noncancelable operating leases as of December 31, 2012:

Fiscal year:
2013	$5,617
2014	5,445
2015	5,183
2016	4,996
2017	4,702
Thereafter	11,956

Total future minimum lease payments	$37,899

        Rent expense, including variable rent, totaled $6,190, $6,517, and $7,737 for the years ended December 31, 2010, 2011 and 2012, respectively.

Take-or-Pay LNG Supply Contracts

        At December 31, 2012, the Company is party to an LNG supply contract at market prices that contains minimum take or pay provisions over the term of the contract. The contract contains fixed amounts the Company must pay for any shortfall below its minimum volume requirements and also contains a variable charge that is based on the price of natural gas for the month when a shortfall occurs. The contract, which replaced a similar contract that expired in June 2011, expires in June 2014. For the years ended December 31, 2010, 2011 and 2012, the Company paid approximately $4,281, $5,034, and $3,821, respectively, under this contract. At December 31, 2012, the fixed commitments under this contract totaled approximately $2,095, $1,049 for the years ending December 31, 2013 and 2014, respectively.

        Additionally, in October 2007, the Company entered into an LNG sales agreement with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) ("DGS"), to purchase, on a take-or-pay basis over a term of ten years, 45,000 gallons per day of LNG from a plant constructed by DGS in Ehrenberg, Arizona, which is near the California border. This obligation began in March 2010, and for the years ended December 31, 2010, 2011 and 2012, the Company paid approximately $4,041, $7,599, and $8,153, respectively, under the take-or-pay supply contract. The contract expires in October 2017. At December 31, 2012, the fixed commitments under this contract totaled approximately $3,058 for each of the years ending December 31, 2013 through December 31, 2016, and $2,549 for the year ended December 31, 2017.

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

	2010	2011	2012
Revenue:
United States	$194,512	$248,419	$286,125
Canada	6,158	4,800	8,364
Other	11,164	39,498	39,519

Total revenue	$211,834	$292,717	$334,008

Operating income (loss):
United States	$(7,251)	$(33,761)	$(69,030)
Canada	1,386	(5,844)	(188)
Other	343	1,037	(1,304)

Total operating income (loss)	$(5,522)	$(38,568)	$(70,522)

Long-lived assets:
United States	$262,545	$325,386	$480,067
Canada	133,078	121,103	122,291
Other	2,287	3,277	3,547

Total long-lived assets	$397,910	$449,766	$605,905

        The Company's goodwill and intangible assets at December 31, 2010, 2011 and 2012 relate to its United States operations, its BAF operations, IMW operations, and Northstar operations.

(15) 401(k) Plan

        The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may make discretionary contributions to the Savings Plan that are subject to limitations. For the years ended December 31, 2010, 2011 and 2012, the Company contributed approximately $551, $798, and $1,289 of matching contributions to the Savings Plan, respectively.

(16) Supplier Concentrations

        During 2010, 2011, and 2012, the Company incurred approximately 9%, 9%, and 8%, respectively, of its natural gas expense related to its LNG sales from Williams Gas Processing Company pursuant to a floating rate purchase contract that includes minimum purchase commitments. During 2010, 2011, and 2012, the Company incurred approximately 31%, 30% and 31%, respectively, of its natural gas expense related to its LNG sales from Shell Energy, which supplies the Company's LNG plant in California and DGS's plant in Arizona where the Company has a take or pay obligation. During 2010, 2011 and 2012, the Company incurred approximately 17%, 16%, and 16%, respectively, of its natural gas costs related to its CNG operations from the SoCal Gas Company and San Diego Gas and Electric.

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

(17) Capitalized Lease Obligation and Receivables

        The Company leases equipment under capital leases with a weighted-average interest rate of 7.2%. At December 31, 2012, future payments under these capital leases are as follows:

2013	$2,069
2014	1,195
2015	400
2016	35
2017	36
Thereafter	56

Total minimum lease payments	3,791
Less amount representing interest	(223)

Present value of future minimum lease payments	3,568
Less current portion	(1,892)

Capital lease obligations, less current portion	$1,676

        The value of the equipment under capital lease as of December 31, 2011 and 2012 was $6,802 and $6,802, with related accumulated amortization of $1,378 and $1,834, respectively.

        The Company also leases certain fueling station equipment to certain customers under sales-type leases at a weighted average effective interest rate of 4.8%. The leases are payable in varying monthly installments through February 2017.

        At December 31, 2012, future receipts under these leases are as follows:

2013	$377
2014	377
2015	377
2016	377
2017	256

Total	1,767
Less amount representing interest	(193)

$1,574

(18) Fair Value Measurements

        The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Under the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(18) Fair Value Measurements (Continued)

standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy consists of the following three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        During the twelve months ended December 31, 2012, the Company's financial instruments consisted of available-for-sale securities, natural gas futures contracts, debt instruments, a contingent consideration obligation, and its Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts which is considered to be a Level 2 fair value measurement. The Company uses projected financial results for the respective entities, discounted to reflect the time value of money, to value its contingent consideration obligations which are considered to be Level 3 fair value measurements. The fair market value of the Company's debt instruments approximated their carrying values at December 31, 2012. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate the market participant's view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 3.33 years as of December 31, 2012. This method has been utilized consistently in the periods presented. Given the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value determination in the table below.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(18) Fair Value Measurements (Continued)

        The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2012, respectively:

Description	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$10,000	$—	$10,000	$—
Municipal bonds and notes	19,589	—	19,589	—
Zero coupon bonds	712	—	712	—
Corporate bonds	3,028	—	3,028	—
Liabilities:
Natural gas futures contracts(2)	2,335	—	2,335	—
Contingent consideration obligation(3)	5,978	—	—	5,978
Series I warrants(4)	11,493	—	—	11,493

Description	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$10,021	$—	$10,021	$—
Municipal bonds and notes	23,650	—	23,650	—
Corporate bonds	4,504	—	4,504	—
Liabilities:
Natural gas futures contracts(2)	107	—	107	—
Contingent consideration obligation(3)	1,516	—	—	1,516
Series I warrants(4)	8,102	—	—	8,102

(1)
Included in short-term investments in the consolidated balance sheets. See note 4 for further information.

(2)
See note 10 for further information.

(3)
The current portion is included in accrued liabilities, and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

(4)
Included in other long-term liabilities in the consolidated balance sheets.

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

Liabilities: Contingent Consideration	2011	2012
Beginning Balance	$11,200	$5,978
Business combinations	—	—
Total (gain) loss included in earnings	(2,828)	(4,112)
Payments	(2,394)	(350)
Transfers In/Out	—	—

Ending Balance	$5,978	$1,516

Liabilities: Series I Warrants	2011	2012
Beginning Balance	$14,148	$11,493
Total (gain) loss included in earnings	(2,655)	(3,391)
Issuance of warrants	—	—
Exercise of warrants	—	—
Transfers In/Out	—	—

Ending Balance	$11,493	$8,102

        During the fourth quarter of 2010, the Company recorded an impairment of $1,531 of an acquired operating and maintenance contract lost in a competitive bid to a competitor. In addition, during the fourth quarter of 2010, the Company's subsidiary, DCE, expensed approximately $717 of costs related to equipment that was replaced as part of its expansion of the McCommas Bluff landfill in Dallas, Texas. During the fourth quarter of 2012, the Company recorded an impairment of $14,544 related to its investment in VPG due to a permanent decline in its value. There were no long-lived asset impairments in 2011.

Valuation processes for Level 3 fair value measurements and sensitivity to changes in significant unobservable inputs

        Fair value measurements of liabilities which fall within Level 3 of the fair value hierarchy are determined by the Company's accounting department, who report to the Company's Chief Financial Officer. The fair value measurements are compared to those of the prior reporting periods to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Contingent Consideration

        Pursuant to the terms presented in the Asset Purchase Agreement, the IMW shareholder will earn additional consideration if IMW achieves certain minimum gross profit targets in fiscal years 2011 through 2014. Therefore, the Company estimated the fair value of the contingent consideration using a

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(18) Fair Value Measurements (Continued)

discounted cash flow model that considers the payout structure based on the following inputs as of December 31, 2012:

Unobservable Input	Range or Weighted Average
Gross profit projection	$14,162–$32,641
Probability of reaching target gross profit	0.0%–75.0%
Volatility of gross profit (peer group)	14.6%–55.2% (simple average 31.4%)
Risk adjusted discount rate	35.9%

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

Series I Warrant Liability

        The Company estimated the fair value of its Series I warrant liability using the Black-Scholes Model based on the following inputs as of December 31, 2012:

Unobservable Input	Range or Weighted Average
Current market price of the Company's common stock	$12.45
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	3.33
Implied volatility of the Company's common stock	45.2%–47.2%
Assumed discount rate	Simple average 0.4%

        Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company's common stock, an increase in the volatility of the Company's common stock, or an increase in the remaining term of the warrant would result in a directionally similar change in the estimated fair value of the Company's Series I warrants and thus an increase in the associated liability. An increase in the assumed discount rate or a decrease in the positive differential between the warrant's exercise price and the market price of the Company's common stock would result in a decrease in the estimated fair value measurement of the Series I warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no directionally similar change in the estimated fair value of the warrants due to the dividend assumption.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(19) Subsequent Events

        On January 2, 2013, the American Taxpayer Relief Act was signed into law which extended VETC through December 31, 2013 and made it retroactive to January 1, 2012. Such credits for 2012 are estimated to be approximately $20,800, which will be recognized during the first quarter of 2013.

        The Company has entered into an agreement to sell its ownership interest in Peru JV for approximately $6,100 after receiving a dividend distribution of approximately $1,027. The Company expects to close the sale by March 31, 2013.

        In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder into 268,664 shares of the Company's common stock.

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

        Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference to the proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)(1) Consolidated Financial Statements.

        The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2011 and 2012
Consolidated Statements of Comprehensive Income (loss) for Years Ended December 31, 2010, 2011 and 2012
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010, 2011 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2011 and 2012
Notes to Consolidated Financial Statements

        (a)(2) Financial Statement Schedules.

        The following financial statement schedule is filed as a part of this annual report on Form 10-K:

  Schedule II: Valuation and Qualifying Accounts

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

	Allowances for Doubtful Trade Receivables	Allowance for Doubtful Notes Receivables
Balance at December 31, 2009	$898	$216
Charges (benefit) to operations	264	—
Deductions	(460)	(123)

Balance at December 31, 2010	702	93
Charges (benefit) to operations	344	—
Deductions	(334)	(73)

Balance at December 31, 2011	712	20
Charges (benefit) to operations	434	924
Deductions	(242)	(35)

Balance at December 31, 2012	$904	$909

        (a)(3) Exhibits.

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
2.3	Asset Purchase Agreement, dated July 1, 2010, among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation, and 0884810 B.C. Ltd., a British Columbia corporation, on the one hand, and I.M.W. Industries Ltd., a British Columbia corporation, 652322 B.C. Ltd., a British Columbia corporation, Miller Family Trust and Bradley N. Miller, on the other hand.	Filed as Exhibit 2.5 to the Current Report on Form 8-K.	July 6, 2010
2.4	Amendment to Asset Purchase Agreement, dated as of September 7, 2010, by and among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of Clean Energy—CA, and Clean Energy Compression Corp, a British Columbia corporation formerly known as 0884810 B.C. Ltd and a wholly-owned subsidiary of Canadian AcqCo, on the one hand, and I.M.W. Industries Ltd., a British Columbia Corporation, B&M Miller Equity Holdings Inc., a successor by amalgamation to 652322 B.C. Ltd., a British Columbia corporation, Bradley N. Miller, Marion G. Miller and Miller Family Trust, on the other hand.	Filed as Exhibit 2.6 to the Current Report on Form 8-K.	September 7, 2010
3.1	Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007
3.1.1	Restated Certificate of Incorporation, as amended, by the Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated May 28, 2010.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.	August 9, 2010
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011
4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
4.5	Form of Warrant to Purchase Common Stock.	Filed as Exhibit 4.5 to the Current Report on Form 8-K.	October 29, 2008
4.6	Convertible Promissory Note issued by the Registrant to Chesapeake NG Ventures Corporation.	Filed as Exhibit 4.6 to the Current Report on Form 8-K.	July 11, 2011
4.7	Form of Convertible Note.	Filed as Exhibit 4.7 to the Current Report on Form 8-K.	August 30, 2011
4.8	Warrant to Purchase Common Stock issued by the Registrant to GE Energy Financial Services, Inc. dated November 7, 2012	Filed as Exhibit 4.8 to the Current Report on Form 8-K.	November 13, 2012
10.1+	2002 Stock Option Plan, Amendment and Form of Stock Option Agreement.	Filed as Exhibit 10.1 to the Registration Statement on Form S-1, as amended.	September 6, 2006
10.3	Lease Agreement dated August 12, 1999 between the Registrant and Bixby Office Park Associates, LLC.	Filed as Exhibit 10.3 to the Registration Statement on Form S-1, as amended.	March 27, 2007
10.4	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007
10.5+	Amended and Restated 2002 Stock Option Plan dated August 10, 2007.	Filed as Exhibit 99.1 to the Registration Statement on Form S-8.	August 14, 2007
10.6+	Stock Option Agreement dated May 18, 2006 between the Registrant and G. Michael Boswell.	Filed as Exhibit 99.3 to the Registration Statement on Form S-8.	August 14, 2007
10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007
10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007
10.13	Warrant to Purchase Common Shares dated December 28, 2006 issued by the Registrant to Boone Pickens.	Filed as Exhibit 10.26 to the Registration Statement on Form S-1, as amended.	March 27, 2007
10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.20	Sixth Amendment to Lease Agreement dated August 1, 2008 among the Registrant, Clean Energy and Bixby Office Park, LLC.	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008
10.21+	Amendment No. 1 to Amended and Restated 2002 Stock Option Plan.	Filed as Exhibit 10.36 to the Annual Filing on Form 10-K for the fiscal year ended 2007.	March 19, 2008
10.22	First Amendment to Base Contract for Sale and Purchase of Natural Gas dated November 1, 2008, between the Registrant and Shell Energy North America (US), L.P.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008
10.23	Guaranty dated November 7, 2008, by the Registrant in favor of Shell Energy North America (US), L.P.	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008
10.24+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	December 31, 2008
10.25+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Richard R. Wheeler.	Filed as Exhibit 99.2 to the Current Report on Form 8-K.	December 31, 2008
10.26+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 99.3 to the Current Report on Form 8-K.	December 31, 2008
10.27+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and James N. Harger.	Filed as Exhibit 99.4 to the Current Report on Form 8-K.	December 31, 2008
10.32†	Base Contract for Sale and Purchase of Natural Gas between Shell Energy North America (US), LP and Dallas Clean Energy, LLC.	Filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	August 10, 2009
10.37+	Employment Agreement dated February 17, 2010, between the Registrant and Barclay Corbus.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	February 18, 2010
10.39	Form of Future Payment Note, issued by Clean Energy Compression Corp. to I.M.W. Industries Ltd.	Filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.40	Form of Security Agreement between Clean Energy Compression Corp. and I.M.W. Industries Ltd.	Filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.41	Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada.	Filed as Exhibit 10.60 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.42	Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada	Filed as Exhibit 10.61 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.47	Seventh Amendment to Lease Agreement, dated September 23, 2010, between Clean Energy and BixbyBIT—Bixby Office Park, LLC.	Filed as Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.50	Loan Agreement dated January 1, 2011, between Mission Economic Development Corporation and Dallas Clean Energy McCommas Bluff, LLC.	Filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.51	Depository and Control Agreement dated January 1, 2011, among Dallas Clean Energy McCommas Bluff, LLC, The Bank of New York Mellon Trust Company, N.A. as Depository Bank and The Bank of New York Mellon Trust Company, N.A.	Filed as Exhibit 10.51 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.52	Trust Indenture dated January 1, 2011, between Mission Economic Development Corporation and The Bank of New York Mellon Trust Company, N.A.	Filed as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.53	Bond Purchase Contract dated March 24, 2011, among Mission Economic Development Corporation, First Southwest Company, Westhoff, Cone & Holmstedt and Dallas Clean Energy McCommas Bluff, LLC.	Filed as Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.55	Security Agreement dated March 31, 2011, between Dallas Clean Energy McCommas Bluff, LLC, and The Bank of New York Mellon Trust Company, N.A.	Filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.56	Leasehold Deed of Trust, Security Agreement and Assignment of Rents and Leases dated March 31, 2011 by Dallas Clean Energy McCommas Bluff, LLC to Peter S. Graf.	Filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.58	Loan Agreement dated July 11, 2011 between Registrant and Chesapeake NG Ventures Corporation.	Filed as Exhibit 10.58 to the Current Report on Form 8-K.	July 11, 2011
10.59	Registration Rights Agreement dated July 11, 2011 between Registrant and Chesapeake NG Ventures Corporation.	Filed as Exhibit 10.59 to the Current Report on Form 8-K.	July 11, 2011
10.60	Form of Convertible Note Purchase Agreement.	Filed as Exhibit 10.60 to the Current Report on Form 8-K.	August 30, 2011
10.61	Form of Registration Rights Agreement	Filed as Exhibit 10.61 to the Current Report on Form 8-K.	August 30, 2011
10.62	Eighth Amendment to Lease Agreement, dated January 6, 2012, between Clean Energy and Western National Life Insurance Company (as successor-in-interest to BixbyBIT)—Bixby Office Park, LLC.	Filed as Exhibit 10.62 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.63+	Amended and Restated 2006 Equity Incentive Plan	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.65+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.66+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Richard R. Wheeler.	Filed as Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.67+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.67 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.68+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and James N. Harger.	Filed as Exhibit 10.68 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.69+	First Amendment to Employment Agreement dated February 17, 2012, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.69 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.70	Credit Agreement among Clean Energy Tranche A LNG Plant, LLC and Clean Energy Tranche B LNG Plant, LLC, as Borrowers, the Various Financial Institutions from Time to Time Party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, dated as of November 7, 2012.	Filed as Exhibit 10.70 to the Current Report on Form 8-K.	November 13, 2012
10.71†*	Guaranty by Clean Energy Fuels Corp. in favor of General Electric Capital Corporation, dated as of November 7, 2012.
10.72	Equity Contribution Agreement by and among Clean Energy Tranche A LNG Plant, LLC and Clean Energy Tranche B LNG Plant, LLC, as Borrowers, Clean Energy Fuels Corp., as Equity Investor, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, dated as of November 7, 2012.	Filed as Exhibit 10.72 to the Current Report on Form 8-K.	November 13, 2012
10.73	Warrant Agreement between the Registrant and GE Energy Financial Services, Inc., dated as of November 7, 2012.	Filed as Exhibit 10.73 to the Current Report on Form 8-K.	November 13, 2012
10.74	Registration Rights Agreement between the Registrant and GE Energy Financial Services, Inc., dated as of November 7, 2012.	Filed as Exhibit 10.74 to the Current Report on Form 8-K.	November 13, 2012
10.75+*	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Andrew J. Littlefair.
10.76+*	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Richard R. Wheeler.

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.77+*	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Mitchell W. Pratt.
10.78+*	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and James N. Harger.
10.79+*	Second Amendment to Employment Agreement dated December 12, 2012, between the Registrant and Barclay F. Corbus.
18.1	Letter from KMPG LLP re Change in Accounting Principles.	Filed as Exhibit 18.1 to Annual Report on Form 10-K	March 12, 2012
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Richard R. Wheeler, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Richard R. Wheeler, Chief Financial Officer.
99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
101***	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheet at December 31, 2012;
(ii) Consolidated Statement of Operations for the year ended December 31, 2012;
(iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2011, and 2012
(iv) Consolidated Statement of Cash Flows for the year ended December 31, 2012; and
(v) Notes to Consolidated Financial Statements tagged in block of text.

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

Date: February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR Andrew J. Littlefair	President, Chief Executive Officer (Principal Executive Officer) and a Director	February 28, 2013
/s/ RICHARD R. WHEELER Richard R. Wheeler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013
/s/ WARREN I. MITCHELL Warren I. Mitchell	Chairman of the Board and Director	February 28, 2013
/s/ VINCENT C. TAORMINA Vincent C. Taormina	Director	February 28, 2013
/s/ JOHN S. HERRINGTON John S. Herrington	Director	February 28, 2013
/s/ JAMES C. MILLER III James C. Miller III	Director	February 28, 2013
/s/ BOONE PICKENS Boone Pickens	Director	February 28, 2013

Signature	Title	Date

/s/ JAMES E. O'CONNOR James E. O'Connor	Director	February 28, 2013
/s/ KENNETH M. SOCHA Kenneth M. Socha	Director	February 28, 2013

QuickLinks

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business.
Representative Annual per Vehicle Fuel Cost Savings by Fleet Market for California Based on Average Fuel Prices During 2012
  Item 1A.—Risk Factors
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosures.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)
CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
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