Form 10-Q
period 2013-06-30
Clean Energy Fuels Corp.
filed 2013-08-08
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 001-33480

CLEAN ENERGY FUELS CORP.

(Exact name of registrant as specified in its charter)

Delaware	33-0968580
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4675 MacArthur Court, Suite 800, Newport Beach, CA 92660

(Address of principal executive offices, including zip code)

(949) 437-1000

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

As of July 31, 2013, there were 89,336,126 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2012 and June 30, 2013

(Unaudited)

(In thousands, except share data)

	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$108,522	$86,020
Restricted cash	8,445	8,568
Short-term investments	38,175	62,238
Accounts receivable, net of allowance for doubtful accounts of $905 and $811 as of December 31, 2012 and June 30, 2013, respectively	57,594	50,535
Other receivables	17,808	30,049
Inventory, net	38,152	35,950
Prepaid expenses and other current assets	16,002	16,041
Total current assets	284,698	289,401
Land, property and equipment, net	428,177	456,144
Restricted cash	13,208	33,378
Notes receivable and other long-term assets	71,389	70,010
Investments in other entities	2,581	—
Goodwill	75,865	89,086
Intangible assets, net	99,282	84,436
Total assets	$975,200	$1,022,455
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$30,389	$28,439
Accounts payable	39,216	22,931
Accrued liabilities	30,794	42,306
Deferred revenue	13,521	14,800
Total current liabilities	113,920	108,476
Long-term debt and capital lease obligations, less current portion	300,636	339,691
Other long-term liabilities	14,014	15,576
Total liabilities	428,570	463,743
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 87,634,478 shares and 89,318,022 shares at December 31, 2012 and June 30, 2013, respectively	9	9
Additional paid-in capital	837,367	871,443
Accumulated deficit	(300,814)	(316,628)
Accumulated other comprehensive income	6,151	—
Total Clean Energy Fuels Corp. stockholders’ equity	542,713	554,824
Noncontrolling interest in subsidiary	3,917	3,888
Total stockholders’ equity	546,630	558,712
Total liabilities and stockholders’ equity	$975,200	$1,022,455

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2012 and 2013

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Product revenues	$57,705	$78,375	$123,481	$161,858
Service revenues	12,137	9,741	19,995	19,301
Total revenues	69,842	88,116	143,476	181,159
Operating expenses:
Cost of sales:
Product cost of sales	43,691	58,925	95,593	105,739
Service cost of sales	4,839	3,016	8,823	6,943
Derivative (gains) losses:
Series I warrant valuation	(8,899)	39	4,607	505
Selling, general and administrative	27,916	35,187	52,766	68,063
Depreciation and amortization	8,907	10,777	17,051	20,935
Total operating expenses	76,454	107,944	178,840	202,185
Operating loss	(6,612)	(19,828)	(35,364)	(21,026)
Interest expense, net	(3,321)	(6,282)	(7,023)	(11,353)
Other expense, net	(1,177)	(1,103)	(336)	(1,493)
Income (loss) from equity method investment	72	—	163	(76)
Gain from sale of equity method investment	—	—	—	4,705
Gain from sale of subsidiary	—	15,498	—	15,498
Loss before income taxes	(11,038)	(11,715)	(42,560)	(13,745)
Income tax expense	(172)	(293)	(418)	(2,098)
Net loss	(11,210)	(12,008)	(42,978)	(15,843)
Loss (income) of noncontrolling interest	(84)	65	(221)	29
Net loss attributable to Clean Energy Fuels Corp.	$(11,294)	$(11,943)	$(43,199)	$(15,814)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.13)	$(0.13)	$(0.50)	$(0.17)
Diluted	$(0.13)	$(0.13)	$(0.50)	$(0.17)
Weighted-average common shares outstanding:
Basic	86,625,655	93,985,438	86,155,678	93,561,302
Diluted	86,625,655	93,985,438	86,155,678	93,561,302

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Six Months Ended June 30, 2012 and 2013

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013	2012	2013
Net income (loss)	$(11,294)	$(11,943)	$84	$(65)	$(11,210)	$(12,008)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,391	(708)	—	—	1,391	(708)
Foreign currency adjustments on intra-entity long-term investments	(1,367)	(3,076)	—	—	(1,367)	(3,076)
Unrealized losses on available-for-sale securities	(100)	35	—	—	(100)	35
Unrecognized gains on derivatives	1,251	2	—	—	1,251	2
Total other comprehensive income (loss), net of tax	1,175	(3,747)	—	—	1,175	(3,747)

Comprehensive income (loss)	$(10,119)	$(15,690)	$84	$(65)	$(10,035)	$(15,755)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013	2012	2013
Net income (loss)	$(43,199)	$(15,814)	$221	$(29)	$(42,978)	$(15,843)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(84)	(1,363)	—	—	(84)	(1,363)
Foreign currency adjustments on intra-entity long-term investments	(225)	(4,894)	—	—	(225)	(4,894)
Unrealized losses on available-for-sale securities	(216)	(2)	—	—	(216)	(2)
Unrecognized gains on derivatives	1,966	108	—	—	1,966	108
Total other comprehensive income (loss), net of tax	1,441	(6,151)	—	—	1,441	(6,151)

Comprehensive income (loss)	$(41,758)	$(21,965)	$221	$(29)	$(41,537)	$(21,994)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2013

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(42,978)	(15,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,051	20,935
Provision for doubtful accounts, notes and inventory	374	77
Derivative loss	4,607	505
Stock-based compensation expense	10,448	11,663
Amortization of debt issuance cost	230	510
Accretion of notes payable	1,037	609
Gain on sale of equity method investment	—	(4,705)
Dividend received on equity method investment	—	1,091
Gain on sale of subsidiary	—	(15,498)
Gain on contingent consideration for acquisition	(4,294)	(671)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(7,422)	413
Inventory	(231)	(2,765)
Margin deposits on future contracts	1,276	—
Prepaid expenses and other assets	(16,716)	188
Accounts payable	(6,662)	(17,260)
Accrued expenses and other	25,066	13,769
Net cash used in operating activities	(18,214)	(6,982)
Cash flows from investing activities:
Purchases of short-term investments	(21,210)	(36,259)
Maturities of short-term investments	17,244	35,856
Purchases of property and equipment	(75,908)	(40,274)
Loans made to customers	(5,362)	(698)
Payments on and proceeds from sales of loans receivable	3,975	2,895
Restricted cash	31,181	(20,293)
Acquisition, net of cash acquired	—	(9,000)
Cash transferred with sale of subsidiary	—	(1,178)
Investments in other entities	(1,024)	—
Proceeds from sale of equity method investment	—	6,119
Net cash used in investing activities	(51,104)	(62,832)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	7,836	419
Proceeds from debt instruments	384	55,213
Contingent consideration paid relating to business acquisitions	(350)	—
Proceeds from revolving line of credit	24,418	14,501
Repayment of borrowing under revolving line of credit	(23,136)	(15,027)
Repayment of capital lease obligations and debt instruments	(6,111)	(7,245)
Net cash provided by financing activities	3,041	47,861
Effect of exchange rates on cash and cash equivalents	867	(549)
Net decrease in cash	(65,410)	(22,502)
Cash, beginning of period	238,125	108,522
Cash, end of period	$172,715	$86,020
Supplemental disclosure of cash flow information:
Income taxes paid	$680	$2,004
Interest paid, net of approximately $3,184 and $1,233 capitalized, respectively	6,030	9,884

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

The Company has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse, and public transit. The Company owns, operates, maintains and/ or supplies over 400 natural gas fueling stations within the United States, and in British Columbia and Ontario within Canada. The Company generates revenue through selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), providing operation and maintenance services (“O&M”) to customers, building and selling or leasing natural gas fueling stations to its customers, manufacturing and servicing natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, processing and selling renewable natural gas (“RNG”), financing customers’ vehicle purchases and selling tradable credits the Company generates by selling natural gas and RNG as a vehicle fuel, including credits (“LCFS Credits”) under the California low carbon fuel standard and Renewable Identification Numbers (“RIN Credits”) under the federal Renewable Fuel Standard Phase 2. In addition, through June 28, 2013, the Company provided natural gas vehicle conversions and design and engineering services for natural gas engine systems (see note 2).

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three and six months ended June 30, 2012 and 2013. All intercompany accounts and transactions have been eliminated in consolidation. The three or six month periods ended June 30, 2012 and 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

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

Note 2—Acquisitions and Divestitures

ServoTech

On February 25, 2011, the Company paid $1,200 for a 19.9% interest in ServoTech Engineering, Inc. (“ServoTech”), a company that provides, among other services, design and engineering services for natural gas engine systems. In connection with the investment, the Company was granted an option to purchase the remaining 80.1% of ServoTech for $2,800 (the “Exercise Price”) during the 15 month period following February 25, 2011 (the “Purchase Option”). On April 30, 2012, the Company exercised the Purchase Option, paid 50% of the Exercise Price, or $1,400, in cash on that date, and paid the remaining $1,400 of the Exercise Price in cash on October 31, 2012. The Company held its interest in ServoTech through its wholly owned subsidiary BAF Technologies, Inc. (“BAF”).  Through April 30, 2012, the Company accounted for its interest in ServoTech using the equity method of accounting as the Company had the ability to exercise significant influence over ServoTech’s operations.

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

BAF

On June 28, 2013, the Company, entered into and closed a stock purchase agreement with Westport Innovations Inc. (“Westport”) and Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport (together with Westport, the “Westport Parties”).  Under the terms of the agreement, on June 28, 2013, the Westport Parties purchased all of the outstanding capital stock of BAF, including BAF’s 100% ownership interest of ServoTech, for 816,460 shares of Westport’s common stock.  Pursuant to the agreement, the Company was issued 718,485 shares of Westport’s common stock on June 28, 2013 and shall be issued 97,975 shares of Westport’s common stock (the “Holdback Shares”) on the one year anniversary of such date (subject to potential offset for the Company’s indemnification obligations under the agreement).  Further, the Westport Parties agreed to repay certain intercompany indebtedness of BAF to Clean Energy following the conclusion of applicable post-closing adjustment procedures contemplated by the stock purchase agreement. The fair value of the 816,460 shares of Westport’s common stock on June 28, 2013 was $27,221, and the Company recognized a gain of $15,498 on the transaction.  The value of the shares received has been excluded from the Company’s condensed consolidated statements of cash flows as it is a non cash investing activity.  The gain was recorded in the line item gain from sale of subsidiary in the Company’s condensed consolidated statements of operations.

In addition, pursuant to the terms of the stock purchase agreement, the Company, Westport Power Inc. and Westport Fuel Systems Inc. (Westport Power and Westport Fuel Systems are collectively referred to as the “Westport Affiliates”) entered into a marketing agreement, dated June 28, 2013, whereby the Westport Parties will pay the Company $5,000 in cash on or before March 1, 2014.  Under the marketing agreement, the Company and the Westport Affiliates will collaborate during a two year period to encourage sales of all BAF products and certain vehicle products offered by the Westport Affiliates.  As part of the marketing agreement, the Company agreed to provide 750,000 complimentary gasoline gallon equivalents of compressed natural gas to be used by the Westport Affiliates as marketing incentives.

The Company and Westport also entered a registration rights agreement, dated as of June 28, 2013, pursuant to which Westport agreed to register the shares it issued to the Company for resale. The Company sold the 718,485 shares it initially received for net proceeds of $23,722 in July 2013.

MGES

On May 6, 2013, the Company entered into and closed a stock purchase agreement with Mansfield Energy Corp. (“Mansfield”) and its wholly owned subsidiary Mansfield Gas Equipment Systems Corporation (“MGES”).  MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services.  Under the terms of the stock purchase agreement, the Company purchased from Mansfield all of the outstanding capital stock of MGES for $20,000, payable 50% in cash and 50% in shares of the Company’s common stock.  The stock purchase agreement also provides for Mansfield to receive additional consideration if the closing working capital, as defined in the stock purchase agreement, is greater than $3,000.  Upon closing, the Company delivered $9,000 in cash and 761,545 shares of the Company’s common stock, and retained $1,000 to be applied to any final purchase price adjustment according to MGES’s working capital position and indemnification liabilities. On the first anniversary of the closing date, the Company shall deliver the retained amount of $1,000, after all applicable adjustments, if any, to Mansfield. The fair value of the Company’s common stock delivered to Mansfield is excluded from the Company’s condensed consolidated statements of cash flows as it is a non-cash investing activity.

Mansfield further agreed that, for a period beginning on the date of acquisition and ending on October 16, 2013 (the “Lock-Up Expiration Date”), it will not sell, transfer or make any other disposition of all or any portion of the Company’s common shares issued to it pursuant to the stock purchase agreement. The Company agreed to file with the SEC a registration statement covering the resale of the shares and to cause such registration statement to be declared effective by the SEC on or before the Lock-Up Expiration Date.  In addition, the purchase agreement provides that Mansfield will, subject to certain limitations, indemnify the Company for damages and losses incurred or suffered by the Company as a result of, among other things, breaches of Mansfield’s or MGES’s representations, warranties and covenants contained in the stock purchase agreement.

The Company accounted for this acquisition in accordance with Financial Accounting Standards Board’s (“FASB”) authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values, as of the date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$4,475
Property, plant and equipment	1,369
Identifiable intangible assets	600
Goodwill	16,555
Total assets acquired	22,999
Current liabilities assumed	(1,984)
Total purchase price	$21,015

Management allocated approximately $600 of the purchase price to the identifiable intangible assets related to customer relationships and project backorders that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from one to six years. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

The results of operations of MGES have been included in the Company’s consolidated financial statements since May 6, 2013. The historical results of MGES’s operations were not material to the Company’s financial position or historical results of operations.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

Note 4—Restricted Cash

The Company classifies restricted cash as a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
Short-term restricted cash
Standby letters of credit	$669	$338
DCEMB bonds — current operating costs	7,776	8,230
Total short-term restricted cash	8,445	8,568
7.5% Notes	12,256	33,378
DCEMB bonds — long-term plant expansion	952	—
Total restricted cash	$21,653	$41,946

Note 5—Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses. Net unrealized gains and losses are included in other comprehensive income (loss), net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized on the specific identification basis.

The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2013, the Company believes its cost bases for its available-for-sale investments are properly recorded.

Short-term investments as of December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$23,755	$(105)	$23,650
Corporate bonds	4,557	(53)	4,504
Total available-for-sale securities	28,312	(158)	28,154
Certificate of deposits	10,021	—	10,021
Total short-term investments	$38,333	$(158)	$38,175

Short-term investments as of June 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Common stock	$23,954	$137	$—	$24,091
Municipal bonds & notes	24,259	—	(211)	24,048
Corporate bonds	4,104	—	(86)	4,018
Total available-for-sale securities	52,317	137	(297)	52,157
Certificate of deposits	10,081	—	—	10,081
Total short-term investments	$62,398	137	(297)	$62,238

Note 6—Derivative Transactions

The Company, in an effort to manage its natural gas commodity price risk exposures related to certain contracts, utilizes derivative financial instruments.  From time to time, the Company enters into natural gas future contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed price arrangements.  As of June 30, 2013, all of the Company’s previous future contracts had expired. The Company marked to market its open futures positions at the end of each period and recorded the net unrealized gain or loss during the period in derivative (gains) losses in the condensed consolidated statements of operations or in accumulated other comprehensive income in the condensed consolidated balance sheets in accordance with the FASB’s authoritative guidance. For the three month periods ended June 30, 2012 and 2013, the Company recorded unrealized gains of $1,251 and $2, respectively, in other comprehensive income (loss) related to its futures contracts. For the six month periods ended June 30, 2012 and 2013, the Company recorded unrealized gains of $1,966 and $108, respectively, in other comprehensive income (loss) related to its futures contracts. Of the Company’s net futures contracts liability of $107 at December 31, 2012, $5 was recorded as an asset in prepaid expenses and other current assets and $112 was recorded as an accrued liability in the Company’s condensed consolidated balance sheet. The Company’s ineffectiveness related to its futures contracts during the three and six month periods ended June 30, 2012 and 2013 was insignificant. For the three months ended June 30, 2012 and 2013, the Company recognized a loss of approximately $1,196 and $43, respectively, in cost of sales in the accompanying condensed consolidated statement of operations related to its futures contracts that were settled during the respective periods. For the six months ended June 30, 2012 and 2013, the Company recognized a loss of approximately $2,303 and $65, respectively, in cost of sales in the accompanying condensed consolidated statement of operations related to its futures contracts that were settled during the respective periods.

Note 7—Other Receivables

Other receivables at December 31, 2012 and June 30, 2013 consisted of the following:

	December 31, 2012	June 30, 2013
Loans to customers to finance vehicle purchases	$4,151	$3,285
Capital lease receivables	308	315
Accrued customer billings	6,934	4,064
Fuel tax and carbon credits	2,780	14,064
Other	3,635	8,321
	$17,808	$30,049

Note 8—Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. Management’s estimate of market value includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
Raw materials and spare parts	$30,137	$25,821
Work in process	5,835	5,899
Finished goods	2,180	4,230
Total	$38,152	$35,950

Note 9—Land, Property and Equipment

Land, property and equipment at December 31, 2012 and June 30, 2013 are summarized as follows:

	December 31, 2012	June 30, 2013
Land	$1,476	$1,198
LNG liquefaction plants	93,384	93,700
RNG plants	23,582	47,277
Station equipment	158,447	171,143
LNG trailers	13,566	19,687
Other equipment	47,143	52,865
Construction in progress	198,916	192,253
	536,514	578,123
Less: accumulated depreciation	(108,337)	(121,979)
	$428,177	$456,144

As of December 31, 2012 and June 30, 2013, $12,087 and $13,619 are included in accounts payable balances, respectively, which are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 10—Investments in Other Entities

The Company invested in Clean Energy del Peru (“Peru JV”), a joint venture in Lima, Peru that operates CNG stations. The Company accounted for its investment in Peru JV under the equity method of accounting as the Company had the ability to exercise significant influence over Peru JV’s operations. In March 2013, the Company completed the sale of its entire ownership interest in Peru JV for $6,119 after receiving a dividend distribution of $1,091, and recognized a gain of $4,705.

Note 11—Accrued Liabilities

Accrued liabilities at December 31, 2012 and June 30, 2013 consisted of the following:

	December 31, 2012	June 30, 2013
Salaries and wages	$4,558	$6,731
Accrued gas and equipment purchases	10,091	13,504
Derivative liability	112	—
Contingent consideration obligations	70	845
Accrued property and other taxes	4,483	4,793
Accrued professional fees	1,310	785
Accrued employee benefits	2,607	3,422
Accrued warranty liability	2,665	2,355
Other	4,898	9,871
	$30,794	$42,306

Note 12—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following tables:

	June 30, 2012	June 30, 2013
Warranty liability at beginning of year	$3,130	$2,665
Acquired liabilities	—	71
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	2,028	2,034
Service obligations honored	(2,138)	(1,833)
Sale of subsidiary	—	(582)
Warranty liability at end of period	$3,020	$2,355

Note 13—Long-term Debt

Revenue Bonds

On March 25, 2011, the Company’s 70% owned subsidiary, Dallas Clean Energy McCommas Bluff, LLC, a Delaware limited liability company (“DCEMB”), arranged for a $40,200 tax-exempt bond issuance (the “Revenue Bonds”). The Revenue Bonds will be repaid from the revenue generated by DCEMB from the sale of RNG. The Revenue Bonds are secured by the revenue and assets of DCEMB and are non-recourse to DCEMB’s direct and indirect parent companies, including the Company. The bond repayments are amortized through December 2024 and the average coupon interest rate on the bonds is 6.60%. The bond issuance closed March 31, 2011.  The bond proceeds were used to finance further improvements and expansion of the landfill gas processing facility owned by DCEMB at the McCommas Bluff landfill outside of Dallas, Texas.

All payments received by DCEMB are placed into various accounts in accordance with the requirements of the loan documents.  The funds are used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the loan documents.  At the end of each month after all required account fundings have been fulfilled, all remaining excess funds are delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined in the loan documents, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1,300. Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current in the line item notes receivable and other long term assets. At June 30, 2013, $8,230 was recorded as short term restricted cash in the accompanying condensed consolidated balance sheet.

The Indenture and the Loan Agreement have certain non-financial debt covenants with which DCEMB must comply. As of June 30, 2013, DCEMB was in compliance with all its debt covenants.

Purchase Notes

In connection with the closing of the Company’s acquisition of IMW Industries, Ltd. (“IMW”), the Company agreed to make future payments consisting of four annual payments in the amount of $12,500 which were subsequently amended to be CAD$5,000 and $7,500 (collectively, the “IMW Notes”). Each payment under the IMW Notes will consist of CAD$5,000 in cash and $7,500 in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock to be determined at the Company’s option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. In January 2011, the Company paid $5,000 in cash and $7,500 in shares of its common stock. The Company paid CAD$5,000 in cash in January 2012 and $3,750 in shares of its common stock in each of August 2012 and October 2012. The Company paid CAD$5,000 in cash and $7,500 in shares of its common stock in February 2013. The IMW Notes that were settled with shares of the Company’s common stock are not included in the condensed consolidated statements of cash flows as they are non-cash financing activities.

In connection with the closing of the Company’s acquisition of Northstar in December 2010, the Company agreed to make future payments consisting of five annual payments in the amount of $700 were with the first payment due December 15, 2011. Each of the first two payments of $700 was paid in December 2011 and 2012, respectively.

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

In connection with the closing of the Company’s acquisition of ServoTech in April 2012, the Company paid $1,400 in cash at closing and paid an additional $1,400 in cash on October 31, 2012. See note 2.

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

(v)                                 A forward exchange contract line with a limit of CAD$13,750 that allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at June 30, 2013).

(vii)                           An operating line of credit with a limit of 5,000 Renminbi (“RMB”) (CAD$850) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

(viii)                        A 16,750 Bangladeshi Taka (CAD$221) operating line of credit bearing interest at 14%.

(ix)                              A 170,000 Colombian Peso (CAD$92) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 12%.

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

The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including: 1) its ratio of debt to tangible net worth must be no greater than 3.0 to 1.0, 2) it must maintain a tangible net worth of at least CAD$7,000 and 3) its ratio of current assets to current liabilities may not be less than 1.25 to 1.0. IMW was in compliance with the financial covenants as of June 30, 2013.

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

Chesapeake Notes (7.5% Notes)

On July 11, 2011, the Company entered into a Loan Agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a “CHK Note” and collectively the “CHK Notes”).  The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012. The Company and Chesapeake also entered a registration rights agreement (the “Existing CHK Registration Rights Agreement” and collectively with the CHK Notes and the CHK Agreement, the “Existing CHK Loan Documents”) pursuant to which the Company agreed, subject to the terms and conditions of the Existing CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of shares of the Company’s common stock (“Shares”) issuable upon conversion of the Notes and (ii) at the request of Chesapeake, participate in one or more underwritten offerings of Shares of issuable upon conversion of the Notes.

On June 14, 2013 (the “Transfer Date”), Chesapeake, Boone Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), entered a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the Existing CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the Existing CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”).  The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.

Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (the “Amended Agreements”).  The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the change in ownership of the CHK Notes.  In addition, the Company and the Buyers entered a registration rights agreement (the “Amended Registration Rights Agreement”) with the same terms as the Existing CHK Registration Rights Agreement, other than changes to reflect the change in ownership of the CHK Notes.  Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the “June Advance”).  In addition, the Company cancelled the existing CHK Notes and re-issued replacement notes, and the Company also issued notes to the Buyers in exchange for the June Advance (the re-issued replacement notes and the notes issued in exchange for the June Advance are referred to herein as the “7.5% Notes”).

The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into Shares at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all, or a portion of, the principal and accrued and unpaid interest under each such note for Shares at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into Shares if, following the second anniversary of the issuance of a 7.5% Note, the Shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its issuance, and the Company may repay each 7.5% Note in Shares or cash. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of liquefied natural gas stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable.

As a result of the foregoing transactions, (i) Mr. Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4.1 million Shares, and (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $85,000, which 7.5% Notes are convertible into approximately 5.4 million Shares.

At June 30, 2013, approximately $33,378 of these funds were included in long term restricted cash as the Company anticipates using the funds primarily to build LNG fueling stations. As of June 30, 2013, the Company met its obligations under the Amended Registration Rights Agreement.

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

The SLG Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at each Purchaser’s option into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all, or any portion of, the principal and accrued and unpaid interest under each such note for Shares at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into Shares if, following the second anniversary of the issuance of the SLG Notes, the Company’s

Shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in Shares or cash. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 shares of the Company’s common stock. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 shares of the Company’s common stock. Such conversions were not included in the condensed consolidated statements of cash flows as they are a non-cash financing activity.

In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the “SLG Registration Rights Agreements”) pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Company’s common stock issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Company’s common stock issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Company’s common stock, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Company’s common stock included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of June 30, 2013, the Company met its obligations under the SLG Registration Rights Agreement.

GE Loans

On November 7, 2012, the Company, through two wholly owned subsidiaries (the “Borrowers”), entered into a financing arrangement with General Electric Capital Corporation (“GE,” and the agreement governing such arrangement, the “GE Credit Agreement”). Pursuant to the GE Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG production facilities (individually a “Project” and together the “Projects”), each with an expected production capacity of approximately 250,000 LNG gallons per day. The Company expects to sell the LNG produced by the Projects through America’s Natural Gas Highway, a nationwide network of natural gas truck fueling stations, which the Company is building along major transportation corridors in the United States.

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

The GE Credit Agreement further provides that (i) if initial Loans are not made prior to December 31, 2014, the GE Credit Agreement will automatically terminate, (ii) each Project must be completed by the earlier of (a) the date thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2016 (with respect to each Project, the “Date Certain”), (iii) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (iv) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (v) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then- current LIBOR rate plus 7.00%, provided that for purposes of the GE Credit Agreement, the then-current LIBOR rate will always be at least 1.00%. The GE Credit Agreement includes various customary covenants, including debt service coverage ratios, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of June 30, 2013, the Company has not drawn any money under the GE Credit Agreement and was in compliance with the financial covenants.

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

The Company and GE also entered an equity contribution agreement (the “EC Agreement”) pursuant to which the Company agreed to pay at least 25% of the budgeted cost of the Projects and all additional costs that exceed such expected budgeted costs, in each case, in the form of equity contributions to the Borrowers (“Equity Contributions”). The EC Agreement also requires the Company to provide, concurrent with GE’s extension of the initial Loans under the GE Credit Agreement, letter(s) of credit in an amount equal to the Company’s then-current unfunded Equity Contributions.

Concurrently with the execution of the GE Credit Agreement, the Company issued to GE a warrant (“GE Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock (see note 14), and entered into a registration rights agreement with GE pursuant to which the Company agreed to file one or more registration statements with the SEC relating to the resale of the shares issuable upon exercise of the GE Warrant.  As of June 30, 2013, the Company met its obligation under such registration rights agreement.

Mavrix Note

On April 25, 2013, Mavrix, LLC (“Mavrix”), a newly-formed special purpose vehicle subsidiary of Clean Energy Renewable Fuels, LLC (“CERF”), entered into a note purchase agreement (“NPA”) with Massachusetts Mutual Life Insurance Company (the “Mavrix Note Purchaser”).  A wholly owned subsidiary of the Company, Mavrix owns all of the equity interests in Canton Renewables, LLC (“Canton”) and 70% of the equity interests in Dallas Clean Energy, LLC, which owns all of the equity interests in DCEMB (together with Canton, the “Project Companies”). Canton owns a RNG extraction and processing project at the Sauk Trail Hills Landfill in Canton, Michigan and DCEMB owns the RNG extraction and processing project at the McCommas Bluff Landfill in Dallas, Texas.

Pursuant to the NPA, on April 25, 2013 (the “Mavrix Issuance Date”), the Mavrix Note Purchaser (i) purchased a secured multi-draw promissory note (the “Mavrix Note”) from Mavrix in the maximum aggregate principal amount of $30,000 (the “Maximum Principal Amount”), and (ii) funded an initial advance of $5,000 under the Mavrix Note.  Subject to Mavrix and the Project Companies satisfying certain conditions described in the NPA, the Mavrix Note Purchaser will make additional advances under the Mavrix Note, up to the Maximum Principal Amount.  Mavrix will use the proceeds from the sale of the Mavrix Note and any advances thereunder to (x) pay any transaction costs and fees related to the NPA and the issuance of the Mavrix Note and (y) make distributions to its direct and indirect parent companies.  Mavrix’s direct and indirect parent companies plan to use such distributions to finance construction of additional RNG extraction and processing projects and for working capital purposes.

The Mavrix Note matures 12 years from the Mavrix Issuance Date and bears cash interest at the rate of 12% per annum and paid in kind interest at the rate of 2.0% per annum.  The principal amount of the Mavrix Note will be repaid in 28 quarterly installments commencing on June 30, 2018, provided that the NPA requires mandatory prepayment of such principal amount upon certain casualty or condemnation events, assets sales or extraordinary transactions.  In addition, Mavrix may not voluntarily repay the Mavrix Note until the third anniversary of the Mavrix Issuance Date and, subject to the foregoing restriction, Mavrix must pay a prepayment premium if it prepays the Mavrix Note prior to the ninth anniversary of the Mavrix Issuance Date.

The Mavrix Note is secured by (i) a first priority security interest in all of Mavrix’s assets and (ii) a pledge of Mavrix’s outstanding equity interests.  In addition, the NPA includes various customary affirmative and negative covenants and also provides for customary events of default which, if such events occur, would permit or require the Mavrix Note to become, or to be declared, due and payable.  The Mavrix Note is non-recourse to the Company.

Long-term debt at December 31, 2012 and June 30, 2013 consisted of the following:

	December 31, 2012	June 30, 2013
IMW Notes	$23,983	$11,720
Northstar future payments	1,848	1,912
DCEMB notes	585	585
DCEMB Revenue Bonds (non recourse to the Company)	38,700	37,600
7.5% Notes	100,000	150,000
SLG Notes	149,000	145,000
Weaver future payments	680	698
IMW assumed debt	12,661	11,562
Mavrix Note	—	5,000
Capital lease obligations	3,568	4,053
Total debt and capital lease obligations	331,025	368,130
Less amounts due within one year and short-term borrowings	(30,389)	(28,439)
Total long-term debt and capital lease obligations	$300,636	$339,691

Note 14—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. In the three and six months ended June 30, 2013, 5,000,000 shares of common stock related to the GE Warrant were included in the basic and dilutive net loss per share calculation.  The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Basic and diluted:
Weighted average number of common shares outstanding	86,625,655	93,985,438	86,155,678	93,561,302

Certain securities were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2012 and 2013, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of June 30, 2012 and 2013 for these instruments are as follows:

	June 30,
	2012	2013
Options	10,564,834	11,679,877
Warrants	2,130,682	2,130,682
Convertible notes	13,097,669	19,160,338
Restricted Stock Units	1,545,000	1,545,000

Note 15—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Stock-based compensation expense	$5,768	$5,451	$10,448	$11,663
Stock-based compensation expense, net of tax	$5,768	$5,451	$10,448	$11,663

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	12,083,677	$11.75
Options granted	53,500	13.78
Options exercised	(73,847)	5.68
Options forfeited	(383,453)	12.05
Outstanding, June 30, 2013	11,679,877	$11.79	6.02	$16,469
Exercisable, June 30, 2013	8,539,218	$11.08	5.04	$18,103

As of June 30, 2013, there was $18,065 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the six months ended June 30, 2013 was $8,442.

The Company plans to issue new shares to its employees upon the employees’ exercise of their options. The intrinsic value of all options exercised during the six months ended June 30, 2012 and 2013 was $11,459 and $622, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2013:

Six Months Ended June 30, 2013
Dividend yield	0.00%
Expected volatility	55.2% to 56.3%
Risk-free interest rate	1.0% to 1.1%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the six months ended June 30, 2012 and 2013 were $9.09, and $7.20, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company’s historical volatility for a period commensurate with the expected life of the options granted, the Company’s historical volatility, and the Company’s implied volatility of its traded options. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding options. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $6,970 and $7,253 of stock option expense during the six months ended June 30, 2012 and 2013, respectively. The Company has not recorded any tax benefit related to its stock option expense.

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

As of June 30, 2013, there was $5,343 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 0.7 years.  The Company recorded $3,478 and $4,410 of expense during the six months ended June 30, 2012 and 2013, respectively, related to the RSUs. The Company has not recorded any tax benefit related to its RSU expense.

Employee Stock Purchase Plan

On May 7, 2013, the Company adopted an employee stock purchase plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at 85% of the fair market value of the common stock on the last trading day of two consecutive, non-concurrent offering periods each year. The Company has reserved 2,500,000 shares of its common stock for issuance under the ESPP, and expects the first offering period under the ESPP will commence on September 1, 2013.

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

Note 17—Income Taxes

The Company’s income tax provision for the three months and six months ended June 30, 2013 was $293 and $2,098, respectively.  The tax expense for the three months ended June 30, 2013 of $293 was comprised of taxes due on the Company’s U.S. and foreign operations.  The tax expense for the six months ended June 30, 2013 of $2,098 was comprised of taxes due on the Company’s U.S. and foreign operations of $689 and a discrete tax expense of $1,409 related to the sale of the Company’s interest in Peru JV during the period.  The effective tax rate for the three months and six months ended June 30, 2012 and 2013 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.

The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months and six months ended June 30, 2012 or June 30, 2013, and the net interest incurred was immaterial for such periods.

Note 18—Fair Value Measurements

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

During the six months ended June 30, 2013, the Company’s financial instruments consisted of available-for-sale securities, natural gas futures contracts (the last of which expired June 30, 2013), debt instruments, a contingent consideration obligation, and its Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts which is considered to be a Level 2 fair value measurement. The Company uses projected financial results for the respective entities and expected final purchase price adjustments, discounted to reflect the time value of money, to value its contingent consideration obligations which are considered to be Level 3 fair value measurements. The fair market value of the Company’s debt instruments approximated their carrying values at June 30, 2013. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate the market participant’s view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 2.8 years as of June 30, 2013. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement in the table below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013, respectively:

Description	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Certificate of deposits	$10,021	$—	$10,021	$—
Municipal bonds and notes	23,650	—	23,650	—
Corporate bonds	4,504	—	4,504	—
Liabilities:
Natural gas futures contracts (2)	107	—	107	—
Contingent consideration obligation (3)	1,516	—	—	1,516
Series I warrants (4)	8,102	—	—	8,102

Description	Balance at June 30, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Certificate of deposits	$10,081	$—	$10,081	$—
Common stock	24,091	24,091	—	—
Municipal bonds and notes	24,048	—	24,048	—
Corporate bonds	4,018	—	4,018	—
Liabilities:
Contingent consideration obligation (3)	845	—	—	845
Series I warrants (4)	8,607	—	—	8,607

(1) Included in short-term investments in the condensed consolidated balance sheets. See note 5 for further information.

(2) See note 6 for further information.

(3) Included in accrued liabilities in the condensed consolidated balance sheets.

(4) Included in other long-term liabilities in the condensed consolidated balance sheets.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Liabilities: Contingent Consideration	June 30, 2012	June 30, 2013
Beginning Balance	$5,978	$1,516
Total gain included in SG&A expense	(4,294)	(671)
Payments	(350)	—
Ending Balance	$1,334	$845

Liabilities: Series I Warrants	June 30, 2012	June 30, 2013
Beginning Balance	$11,493	$8,102
Total loss included in earnings	4,607	505
Ending Balance	$16,100	$8,607

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

Contingent Consideration

Pursuant to the terms in the asset purchase agreement related to the acquisition of IMW’s assets, the IMW shareholder will earn additional consideration if IMW achieves certain minimum gross profit targets in fiscal years 2011 through 2014. Therefore, the Company estimated the fair value of the contingent consideration based on the payout structure using the following inputs as of June 30, 2013:

Unobservable Input	Range
Gross profit projection	$16,321—$32,641
Probability of reaching target gross profit	0.0%—40.0%

Generally, a positive change in the assumptions used for the probability of achieving a higher gross profit target threshold would result in a directionally similar change in the estimated fair value of the contingent consideration, and thus an increase in the associated liability.

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes Model based on the following inputs as of June 30, 2013:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$13.20
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	2.83
Implied volatility of the Company’s common stock	44.8%—46.2%
Assumed discount rate	Simple average 0.7%

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

Non-financial assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the six months ended June 30, 2012 and 2013.  The Company’s use of these nonfinancial assets does not differ from their highest and best use as determined from the perspective of a market participant.

Note 19—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

On January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items into net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. An entity shall provide this information together, in one location, in either of the following ways: a) on the face of the statement where net income is presented, or b) as a separate disclosure in the notes to the financial statements. The gain or loss resulting from the settlement of the Company’s futures contracts is principally the only item being reclassified during the three and six months ended June 30, 2012 and 2013.  The Company has disclosed this information in note 6.

Note 20—Volumetric Excise Tax Credit (VETC)

On January 2, 2013, the American Taxpayer Relief Act was signed into law which extended VETC through December 31, 2013 and made it retroactive to January 1, 2012. The Company records its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. The Company did not record any VETC revenues in 2012.  VETC revenues recognized during the three month and six month periods ended June 30, 2013 were $5,936 and $32,153, respectively. The VETC revenues recognized during the six months ended June 30, 2013 includes $20,800 for the 2012 VETC credits.

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

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2012 Annual Report on Form 10-K (the”2012 10-K”). In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2012 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance services (“O&M”) to customers, offer solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, produce renewable natural gas (“RNG”), which can be used as vehicle fuel or sold for power generation, and sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits”) we generate under the federal Renewable Fuel Standard Phase 2. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives.  Further, we previously owned BAF Technologies, Inc. and its wholly owned subsidiary, ServoTech (BAF Technologies, Inc. and ServoTech are collectively referred to as “BAF”). BAF converted light and medium duty vehicles to run on natural gas and provided design and engineering services for natural gas engine systems. On June 28, 2013, we sold BAF to Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport Innovations Inc.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Sources of revenue.  We generate revenues by selling CNG and LNG, providing O&M services to our vehicle fleet customers, designing and constructing fueling stations and selling or leasing those stations to our customers, selling RNG, selling non-lubricated natural gas fueling compressors and other equipment for CNG and LNG fueling stations, providing maintenance services, offering solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, providing financing for our customers’ natural gas vehicle purchases and selling tradable credits, including LCFS Credits and RIN Credits. In addition, until June 28, 2013, we generated revenues (through BAF) by selling converted natural gas vehicles and providing design and engineering services for natural gas engine systems.

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our RNG production facilities, (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our 2012 10-K, presents our key operating data for the years ended December 31, 2010, 2011, and 2012 and for the three and six months ended June 30, 2012 and 2013:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
CNG	81.4	101.8	130.5	32.2	35.6	61.2	69.6
RNG	7.4	6.7	8.9	2.0	2.2	4.1	4.4
LNG	33.9	47.1	55.5	14.4	14.8	27.0	28.5
Total	122.7	155.6	194.9	48.6	52.6	92.3	102.5

Operating data
Gross margin	$69,945	$76,033	$80,324	$21,312	$26,175	$39,060	$68,477	(1)
Net loss attributable to Clean Energy Fuels Corp.	(2,516)	(47,633)	(101,255)	(11,294)	(11,943)	(43,199)	(15,814	)(1)

(1)         See discussion under “Operations — Government Incentives” below.

Key trends.  According to the U.S. Department of Energy, Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 19% during the period January 1, 2010 through December 31, 2012. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods, increasingly stringent environmental regulations affecting vehicle fleets and increased production of natural gas.

The number of fueling stations we owned, operated, maintained and/or supplied grew from 196 at December 31, 2009 to 432 at June 30, 2013 (a 120.4% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2010 to 2012 increased by 58.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2010, 2011 and 2012. In addition, beginning in 2011, we also benefitted from increased revenues from compressor sales and LNG fueling station installations as a result of our acquisitions of IMW Industries, Ltd. (“IMW”) and Wyoming Northstar Incorporated and its affiliated companies (“Northstar”), which occurred during the third and fourth quarters of 2010, respectively. Revenue can vary between periods due to timing of station construction sale activity.

Our fuel cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG and LNG to our customers in 2010 through 2012 and the first six months of 2013. Starting in 2011, the cost of sales related to compressors sold through IMW and fueling station installations performed by Northstar also contributed to the increase.   Cost of sales can vary between periods due to timing of station construction sale activity.

During 2012 and the first six months in 2013, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.07 in February 2012 and was $96.56 per barrel on June 30, 2013. In California, the average retail price for gasoline was $3.68 per gallon in January 2012, hit a high of $4.71 per gallon in October 2012, and was $4.12 per gallon at June 30, 2013. Average retail prices for diesel fuel in California were $4.05 per diesel gallon in January 2012, hit a high of $4.50 per diesel gallon in September 2012, and was $4.04 per diesel gallon at June 30, 2013. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a relatively consistent discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount. During this time period, the price for natural gas increased slightly. The NYMEX price for natural gas fluctuated from $3.08 per MMbtu in January 2012, to $3.71 per MMbtu in December 2012, to $4.15 per MMbtu in June 2013. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.75 per gallon for the month of January 2012 to $2.90 per gallon for the month of June 2013. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.48 per gallon during January 2012 to $2.63 per gallon for the month of June 2013.

Recent developments.  In January 2013, certain federal fuel tax credits were extended through December 31, 2013 and made retroactive to January 1, 2012. The amount attributed to 2012, $20.8 million, has been recorded by us in the first quarter of 2013, the period in which the law was passed. In January and February 2013, an aggregate of $4.0 million of principal and accrued interest under an SLG Note (as defined and discussed elsewhere in this Item 2 and in note 13 to our condensed consolidated financial statements) was converted by the holder into 268,664 shares of our common stock. In March 2013, we sold our ownership interest in our joint venture in Peru for approximately $6.1 million after receiving a dividend distribution of approximately $1.1 million (see note 10 to our condensed consolidated financial statements). In April 2013, our subsidiary Mavrix, LLC (“Mavrix”) issued a secured multi-draw promissory note in the maximum aggregate principal amount of $30.0 million and received an initial advance of $5.0 million (the “Mavrix Note”) (see note 13 to our condensed consolidated financial statements). In May 2013, we purchased Mansfield Gas Equipment Systems Corporation (“MGES”) for approximately $21.0 million, 50% of which we paid in cash and 50% of which we paid in shares of our common stock (see note 2 to our condensed consolidated financial statements). In June 2013, we sold BAF for approximately $27.2 million (see note 2 to our condensed consolidated financial statements). In June 2013, Boone Pickens and Green Energy Investment Holdings, LLC, (i) purchased from Chesapeake NG Ventures Corporation (“Chesapeake”) the outstanding 7.5% convertible promissory notes in the aggregate principal amount of $100 million we had previously issued to Chesapeake, and (ii) delivered to us an aggregate of $50.0 million (in satisfaction of the funding requirement they assumed from Chesapeake in connection with the foregoing purchase) and were issued additional 7.5% convertible promissory notes in the aggregate principal amount of $50.0 million (the 7.5% convertible notes held by Mr. Pickens and Green Energy Investment Holdings, LLC are referred to as the “7.5% Notes”). (see note 13 to our condensed consolidated financial statements).

Anticipated future trends.  We anticipate that, over the long term, the prices for gasoline and diesel will continue to be significantly higher than the price of natural gas as a vehicle fuel, which will continue to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our acquisitions of IMW and Northstar, we are a fully integrated provider of advanced compression technology, CNG and LNG station design and construction, and CNG and LNG fueling. We anticipate expanding our sales of CNG and LNG in each of the markets in which we operate, including trucking, refuse hauling, airports, taxis and public transit, and plan to enter additional markets, including marine and rail. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network and LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business that may require us to raise additional capital. Additionally, we have, and will continue to, increase our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

We anticipate the commercial roll-out of natural gas engines that are well-suited for the U.S. heavy-duty over-the-road (“OTR”) trucking market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry. Heavy-duty trucks in the United States are generally high-volume consumers of vehicle fuel, and we believe many use 20,000 gallons or more per truck per year, We expect that the lower cost of natural gas fuel compared to gasoline and diesel will result in substantial fuel savings for operators. With over eight million heavy-duty trucks registered in the U.S. market, we believe that this market may become our largest market. As a result, we have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck fueling stations, which we refer to as “America’s Natural Gas Highway,” or “ANGH,” on the interstate highway system and in major metropolitan areas that will enable natural gas fueled freight trucking coast to coast and border to border within the 48 continental states. We expect America’s Natural Gas Highway to initially include approximately 150 truck fueling stations, of which 70 ANGH stations were completed at the end of 2012. Of these 70 stations, nine are open and selling natural gas (in addition to six stations completed prior to 2011 that we consider part of America’s Natural Gas Highway), and the remainder are planned to open as natural gas engines that are well-suited for the trucking market (including the CWI 11.9 liter engine, which began initial commercial production in April 2013) become available and trucks powered by such engines are deployed in the geographic areas where the stations are located. We expect to build approximately 30 - 50 additional ANGH stations in 2013, depending upon the deployment of natural gas trucks, demand for LNG, and our ability to identify and obtain suitable locations for LNG stations, among other factors.

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

Our business plan calls for approximately $78.5 million in capital expenditures from July 1, 2013 through the end of 2013, primarily related to construction of new fueling stations, including ANGH stations, expanding our California LNG plant, expanding and building landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. For more information, see “Liquidity and Capital Resources” and “Capital Expenditures” below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customers. For the six months ended June 30, 2013, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate revenues through sales of advanced natural gas fueling compressors and other natural gas fueling station equipment, providing station modification and maintenance services, providing financing for our customers’ natural gas vehicle purchases, and selling RIN and LCFS Credits.

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

LNG Production and Sales

We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, and we plan to build two new LNG plants in connection with our strategic collaboration with GE (see note 13 to our condensed consolidated financial statements). We expect that these additional plants, as well as our planned expansion of our Boron, California plant, and other plants to be built by us or third parties in the future, will be necessary to secure sufficient sources of LNG in the future.

We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations. Increasingly, we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012 and the first six months of 2013, we procured 44% and 37%, respectively, of our LNG from third- party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We expect to enter additional purchase contracts with third party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and may enter into additional “take or pay” contracts that require us to purchase minimum volumes of LNG at index- based rates. We deliver LNG via our fleet of 80 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at the pump based on prevailing market conditions.

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

The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during the six month period ended June 30, 2013 were $32.2 million, which includes $20.8 million for CNG and LNG we sold in 2012 that we recognized in January 2013.

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

Station Construction

We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We charge construction fees or lease rates based on the size and complexity of the project. In May 2013, we purchased MGES for approximately $21.0 million. MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services.

Vehicle Acquisition and Finance

We offer vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through June 30, 2013, we have not generated significant revenue from vehicle financing activities.

RNG

We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell RNG produced at the facility to Shell Energy North America (US) L.P. under a gas sale agreement and, depending upon RNG production volumes, we have the ability to sell RNG as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We are building a third RNG facility at a Republic Services landfill in North Shelby, Tennessee, and we expect the facility to be operational during the first quarter of 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure.

Vehicle Conversions

Prior to June 28, 2013, we owned BAF, a provider of natural gas vehicle (“NGV”) conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF’s vehicle conversions included taxis, vans, pick-up trucks and shuttle buses. BAF utilized advanced natural gas system integration technology and had certified NGVs under standards of both the Environmental Protection Agency and the California Air Resources Board achieving Super Ultra Low Emission Vehicle emissions. BAF owned ServoTech Engineering, Inc. (“ServoTech”). ServoTech provided, among other services, design and engineering services for natural gas engine systems. We generated revenues through the sale of natural gas vehicles that had been converted to run on natural gas by BAF, and design and engineering services for natural gas engine systems by ServoTech. For the six months ended June 30, 2012 and 2013, BAF and ServoTech combined contributed approximately $14.9 million, and $7.0 million, respectively, to our revenue. On June 28, 2013, we sold our ownership interest in BAF and its ServoTech subsidiary for approximately $27.2 million.

Natural Gas Fueling Compressors

Our subsidiary, IMW, manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the United States. For the six months ended June 30, 2012 and 2013, IMW contributed approximately $27.7 million and $36.8 million, respectively, to our revenue.

Sales of RIN and LCFS Credits

We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RIN and LCFS Credits to comply with federal and state requirements. In 2012, we realized $2.9 million in revenue through the sale of LCFS Credits. During the six month period ended June 30, 2013, we realized $1.7 million and $1.2 million in revenue through the sale of LCFS and RIN Credits, respectively. We anticipate that we will generate and sell increasing numbers of RIN and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel.

Volatility of Earnings and Cash Flows

During 2012 and the first six months of 2013, our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for these periods. In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At June 30, 2013, we had no margin deposits or futures contracts in place.

Volatility of Earnings Related to Series I Warrants

Under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a loss of $4.6 million and $0.5 million related to recording the estimated fair value changes of our Series I warrants in the six months ended June 30, 2012 and 2013, respectively. See note 18 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of June 30, 2013, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings Related to Contingent Consideration

Under business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of IMW in our financial statements through the contingency period, which expires on March 31, 2014.

If the anticipated results of IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former IMW shareholder. During the first six months of 2012 and 2013, we recognized a gain of $4.3 million and $0.7 million, respectively, related to the estimated change in value of the IMW contingent consideration. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of changes in the estimated fair value of the contingent consideration amount.

Debt Compliance

In connection with our acquisition of IMW, we entered into a credit agreement with HSBC Bank Canada that requires IMW to comply with certain financial covenants (see note 13 to our condensed consolidated financial statements). If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of June 30, 2013.

The indenture and the loan agreement entered into by Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), our 70% owned subsidiary, as part of issuing its Revenue Bonds, as defined and disclosed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which DCEMB must comply. As of June 30, 2013, we were in compliance with these debt covenants.

The loan agreements relating to the 7.5% Notes, as discussed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of June 30, 2013, we were in compliance with these debt covenants.

The convertible note purchase agreements we entered into as part of issuing the SLG Notes, as defined and discussed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of June 30, 2013, we were in compliance with these covenants.

The GE Credit Agreement, as defined and discussed in note 13 to our condensed consolidated financial statements, contains certain covenants with which we must comply. As of June 30, 2013, we were in compliance with these covenants.

The Mavrix Note, as defined and discussed in note 13 to our condensed consolidated financial statements, contains certain debt covenants with which we must comply. As of June 30, 2013, we were in compliance with these covenants.

Risk Management Activities

Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2012 10-K. For the quarter ended June 30, 2013, there were no material changes to our risk management activities.

Critical Accounting Policies

For the six months ended June 30, 2013, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2012 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 19 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Statement of Operations Data:
Revenue:
Product revenues	82.6%	88.9%	86.1%	89.3%
Service revenues	17.4	11.1	13.9	10.7
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	62.6	66.9	66.6	58.4
Service cost of sales	6.9	3.4	6.1	3.8
Derivative (gains) loss on Series I warrant valuation	(12.7)	—	3.2	0.3
Selling, general and administrative	39.9	39.9	36.8	37.6
Depreciation and amortization	12.8	12.2	11.9	11.6
Total operating expenses	109.5	122.4	124.6	111.7
Operating loss	(9.5)	(22.4)	(24.6)	(11.7)
Interest expense, net	(4.7)	(7.1)	(4.9)	(6.3)
Other expense, net	(1.7)	(1.3)	(0.2)	(0.8)
Income (loss) from equity method investment	0.1	—	0.1	—
Gain from sale of equity method investment	—	—	—	2.6
Gain from sale of subsidiary	—	17.6	—	8.6
Loss before income taxes	(15.8)	(13.2)	(29.6)	(7.6)
Income tax expense	(0.2)	(0.3)	(0.3)	(1.2)
Net loss	(16.0)	(13.5)	(29.9)	(8.8)
Loss (income) of noncontrolling interest	(0.1)	0.1	(0.1)	—
Net loss attributable to Clean Energy Fuels Corp.	(16.1)	(13.4)	(30.0)	(8.8)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2013

Revenue.  Revenue increased by $18.3 million to $88.1 million in the three months ended June 30, 2013, from $69.8 million in the three months ended June 30, 2012. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 48.6 million gasoline gallon equivalents to 52.6 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 3.4 million gallons. Our net increase in CNG volume was primarily from 22 new refuse customers, four new airport customers and one new transit customer, which together accounted for 3.9 million gallons of the CNG volume increase between periods. We also experienced an increase of 1.4 million gallons in CNG volume between periods from our existing refuse, trucking and transit customers. These CNG gallon increases were offset by a decline of 2.1 million gallons associated with our sale of our 49% interest in our Peruvian joint venture in March 2013. Further, we experienced an increase of 0.4 million gallons in LNG volume between periods, which was primarily due to a combination of 0.7 million gallons from five new refuse, transit and trucking customers. These LNG gallon increases were offset by a decrease of 0.3 million gallons from one existing transit customer that is in the process of transitioning to CNG buses. We experienced an increase in our RNG sales (primarily through our 70% share of the RNG sales at DCEMB) of 0.2 million gallons between periods due to increased RNG production at DCEMB’s facility. Revenue attributable to VETC increased between periods as we did not record any revenue related to fuel tax credits in the second quarter of 2012 because the fuel tax credits expired December 31, 2011, and we recorded $6.0 million of revenue related to fuel tax credits during the second quarter of 2013. In January 2013, the fuel tax credit was reinstated retroactive to January 1, 2012 and extended through December 31, 2013. Revenue attributable to IMW increased between periods by $5.0 million. Also contributing to the revenue increase between periods was the $4.6 million increase in station construction revenue, of which $2.0 million was contributed by station construction projects from our acquisition of MGES in May of 2013. Our effective price per gallon charged was $0.89 in the three months ended June 30, 2013, which represents an $0.08 per gallon increase from $0.81 per gallon in the three months ended June 30, 2012. The increase was due to higher natural gas prices in the second quarter of 2013, upon which we base a portion of our pricing to our customers. These increases were offset by a $3.8 million decrease in the sales of natural gas vehicle equipment and emission control services by BAF between periods. Revenue also decreased by $1.0 million related to the sales of LCFS and RIN Credits between periods. The second quarter of 2012 included $1.8 million of 2011 LCFS and RIN Credits in addition to the first quarter of 2012 LCFS and RIN Credits due to the lifting of a federal court injunction in the second quarter of 2012 that had prohibited enforcement of the California Low Carbon Fuel Standard.

Cost of sales.  Cost of sales increased by $13.4 million to $61.9 million in the three months ended June 30, 2013, from $48.5 million in the three months ended June 30, 2012. Our cost of sales primarily increased between periods as a result of an increase in our effective cost per gallon between periods. Our effective cost per gallon increased by $0.11 per gallon, from $0.48 per gallon to $0.59 per gallon, in the three months ended June 30, 2013. This increase was the result of higher natural gas costs between periods. Cost of sales at IMW incurred increased between periods by $4.0 million due to their increased sales between periods. We experienced a $3.2 million increase in station construction costs, of which $1.6 million of costs related to station construction projects from our acquisition of MGES in May of 2013. Also contributing to the increase in cost of sales between periods was our delivery of more volume to our customers. These increases were offset by the $1.8 million decrease in costs related to BAF’s vehicle equipment sales and emission control services between periods as BAF’s sales of natural gas vehicle equipment decreased between periods.

Derivative (gain) loss on Series I warrant valuation.  Derivative (gain) loss decreased by $8.9 million to $0.0 million in the three months ended June 30, 2013, from an $8.9 million gain in the three months ended June 30, 2012. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 18 to our condensed consolidated financial statements contained elsewhere in this report).

Selling, general and administrative.  Selling, general and administrative increased by $7.3 million to $35.2 million in the three months ended June 30, 2013, from $27.9 million in the three months ended June 30, 2012. Salaries and employee benefits increased by $1.6 million between periods, primarily due to higher average salaries and benefits per employee during the second quarter of 2013 compared to 2012, as we increased our sales force by 18 and hired more management level positions between periods to help support America’s Natural Gas Highway and our continued business expansion. Also related to our expansion, we experienced a $2.6 million increase in consulting, legal, business insurance, and natural gas policy and promotion expenses between periods. During the second quarter of 2013, we incurred moving expenses related to the move of our corporate office to Newport Beach, California and costs related to vacating the offices we leased in Seal Beach, California, which amounted to $1.3 million. Also contributing to the increase between periods was the effect of recording $1.0 million of lower gains on the IMW contingent consideration in the three months ended June 30, 2013. Our travel and entertainment expenses increased by $0.8 million between periods, primarily due to the increased travel of our sales team to develop new customers in the heavy-duty trucking market.

Depreciation and amortization.  Depreciation and amortization increased by $1.9 million to $10.8 million in the three months ended June 30, 2013, from $8.9 million in the three months ended June 30, 2012. This increase was primarily due to additional depreciation expense in the three months ended June 30, 2013 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including our efforts to build-out America’s Natural Gas Highway, and complete our RNG production facility in Canton, Michigan.

Interest expense, net.  Interest expense, net, increased by $3.0 million to $6.3 million for the three months ended June 30, 2013, from $3.3 million for the three months ended June 30, 2012. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in July 2012, the additional $50.0 million of convertible notes we issued in June 2013, and the $5.0 million Mavrix Note we issued in April 2013 (see note 13 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other expense, net, decreased by $0.1 million to $1.1 million of expense for the three months ended June 30, 2013, compared to $1.2 million of expense for the three months ended June 30, 2012. This decrease was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes.

Income from equity method investment.  During the three months ended June 30, 2013 and 2012, we recorded $0.0 million and $0.1 million, respectively of equity in the income of our 49% interest in our Peruvian joint venture.  We sold our interest in our Peruvian joint venture in March 2013.

Gain from sale of subsidiary.  During the three months ended June 30, 2013, we recorded a $15.5 million gain from the sale of our former subsidiary, BAF.

Loss (income) of noncontrolling interest.  During the three months ended June 30, 2013, we recorded a $0.1 million for the noncontrolling interest in the net loss of DCEMB, compared to $0.1 million for the noncontrolling interest in the net income of DCEMB in the three months ended June 30, 2012. The noncontrolling interest represents the 30% interest of our joint venture partner.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2013

Revenue.  Revenue increased by $37.7 million to $181.2 million in the six months ended June 30, 2013, from $143.5 million in the six months ended June 30, 2012. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 92.3 million gasoline gallon equivalents to 102.5 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 8.4 million gallons. Our net increase in CNG volume was primarily from 25 new refuse customers, six new airport customers and three new transit customers, which together accounted for 7.0 million gallons of the CNG volume increase between periods. We also experienced an increase of 3.2 million gallons in CNG volume between periods from our existing refuse, airport and trucking customers. These CNG gallon increases were offset by a decline of 1.8 million gallons associated with the sale of our 49% interest in our Peruvian joint venture in March 2013. Further, we experienced an increase of 1.5 million gallons in LNG volume between periods, which was primarily due to a combination of 1.6 million gallons from eight new refuse, transit, trucking and industrial customers and 0.2 million gallons from existing trucking customers. These LNG gallon increases were offset by a decrease of 0.3 million gallons from one existing transit customer that is in the process of transitioning to CNG buses. We experienced an increase in our RNG sales (primarily through our 70% share of the RNG sales at DCEMB) of 0.3 million gallons between periods due to increased RNG production at DCEMB’s facility. Revenue attributable to VETC increased by $32.2 million between periods, including $20.8 million related to recording all the 2012 VETC revenue in the first quarter of 2013, as a result of legislation passed in January 2013 that retroactively reinstated the fuel tax credit as of January 1, 2012 and extended such credit to December 31, 2013. Revenue attributable to IMW increased between periods by $9.1 million. Our effective price per gallon charged was $0.86 in the six months ended June 30, 2013, which represents a $0.04 per gallon increase from $0.82 per gallon in the six months ended June 30, 2012. The increase was due to higher natural gas prices in the first six months of 2013, upon which we base a portion of our pricing to our customers. These increases were offset by a $7.9 million decrease in the sales of natural gas vehicle equipment and emission control services by BAF between periods. We also experienced a $7.6 million decrease in station construction revenue between periods.

Cost of sales.  Cost of sales increased by $8.3 million to $112.7 million in the six months ended June 30, 2013, from $104.4 million in the six months ended June 30, 2012. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our effective cost per gallon increased by $0.06 per gallon between periods, from $0.52 per gallon to $0.58 per gallon, in the six months ended June 30, 2013. This increase was the result of higher natural gas and LNG delivery costs. Cost of sales that IMW incurred increased between periods by $8.8 million due to their increased sales between periods. These increases were offset by an $8.4 million decrease in station construction costs between periods. We also experienced a $3.7 million decrease in costs related to BAF’s vehicle equipment sales and emission control services between periods as BAF’s sales of natural gas vehicle equipment decreased between periods.

Derivative loss on Series I warrant valuation.  Derivative losses decreased by $4.1 million to $0.5 million in the six months ended June 30, 2013, from $4.6 million in the six months ended June 30, 2012. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. (See note 18 to our condensed consolidated financial statements contained elsewhere herein.)

Selling, general and administrative.  Selling, general and administrative increased by $15.3 million to $68.1 million in the six months ended June 30, 2013, from $52.8 million in the six months ended June 30, 2012. Salaries and employee benefits increased by $4.5 million between periods, primarily due to higher average salaries and benefits per employee during the first six months of 2013 compared to 2012, as we increased our sales force by 34 and hired more management level positions between periods to help support America’s Natural Gas Highway and our continued business expansion. Also related to our expansion, we experienced a $3.5 million increase in consulting, legal, business insurance, rent and occupancy, and natural gas policy and promotion expenses between periods. Also contributing to the increase between periods was the effect of recording $3.6 million of lower gains on the IMW contingent consideration in the six months ended June 30, 2013 and an increase in our stock based compensation expense of $1.3 million in the six months ended June 30, 2013. During the first six months of 2013, we incurred moving expenses related to the move of our corporate office to Newport Beach, California and costs related to vacating the offices we leased in Seal Beach, California, which amounted to $1.4 million. Our travel and entertainment expenses increased by $1.0 million between periods, primarily due to the increased travel of our sales team to develop new customers in the heavy-duty trucking market.

Depreciation and amortization.  Depreciation and amortization increased by $3.8 million to $20.9 million in the six months ended June 30, 2013, from $17.1 million in the six months ended June 30, 2012. This increase was primarily due to additional depreciation expense in the six months ended June 30, 2013 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including our efforts to build-out America’s Natural Gas Highway, and complete our RNG production facility in Canton, Michigan.

Interest expense, net.  Interest expense, net, increased by $4.4 million to $11.4 million for the six months ended June 30, 2013, from $7.0 million for the six months ended June 30, 2012. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in July 2012, the additional $50.0 million of convertible notes we issued in June 2013, and the $5.0 million Mavrix Note we issued in April 2013 (see note 13 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other expense, net, increased by $1.2 million to $1.5 million of expense for the six months ended June 30, 2013, compared to $0.3 million of expense for the six months ended June 30, 2012. This increase was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes.

Income (loss) from equity method investment.  During the six months ended June 30, 2013, we recorded $0.1 million of equity in the loss of our 49% interest in our Peruvian joint venture, compared to $0.2 million of equity in the income during the six months ended June 30, 2012.  We sold our interest in our Peruvian joint venture in March 2013.

Gain from sale of equity method investment.  During the six months ended June 30, 2013, we recorded a $4.7 million gain from the sale of our 49% interest in our Peruvian joint venture.

Gain from sale of subsidiary.  During the six months ended June 30, 2013, we recorded a $15.5 million gain from the sale of our former subsidiary, BAF.

(Loss) income of noncontrolling interest.  During the six months ended June 30, 2013 and 2012, we recorded a $0.0 million loss and a $0.2 million gain, respectively, for the noncontrolling interest in the net income of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Liquidity and Capital Resources

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in RNG production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital for our expansion. Our principal sources of liquidity are cash on hand, cash provided by operating activities and cash provided by financing activities.

Liquidity

Cash used in operating activities was $7.0 million for the six months ended June 30, 2013, compared to $18.2 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we recognized $32.2 million of VETC revenue, of which $20.8 million related to 2012 as VETC was extended in January 2013 and also made retroactive to January 1, 2012.  We collected $24.2 million of such VETC as of June 30, 2013.  During the six months ended June 30, 2012, we collected $1.2 million in VETC receivables related to 2011 VETC amounts.  Offsetting this cash flow increase were increased selling, general and administrative expenses and interest expense charges during the six month period ended June 30, 2013.  We also experienced other working capital changes between periods due to timing differences related to various cash flows.

Cash used in investing activities was $62.8 million for the six months ended June 30, 2013, compared to $51.1 million for the six months ended June 30, 2012. We purchased property and equipment for $40.3 million in the six months ended June 30, 2013, which is a decrease of $35.6 million from $75.9 million paid to purchase property and equipment in the six months ended June 30, 2012. This decrease is primarily related to our slowing the pace of ANGH-related construction activity as we seek to time such construction with commercial adoption of natural gas engines, including the Cummins-Westport 11.9 liter engine, that are well-suited for the U.S. heavy-duty trucking market.  Restricted cash increased by $20.3 million during the six months ended June 30, 2013 as we received $50.0 million upon issuance of the final 7.5% Note during the period, which was offset by funding of the construction of America’s Natural Gas Highway and certain RNG projects during the period. Restricted cash decreased by $31.2 million during the six months ended June 30, 2012 as we funded the construction of America’s Natural Gas Highway and certain RNG projects during the period without receiving any restricted funds. During the six months ended June 31, 2013, we received $6.1 million related to the sale of our Peruvian joint venture, paid $9.0 million related to the purchase of MGES, and transferred BAF’s cash balance of $1.2 million to the buyer in connection with the sale of that entity. The loans we made to our customers to assist them in purchasing natural gas vehicles decreased to $0.7 million in the six months ended June 30, 2013, from $5.4 million in the six months ended June 30, 2012.  During the six months ended June 30, 2013 and 2012, we also collected on and sold $2.9 million and $4.0 million, respectively, of loans previously made to our customers. Additionally, we purchased a net amount of $0.4 million short-term investments during the six months ended June 30, 2013, compared to net purchases of $4.0 million during the six months ended June 30, 2012.

Cash provided by financing activities for the six months ended June 30, 2013 was $47.9 million, compared to $3.0 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we received $50.0 million upon the issuance of additional 7.5% Notes and $5.0 million upon the issuance of the Mavrix Note. The increase is offset by a reduction in the proceeds we received from the exercise of employee stock options of $7.4 million between periods.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. At June 30, 2013, we had total cash and cash equivalents of $86.0 million, compared to $108.5 million at December 31, 2012.

On November 7, 2012, we, through two wholly owned subsidiaries (the “Borrowers”), entered into a credit agreement with General Electric Capital Corporation (“GE”). Pursuant to that agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG production facilities, each with an expected production capacity of approximately 250,000 LNG gallons per day. At June 30, 2013, the Borrowers had not drawn any amounts under the agreement.

On April 25, 2013, Mavrix entered into a note purchase agreement pursuant to which the purchaser thereunder purchased the Mavrix Note in the maximum aggregate principal amount of $30.0 million and funded an initial advance of $5.0 million.

On June 14, 2013, Boone Pickens and Green Energy Investment Holdings, LLC delivered $50.0 million to us in satisfaction of a funding requirement they had assumed from Chesapeake.

Capital Expenditures

Our business plan calls for approximately $78.5 million in capital expenditures from July 1, 2013 through the end of 2013, primarily related to construction of new fueling stations, including stations along ANGH, expansion of our California LNG plant, expansion and construction of landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce the ability of our business to grow and generate increased revenues.

Off-Balance Sheet Arrangements

At June 30, 2013, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition.

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $63.8 million,

•                  two take-or-pay contracts for the purchase of LNG,

•                  operating leases where we are the lessee, and

•                  operating leases where we are the lessor and owner of the equipment.

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

We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of business. The terms of our leases expire at various dates through 2021. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of thirty years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services that the landlord will provide.

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

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $1.7 million of losses for the six months ended June 30, 2013. During the six months ended June 30, 2013, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of June 30, 2013, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

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

PART II.—OTHER INFORMATION

Item 1.—Legal Proceedings

We are party to various legal actions that have arisen in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have arisen, and may continue to arise, during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that we may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position or results of operations. However, we believe that the ultimate resolution of such actions will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

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

For the six months ended June 30, 2013, we incurred pre-tax losses of $13.7 million, which included a derivative loss of $0.5 million related to marking to market the value of our Series I warrants.  In 2010, 2011 and 2012, we incurred pre-tax losses of $4.2 million, $48.2 million, and $99.6 million, respectively. Our loss for 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants; our loss for 2011 includes a $2.7 million derivative gain; and our loss for 2012 includes a $3.4 million derivative gain. During 2010 and 2011, our losses were substantially decreased by approximately $16.0 million and $17.9 million of revenue from federal fuel tax credits, respectively. In addition, during the six month period ended June 30, 2013, we recorded $32.2 million of revenue from federal fuel tax credits.  To build our business and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers competitively priced natural gas vehicle fuel and other products and services. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits and other government incentive programs, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

If commercial introduction of the CWI 11.9 liter engine is further delayed, or if the engine is not adopted by truck operators as we anticipate, our results of operations and business prospects will be adversely affected.

We believe that our entry into the heavy duty truck market, and the execution of our ANGH initiative, depends upon the successful launch of the CWI 11.9 liter engine (or a comparable engine that we believe would be well-suited for the U.S. heavy-duty OTR trucking market). Although CWI has announced that the engine has entered limited production, commercial availability of this engine has been previously delayed and may be further delayed, and we have no control over when the engine will become available in significant quantities. Further, if the CWI 11.9 liter engine becomes commercially available, it may not be adopted and deployed by heavy-duty truck operators in sufficient numbers to justify building America’s Natural Gas Highway. Heavy-duty trucks powered by the engine will cost more, as compared to comparable diesel trucks, and may experience operational or performance issues. If the CWI 11.9 liter engine does not become commercially available or if meaningful numbers of the engine are not deployed, our business and financial results could be harmed.

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

We are building America’s Natural Gas Highway, a network of natural gas truck fueling stations on interstate highways and in major metropolitan areas. Building America’s Natural Gas Highway requires a significant commitment of capital and other resources, and our ability to successfully execute our plan faces substantial risks, including:

•                  We have no influence over when natural gas trucks powered by engines that are well-suited for the United States heavy duty truck market (including the CWI 11.9 liter engine) will become commercially available;

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

•                  We may not be able to acquire and transport sufficient volumes of LNG;

•                  Natural gas may not be the fuel of choice for the United States heavy-duty truck market; and

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

The technology used in some of the currently available heavy duty vehicles that run on LNG is also relatively new and has not been previously deployed or used in large numbers of vehicles. Natural gas vehicles may require servicing and further technology refinements to address performance issues that may occur as vehicles are deployed in large numbers and are operated under strenuous conditions. If heavy duty natural gas truck purchasers are not satisfied with truck performance, additional heavy-duty truck engine manufacturers do not enter the market for natural gas engines, or natural gas engines are not otherwise developed, produced and adopted in greater numbers, our ANGH investments and natural gas fueling business may be significantly impaired, which would adversely affect our financial performance.

We will need to raise debt or equity capital to continue to fund the growth of our business.

We will be required to raise debt or equity capital to fund the growth of our business. At June 30, 2013, we had total cash and cash equivalents of $86.0 million, short-term investments of $62.2 million and $41.6 million in restricted cash for capital use. Our business plan calls for approximately $78.5 million in capital expenditures from July 1, 2013 through the end of 2013. We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to future payments that we will be required to make in connection with our acquisitions of IMW and Northstar. At June 30, 2013, our future payments for IMW and Northstar totaled $12.3 million and $4.1 million, respectively. Our IMW future payment obligations are in the form of promissory notes, and such notes are secured by IMW’s assets. As a result, if we do not make scheduled IMW future payments, the party to whom such payments are due may be entitled to accelerate the maturity of the notes and exercise other remedies available to a secured creditor.

Equity or debt financing options may not be available on terms favorable to us or at all. Additional sales of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible notes, high yield debt, asset based loans, term loans, project finance debt, or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. If we are unable to obtain debt or equity financing in amounts sufficient to fund any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend or curtail these capital expenditures or postpone or delay potential acquisitions or other strategic transactions, which would harm our business, results of operations, and future prospects.

We are required to make substantial payments to the holders of our convertible notes.

At June 30, 2013, we had an aggregate of $295.0 million of convertible notes outstanding (such convertible notes were issued in July 2011, August 2011, July 2012, and June 2013). All such convertible notes bear interest at the rate of 7.5% per annum. The $50.0 million outstanding principal amount of convertible notes we issued in July 2011 is due and payable in July 2018; the $145.0 million outstanding principal amount of convertible notes we issued in August 2011 is due and payable in August 2016; the $50.0 million outstanding principal amount of convertible notes we issued in July 2012 is due and payable in July 2019, and the $50.0 million outstanding principal amount of convertible notes we issued in June 2013 is due and payable in June 2020. We may repay the convertible notes in common stock or cash. We expect our interest payment obligations under the convertible notes to be approximately $20.7 million for the year ending December 31, 2013. In future periods, we may not have sufficient capital resources to enable us to fulfill our payment obligations to the holders of our convertible notes. If we are unable to make scheduled payments or comply with the other provisions of the agreements relating to the convertible notes, the holders of such convertible notes may be permitted under certain circumstances to accelerate the maturity of the convertible notes and exercise other remedies provided for in the notes and under applicable law. An acceleration of the maturity of the convertible notes that is not rescinded may have a material adverse effect on our company.

We may encounter difficulties building the GE Plants and such facilities may never be completed. If we commence construction of either GE Plant we will need to comply with significant obligations to GE.

Our ability to commence construction of the two LNG plants financed under the credit agreement we entered into with GE in November 2012 (the “GE Plants”) will depend on a number of conditions, including the availability of sites upon which to construct the GE Plants and our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2014, GE’s obligation to fund the GE Plants will terminate. This may result in us not being able to satisfy our LNG supply needs, and may adversely affect us.

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

Our business is influenced by government incentives and mandates for clean burning fuels and alternative fuel vehicles.

Our business is influenced by federal, state and local government tax credits, rebates, grants and similar incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Some government programs and incentives have recently expired, such as the federal income tax credit that was available to offset 50% to 80% of the incremental cost of purchasing new or converted natural gas vehicles, and the absence of these programs and incentives could have a detrimental effect on the natural gas vehicle and fueling industry. If expired incentives are not reinstated or extended, or if new incentives are not passed, fewer natural gas vehicles may be sold and used and our revenue and financial performance may be adversely affected. Furthermore, the failure of proposed federal, state or local government incentives which promote the use of natural gas and RNG as a vehicle fuel to pass into law could result in a negative perception by the market generally and a decline in the market price of our common stock. Changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the Federal Renewable Fuel Standard Phase 2, would adversely affect our business and ability to operate a profitable RNG business. In addition, if grant funds are no longer available under government programs for the purchase and construction of natural gas vehicles and stations, the purchase of natural gas vehicles and station construction could slow and our business and results of operations may be adversely affected.

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

A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, station owners, fuel providers and other organizations have entered or are planning to enter the natural gas fuels market. For example, Shell Oil Products U.S. has publicized its plans to construct and operate a network of natural gas fueling stations at TravelCenters of America locations in the United States. In addition, ENN Group Co Ltd, one of China’s largest private companies, has announced plans to establish a network of natural gas fueling stations for trucks along U.S. highways, and expects to build 50 such stations in 2013. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations.  In December 2012, the California Public Utilities Commission approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas fueling infrastructure on customer property and by providing O&M services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages over us, including that they typically have a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

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

We have existing, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 18% of our revenues for the six months ended June 30, 2013 and approximately 30%, 21% and 33% of our annual revenues in 2010, 2011 and 2012, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

Further, government contracts are frequently awarded only after competitive bidding processes, which have been and may continue to be protracted. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy duty trucks, or the perception that electric heavy duty trucks may soon be widely available and provide satisfactory performance in heavy duty applications, may reduce demand for heavy duty natural gas trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow the growth of or conversion to natural gas vehicles, or which otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative fuel vehicles.

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

We are a party to two LNG supply agreements that have a take-or-pay commitment, and we may enter into additional take-or-pay commitments, particularly in connection with America’s Natural Gas Highway. Take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline, if we lose significant LNG customers, if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, or if future demand for LNG does not meet our expectations, these commitments may cause our operating and supply costs to increase and our margins may be negatively impacted by these contracts.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants or our CNG and LNG fueling stations and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of greenhouse gas emissions from our LNG plants or CNG and LNG stations, if any, and these unknown costs are not contemplated by our customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

Our operations entail inherent safety and environmental risks that may result in substantial liability to us.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Improper refueling of LNG vehicles can result in venting of methane gas, which is a potent greenhouse gas, and LNG related methane emissions may in the future be regulated by the U.S. Environmental Protection Agency or by state regulations. Additionally, CNG fuel tanks, if damaged or improperly maintained or installed, may rupture and the contents of the tank may rapidly decompress and result in death or injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii) the borrower may default on payments, (iii) we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of June 30, 2013, we had $5.0 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, construction, land use and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

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

Our RNG business may not be successful.

We completed a new RNG production facility in Canton, Michigan in 2012 and we are developing a pipeline quality RNG project near Memphis, Tennessee. Also, we are in the process of completing an expansion of our RNG production facility at the McCommas Bluff landfill outside of Dallas, Texas. In addition, we are seeking to increase our RNG business by pursuing additional projects. RNG production represents a fairly new area of investment and operations for us, and we may not be successful in developing and operating these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the absence of government programs and regulations that support such activities. The success of our RNG business depends on our ability to obtain necessary financing, successfully manage the construction and operation of RNG production facilities and our ability to either sell the RNG at substantial premiums to current conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RIN and LCFS Credits. If we are unable to accomplish one or more of these items, our business and financial results may be materially and adversely affected.

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

In the absence of state and federal programs that support premium prices for RNG, or that allow us to generate and sell LCFS and RIN Credits and other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to generate reasonable profits and financial returns from these investments, and our financial results could be materially and adversely affected.

We may experience difficulties producing RNG.

We have experienced difficulty producing the expected volumes of RNG at our currently operational RNG plants.  The contractor we hired to perform the expansion work at the McCommas Bluff plant has not been able to cause the expanded plant to meet the performance standards specified in our design-build agreement.  This performance failure has resulted in lower than expected RNG production at the plant.  We are working to improve performance of the plant and expect to pursue our remedies under the design - build agreement.  However, these actions may be costly and time consuming, and may not ultimately be successful.  In addition, we have experienced problems with key equipment at our Canton, Michigan production facility, and such problems have resulted in lower than expected RNG production at the plant. We many incur significant additional costs to fix the affected equipment.

Our financial results and operations will be negatively impacted if we continue to experience difficulties producing RNG. Our ability to produce RNG may be adversely affected by a number of factors beyond our control including limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits, landfill mismanagement, problems with our critical equipment, and adverse or severe weather conditions. In addition, we may seek to upgrade or expand our RNG facilities, which may result in plant shutdowns or cause delays that reduce the amount of RNG we produce.

If certain of our subsidiaries do not comply with their financing agreements, we may lose our interest in our RNG production facilities located in Dallas, Texas and Canton, Michigan.

Two of our subsidiaries, Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”) (in which we indirectly own a 70% interest) and Mavrix, LLC (“Mavrix”) have issued revenue bonds and promissory notes, respectively, to third parties (collectively, the “Secured Obligations”).  DCEMB and Mavrix own our RNG production facilities located in Dallas, Texas and Canton, Michigan.  If DCEMB and Mavrix do not comply with their obligations and covenants under the agreements relating to the Secured Obligations (including their obligations to pay principal and interest), we may lose our interests in the RNG production projects they own, and our business and results of operations may be adversely affected.

Our strategic relationship with Mansfield could produce less beneficial results than we currently expect.

On May 6, 2013, in connection with our acquisition of MGES, we entered into a strategic partnership with the former parent company of MGES, Mansfield Energy Corp. (“Mansfield”), which is designed to offer customers the most comprehensive natural gas solution in the industry. Pursuant to the partnership arrangement, both our sales team and Mansfield’s sales team will offer our natural gas fueling station construction and operational services to current and potential customers. The intent is that our offered services will be supported by Mansfield’s large-scale fuel supply capabilities and fuel management systems, in order to provide a comprehensive solution to current and prospective customers.  This relationship may not achieve the degree of success we aim to achieve, and could prove to be wholly unsuccessful.  If we are no able to capitalize on this partnership, our prospects, competitive position in our industry and operational results could be harmed.

We may never receive the full value of the consideration for our sale of BAF, and we could be subject to future liability in connection with that transaction.

In connection with our sale of BAF, we entered into a stock purchase agreement in which we made customary representations and warranties regarding BAF and various aspects of its business, operations and financial condition. Pursuant to the indemnification provisions in that stock purchase agreement, we are subject to certain obligations to the purchaser of BAF if any of those representations and warranties should prove to be untrue and in certain other circumstances. The stock purchase agreement provides that the purchaser of BAF is entitled to hold back $3 million worth of the consideration due to us for a period of one year, and use such held back amount to satisfy any losses it may incur that are covered by our indemnification obligations. As a result, we may never receive the portion of the consideration that has been held back. Further, with respect to certain specified representations and warranties in the stock purchase agreement, the purchaser of BAF could pursue amounts from us in addition to the value of the held back consideration, in the event that its losses are greater than the value of the held back consideration. Accordingly, we could be subject to monetary liability as a result of our indemnification obligations. Any of those results could distract our management team and/or require us to devote our resources to the matter, and could harm our business and financial condition.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $24.4 million, $(9.9) million, $1.8 million, $(13.8) million, $9.8 million, $5.6 million, $11.4 million, $20.9 million, $31.9 million, $11.3 million, $16.3 million, $41.7 million, $3.9 million, and $11.9 million for the three months ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, and June 30, 2013, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, receipt of fuel tax credits and other government incentives, construction cost overruns, down time at our facilities, the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, fluctuation in the value of our natural gas futures contracts, the costs related to the acquisition of assets or businesses, regulatory changes, increasing competition, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of June 30, 2013, there were 89,318,022 shares of our common stock outstanding, 11,679,877 shares underlying outstanding options, 1,545,000 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants (all of which were sold in our registered direct offering that closed in November 2008), 5,000,000 shares underlying a warrant we issued in November 2012 to GE, and an aggregate of 19,160,338 shares underlying the convertible notes we issued in July 2011, August 2011, July 2012 and June 2013. Except for shares of our common stock issued in May 2013 as partial consideration for our acquisition of MGES, all of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of various option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act (all of the shares underlying our outstanding convertible notes and warrants have been registered for resale under the Securities Act). If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Further, as of June 30, 2013, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of June 30, 2013, 1,124,309 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of June 30, 2013, T. Boone Pickens beneficially owned in the aggregate approximately 25.3% of our outstanding shares of common stock (including 18,139,720 shares of common stock he holds, 1,250,000 shares underlying exercisable stock options issued to him and 4,113,923 shares underlying convertible promissory notes he holds). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Our stock price may be volatile.

The market price of our common stock has experienced, and may continue to experience, volatility and could be subject to fluctuations in price in response to various factors, some of which are beyond our control.  In addition to the other factors discussed in this Item 1A, factors that may cause volatility in our stock price include:

•                  our actual or perceived ability to capture a substantial share of the anticipated growth in the market for natural gas as a vehicle fuel;

•                  successful implementation of our business plans, including our plan to build America’s Natural Gas Highway;

•                  the development, commercial availability and market adoption of natural gas as a vehicle fuel and engines that operate on natural gas, particularly natural gas engines that are well-suited for the heavy-duty trucking market, including the CWI 11.9 liter engine;

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)                                Exhibits

2.8

Stock Purchase Agreement, dated May 6, 2013, among Clean Energy, Mansfield Energy Corp. and Mansfield Gas Equipment Systems Corporation (filed as Exhibit 2.8 to Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2013, and incorporated herein by reference).

2.9

Stock Purchase Agreement, dated June 28, 2013, among Clean Energy, BAF Technologies, Inc., Westport Innovations (U.S.) Holdings Inc. and Westport Innovations Inc. (filed as Exhibit 2.9 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2013, and incorporated herein by reference).

4.9	Note dated April 25, 2013 (filed as Exhibit 4.9 to Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2013, and incorporated herein by reference).

4.10	Form of Replacement Note (filed as Exhibit 4.9 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2013, and incorporated herein by reference).

10.82

Note Purchase Agreement, dated April 25, 2013, between Mavrix, LLC and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.82 to Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2013, and incorporated herein by reference).

10.83

Note Purchase Agreement, dated June 14, 2013, by and among Chesapeake NG Ventures Corporation, Boone Pickens, Green Energy Investment Holdings, LLC and Clean Energy Fuels Corp. (filed as Exhibit 10.83 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2013, and incorporated herein by reference).

10.84

Loan Agreement, dated June 14, 2013, by and between Green Energy Investment Holdings, LLC and Clean Energy Fuels Corp. (filed as Exhibit 10.84 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2013, and incorporated herein by reference).

10.85

Loan Agreement, dated June 14, 2013, by and between Boone Pickens and Clean Energy Fuels Corp. (filed as Exhibit 10.85 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2013, and incorporated herein by reference).

10.86

Registration Rights Agreement, dated June 14, 2013, by and among Boone Pickens, Green Energy Investment Holdings, LLC and Clean Energy Fuels Corp. (filed as Exhibit 10.86 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2013, and incorporated herein by reference).

10.87

Marketing Agreement, dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc. (filed as Exhibit 10.87 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2013, and incorporated herein by reference).

10.88

Registration Rights Agreement, dated June 28, 2013, between Clean Energy and Westport Innovations Inc. (filed as Exhibit 10.88 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2013, and incorporated herein by reference).

10.89+*	Third Amendment to Amended and Restated Employment Agreement dated May 6, 2013, between the Registrant and James N. Harger.

10.90+

Clean Energy Fuels Corp. Employee Stock Purchase Plan (filed as Exhibit Annex A to Schedule 14A, as filed with the Securities and Exchange Commission on March 28, 2013, and incorporated herein by reference).

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

101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2013;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2013;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2013;
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2013; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

+                 Management contract or compensatory plan or arrangement.

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

CLEAN ENERGY FUELS CORP.

Date: August 8, 2013	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer
(Principal financial officer and duly authorized
to sign on behalf of the registrant)