Form 10-Q
period 2013-09-30
Clean Energy Fuels Corp.
filed 2013-11-07
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 89,358,397 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2012 and September 30, 2013

(Unaudited)

(In thousands, except share data)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$108,522	$352,136
Restricted cash	8,445	10,632
Short-term investments	38,175	54,307
Accounts receivable, net of allowance for doubtful accounts of $905 and $768 as of December 31, 2012 and September 30, 2013, respectively	57,594	56,259
Other receivables	17,808	27,685
Inventory, net	38,152	39,720
Prepaid expenses and other current assets	16,002	17,402
Total current assets	284,698	558,141
Land, property and equipment, net	428,177	468,224
Restricted cash	13,208	564
Notes receivable and other long-term assets	71,389	75,918
Investments in other entities	2,581	—
Goodwill	75,865	90,031
Intangible assets, net	99,282	83,706
Total assets	$975,200	$1,276,584
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$30,389	$25,797
Accounts payable	39,216	30,861
Accrued liabilities	30,794	49,957
Deferred revenue	13,521	13,501
Total current liabilities	113,920	120,116
Long-term debt and capital lease obligations, less current portion	300,636	529,424
Long-term debt, related party	—	65,000
Other long-term liabilities	14,014	14,061
Total liabilities	428,570	728,601
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 87,634,478 shares and 89,355,397 shares at December 31, 2012 and September 30, 2013, respectively	9	9
Additional paid-in capital	837,367	877,351
Accumulated deficit	(300,814)	(335,464)
Accumulated other comprehensive income	6,151	2,158
Total Clean Energy Fuels Corp. stockholders’ equity	542,713	544,054
Noncontrolling interest in subsidiary	3,917	3,929
Total stockholders’ equity	546,630	547,983
Total liabilities and stockholders’ equity	$975,200	$1,276,584

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2012 and 2013

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Product revenues	$82,720	$75,389	$206,201	$237,247
Service revenues	8,739	10,932	28,734	30,233
Total revenues	91,459	86,321	234,935	267,480
Operating expenses:
Cost of sales:
Product cost of sales	67,392	51,941	162,985	157,680
Service cost of sales	3,839	2,866	12,662	9,809
Derivative gains:
Series I warrant valuation	(5,692)	(1,366)	(1,085)	(861)
Selling, general and administrative	30,557	33,511	83,323	101,574
Depreciation and amortization	9,047	10,924	26,098	31,859
Total operating expenses	105,143	97,876	283,983	300,061
Operating loss	(13,684)	(11,555)	(49,048)	(32,581)
Interest expense, net	(4,314)	(7,418)	(11,337)	(18,771)
Other income (expense), net	1,914	736	1,578	(757)
Income (loss) from equity method investment	152	—	315	(76)
Gain from sale of equity method investment	—	—	—	4,705
Gain from sale of subsidiary	—	—	—	15,498
Loss before income taxes	(15,932)	(18,237)	(58,492)	(31,982)
Income tax expense	(277)	(558)	(695)	(2,656)
Net loss	(16,209)	(18,795)	(59,187)	(34,638)
Income of noncontrolling interest	(112)	(41)	(333)	(12)
Net loss attributable to Clean Energy Fuels Corp.	$(16,321)	$(18,836)	$(59,520)	$(34,650)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.19)	$(0.20)	$(0.69)	$(0.37)
Diluted	$(0.19)	$(0.20)	$(0.69)	$(0.37)
Weighted-average common shares outstanding:
Basic	87,006,024	94,338,525	86,441,196	93,823,223
Diluted	87,006,024	94,338,525	86,441,196	93,823,223

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Nine Months Ended September 30, 2012 and 2013

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013	2012	2013
Net income (loss)	$(16,321)	$(18,836)	$112	$41	$(16,209)	$(18,795)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,217)	428	—	—	(4,217)	428
Foreign currency adjustments on intra-entity long-term investments	2,276	1,853	—	—	2,276	1,853
Unrealized gains (losses) on available-for-sale securities	38	(123)	—	—	38	(123)
Unrecognized gains on derivatives	157	—	—	—	157	—
Total other comprehensive income (loss), net of tax	(1,746)	2,158	—	—	(1,746)	2,158

Comprehensive income (loss)	$(18,067)	$(16,678)	$112	$41	$(17,955)	$(16,637)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013	2012	2013
Net income (loss)	$(59,520)	$(34,650)	$333	$12	$(59,187)	$(34,638)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,301)	(935)	—	—	(4,301)	(935)
Foreign currency adjustments on intra-entity long-term investments	2,051	(3,041)	—	—	2,051	(3,041)
Unrealized losses on available-for-sale securities	(178)	(125)	—	—	(178)	(125)
Unrecognized gains on derivatives	2,123	108	—	—	2,123	108
Total other comprehensive income (loss), net of tax	(305)	(3,993)	—	—	(305)	(3,993)

Comprehensive income (loss)	$(59,825)	$(38,643)	$333	$12	$(59,492)	$(38,631)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2013

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(59,187)	$(34,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,098	31,859
Provision for doubtful accounts, notes and inventory	469	654
Derivative gains	(1,085)	(861)
Stock-based compensation expense	16,492	17,347
Amortization of debt issuance cost	352	910
Accretion of notes payable	1,523	895
Gain on sale of equity method investment	—	(4,705)
Dividend received on equity method investment	—	1,091
Gain on sale of subsidiary	—	(15,498)
Gain on contingent consideration for acquisition	(3,994)	(1,124)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(10,123)	(1,565)
Inventory	(1,498)	(6,535)
Margin deposits on future contracts	3,000	—
Prepaid expenses and other assets	(14,375)	(180)
Accounts payable	(2,409)	(7,910)
Accrued expenses and other	25,817	17,835
Net cash used in operating activities	(18,920)	(2,425)
Cash flows from investing activities:
Purchases of short-term investments	(24,015)	(68,051)
Maturities and sales of short-term investments	27,506	74,918
Purchases of property and equipment	(132,840)	(60,040)
Loans made to customers	(7,657)	(2,167)
Payments on and proceeds from sales of loans receivable	7,220	3,141
Restricted cash	4,297	10,457
Acquisition, net of cash acquired	—	(9,000)
Cash transferred with sale of subsidiary	—	(1,178)
Investments in other entities	(1,024)	—
Proceeds from sale of equity method investment	—	6,119
Net cash used in investing activities	(126,513)	(45,801)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	8,373	650
Proceeds from debt instruments	50,559	295,213
Proceeds from debt, related party	—	15,000
Payment of debt issuance costs	—	(7,500)
Contingent consideration paid relating to business acquisitions	(350)	—
Proceeds from revolving line of credit	31,701	20,169
Repayment of borrowing under revolving line of credit	(27,819)	(23,703)
Repayment of capital lease obligations and debt instruments	(6,774)	(7,811)
Net cash provided by financing activities	55,690	292,018
Effect of exchange rates on cash and cash equivalents	686	(178)
Net (decrease) increase in cash	(89,057)	243,614
Cash, beginning of period	238,125	108,522
Cash, end of period	$149,068	$352,136
Supplemental disclosure of cash flow information:
Income taxes paid	$753	$2,128
Interest paid, net of approximately $4,821 and $1,835 capitalized, respectively	9,224	12,651

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

The Company has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse, and public transit. The Company owns, operates, maintains and/or supplies over 440 natural gas fueling stations within the United States, and in British Columbia and Ontario within Canada. The Company generates revenue through selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), providing operation and maintenance services (“O&M”) to customers, building and selling natural gas fueling stations to customers, manufacturing and servicing natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, processing and selling renewable natural gas (“RNG”), financing customers’ vehicle purchases and selling tradable credits the Company generates by selling natural gas and RNG for power generation or as a vehicle fuel, including credits (“LCFS Credits”) under the California low carbon fuel standard and Renewable Identification Numbers (“RIN Credits”) under the federal Renewable Fuel Standard Phase 2. In addition, through June 28, 2013, the Company provided natural gas vehicle conversions and design and engineering services for natural gas engine systems (see note 2).

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2012 and 2013. All intercompany accounts and transactions have been eliminated in consolidation. The three or nine month periods ended September 30, 2012 and 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2012 that are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013.

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

The results of ServoTech’s operations have been included in the Company’s condensed consolidated financial statements from April 30, 2012 through June 28, 2013, the date on which the Company sold BAF (see the following paragraph). The historical results of ServoTech’s operations were not material to the Company’s financial position or historical results of operations.

BAF

On June 28, 2013, the Company, entered into and closed a stock purchase agreement with Westport Innovations Inc. (“Westport”) and Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport (together with Westport, the “Westport Parties”).  Under the terms of the agreement, on June 28, 2013, the Westport Parties purchased all of the outstanding capital stock of BAF, including BAF’s 100% ownership interest of ServoTech, for 816,460 shares of Westport’s common stock.  Pursuant to the agreement, the Company was issued 718,485 shares of Westport’s common stock on June 28, 2013 and shall be issued 97,975 shares of Westport’s common stock (the “Holdback Shares”) on the one year anniversary of such date (subject to potential offset for the Company’s indemnification obligations under the agreement).  Further, during August 2013, the Westport Parties repaid $2,478 of certain intercompany indebtedness of BAF to the Company following the conclusion of applicable post-closing adjustment procedures contemplated in the stock purchase agreement. The fair value of the 816,460 shares of Westport’s common stock on June 28, 2013 was $27,221, and the Company recognized a gain of $15,498 on the transaction.  The value of the shares received has been excluded from the Company’s condensed consolidated statements of cash flows as it is a non cash investing activity.  The gain was recorded in the line item gain from sale of subsidiary in the Company’s condensed consolidated statements of operations.

In addition, pursuant to the terms of the stock purchase agreement, the Company, Westport Power Inc. and Westport Fuel Systems Inc. (Westport Power, Inc. and Westport Fuel Systems, Inc. are collectively referred to as the “Westport Affiliates”) entered into a marketing agreement, dated June 28, 2013, whereby the Westport Parties will pay the Company $5,000 in cash on or before March 1, 2014.  Under the marketing agreement, the Company and the Westport Affiliates will collaborate during a two year period to encourage sales of all BAF products and certain vehicle products offered by the Westport Affiliates.  As part of the marketing agreement, the Company agreed to provide 750,000 complimentary gasoline gallon equivalents of CNG to be used by the Westport Affiliates as marketing incentives.

The Company and Westport also entered a registration rights agreement, dated as of June 28, 2013, pursuant to which Westport agreed to register the shares it issued to the Company for resale. The Company sold the 718,485 shares it initially received for net proceeds of $23,722 in July 2013.

MGES

On May 6, 2013, the Company entered into and closed a stock purchase agreement with Mansfield Energy Corp. (“Mansfield”) and its wholly owned subsidiary Mansfield Gas Equipment Systems Corporation (“MGES”).  MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services.  Under the terms of the stock purchase agreement, the Company purchased from Mansfield all of the outstanding capital stock of MGES for $20,000, payable 50% in cash and 50% in shares of the Company’s common stock.  Upon closing, the Company delivered $9,000 in cash and 761,545 shares of the Company’s common stock, and retained $1,000 as security for Mansfield’s indemnification obligations under the stock purchase agreement, which, subject to certain limitations, requires Mansfield to indemnify the Company for damages and losses incurred or suffered by the Company as a result of, among other things, breaches of Mansfield’s or MGES’s representations, warranties or covenants contained in the stock purchase agreement. On the first anniversary of the closing date, the Company shall deliver the retained amount of $1,000, after any applicable adjustments, to Mansfield. In addition, in August 2013, the Company paid Mansfield an additional $563 following the conclusion of applicable post-closing adjustment procedures contemplated by the stock purchase agreement.  The fair value of the Company’s common stock delivered to Mansfield is excluded from the Company’s condensed consolidated statements of cash flows as it is a non-cash investing activity.

Mansfield further agreed that, for a period beginning on the date of acquisition and ending on October 16, 2013, it would not sell, transfer or make any other disposition of all or any portion of the Company’s common shares issued to it pursuant to the stock purchase agreement. The Company filed with the SEC a registration statement covering the resale of the shares, and the registration statement was declared effective by the SEC in August 2013.

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

The results of operations of MGES have been included in the Company’s condensed consolidated financial statements since May 6, 2013. The historical results of MGES’s operations were not material to the Company’s financial position or historical results of operations.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

Note 4—Restricted Cash

The Company classifies restricted cash as a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2012 and September 30, 2013:

	December 31, 2012	September 30, 2013
Short-term restricted cash
Standby letters of credit	$669	$1,837
DCEMB bonds — current operating costs	7,776	8,795
Total short-term restricted cash	8,445	10,632
7.5% Notes	12,256	564
DCEMB bonds — long-term plant expansion	952	—
Total restricted cash	$21,653	$11,196

Note 5—Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses. Net unrealized gains and losses are included in other comprehensive income (loss), net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized on the specific identification basis.

The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2013, the Company believes its cost bases for its available-for-sale investments are properly recorded.

Short-term investments as of December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$23,755	$(105)	$23,650
Corporate bonds	4,557	(53)	4,504
Total available-for-sale securities	28,312	(158)	28,154
Certificate of deposits	10,021	—	10,021
Total short-term investments	$38,333	$(158)	$38,175

Short-term investments as of September 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$26,357	$1	$(184)	$26,174
Corporate bonds	17,803	—	(93)	17,710
Total available-for-sale securities	44,160	1	(277)	43,884
Certificate of deposits	10,430	—	(7)	10,423
Total short-term investments	$54,590	$1	$(284)	$54,307

Note 6—Derivative Transactions

The Company, in an effort to manage its natural gas commodity price risk exposures related to certain contracts, utilizes derivative financial instruments.  From time to time, the Company enters into natural gas future contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed price arrangements.  As of September 30, 2013, all of the Company’s previous future contracts had expired. The Company marked to market its open futures positions at the end of each period and recorded the net unrealized gain or loss during the period in derivative (gains) losses in the condensed consolidated statements of operations or in accumulated other comprehensive income in the condensed consolidated balance sheets in accordance with the FASB’s authoritative guidance. For the three month periods ended September 30, 2012, the Company recorded unrealized gains of $157 in other comprehensive income (loss) related to its futures contracts. For the nine month periods ended September 30, 2012 and 2013, the Company recorded unrealized gains of $2,123 and $108, respectively, in other comprehensive income (loss) related to its futures contracts. Of the Company’s net futures contracts liability of $107 at December 31, 2012, $5 was recorded as an asset in prepaid expenses and other current assets and $112 was recorded as an accrued liability in the Company’s condensed consolidated balance sheet. The Company’s ineffectiveness related to its futures contracts during the three and nine month periods ended September 30, 2012 and 2013 was insignificant. For the three months ended September 30, 2012, the Company recognized a loss of approximately $100 in cost of sales in the accompanying condensed consolidated statement of operations related to its futures contracts that were settled during the period. For the nine months ended September 30, 2012 and 2013, the Company recognized a loss of approximately $2,403 and $65, respectively, in cost of sales in the accompanying condensed consolidated statement of operations related to its futures contracts that were settled during the respective periods.

Note 7—Other Receivables

Other receivables at December 31, 2012 and September 30, 2013 consisted of the following:

	December 31, 2012	September 30, 2013
Loans to customers to finance vehicle purchases	$4,151	$4,821
Capital lease receivables	308	319
Accrued customer billings	6,934	8,146
Fuel tax and carbon credits	2,780	6,443
Other	3,635	7,956
	$17,808	$27,685

Note 8—Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. Management’s estimate of market value includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2012 and September 30, 2013:

	December 31, 2012	September 30, 2013
Raw materials and spare parts	$30,137	$30,740
Work in process	5,835	3,209
Finished goods	2,180	5,771
Total	$38,152	$39,720

Note 9—Land, Property and Equipment

Land, property and equipment at December 31, 2012 and September 30, 2013 are summarized as follows:

	December 31, 2012	September 30, 2013
Land	$1,476	$1,198
LNG liquefaction plants	93,384	93,703
RNG plants	23,582	47,340
Station equipment	158,447	183,600
LNG trailers	13,566	21,421
Other equipment	47,143	55,529
Construction in progress	198,916	196,409
	536,514	599,200
Less: accumulated depreciation	(108,337)	(130,976)
	$428,177	$468,224

As of December 31, 2012 and September 30, 2013, $12,087 and $12,199 are included in accounts payable balances, respectively, which are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 10—Investments in Other Entities

The Company invested in Clean Energy del Peru (“Peru JV”), a joint venture in Peru that operates CNG stations. The Company accounted for its investment in Peru JV under the equity method of accounting as the Company had the ability to exercise significant influence over Peru JV’s operations. In March 2013, the Company completed the sale of its entire ownership interest in Peru JV for $6,119 after receiving a dividend distribution of $1,091, and recognized a gain of $4,705.

Note 11—Accrued Liabilities

Accrued liabilities at December 31, 2012 and September 30, 2013 consisted of the following:

	December 31, 2012	September 30, 2013
Salaries and wages	$4,558	$10,364
Accrued gas and equipment purchases	10,091	12,613
Derivative liability	112	—
Contingent consideration obligations	70	392
Accrued property and other taxes	4,483	6,011
Accrued professional fees	1,310	1,133
Accrued employee benefits	2,607	3,701
Accrued warranty liability	2,665	2,392
Other	4,898	13,351
	$30,794	$49,957

Note 12—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following tables:

	September 30, 2012	September 30, 2013
Warranty liability at beginning of year	$3,130	$2,665
Acquired liabilities	—	71
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	2,836	2,757
Service obligations honored	(3,379)	(2,519)
Sale of subsidiary	—	(582)
Warranty liability at end of period	$2,587	$2,392

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

All payments received by DCEMB are placed into various accounts in accordance with the requirements of the loan documents.  The funds are used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the loan documents.  At the end of each month after all required account fundings have been fulfilled, all remaining excess funds are delivered to DCEMB so long as (i) DCEMB’s Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB’s Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default have occurred as defined in the loan documents, and (iv) after giving effect to the transfer, DCEMB’s Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1,300. Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current in the line item notes receivable and other long term assets. At September 30, 2013, $8,795 was recorded as short term restricted cash in the accompanying condensed consolidated balance sheet.

The indenture, which governs the Revenue Bonds, and the loan agreement, pursuant to which the Revenue Bonds were issued, have certain non-financial debt covenants with which DCEMB must comply. As of September 30, 2013, DCEMB was in compliance with all its debt covenants.

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

In connection with the closing of the Company’s acquisition of Wyoming Northstar Incorporated and its affiliated companies (“Northstar”) in December 2010, the Company agreed to make future payments consisting of five annual payments in the amount of $700 each with the first payment due December 15, 2011. Each of the first two payments of $700 was paid in December 2011 and 2012, respectively.

In connection with the closing of the Company’s acquisition of the natural gas fuel infrastructure construction business of Weaver Electric, Inc. in October 2011, the Company paid $1,000 in cash and agreed to make four additional annual payments in the amount of $250 each with the first payment due October 3, 2012 (the “Weaver Notes”), subject to retention and/or offset by the Company for Weaver Electric’s indemnity obligations. In May 2012, the Company prepaid $125 of the October 2012 payment, and the remaining amount of such payment was paid in October 2012.

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

(v)                                 A forward exchange contract line with a limit of CAD$13,750 that allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750 (no forward exchange contracts were outstanding at September 30, 2013).

(vii)                           An operating line of credit with a limit of 5,000 Renminbi (“RMB”) (CAD$837) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

(viii)                        A 16,750 Bangladeshi Taka (CAD$219) operating line of credit bearing interest at 14%.

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

The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including: 1) its ratio of debt to tangible net worth must be no greater than 3.0 to 1.0, 2) it must maintain a tangible net worth of at least CAD$7,000 and 3) its ratio of current assets to current liabilities may not be less than 1.25 to 1.0. IMW was in compliance with the financial covenants as of September 30, 2013.

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

Chesapeake Notes (7.5% Notes)

On July 11, 2011, the Company entered into a Loan Agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a “CHK Note” and collectively the “CHK Notes”).  The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012. The Company and Chesapeake also entered a registration rights agreement (the “CHK Registration Rights Agreement” and collectively with the CHK Notes and the CHK Agreement, the “CHK Loan Documents”) pursuant to which the Company agreed, subject to the terms and conditions of the CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of shares of the Company’s common stock (“Shares”) issuable upon conversion of the CHK Notes and (ii) at the request of Chesapeake, participate in one or more underwritten offerings of Shares issuable upon conversion of the CHK Notes.  Pursuant to the terms of the CHK Registration Rights Agreement, if the Company does not meet certain of its obligations thereunder with respect to the registration of the Shares issuable upon conversion of the CHK Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the CHK Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the CHK Notes per annum.

On June 14, 2013 (the “Transfer Date”), Chesapeake, Boone Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”).  The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.

Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (the “Amended Agreements”).  The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the change in ownership of the CHK Notes.  In addition, the Company and the Buyers entered a registration rights agreement (the “Amended Registration Rights Agreement”) with the same terms as the CHK Registration Rights Agreement, including the liquidated damages provisions therein, other than changes to reflect the change in ownership of the CHK Notes.  Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the “June Advance”).  In addition, the Company cancelled the existing CHK Notes and re-issued replacement notes, and the Company also issued notes to the Buyers in exchange for the June Advance (the re-issued replacement notes and the notes issued in exchange for the June Advance are referred to herein as the “7.5% Notes”).

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

On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of the 7.5% Notes to certain third parties.

As a result of the foregoing transactions, (i) Mr. Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4.1 million Shares, and (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, which 7.5% Notes are convertible into approximately 5.1 million Shares.

At September 30, 2013, approximately $564 of these funds were included in long term restricted cash as the Company anticipates using the funds primarily to build LNG fueling stations. As of September 30, 2013, the Company has met its obligations under the Amended Registration Rights Agreement.

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

The SLG Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at each Purchaser’s option into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all, or any portion of, the principal and accrued and unpaid interest under each such note for Shares at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into Shares if, following the second anniversary of the issuance of the SLG Notes, the Company’s Shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in Shares or cash. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 Shares. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 Shares. Such conversions were not included in the condensed consolidated statements of cash flows as they are a non-cash financing activity.

In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the “SLG Registration Rights Agreements”) pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Shares issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Shares issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Shares issuable upon conversion of the SLG Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of September 30, 2013, the Company has met its obligations under the SLG Registration Rights Agreement.

GE Loans

On November 7, 2012, the Company, through two wholly owned subsidiaries (the “Borrowers”), entered into a financing arrangement with General Electric Capital Corporation (“GE,” and the agreement governing such arrangement, the “GE Credit Agreement”). Pursuant to the GE Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG production facilities (individually a “Project” and together the “Projects”), each with an expected production capacity of approximately 250,000 LNG gallons per day. The Company expects to sell the LNG produced by the Projects through America’s Natural Gas Highway (“ANGH”), a nationwide network of natural gas truck fueling stations, which the Company is building along major transportation corridors in the United States.

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

The GE Credit Agreement further provides that (i) if initial Loans are not made prior to December 31, 2014, the GE Credit Agreement will automatically terminate, (ii) each Project must be completed by the earlier of (a) the date thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2016 (with respect to each Project, the “Date Certain”), (iii) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (iv) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (v) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then- current LIBOR rate plus 7.00%, provided that for purposes of the GE Credit Agreement, the then-current LIBOR rate will always be at least 1.00%. The GE Credit Agreement includes various customary covenants, including debt service coverage ratios, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of September 30, 2013, the Company has not drawn any money under the GE Credit Agreement and was in compliance with the financial covenants.

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

Concurrently with the execution of the GE Credit Agreement, the Company issued to GE a warrant (“GE Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock (see note 14), and entered into a registration rights agreement with GE pursuant to which the Company agreed to file one or more registration statements with the SEC relating to the resale of the shares issuable upon exercise of the GE Warrant.  As of September 30, 2013, the Company met its obligations under such registration rights agreement.

Mavrix Note

On April 25, 2013, Mavrix, LLC (“Mavrix”), a newly-formed special purpose vehicle subsidiary of Clean Energy Renewable Fuels, LLC (“CERF”), a wholly owned subsidiary of the Company, entered into a note purchase agreement (“NPA”) with Massachusetts Mutual Life Insurance Company (the “Mavrix Note Purchaser”).  Mavrix owns all of the equity interests in Canton Renewables, LLC (“Canton”) and 70% of the equity interests in Dallas Clean Energy, LLC, which owns all of the equity interests in DCEMB (together with Canton, the “Project Companies”). Canton owns a RNG extraction and processing project at the Sauk Trail Hills Landfill in Canton, Michigan and DCEMB owns the RNG extraction and processing project at the McCommas Bluff Landfill in Dallas, Texas.

Pursuant to the NPA, on April 25, 2013 (the “Mavrix Issuance Date”), the Mavrix Note Purchaser (i) purchased a secured multi-draw promissory note (the “Mavrix Note”) from Mavrix in the maximum aggregate principal amount of $30,000 (the “Maximum Principal Amount”), and (ii) funded an initial advance of $5,000.  In addition, in September 2013, the Mavrix Note Purchaser funded an additional advance of $5,000, and therefore an aggregate of $10,000 was outstanding under the Mavrix Note at September 30, 2013.  Subject to Mavrix and the Project Companies satisfying certain conditions described in the NPA, the Mavrix Note Purchaser will make additional advances under the Mavrix Note, up to the Maximum Principal Amount.  Mavrix will use the proceeds from the sale of the Mavrix Note and any advances thereunder to (x) pay any transaction costs and fees related to the NPA and the issuance of the Mavrix Note and (y) make distributions to its direct and indirect parent companies.  Mavrix’s direct and indirect parent companies plan to use such distributions to finance construction of additional RNG extraction and processing projects and for working capital purposes.

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

5.25% Notes

In September 2013, the Company completed a private offering of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).

The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,500 were approximately $242,500. The Company also accrued $350 for additional debt issuance costs as of September 30, 2013.  The Company intends to use the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes.

The 5.25% Notes bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on October 1 and April 1 of each year, beginning on April 1, 2014.  The 5.25% Notes will mature on October 1, 2018, unless earlier purchased, redeemed or converted prior to such date in accordance with their terms and the terms of the Indenture.

Holders may convert their 5.25% Notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.25% Notes.  Upon conversion, the Company will deliver a number of shares of its common stock, per $1 principal amount of 5.25% Notes, equal to the conversion rate then in effect (together with a cash payment in lieu of any fractional shares).  The initial conversion rate for the 5.25% Notes is 64.1026 shares of the Company’s common stock per $1 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.60 per share of the Company’s common stock).  The conversion rate is subject to adjustment upon the occurrence of certain specified events as described in the Indenture.

Upon the occurrence of certain corporate events prior to the maturity date of the 5.25% Notes, the Company will, in certain circumstances, in addition to delivering the number of shares of the Company’s common stock deliverable upon conversion of the 5.25% Notes based on the conversion rate then in effect (together with a cash payment in lieu of any fractional shares), pay holders that convert their 5.25% Notes a cash make-whole payment in an amount as described in the Indenture.  The Company may, at its option, irrevocably elect to settle its obligation to pay any such make-whole payment in shares of its common stock instead of in cash.  The amount of any make-whole payment, whether it is settled in cash or in shares of the Company’s common stock upon the Company’s election, will be determined based on the date on which the corporate event occurs or becomes effective and the stock price paid (or deemed to be paid) per share of the Company’s common stock in the corporate event, as described in the Indenture.

The Company may not redeem the 5.25% Notes prior to October 5, 2016.  On or after October 5, 2016, the Company may, at its option, redeem for cash all or any portion of the 5.25% Notes if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which notice of redemption is provided, exceeds 160% of the conversion price on each applicable trading day.  In the event of the Company’s redemption of the 5.25% Notes, the redemption price will equal 100% of the principal amount of the 5.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  No sinking fund is provided for in the 5.25% Notes.

If the Company undergoes a fundamental change (as defined in the Indenture) prior to the maturity date of the 5.25% Notes, subject to certain conditions as described in the Indenture, holders may require the Company to purchase, for cash, all or any portion of their 5.25% Notes at a repurchase price equal to 100% of the principal amount of the 5.25% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of its common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries.  The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No such events have occurred as of September 30, 2013.

The 5.25% Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 5.25% Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) of the Company’s subsidiaries.

Long-term debt at December 31, 2012 and September 30, 2013 consisted of the following:

	December 31, 2012	September 30, 2013
IMW Notes	$23,983	$12,041
Northstar future payments	1,848	1,944
DCEMB notes	585	585
DCEMB Revenue Bonds (non-recourse to the Company)	38,700	37,600
7.5% Notes	100,000	150,000
SLG Notes	149,000	145,000
5.25% Notes	—	250,000
Weaver future payments	680	708
IMW assumed debt	12,661	8,721
Mavrix Note (non-recourse to the Company)	—	10,020
Capital lease obligations	3,568	3,602
Total debt and capital lease obligations	331,025	620,221
Less amounts due within one year	(30,389)	(25,797)
Total long-term debt and capital lease obligations	$300,636	$594,424

Note 14—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. In the three and nine months ended September 30, 2013, 5,000,000 shares of common stock related to the GE Warrant were included in the basic and dilutive net loss per share calculation.  The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Basic and diluted:
Weighted average number of common shares outstanding	87,006,024	94,338,525	86,441,196	93,823,223

Certain securities were excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2012 and 2013, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of September 30, 2012 and 2013 for these instruments are as follows:

	September 30,
	2012	2013
Options	10,468,648	11,564,680
Warrants	2,130,682	2,130,682
Convertible notes	16,262,226	35,185,979
Restricted Stock Units	1,545,000	1,590,836

Note 15—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Stock-based compensation expense	$6,044	$5,684	$16,492	$17,347
Stock-based compensation expense, net of tax	$6,044	$5,684	$16,492	$17,347

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	12,083,677	$11.75
Options granted	98,500	13.47
Options exercised	(110,349)	5.89
Options forfeited	(507,148)	12.54
Outstanding, September 30, 2013	11,564,680	$11.79	5.77	$11,333
Exercisable, September 30, 2013	8,561,659	$11.13	4.81	$14,041

As of September 30, 2013, there was $14,665 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2013 was $9,702.

The Company plans to issue new shares to its employees upon the employees’ exercise of their options. The intrinsic value of all options exercised during the nine months ended September 30, 2012 and 2013 was $17,971 and $850, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2013:

Nine Months Ended September 30, 2013
Dividend yield	0.00%
Expected volatility	51.0% to 55.6%
Risk-free interest rate	1.0% to 1.9%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2012 and 2013 were $8.94, and $6.86, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company’s historical volatility for a period commensurate with the expected life of the options granted, the Company’s historical volatility, and the Company’s implied volatility of its traded options. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding options. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $10,809 and $10,681 of stock option expense during the nine months ended September 30, 2012 and 2013, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Market-Based Restricted Stock Units

The Company issued 1,545,000 market-based restricted stock units (“market-based RSUs”) to certain key employees during 2012.  A holder of market-based RSUs will receive one share of the Company’s common stock for each market-based RSU he holds if (x) between two years and four years from the date of grant of the market-based RSU, the closing price of the Company’s common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the market-based RSU grant date (the “Stock Price Condition”) and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the market-based RSUs will be automatically forfeited. The market-based RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s market-based RSU activity during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2012	1,545,000	$11.42
RSU granted	—	—
Outstanding and non-vested, September 30, 2013	1,545,000	$11.42	2.34

As of September 30, 2013, there was $3,138 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 0.4 years.

The Company recorded $5,683 and $6,616 of expense during the nine months ended September 30, 2012 and 2013, respectively, related to the market-based RSUs. The Company has not recorded any tax benefit related to its market-based RSU expense.

Service-Based Restricted Stock Units

During September 2013, the Company issued service-based restricted stock units (“Serviced-Based RSUs”) to a key employee which vest over three years from the date of issuance at a rate of 34%, 33% and 33%, respectively, if the holder is then in service to the Company. The fair value of each service-based RSU granted during the nine months ended September 30, 2013 is estimated using the closing stock price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s Serviced-Based RSU activity during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Nonvested at December 31, 2012	—	$—
RSU granted	45,836	13.09
Nonvested at September 30, 2013	45,836	$13.09	2.96

As of September 30, 2013, there was $600 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized evenly over a period of 3.0 years.

The Company recorded $0 expense during the nine months ended September 30, 2013 related to the Service-Based RSUs and will begin recognizing expense in October of 2013. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

Employee Stock Purchase Plan

On May 7, 2013, the Company adopted an employee stock purchase plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at 85% of the fair market value of the common stock on the last trading day of two consecutive, non-concurrent offering periods each year. The Company has reserved 2,500,000 shares of its common stock for issuance under the ESPP, and the first offering period under the ESPP commenced on September 1, 2013.

As of September 30, 2013, employee withholdings under the ESPP totaled $30. The Company recorded $7 of expense during the three months and nine months ended September 30, 2013, respectively.  The Company has not recorded any tax benefits related to its ESPP expense.

Non-qualified Non-public Subsidiary Stock Options

In September 2013, the Company’s wholly owned subsidiary, CERF, adopted the Clean Energy Renewable Fuels, LLC 2013 Unit Option Plan (the “CERF Plan”). 150,000 Class B units representing membership interests in CERF were initially reserved for issuance under the CERF Plan.

The following table summarizes CERF’s unit option activity during the nine months ended September 30, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	—	$—
Options granted	115,000	40.80
Outstanding and non-vested, September 30, 2013	115,000	$40.80	9.96	$—

As of September 30, 2013, there was $3,597 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

September 17, 2013
Dividend yield	0.00%
Expected volatility	96.4%
Risk-free interest rate	1.9%
Expected life in years	6.0

The grant date fair value of options granted on September 17, 2013 was $31.65. The volatility amounts used during the period were estimated based on the historical volatility of a certain peer group of CERF for a period commensurate with the expected life of the options granted. The expected life used was CERF’s anticipated exercise periods for its outstanding options. The risk free rate was based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. CERF recorded $43 of unit option expense during the nine months ended September 30, 2013. CERF has not recorded any tax benefit related to its unit option expense.

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

Note 17—Income Taxes

The Company’s income tax provision for the three months and nine months ended September 30, 2013 was $558 and $2,656, respectively.  The tax expense for the three months ended September 30, 2013 of $558 was comprised of taxes due on the Company’s U.S. and foreign operations.  The tax expense for the nine months ended September 30, 2013 of $2,656 was comprised of taxes due on the Company’s U.S. and foreign operations of $1,247 and a discrete tax expense of $1,409 related to the sale of the Company’s interest in Peru JV during the period.  The effective tax rate for the three months and nine months ended September 30, 2012 and 2013 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.

The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months and nine months ended September 30, 2012 or September 30, 2013, and the net interest incurred was immaterial for such periods.

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

During the nine months ended September 30, 2013, the Company’s financial instruments consisted of available-for-sale securities, natural gas futures contracts (the last of which expired June 30, 2013), debt instruments, a contingent consideration obligation, and its Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts, which is considered to be a Level 2 fair value measurement. The Company uses projected financial results for the respective entities and expected final purchase price adjustments, discounted to reflect the time value of money, to value its contingent consideration obligations which are considered to be Level 3 fair value measurements. The fair values of the Company’s debt instruments approximated their carrying values at December 31, 2012 and September 30, 2013.  The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate the market participant’s view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 2.6 years as of September 30, 2013. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement in the table below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013, respectively:

Description	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Certificate of deposits	$10,021	$—	$10,021	$—
Municipal bonds and notes	23,650	—	23,650	—
Corporate bonds	4,504	—	4,504	—
Liabilities:
Natural gas futures contracts (2)	107	—	107	—
Contingent consideration obligation (3)	1,516	—	—	1,516
Series I warrants (4)	8,102	—	—	8,102

Description	Balance at September 30, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Certificate of deposits	$10,423	$—	$10,423	$—
Municipal bonds and notes	26,174	—	26,174	—
Corporate bonds	17,710	—	17,710	—
Liabilities:
Contingent consideration obligation (3)	392	—	—	392
Series I warrants (4)	7,241	—	—	7,241

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

Liabilities: Contingent Consideration	September 30, 2012	September 30, 2013
Beginning Balance	$5,978	$1,516
Total gain included in SG&A expense	(3,994)	(1,124)
Payments	(350)	—
Ending Balance	$1,634	$392

Liabilities: Series I Warrants	September 30, 2012	September 30, 2013
Beginning Balance	$11,493	$8,102
Total gain included in earnings	(1,085)	(861)
Ending Balance	$10,408	$7,241

Valuation processes for Level 3 fair value measurements and sensitivity to changes in significant unobservable inputs

Fair value measurements of liabilities, which fall within Level 3 of the fair value hierarchy, are determined by the Company’s accounting department, who report to the Company’s Chief Financial Officer. The fair value measurements are compared to those of the prior reporting periods to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Contingent Consideration

Pursuant to the terms in the asset purchase agreement related to the acquisition of IMW’s assets, the IMW shareholder will earn additional consideration if IMW achieves certain minimum gross profit targets in fiscal years 2011 through 2014. Therefore, the Company estimated the fair value of the contingent consideration based on the payout structure using the following inputs as of September 30, 2013:

Unobservable Input	Range
Gross profit projection	$16,321—$32,641
Probability of reaching target gross profit	0.0%—60.0%

Generally, a positive change in the assumptions used for the probability of achieving a higher gross profit target threshold would result in a directionally similar change in the estimated fair value of the contingent consideration, and thus an increase in the associated liability.

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes Model based on the following inputs as of September 30, 2013:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$12.77
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	2.6
Implied volatility of the Company’s common stock	41.50%—43.9%
Assumed discount rate	Simple average 0.6%

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

Non-financial assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the nine months ended September 30, 2012 and 2013.  The Company’s use of these nonfinancial assets does not differ from their highest and best use as determined from the perspective of a market participant.

Note 19—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

On January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items into net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. An entity shall provide this information together, in one location, in either of the following ways: a) on the face of the statement where net income is presented, or b) as a separate disclosure in the notes to the financial statements. During the three and nine months ended September 30, 2013, there were no significant reclassifications requiring separate disclosure.

Note 20—Volumetric Excise Tax Credit (VETC)

From October 1, 2006 through December 31, 2011, the Company was eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel.  Based on the service relationship with its customers, either the Company or its customers claimed the credit.  The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. The Company records its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. The Company did not record any VETC revenues in 2012.  VETC revenues recognized during the three and nine month periods ended September 30, 2013 were $5,987 and $38,140, respectively. The VETC revenues recognized during the nine months ended September 30, 2013 includes $20,800 for CNG and LNG the Company sold in 2012 that was recognized in January 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2012 contained in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013, as well as the consolidated financial statements and notes contained therein (collectively, the “2012 10-K”).  Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2012 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2012 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance services (“O&M”) to customers, offer solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, produce renewable natural gas (“RNG”), and sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits”) we generate under the federal Renewable Fuel Standard Phase 2. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives.  Further, we previously owned BAF Technologies, Inc. and its wholly owned subsidiary, ServoTech Engineering, Inc. (BAF Technologies, Inc. and ServoTech Engineering Inc. are collectively referred to as “BAF”). BAF converted light and medium duty vehicles to run on natural gas and provided design and engineering services for natural gas engine systems. On June 28, 2013, we sold BAF to Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport Innovations Inc.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Sources of revenue.  We generate revenues by selling CNG and LNG, providing O&M services to our vehicle fleet customers, designing and constructing fueling stations and selling those stations to our customers, selling RNG, selling non-lubricated natural gas fueling compressors and other equipment for CNG and LNG fueling stations, providing maintenance services, offering solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, providing financing for our customers’ natural gas vehicle purchases and selling tradable credits, including LCFS Credits and RIN Credits. In addition, until June 28, 2013, we generated revenues, through BAF, by selling converted natural gas vehicles and providing design and engineering services for natural gas engine systems.

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our RNG production facilities, (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our 2012 10-K, presents our key operating data for the years ended December 31, 2010, 2011 and 2012 and for the three and nine months ended September 30, 2012 and 2013:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
CNG	81.4	101.8	130.5	34.1	37.2	95.3	106.8
RNG	7.4	6.7	8.9	2.3	2.5	6.4	6.9
LNG	33.9	47.1	55.5	14.5	16.7	41.5	45.2
Total	122.7	155.6	194.9	50.9	56.4	143.2	158.9

Operating data
Gross margin	$69,945	$76,033	$80,324	$20,228	$31,514	$59,288	$99,991	(1)
Net loss attributable to Clean Energy Fuels Corp.	(2,516)	(47,633)	(101,255)	(16,321)	(18,836)	(59,520)	(34,650	)(1)

(1)         See discussion under “Operations — Government Incentives” below.

Key trends.  According to the U.S. Department of Energy, Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 19% during the period January 1, 2010 through December 31, 2012. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during these periods, increasingly stringent environmental regulations affecting vehicle fleets and increased availability of natural gas.

The number of fueling stations we owned, operated, maintained and/or supplied grew from 196 at December 31, 2009 to 445 at September 30, 2013 (a 127% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2010 to 2012 increased by 58.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2010, 2011 and 2012. In addition, beginning in 2011, we also benefitted from increased revenues from compressor sales and LNG fueling station installations as a result of our acquisitions of IMW Industries, Ltd. (“IMW”) and Wyoming Northstar Incorporated and its affiliated companies (“Northstar”), which occurred during the third and fourth quarters of 2010, respectively. Our revenue can vary between periods due to timing of station construction and natural gas sale activity.

Our fuel cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers in 2010 through 2012 and the first nine months of 2013. Starting in 2011, the cost of sales related to compressors sold through IMW and fueling station installations performed by Northstar also contributed to the increase.   Our cost of sales can vary between periods due to timing of station construction sale activity.

During 2012 and the first nine months in 2013, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.07 in February 2012 and was $102.33 per barrel on September 30, 2013. In California, the average retail price for gasoline was $3.68 per gallon in January 2012, hit a high of $4.71 per gallon in October 2012, and was $3.98 per gallon at September 30, 2013. Average retail prices for diesel fuel in California were $4.05 per diesel gallon in January 2012, hit a high of $4.50 per diesel gallon in September 2012, and was $4.17 per diesel gallon at September 30, 2013. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a relatively consistent discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount. During this time period, the price for natural gas increased slightly. The NYMEX price for natural gas fluctuated from $3.08 per MMbtu in January 2012, to $3.71 per MMbtu in December 2012, to $3.57 per MMbtu in September 2013. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.75 per gallon for the month of January 2012 to $2.90 per gallon for the month of September 2013. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.48 per gallon during January 2012 to $2.61 per gallon for the month of September 2013.

Recent developments.  In January 2013, the federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that is sold as vehicle fuel was extended through December 31, 2013 and made retroactive to January 1, 2012. The amount attributed to 2012, $20.8 million, has been recorded by us in the first quarter of 2013, the period in which the law was passed. In January and February 2013, an aggregate of $4.0 million of principal and accrued interest under an SLG Note (as defined and discussed elsewhere in this Item 2 and in note 13 to our condensed consolidated financial statements) was converted by the holder into 268,664 shares of our common stock. In March 2013, we completed the sale of our ownership interest in our joint venture in Peru for approximately $6.1 million after receiving a dividend distribution of approximately $1.1 million (see note 10 to our condensed consolidated financial statements). In April 2013, our subsidiary Mavrix, LLC (“Mavrix”) issued a secured multi-draw promissory note in the maximum aggregate principal amount of $30.0 million (the “Mavrix Note”) and received advances of $5.0 million in each of April 2013 and September 2013 under the Mavrix Note (see note 13 to our condensed consolidated financial statements). In May 2013, we purchased Mansfield Gas Equipment Systems Corporation (“MGES”) for approximately $21.0 million, 50% of which we paid in cash and 50% of which we paid in shares of our common stock (see note 2 to our condensed consolidated financial statements). In June 2013, we sold BAF for approximately $27.2 million (see note 2 to our condensed consolidated financial statements). In June 2013, Boone Pickens and Green Energy Investment Holdings, LLC, (i) purchased from Chesapeake NG Ventures Corporation (“Chesapeake”) the outstanding 7.5% convertible promissory notes in the aggregate principal amount of $100 million we had previously issued to Chesapeake, and (ii) delivered to us an aggregate of $50.0 million (in satisfaction of the funding requirement they assumed from Chesapeake in connection with the foregoing purchase) and were issued additional 7.5% convertible promissory notes in the aggregate principal amount of $50.0 million (all such 7.5% convertible notes are referred to as the “7.5% Notes”) (see note 13 to our condensed consolidated financial statements).  In August 2013, Green Energy Investment Holdings, LLC transferred $5 million in principal amount of the 7.5% Notes it had purchased in June 2013 to certain third parties.  In September 2013, we completed a private offering of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”). The net proceeds from the sale of the 5.25% Notes, after the payment of certain debt issuance costs of $7.5 million, were $242.5 million (excluding additional debt issuance costs of $350,000 accrued as of September 30, 2013) (see note 13 to our condensed consolidated financial statements).

Anticipated future trends.  We anticipate that, over the long term, the prices for gasoline and diesel will continue to be significantly higher than the price of natural gas as a vehicle fuel, which will continue to make natural gas vehicle fuel an attractive alternative to gasoline and diesel. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

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

We anticipate the commercial roll-out of natural gas engines and tractors that are well-suited for the U.S. heavy-duty over-the-road (“OTR”) trucking market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry. Heavy-duty trucks in the United States are generally high-volume consumers of vehicle fuel, and we believe many use 20,000 gallons or more per truck per year. We expect that the lower cost of natural gas fuel compared to gasoline and diesel will result in substantial fuel savings for operators. With over eight million heavy-duty trucks registered in the U.S. market, we believe that this market may become our largest market. As a result, we have made a significant commitment of capital and other resources to build a nationwide network of CNG and LNG fueling stations, which we refer to as “America’s Natural Gas Highway,” or “ANGH,” on the interstate highway system and in major metropolitan areas that will enable natural gas fueled freight trucking coast to coast and border to border within the 48 continental states. As of September 30, 2013, we had completed 70 stations, and 11 were open and selling natural gas fuel (in addition to six stations completed prior to 2011 that we consider part of America’s Natural Gas Highway).  We will continue to open stations and build new stations as natural gas engines and tractors that are well-suited for the trucking market (including the Cummins-Westport (“CWI”) 11.9 liter engine) become more widely available and trucks powered by such engines are deployed.

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

Our business plan calls for approximately $54.5 million in capital expenditures from October 1, 2013 through the end of 2013, as well as substantial capital expenditures thereafter, primarily related to construction of new fueling stations, including ANGH stations, expanding our California LNG plant, expanding and building landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. For more information, see “Liquidity and Capital Resources” and “Capital Expenditures” below. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customers. For the nine months ended September 30, 2013, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate revenues through sales of advanced natural gas fueling compressors and other natural gas fueling station equipment, providing station modification and maintenance services, providing financing for our customers’ natural gas vehicle purchases, and selling RIN and LCFS Credits.

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

We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and  we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012 and the first nine months of 2013, we procured 44% and 34%, respectively, of our LNG from third- party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We expect to enter additional purchase contracts with third party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and may enter into additional “take or pay” contracts that require us to purchase minimum volumes of LNG at index- based rates. We deliver LNG via our fleet of 80 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG principally through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at the pump based on prevailing market conditions.

Government Incentives

From October 1, 2006 through December 31, 2011, we were eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers claimed the credit. We recorded these tax credits as revenues in our condensed consolidated statements of operations as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them.

The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during the nine month period ended September 30, 2013 were $38.1 million, which includes $20.8 million for CNG and LNG we sold in 2012 that we recognized in January 2013.

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

Vehicle Acquisition and Finance

We offer vehicle finance services for some of our customers’ purchases of natural gas vehicles or the conversion of their existing gasoline or diesel powered vehicles to operate on natural gas. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease vehicles in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated.  We have also entered into a strategic alliance with General Electric Capital Corporation (“GE”) whereby GE will provide loans and leases to operators to acquire natural gas vehicles and we will offset the monthly cost of those newly acquired vehicles if the operator makes a significant fuel commitment.  Through September 30, 2013, we have not generated significant revenue from vehicle financing activities.

RNG

We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell RNG produced at the facility to Shell Energy North America (US) L.P. under a gas sale agreement and, depending upon RNG production volumes, we have the ability to sell RNG produced by that facility as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We are building a third RNG facility at a Republic Services landfill in North Shelby, Tennessee, and we expect the facility to be operational during the first quarter of 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure.  The RNG we sell for vehicle fuel use is distributed under the name Redeem.

Vehicle Conversions

Prior to June 28, 2013, we owned BAF, a provider of natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF’s vehicle conversions included taxis, vans, pick-up trucks and shuttle buses. BAF utilized advanced natural gas system integration technology and had certified natural gas vehicles under standards of both the Environmental Protection Agency and the California Air Resources Board achieving Super Ultra Low Emission Vehicle emissions. BAF owned ServoTech Engineering, Inc. (“ServoTech”). ServoTech provided, among other services, design and engineering services for natural gas engine systems. We generated revenues through the sale of natural gas vehicles that had been converted to run on natural gas by BAF, and design and engineering services for natural gas engine systems by ServoTech. For the nine months ended September 30, 2012 and 2013, BAF and ServoTech combined contributed approximately $18.3 million, and $7.0 million, respectively, to our revenue. On June 28, 2013, we sold our ownership interest in BAF and its ServoTech subsidiary for approximately $27.2 million.

Natural Gas Fueling Compressors

Our subsidiary, IMW, manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia and Peru. For the nine months ended September 30, 2012 and 2013, IMW contributed approximately $43.1 million and $57.9 million, respectively, to our revenue.

Sales of RIN and LCFS Credits

We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RIN and LCFS Credits to comply with federal and state requirements. In 2012, we realized $2.9 million in revenue through the sale of LCFS Credits. During the nine month period ended September 30, 2013, we realized $3.6 million and $3.4 million in revenue through the sale of LCFS and RIN Credits, respectively. We anticipate that we will generate and sell increasing numbers of RIN and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel.

Volatility of Earnings and Cash Flows

During 2012 and the first nine months of 2013, our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for these periods. In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If the futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At September 30, 2013, we had no margin deposits or futures contracts in place.

Volatility of Earnings Related to Series I Warrants

Under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $1.1 million and $0.9 million, respectively, related to recording the estimated fair value changes of our Series I warrants in the nine months ended September 30, 2012 and 2013.  See note 18 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of September 30, 2013, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings Related to Contingent Consideration

Under business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisitions of IMW in our financial statements through the contingency period, which expires on March 31, 2014.

If the anticipated results of IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former IMW shareholder. During the first nine months of 2012 and 2013, we recognized a gain of $4.0 million and $1.1 million, respectively, related to the estimated change in value of the IMW contingent consideration. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of changes in the estimated fair value of the contingent consideration amount.

Debt Compliance

In connection with our acquisition of IMW, we entered into a credit agreement with HSBC Bank Canada that requires IMW to comply with certain financial covenants (see note 13 to our condensed consolidated financial statements). If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of September 30, 2013.

The indenture and the loan agreement entered into by Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), our 70% owned subsidiary, as part of issuing its Revenue Bonds, as defined and disclosed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which DCEMB must comply. As of September 30, 2013, we were in compliance with these debt covenants.

The loan agreements relating to the 7.5% Notes, as defined and discussed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of September 30, 2013, we were in compliance with these debt covenants.

The convertible note purchase agreements we entered into as part of issuing the SLG Notes, as defined and discussed in note 13 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of September 30, 2013, we were in compliance with these covenants.

The GE Credit Agreement, as defined and discussed in note 13 to our condensed consolidated financial statements, contains certain covenants with which we must comply. As of September 30, 2013, we were in compliance with these covenants.

The Mavrix Note, as defined and discussed in note 13 to our condensed consolidated financial statements, contains certain debt covenants with which we must comply. As of September 30, 2013, we were in compliance with these covenants.

The Indenture relating to the 5.25% Notes, as defined and discussed in note 13 to our condensed consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of September 30, 2013, we were in compliance with these debt covenants.

Risk Management Activities

Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2012 10-K. For the quarter ended September 30, 2013, there were no material changes to our risk management activities.

Critical Accounting Policies

For the nine months ended September 30, 2013, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2012 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 19 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Statement of Operations Data:
Revenue:
Product revenues	90.4%	87.3%	87.8%	88.7%
Service revenues	9.6	12.7	12.2	11.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	73.7	60.2	69.4	59.0
Service cost of sales	4.2	3.3	5.4	3.7
Derivative (gains) loss on Series I warrant valuation	(6.2)	(1.6)	(0.5)	(0.3)
Selling, general and administrative	33.4	38.8	35.5	38.0
Depreciation and amortization	9.9	12.7	11.1	11.9
Total operating expenses	115.0	113.4	120.9	112.3
Operating loss	(15.0)	(13.4)	(20.9)	(12.3)
Interest expense, net	(4.7)	(8.6)	(4.8)	(7.0)
Other income (expense), net	2.1	0.9	0.7	(0.3)
Income (loss) from equity method investment	0.2	—	0.1	—
Gain from sale of equity method investment	—	—	—	1.8
Gain from sale of subsidiary	—	—	—	5.8
Loss before income taxes	(17.4)	(21.1)	(24.9)	(12.0)
Income tax expense	(0.3)	(0.6)	(0.3)	(1.0)
Net loss	(17.7)	(21.7)	(25.2)	(13.0)
Loss (income) of noncontrolling interest	(0.1)	—	(0.1)	—
Net loss attributable to Clean Energy Fuels Corp.	(17.8)	(21.7)	(25.3)	(13.0)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2013

Revenue.  Revenue decreased by $5.2 million to $86.3 million in the three months ended September 30, 2013, from $91.5 million in the three months ended September 30, 2012.  Our station construction revenues decreased $25.8 million between periods, primarily due to the sale during the third quarter of 2012 of two large CNG stations to an existing transit customer.  We did not have any similar large construction projects in the third quarter of 2013.  Also contributing to the revenue decrease between periods was a $3.5 million decrease in sales of natural gas vehicle equipment and emission control services related to BAF, which we sold in June 2013. These decreases were offset by revenues related to an increase in the number of gallons delivered between periods from 50.9 million gasoline gallon equivalents to 56.4 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 3.1 million gallons. Our net increase in CNG volume was primarily from 25 new refuse customers, three new airport customers and one new transit customer, which together accounted for 3.9 million gallons of the CNG volume increase between periods. We also experienced an increase of 1.7 million gallons in CNG volume between periods from our existing refuse, trucking and transit customers. These CNG gallon increases were offset by a decline of 2.5 million gallons associated with our sale of our 49% interest in our Peruvian joint venture in March 2013. Further, we experienced an increase of 2.2 million gallons in LNG volume between periods, which was in part due to 0.6 million gallons from five new refuse, transit and trucking customers.  Also contributing to the LNG increase was 1.6 million gallons from existing trucking, refuse, and transit customers. We experienced an increase in our RNG sales of 0.2 million gallons between periods due to the RNG production at our facility in Canton, Michigan that began in December 2012. Revenue attributable to VETC increased between periods as we did not record any revenue related to fuel tax credits in the third quarter of 2012 because the fuel tax credits expired December 31, 2011, and we recorded $6.0 million of revenue related to fuel tax credits during the third quarter of 2013. In January 2013, the fuel tax credit was reinstated retroactive to January 1, 2012 and extended through December 31, 2013. Revenue attributable to IMW increased between periods by $5.6 million.  Our effective price per gallon charged was $0.93 in the three months ended September 30, 2013, which represents a $0.13 per gallon increase from $0.80 per gallon in the three months ended September 30, 2012. The increase was due to higher natural gas prices in the third quarter of 2013, upon which we base a portion of our pricing to our customers. Revenue also increased by $1.2 million related to the sales of LCFS Credits between periods.

Cost of sales.  Cost of sales decreased by $16.4 million to $54.8 million in the three months ended September 30, 2013, from $71.2 million in the three months ended September 30, 2012. Our station construction costs decreased by $24.5 million between periods as station construction sales decreased between periods. Also contributing to the cost of sales decrease was a $3.6 million decrease in costs related to BAF’s vehicle equipment sales and emission control services as we sold BAF in June 2013.  These decreases were offset by the increased costs related to delivering and servicing more volume to our customers. Also offsetting the cost of sales decreases between periods was the increase in our effective cost per gallon. Our effective cost per gallon increased by $0.05 per gallon, from $0.53 per gallon to $0.58 per gallon, in the three months ended September 30, 2013. This increase was the result of higher natural gas costs between periods. Cost of sales at IMW increased between periods by $5.6 million due to their increased sales between periods.

Derivative (gain) loss on Series I warrant valuation.  Derivative gains decreased by $4.3 million to $1.4 million in the three months ended September 30, 2013, from $5.7 million in the three months ended September 30, 2012. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 18 to our condensed consolidated financial statements contained elsewhere in this report).

Selling, general and administrative.  Selling, general and administrative increased by $2.9 million to $33.5 million in the three months ended September 30, 2013, from $30.6 million in the three months ended September 30, 2012. Salaries and employee benefits increased by $1.6 million between periods, primarily due to higher average salaries and benefits per employee during the third quarter of 2013 compared to 2012, as we increased our sales force by 10 and hired more management level positions between periods to help support America’s Natural Gas Highway and our continued business expansion. Also related to our expansion, we experienced a $1.7 million increase in consulting, legal, business insurance, bad debt, and rent and occupancy expenses between periods. Our travel and entertainment expenses increased by $0.4 million between periods, primarily due to the increased travel of our sales team to develop new customers in the heavy-duty trucking market. Offsetting these increases was the effect of recording $0.8 million of higher gains on the IMW contingent consideration in the three months ended September 30, 2013.

Depreciation and amortization.  Depreciation and amortization increased by $1.9 million to $10.9 million in the three months ended September 30, 2013, from $9.0 million in the three months ended September 30, 2012. This increase was primarily due to additional depreciation expense in the three months ended September 30, 2013 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including our efforts to build-out America’s Natural Gas Highway and complete our RNG production facility in Canton, Michigan.

Interest expense, net.  Interest expense, net, increased by $3.1 million to $7.4 million for the three months ended September 30, 2013, from $4.3 million for the three months ended September 30, 2012. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in July 2012, the $50.0 million of convertible notes we issued in June 2013, the aggregate of $10.0 million advanced under the Mavrix Note in April and September 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 13 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, decreased by $1.2 million to $0.7 million of income for the three months ended September 30, 2013, compared to $1.9 million of income for the three months ended September 30, 2012. This decrease was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes (see note 13 to our condensed consolidated financial statements for a description of the IMW purchase notes).

Income from equity method investment.  During the three months ended September 30, 2013 and 2012, we recorded $0.0 million and $0.2 million, respectively of equity in the income of our 49% interest in our Peruvian joint venture.  We completed the sale of our interest in our Peruvian joint venture in March 2013.

Loss (income) of noncontrolling interest.  During the three months ended September 30, 2013 and 2012, we recorded $0.0 million and $0.1 million, respectively, for the noncontrolling interest in the net income of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2013

Revenue.  Revenue increased by $32.6 million to $267.5 million in the nine months ended September 30, 2013, from $234.9 million in the nine months ended September 30, 2012. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 143.2 million gasoline gallon equivalents to 158.9 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 11.5 million gallons. Our net increase in

CNG volume was primarily from 28 new refuse customers, six new airport customers and three new transit customers, which together accounted for 9.2 million gallons of the CNG volume increase between periods. We also experienced an increase of 6.6 million gallons in CNG volume between periods from our existing refuse, airport, transit and trucking customers. These CNG gallon increases were offset by a decline of 4.3 million gallons associated with the sale of our 49% interest in our Peruvian joint venture in March 2013. Further, we experienced an increase of 3.7 million gallons in LNG volume between periods, which was primarily due to 1.4 million gallons from seven new refuse, transit, trucking and industrial customers and 3.3 million gallons from existing trucking, refuse, transit and industrial customers. These LNG gallon increases were offset by a decrease of 1.0 million gallons from one existing transit customer that is in the process of transitioning to CNG buses. We experienced a 0.5 million gallon increase between periods in our RNG sales, primarily due to increased RNG production at DCEMB’s facility andRNG production at our facility in Canton, Michigan that began in December 2012. Revenue attributable to VETC increased by $38.1 million between periods, including $20.8 million related to recording all the 2012 VETC revenue in the first quarter of 2013, as a result of legislation passed in January 2013 that retroactively reinstated the fuel tax credit as of January 1, 2012 and extended such credit to December 31, 2013. Revenue attributable to IMW increased between periods by $14.8 million. Our effective price per gallon charged was $0.88 in the nine months ended September 30, 2013, which represents a $0.06 per gallon increase from $0.82 per gallon in the nine months ended September 30, 2012. The increase was due to higher natural gas prices in the first nine months of 2013, upon which we base a portion of our pricing to our customers. Revenue also increased by $1.1 million related to the sales of LCFS Credits between periods. These increases were offset by a $11.3 million decrease in the sales of natural gas vehicle equipment and emission control services by BAF between periods (we sold BAF in June 2013). We also experienced a $33.4 million decrease in station construction revenue between periods, primarily due to the sale during the first nine months of 2012 of two large CNG stations to an existing transit customer and five new CNG stations to trucking customers during the first nine months of 2012 that did not reoccur in the first nine months of 2013.

Cost of sales.  Cost of sales decreased by $8.1 million to $167.5 million in the nine months ended September 30, 2013, from $175.6 million in the nine months ended September 30, 2012. Station construction costs decreased by $32.9 million between periods as station construction sales decreased between periods. Also contributing to the cost of sales decrease was a $7.3 million decrease in costs related to BAF’s vehicle equipment sales and emission control services as we sold BAF in June 2013. These decreases were offset by the costs related to delivering and servicing more volume to our customers. Also offsetting the cost of sales decreases between periods was the increase in our effective cost per gallon. Our effective cost per gallon increased by $0.06 per gallon between periods, from $0.52 per gallon to $0.58 per gallon, in the nine months ended September 30, 2013. This increase was primarily the result of higher natural gas and LNG delivery costs between periods. Cost of sales at IMW increased between periods by $14.5 million due to their increased sales between periods.

Derivative loss on Series I warrant valuation.  Derivative gains decreased by $0.2 million to $0.9 million in the nine months ended September 30, 2013, from $1.1 million in the nine months ended September 30, 2012. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. (See note 18 to our condensed consolidated financial statements contained elsewhere herein.)

Selling, general and administrative.  Selling, general and administrative increased by $18.3 million to $101.6 million in the nine months ended September 30, 2013, from $83.3 million in the nine months ended September 30, 2012. Salaries and employee benefits increased by $5.6 million between periods, primarily due to higher average salaries and benefits per employee during the first nine months of 2013 compared to 2012, as we increased our sales force by 33 and hired more management level positions between periods to help support America’s Natural Gas Highway and our continued business expansion. Also related to our expansion, we experienced a $6.0 million increase in consulting, legal, accounting and professional, business insurance, rent and occupancy, and natural gas policy and promotion expenses between periods. Further contributing to the increase between periods was the effect of recording $2.9 million of lower gains on the IMW contingent consideration in the nine months ended September 30, 2013 and an increase in our stock based compensation expense of $0.9 million in the nine months ended September 30, 2013. During the first nine months of 2013, we incurred moving expenses related to the move of our corporate office to Newport Beach, California and costs related to vacating the offices we leased in Seal Beach, California, which amounted to $1.6 million. Our travel and entertainment expenses increased by $1.3 million between periods, primarily due to the increased travel of our sales team to develop new customers in the heavy-duty trucking market.

Depreciation and amortization.  Depreciation and amortization increased by $5.8 million to $31.9 million in the nine months ended September 30, 2013, from $26.1 million in the nine months ended September 30, 2012. This increase was primarily due to additional depreciation expense in the nine months ended September 30, 2013 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including our efforts to build-out America’s Natural Gas Highway and complete our RNG production facility in Canton, Michigan.

Interest expense, net.  Interest expense, net, increased by $7.5 million to $18.8 million for the nine months ended September 30, 2013, from $11.3 million for the nine months ended September 30, 2012. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in July 2012, the $50.0 million of convertible notes we issued in June 2013, the aggregate $10.0 million advanced under the Mavrix Note in April and September 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 13 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, decreased by $2.4 million to $0.8 million of expense for the nine months ended September 30, 2013, compared to $1.6 million of income for the nine months ended September 30, 2012. This decrease was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes (see note 13 to our condensed consolidated financial statements for a description of the IMW purchase notes).

Income (loss) from equity method investment.  During the nine months ended September 30, 2013, we recorded $0.1 million of equity in the loss of our 49% interest in our Peruvian joint venture, compared to $0.3 million of equity in the income during the nine months ended September 30, 2012.  We completed the sale of our interest in our Peruvian joint venture in March 2013.

Gain from sale of equity method investment.  During the nine months ended September 30, 2013, we recorded a $4.7 million gain from the sale of our 49% interest in our Peruvian joint venture.

Gain from sale of subsidiary.  During the nine months ended September 30, 2013, we recorded a $15.5 million gain from the sale of our former subsidiary, BAF.

(Loss) income of noncontrolling interest.  During the nine months ended September 30, 2013 and 2012, we recorded $0.0 million and $0.3 million, respectively, for the noncontrolling interest in the net income of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Liquidity and Capital Resources

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the construction of new fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in RNG production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital. Our principal sources of liquidity are cash on hand, cash provided by operating activities and cash provided by financing activities.

Liquidity

Cash used in operating activities was $2.4 million for the nine months ended September 30, 2013, compared to $18.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we recognized $38.1 million of VETC revenue, of which $20.8 million related to 2012 as VETC was extended in January 2013 and also made retroactive to January 1, 2012.  We collected $40.5 million of such VETC amounts during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, we collected $1.2 million in VETC receivables related to 2011 VETC amounts.  Offsetting this cash flow increase were increased selling, general and administrative expenses and interest expense charges during the nine month period ended September 30, 2013.  We also experienced other working capital changes between periods due to timing differences related to various cash flows.

Cash used in investing activities was $45.8 million for the nine months ended September 30, 2013, compared to $126.5 million for the nine months ended September 30, 2012. We purchased property and equipment for $60.0 million in the nine months ended September 30, 2013, which is a decrease of $72.8 million from $132.8 million paid to purchase property and equipment in the nine months ended September 30, 2012. This decrease is primarily related to our slowing the pace of ANGH-related construction activity as we seek to time such construction with commercial adoption of natural gas engines, including the Cummins-Westport 11.9 liter engine, and tractors that are well-suited for the U.S. heavy-duty trucking market.  Restricted cash decreased by $10.5 million during the nine months ended September 30, 2013 as we funded the construction of America’s Natural Gas Highway and certain RNG projects during the period, and only decreased by $4.3 million during the nine months ended September 30, 2012 as we funded similar projects during that period.  During the nine months ended September 30, 2013, we received $6.1 million related to the sale of our Peruvian joint venture, paid $9.0 million related to the purchase of MGES, and transferred BAF’s cash balance of $1.2 million to the buyer in connection with the sale of that entity. The loans we made to our customers to assist them in purchasing natural gas vehicles decreased to $2.2 million in the nine months ended September 30, 2013, from $7.7 million in the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, we also collected on and sold $3.1 million and $7.2 million, respectively, of loans previously made to our customers. Additionally, a net amount of $6.9 million short-term investments matured or were sold during the nine months ended September 30, 2013, compared to a net amount of $3.5 million during the nine months ended September 30, 2012.  Included in the 2013 amount is $23.7 million we received when we sold the initial Westport shares we received when we sold BAF in June 2013 (see note 2 to our condensed consolidated financial statements contained elsewhere in this report).

Cash provided by financing activities for the nine months ended September 30, 2013 was $292.0 million, compared to $55.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received $50.0 million upon the issuance of additional 7.5% Notes, $10.0 million under the Mavrix Note, and $242.5 million upon the issuance of the 5.25% Notes after the payment of issuance costs of $7.5 million. These increases were offset by a reduction in the proceeds we received from the exercise of employee stock options of $7.7 million between periods.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash provided by operations and financing activities. At September 30, 2013, we had total cash and cash equivalents of $352.1 million, compared to $108.5 million at December 31, 2012.

On November 7, 2012, we, through two wholly owned subsidiaries (the “Borrowers”), entered into a credit agreement with GE. Pursuant to that agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG production facilities, each with an expected production capacity of approximately 250,000 LNG gallons per day. At September 30, 2013, the Borrowers had not drawn any amounts under the agreement.

On April 25, 2013, Mavrix entered into a note purchase agreement pursuant to which the purchaser thereunder purchased the Mavrix Note in the maximum aggregate principal amount of $30.0 million and, as of September 30, 2013, has drawn $10.0 million under the Mavrix Note.

On June 14, 2013, Boone Pickens and Green Energy Investment Holdings, LLC delivered $50.0 million to us in satisfaction of a funding requirement they had assumed from Chesapeake.

In September  2013, we completed a private offering of the 5.25% Notes. The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7.5 million were approximately $242.5 million, which we intend to use to fund capital expenditures and for general corporate purposes.

Capital Expenditures

Our business plan calls for approximately $54.5 million in capital expenditures from October 1, 2013 through the end of 2013, as well as substantial capital expenditures thereafter, primarily related to construction of new fueling stations, including stations along ANGH, expansion of our California LNG plant, expansion and construction of landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. We may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce the ability of our business to grow and generate increased revenues.

Off-Balance Sheet Arrangements

At September 30, 2013, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition.

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $68.7 million,

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

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.8 million of losses for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of September 30, 2013, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.1 million.

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

For the nine months ended September 30, 2013, we incurred pre-tax losses of $32.0 million, which included a derivative gain of $0.9 million related to marking to market the value of our Series I warrants. In 2010, 2011 and 2012, we incurred pre-tax losses of $4.2 million, $48.2 million, and $99.6 million, respectively. Our loss for 2010 was decreased by a derivative gain of $10.3 million on our Series I warrants; our loss for 2011 includes a $2.7 million derivative gain; and our loss for 2012 includes a $3.4 million derivative gain. During 2010 and 2011, our losses were substantially decreased by approximately $16.0 million and $17.9 million of revenue from federal fuel tax credits, respectively. In addition, during the nine month period ended September 30, 2013, we recorded $38.1 million of revenue from federal fuel tax credits. To build our business and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers competitively priced natural gas vehicle fuel and other products and services. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits and other government incentive programs, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

If CWI experiences difficulties or other delays in producing its 11.9 liter engine, or if the engine is not adopted by truck operators as we anticipate, our results of operations and business prospects will be adversely affected.

We believe that our entry into the heavy duty truck market, and the execution of our America’s Natural Gas Highway (“ANGH”) initiative, depends upon the successful launch of the Cummins Westport (“CWI”) 11.9 liter engine (or a comparable engine that we believe would be well-suited for the U.S. heavy-duty over-the-road trucking market). Although CWI has announced that the engine has entered limited production, commercial availability of this engine has been previously delayed and may be further delayed, and we have no control over when the engine will become available in significant quantities. Further, the CWI 11.9 liter engine may not be adopted and deployed by heavy-duty truck operators in meaningful numbers. Heavy-duty trucks powered by the engine will cost more, as compared to comparable diesel trucks, and may experience operational or performance issues. If meaningful numbers of the CWI 11.9 liter engine are not deployed, our business and financial results could be harmed.

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

We are building America’s Natural Gas Highway, a network of natural gas truck fueling stations on interstate highways and in major metropolitan areas. Building America’s Natural Gas Highway requires a significant commitment of capital and other resources, and our ability to successfully execute our plan faces substantial risks, including:

•                  We have no influence over the development, production or availability of natural gas trucks powered by engines that are well-suited for the United States heavy duty truck market (including the CWI 11.9 liter engine);

•                  Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside our control;

•                  Operators may not fuel at our stations;

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

•                  We may complete ANGH stations before there are sufficient numbers of customers who are capable of fueling at the stations, and if such customers do not materialize, we will have substantial investments in assets that do not produce revenues and we may lose money on LNG that is supplied to the ANGH stations but is not purchased by customers;

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

Limited availability of natural gas vehicles and engine sizes restricts their wide scale introduction and narrows our potential customer base. Original equipment manufacturers produce a small number of natural gas engines and vehicles in the U.S. and Canadian markets, they may not make adequate investments to expand their natural gas engine and vehicle product lines, and they may discontinue or curtail their natural gas engine and vehicle product lines. Due to the limited supply of natural gas vehicles, our ability to promote natural gas vehicles and our natural gas fuel sales will be restricted.

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

We will need to raise additional debt or equity capital to continue to fund the growth of our business.

At September 30, 2013, we had total cash and cash equivalents of $352.1 million, short-term investments of $54.3 million and $0.6 million in restricted cash for capital use. Our business plan calls for approximately $54.5 million in capital expenditures from October 1, 2013 through the end of 2013, as well as substantial capital expenditures thereafter. We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to future payments that we will be required to make in connection with our acquisitions of our subsidiaries, I.M.W. Industries, Ltd. (“IMW”) and Wyoming Northstar Incorporated and its affiliated companies (“Northstar”). At September 30, 2013, our future payments for IMW and Northstar totaled $12.4 million and $4.1 million, respectively. Our IMW future payment obligations are in the form of promissory notes, and such notes are secured by IMW’s assets. As a result, if we do not make scheduled IMW future payments, the party to whom such payments are due may be entitled to accelerate the maturity of the notes and exercise other remedies available to a secured creditor.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

At September 30, 2013, our total consolidated indebtedness was $620.2 million, including an aggregate of $295.0 million principal amount of convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 (the “Series 2011 Notes”) and an aggregate of $250.0 million principal amount of convertible notes we issued in September 2013 (the “Series 2013 Notes”).  We expect our interest payment obligations under the Series 2011 Notes and the Series 2013 Notes to be approximately $20.7 million and $3.9 million, respectively, for the year ending December 31, 2013.  Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, our existing and future indebtedness may contain various restrictive covenants, and any failure by us to comply with any of those covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and/or we could be forced into bankruptcy or liquidation.  In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences.  For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility and planning for, or reacting to, changes in our business and industry, or place us at a competitive disadvantage compared to our competitors who have less debt and limit our ability to borrow additional amounts.

We have the ability to incur substantially more debt.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The documents governing our Series 2011 Notes and our Series 2013 Notes do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may adversely affect our ability to pay the principal of and interest on our debt, or make other required payments, increase the risks relating to our ability to service our indebtedness described above, and/or adversely affect our creditworthiness generally, which could restrict our flexibility in responding to changing business and economic conditions and negatively impact our business.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and reduce our growth.

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because the components needed for a vehicle to use natural gas adds to a vehicle’s base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil, gasoline and diesel declines, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Recent and significant volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. In addition, any new regulations imposed on natural gas extraction in the United States, particularly on extraction of natural gas from shale formations, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas. Reduced prices for gasoline and diesel fuel may cause potential customers to delay or reject converting their fleets to run on natural gas. In that event, our sales of natural gas fuel would be slowed and our business would suffer.

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

Our business is influenced by federal, state and local government tax credits, rebates, grants and similar incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Some government programs and incentives have recently expired, such as the U.S. federal income tax credit that was available to offset 50% to 80% of the incremental cost of purchasing new or converted natural gas vehicles, and the absence of these programs and incentives could have a detrimental effect on the natural gas vehicle and fueling industry. If expired incentives are not reinstated or extended, or if new incentives are not passed, fewer natural gas vehicles may be sold and used and our revenue and financial performance may be adversely affected. Furthermore, the failure of proposed federal, state or local government incentives which promote the use of natural gas and RNG as a vehicle fuel to pass into law could result in a negative perception by the market generally and a decline in the market price of our common stock. Changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the Federal Renewable Fuel Standard Phase 2, would adversely affect our business and ability to operate a profitable RNG business. In addition, if grant funds are no longer available under government programs for the purchase and construction of natural gas vehicles and stations, the purchase of natural gas vehicles and station construction could slow and our business and results of operations may be adversely affected.

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

To expand our business, we must develop new customers and sell increasing amounts of CNG, LNG and RNG, which we may not be able to do. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the growth in our target markets of fueling station infrastructure that supports CNG and LNG sales, our ability to supply CNG and LNG at competitive prices and acceptance of our technology, fuel systems and services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. Further, potential customers may not find our product or service offerings acceptable, may not like the natural gas fueling experience or may encounter operational difficulties with natural gas vehicles or natural gas fueling infrastructure. In addition, users may experience issues with the content of the natural gas supplied to CNG stations we own and/or operate. Such issues may adversely affect the adoption of CNG as a vehicle fuel and may result in claims against us.

We face increasing competition from oil and gas companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities, and other organizations that have far greater resources and brand awareness than we have.

A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, station owners, fuel providers and other organizations have entered or are planning to enter the natural gas fuels market. For example, Shell Oil Products U.S. has publicized its plans to construct and operate a network of natural gas fueling stations at TravelCenters of America locations in the United States. In addition, ENN Group Co Ltd, one of China’s largest private companies, is building a network of natural gas fueling stations for trucks along U.S. highways. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may give existing competitors and new market entrants competitive advantages.  Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. In December 2012, the California Public Utilities Commission approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas fueling infrastructure on customer property and by providing O&M services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages over us, including that they typically have a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

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

Our ability to commence construction of the two LNG plants financed under the credit agreement we entered into with General Electric (“GE”) in November 2012 (the “GE Plants”) will depend on a number of conditions, including the availability of sites upon which to construct the GE Plants and our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2014, GE’s obligation to fund the GE Plants will terminate. This may result in us not being able to satisfy our LNG supply needs, and may adversely affect us.

If we commence construction of either GE Plant, we may not be able to comply with all of our obligations to GE. For example, we may not complete one or both of the GE Plants within the required time period, or we may not make our required equity contributions to the plants. The GE Plants may cost more than we expect, and we may not be able to pay the additional cost. If the GE Plants are completed, they may not generate enough cash flow to pay our obligations to GE because they may experience operational difficulties or inefficiencies  or we may not be able to sell enough of the LNG the plants produce. If we do not fulfill our obligations, we may lose some or all of our investments in the GE plants.

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

We have been and continue to be engaged in a period of rapid and substantial growth, which places a strain on our operational infrastructure and imposes significant added responsibilities on members of our management. Our ability to manage our operations and growth effectively requires us to hire, train and integrate necessary personnel to further develop our operational, financial and management controls, expand and improve our financial reporting and legal compliance systems, and improve management of our natural gas station construction, maintenance and operations projects. If we are not able to manage our business growth and operations in a cost-effective manner, our operating results, sales and revenues may be negatively impacted.

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

The integration of IMW into our business presents significant challenges and risks to our business, including (i) the distraction of management from other business concerns, (ii) expansion into foreign markets, (iii) the introduction of IMW’s compressor and related equipment manufacturing and servicing business, which is a new product line for us, (iv) achievement of appropriate internal controls over financial reporting and (v) the monitoring of compliance with all laws and regulations. IMW derives significant revenue from sales in emerging markets, and prior to the acquisition, IMW was not required to comply with the United States Foreign Corrupt Practices Act or any of the requirements of the Sarbanes-Oxley Act of 2002. If we do not successfully integrate IMW into our business and maintain regulatory compliance, we may not realize the benefits expected from the acquisition and our results of operations could be materially adversely affected. If the revenue of IMW declines or grows more slowly than we anticipate, or if its operating expenses are higher than we expect, we may not be able to achieve, sustain or increase the growth of our business, in which case our financial condition will suffer and our stock price could decline.

A significant portion of the purchase price of IMW was allocated to intangibles, including goodwill, and a write-off of all or part of these intangibles, including goodwill, could adversely affect our operating results.

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

We have existing, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 19% of our revenues for the nine months ended September 30, 2013 and approximately 30%, 21% and 33% of our annual revenues in 2010, 2011 and 2012, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long- term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

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

Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices or at all. If LNG liquefaction plants we own, or if any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experience prolonged down time, or if any such plants cannot produce LNG meeting applicable composition specifications and requirements, or if we or others do not build additional LNG liquefaction plants, our LNG supply will be restricted. If we are unable to supply enough LNG that satisfies applicable specifications (either from our own plants or by purchasing it from third parties) to meet customer demand, we may be liable to our customers for penalties and damages and may lose customers. Competition for LNG supply is escalating. For example, we increasingly compete to purchase LNG with third parties that use LNG to fuel equipment deployed in oil and gas production activities. In addition, the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to increase the market for LNG fuel, including supplying LNG fuel to heavy duty truck customers, and will adversely affect our investments in America’s Natural Gas Highway. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited, our relationships with existing customers may be disrupted, and our results of operations may be adversely affected. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

LNG supply purchase commitments may exceed demand causing our costs to increase.

We are a party to two LNG supply agreements that have a take-or-pay commitment, and we may enter into additional take-or-pay commitments, particularly in connection with America’s Natural Gas Highway. Take-or- pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline, if we lose significant LNG customers, if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, or if future demand for LNG does not meet our expectations, these commitments may cause our operating and supply costs to increase and our margins may be negatively impacted by these contracts.

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

We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii) the borrower may default on payments, (iii) we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of September 30, 2013, we had $6.4 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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

Our RNG business may not be successful.

We completed a new RNG production facility in Canton, Michigan in 2012, we are developing a pipeline quality RNG project near Memphis, Tennessee, and  we are in the process of completing an expansion of our RNG production facility at the McCommas Bluff landfill outside of Dallas, Texas. We are also seeking to increase our RNG business by pursuing additional projects. RNG production represents a fairly new area of investment and operations for us, and we may not be successful in developing and operating these projects and generating a financial return from our investment. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the absence of government programs and regulations that support such activities. The success of our RNG business depends on our ability to obtain necessary financing, successfully manage the construction and operation of RNG production facilities and our ability to either sell the RNG at substantial premiums to current conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RIN and LCFS Credits. If we are unable to accomplish one or more of these items, our business and financial results may be materially and adversely affected.

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

We have experienced difficulty producing the expected volumes of RNG at our currently operational RNG plants. The contractor we hired to perform the expansion work at the McCommas Bluff plant has not been able to cause the expanded plant to meet the performance standards specified in our design-build agreement. This performance failure has resulted in lower than expected RNG production at the plant. We are working to improve performance of the plant and are pursuing our remedies under the design-build agreement. However, these actions may be costly and time consuming, and may not ultimately be successful. In addition, we have experienced problems with key equipment at our Canton, Michigan production facility, and such problems have resulted in lower than expected RNG production at the plant. We may incur significant additional costs to fix the affected equipment.

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

On May 6, 2013, in connection with our acquisition of Mansfield Gas Equipment Systems Corporation (“MGES”), we entered into a strategic partnership with the former parent company of MGES, Mansfield Energy Corp. (“Mansfield”), which is designed to offer customers the most comprehensive natural gas solution in the industry. Pursuant to the partnership arrangement, both our sales team and Mansfield’s sales team will offer our natural gas fueling station construction and operational services to current and potential customers. The intent is that our offered services will be supported by Mansfield’s large-scale fuel supply capabilities and fuel management systems, in order to provide a comprehensive solution to current and prospective customers. This relationship may not achieve the degree of success we aim to achieve, and could prove to be wholly unsuccessful. If we are not able to capitalize on this partnership, our prospects, competitive position in our industry and operational results could be harmed.

We may never receive the full value of the consideration for our sale of BAF, and we could be subject to future liability in connection with that transaction.

In connection with our sale of our former subsidiary BAF Technologies, Inc. (“BAF”), we entered into a stock purchase agreement in which we made customary representations and warranties regarding BAF and various aspects of its business, operations and financial condition. Pursuant to the indemnification provisions in that stock purchase agreement, we are subject to certain obligations to the purchaser of BAF if any of those representations and warranties should prove to be untrue and in certain other circumstances. The stock purchase agreement provides that the purchaser of BAF is entitled to hold back $3 million worth of the consideration due to us for a period of one year, and use such held back amount to satisfy any losses it may incur that are covered by our indemnification obligations. As a result, we may never receive the portion of the consideration that has been held back. Further, with respect to certain specified representations and warranties in the stock purchase agreement, the purchaser of BAF could pursue amounts from us in addition to the value of the held back consideration, in the event that its losses are greater than the value of the held back consideration. Accordingly, we could be subject to monetary liability as a result of our indemnification obligations. Any of those results could distract our management team and/or require us to devote our resources to the matter, and could harm our business and financial condition.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses (income) were approximately $24.4 million, $(9.9) million, $1.8 million, $(13.8) million, $9.8 million, $5.6 million, $11.4 million, $20.9 million, $31.9 million, $11.3 million, $16.3 million, $41.7 million, $3.9 million, $11.9 million, and $18.8 million for the three months ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, receipt of fuel tax credits and other government incentives, construction delays and/or cost overruns, down time at our facilities, the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, difficulties producing LNG and/or RNG from our facilities, challenges acquiring LNG and/or RNG from third parties, the costs related to the acquisition of assets or businesses, regulatory changes, increasing competition, and geopolitical events such as war, threat of war or terrorist actions. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of September 30, 2013, there were 89,355,397 shares of our common stock outstanding, 11,564,680 shares underlying outstanding options, 1,590,836 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants (all of which were sold in our registered direct offering that closed in November 2008), 5,000,000 shares underlying a warrant we issued in November 2012 to GE, an aggregate of 19,160,338 shares underlying our Series 2011 Notes and an aggregate of 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of various option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

As of September 30, 2013, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks.  Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of September 30, 2013, 412,397 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans.  Sales of shares under these plans could also cause the trading price of our common stock to fall.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of September 30, 2013, T. Boone Pickens beneficially owned in the aggregate approximately 25.7% of our outstanding shares of common stock (including 18,139,720 shares of common stock, 1,901,800 shares underlying stock options exercisable within 60 days of September 30, 2013, and 4,113,923 shares underlying convertible promissory notes he holds). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and in such instances, have affected the market prices of those companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

Effective September 17, 2013 (the “Adoption Date”), the Board of Managers of our subsidiary, Clean Energy Renewable Fuels, LLC (“CERF”), and the sole member of CERF (our wholly owned subsidiary Clean Energy is the sole member of CERF), adopted and approved the CERF 2013 Unit Option Plan (the “CERF Plan”).  The CERF Plan provides for the grant of options to purchase CERF Class B Units (“Units”) and will be administered by the compensation committee of our Board of Directors.  Options may be granted under the CERF Plan to employees, non-employee managers, advisors and consultants of CERF with an exercise price equal to the fair market value of such Units at the time of grant.  The CERF Board of Managers consists of Andrew J. Littlefair, our President and Chief Executive Officer, Richard R. Wheeler, our Chief Financial Officer, Mitchell W. Pratt, our Chief Operating Officer, Barclay F. Corbus, our Senior Vice President, Strategic Development, and Raymond P. Burke, our Vice President, Business Development-Refuse.  The CERF Plan terminates on September 17, 2023, unless earlier terminated by the CERF Board of Managers, and provides that in the event of a “change in control,” all awards outstanding on the date that immediately precedes the change in control will become immediately exercisable on that date, unless otherwise expressly provided in the award document.  No award under the CERF Plan will be exercisable for, convertible into, or exchangeable for any of our equity securities. On the Adoption Date, the administrator approved the issuance of options to purchase an aggregate of 115,000 Units to CERF employees, non-employee managers, advisors and consultants.  Included in such amount are grants of options to purchase 12,000 Units to Mr. Littlefair, 9,000 Units to Mr. Pratt and 7,000 Units to each of Mr. Wheeler and Mr. Corbus.  All of the foregoing options vest over three years at a rate of 34%, 33% and 33% per year, respectively, if the optionee is then in service to CERF.  The CERF Plan and the form of Notice of Option Award and Option Agreement are attached hereto as Exhibit 10.91.

Item 6.—Exhibits

(a)           Exhibits

4.11

Indenture, dated September 16, 2013, between Clean Energy Fuels Corp. and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2013, and incorporated herein by reference).

4.12	Form of 5.25% Convertible Senior Note due 2018 (included in Exhibit 4.11 to Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2013, and incorporated herein by reference).

10.91+*	Clean Energy Renewable Fuels, LLC Unit Option Plan, Form of Notice of Option Award and Option Agreement.

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

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2013;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2013;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2013;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2013; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

+                 Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 7, 2013	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer
(Principal financial officer and duly authorized
to sign on behalf of the registrant)