Form 10-K
period 2013-12-31
Clean Energy Fuels Corp.
filed 2014-02-27
CIK 1368265

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
(949) 437-1000 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's second fiscal quarter, was approximately $852,439,909 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant's common stock). Shares of common stock held by officers and directors and holders of 10% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 19, 2014, the number of outstanding shares of the registrant's common stock was 89,856,716.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein.

 CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

        Certain statements in this annual report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "approximately," "estimate," "predict," "project," "potential," "continue," "ongoing," or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. We believe that the statements that we make in this annual report on Form 10-K regarding the following subject matters are forward-looking by their nature:

  •
  our ability to capture a substantial share of the anticipated growth in the market for natural gas as a vehicle fuel and to enhance our leadership position as that market expands;

  •
  the success of our America's Natural Gas Highway initiative;

  •
  development, commercial availability and adoption of new natural gas engines for the U.S. heavy-duty truck market, including the Cummins Westport ISX 12G engine;

  •
  our expectations about the deployment of LNG and CNG heavy-duty trucks;

  •
  our belief about the factors contributing to the elimination of historic barriers that have hampered adoption of natural gas vehicles by the U.S. heavy-duty truck industry;

  •
  the benefits of natural gas relative to gasoline and diesel;

  •
  LNG sourcing and supply;

  •
  the importance of our partnerships and collaborations with GE and its affiliates and our collaborations and strategic relationships with other third parties;

  •
  plans to build two LNG plants with GE;

  •
  plans to sell RNG we generate and purchase from third party producers as a vehicle fuel;

  •
  our ability to generate and sell RINs and LCFS Credits at prices that enable us to profitably market and sell RNG;

  •
  the potential for the heavy-duty truck market to become our largest market;

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

  •
  the anticipated activities of Eagle LNG Partners;

  •
  our future CNG compressor needs;

  •
  the amount of estimated payments to former owners of wholly owned subsidiaries in future years pursuant to the terms of the respective purchase agreements;

  •
  increasing our sales in the trucking, taxi, public transit, refuse hauling, fleet services, ready mix and airport markets;

  •
  expanding our business into international markets, and managing our existing international operations;

  •
  plans to participate in state and federal grant programs;

  •
  expansion of our California LNG plant;

  •
  construction of our RNG facility in Tennessee;

  •
  strategic benefits of owning IMW, MGES and our other subsidiaries;

  •
  developments, trends and opportunities for growth in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles;

  •
  more stringent emissions requirements continuing to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles;

  •
  impact of environmental regulations and pressures on oil supply and on the cost of crude oil, gasoline, diesel and diesel engines;

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

  •
  our ability to estimate our LNG supply needs in light of our minimum commitment "take-or-pay" supply contracts;

  •
  access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing;

  •
  the impact and availability of federal tax attributes, credits and incentives on our business and stock price;

  •
  the impact of advancements in other alternative vehicle fuels and technologies and existing technologies on our business;

  •
  the potential for oil companies, natural gas utilities, fuel retailers and others to enter the natural gas fuel market;

  •
  the potential for a single large stockholder to exert significant influence over our corporate decisions; and

  •
  our expectations regarding our cash balances.

        The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Although the forward-looking statements in this annual report on Form 10-K reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this annual report on Form 10-K. As a result of these and other potential risk factors, the forward-looking statements in this annual report on Form 10-K may not prove to be accurate. All forward-looking statements in this annual report on Form 10-K are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this annual report on Form 10-K with the Securities and Exchange Commission, or to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this annual report on Form 10-K.

        Unless the context indicates otherwise, all references to "Clean Energy," the "Company," "we," "us," or "our" in this annual report on Form 10-K refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries.

 PART I

Item 1.    Business.

Overview

        We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance services ("O&M") to customers, offer solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, produce renewable natural gas ("RNG"), which can be used as vehicle fuel or be sold for renewable power generation, and sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard ("LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") we generate under the federal Renewable Fuel Standard ("RFS") Phase 2. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives.

        We previously owned BAF Technologies, Inc. and its wholly owned subsidiary, ServoTech Engineering, Inc. (BAF Technologies, Inc. and ServoTech Engineering Inc. are collectively referred to as "BAF"). BAF converted light and medium duty vehicles to run on natural gas and provided design and engineering services for natural gas engine systems. On June 28, 2013, we sold BAF to Westport Innovations (U.S.) Holdings Inc. ("Westport Holdings"), a wholly owned subsidiary of Westport Innovations Inc. ("Westport Innovations" and together with its affiliates, "Westport")

        CNG and LNG are cheaper than gasoline and diesel fuel, and are well suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations, or along well defined routes, and are increasingly required to reduce emissions. According to the U.S. Department of Energy's Energy Information Administration ("EIA"), the amount of natural gas consumed in the U.S. for vehicle use more than doubled between 2000 and 2013. We believe we are positioned to capture a substantial share of the anticipated future growth in the use of natural gas as a vehicle fuel in the U.S. given our leading market share and the comprehensive solutions we offer.

        We sell natural gas vehicle fuels in the forms of CNG, LNG and RNG. CNG is produced from natural gas that is supplied by local utilities to CNG vehicle fueling stations, where it is compressed and dispensed into vehicles in gaseous form. We also provide CNG by delivering and vaporizing LNG to turn liquefied natural gas into compressed natural gas ("LCNG"), at locations where no gas pipeline service exists or gas pipeline pressures are inadequate. LNG is natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid, which takes up about 1/600th of its original volume as a gas. We deliver LNG to fueling stations via our fleet of 88 tanker trailers. At the stations, LNG is stored in above ground tanks until dispensed into vehicles in liquid form. RNG is produced from waste streams such as landfills, animal waste digesters and waste water treatment plants. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations, where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities, where it is converted to LNG.

        CNG is used in passenger vehicles, light to medium-duty vehicles, refuse trucks, transit buses and heavy-duty vehicles, and LNG is used in trucks and other medium to heavy-duty vehicles. Some of our heavy-duty customers have decided to fuel their trucks with LNG because they can carry greater load volumes, their routes are longer and they have found that they can fill their trucks more quickly with LNG. Other heavy-duty customers have chosen CNG because it is generally less expensive than LNG

(LNG must be liquefied and transported, and the federal government imposes higher fuel taxes on LNG) and more accessible.

        We serve fleet vehicle operators in a variety of markets, including heavy-duty trucks, airports, taxis, refuse hauling, fleet services, ready mix and public transit. We believe these fleet markets will continue to present a high growth opportunity for natural gas vehicle fuels for the foreseeable future. At December 31, 2013, we served approximately 779 fleet customers operating approximately 35,240 natural gas vehicles, and we owned, operated or supplied 471 natural gas fueling stations in 39 states, and in British Columbia and Ontario within Canada.

2013 Business Developments

        We experienced the following key business developments in 2013:

  •
  We delivered 214.4 million GGEs of CNG, LNG and RNG.

  •
  Significant progress was made towards eliminating the historic barriers that have hampered adoption of natural gas vehicles by the U.S. heavy-duty truck industry. We believe the major factors that contributed to this progress include (i) commercial introduction of the 400HP Cummins Westport ISX 12G natural gas engine, (ii) our initiative with the Transportation Finance business of General Electric Capital Corporation ("GE") that makes available to truck operators loans and leases, including fair market value leases, to acquire natural gas heavy-duty trucks at a cost consistent with the cost of a diesel truck, and (iii) our continued build-out of "America's Natural Gas Highway," a nationwide network of natural gas truck fueling stations constructed on the interstate highway system and near distribution centers, intermodal transportation facilities and manufacturing locations, which is designed to enable natural gas fueled freight trucking coast to coast and border to border along key transportation corridors (we also refer to America's Natural Gas Highway as "ANGH"). Our ANGH stations have primarily been initially built to provide LNG. However, we believe operators will adopt heavy-duty trucks that run on both LNG and CNG, so to meet the needs of our customers, we have designed the ANGH stations to be capable of dispensing both fuels.

  •
  We entered a partnership with Mansfield Energy Corp. ("Mansfield"), the largest behind-the-gate (private) fuel provider in the U.S., pursuant to which (i) Mansfield will offer our natural gas fueling station construction and operational services to current and potential customers, and (ii) we acquired Mansfield's CNG construction and service and operations business, operated by Mansfield Gas Equipment Systems Corporation ("MGES"), to complement and enhance our CNG business.

  •
  We entered a consortium, named Eagle LNG Partners, with Ferus Natural Gas Fuels ("Ferus"), GE Ventures and GE Energy Financial Services, that plans to develop regional LNG projects to meet the growing demand for LNG in industries such as heavy-duty trucking, rail, mining, marine, and oil and gas services. Eagle LNG Partners is currently considering projects in Florida, Colorado, North Dakota, Ohio and Texas. These projects may also build upon existing Clean Energy and Ferus plants and operations, as well as the planned GE Plants (as defined and described below) in the Northeast and Midwest.

  •
  We completed the sale of BAF to Westport Holdings for $27.2 million payable in Westport Innovations' common stock. We also entered a joint marketing and sales program with Westport, pursuant to which Westport agreed to pay us $5.0 million in cash and we agreed to work with Westport to encourage sales of natural gas vehicles and conversions and generally increase the natural gas vehicle market.

  •
  We became the first company to commercially distribute a RNG vehicle fuel, which we call "Redeem." Redeem is up to 88% cleaner than diesel and is 100% renewable.

The Market for Vehicle Fuels

        According to the EIA's Annual Energy Outlook 2014 Early Release (December 16, 2013), the U.S. consumed an estimated 168 billion gasoline gallon equivalents of gasoline and diesel in 2013. Gasoline and diesel comprise the bulk of vehicle fuel consumed in the United States, while CNG, LNG and other alternative fuels, including ethanol, propane, hydrogen, biodiesel, electricity and methanol, represent approximately 3% of consumption, according to the EIA. The Annual Energy Outlook 2014 Early Release projects that natural gas use in the heavy-duty transportation sector will grow to 1.7 trillion cubic feet, or over 12 billion diesel equivalent gallons, by 2040.

        Since 2009, as world economic growth has resumed and political instability has swept the Middle East, oil, gasoline, and diesel prices have been volatile and generally increased, with prices for a barrel of crude often topping $100. In contrast, natural gas prices have touched historic lows during such period. Higher oil, gasoline and diesel prices improve the magnitude of the immediate market opportunity for natural gas fuels. Increasingly stringent federal, state and local air quality regulations, a desire to lower greenhouse gas emissions, and regulations mandating low carbon fuels continue to develop, which support natural gas fueling options. In addition, the desire for fuel diversity among fleet operators further enhances the market opportunity for natural gas fuels. Internationally, natural gas as an alternative fuel has been widely used for many years. According to Natural Gas Vehicles of America ("NGV America"), there are about 135,000 natural gas vehicles in the United States, compared to more than 15.2 million worldwide.

Natural Gas as an Alternative Fuel for Vehicles

        We believe that natural gas is an attractive alternative to gasoline and diesel for vehicle fuel in the United States and Canada because it is plentiful, domestic, cheaper and cleaner than gasoline or diesel. According to the EIA, in 2012, there were approximately 240 million gasoline gallon equivalents of natural gas consumed in the United States for vehicle use, which is more than double the amount consumed in 2000. NGV America estimates that there are approximately 1,300 natural gas fueling stations in the United States.

Benefits of Natural Gas Fuel

        Domestic and plentiful supply.    In recent years, technological advances in natural gas drilling and production, including the widespread deployment of horizontal drilling techniques, the use of hydraulic fracturing (also known as "fracking") and multi-pad drilling (where wells are drilled at close proximity to each other on the surface before branching out underground), have unlocked vast natural gas reserves. As a result, according to the EIA, global proved natural gas reserves grew by 92% between 1988 and 2011, to over 180 trillion cubic meters. Further, the natural gas reserve potential has become particularly favorable in the U.S. Both the Potential Gas Committee and Navigant Consulting have recently projected that the U.S. has recoverable natural gas resources of over 2,300 trillion cubic feet, which equates to more than 100 years of supply at current consumption levels. The EIA also projects that U.S. natural gas production will grow from 22.5 million cubic feet in 2011 to 37.5 million cubic feet by 2040, an increase of approximately 67%. We believe estimates of available natural gas reserves in the U.S. could continue to grow and we believe continued advances in drilling and production techniques could increase the accessibility of these reserves at reasonable costs, provided that there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing which, if implemented, could make it more expensive or unprofitable to produce natural gas through hydraulic fracturing and could lead to reduced natural gas supply and increased natural gas prices.

        Less Expensive.    Due to the abundance of natural gas, the cost of natural gas in the U.S. is significantly less than the cost of crude oil, on an energy equivalent basis. For example, at the end of

2013, oil was approximately five times more expensive than natural gas on an energy equivalent basis. This means that a GGE of natural gas is significantly less expensive than a gallon of diesel and gasoline. Based on projections from the EIA, we believe that natural gas will remain substantially cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the natural gas commodity makes up a smaller portion of the cost of a GGE of CNG or LNG, relative to the diesel or gasoline commodity portion of the cost of a gallon of diesel or gasoline, the price of a GGE of CNG or LNG is less sensitive to increases in the underlying commodity cost.

        The low price of natural gas allows us to sell CNG and LNG at a price that is often a $1.00 or $1.50 less per gallon than diesel or gasoline, depending upon local market conditions. For example the average retail CNG price we charged in California, our most significant market, was $1.04 less per gasoline gallon equivalent than the average California regular unleaded gasoline price of $3.89 per gallon. In addition, CNG and LNG are also currently cheaper than the three other most widely available alternative fuels, propane, ethanol blends and biodiesel, as reported by the Department of Energy on an energy equivalent basis. LNG prices per diesel gallon equivalent are also favorable to diesel prices. In California, for example, Low Sulfur Diesel for 2013 averaged $4.13 per diesel gallon, compared to our LNG diesel gallon equivalent price of $2.93.

        The chart below shows our average pump prices in California for CNG and LNG relative to California retail regular gasoline and diesel prices on a gasoline gallon equivalent basis for the periods indicated. CNG and LNG powered vehicles produce roughly the same miles per gallon as compared to gasoline or diesel powered vehicles.

Average California Retail Prices

(per gasoline gallon equivalent)(1)

	Year Ended December 31,
	2011	2012	2013
California retail gasoline(2)	$3.82	$4.03	$3.89
California retail diesel(2)(3)	$3.67	$3.80	$3.71
California CNG—Clean Energy	$2.70	$2.85	$2.85
CNG discount to gasoline	$(1.12)	$(1.18)	$(1.04)
CNG discount to diesel	$(0.97)	$(0.96)	$(0.86)
California LNG—Clean Energy	$2.33	$2.62	$2.63
LNG discount to diesel	$(1.34)	$(1.19)	$(1.08)

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

(3)
Converted to gasoline gallon equivalents assuming 125,000 BTUs and 139,000 BTUs per gallon of gasoline and diesel, respectively.

        The following chart shows the estimated annual fuel cost savings that may be achieved by a natural gas vehicle.

 Representative Annual per Vehicle Fuel Cost Savings
by Fleet Market for California
Based on Average Fuel Prices During 2013

Market	Fuel	Estimated annual fuel usage (gallons)(1)(2)	Cost of fuel CNG or LNG vs. gasoline or diesel (gallons)(1)(3)					Estimated annual fuel cost savings
Taxi	CNG or Gasoline	5,000	$2.85	(4)	vs.	$3.89	(4)	$5,200
Shuttle van	CNG or Gasoline	7,500	$2.85	(4)	vs.	$3.89	(4)	$7,800
Municipal transit bus (CNG)	CNG or Diesel	16,680	$1.53	(5)	vs.	$3.06	(6)	$25,520
Refuse truck (CNG)	CNG or Diesel	11,120	$1.47	(5)(7)	vs.	$3.71	(6)	$24,909
Municipal transit Bus (LNG)	LNG or Diesel	16,680	$1.46	(5)	vs.	$3.06	(6)	$26,688
Refuse truck (LNG)	LNG or Diesel	11,120	$1.81	(5)(7)	vs.	$3.71	(6)	$21,128
Heavy-duty truck (LNG)	LNG or Diesel	22,240	$2.63	(8)	vs.	$3.71	(6)	$24,019

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

(4)
CNG retail pricing is based on average Clean Energy retail station pricing in California during 2013. Gasoline retail pricing is based on California average retail gasoline prices during 2013 as reported by EIA.

(5)
CNG and LNG prices based on average prices paid by representative Clean Energy California fleet customers in 2013.

(6)
Diesel price based on EIA reported average diesel price in California in 2013.

(7)
Excludes California imposed fuel taxes of $0.0875 per gasoline gallon equivalent on CNG vehicles and $0.06 per gallon on LNG vehicles, as these customers typically buy an annual permit of $168.00 per truck over 12,000 gross vehicle weight that allows them to opt out of this tax.

(8)
LNG retail price is based on average Clean Energy retail station pricing at the Port of Long Beach station in 2013.

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

        Transportation is responsible for approximately 28% of total U.S. greenhouse-gas emissions, and over 13% of global greenhouse gas emissions. Under the LCFS, the California Air Resources Board ("CARB") recognizes that the use of natural gas as a vehicle fuel can provide an up to 29% reduction in greenhouse gas emissions for light duty vehicles and up to a 23% reduction for medium and heavy-duty vehicles.

        Increased RNG use could also help reduce greenhouse gas emissions. CARB's full lifecycle analysis of RNG has determined that use of RNG generated from landfills as a vehicle fuel can reduce greenhouse gas emissions by up to 88% as compared to gasoline. Further, the RFS creates tradable RIN Credits that can be generated by production and use of RNG in the transportation sector and can be sold to fuel providers that are not compliant under the RFS. RNG can also be used to generate renewable power in gas-fired power generation units.

        We sell RNG we produce for use as a vehicle fuel through our extensive natural gas fueling infrastructure. In addition, we sell the RINs and LCFS Credits that we generate through these transactions. We plan to escalate our activities in this area by using our fueling infrastructure to sell increasing amounts of RNG, as well as by entering into additional transactions to sell the LCFS Credits and RINs we generate. We have also agreed to market and sell RNG produced by third parties and retain a portion of the RIN and LCFS Credit values generated from those transactions.

        Safety.    As reported by NGV America, CNG and LNG are safer than gasoline and diesel because they dissipate into the air when spilled or in the event of a vehicle accident. When released, CNG and LNG are also less combustible than gasoline or diesel because they ignite only at relatively higher temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard tests, burst pressures, and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. Additionally, CNG and LNG are stored in above ground tanks and therefore cannot contaminate soil or groundwater.

Natural Gas Vehicles and Engines

        Natural gas vehicles use internal combustion engines similar to those used in gasoline or diesel powered vehicles. A natural gas vehicle uses sealed storage cylinders to hold CNG or LNG, specially designed fuel lines to deliver natural gas to the engine, and an engine tuned to run on natural gas. Natural gas fuels have higher octane content than gasoline or diesel, and the acceleration and other performance characteristics of natural gas vehicles are similar to those of gasoline or diesel powered vehicles of the same weight and engine class. Natural gas vehicles, whether they run on CNG or LNG, are refueled using a hose and nozzle that makes an airtight seal with the vehicle's gas tank. For heavy-duty vehicles, spark ignited natural gas vehicles generally operate more quietly than diesel powered vehicles. Natural gas vehicles typically cost more than gasoline or diesel powered vehicles, primarily due to the higher cost of the storage systems that hold the CNG or LNG.

        Any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Outside the U.S., numerous makes and models of vehicles are factory produced to run on natural gas as bi-fuel vehicles (bi-fuel vehicles can run on either natural gas or gasoline and have tanks for each fuel), or in some cases, as dedicated natural gas vehicles (dedicated vehicles use only natural gas fuel). In the U.S., however, a limited number of models of natural gas engines and vehicles have been historically available. We believe that in the near-term new heavy-duty natural gas engines and trucks will be offered by most, if not all, original equipment manufacturers ("OEMs"). We further expect that additional models of other natural gas vehicles will continue to become available as natural gas is increasingly adopted as a vehicle fuel in the U.S.

        Vehicle OEMs also offer natural gas school buses, shuttles, transit buses and street sweepers.

        Prior to 2013, there were two natural gas engines available for the U.S. heavy-duty truck market:

  •
  8.9 liter spark-ignited engine with 250-320 horsepower and 660-1,000 lb-ft torque produced by Cummins Westport, a joint venture of Cummins, Inc. and Westport Innovations. This engine is used in commercial trucks, refuse trucks and buses and has been the backbone for natural gas trucking to date. Most major truck OEMs, including Freightliner, AutoCar, Navistar, International, Kenworth, Peterbilt, Mack and Volvo, offer natural gas trucks using this engine.

  •
  15 liter high pressure direct injection engine with 400-450 horsepower and 1,800 lb-ft torque produced by Westport Innovations, which requires the use of a diesel particulate filter and selective catalytic reduction with urea injection to reduce emissions in compliance with EPA 2010 standards. This engine found use in applications that require high horsepower, such as transporting loads in excess of the 80,000 pound U.S. federal highway standard and up steep inclines. Westport Innovations, however, announced in 2013 that it plans to cease production of this engine.

New Heavy-Duty Truck Engines and Building America's Natural Gas Highway

        Based on our experience, the two natural gas engines available prior to 2013 were not well-suited to serve the U.S. heavy-duty truck market. Of these two engines, the 8.9 liter engine delivers inadequate horsepower and torque, and the 15 liter engine is too large and expensive to efficiently transport the loads typically hauled by U.S. carriers, and has the added complication of requiring three fuels—LNG, diesel and urea (during 2013, Westport announced that it would cease production of the 15 liter engine). We believe the preferred engine for this market is a 12 to 13 liter engine that delivers 400 horsepower or more and 1,400 to 1,500 lb-ft torque, and the historical lack of an engine that is well-suited for the U.S. heavy-duty truck market has hampered the adoption of natural gas fuel by this market.

        In 2013, Cummins Westport made its ISX 12G engine commercially available. This 12 liter engine has 400HP and delivers 1,450 lb-ft torque, and can run on either CNG or LNG. We see this engine as a "game changer" that meets the needs of the heavy-duty truck market, as well as other heavy-duty vocational trucking applications, and we believe the engine has been well received by truck operators. Major truck OEMs, including Freightliner, International, Navistar, Kenworth, Peterbilt, Mack, and Volvo, now offer natural gas trucks using this engine. In addition, Volvo is developing a 13 liter engine that may become available in 2014.

        We anticipate the commercial roll-out of these and other natural gas engines that are well-suited for the U.S. heavy-duty truck market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. heavy-duty truck industry. We estimate that there are approximately three million heavy-duty trucks on the road in the U.S., and that such trucks collectively consume approximately 25 billion gallons of fuel each year. As a result, we believe this market has the potential to become our largest.

        As these engines are adopted and increasing numbers of heavy-duty natural gas trucks are deployed in the U.S., natural gas fueling infrastructure must be available to serve the needs of truck operators. To meet these needs, we are building America's Natural Gas Highway, a nationwide network of natural gas truck fueling stations on the interstate highway system and near distribution centers, intermodal transportation facilities and manufacturing locations. Our objective in building America's Natural Gas Highway is to enable natural gas fueled freight trucking coast to coast and border to border along key transportation corridors. 85 ANGH stations have been completed at the end of 2013, and of this number, 22 were open and selling natural gas fuel, and the remainder are planned to open as natural gas trucks are deployed in the geographic areas where the stations are located. We also had an additional 28 ANGH stations under development at the end of 2013. Many ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the U.S., with approximately 500 truck travel centers in 43 states. Our ANGH stations have primarily been initially built to provide LNG. However, we believe operators will adopt heavy-duty trucks that run on both LNG and CNG, so to meet the needs of our customers, we have designed the ANGH stations to be capable of dispensing both fuels. We will need to invest additional capital in our ANGH stations to the extent more CNG than LNG heavy-duty trucks are deployed and we decide to add CNG or LCNG fueling equipment to our stations.

        To help accelerate the conversion of heavy-duty truck fleets to natural gas, in 2013, we entered a strategic alliance with GE's Transportation Finance business. Fleet operators are eligible for loans and leases, including fair market value leases, from GE to acquire natural gas trucks from OEMs. In exchange for committing to purchase natural gas fuel from our stations, we then help offset the monthly cost of the vehicles to make it consistent with the cost of a diesel truck. Our goal is to work with fleet operators to achieve a one to two year payback on the incremental cost of natural gas heavy-duty trucks, and our alliance with GE is a tool in achieving this goal.

Products and Services

        We sell CNG, LNG and RNG and provide O&M, services to our customers. For the year ended December 31, 2013, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). We design and construct CNG, LNG and LCNG fueling stations, as well as offer solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, and sell or lease some of those stations to our customers. We also sell RNG produced by our subsidiary Clean Energy Renewable Fuels, LLC ("CERF"), and sell non-lubricated natural gas fueling compressors and related equipment and maintenance services through our subsidiary Clean Energy Compression Corp, also known as I.M.W. Industries Ltd. ("IMW"). In addition, we help our customers acquire and finance natural gas vehicles. We also generate and sell RIN Credits and LCFS Credits. We also previously provided natural gas vehicle conversions and design and engineering services for natural gas engine systems through our BAF subsidiary, which we sold to Westport on June 28, 2013 (see note 2 to our consolidated financial statements).

        CNG Sales.    We sell CNG through fueling stations located on our customers' properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers' vehicles. Our CNG sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.

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

        We expect that we will need to secure additional sources of LNG for America's Natural Gas Highway. Therefore, we plan to expand the Boron Plant to increase its production capacity to 90 million gallons of LNG per year. Further, we plan to use financing, which we expect to be provided by GE and us, to purchase two LNG plants (the "GE Plants") from GE Oil & Gas, Inc., an affiliate of GE that will also be responsible for all engineering, procurement and construction relating to the GE Plants. We expect that the GE Plants, when complete, will each be initially capable of producing up to 90 million gallons of LNG per year, and they will each be designed to expand their production capability to up to 365 million gallons of LNG per year. We also believe additional LNG production plants will need to be built by our company or third parties. To that end, we have entered the Eagle LNG Partners consortium, pursuant to which we anticipate that we and other consortium members will develop additional regional LNG projects to meet the anticipated demand for LNG.

        We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. During 2013, we procured 33% of our LNG from third-party producers, and we produced the remainder of the LNG at the Pickens and Boron Plants. We expect to enter into additional purchase contracts with third-party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and we may enter into additional, "take or pay" contracts that require us to purchase minimum volumes of LNG at index-based rates.

        We deliver LNG via our fleet of 88 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We typically own the tanker trailers and we contract with third parties to provide tractors and drivers. Each LNG tanker trailer is capable of carrying 10,000 gallons of LNG. To optimize our distribution network, we use an automated tracking system that enables us to monitor the location of a tanker trailer at any time, as well as an automated fueling station tank-monitoring system that enables us to efficiently schedule the refilling of each station, which helps ensure that our customers have sufficient fuel to operate their fleets. We also anticipate that we will need to purchase or lease additional tanker trailers to transport LNG to ANGH stations, and that we will need to increase the number of third parties who provide us contract carrier services. For LNG customers who own and operate their fueling stations, we sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at public-access stations based on prevailing market conditions. LNG generally costs more than CNG, as LNG must be liquefied and transported, and the federal government imposes higher fuel taxes on LNG.

        Operation and Maintenance.    We perform O&M services for CNG stations that are either owned by us or our customers. In addition, we perform O&M services for LNG stations we own and for a small number of LNG stations owned by our customers and supplied by us. Most of the CNG and LNG stations that we maintain or supply are monitored from our centralized operations center, facilitating increased reliability and safety, as well as lower operating costs. This monitoring helps us to ensure the timely delivery of fuel and to respond rapidly to any technical difficulties that may arise. In addition, we have an automated billing system that enables us to track our customers' usage and bill them efficiently. As of December 31, 2013, we had an operations team of 164 employees, including 127 full-time employees dedicated to performing preventative maintenance and available to respond to service requests in 39 states and in Canada. In addition, we have 90 full-time employees dedicated to performing preventative maintenance on IMW's foreign installations in Bangladesh, Colombia, Peru and China.

        Our Station Network.    As of December 31, 2013, we owned, operated or supplied 471 fueling stations for our customers in 39 states and Canada. We owned 229 of the stations, including 12 co-owned stations, and our customers owned the other 242 stations.

        Station Construction and Engineering.    Since 2008, we have built 305 natural gas fueling stations, either serving as general contractor or supervising qualified third-party contractors, for ourselves or our customers. We acquired the additional stations we own that we did not build through acquisition of assets or businesses. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors (we often use compressors manufactured by IMW), dispensers and storage tanks (which hold a relatively small buffer amount of CNG). Equipment for a LNG station typically consists of storage tanks that hold 5,000 to 25,000 gallons of LNG, plus related dispensing equipment. We also offer solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, which can include the construction and sale of facility modifications.

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

        In addition, in May 2013, we purchased MGES for approximately $20.6 million. MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services.

        RNG.    We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell RNG produced at the facility to Shell Energy North America under a gas sale agreement and, depending upon RNG production volumes, we have the ability to sell RNG produced by the facility as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in December 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We are building a third RNG facility at a Republic Services landfill in North Shelby, Tennessee, and we expect the facility to be operational during the first or second quarter of 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure. The RNG we distribute for vehicle use is distributed under the name "Redeem."

        Vehicle Conversions.    Prior to its sale on June 28, 2013, we owned BAF, a provider of natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support, and research and development for natural gas vehicles. BAF's vehicle conversions included taxis, vans, pick-up trucks and shuttle buses. BAF owned ServoTech Engineering, Inc. ("ServoTech"), which provided, among other services, design and engineering services for natural gas engine systems.

        Natural Gas Fueling Compressors.    Our IMW subsidiary manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has additional manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the United States. We believe IMW gives us several strategic advantages. First, it enables us to satisfy our internal compressor needs, since compressors are the most important piece of equipment for a CNG station. As the adoption of natural gas vehicles has increased, our CNG station construction backlog and our compressor requirements have increased. We believe our compressor needs will continue to grow in the future. Second, IMW enables us to provide certain customers with a "factory direct" offering. Since some customers do not want our full suite of services and simply want a station that they can own and operate themselves, our compressor manufacturing business allows us to offer them a high quality and low cost "equipment only" solution. Third, IMW allows us to participate in the global growth of natural gas vehicle fueling. IMW has a strong reputation in the global market, and we believe IMW will benefit and participate in such growth.

        Vehicle Acquisition and Finance.    We offer vehicle finance services for some of our customers' purchases of natural gas vehicles. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease natural gas vehicles to certain of our customers in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. In addition, we have partnered with GE's Transportation Finance business to make loans and leases, including fair market value leases, available to truck operators to acquire natural gas heavy-duty trucks from OEMs.

        VETC.    From October 1, 2006 to December 31, 2013, we received a federal fuel tax credit ("VETC") of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers claimed the credit. The program providing for the VETC expired on December 31, 2013.

        Sales of RINs and LCFS Credits.    We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these RIN Credits and LCFS Credits to third parties who need the RIN Credits and the LCFS Credits to comply with federal and state requirements. In 2013, we realized $8.6 million in revenue through the sale of LCFS and RIN Credits. We anticipate that we will generate and sell increasing numbers of RIN Credits and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RIN Credits and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RIN Credits and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.

Sales and Marketing

        We have sales representatives in all of our major operating territories, including Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia, and Washington in the U.S., in Toronto and Vancouver in Canada and in Bangladesh, Colombia, Peru and China. At December 31, 2013, we had 117 employees in sales and marketing, including 19 employees of IMW. As our business grows and we enter new markets over the next several years, we intend to continue expanding our sales and marketing team, primarily by adding specialized sales experts to focus on opportunities in targeted metropolitan areas and in locations where we have existing fueling infrastructure. We market primarily through our direct sales force, attendance at trade shows and participation in industry conferences and events. Our sales and marketing group works closely with federal, state and local government agencies to provide education on the value of natural gas as a vehicle fuel and to keep abreast of proposed and newly adopted regulations that affect our industry.

Key Markets and Customers

        At December 31, 2013, we had 779 fleet customers operating approximately 35,240 vehicles, including approximately 7,300 transit buses, 2,230 taxis, 3,020 shuttles, 6,720 refuse trucks and 1,680 heavy-duty trucks. We target customers in a variety of markets, such as trucking, airports, taxis, refuse, public transit and government fleets. During 2011, 2012 and 2013, approximately 21%, 33% and 19% of our revenues, respectively, were derived from contracts with governmental entities such as municipal transit fleets. We do not depend on a single customer or a few customers, the loss of which would have a material adverse effect on us.

  •
  Trucking—Many shippers, manufacturers, retailers and other truck fleet operators have begun adopting natural gas fueled trucks to move their freight. Some of the national fleets piloting heavy-duty tractors with natural gas are among the largest fleets in the world including Con-way, FedEx, Frito-Lay, NFI/Lowes, Raven, Ruan, Ryder, Schneider, Swift, UPS, Werner and YRC Worldwide. Interest by shippers increased in 2013, as several Fortune 100 companies engaged in discussions with their carrier base about the use, or expansion of use, of natural gas trucks in their fleets. We believe this increased interest is due in part to the commercial introduction of the Cummins Westport ISX 12G engine, and we anticipate that the continued commercial roll-out of heavy-duty natural gas engines that are well-suited for the U.S. truck market will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry.

  •
  Airports—Many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. Many of these airports already have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation. In order to reduce emissions levels further, many airports require or encourage service vehicle operators to switch their fleets to natural gas, including airport delivery fleets, door-to-door and parking shuttles and taxis. To assist in this effort, airports are contracting with service providers to design, build and operate natural gas fueling stations in strategic locations on their property. Airports we serve include Albuquerque, Atlanta Hartsfield Jackson International, Austin Bergstrom International, Baltimore Washington International, Burbank, Cleveland Hopkins International, Dallas-Ft. Worth International, Denver International, Dulles International Airport, George Bush International (Houston), Hartford, Las Vegas, Love Field (Dallas), Logan International Airport (Boston), Long Beach, LaGuardia (New York), Los Angeles International, New Orleans, Newark International, Oakland International, Ontario, Palm Springs, Philadelphia International, Phoenix Sky Harbor International, Ronald Reagan Washington National, San Francisco International, Santa Ana/John Wayne, San Diego International, SeaTac International (Seattle), Tampa International, Tucson International and Will Rogers (Oklahoma City). At these airports, our representative customers include taxi and van fleets, as well as parking and car rental shuttles. We believe these are well suited customers because they use a relatively high volume of vehicle fuel and can be served by centralized fueling infrastructure. We believe that vehicles serving airports in the U.S., including shuttles and taxis, consume an aggregate of approximately two billion gallons of fuel per year.

  •
  Taxis—According to the Taxi, Limousine, and Paratransit Association, there were approximately 6,300 companies operating 171,000 taxicabs in the United States in 2010. We believe that less than 2% of these vehicles are natural gas vehicles. Because taxi fleets travel many miles, use a relatively high volume of vehicle fuel and can refuel at a central location, we believe they are excellent candidates to use CNG. Natural gas vehicles provide taxi fleets a convenient way to reduce operating costs and provide a clean environment for their drivers and customers. We serve approximately 2,230 taxis in Southern California, the San Francisco Bay Area, Dallas, Houston, Las Vegas, New York City, Ohio, Phoenix, Tucson, Chicago, Boston, Newark, Connecticut and Seattle.

  •
  Refuse Haulers—According to INFORM, there are nearly 200,000 refuse trucks in the United States, consuming approximately two billion gallons of fuel per year, that collect and haul refuse and recyclables from collection points to landfills, transfer stations, waste-to-energy facilities, and material recovery facilities. Due to the desire to recognize operating savings, and to address their customers' demands to reduce emissions, refuse haulers are increasingly adopting trucks that run on CNG. We estimate that approximately 60% of the new refuse collection trucks ordered during 2013 were powered by CNG fuel. Waste Management has made public that it anticipates 85% of its new vehicle orders in 2014 will be natural gas vehicles. We serve numerous Waste Management sites now, as well as Republic Services and other sites, and hope to expand these numbers in the future. In addition to Waste Management and Republic Services, we also have contracts with private waste haulers such as Atlas Disposal (CA), Blue Diamond Disposal (NJ), Burrtec (CA), Central Jersey Waste, Choice Waste (FL), CleanScapes (Seattle), Garofalo V & Sons (NY), Homewood Disposal (IL), Mission Trail (CA), Livermore Sanitation (CA), USA Recycling (CT), Peoria Disposal (IL), Progressive Waste (LA and TX), Recology (Formerly Norcal Waste), South San Francisco Scavenger, Tidewater Chesapeake (VA), Waste Connection Vancouver and Waste Pro (FL), among others. We also provide vehicle fueling services to municipal refuse fleets including fleets in Burbank, Dallas, Fresno, Los Angeles, Sacramento, San Antonio, and on Long Island, New York among other locations. We believe refuse companies are ideal customers because they can be served by centralized fueling infrastructure and they use a relatively high volume of fuel. We currently serve over 140 hauling companies.

  •
  Transit Agencies—According to the American Public Transportation Association ("APTA"), there are over 67,250 municipal transit buses operating in the U.S. In many areas increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that the transit agencies in the U.S. consume an aggregate of approximately 1.5 billion gallons of fuel per year. Transit agencies were early adopters of natural gas vehicles, and more than one third of agencies nationwide are operating part or all of their fleet on LNG or CNG, according to APTA. Our U.S. public transit customers include the following: in California, Los Angeles Metropolitan Transit Authority, Foothill Transit, Long Beach Transit, Orange County Transit Authority, Santa Cruz Metropolitan, Santa Monica Big Blue Bus, OmniTrans San Bernardino and six other agencies. In the Southwest, Dallas Area Rapid Transit, Sun Metro (El Paso), El Metro (Laredo, Texas), Phoenix Transit, Tempe Transit, and the public agencies in Albuquerque and Santa Fe, New Mexico. In the Midwest, the public agencies in Kansas City (Missouri) and Akron and Canton, Ohio; and on the East Coast, Hillsborough Area Regional Transit (Tampa, Florida) and NICE Bus (Long Island, New York). We also serve public transit customers in British Columbia.

  •
  Government Fleets—According to the Federal Highway Administration ("FHA"), in 2011, there were over 3.9 million government fleet vehicles in operation in the United States, including those operated by federal, state and municipal entities. In California and Texas, for example, according to the FHA, there were over 432,000 and 371,000 government vehicles, respectively. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically. Under the federal Energy Policy Act of 1992, 75% of new light-duty vehicles purchased by federal fleet operators are required to run on alternative fuels. Our representative government fleet customers include the California Department of Transportation (Los Angeles and Orange County), State of New York, City of Denver, City and County of Los Angeles, County of Maricopa (CA), City of San Antonio, Town of Smithtown (NY), City and County of San Francisco, City of Oakland, City and County of Dallas and the City of Phoenix.

Corporate Information; Acquisitions and Divestitures

        We were incorporated under the laws of the State of Delaware in April 2001. In August 2008, we acquired a 70% interest in a facility that collects, processes and sells RNG collected from a landfill in Dallas, Texas. On October 1, 2009, we completed our acquisition of BAF, and on September 7, 2010, we acquired the advanced, non-lubricated natural gas fueling compressor and related equipment manufacturing and servicing business of IMW. On December 15, 2010, we acquired Northstar, and in 2011 and 2012, we acquired the natural gas fueling infrastructure construction business of Weaver Electric, Inc., and the natural gas engine system design company ServoTech, respectively. In March 2013, we completed the sale of our interest in Clean Energy del Peru. On May 6, 2013, we acquired MGES, a provider of CNG station design and construction and CNG equipment repair and maintenance services. On June 28, 2013, we sold all of the outstanding capital stock of BAF, including BAF's 100% ownership interest of ServoTech. In the future, we anticipate pursuing acquisitions and partnerships as we become aware of opportunities where we believe we can increase our competitive advantages, expand our product offerings, or enhance our market position.

Tax Incentives

        The program providing for the VETC federal fuel tax credit expired on December 31, 2013. However, U.S. federal and state government tax incentives and grant programs continue to be available to reduce the cost of acquiring and operating a natural gas vehicle fleet. Incentives may include funds to offset the cost of acquiring natural gas vehicles or converting vehicles to use natural gas, constructing natural gas fueling stations or selling CNG or LNG.

Grant programs

        We apply for and help our fleet customers apply for federal, state and regional grant programs in states where we operate including Alabama, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Hampshire, New York, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Utah, and Washington. These programs provide funding for natural gas vehicle purchases and station construction.

Competition

        The market for vehicular fuels is highly competitive. The biggest competition for CNG and LNG is gasoline and diesel, as the vast majority of vehicles in the U.S. and Canada are powered by gasoline and diesel. Many of the producers and sellers of gasoline and diesel fuels are large entities that have significantly greater resources than we have. We also compete with suppliers of other alternative vehicle fuels, including ethanol, biodiesel and hydrogen fuels, as well as providers of hybrid and electric vehicles. In addition, in the heavy-duty truck market we compete with market participants who only provide CNG and are advocating that operators adopt that fuel in lieu of LNG.

        A significant number of established businesses, including oil and gas companies, fuel providers, vehicle OEMs, refuse collectors, natural gas utilities, truck stop and fuel station operators, industrial gas companies and other organizations have entered or are planning to enter the market for natural gas vehicle fuels. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Some of our current principal competitors in the market for natural gas vehicle fuels include:

  •
  Intergrys, a provider of CNG fuel infrastructure and fueling services through its subsidiaries Trillium USA and Pinnacle CNG;

  •
  Questar Fueling, an affiliate of the Questar Gas Utility, provides CNG fuel infrastructure and fueling services and is advocating that heavy-duty truck operators adopt CNG over LNG;

  •
  TruStar Energy (formerly Vocational Energy), a fueling infrastructure company;

  •
  Shell Oil Products U.S., which is constructing and plans to operate a network of natural gas fueling stations at TravelCenters of America locations in the U.S.;

  •
  Love's Travel Stops, a travel-center operator that is adding CNG refueling infrastructure to its network, and is a proponent of heavy-duty truck operators adopting CNG over LNG;

  •
  Blu LNG, a company backed by ENN Group Co Ltd (one of China's largest companies) that is developing a national network of LNG fueling stations;

  •
  Applied LNG Technology and Prometheus Energy, each of which distributes LNG in the western United States; and

  •
  Kwik Trip, a company that owns CNG fueling stations in Wisconsin, Minnesota and Iowa, and has announced plans to add 10 to 15 new CNG locations and expand into new markets in 2014.

        Several natural gas utilities, including Pacific Gas and Electric, operate public access CNG stations that compete with our stations. In December 2012, the California Public Utilities Commission approved a compression services tariff application by the Southern California Gas Company, allowing the utility to offer natural gas fueling infrastructure construction services that compete with our offerings. In January 2014, Northwest Natural was also granted a similar service tariff by the Oregon Public Utilities Commission. In addition, utilities in several states, including Michigan, Illinois, New Jersey, North Carolina, Missouri, Maryland, Oregon, Washington, Kentucky and Georgia, have made efforts to invest in the market for natural gas vehicle fuels. Utilities have unique competitive advantages, including that they typically have a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

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

        We own, operate or supply 471 CNG and LNG fueling stations. Of these, we operate 308 CNG fueling stations, which we estimate is approximately four times the number of CNG fueling stations operated by our next largest competitor. We believe we are the only company in the U. S. or Canada that provides both CNG and LNG on a significant scale, and we operate in more states and provinces than any of our competitors. We expect, however, competition to intensify in the near term as the use of natural gas vehicles and the demand for natural gas vehicle fuel and related equipment increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

Background on Clean Air Regulation

        Federal Clean Air Act—The Federal Clean Air Act provides a comprehensive framework for air quality regulation in the United States. Many of the federal, state and local air pollution control programs regulating vehicles and stationary sources have their basis in Title I or Title II of the Federal Clean Air Act.

        Title I of the Federal Clean Air Act charges the EPA with establishing uniform National Ambient Air Quality Standards for criteria air pollutants anticipated to endanger public health and welfare. States in turn have the primary responsibility under the Federal Clean Air Act for achieving these standards. If any area within a state fails to meet these standards for a criteria air pollutant, the state must develop an implementation plan and local agencies must develop air quality management plans for achieving these standards. Many state programs regulating stationary source emissions, vehicle pollution or mobile sources of pollution are developed as part of a state implementation plan. For mobile sources, two criteria pollutants in particular are of concern: ozone, or NOx, and particulate matter. As components of state implementation plans, individual states have also adopted diesel fuel standards intended to reduce NOx and particulate matter emissions. Texas and California have both adopted low-NOx diesel programs. Additionally, many state implementation plans and some quality management plans include vehicle fleet requirements specifying the use of low emission or alternative fuels in government vehicles.

        Title II of the Federal Clean Air Act authorizes the EPA to establish emission standards for vehicles and engines. Diesel fueled heavy-duty trucks and buses have recently accounted for substantial portions of NOx and particulate matter emissions from mobile sources, and diesel emissions have received significant attention from environmental groups and state agencies. In 2001, the EPA finalized its Heavy Duty Highway Rule, also known as the 2007 Highway Rule. The 2007 Highway Rule seeks to limit emissions from diesel fueled trucks and buses on two fronts: new tailpipe standards requiring significantly reduced NOx and particulate matter emissions for new heavy-duty diesel engines, and new standards requiring refiners to produce low sulfur diesel fuels that will enable more extensive use of advanced pollution control technologies on diesel engines.

        The 2007 Highway Rule's tailpipe standards apply to new diesel engines. Specifically, new particulate matter standards took effect in the model year 2007 and new NOx standards were phased in between 2007 and 2010. The rule's fuel standards call for a shift by U.S. refiners and importers from low sulfur diesel, with a sulfur content of 500 parts per million (ppm), to ultra low sulfur diesel, with a sulfur content of 15 ppm. The rule required refiners to begin producing ultra low sulfur diesel fuels on June 1, 2006.

        Although the majority of state air pollution control regulations are components of state implementation plans developed pursuant to Title I of the Federal Clean Air Act, states are not precluded from developing their own air pollution control programs under state law. For example, CARB and the South Coast Air Quality Management District have promulgated a series of airborne toxic control measures under California state law, several of which are directed toward reducing emissions from diesel fueled engines.

        The federal emissions standards under Title II of the Federal Clean Air Act for medium- and heavy-duty trucks are based on a range of factors such as gross vehicle weight rating ("GVWR"), cab type and roof height, and they will phase in from 2014-2018. As for federal fuel efficiency standards, tractor-trailers will be required to achieve about a 20% reduction in fuel consumption by model year 2018. Heavy-duty pickup trucks and vans will be required to improve fuel economy by model year 2018 by 10% for gasoline and by 15% for diesel vehicles. Vocational vehicles (delivery trucks, buses, garbage trucks) will have to improve fuel economy by 10% by model year 2018.

        Federal RFS.    In February 2010, the EPA finalized the RFS (which were established by the Energy Policy Act of 1992/2005), which creates RINs that can be generated by production and use of RNG in the transportation sector and can be sold to fuel providers that are not compliant under the RFS.

        California's AB 32—In September 2006, California Governor Arnold Schwarzenegger signed AB 32—the Global Warming Solutions Act of 2006—into law, which calls for a cap on greenhouse-gas emissions throughout California and a statewide reduction to 1990 levels by the year 2020, and an additional 80% reduction below 1990 levels by 2050. To achieve the state's greenhouse gas reductions for mobile sources, in 2009, CARB approved the LCFS, which requires a 10% carbon reduction in gasoline and diesel fuels sold in the State of California by 2020, and therefore encourages other low carbon "compliant" transportation fuels (including CNG, LNG and RNG) to enter the marketplace by allowing them to generate LCFS Credits that can be sold to noncompliant regulated parties.

Government Regulation and Environmental Matters

        Certain aspects of our operations are subject to regulation under federal, state, local and foreign laws. If we were to violate these laws or if the laws or enforcement proceedings were to change, it could have a material adverse effect on our business, financial condition and results of operations.

        Regulations that significantly affect our operations are described below.

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

        We believe we are in substantial compliance with environmental laws and regulations and other known regulatory requirements. Compliance with these regulations has not had a material effect on our capital expenditures, earnings or competitive position. More stringent environmental laws and regulations may be imposed in the future, such as more rigorous air emissions requirements, proposals to make waste materials subject to more stringent and costly handling, disposal and clean-up requirements or regulations of greenhouse gas emissions from our LNG plants or stations. Accordingly, new laws or regulations or amendments to existing laws or regulations might require us to undertake significant capital expenditures, which may have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

Employees

        As of December 31, 2013, we employed 1,084 people, of whom 117 were in sales and marketing, 804 were in operations, engineering and compressor production, and 163 were in finance and administration. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.

Financial Information about Segments and Geographic Areas

        We operate our business in one reportable segment. For information about our revenues from external customers, operating income (loss) and long-lived assets broken down by geographic area, see note 14 to our consolidated financial statements. We are subject to certain risks attendant to our foreign operations, which are described under the heading "Risk Factors" in this annual report on Form 10-K.

Additional Information

        Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this report.

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

        In 2011, 2012 and 2013, we incurred pre-tax losses of $48.2 million, $99.6 million and $63.2 million, respectively. Our losses for 2011, 2012 and 2013 included derivative gains of $2.7 million, $3.4 million and $0.9 million, respectively, relating to marking to market the value of our Series I warrants. See note 18 of our consolidated financial statements. During 2011 and 2013, our losses were substantially decreased by approximately $17.9 million and $45.4 million of revenue, respectively, from federal fuel tax credits. The program under which we received such credits expired on December 31, 2013. To build our business and improve our financial performance, we must continue to invest in developing the natural gas vehicle fuel market and offer our customers competitively priced natural gas vehicle fuel and other products and services. If we do not achieve or maintain profitability that can be sustained in the absence of federal fuel tax credits and other government incentive programs, our business will suffer and the price of our common stock may drop. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

        At December 31, 2013, our total consolidated indebtedness was $620.4 million, including an aggregate of $295.0 million principal amount of convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 (the "Series 2011 Notes") and an aggregate of $250.0 million principal amount of convertible notes we issued in September 2013 (the "Series 2013 Notes"). We expect our interest payment obligations under the Series 2011 Notes and the Series 2013 Notes to be approximately $22.4 million and $13.3 million, respectively, for the year ending December 31, 2014. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, our existing and future indebtedness may contain various restrictive covenants, and any failure by us to comply with any of those covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder, together with accrued and unpaid interest, to be due and payable, thereby causing all of our available cash flow to be used to pay such indebtedness and/or we could be forced into bankruptcy or liquidation. In addition, the amount of our significant indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility and planning for, or reacting to, changes in our business and industry, or place us at a competitive disadvantage compared to our competitors who have less debt and limit our ability to borrow additional amounts.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and limit our growth.

        Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because the components needed for a vehicle to use natural gas adds to a vehicle's base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil, gasoline and diesel declines, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Additionally, reduced prices for gasoline and diesel fuel may cause potential customers to delay or decide not to convert their fleets to run on natural gas. Recent and significant volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. In addition, any new regulations imposed on natural gas extraction in the United States, particularly on production of natural gas through hydraulic fracturing or horizontal drilling techniques, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas. In that event, our sales of natural gas fuel may decrease and our business would suffer.

The volatility of natural gas prices could adversely impact the adoption of CNG and LNG vehicle fuel and our business.

        In the recent past, the price of natural gas has been volatile, and this volatility may continue. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we cannot pass the increased costs on to our customers. In addition, higher natural gas prices may cause CNG and LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of CNG and LNG as a vehicle fuel and consequently our business. Conversely, lower natural gas prices reduce our revenues due to the fact that in a significant number of our customer agreements, the commodity cost is passed through to the customer. Among the factors that can cause fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, negative publicity surrounding drilling techniques, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs. Hydraulic fracturing and horizontal drilling techniques has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through hydraulic fracturing or horizontal drilling could lead to increased natural gas prices.

If Cummins Westport experiences difficulties or other delays in making its ISX 12G natural gas engine widely available, or if the engine is not adopted by truck operators to the extent we anticipate, our results of operations and business prospects will be adversely affected.

        We believe that our entry into the heavy-duty truck market, and the execution of our ANGH initiative, depends upon the successful adoption of the Cummins Westport ISX 12G engine (or a comparable engine that we believe would be well-suited for the U.S. heavy-duty truck market). Although the engine has entered production, commercial availability of this engine has been previously delayed and Cummins Westport may experience further delays in making the engine widely available. Further, the Cummins Westport ISX 12G engine may not be adopted and deployed by heavy-duty truck operators in meaningful numbers. Heavy-duty trucks powered by the engine will cost more, as compared to comparable diesel trucks, and may experience operational or performance issues. If meaningful numbers of the Cummins Westport ISX 12G engine are not deployed, or if a meaningful number of the engines that are deployed are not fueled at our stations, our business and financial results would be harmed.

The failure of our America's Natural Gas Highway initiative would materially and adversely affect our financial results and business.

        We are building America's Natural Gas Highway, a network of natural gas truck fueling stations on interstate highways and near distribution centers, intermodal transportation facilities and manufacturing locations. Building America's Natural Gas Highway requires a significant commitment of capital and other resources, and our ability to successfully execute our plan faces substantial risks, including:

  •
  Our ANGH stations have primarily been initially built to provide LNG and LNG typically costs more than CNG. If CNG becomes the preferred fuel for truck operators, we would be required to spend significant additional capital to add CNG and/or LCNG to our ANGH stations, and we may not have sufficient capital for that purpose;

  •
  Truck and vehicle operators may not fuel at our stations;

  •
  We have no influence over the development, production or availability of natural gas trucks powered by engines that are well-suited for the United States heavy-duty truck market (including the Cummins Westport ISX 12G engine);

  •
  Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside our control;

  •
  We may not be able to obtain acceptable margins on fuel sales at ANGH stations;

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

  •
  Many ANGH stations have been completed before there are sufficient numbers of customers who will fuel at the stations, and if such customers do not materialize, we will continue to have substantial investments in assets that do not produce revenues and we may lose money on LNG that is supplied to the ANGH stations but is not purchased by customers;

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

        Limited availability of natural gas vehicles and engine sizes restricts their wide scale introduction and narrows our potential customer base. Original equipment manufacturers currently produce a small number of natural gas engines and vehicles in the U.S. and Canadian markets, they may not make adequate investments to expand their natural gas engine and vehicle product lines, and/or they may discontinue or curtail their natural gas engine and vehicle product lines. Due to the limited supply of natural gas vehicles, our ability to promote natural gas vehicles and our natural gas fuel sales will be restricted.

        Natural gas vehicles may require servicing and further technology refinements to address performance issues that may occur as vehicles are deployed in large numbers. If heavy-duty natural gas truck purchasers are not satisfied with truck performance, additional heavy-duty truck engine manufacturers do not enter the market for natural gas engines, or natural gas engines are not otherwise developed, produced and adopted in greater numbers, our ANGH investments and natural gas fueling business may be significantly impaired, which would adversely affect our financial performance.

We may need to raise additional debt or equity capital to continue to fund the growth of our business.

        At December 31, 2013, we had total cash and cash equivalents of $240.0 million and short-term investments of $138.2 million. Our business plan calls for approximately $135.0 million in capital expenditures in 2014, as well as substantial capital expenditures thereafter. We may also require capital for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to future payments that we will be required to make in connection with our acquisitions of our subsidiaries IMW and Northstar. At December 31, 2013, our future payments for IMW and Northstar totaled $12.4 million and $2.4 million, respectively.

        Equity or debt financing options may not be available when needed or on terms favorable to us, or at all. Additional sales of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible notes, high yield debt, asset based loans, term loans, project finance debt, municipal bond financing or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. If we are unable to obtain debt or equity financing in amounts sufficient to fund any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend or curtail these capital expenditures or postpone or delay potential acquisitions or other strategic transactions, which would harm our business, results of operations, and future prospects.

We have the ability to incur substantially more debt.

        Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The agreements governing our Series 2011 Notes and our Series 2013 Notes do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may adversely affect our ability to pay the principal of and interest on our debt, or make other required payments, increase the risks relating to our ability to service our indebtedness described above, and/or adversely affect our creditworthiness generally, which could restrict our flexibility in responding to changing business and economic conditions and negatively impact our business.

Our business is influenced by government incentives and mandates for clean burning fuels and alternative fuel vehicles.

        Our business is influenced by federal, state and local government tax attributes, credits, rebates, grants and similar incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Some government programs and incentives have recently expired, such as the VETC federal excise tax credit of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which expired December 31, 2013 and may not be reinstated. In 2011 and 2013 we recorded approximately $17.9 million and $45.4 million of revenue, respectively, related to VETC fuel tax credits, representing approximately 6.1% and 12.9%, respectively, of our total revenue during the periods. If expired incentives are not reinstated or extended, or if new incentives are not passed, our revenue and financial performance may be adversely affected. Furthermore, the failure of proposed federal, state or local government incentives that promote the use of natural gas and RNG as a vehicle fuel to pass into law could result in a negative perception of our industry and business by the market generally and a decline in the market price of our common stock. Changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the Federal Renewable Fuel Standard Phase 2, would adversely affect our business and ability to operate a profitable RNG business. In addition, if grant funds are no longer available under government programs for the purchase and construction of natural gas vehicles and stations, those activities could slow and our business and results of operations may be adversely affected.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

        Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas and RNG for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we have, invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a challenging economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could also have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

        To expand our business, we must develop new customers and sell increasing amounts of CNG, LNG and RNG, which we may not be able to do. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the growth in our target markets of fueling station infrastructure that supports CNG and LNG sales, our ability to supply CNG and LNG at prices that are lower than gasoline and diesel and acceptance of our technology, fuel systems and services. A decline in oil, diesel fuel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. Also, if vehicle operators perceive that greenhouse gas emissions of natural gas vehicles are greater than those of gasoline or diesel vehicles, then such operators may not adopt natural gas vehicles. Further, potential customers may not find our product or service offerings acceptable, may not like the natural gas fueling experience or may encounter operational difficulties with natural gas vehicles or natural gas fueling infrastructure. In addition, users may experience issues with the content of the natural gas supplied to CNG stations we own and/or operate. Such issues may adversely affect the adoption of CNG as a vehicle fuel and may result in claims against us.

We face increasing competition from oil and gas companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities, fuel station and truck stop owners, and other organizations that have far greater resources and brand awareness than we have.

        A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and station owners, fuel providers and other organizations have entered or are planning to enter the natural gas fuels market. For example, Shell Oil Products U.S. is constructing and plans to operate a network of natural gas fueling stations at TravelCenters of America locations in the United States. In addition, Love's Travel Stops is adding CNG refueling infrastructure to its travel-center network. Further, ENN Group Co Ltd, one of China's largest private companies, is building a network of natural gas fueling stations for trucks along U.S. highways. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may give existing competitors and new market entrants competitive advantages. In addition, in the heavy-duty truck market, we compete with market participants who advocate the adoption of CNG over LNG, and operators may prefer the CNG offering provided by such competitors. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. The California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas fueling infrastructure on customer property and by providing O&M services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington, Kentucky and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages, including that they typically have a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

        We expect competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities. Our failure to compete successfully in the markets in which we operate, including the heavy-duty truck market, would adversely affect our business and financial results.

We are subject to risks associated with cost overruns, delays, regulatory compliance and other contingencies in connection with our station construction activities, any of which could have a material adverse effect on our business and results of operations.

        In connection with our station construction and facility modification projects, we act as the general contractor and construction manager and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions as to the cost of such projects. Cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, cause us to not achieve our expected margins or cover our costs, and in the case of projects that we build and own, cause us to not achieve an acceptable rate of return.

        In addition, our station construction and facility modification activities are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, and related matters. It is difficult and costly to manage the requirements of every individual authority having jurisdiction over our various construction projects and to comply with these varying standards. Any new government regulations pertaining to our station construction and facility modification activities may result in significant additional expenses to us and our customers.

Our warranty reserves may not adequately cover our warranty obligations and increased or unexpected product warranty claims could adversely impact our financial condition and results of operations.

        We provide product warranties with varying terms and durations for the majority of our products and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues. The amounts estimated could differ materially from actual warranty costs that may ultimately be realized. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our financial condition or results of operations.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

        Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

  •
  differing employment practices and/or labor issues, including wage inflation, labor unrest and unionization policies;

  •
  limited intellectual property protection;

  •
  longer payment cycles by international customers;

  •
  inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages; and

  •
  potentially adverse tax consequences.

        In addition to the above, we also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. In some countries, economic, monetary and regulatory factors could affect our ability to convert funds to United States dollars or move funds from accounts in these countries. We are also vulnerable to appreciation or depreciation of foreign currencies against the United States dollar.

We may encounter challenges managing our growth, which may divert resources and limit our ability to successfully expand our operations.

        We have been and expect to continue to be engaged in a period of rapid and substantial growth, which places a strain on our operational infrastructure and imposes significant added responsibilities on members of our management. Our ability to manage our operations and growth effectively requires us to hire, train and integrate necessary personnel to further develop our operational, financial and management controls, expand and improve our financial reporting and legal compliance systems, and improve management of our natural gas station construction, maintenance and operations projects. If we are not able to manage our business growth and operations in a cost-effective manner, our operating results, sales and revenues may be negatively impacted.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business would be harmed.

        We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical and finance personnel. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. All of our executive officers and other United States employees may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition could be harmed. In addition, our management team has a long history of working together, and we believe that our key executives have developed highly successful and effective working relationships. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic, which may cause our operations to suffer.

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

        We have, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 21%, 33% and 19% of our annual revenues in 2011, 2012 and 2013, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long- term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with whom we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

        Further, government contracts are frequently awarded only after competitive bidding processes, which have been and may continue to be protracted. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder's contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of contracts may follow our successful bids as a result of such protests.

We may encounter difficulties building the GE Plants and such facilities may never be completed. If we commence construction of either GE Plant we will need to comply with significant obligations to GE.

        Our ability to commence construction of the GE Plants financed under the credit agreement we entered into with GE in November 2012, will depend on a number of conditions, including the availability of sites upon which to construct the GE Plants and our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2014, GE's obligation to fund the GE Plants will terminate. This may result in us not being able to satisfy our LNG supply needs, and may adversely affect our business, financial condition and operational results.

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

        Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy-duty trucks, or the perception that electric heavy-duty trucks may soon be widely available and provide satisfactory performance in heavy-duty applications, may reduce demand for heavy-duty natural gas trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow the growth of or conversion to natural gas vehicles, or which otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative fuel vehicles.

Our ability to obtain LNG is constrained by fragmented and limited production and increasing competition for LNG supply.

        Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices, when needed, or at all. If LNG liquefaction plants we own, or if any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experience prolonged down time, or if any such plants cannot produce LNG meeting applicable composition specifications and requirements, or if we or others do not build additional LNG liquefaction plants, our LNG supply will be restricted. In 2013, we entered the Eagle LNG Partners consortium, aimed at developing regional LNG projects to meet growing demand for LNG. However, the efforts of this consortium may be unsuccessful and the LNG supply may remain insufficient to meet demands, and our participation in the consortium may prove to be an ineffective use of our management and other resources. If we are unable to supply enough LNG that satisfies applicable specifications (either from our own plants or by purchasing it from third parties) to meet customer demand, we may be liable to our customers for penalties and damages and may lose customers. Competition for LNG supply is escalating. For example, we increasingly compete to purchase LNG with third parties that use LNG to fuel equipment deployed in oil and gas production activities. In addition, the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to increase the market for LNG fuel, including supplying LNG fuel to heavy-duty truck customers, and will adversely affect our investments in America's Natural Gas Highway. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited, our relationships with existing customers may be disrupted, and our results of operations may be adversely affected. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

LNG supply purchase commitments may exceed demand causing our costs to increase.

        We are a party to four LNG supply agreements that have a take-or-pay commitment, and we may enter into additional take-or-pay commitments. Take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline, if we lose significant LNG customers, if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, or if future demand for LNG does not meet our expectations, these commitments may cause our operating and supply costs to increase and our margins may be negatively impacted.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

        California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants or our CNG and LNG fueling stations and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of greenhouse gas emissions from our LNG plants or CNG and LNG stations, if any, and these unknown costs are not contemplated by our current customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

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

        We directly lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii) the borrower may default on payments, enter bankruptcy proceedings and/or liquidate, (iii) we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of December 31, 2013, we had $7.7 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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

        In connection with our operations, we often need facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling, and air emissions. This may subject us to permitting conditions that may be onerous or costly. Compliance with laws and regulations and enforcement policies by regulatory agencies could require us to make material expenditures and may distract our officers, directors and employees from the operation of our business.

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

        In addition, due to recent regulatory and legislative changes in California, our ability to sell RNG produced by projects outside of California to California power plants for use as a Renewable Portfolio Standard ("RPS") compliant fuel is limited. If we cannot sell RNG we produce to California power plants for use as a RPS compliant fuel, we may not be able to obtain long-term, fixed premium prices for RNG.

        The market for RINs Credits and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RINs Credits and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold. For example, in November 2013, the EPA lowered the 2014 RFS standards, which negatively affected the value of RIN Credits.

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

        We have experienced difficulty producing the expected volumes of RNG at our currently operational RNG plants. The contractor we hired to perform the expansion work at the McCommas Bluff plant was not able to cause the expanded plant to meet the performance standards specified in our design-build agreement. This performance failure has resulted in lower than expected RNG production at the plant. We are working to improve performance of the plant and are pursuing our remedies under our agreements with the contractor. However, these actions may be costly and time consuming, and may not ultimately be successful. In addition, we have experienced problems with key equipment at our Canton, Michigan production facility, and such problems have resulted in lower than expected RNG production at the plant. We may incur significant additional costs to fix equipment at that plant.

        Our financial results and operations will be negatively impacted if we continue to experience difficulties producing RNG. Our ability to produce RNG may be adversely affected by a number of factors beyond our control, including but not limited to, limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits, landfill mismanagement, problems with our critical equipment, and adverse or severe weather conditions. In addition, we may seek to upgrade or expand our RNG facilities, which may result in plant shutdowns or cause delays that reduce the amount of RNG we produce.

If certain of our subsidiaries do not comply with their financing agreements, we may lose our interest in our RNG production facilities located in Dallas, Texas and Canton, Michigan.

        Two of our subsidiaries, Dallas Clean Energy McCommas Bluff, LLC ("DCEMB") (in which we indirectly own a 70% interest) and Mavrix, LLC ("Mavrix") have issued revenue bonds and promissory notes, respectively, to third parties. DCEMB and Mavrix own our RNG production facilities located in Dallas, Texas and Canton, Michigan. If DCEMB and Mavrix do not comply with their obligations and covenants under these revenue bonds and promissory notes (including their obligations to pay principal and interest), we may lose our interests in the RNG production projects they own, and our business and results of operations may be adversely affected.

Our strategic relationship with Mansfield could produce less beneficial results than we currently expect.

        On May 6, 2013, in connection with our acquisition of MGES, we entered into a strategic partnership with Mansfield, which is designed to offer customers the most comprehensive natural gas solution in the industry. Pursuant to the partnership arrangement, both our sales team and Mansfield's sales team will offer our natural gas fueling station construction and operational services to current and potential customers. The intent is that our offered services will be supported by Mansfield's large-scale fuel supply capabilities and fuel management systems, in order to provide a comprehensive solution to current and prospective customers. This relationship may not achieve the degree of success we aim to achieve, and could prove to be wholly unsuccessful. If we are not able to capitalize on this partnership, our prospects, competitive position in our industry and operational results could be harmed.

We may never receive the full value of the consideration for our sale of BAF, and we could be subject to future liability in connection with that transaction.

        In connection with our sale of our former subsidiary BAF, we entered into a stock purchase agreement in which we made customary representations and warranties regarding BAF and various aspects of its business, operations and financial condition. Pursuant to the indemnification provisions in that stock purchase agreement, we are subject to certain obligations to the purchaser of BAF if any of those representations and warranties should prove to be untrue and in certain other circumstances. The stock purchase agreement provides that the purchaser of BAF is entitled to hold back $3.0 million worth of the consideration due to us for a period of one year, and use such held back amount to satisfy any losses it may incur that are covered by our indemnification obligations. As a result, we may never receive the portion of the consideration that has been held back. As of December 31, 2013, we wrote down the value of these shares by $1.4 million. Further, with respect to certain specified representations and warranties in the stock purchase agreement, the purchaser of BAF could pursue amounts from us in addition to the value of the held back consideration, in the event that its losses are greater than the value of the held back consideration. Accordingly, we could be subject to monetary liability as a result of our indemnification obligations. Further, Westport may not pay us the $5.0 million it is obligated to pay us on or before March 1, 2014 under the joint marketing agreement we entered in connection with the sale of BAF, in which case we would need to take steps to collect such funds. Any of those results could distract our management team and/or require us to devote our resources to the matter, and could harm our business and financial condition.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may not be predictable and may fluctuate in the future.

        Our quarterly results of operations have historically experienced significant fluctuations. Our net losses were approximately $9.8 million, $5.6 million, $11.4 million, $20.9 million, $31.9 million, $11.3 million, $16.3 million, $41.7 million, $3.9 million, $11.9 million, $18.8 million, and $32.3 million for the three months ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013, respectively. Our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In particular, if our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, receipt of fuel tax credits and other government incentives, construction delays and/or cost overruns, down time at our facilities, the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, difficulties producing LNG and/or RNG from our facilities, challenges acquiring LNG and/or RNG from third parties, the costs related to the acquisition of assets or businesses, regulatory changes, increasing competition, geopolitical events such as war, threat of war or terrorist actions, and the occurrence of any of the additional risks discussed in this report. Investors in our stock should not rely on the results of one quarter as an indication of future performance as our quarterly revenues and results of operations may vary significantly in the future. Therefore, period-to-period comparisons of our operating results may not be meaningful.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

        As of December 31, 2013, there were 89,364,397 shares of our common stock outstanding, 11,526,998 shares underlying outstanding options, 1,590,836 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants (all of which were sold in our registered direct offering that closed in November 2008), 5,000,000 shares underlying a warrant we issued in November 2012 to GE, an aggregate of 19,160,338 shares underlying our Series 2011 Notes and an aggregate of 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

        As of December 31, 2013, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens are subject to pledge agreements with banks. Should one or more of the banks be forced to sell the shares subject to the pledge, the trading price of our stock could also decline. In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of December 31, 2013, 403,397 shares in the aggregate were subject to future sales by our named executive officers and directors under these selling plans. Sales of shares under these plans could also cause the trading price of our common stock to fall.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

        As of December 31, 2013, T. Boone Pickens beneficially owned in the aggregate approximately 25.7% of our outstanding shares of common stock (including 18,139,720 shares of common stock, 1,901,800 shares underlying stock options exercisable within 60 days of December 31, 2013, and 4,113,923 shares underlying convertible promissory notes he holds). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

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

  •
  successful implementation of our business plans, including our plan to build America's Natural Gas Highway;

  •
  the development, commercial availability and market adoption of natural gas as a vehicle fuel and engines that operate on natural gas, particularly natural gas engines that are well-suited for the heavy-duty truck market, including the Cummins Westport ISX 12G engine, and the mix of such engines between CNG and LNG;

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

        In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and in such instances, have affected the market prices of those companies' securities. These market fluctuations may also materially and adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at 4675 MacArthur Court, Suite 800, Newport Beach, CA 92660, where we occupy approximately 68,000 square feet. Our office lease expires on June 30, 2021.

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

        We lease the space upon which we operate our RNG production facilities in Dallas, Texas and Canton, Michigan, as well as the space in North Shelby, Tennessee, where we are building a third RNG production facility.

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

Item 4.    Mine Safety Disclosures.

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock has been quoted on the Nasdaq Global Market under the symbol "CLNE" since May 25, 2007. Prior to that time, there was no public market for our stock. Set forth below are the high and low sales prices as reported by the Nasdaq Global Market for our common stock for the periods indicated.

	Sales Prices
	High	Low
Fiscal Year 2012
First Quarter 2012	$23.92	$12.95
Second Quarter 2012	$20.74	$12.55
Third Quarter 2012	$16.35	$13.06
Fourth Quarter 2012	$13.87	$11.00
Fiscal Year 2013
First Quarter 2013	$14.48	$12.03
Second Quarter 2013	$14.30	$12.01
Third Quarter 2013	$13.46	$12.26
Fourth Quarter 2013	$13.79	$11.23

Holders

        There were approximately 65 stockholders of record as of February 19, 2014. We believe there are approximately 93,552 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Clean Energy Fuels Corp. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison for the five-year period ending December 31, 2013 of the cumulative total return for our common stock, the Nasdaq Global Market Index, and the Russell 2000 Growth Index, in each case assuming $100 was invested on December 31, 2008. We chose to include the Russell 2000 Growth Index as a comparable index due to the lack of a comparable industry index or peer group. We are the only actively traded public company whose only line of business is to sell natural gas and the associated equipment and services necessary to use natural gas as a vehicle fuel. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Global Market Index and the Russell 2000 Growth Index assumes reinvestment of dividends.

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

        The consolidated statements of operations data for the years ended December 31, 2011, 2012, and 2013 and the consolidated balance sheet data at December 31, 2012, and 2013, are derived from our audited consolidated financial statements in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2010, and the consolidated balance sheet data at December 31, 2009, 2010 and 2011 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except share data)
Statement of Operations Data:
Total Revenues(1)	$131,503	$211,834	$292,717	$334,008	$352,475
Operating expenses:
Costs of sales (exclusive of depreciation and amortization shown separately below)	82,921	141,889	216,684	253,684	224,762
Derivative (gains) losses:
Series I warrant valuation	17,367	(10,278)	(2,655)	(3,391)	(938)
Selling, general and administrative	47,509	63,258	86,850	117,976	138,024
Depreciation and amortization	16,992	22,487	30,406	36,261	42,318

Total operating expenses:	164,789	217,356	331,285	404,530	404,166

Operating loss	(33,286)	(5,522)	(38,568)	(70,522)	(51,691)
Interest expense, net	(32)	(1,194)	(9,616)	(16,069)	(29,287)
Other income (expense), net	(310)	2,080	(611)	1,236	(970)
Impairment of cost method investment	—	—	—	(14,544)	—
Income (loss) from equity method investments	244	427	637	331	(76)
Gain from sale of equity method investment	—	—	—	—	4,705
Gain from sale of subsidiary	—	—	—	—	14,115

Loss before income taxes	(33,384)	(4,209)	(48,158)	(99,568)	(63,204)
Income tax (expense) benefit	(304)	1,436	703	(1,294)	(3,715)

Net loss	(33,688)	(2,773)	(47,455)	(100,862)	(66,919)
Loss (income) of noncontrolling interest	439	257	(178)	(393)	(49)

Net loss attributable to Clean Energy Fuels Corp	$(33,249)	$(2,516)	$(47,633)	$(101,255)	$(66,968)

Basic and diluted loss per share	$(0.60)	$(0.04)	$(0.68)	$(1.16)	$(0.71)

Weighted average common share outstanding:
Basic and diluted	55,021,961	62,549,311	70,415,431	87,455,073	93,958,758

(1)
Revenues include the following amounts:

	Year Ended December 31,
	2009	2010	2011	2012		2013
Fuel tax credits (VETC)	$15,535	$16,042	$17,889	$(2,057)	(b)	$45,439	(a)

(a)
Amount includes $20,800 related to 2012.

(b)
Represents settlement with the IRS over certain VETC amounts.

	December 31,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Cash and cash equivalents	$67,087	$55,194	$238,125	$108,522	$240,033
Restricted cash, short term	2,500	2,500	4,792	8,445	8,403
Short-term investments	—	—	33,329	38,175	138,240
Working capital	78,799	65,070	312,372	170,778	400,990
Total assets	355,799	583,499	931,061	975,200	1,250,965
Long-term debt, inclusive of current portion	12,221	64,416	289,422	331,025	620,418
Total Clean Energy Fuels Corp. Stockholders' equity	277,189	413,287	540,884	542,713	514,572

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

        We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance services ("O&M") to customers, offer solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, produce renewable natural gas ("RNG"), which can be used as vehicle fuel or sold for renewable power generation, and sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard ("LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") we generate under the federal Renewable Fuel Standard ("RFS") Phase 2. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives. We previously owned BAF Technologies, Inc. and its wholly owned subsidiary, ServoTech Engineering, Inc. (BAF Technologies, Inc. and ServoTech Engineering Inc. are collectively referred to as "BAF"). BAF converted light and medium duty vehicles to run on natural gas and provided design and engineering services for natural gas engine systems. On June 28, 2013, we sold BAF to Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport Innovations Inc.

Overview

        This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

        Sources of revenue.    We generate revenues by selling CNG and LNG, providing O&M services to our vehicle fleet customers, designing and constructing fueling stations and selling those stations to our customers, selling RNG, selling non-lubricated natural gas fueling compressors and other equipment for CNG and LNG fueling stations, providing maintenance services, offering solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, providing financing for our customers' natural gas vehicle purchases and selling tradable credits, including LCFS Credits and RIN Credits. In addition, until June 28, 2013, we generated revenues, through BAF, by selling converted natural gas vehicles and providing design and engineering services for natural gas engine systems.

        Key operating data.    In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our RNG production facilities, (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our consolidated financial statements and notes contained elsewhere in this annual report on Form 10-K, presents our key operating data for the years ended December 31, 2011, 2012, and 2013:

Gasoline gallon equivalents delivered

	Year Ended December 31,
	2011	2012	2013
	(in millions)
CNG	101.8	130.5	143.9
RNG	6.7	8.9	10.5
LNG	47.1	55.5	60.0

Total	155.6	194.9	214.4

Operating data (in thousands)
Gross margin	$76,033	$80,324	$127,713	(1)
Net loss attributable to Clean Energy Fuels. Corp	(47,633)	(101,255)	(66,968	)(1)

(1)
See discussion under "Operations—Government Incentives" below.

        Key trends in 2011, 2012 and 2013.    According to the U.S. Department of Energy, Energy Information Administration ("EIA"), demand for natural gas fuels in the United States increased by approximately 38% during the period January 1, 2011 through December 31, 2013. We believe this growth in demand was attributable primarily to the rising prices of gasoline and diesel relative to CNG and LNG during this period, as well as increasingly stringent environmental regulations affecting vehicle fleets and increased availability of natural gas.

        The number of fueling stations we owned, operated, maintained and/or supplied grew from 224 at January 1, 2011 to 471 at December 31, 2013 (a 110.3% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2011 to 2013 increased by 37.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2011, 2012 and 2013. In addition, in 2012, we sold four large transit stations for $40.3 million, which contributed to our revenue amount during the year. Also, in 2013, revenues included $20.8 million in federal fuel tax credits ("VETC") related to 2012 due to the reinstatement of such credits in January 2013. This increase was partially offset by a reduction in revenues in 2013 due to our sale of BAF on June 28, 2013. Our revenue can vary between periods due to timing of equipment sales, station construction and natural gas sale activity.

        Our fuel cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers in 2011 through 2013. The increase was partially offset in 2013 by a reduction in cost of sales due to our sale of BAF on June 28, 2013. Our cost of sales can vary between periods due to timing of equipment sales, station construction and natural gas sale activity.

        During 2012 and 2013, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.65 per barrel, or $19.39 per one million Btus ("MMbtu"), in August 2013 and was $98.42 per barrel, or $17.73 per MMbtu, on December 31, 2013. In California, the average retail price for gasoline was $3.68 per gallon in January 2012, hit a high of $4.71 per gallon in October 2012, and was $3.70 per gallon at December 31, 2013. Average retail prices for diesel fuel in California were $4.05 per diesel gallon in January 2012, hit a high of $4.50 per diesel gallon in September 2012, and was $4.10 per diesel gallon at December 31, 2013. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a relatively consistent discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount. During this time period, the price for natural gas increased slightly. The NYMEX price for natural gas ranged from $3.08 per MMbtu in January 2012 to $3.82 per MMbtu in December 2013. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.75 per gallon for the month of January 2012 to $2.70 per gallon for the month of December 2013. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.48 per gallon during January 2012 to $2.61 per gallon for the month of December 2013.

        Recent developments.    In January 2013, VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that is sold as vehicle fuel was extended through December 31, 2013 and made retroactive to January 1, 2012. The amount attributed to 2012, $20.8 million, has been recorded by us in the first quarter of 2013, the period in which the law was passed.

        In January and February 2013, an aggregate of $4.0 million of principal and accrued interest under an SLG Note (as defined and discussed in note 9 to our consolidated financial statements) was converted by the holder into 268,664 shares of our common stock.

        In March 2013, we completed the sale of our ownership interest in our joint venture in Peru for approximately $6.1 million after receiving a dividend distribution of approximately $1.1 million (see note 7 to our consolidated financial statements).

        In April 2013, our subsidiary Mavrix, LLC ("Mavrix") issued a secured multi-draw promissory note in the maximum aggregate principal amount of $30.0 million (the "Mavrix Note") and received advances of $5.0 million in each of April 2013, September 2013 and December 2013 under the Mavrix Note (see note 9 to our consolidated financial statements).

        In May 2013, we purchased Mansfield Gas Equipment Systems Corporation ("MGES") for approximately $21.0 million, 50% of which we paid in cash and 50% of which we paid in shares of our common stock (see note 2 to our consolidated financial statements).

        In June 2013, we sold BAF for approximately $27.2 million (see note 2 to our consolidated financial statements).

        In June 2013, Boone Pickens and Green Energy Investment Holdings, LLC, (i) purchased from Chesapeake NG Ventures Corporation ("Chesapeake") the outstanding 7.5% convertible promissory notes in the aggregate principal amount of $100 million we had previously issued to Chesapeake, and (ii) delivered to us an aggregate of $50.0 million (in satisfaction of the funding requirement they assumed from Chesapeake in connection with the foregoing purchase) and were issued additional 7.5% convertible promissory notes in the aggregate principal amount of $50.0 million (all such 7.5% convertible notes are referred to as the "7.5% Notes") (see note 9 to our consolidated financial statements).

        In September 2013, we completed a private offering of 5.25% Convertible Senior Notes due 2018 (the "5.25% Notes"). The net proceeds from the sale of the 5.25% Notes, after the payment of certain debt issuance costs of $7.8 million, were $242.2 million (see note 9 to our consolidated financial statements).

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

        We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our acquisitions in 2010 of the natural gas compressor development and manufacturing business of IMW Industries, Ltd. ("IMW") and Wyoming Northstar Incorporated ("Northstar"), a leading provider of LNG station design, construction, operation and maintenance services, we are a fully integrated provider of advanced compression technology, CNG and LNG station design and construction, and CNG and LNG fueling. We anticipate expanding our sales of CNG and LNG in each of the markets in which we operate, including trucking, refuse hauling, airports, taxis and public transit, and plan to enter additional markets, including marine and rail. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network and LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business that may require us to raise and expend additional capital. Additionally, we have increased, and will continue to increase, our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

        We anticipate the commercial roll-out of natural gas engines that are well-suited for the U.S. heavy-duty truck market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry. We estimate that there are approximately three million heavy-duty trucks on the road in the U.S., and that such trucks collectively consume approximately 25 billion gallons of fuel each year. As a result, we believe this market has the potential to become our largest. We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck fueling stations, which we refer to as "America's Natural Gas Highway" or "ANGH," on the interstate highway system and near distribution centers, intermodal transportation facilities and manufacturing locations. Our objective in building America's Natural Gas Highway is to enable natural gas fueled freight trucking coast to coast and border to border along key transportation corridors. As of December 31, 2013, we had completed 85 stations, 22 were open and selling natural gas fuel, and an additional 28 were under development. We plan to continue to open stations and build new stations as natural gas trucks are deployed in the geographic areas where the stations are located. Our ANGH stations have primarily been initially built to provide LNG. However, we believe operators will adopt heavy-duty trucks that run on both LNG and CNG, so to meet the needs of our customers, we have designed the ANGH stations to be capable of dispensing both fuels. We will need to invest additional capital in our ANGH stations to the extent more CNG than LNG heavy-duty trucks are deployed and we decide to add CNG or LCNG fueling equipment to our ANGH stations.

        Many ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the U.S. Under our agreement with Pilot, we own the ANGH stations we build at Pilot locations and pay rent to Pilot for the use of its property. In addition, we are entitled to recoup all of our investments in ANGH stations we build at Pilot locations plus a defined return, after which we share a portion of the station profits with Pilot.

        Sources of liquidity and anticipated capital expenditures.    Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Historically, our principal source of liquidity has consisted of cash provided by financing activities.

        Our business plan calls for approximately $135.0 million in capital expenditures in 2014, primarily related to construction of fueling stations, including stations along ANGH, expansion of our California LNG plant, development of two new LNG production facilities, expansion and construction of landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. For more information, see "Liquidity and Capital Resources" and "Capital Expenditures" below. We may not be able to raise capital, when needed, on terms that are favorable to us or existing stockholders or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate increased revenues.

        Business risks and uncertainties.    Our business and prospects are exposed to numerous risks and uncertainties. For more information, see "Risk Factors" in Part I, Item 1A of this report.

Operations

        We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customers. For the year ended December 31, 2013, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate revenues through sales of advanced natural gas fueling compressors and other natural gas fueling station equipment, providing station modification and maintenance services, providing financing for our customers' natural gas vehicle purchases, and selling RIN and LCFS Credits.

CNG Sales

        We sell CNG through fueling stations located on our customers' properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers' vehicles. Our CNG sales are made primarily through contracts with our fleet customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our fleet customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.

LNG Production and Sales

        We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, and we plan to build two new LNG plants in connection with our strategic collaboration with General Electric Capital Corporation ("GE") (see note 9 to our consolidated financial statements). We expect that these additional plants, as well as our planned expansion of our Boron, California plant, and other plants to be built by us or third parties in the future, will be necessary to secure sufficient sources of LNG in the future.

        We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012 and 2013, we procured 44% and 33%, respectively, of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We expect to enter additional purchase contracts with third party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and may enter into additional "take or pay" contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 88 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. For LNG customers who own and operate their fueling stations, we sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. LNG generally costs more than CNG as LNG must be liquefied and transported, and the federal government imposes higher fuel taxes on LNG.

Government Incentives

        From October 1, 2006 through December 31, 2011, we were eligible to receive a federal fuel tax credit ("VETC") of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers claimed the credit. We recorded these tax credits as revenues in our consolidated statements of operations as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them.

        The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during 2013 were $45.4 million, which includes $20.8 million for CNG and LNG we sold in 2012 that we recognized in January 2013.

Operation and Maintenance

        We generate a portion of our revenue from our performance of O&M for CNG and LNG fueling stations where we do not supply the fuel. At these fueling stations the customer contracts directly with a local broker or utility to purchase natural gas. For O&M services, we do not sell the fuel itself, but generally charge a per-gallon fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents delivered.

Station Construction

        We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We charge construction fees or lease rates based on the size and complexity of the project. In May 2013, we purchased MGES for approximately $20.6 million. MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services.

Vehicle Acquisition and Finance

        We offer vehicle finance services for some of our customers' purchases of natural gas vehicles. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease natural gas vehicles to certain of our customers in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. To help accelerate the conversion of heavy-duty truck fleets to natural gas, in 2013, we entered a strategic alliance with GE's Transportation Finance business. Fleet operators are eligible for loans and leases, including fair market value leases, from GE to acquire trucks from OEMs. In exchange for committing to purchase natural gas fuel from our stations, we then help offset the monthly cost of the vehicles to make it consistent with the cost of a diesel truck. Our goal is to work with fleet operators to achieve a one to two-year payback on the incremental cost of natural gas heavy-duty trucks, and our alliance with GE is a tool in achieving this goal. Through December 31, 2013, we have not generated significant income from vehicle financing activities.

RNG

        We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell specified levels of RNG produced at the facility to Shell Energy North America (US) L.P. under a gas sale agreement and, depending upon RNG production volumes, we have the ability to sell RNG produced by that facility as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We are building a third RNG facility at a Republic Services landfill in North Shelby, Tennessee, and we expect the facility to be operational during the first or second quarter of 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem.

Vehicle Conversions

        Prior to June 28, 2013, we owned BAF, a provider of natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF's vehicle conversions included taxis, vans, pick-up trucks and shuttle buses. BAF owned ServoTech Engineering, Inc. ("ServoTech"), which provided, among other services, design and engineering services for natural gas engine systems. We generated revenues through the sale of natural gas vehicles that had been converted to run on natural gas by BAF, and design and engineering services for natural gas engine systems by ServoTech. For the years ended December 31, 2012 and 2013, BAF and ServoTech contributed approximately $24.3 million, and $7.0 million, respectively, to our revenue. On June 28, 2013, we sold our ownership interest in BAF and its ServoTech subsidiary for approximately $27.2 million.

Natural Gas Fueling Compressors

        Our subsidiary, IMW, manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the years ended December 31, 2012 and 2013, IMW contributed approximately $64.5 million and $77.5 million, respectively, to our revenue.

Sales of RIN and LCFS Credits

        We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RIN and LCFS Credits to comply with federal and state requirements. In 2012, we realized $2.9 million in revenue through the sale of LCFS Credits. In 2013, we realized $4.8 million and $3.8 million in revenue through the sale of LCFS and RIN Credits, respectively. We anticipate that we will generate and sell increasing numbers of RIN and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs Credits and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RINs Credits and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.

Volatility of Earnings and Cash Flows Related to Derivative Activities

        During 2011, 2012, and 2013, our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for these periods. In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See "Risk Management Activities" below. If any of our futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

        Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At December 31, 2013, we had no margin deposits or futures contracts in place.

Volatility of Earnings Related to Series I Warrants

        Under Financial Accounting Standards Board ("FASB") authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $3.4 million and $0.9 million, respectively, related to recording the estimated fair value changes of our Series I warrants in 2012 and 2013. See note 18 to our consolidated financial statements contained in this report. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of December 31, 2013, 2,130,682 of the Series I warrants remained outstanding.

Volatility of Earnings and Cash Flows Related to Contingent Consideration

        Under business combination accounting guidance, we are required to record the change in the value of the contingent consideration related to our acquisition of IMW in our financial statements through the contingency period, which expires on March 31, 2014.

        If the anticipated results of IMW increase or decrease during future periods, we may be required to recognize material losses or gains based on the valuation of the increased or decreased consideration due to the former IMW shareholder. During 2012 and 2013, we recognized a gain of $4.1 million and $1.1 million, respectively, related to the estimated change in value of the IMW contingent consideration.

Debt Compliance

        In connection with our acquisition of IMW, we entered into a credit agreement with HSBC Bank Canada that requires IMW to comply with certain financial covenants (see note 9 to our consolidated financial statements). If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of December 31, 2013.

        The indenture and the loan agreement entered into by Dallas Clean Energy McCommas Bluff, LLC ("DCEMB"), our 70% owned subsidiary, as part of issuing its Revenue Bonds, as defined and disclosed in note 9 to our consolidated financial statements, have certain non-financial debt covenants with which DCEMB must comply. As of December 31, 2013, we were in compliance with these debt covenants.

        The loan agreements relating to the 7.5% Notes, as discussed in note 9 to our consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of December 31, 2013, we were in compliance with these debt covenants.

        The convertible note purchase agreements relating to the SLG Notes, as discussed in note 9 to our consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of December 31, 2013, we were in compliance with these covenants.

        The GE Credit Agreement, as discussed in note 9 to our consolidated financial statements, contains certain covenants with which we must comply. As of December 31, 2013, we were in compliance with these covenants.

        The Mavrix Note, as discussed in note 9 to our consolidated financial statements, contains certain debt covenants with which we must comply. As of December 31, 2013, we were in compliance with these covenants.

        The indenture relating to the 5.25% Notes, as discussed in note 9 to our consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of December 31, 2013, we were in compliance with these debt covenants.

Risk Management Activities

        From time to time, we enter natural gas fuel sales contracts that require us to sell LNG or CNG to our customers at a fixed price. These contracts expose us to the risk that the price of natural gas may increase above the natural gas cost component included in the price at which we are committed to sell gas to our customers.

        In an effort to mitigate the volatility of our earnings related to our futures contracts and to reduce our risk related to fixed price sales contracts, we operate under a natural gas hedging policy pursuant to which we only purchase futures contracts to hedge our exposure to variability in expected future cash flows related to a particular fixed price contract or bid. Subject to the conditions set forth in the policy, we purchase futures contracts in quantities reasonably expected to effectively hedge our exposure to cash flow variability related to such fixed price sales contracts entered into after the date of the policy. Unless otherwise agreed in advance by our board of directors and the derivative committee, we will conduct our futures activities and enter into fixed price sales contracts only in accordance with the natural gas hedging policy, a complete copy of which, as amended effective May 29, 2008, was filed as Exhibit 99.1 to our Form 8-K filed with the SEC on June 20, 2008. The summary of the policy described above does not purport to be complete and is qualified in its entirety by reference to the copy of the policy previously filed.

        Due to the restrictions of our revised hedging policy, we expect to offer fewer, if any, fixed price sales contracts to our customers. If we do offer a fixed price sales contract, we anticipate including a price component that would cover our estimated cash requirements over the duration of the underlying futures contracts. The amount of this price component will vary based on the anticipated volume and the natural gas price component to be covered under the fixed price sales contracts.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP"). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses recorded during the reporting periods.

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

Impairment of Goodwill and Long-lived Assets

        We performed our evaluation of the carrying value of Goodwill under the amended guidance issued by the FASB in Accounting Standards Update ("ASU") 2011-08, Testing for Goodwill Impairment, issued in September 2011, which we chose to early adopt. Under the amended requirements of ASU 2011-08, an entity is not required to quantitatively determine a reporting unit's fair value if it concludes, based upon a qualitative assessment, that it is not more likely than not that the reporting unit's fair value is less than its carrying amount. The guidance also allows us to proceed directly to a quantitative analysis on an individual reporting unit basis, which we do when there is doubt about whether or not a qualitative assessment is sufficient or when there is an indicator of impairment. Beginning on October 1, 2012, we performed our test for indefinite-lived intangible assets impairment under the amended guidance issued by the FASB in ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, issued in July 2012, which we chose to early adopt, effective October 1, 2012. The amended requirements of ASU 2012-02 provide a similar framework for testing indefinite-lived intangible assets for impairment as ASU 2011-08 does for testing goodwill for impairment. There were no impairment charges for goodwill or indefinite-lived intangible asset resulting from the October 1, 2012 or 2013 impairment testing, and no events have occurred subsequent to October 1, 2013 which indicate impairment may have occurred as of December 31, 2013.

        We test tangible and intangible long-lived assets with definite useful lives for impairment whenever circumstances or events may affect the recoverability of the long-lived assets. The evaluation is primarily dependent on the estimated future cash flows of the assets and the fair value of these items, as determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considers internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment by both management and outside experts engaged to assist in this process.

        In 2012, we recorded an impairment charge of $14.5 million related to our investment in the Vehicle Production Group LLC ("VPG"), a company that was producing a natural gas vehicle made in the U.S. We had no impairment charges during 2011 or 2013.

Warranty Reserves

        Our warranty periods range up to twelve months, depending on the product or service. We provide a warranty reserve for estimated product warranty costs at the time the applicable sale is recognized. We continuously monitor and analyze warranty claims and maintain a reserve for the related warranty costs based on historical experience and future assumptions. If actual failure rates and the resulting cost of repair vary from our estimates, revisions to the estimated warranty reserve would be required.

Natural Gas Derivative Activities

        FASB authoritative guidance for our derivative instruments, specifically for our natural gas futures contracts and forward exchange contracts, requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. For those contracts that do not qualify for hedge accounting, we record the changes in the fair value of the derivatives directly to our consolidated statements of operations. For those contracts that do qualify for hedge accounting, we record the changes in the fair value in our consolidated balance sheet as a component of stockholders' equity. We determine the fair value of our derivatives at the end of each reporting period based on quoted market prices from the NYMEX discounted to reflect the time value of money for contracts related to future periods.

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

Revenue Recognition

        We recognize revenue on our CNG, LNG and RNG gas sales and for our O&M services in accordance with US GAAP, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Applying these factors, we typically recognize revenue from the sale of natural gas at the time fuel is dispensed or, in the case of LNG sales agreements, delivered to our customers' storage facilities. We recognize revenue from O&M agreements as we provide the related services.

        In certain transactions with our customers, we agree to provide multiple products or services, including construction of and sale of a station, providing O&M to the station, and sale of fuel to the customer. We evaluate the separability of revenues based on current FASB authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements and allows us to use a combination of objective and reliable evidence to develop management's best estimate of the fair value of the undelivered element. If the arrangement contains a lease, we use the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from our stand alone projects. The revenue allocated to the construction of the station is recognized using the completed-contract method. The revenue allocated to the O&M and sale of fuel is recognized ratably over the term of the arrangement.

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

  •
  Recorded values of certain warrants to purchase our common stock.

Recently Issued Accounting Pronouncements

        See Note 1 to our consolidated financial statements contained in this report.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

        Revenue.    Revenue increased by $18.5 million to $352.5 million in the year ended December 31, 2013, from $334.0 million in the year ended December 31, 2012. A portion of this increase was the result of an increase in the number of gallons delivered between periods, from 194.9 million gasoline gallon equivalents to 214.4 million gasoline gallon equivalents. The increase in volume was primarily from an increase in CNG sales of 13.4 million gallons. Our net increase in CNG volume was primarily from 28 new refuse customers, eight new airport customers, five new transit customers, and one new trucking customer, which together accounted for 7.1 million gallons of the CNG volume increase. We also experienced an increase of 14.5 million gallons in CNG volume between periods from our existing airport, refuse and trucking customers. These CNG gallon increases were offset by a decline of

6.8 million gallons associated with the sale of our 49% interest in our Peruvian joint venture in March 2013 and 1.4 million gallons related to the loss of three CNG O&M stations for one transit customer. Further, we experienced an increase of 4.5 million gallons in LNG volume between periods, which was primarily due to 1.1 million gallons from seven new refuse, transit, trucking and industrial customers, and 4.8 million gallons from existing trucking, refuse, transit and industrial customers. These LNG gallon increases were offset by a decrease of 1.4 million gallons from one existing transit customer that is in the process of transitioning to CNG buses, and who will continue to be our customer. We experienced a 1.6 million gallons increase between periods in our RNG sales, primarily due to increased RNG production at DCEMB's facility and RNG production at our facility in Canton, Michigan that began in December 2012. Revenue attributable to VETC increased by $47.5 million between periods, including $20.8 million related to recording all of the 2012 VETC revenue in the first quarter of 2013 as a result of legislation passed in January 2013 that retroactively reinstated the fuel tax credit to January 1, 2012 and extended such credit to December 31, 2013. We recorded a $2.1 million reduction in VETC revenue in 2012 related to the settlement of our dispute with the IRS over certain VETC claims. Revenue attributable to IMW increased between periods by $13.0 million. Our effective price per gallon charged was $0.89 for the year ended December 31, 2013, which represents a $0.07 per gallon increase from $0.82 in the year ended December 31, 2012. The increase was primarily due to higher natural gas prices in 2013, upon which we base a portion of our pricing to our customers. LCFS and RIN Credit revenues also increased by $1.9 million between periods, primarily due to increased rates for the credits between periods. These increases were offset by a $17.3 million decrease in the sales of natural gas vehicle equipment and emission control services by BAF between periods (we sold BAF in June 2013). We also experienced a $57.7 million decrease in station construction revenue between periods, primarily due to the sale in 2012 of four large CNG stations to an existing transit customer that did not reoccur in 2013.

        Cost of sales.    Cost of sales decreased by $28.9 million to $224.8 million in the year ended December 31, 2013, from $253.7 million in the year ended December 31, 2012. Station construction costs decreased by $56.5 million between periods as station construction sales decreased between periods. Also contributing to the cost of sales decrease was a $11.8 million decrease in costs related to BAF's vehicle equipment sales and emission control services as we sold BAF in June 2013. These decreases were offset by the increased costs related to delivering and servicing more volume to our customers. Also offsetting the cost of sales decreases between periods was the increase in our effective cost per gallon. Our effective cost per gallon increased by $0.06 per gallon, from $0.52 per gallon to $0.58 per gallon for 2013. This increase was primarily the result of higher natural gas and LNG delivery costs between periods. Cost of sales at IMW increased between periods by $15.3 million primarily due to its increased sales between periods.

        Derivative (gain) loss on Series I warrant valuation.    Derivative gains decreased by $2.5 million to $0.9 million in the year ended December 31, 2013, from $3.4 million in the year ended December 31, 2012. These amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. (See note 18 to our consolidated financial statements contained in this report).

        Selling, general and administrative.    Selling, general and administrative expenses increased by $20.0 million to $138.0 million in the year ended December 31, 2013, from $118.0 million in the year ended December 31, 2012. Salaries and employee benefits increased by $4.5 million between periods, primarily due to higher average salaries and benefits per employee in 2013 compared to 2012, as we increased our sales force by 36 and hired more management level positions between periods to help support America's Natural Gas Highway and our continued business expansion. Also related to our expansion, we experienced a $6.9 million increase in consulting, legal, accounting and professional, business insurance, rent and occupancy, and natural gas policy and promotion expenses between periods. Further contributing to the increase between periods was the effect of recording $3.0 million of lower gains on the IMW contingent consideration in 2013 and an increase in our stock based compensation expense of $0.9 million in 2013. We also incurred moving expenses related to the move of our corporate headquarters to Newport Beach, California and costs related to vacating the offices we leased in Seal Beach, California, which amounted to $2.9 million. Our travel and entertainment expenses increased by $1.8 million between periods, primarily due to the increased travel of our sales team to develop new customers in the heavy-duty truck market.

        Depreciation and amortization.    Depreciation and amortization increased by $6.0 million to $42.3 million in the year ended December 31, 2013, from $36.3 million in the year ended December 31, 2012. This increase was primarily due to additional depreciation expense in 2013 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including our efforts to build-out America's Natural Gas Highway.

        Interest expense, net.    Interest expense, net, increased by $13.2 million to $29.3 million for the year ended December 31, 2013, from $16.1 million for the year ended December 31, 2012. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in July 2012, the $50.0 million of convertible notes we issued in June 2013, the aggregate $15.0 million advanced under the Mavrix Note in April, September and December 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 9 to our consolidated financial statements for a description of our outstanding debt).

        Other income (expense), net.    Other income (expense), net, decreased by $2.2 million to $1.0 million of expense for the year ended December 31, 2013, compared to income of $1.2 million for the year ended December 31, 2012. This decrease was primarily due to foreign currency exchange rate changes between periods on our IMW purchase notes (see note 9 to the consolidated financial statements).

        Income (loss) from equity method investment.    During 2013, we recorded $0.1 million of equity in the loss of our 49% interest in our Peruvian joint venture, compared to $0.3 million of equity in the income in 2012. We completed the sale of our interest in our Peruvian joint venture in March 2013.

        Gain from sale of equity method investment.    During 2013, we recorded a $4.7 million gain from the sale of our 49% interest in our Peruvian joint venture.

        Gain from sale of subsidiary.    During 2013, we recorded a $14.1 million gain from the sale of our former subsidiary, BAF.

        Loss (income) of noncontrolling interest.    During the years ended December 31, 2013 and 2012, we recorded $0 million and $0.4 million, respectively, for the noncontrolling interest in the net income of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Liquidity and Capital Resources

        We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the construction of fueling stations, construction of LNG production facilities, the purchase of new LNG tanker trailers, investment in RNG production, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital. Our principal sources of liquidity are cash on hand and cash provided by financing activities.

Liquidity

        Cash used in operating activities was $4.7 million in 2013, compared to $19.8 million in 2012. The increase was primarily due to collecting additional VETC amounts of $39.3 million between periods. See note 1 to our consolidated financial statements contained elsewhere in this report for a discussion of the timing and availability of VETC. Offsetting this cash flow increase were increased selling, general and administrative expenses and interest expense charges during 2013. We also experienced other working capital changes between periods due to timing differences related to various cash flows.

        Cash used in investing activities was $155.0 million in 2013, compared to $163.9 million in 2012. We purchased property and equipment of $86.7 million in 2013, which is a decrease of $106.2 million from $192.9 million paid to purchase property and equipment in 2012. This decrease is primarily related to our slowing the pace of ANGH-related construction activity as we seek to time such construction with commercial adoption of natural gas trucks. During 2013, our restricted cash balances decreased by $13.3 million as we funded the construction of America's Natural Gas Highway and certain RNG projects during the period, and decreased by $37.9 million in 2012 as we funded similar projects during that period. During 2013, we received $6.1 million related to the sale of our Peruvian joint venture, paid $9.0 million related to the purchase of MGES, and transferred BAF's cash balance of $1.2 million to the buyer in connection with the sale of that entity. The loans we made to our customers to assist them in purchasing natural gas vehicles decreased to $4.0 million in 2013, from $10.5 million in 2012. During 2013 and 2012, we also collected on or sold $4.2 million and $8.3 million, respectively, of loans previously made to our customers. Additionally, we purchased a net amount of $77.6 million of short-term investments during 2013, compared to a net purchase of $5.6 million during 2012. Included in the 2013 amount is $23.7 million we received when we sold certain of the shares of common stock of Westport Innovations that we received as consideration for the sale of BAF in June 2013 (see note 2 to our consolidated financial statements contained in this report). During 2012, we made additional investments of $1.4 million in VPG, a company producing a CNG taxi and a paratransit vehicle.

        Cash provided by financing activities in 2013 was $290.7 million, compared to $53.6 million in 2012. In 2013, we received $50.0 million upon the issuance of additional 7.5% Notes, $15.0 million under the Mavrix Note, and $242.2 million upon the issuance of the 5.25% Notes, and paid $9.1 million of issuance costs related to the debt offerings. These increases were offset by a reduction in the proceeds we received from the exercise of employee stock options of $8.3 million between periods.

        Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of any outstanding indebtedness and the interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of station construction, LNG plant construction costs, RNG plant construction costs and the purchase of LNG tanker trailers and equipment) and any merger or acquisition activity.

Sources of Cash

        Historically, our principal sources of liquidity have consisted of cash provided by financing activities. At December 31, 2013 we had total cash and cash equivalents of $240.0 million, compared to $108.5 million at December 31, 2012.

        On November 7, 2012, we, through two wholly owned subsidiaries (the "Borrowers"), entered into a credit agreement with GE (the "GE Credit Agreement"). Pursuant to that agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG production facilities, each with an expected production capacity of approximately 250,000 LNG gallons per day. At December 31, 2013, the Borrowers had not drawn any amounts under the agreement.

        On April 25, 2013, Mavrix entered into a note purchase agreement pursuant to which the purchaser thereunder purchased the Mavrix Note in the maximum aggregate principal amount of $30.0 million and, as of December 31, 2013, has drawn $15.0 million under the Mavrix Note.

        On June 14, 2013, Boone Pickens and Green Energy Investment Holdings, LLC delivered $50.0 million to us in satisfaction of a funding requirement they had assumed from Chesapeake.

        In September 2013, we completed a private offering of the 5.25% Notes. The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7.8 million were approximately $242.2 million, which we intend to use to fund capital expenditures and for general corporate purposes.

Capital Expenditures

        Our business plan calls for approximately $135.0 million in capital expenditures in 2014, primarily related to construction of fueling stations, including stations along ANGH, expansion of our California LNG plant, development of two new LNG production facilities, expansion and construction of landfill gas processing plants, and the purchase of LNG trailers. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, and to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise will depend on our rate of new station construction and potential merger or acquisition activity. We may not be able to raise capital when needed on terms that are favorable to us or existing stockholders, or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce the ability of our business to grow and generate increased revenues.

Contractual Obligations

        The following represents the scheduled maturities of our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and capital lease obligations(a)	$818,774	$65,640	$228,656	$363,447	$161,031
Operating lease commitments(b)	61,620	8,493	15,161	12,284	25,682
"Take or pay" LNG purchase contracts(c)	22,125	6,607	11,625	3,893	—
Construction contracts(d)	35,021	35,021	—	—	—
DCEMB electricity contract(e)	3,149	1,647	1,502	—	—

Total	$940,689	$117,408	$256,944	$379,624	$186,713

(a)
Consists of long-term debt and capital lease obligations to finance acquisitions and equipment purchases, including interest.

(b)
Consists of various space and ground leases for our California LNG plant, offices and fueling stations as well as leases for equipment.

(c)
The amounts in the table represent our estimates for our fixed LNG purchase commitments under four "take-or-pay" contracts.

(d)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2013, and excluding contractual commitments related to station sales contracts.

(e)
Consists of our obligations to purchase electricity at our RNG plant at the McCommas Bluff landfill in Dallas, Texas.

Off-Balance Sheet Arrangements

        At December 31, 2013, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition.

  •
  outstanding surety bonds for construction contracts and general corporate purposes totaling $68.6 million,

  •
  four take-or-pay contracts for the purchase of LNG,

  •
  operating leases where we are the lessee, and

  •
  operating leases where we are the lessor and owner of the equipment.

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

        We have four contracts that require us to purchase minimum volumes of LNG at index based prices. One contract expires in June 2014, two contracts expire in December 2015, and one contract expires in October 2017.

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

        Natural gas costs represented 16% (or 21% excluding BAF, IMW and Northstar) of our cost of sales for 2012 and 25% (or 31% excluding BAF, IMW and Northstar) for 2013.

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

        In prior years, we have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we held as of the end of our latest fiscal year to hedge the fixed price component of our supply contracts. That sensitivity analysis generally reflects the expected fluctuation in the value of any such contracts if the price of natural gas were to fluctuate (increase or decrease) by a specified percentage from the price quoted on NYMEX as of the end of our latest fiscal year. We did not perform such a sensitivity analysis as of December 31, 2013 because we did not have any futures contract outstanding at December 31, 2013.

        Foreign exchange rate risk.    Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries' functional currency do impact earnings and resulted in approximately $0.2 million of gains in 2013. During 2013, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding notes payable denominated in the U.S. dollar which were not hedged.

        We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of December 31, 2013, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million.

Quarterly Results of Operations

        The following table sets forth the Company's quarterly consolidated statements of operations data for the eight quarters ended December 31, 2013. The information for each quarter is unaudited and the Company has prepared the information on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with the Company's consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. The results of operations for any one quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (Unaudited)
(In thousands, except share data)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue:
Product revenues	$65,776	$57,705	$82,720	$87,576
Service revenues	7,858	12,137	8,739	11,497

Total revenues	73,634	69,842	91,459	99,073
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	51,902	43,691	67,392	73,486
Service cost of sales	3,984	4,839	3,839	4,551
Derivative (gains) losses:
Series I warrant valuation	13,506	(8,899)	(5,692)	(2,306)
Selling, general and administrative	24,850	27,916	30,557	34,653
Depreciation and amortization	8,144	8,907	9,047	10,163

Total operating expenses	102,386	76,454	105,143	120,547

Operating loss	(28,752)	(6,612)	(13,684)	(21,474)
Interest expense, net	(3,702)	(3,321)	(4,314)	(4,732)
Other income (expense), net	841	(1,177)	1,914	(342)
Impairment of cost method investment	—	—	—	(14,544)
Income from equity method investments	91	72	152	16

Loss before income taxes	(31,522)	(11,038)	(15,932)	(41,076)
Income tax expense	(246)	(172)	(277)	(599)

Net loss	(31,768)	(11,210)	(16,209)	(41,675)
Income of noncontrolling interest	(137)	(84)	(112)	(60)

Net loss attributable to Clean Energy Fuels Corp.	$(31,905)	$(11,294)	$(16,321)	$(41,735)

Basic loss per share	$(0.37)	$(0.13)	$(0.19)	$(0.46)

Fully diluted loss per share	$(0.37)	$(0.13)	$(0.19)	$(0.46)

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue:
Product revenues	$83,483	$78,375	$75,389	$73,566
Service revenues	9,560	9,741	10,932	11,429

Total revenues	93,043	88,116	86,321	84,995
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	46,814	58,925	51,941	55,913
Service cost of sales	3,927	3,016	2,866	1,360
Derivative (gains) losses:
Series I warrant valuation	466	39	(1,366)	(77)
Selling, general and administrative	32,876	35,187	33,511	36,450
Depreciation and amortization	10,158	10,777	10,924	10,459

Total operating expenses	94,241	107,944	97,876	104,105

Operating loss	(1,198)	(19,828)	(11,555)	(19,110)
Interest expense, net	(5,071)	(6,282)	(7,418)	(10,516)
Other income (expense), net	(390)	(1,103)	736	(213)
Loss from equity method investments	(76)	—	—	—
Gain from sale of equity method investment	4,705	—	—	—
Gain (loss) from sale of subsidiary	—	15,498	—	(1,383)

Loss before income taxes	(2,030)	(11,715)	(18,237)	(31,222)
Income tax expense	(1,805)	(293)	(558)	(1,059)

Net loss	(3,835)	(12,008)	(18,795)	(32,281)
Income (loss) of noncontrolling interest	(36)	65	(41)	(37)

Net loss attributable to Clean Energy Fuels Corp.	$(3,871)	$(11,943)	$(18,836)	$(32,318)

Basic loss per share	$(0.04)	$(0.13)	$(0.20)	$(0.34)

Fully diluted loss per share	$(0.04)	$(0.13)	$(0.20)	$(0.34)

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clean Energy Fuels Corp.:

        We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Fuels Corp. and subsidiaries as of December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein. Also, in our opinion, Clean Energy Fuels Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Irvine, California
February 27, 2014

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$108,522	$240,033
Restricted cash	8,445	8,403
Short-term investments	38,175	138,240
Accounts receivable, net of allowance for doubtful accounts of $905 and $832 as of December 31, 2012 and December 31, 2013, respectively	57,594	53,473
Other receivables	17,808	26,285
Inventory, net	38,152	33,822
Prepaid expenses and other current assets	16,002	20,840

Total current assets	284,698	521,096
Land, property and equipment, net	428,177	487,854
Restricted cash	13,208	—
Notes receivable and other long-term assets	71,389	73,697
Investments in other entities	2,581	—
Goodwill	75,865	88,548
Intangible assets, net	99,282	79,770

Total assets	$975,200	$1,250,965

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$30,389	$23,401
Accounts payable	39,216	33,541
Accrued liabilities	30,794	46,745
Deferred revenue	13,521	16,419

Total current liabilities	113,920	120,106
Long-term debt and capital lease obligations, less current portion	300,636	532,017
Long-term debt, related party	—	65,000
Other long-term liabilities	14,014	15,304

Total liabilities	428,570	732,427
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 149,000,000 shares; issued and outstanding 87,634,478 shares and 89,364,397 shares at December 31, 2012 and December 31, 2013, respectively	9	9
Additional paid-in capital	837,367	883,045
Accumulated deficit	(300,814)	(367,782)
Accumulated other comprehensive income (loss)	6,151	(700)

Total Clean Energy Fuels Corp. stockholders' equity	542,713	514,572
Noncontrolling interest in subsidiary	3,917	3,966

Total stockholders' equity	546,630	518,538

Total liabilities and stockholders' equity	$975,200	$1,250,965

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2011	2012	2013
Revenue:
Product revenues	$260,283	$293,777	$310,813
Service revenues	32,434	40,231	41,662

Total revenue	292,717	334,008	352,475
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	200,908	236,471	213,593
Service cost of sales	15,776	17,213	11,169
Derivative gains:
Series I warrant valuation	(2,655)	(3,391)	(938)
Selling, general and administrative	86,850	117,976	138,024
Depreciation and amortization	30,406	36,261	42,318

Total operating expenses	331,285	404,530	404,166

Operating loss	(38,568)	(70,522)	(51,691)
Interest expense, net	(9,616)	(16,069)	(29,287)
Other income (expense), net	(611)	1,236	(970)
Impairment of cost method investment	—	(14,544)	—
Income (loss) from equity method investments	637	331	(76)
Gain from sale of equity method investment	—	—	4,705
Gain from sale of subsidiary	—	—	14,115

Loss before income taxes	(48,158)	(99,568)	(63,204)
Income tax (expense) benefit	703	(1,294)	(3,715)

Net loss	(47,455)	(100,862)	(66,919)
Income of noncontrolling interest	(178)	(393)	(49)

Net loss attributable to Clean Energy Fuels Corp.	$(47,633)	$(101,255)	$(66,968)

Loss per share:
Basic and diluted	$(0.68)	$(1.16)	$(0.71)

Weighted average common shares outstanding:
Basic and diluted	70,415,431	87,455,073	93,958,758

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31, 2011			Year Ended December 31, 2012			Year Ended December 31, 2013
	Clean Energy Fuels Corp	Noncontrolling Interest	Total	Clean Energy Fuels Corp	Noncontrolling Interest	Total	Clean Energy Fuels Corp	Noncontrolling Interest	Total
Net income (loss)	$(47,633)	$178	$(47,455)	$(101,255)	$393	$(100,862)	$(66,968)	$49	$(66,919)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,101	—	2,101	4,030	—	4,030	(1,680)	—	(1,680)
Foreign currency adjustments on intra-entity long-term investments	(1,286)	—	(1,286)	1,218	—	1,218	(4,834)	—	(4,834)
Unrealized losses on available-for sale securities	(126)	—	(126)	(32)	—	(32)	(445)	—	(445)
Unrecognized gains on derivatives	2,091	—	2,091	2,151	—	2,151	108	—	108

Total other comprehensive income (loss), net of tax	2,780	—	2,780	7,367	—	7,367	(6,851)	—	(6,851)

Comprehensive income (loss)	$(44,853)	$178	$(44,675)	$(93,888)	$393	$(93,495)	$(73,819)	$49	$(73,770)

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	69,610,098	$7	$569,202	$(151,926)	$(3,996)	$2,929	$416,216
Issuance of common stock upon exercise of options	221,234	—	1,477	—	—	—	1,477
Issuance of common stock, net of offering costs	601,926	—	7,500	—	—	—	7,500
Issuance of common stock upon exercise of Boone Pickens warrants	15,000,000	2	149,998	—	—	—	150,000
Stock-based compensation	—	—	13,473	—	—	—	13,473
Non-controlling interest contribution	—	—	—	—	—	417	417
Net (loss) income	—	—	—	(47,633)	—	178	(47,455)
Accumulated other comprehensive income	—	—	—	—	2,780	—	2,780

Balance, December 31, 2011	85,433,258	9	741,650	(199,559)	(1,216)	3,524	544,408
Issuance of common stock upon exercise of options	1,568,480	—	8,969	—	—	—	8,969
Issuance of common stock, net of offering costs	632,740	—	8,503	—	—	—	8,503
Issuance of warrants in connection with the GE Credit Agreement	—	—	56,158	—	—	—	56,158
Stock-based compensation	—	—	22,087	—	—	—	22,087
Net (loss) income)	—	—	—	(101,255)	—	393	(100,862)
Accumulated other comprehensive income	—	—	—	—	7,367	—	7,367

Balance, December 31, 2012	87,634,478	9	837,367	(300,814)	6,151	3,917	546,630
Issuance of common stock upon exercise of options	119,349	—	677	—	—	—	677
Issuance of common stock, net of offering costs	1,610,570	—	21,993	—	—	—	21,993
Stock-based compensation	—	—	23,008	—	—	—	23,008
Net (loss) income	—	—	—	(66,968)	—	49	(66,919)
Accumulated other comprehensive loss	—	—	—	—	(6,851)	—	(6,851)

Balance, December 31, 2013	89,364,397	$9	$883,045	$(367,782)	$(700)	3,966	$518,538

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net loss	$(47,455)	$(100,862)	$(66,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,406	36,261	42,318
Asset impairments	—	14,544	—
Provision for doubtful accounts and notes	344	1,358	1,962
Derivative gain	(2,655)	(3,391)	(938)
Stock-based compensation expense	13,473	22,087	23,008
Amortization of debt issuance cost	339	551	1,662
Accretion of notes payable	2,731	2,016	1,140
Gain on sale of equity method investment	—	—	(4,705)
Dividend received on equity method investment	—	—	1,091
Gain on sale of subsidiary	—	—	(14,115)
Gain on contingent consideration for acquisitions	(2,828)	(4,112)	(1,132)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	(137)	1,832	(441)
Inventory	(14,782)	(1,879)	(637)
Margin deposits on futures contracts	2,981	3,000	—
Prepaid expenses and other assets	(14,709)	4,201	579
Accounts payable	324	(328)	(6,962)
Accrued expenses and other	4,832	4,966	19,395

Net cash used in operating activities	(27,136)	(19,756)	(4,694)
Cash flows from investing activities:
Purchases of short-term investments	(33,329)	(55,062)	(170,935)
Maturities and sales of short-term investments	—	49,504	93,289
Purchases of property and equipment	(66,687)	(192,894)	(86,730)
Loans made to customers	(5,591)	(10,521)	(3,950)
Payments on and proceeds from sales of loans receivable	2,508	8,251	4,153
Restricted cash	(57,096)	37,943	13,250
Acquisitions, net of cash acquired	(1,000)	269	(9,000)
Cash transferred with sale of subsidiary	—	—	(1,178)
Investments in other entities	(4,712)	(1,437)	—
Proceeds from sale of equity method investment	—	—	6,119

Net cash used in investing activities	(165,907)	(163,947)	(154,982)
Cash flows from financing activities:
Proceeds from minority interest DCE equity contribution	417	—	—
Proceeds from exercise of warrants	150,000	—	—
Proceeds from issuance of common stock and exercise of stock options	1,477	8,969	677
Proceeds from debt instruments	244,455	50,612	300,559
Proceeds from debt, related party	—	—	15,000
Proceeds from revolving line of credit	53,595	39,164	31,527
Repayment of borrowings under revolving line of credit	(49,589)	(34,735)	(37,767)
Repayment of capital lease obligations and debt instruments	(17,079)	(10,040)	(10,147)
Contingent consideration paid relating to business acquisitions	(2,394)	(350)	—
Payment for debt issuance costs	(3,054)	—	(9,130)

Net cash provided by financing activities	377,828	53,620	290,719
Effect of exchange rates on cash and cash equivalents	(1,854)	480	468

Net increase (decrease) in cash and cash equivalents	182,931	(129,603)	131,511
Cash and cash equivalents, beginning of year	55,194	238,125	108,522

Cash and cash equivalents, end of year	$238,125	$108,522	$240,033

Supplemental disclosure of cash flow information:
Income taxes paid	$783	$1,160	$2,228

Interest paid, net of $1,352, $6,304, and $2,517 capitalized, respectively	$6,744	$13,994	$22,110

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

The Company

        Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the "Company," unless the context of the use of the term indicates or requires otherwise) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada.

        The Company has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse, and public transit. The Company owns, operates, maintains and/or supplies over 470 natural gas fueling stations within the United States, and in British Columbia and Ontario within Canada. The Company generates revenue through selling compressed natural gas ("CNG") and liquefied natural gas ("LNG"), providing operation and maintenance services ("O&M") to customers, building and selling natural gas fueling stations to customers, manufacturing and servicing natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering solutions designed to provide operators with code-compliant maintenance facilities to service their natural gas vehicle fleets, processing and selling renewable natural gas ("RNG"), financing customers' vehicle purchases and selling tradable credits the Company generates by selling natural gas and RNG as a vehicle fuel, including credits ("LCFS Credits") under the California low carbon fuel standard and Renewable Identification Numbers ("RIN Credits") under the federal Renewable Fuel Standard Phase 2. In addition, through June 28, 2013, the Company provided natural gas vehicle conversions and design and engineering services for natural gas engine systems (see note 2).

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recorded during the reporting periods. Actual results could differ from those estimates. Current economic conditions may require the use of additional estimates and these estimates may be subject to a greater degree of uncertainty as a result of the uncertain economy.

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

        Inventories consisted of the following as of December 31, 2012 and 2013:

	2012	2013
Raw materials and spare parts	$30,137	$30,521
Work in process	5,835	3,011
Finished goods	2,180	290

Total	$38,152	$33,822

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are 20 years for LNG liquefaction plant assets, 10 years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $3,090, $5,908, and $3,114 for the years ended December 31, 2011, 2012 and 2013, respectively.

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

Goodwill and Intangible Assets

        Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized. The Company assesses its goodwill and indefinite lived

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

intangible assets for impairment annually on October 1, or more frequently if a triggering event occurs between impairment testing dates. The Company's impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes assessing the potential impact on a reporting units fair value of certain events and circumstances, including the Company's market capitalization value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, then a two-step quantitative impairment test is performed. A qualitative assessment is an option available on an individual reporting unit basis and is an unconditional alternative to Step 1 of the goodwill impairment test. A reporting entity can choose to perform either Step 1 or a qualitative assessment in subsequent reporting periods. If the Company does conduct a Step 1 test, the Company looks at its projected future cash flows and its market capitalization for its respective operations. In these instances, to the extent the Company's projected future cash flows do not materialize as planned or its market capitalization decreases, the Company could be forced to take an impairment charge in future periods.

        Beginning on October 1, 2012, the Company performed its test for indefinite-lived intangible assets impairment under the amended guidance issued by the FASB in ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, issued in July 2012, which the Company chose to early adopt. The amended requirements of ASU 2012-02 provided a similar framework for testing indefinite-lived intangible assets for impairment as the ASU 2011-08 does for testing goodwill for impairment.

        There were no impairment charges for goodwill or indefinite-lived intangible assets resulting from the October 1, 2011, 2012 or 2013 impairment testing, and no events have occurred subsequent to October 1, 2013 that indicate impairments may have occurred. The Company reduced its goodwill balance by $774 when it sold BAF on June 28, 2013, and added $16,555 of goodwill on May 6, 2013 when it acquired MGES. The goodwill balances on the consolidated balance sheets include foreign currency translation gains (losses) of $2,124 and $(3,098) as of December 31, 2012 and 2013, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

        The Company's intangible assets as of December 31, 2012 and 2013 were as follows:

	2012	2013
Technology	$57,595	$54,400
Lease agreements	21,645	21,045
Customer relationships	23,334	12,791
Acquired contracts	13,075	13,121
Trademark and tradenames	7,400	6,700
Non-compete agreements	2,126	2,126

Total intangible assets	125,175	110,183
Less accumulated amortization	(30,632)	(30,003)
Foreign currency rate change	4,739	(410)

Net intangible assets	$99,282	$79,770

        Included above is a trademark of indefinite useful life with a carrying value of $1,200 as of December 31, 2012 and 2013, respectively.

        Amortization expense for intangible assets was $10,071, $10,875, and $9,016 for the years ended December 31, 2011, 2012 and 2013, respectively. Estimated amortization expense for the five years succeeding the year ended December 31, 2013 is approximately $7,190, $7,090, $7,090, $6,876 and $6,284, respectively.

Warranty Liability

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following table:

	December 31, 2012	December 31, 2013
Warranty liability at beginning of year	$3,130	$2,665
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	3,733	3,551
Service obligations honored	(4,198)	(3,089)
Sale of subsidiary	—	(582)

Warranty liability at end of year	$2,665	$2,545

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

        The following table summarizes the activity of the asset retirement obligation, of which $1,215 and $1,322 is included in other long-term liabilities, with the remaining current portion included in accrued liabilities, as of December 31, 2012 and 2013, respectively:

	2012	2013
Beginning balance	$1,179	$1,313
Liabilities incurred	74	89
Liabilities settled	—	(5)
Accretion expense	60	64

Ending balance	$1,313	$1,461

Revenue Recognition

        The Company recognizes revenue on natural gas sales and O&M services in accordance with US GAAP, which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed or, in the case of LNG sales agreements, delivered to the customers' storage facilities. The Company recognizes revenue from O&M agreements as the related services are provided.

        In certain transactions with its customers, the Company agrees to provide multiple products or services, including construction of a station, providing O&M to the station, and sale of fuel to the customer. The Company evaluates the separability of revenues based on FASB authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements, and allows the Company to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the contract elements. If the arrangement contains a lease, the Company uses the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from the Company's stand alone projects. The revenue allocated to the construction of the station is recognized using the completed-contract method. The revenue allocated to the O&M and sale of fuel is recognized ratably over the term of the arrangement.

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

        The Company typically recognizes revenue on fueling station construction projects where it sells the station to the customer using the completed-contract method because the projects are short-term and the results of operations reported on the completed-contract basis would not vary materially from those resulting from the use of the percentage-of-completion method. The construction contract is considered to be substantially completed at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities begin. When applicable, multi-station construction contracts are segmented into phases as negotiated with customers. Gross margin related to each phase is recognized when it is substantially complete. IMW Industries, Ltd. ("IMW") and Wyoming Northstar Incorporated, Southstar, LLC, and M&S Rental LLC (collectively "Northstar") use the percentage-of-completion method of accounting to recognize revenue because their projects are small and they have been able to demonstrate that they can reasonably estimate costs to complete. In these circumstances, revenue is recognized based on costs incurred in relation to total estimated costs to be incurred for a project.

Volumetric Excise Tax Credits ("VETC")

        From October 1, 2006 through December 31, 2011, the Company was eligible to receive a federal fuel tax credit ("VETC") of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the year ended December 31, 2011 were $17,889. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. The Company did not record any VETC revenues in 2012, but VETC revenues recognized in 2013 were $45,439, which included $20,800 for CNG and LNG the Company sold in 2012 that was recognized in January 2013 when the legislation was signed into law.

LNG Transportation Costs

        The Company records the costs incurred to transport LNG to its customers in the line item cost of sales in the accompanying statements of operations.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to $1,559, $1,340, and $1,391 for the years ended December 31, 2011, 2012 and 2013, respectively.

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

Foreign Currency Translation

        In accordance with FASB authoritative guidance, the Company uses the local currency as the functional currency of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign currency translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders' equity.

        Foreign currency transactions occur when there is a transaction denominated in other than the respective entity's functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the fiscal years ended December 31, 2011, 2012 and 2013, foreign exchange transaction gains and (losses) were included in other income (expense) and were $(596), $678, and $(1,196), respectively.

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

Net Loss Per Share

        Basic net loss per share is computed by dividing net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period. Diluted net loss per share is computed by dividing net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock options and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive. In 2012 and 2013,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

5,000,000 shares of common stock related to the GE Warrant, as defined and described in notes 9 and 11, were included in the basic and dilutive net loss per share calculation.

        The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive:

	2011	2012	2013
Stock options	10,683,303	12,083,677	11,526,998
Warrants	2,130,682	2,130,682	2,130,682
Convertibles notes	13,164,557	16,262,226	35,185,979
Restricted stock units	—	1,545,000	1,590,836

Derivative Financial Instruments

        The Company, in an effort to manage its natural gas commodity price risk exposures related to certain contracts, utilizes derivative financial instruments. The Company, from time to time, enters into natural gas futures contracts that are over-the-counter swap transactions that convert its index-based gas supply arrangements to fixed price arrangements. The Company accounts for its derivative instruments in accordance with FASB authoritative guidance for derivative instruments and hedging activities, which requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. As of December 31, 2013 there were no natural gas futures contracts outstanding.

        The counter-parties to the Company's derivative transactions are high credit quality counterparties; however, the Company is subject to counterparty credit risk to the extent the counterparties to the derivatives are unable to meet their settlement commitments. The Company manages this credit risk by minimizing the number and size of its derivative contracts. The Company actively monitors the creditworthiness of its counterparties and records valuation adjustments against the derivative assets to reflect counterparty risk, if necessary. The counter- party is also exposed to credit risk of the Company, which from time to time requires the Company to provide cash deposits as collateral.

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income for the years ended December 31, 2011, 2012, and 2013 was primarily comprised of the Company's foreign currency translation adjustments and unrealized gains (losses) on futures contracts.

Concentration of Credit Risk

        Credit is extended to all customers based on financial condition, and collateral is generally not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies. However, certain international customers have historically been slower to pay on trade receivables. Accordingly, the Company continuously monitors collections and payments

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies (Continued)

from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. In addition, through Export Development Canada, IMW maintains accounts receivable insurance on a substantial portion of its foreign trade receivables, which covers up to 90% of the related outstanding balance. Although credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

        On January 1, 2013, the Company adopted Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items into net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. An entity shall provide this information together, in one location, in either of the following ways: a) on the face of the statement where net income is presented, or b) as a separate disclosure in the notes to the financial statements. There were no significant reclassifications requiring separate disclosure during the periods covered by these financial statements.

(2) Acquisitions and Divestitures

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

        In connection with the closing of the Company's acquisition of IMW, a subsidiary of the Company (the "Acquisition Subsidiary") paid an upfront cash payment of $15,034 and issued 4,017,408 shares of the Company's common stock to IMW's shareholder. The issued shares were registered and available for immediate resale by the IMW shareholder. An additional $288 was paid by the Acquisition Subsidiary when the Chinese regulatory authorities subsequently approved the transfer of IMW Compressors (Shanghai) Co. Ltd. to the Acquisition Subsidiary. The Acquisition Subsidiary also issued the following promissory notes, as amended on February 1, 2011, to the IMW shareholder (collectively, the "IMW Notes"): (i) a promissory note with a principal amount of $12,500 that was paid on January 31, 2011, (ii) a promissory note with a principal amount of CAD$5,000 and $7,500 that was paid in 2012, (iii) a promissory note with a principal amount of CAD$5,000 and $7,500 that was paid on February 7, 2013, and (iv) a promissory note with a principal amount of CAD$5,000 and $7,500 that was paid on February 6, 2014. The Company had the option to pay $7,500 of each IMW Note in cash and/or shares of the Company's common stock (the exact combination of cash and/or stock to be

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Acquisitions and Divestitures (Continued)

determined at the Company's option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW.

        IMW's former shareholder may also receive additional contingent consideration based on future gross profits earned by IMW over the four year period following the acquisition. The additional contingent consideration is subject to achieving minimum gross profit targets and is determined based on a sliding scale that increases at certain gross profit levels. During the four-year period during which these earn-out payments may be made, the former shareholder of IMW will receive between zero and 23% of the gross profit of IMW as additional consideration, up to a maximum of $40,000 in the aggregate (which maximum would be payable if IMW achieves approximately $174,000 in gross profit over the four-year period during which these earn-out payments may be made). The IMW shareholder earned $235 for the first contingent consideration payment in 2011, $350 for the second contingent consideration payment in 2012 and $0 for the third contingent consideration payment in 2013.

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

        Management allocated approximately $81,400 of the purchase price to the identifiable intangible assets related to technology, customer relationships, non-compete agreements, and trademarks that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years. In addition, management allocated $45,049 to goodwill as part of the acquisition and recorded a contingent liability of $9,300 related to the additional contingent consideration described above. Under FASB authoritative guidance, the Company is required to adjust the value of the contingent consideration for this acquisition in the statement of operations as the value of the obligation changes each reporting period. As of December 31, 2013, the fair value of the contingent consideration was approximately $384.

        The results of operations of IMW have been included in the Company's consolidated financial statements since September 7, 2010.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Acquisitions and Divestitures (Continued)

ServoTech

        On February 25, 2011, the Company paid $1,200 for a 19.9% interest in ServoTech Engineering, Inc. ("ServoTech"), a company that provides, among other services, design and engineering services for natural gas engine systems. In connection with the investment, the Company was granted an option to purchase the remaining 80.1% of ServoTech for $2,800 (the "Exercise Price") during the 15 month period following February 25, 2011 (the "Purchase Option"). On April 30, 2012, the Company exercised the Purchase Option, paid 50% of the Exercise Price, or $1,400, in cash on that date, and paid the remaining $1,400 of the Exercise Price in cash on October 31, 2012. The Company held its interest in ServoTech through its wholly owned subsidiary BAF Technologies, Inc. ("BAF"). Through April 30, 2012, the Company accounted for its interest in ServoTech using the equity method of accounting as the Company had the ability to exercise significant influence over ServoTech's operations.

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

        The results of ServoTech's operations have been included in the Company's consolidated financial statements from April 30, 2012 through June 28, 2013, the date on which the Company sold its interest in ServoTech (see the following paragraphs regarding the sale of BAF). The historical results of ServoTech's operations were not material to the Company's financial position or historical results of operations.

BAF

        On June 28, 2013, the Company, entered into and closed a stock purchase agreement with Westport Innovations Inc. ("Westport") and Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport (together with Westport, the "Westport Parties"). Under the terms of the agreement, on June 28, 2013, the Westport Parties purchased all of the outstanding capital stock of BAF, including BAF's 100% ownership interest of ServoTech, for 816,460 shares of Westport's common stock. Pursuant to the agreement, the Company was issued 718,485 shares of Westport's common stock on June 28, 2013 and shall be issued 97,975 shares of Westport's common stock (the "Holdback Shares") on the one year anniversary of such date (subject to potential offset for the Company's indemnification obligations under the agreement). Further, during August 2013, the Westport Parties repaid $2,478 of certain intercompany indebtedness of BAF to the Company following the conclusion of applicable post-closing adjustment procedures contemplated in the stock purchase agreement. The fair value of the 816,460 shares of Westport's common stock on June 28, 2013 was $27,221, and the Company recognized an initial gain of $15,498 on June 28, 2013. In July 2013, the Company sold the 718,485 shares it initially received for net proceeds of $23,722. In December 2013, the Company wrote down the value of the Holdback Shares by $1,383, which resulted in an adjusted gain of $14,115 on the transaction. The value of the shares received has been excluded from the Company's consolidated statements of cash flows as it is a non cash investing activity. The gain was recorded in the line item gain from sale of subsidiary in the Company's consolidated statement of operations.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Acquisitions and Divestitures (Continued)

        In addition, pursuant to the terms of the stock purchase agreement, the Company, Westport Power Inc. and Westport Fuel Systems Inc. (Westport Power, Inc. and Westport Fuel Systems, Inc. are collectively referred to as the "Westport Affiliates") entered into a marketing agreement, dated June 28, 2013, whereby the Westport Parties will pay the Company $5,000 in cash on or before March 1, 2014. Under the marketing agreement, the Company and the Westport Affiliates will collaborate during a two year period to encourage sales of all BAF products and certain vehicle products offered by the Westport Affiliates. As part of the marketing agreement, the Company agreed to provide 750,000 complimentary gasoline gallon equivalents of CNG to be used by the Westport Affiliates as marketing incentives.

        The Company and Westport also entered a registration rights agreement, dated as of June 28, 2013, pursuant to which Westport agreed to register for resale the shares it issued to the Company upon the closing of the sale and any Holdback Shares that are subsequently issued to the Company.

MGES

        On May 6, 2013, the Company entered into and closed a stock purchase agreement with Mansfield Energy Corp. ("Mansfield") and its wholly owned subsidiary Mansfield Gas Equipment Systems Corporation ("MGES"). MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services. Under the terms of the stock purchase agreement, the Company purchased from Mansfield all of the outstanding capital stock of MGES for $20,000, payable 50% in cash and 50% in shares of the Company's common stock. Upon closing, the Company delivered $9,000 in cash and 761,545 shares of the Company's common stock, and retained $1,000 as security for Mansfield's indemnification obligations under the stock purchase agreement, which, subject to certain limitations, requires Mansfield to indemnify the Company for damages and losses incurred or suffered by the Company as a result of, among other things, breaches of Mansfield's or MGES's representations, warranties or covenants contained in the stock purchase agreement. On the first anniversary of the closing date, the Company shall deliver the retained amount of $1,000, after any applicable adjustments, to Mansfield. In addition, in August 2013, the Company paid Mansfield an additional $563 following the conclusion of applicable post-closing adjustment procedures contemplated by the stock purchase agreement. The fair value of the Company's common stock delivered to Mansfield is excluded from the Company's consolidated statements of cash flows as it is a non-cash investing activity.

        Mansfield further agreed that, for a period beginning on the date of acquisition and ending on October 16, 2013, it would not sell, transfer or make any other disposition of all or any portion of the Company's common shares issued to it pursuant to the stock purchase agreement. The Company filed with the SEC a registration statement covering the resale of the shares, and the registration statement was declared effective by the SEC in August 2013.

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

(2) Acquisitions and Divestitures (Continued)

the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$4,475
Property, plant and equipment	1,369
Identifiable intangible assets	600
Goodwill	16,555

Total assets acquired	22,999
Current liabilities assumed	(1,984)

Total purchase price	$21,015

        Management allocated approximately $600 of the purchase price to the identifiable intangible assets related to customer relationships and project backorders that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over the estimated useful lives of such assets ranging from one to six years. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill, which primarily represents additional market share available to the Company as a result of the acquisition, and is fully deductible for income tax purposes.

        The results of operations of MGES have been included in the Company's consolidated financial statements since May 6, 2013. The historical results of MGES's operations were not material to the Company's financial position or historical results of operations.

(3) Restricted Cash

        The Company classifies restricted cash as a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2012 and 2013:

	December 31, 2012	December 31, 2013
Short-term restricted cash
Standby letters of credit	$669	$1,822
DCEMB bonds—current operating costs	7,776	6,581

Total short-term restricted cash	8,445	8,403
7.5% Notes	12,256	—
DCEMB bonds—long-term plant expansion	952	—

Total restricted cash	$21,653	$8,403

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

identification basis. All of the Company's short-term investments are classified as available-for-sale securities.

        The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2013, the Company believes its carrying bases for its available-for-sale investments are properly recorded.

        Short-term investments as of December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$23,755	$(105)	$23,650
Corporate bonds	4,557	(53)	4,504
Certificate of deposits	10,021	—	10,021

Total short-term investments	$38,333	$(158)	$38,175

        Short-term investments as of December 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$60,047	$(252)	$59,795
Corporate bonds	43,166	(342)	42,824
Certificate of deposits	35,630	(9)	35,621

Total short-term investments	$138,843	$(603)	$138,240

(5) Other Receivables

        Other receivables at December 31, 2012 and 2013 consisted of the following:

	2012	2013
Loans to customers to finance vehicle purchases	$4,151	$5,919
Capital lease receivables	308	322
Accrued customer billings	6,934	6,327
Fuel tax and carbon credits	2,780	6,740
Other	3,635	6,977

	$17,808	$26,285

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Land, Property and Equipment

        Land, property and equipment at December 31, 2012 and 2013 are summarized as follows:

	2012	2013
Land	$1,476	$1,707
LNG liquefaction plants	93,384	93,685
RNG plants	23,582	47,932
Station equipment	158,447	194,240
LNG trailers	13,566	22,667
Other equipment	47,143	62,127
Construction in progress	198,916	204,548

	536,514	626,906
Less accumulated depreciation	(108,337)	(139,052)

	$428,177	$487,854

        Included in the land, property and equipment are capitalized software costs of $17,611 and $18,214 as of December 31, 2012 and December 31, 2013, respectively. The accumulated amortization on the capitalized software costs is $5,380 and $7,747 as of December 31, 2012 and December 31, 2013, respectively. The Company recorded $1,635, $1,812, and $3,079 of amortization expense related to the capitalized software costs in 2011, 2012 and 2013, respectively.

        As of December 31, 2012 and 2013, $12,087 and $13,930 are included in accounts payable balances, respectively, which are related to purchases of property and equipment. These amounts are excluded from the consolidated statements of cash flows as they are non-cash investing activities.

(7) Investment in Other Entities

        The Company invested in The Vehicle Production Group LLC ("VPG"), a company that developed a natural gas vehicle made in the United States for taxi and paratransit use. The Company accounted for its investment in VPG under the cost method of accounting as the Company did not have the ability to exercise significant influence over VPG's operations. In the fourth quarter of 2012, the Company determined there was a decrease in value of its cost method investment in VPG that was other than temporary and accordingly recognized an impairment charge for the full value of its investment of $14,544.

        The Company invested in Clean Energy del Peru ("Peru JV"), a joint venture in Peru that operated CNG stations. The Company accounted for its investment in Peru JV under the equity method of accounting as the Company had the ability to exercise significant influence over Peru JV's operations. In March 2013, the Company completed the sale of its entire ownership interest in Peru JV for $6,119 after receiving a dividend distribution of $1,091, and recognized a gain of $4,705.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Accrued Liabilities

        Accrued liabilities at December 31, 2012 and 2013 consisted of the following:

	2012	2013
Salaries and wages	$4,558	$6,768
Accrued gas and equipment purchases	10,091	8,035
Derivative liability	112	—
Contingent consideration obligations	70	384
Accrued property and other taxes	4,483	5,448
Accrued professional fees	1,310	1,335
Accrued employee benefits	2,607	2,898
Accrued warranty liability	2,665	2,545
Accrued interest	302	4,216
Other	4,596	15,116

	$30,794	$46,745

(9) Long-term Debt

Revenue Bonds

        On March 25, 2011, the Company's 70% owned subsidiary, Dallas Clean Energy McCommas Bluff, LLC, a Delaware limited liability company ("DCEMB"), arranged for a $40,200 tax-exempt bond issuance (the "Revenue Bonds"). The Revenue Bonds will be repaid from the revenue generated by DCEMB from the sale of RNG. The Revenue Bonds are secured by the revenue and assets of DCEMB and are non-recourse to DCEMB's direct and indirect parent companies, including the Company. The bond repayments are amortized through December 2024 and the average coupon interest rate on the bonds is 6.60%. The bond issuance closed March 31, 2011. The bond proceeds were primarily used to finance further improvements and expansion of the landfill gas processing facility owned by DCEMB at the McCommas Bluff landfill outside of Dallas, Texas. A portion of the proceeds were used to retire a loan made by the Company to Dallas Clean Energy, LLC (the "DCE Loan") to fund future capital expenditures. The Company, in turn, used the proceeds from the payoff of the DCE Loan to repay approximately $8,000 owed by the Company to PlainsCapital Bank on March 31, 2011.

        Pursuant to the Loan Agreement, dated as of January 1, 2011 (the "Loan Agreement"), between DCEMB and the Mission Economic Development Corporation (the "Issuer"), DCEMB has covenanted with the Issuer to make loan repayments equal to the principal and interest coming due on the Revenue Bonds. DCEMB executed a promissory note, dated March 31, 2011 (the "Note"), as evidence of its obligations under the Loan Agreement. Pursuant to the Trust Indenture, dated as of January 1, 2011 (the "DCEMB Trust Indenture"), the Issuer has pledged and assigned to the Trustee all of the Issuer's right, title and interest in and to the Loan Agreement (with certain specified exceptions) and the Note.

        The obligations of DCEMB under the Loan Agreement are secured by a Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 1, 2011, executed by DCEMB in favor of the deed of trust trustee named therein for the benefit of the Bank of New York

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

Mellon Trust Company, N.A., as Trustee (the "Trustee"). In addition, DCEMB executed a Security Agreement (the "Security Agreement"), as security for its obligations, pursuant to which DCEMB granted to the Trustee a security interest in all right, title and interest of DCEMB to the Collateral (as defined in the Security Agreement), which includes, but is not limited to, DCEMB's rights, title and interest in any gas sale agreements, including the gas sale agreement with Shell Energy North America (US), L.P. ("Shell Energy," and such gas sale agreement, the "Shell Gas Sale Agreement"), and the funds and accounts held under the DCEMB Trust Indenture.

        Pursuant to a Consent and Agreement, by and between Shell Energy, The Bank of New York Mellon Trust Company, N.A., as Depository Bank (the "Depository Bank"), DCEMB and the Trustee, dated as of January 1, 2011, Shell Energy agreed to make all payments due to DCEMB under the Shell Gas Sale Agreement to the Depository Bank. In addition, other revenues generated through the sale of gas produced at the facility will be paid directly to the Depository Bank pursuant to a Depository and Control Agreement, dated as of January 1, 2011, among DCEMB, the Trustee and the Depository Bank.

        All payments received by DCEMB are placed into various accounts in accordance with the requirements of the DCEMB Trust Indenture, the Loan Agreement and the various other loan documents. The funds are used to service required debt payments, finance further improvements and expansion of the landfill gas processing facility owned by DCEMB, finance the operations and maintenance of DCEMB, finance certain expenses associated with setting up and maintaining the accounts, and other uses as prescribed in the loan documents. At the end of each month after all required account fundings have been fulfilled, all remaining excess funds are delivered to DCEMB so long as (i) DCEMB's Debt Service Coverage Ratio (as defined) for the most recent four calendar quarters then ended equals or exceeds 1.25:1, (ii) DCEMB's Debt Service Coverage Ratio (as defined) is reasonably projected to equal or exceed 1.25:1 for the next four calendar quarters, (iii) no events of default, as defined in the loan documents, have occurred, and (iv) after giving effect to the transfer, DCEMB's Minimum Days Cash on Hand (as defined) shall be, or shall at any time be projected to be, more than the lesser of thirty-five Days Cash on Hand (as defined) or $1,300. Due to these restrictions on this cash, the Company has classified all of this cash as restricted cash on the balance sheet. The Company records the restricted cash that is expected to be received and used within the next 12 months for working capital and operating purposes as current in its balance sheet, and presents the remaining balance as non-current in the line item notes receivable and other long term assets. At December 31, 2013, $6,581 was recorded as short term restricted cash in the accompanying consolidated balance sheet.

        Pursuant to a Collateral Assignment and Consent Agreement with Atmos Pipeline—Texas ("Atmos"), DCEMB has collaterally assigned to the Trustee, subject to certain reserved rights and the consent of Atmos, the transportation agreements of DCEMB with Atmos.

        The DCEMB Trust Indenture, which governs the Revenue Bonds, and the Loan Agreement, pursuant to which the Revenue Bonds were issued, have certain non-financial debt covenants with which DCEMB must comply. As of December 31, 2013, DCEMB was in compliance with all its debt covenants thereunder.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

Purchase Notes

        In connection with the closing of the Company's acquisition of IMW, the Company agreed to make future payments consisting of four annual payments in the amount of $12,500 which were subsequently amended to be CAD$5,000 and $7,500 (each an "IMW Note" and collectively, the "IMW Notes"). Each payment under the IMW Notes will consist of CAD$5,000 in cash and $7,500 in cash and/or shares of the Company's common stock (the exact combination of cash and/or stock to be determined at the Company's option). In addition, pursuant to a security agreement executed at closing, the IMW Notes are secured by a subordinate security interest in IMW. In January 2011, the Company paid $5,000 in cash and $7,500 in shares of its common stock. The Company paid CAD$5,000 in cash in January 2012 and $3,750 in shares of its common stock in each of August 2012 and October 2012. The Company paid CAD$5,000 in cash and $7,500 in shares of its common stock in February 2013. In February 2014, the Company paid the final payment of CAD$5,000 in cash, $3,750 in cash and $3,750 in shares of its common stock. The IMW Notes that were settled with shares of the Company's common stock are not included in the consolidated statements of cash flows as they are non-cash financing activities.

        In connection with the closing of the Company's acquisition of Northstar in December 2010, the Company agreed to make future payments consisting of five annual payments in the amount of $700 each with the first payment due December 15, 2011. Each of the first three payments of $700 was paid in December 2011, 2012 and 2013, respectively.

        In connection with the closing of the Company's acquisition of the natural gas fuel infrastructure construction business of Weaver Electric, Inc. in October 2011, the Company paid $1,000 in cash and agreed to make four additional annual payments in the amount of $250 each with the first payment due October 3, 2012 (the "Weaver Notes"), subject to retention and/or offset by the Company for Weaver Electric's indemnity obligations. In May 2012, the Company prepaid $125 of the October 2012 payment, and the remaining amount of such payment was paid in October 2012. At December 31, 2013, the Company had exercised its right to retain the $250 payment that was payable in 2013, pending resolution of indemnity claims that arose during the year.

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

  (v)
  A forward exchange contract line with a limit of CAD$13,750 that allows IMW to enter into foreign exchange forward contracts up to the notional limit of CAD$13,750.

  (vii)
  An operating line of credit with a limit of 5,000 Renminbi ("RMB") (CAD$879) bearing interest at the 6 month People's Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

  (viii)
  A 16,750 Bangladeshi Taka (CAD$226) operating line of credit bearing interest at 14%.

  (ix)
  A 170,000 Colombian Peso (CAD$94) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 12%.

        The IMW Lines of Credit are secured by a general security agreement providing a first priority security interest in all present and after acquired personal property of IMW (the "Security"). The IMW Lines of Credit contain no fixed repayment terms or mandatory principal payments and are due on demand. Based on the relevant accounting guidance, the Company has classified this debt pursuant to the IMW Lines of Credit as short-term given that it is due on demand.

        The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including: 1) its ratio of debt to tangible net worth must be no greater than 3.0 to 1.0, 2) it must maintain a tangible net worth of at least CAD$7,000 and 3) its ratio of current assets to current liabilities may not be less than 1.25 to 1.0. IMW was in compliance with the financial covenants as of December 31, 2013.

        In addition, the Company and IMW agreed that should the making of any scheduled payment by IMW to the seller of IMW under the IMW Notes result in IMW being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, then the Company shall furnish IMW with the funds needed to remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security. Further, the Company and IMW agreed that should IMW make any future earn-out payments to the seller of IMW in connection with the acquisition of IMW, and should the making of such earn-out payments result in IMW being in breach of the Assumption Agreement, the IMW Lines of Credit or the Security, then the Company shall furnish IMW with the funds needed to make such earn-out payments and remain in compliance with the Assumption Agreement, the IMW Lines of Credit and the Security.

Chesapeake Notes (7.5% Notes)

        On July 11, 2011, the Company entered into a Loan Agreement (the "CHK Agreement") with Chesapeake NG Ventures Corporation ("Chesapeake"), an indirect wholly owned subsidiary of

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities (the "CHK Financing") pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a "CHK Note" and collectively the "CHK Notes"). The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012. The Company and Chesapeake also entered a registration rights agreement (the "CHK Registration Rights Agreement" and collectively with the CHK Notes and the CHK Agreement, the "CHK Loan Documents") pursuant to which the Company agreed, subject to the terms and conditions of the CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of shares of the Company's common stock ("Shares") issuable upon conversion of the CHK Notes and (ii) at the request of Chesapeake, participate in one or more underwritten offerings of Shares issuable upon conversion of the CHK Notes. Pursuant to the terms of the CHK Registration Rights Agreement, if the Company does not meet certain of its obligations thereunder with respect to the registration of the Shares issuable upon conversion of the CHK Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the CHK Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the CHK Notes per annum.

        On June 14, 2013 (the "Transfer Date"), Chesapeake, Boone Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the "Buyers"), entered into a note purchase agreement ("Note Purchase Agreement") pursuant to which Chesapeake sold the outstanding CHK Notes (the "Sale") to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the "Assignment"), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the "Assumption"). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.

        Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (collectively, the "Amended Agreements"). The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the change in ownership of the CHK Notes. In addition, the Company and the Buyers entered a registration rights agreement (the "Amended Registration Rights Agreement") with the same terms as the CHK Registration Rights Agreement, including the liquidated damages provisions therein, other than changes to reflect the change in ownership of the CHK Notes. Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the "June Advance"). In addition, the Company cancelled the existing CHK Notes and re-issued replacement notes, and the Company also issued notes to the Buyers in exchange for the June Advance (the re-issued replacement notes and the notes issued in exchange for the June Advance are referred to herein as the "7.5% Notes").

        The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into Shares at a conversion price of $15.80 per Share (the "7.5% Notes Conversion Price"). Upon written notice to the Company, the holders of the 7.5% Notes have the right

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

to exchange all, or a portion of, the principal and accrued and unpaid interest under each such note for Shares at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into Shares if, following the second anniversary of the issuance of a 7.5% Note, the Shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its issuance, and the Company may repay each 7.5% Note in Shares or cash. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of liquefied natural gas stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable.

        On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of the 7.5% Notes to certain third parties.

        As a result of the foregoing transactions, (i) Mr. Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4,113,924 Shares, and (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, which 7.5% Notes are convertible into approximately 5,063,291 Shares.

        At December 31, 2013, none of the proceeds from the 7.5% Notes were included in restricted cash as the Company had used the funds primarily to build LNG fueling stations. As of December 31, 2013, the Company has met its obligations under the Amended Registration Rights Agreement.

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

        The SLG Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at each Purchaser's option into Shares at a conversion price of $15.00 per share (the "SLG Conversion Price"). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for Shares at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into Shares if, following the second anniversary of the issuance of the SLG Notes, the Company's Shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in Shares or cash. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 Shares. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 Shares. Such conversions were not included in the consolidated statements of cash flows as they are a non-cash financing activity.

        In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the "SLG Registration Rights Agreements") pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Shares issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Shares issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Shares issuable upon conversion of the SLG Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of December 31, 2013, the Company has met its obligations under the SLG Registration Rights Agreement.

GE Loans

        On November 7, 2012, the Company, through two wholly owned subsidiaries (the "Borrowers"), entered into a financing arrangement with General Electric Capital Corporation ("GE," and the agreement governing such arrangement, the "GE Credit Agreement"). Pursuant to the GE Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG production facilities (individually a "Project" and together the "Projects"), each with an expected production capacity of approximately 250,000 LNG gallons per day. The Company expects to sell the LNG produced by the Projects through America's Natural Gas Highway ("ANGH"), a nationwide network of natural gas truck fueling stations, which the Company is building along major transportation corridors in the United States.

        The Borrowers' ability to obtain loans under the GE Credit Agreement for the Projects (collectively, "Loans" and, with respect to each Project "Tranche A Loans" and "Tranche B Loans") is subject to the satisfaction of certain conditions, including each of the (i) acquisition of title to, or leasehold interests in, the sites upon which the Projects will be constructed, (ii) receipt of all governmental approvals necessary in connection with the design, development, ownership, construction, installation, operation and maintenance of the Projects, (iii) commitment of all utility services necessary for the construction and operation of the Projects, and (iv) execution of an engineering, procurement and construction contract for each Project by the Company and GE Oil & Gas, Inc.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

        The GE Credit Agreement further provides that (i) if initial Loans are not made prior to December 31, 2014, the GE Credit Agreement will automatically terminate, (ii) each Project must be completed by the earlier of (a) the date thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2016 (with respect to each Project, the "Date Certain"), (iii) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules ("Term Loans") on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the "Conversion Date"), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (iv) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (v) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then- current LIBOR rate plus 7.00%, provided that for purposes of the GE Credit Agreement, the then-current LIBOR rate will always be at least 1.00%. The GE Credit Agreement includes various customary covenants, including debt service coverage ratios, a commitment fee on the unutilized loan amounts of 0.5% per annum, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of December 31, 2013, the Company has not drawn any money under the GE Credit Agreement and was in compliance with the financial covenants. The commitment fee, which is charged to interest expense in the consolidated statements of operation, was $105 and $1,014 for the years ended December 31, 2012 and 2013, repectively.

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

        The Company and GE also entered an equity contribution agreement (the "EC Agreement") pursuant to which the Company agreed to pay at least 25% of the budgeted cost of the Projects and all additional costs that exceed such expected budgeted costs, in each case, in the form of equity contributions to the Borrowers ("Equity Contributions"). The EC Agreement also requires the Company to provide, concurrent with GE's extension of the initial Loans under the GE Credit Agreement, letter(s) of credit in an amount equal to the Company's then-current unfunded Equity Contributions.

        Concurrently with the execution of the GE Credit Agreement, the Company issued to GE a warrant (the "GE Warrant") to purchase up to 5,000,000 shares of the Company's common stock (see note 11), and entered into the GE Registration Rights Agreement, as defined in note 11.

Mavrix Note

        On April 25, 2013, Mavrix, LLC ("Mavrix"), a newly-formed special purpose vehicle subsidiary of Clean Energy Renewable Fuels, LLC ("CERF"), a wholly owned subsidiary of the Company, entered into a note purchase agreement ("NPA") with Massachusetts Mutual Life Insurance Company (the "Mavrix Note Purchaser"). Mavrix owns all of the equity interests in Canton Renewables, LLC

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

("Canton") and 70% of the equity interests in Dallas Clean Energy, LLC, which owns all of the equity interests in DCEMB (together with Canton, the "Project Companies"). Canton owns a RNG extraction and processing project at the Sauk Trail Hills Landfill in Canton, Michigan and DCEMB owns the RNG extraction and processing project at the McCommas Bluff Landfill in Dallas, Texas.

        Pursuant to the NPA, on April 25, 2013 (the "Mavrix Issuance Date"), the Mavrix Note Purchaser (i) purchased a secured multi-draw promissory note (the "Mavrix Note") from Mavrix in the maximum aggregate principal amount of $30,000 (the "Maximum Principal Amount"), and (ii) funded an initial advance of $5,000. In addition, in September and December 2013, the Mavrix Note Purchaser funded an additional advance of $5,000 each, and therefore an aggregate of $15,000 was outstanding under the Mavrix Note at December 31, 2013. Subject to Mavrix and the Project Companies satisfying certain conditions described in the NPA, the Mavrix Note Purchaser will make additional advances under the Mavrix Note, up to the Maximum Principal Amount. Mavrix will use the proceeds from the sale of the Mavrix Note and any advances thereunder to (x) pay any transaction costs and fees related to the NPA and the issuance of the Mavrix Note and (y) make distributions to its direct and indirect parent companies. Mavrix's direct and indirect parent companies plan to use such distributions to finance construction of additional RNG extraction and processing projects and for working capital purposes.

        The Mavrix Note matures 12 years from the Mavrix Issuance Date and bears cash interest at the rate of 12% per annum and paid in kind interest at the rate of 2.0% per annum. The principal amount of the Mavrix Note will be repaid in 28 quarterly installments commencing on June 30, 2018, provided that the NPA requires mandatory prepayment of such principal amount upon certain casualty or condemnation events, asset sales or extraordinary transactions. In addition, Mavrix may not voluntarily repay the Mavrix Note until the third anniversary of the Mavrix Issuance Date and, subject to the foregoing restriction, Mavrix must pay a prepayment premium if it prepays the Mavrix Note prior to the ninth anniversary of the Mavrix Issuance Date.

        The Mavrix Note is secured by (i) a first priority security interest in all of Mavrix's assets and (ii) a pledge of Mavrix's outstanding equity interests. In addition, the NPA includes various customary affirmative and negative covenants and also provides for customary events of default which, if such events occur, would permit or require the Mavrix Note to become, or to be declared, due and payable. The Mavrix Note is non-recourse to the Company.

5.25% Notes

        In September 2013, the Company completed a private offering of 5.25% Convertible Senior Notes due 2018 (the "5.25% Notes") and entered into an indenture governing the 5.25% Notes (the "Indenture").

        The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,805 were approximately $242,195. The Company intends to use the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

        Holders may convert their 5.25% Notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.25% Notes. Upon conversion, the Company will deliver a number of shares of its common stock, per $1 principal amount of 5.25% Notes, equal to the conversion rate then in effect (together with a cash payment in lieu of any fractional shares). The initial conversion rate for the 5.25% Notes is 64.1026 shares of the Company's common stock per $1 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.60 per share of the Company's common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events as described in the Indenture.

        Upon the occurrence of certain corporate events prior to the maturity date of the 5.25% Notes, the Company will, in certain circumstances, in addition to delivering the number of shares of the Company's common stock deliverable upon conversion of the 5.25% Notes based on the conversion rate then in effect (together with a cash payment in lieu of any fractional shares), pay holders that convert their 5.25% Notes a cash make-whole payment in an amount as described in the Indenture. The Company may, at its option, irrevocably elect to settle its obligation to pay any such make-whole payment in shares of its common stock instead of in cash. The amount of any make-whole payment, whether it is settled in cash or in shares of the Company's common stock upon the Company's election, will be determined based on the date on which the corporate event occurs or becomes effective and the stock price paid (or deemed to be paid) per share of the Company's common stock in the corporate event, as described in the Indenture.

        The Company may not redeem the 5.25% Notes prior to October 5, 2016. On or after October 5, 2016, the Company may, at its option, redeem for cash all or any portion of the 5.25% Notes if the closing sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which notice of redemption is provided, exceeds 160% of the conversion price on each applicable trading day. In the event of the Company's redemption of the 5.25% Notes, the redemption price will equal 100% of the principal amount of the 5.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for in the 5.25% Notes.

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

        The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of its common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

cause the acceleration of, all amounts due under the 5.25% Notes. No events of default have occurred as of December 31, 2013.

        The 5.25% Notes are senior unsecured obligations of the Company and rank senior in right of payment to the Company's future indebtedness that is expressly subordinated in right of payment to the 5.25% Notes; equal in right of payment to the Company's unsecured indebtedness that is not so subordinated; effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) of the Company's subsidiaries.

        Long-term debt at December 31, 2012 and 2013 consisted of the following:

	December 31, 2012	December 31, 2013
IMW Notes	$23,983	$12,121
Northstar future payments	1,848	1,274
DCEMB notes	585	585
DCEMB Revenue Bonds (non-recourse to the Company)	38,700	36,500
7.5% Notes	100,000	150,000
SLG Notes	149,000	145,000
5.25% Notes	—	250,000
Weaver future payments	680	714
IMW assumed debt	12,661	6,036
Mavrix Note (non-recourse to the Company)	—	15,097
Capital lease obligations	3,568	3,091

Total debt and capital lease obligations	331,025	620,418
Less amounts due within one year	(30,389)	(23,401)

Total long-term debt and capital lease obligations	$300,636	$597,017

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Long-term Debt (Continued)

        The following is a summary of aggregate maturities of long-term debt for each of the years ending December 31:

	2014	2015	2016	2017	2018	Thereafter
IMW Notes	$12,121	$—	$—	$—	$—	$—
Northstar future payments	661	613	—	—	—	—
DCEMB notes	585	—	—	—	—	—
DCEMB Revenue Bonds (non-recourse to the Company)	2,305	2,650	2,675	2,830	3,000	23,040
7.5% Notes	—	—	—	—	50,000	100,000
SLG Notes	—	—	145,000	—	—	—
5.25% Notes	—	—	—	—	250,000	—
Weaver Notes	490	224	—	—	—	—
IMW assumed debt	6,036	—	—	—	—	—
Mavrix Note (non-recourse to the Company)	—	—	—	—	1,607	13,490
Capital lease obligations	1,203	500	137	156	179	916

Total	$23,401	$3,987	$147,812	$2,986	$304,786	$137,446

(10) Derivative Transactions

        As of December 31, 2013, all of the Company's commodity future contracts had expired and there were $2,000 in forward exchange contracts outstanding. The Company marks to market its open futures positions and forward exchange contracts at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the consolidated statements of operations or in accumulated other comprehensive income in the consolidated balance sheets in accordance with the applicable accounting guidance. In the years ended December 31, 2011, 2012, and 2013, the Company recorded unrealized gains of $2,091, $2,151, and $108, respectively, in other comprehensive income (loss) related to its futures contracts. Of the Company's net futures contracts liability of $107 at December 31, 2012, $5 was recorded as an asset in prepaid expenses and other current assets and $112 was recorded as an accrued liability in the Company's consolidated balance sheet at December 31, 2012. The Company's ineffectiveness related to its futures contracts in the years ended December 31, 2011, 2012 and 2013 was insignificant. The Company's ineffectiveness related to its forward exchange contracts for the year ended December 31, 2013 was insignificant, and there were no forward contracts in place during 2011 or 2012. During the years ended December 31, 2011, 2012 and 2013, the Company recognized a loss of $3,332, $2,370 and $65, respectively, in cost of sales in the accompanying consolidated statements of operations related to its futures contracts that were settled during the respective years. These amounts were reclassified from accumulated other comprehensive income (loss).

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity

Authorized Shares

        The Company's certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2013, the Company was authorized to issue 150,000,000 shares, of which 149,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

        The Company did not declare nor pay any dividends during the years ended December 31, 2011, 2012 or 2013.

Voting Rights

        Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.

Issuance of Common Stock and Warrants

        On October 28, 2008, the Company entered into a Placement Agent Agreement (the "Placement Agent Agreement") relating to the sale and issuance by the Company to select investors of 4,419,192 units (the "Units"), with each Unit consisting of (i) one share of the Company's common stock, (ii) a warrant to purchase 0.75 shares of the Company's common stock (the "Series I Warrant"), and (iii) one warrant to purchase up to 0.2571 shares of the Company's common stock (the "Series II Warrant"). The price of each Unit was $7.92 per Unit. The transaction closed on November 3, 2008, and the Company issued 4,419,192 shares of common stock, Series I Warrants to purchase up to 3,314,394 shares of common stock, and Series II Warrants to purchase up to 1,136,364 shares of common stock. The Company received approximately $32,484 after deducting the placement agent's fees and other offering expenses related to the Unit sale. The proceeds of $32,484 were allocated between the common stock, the Series I Warrants and the Series II Warrants. The Company allocated $19,166, $9,745 and $3,573 to the common stock, the Series I Warrants and the Series II Warrants, respectively.

        The Series I Warrants became exercisable beginning six months from the date of issuance for a period of seven years from the date they became exercisable, and carry an exercise price of $12.68 per share. On November 10, 2010, the Company entered into an amendment with one of the holders of the Series I warrants pursuant to which the expiration date of such warrant for the purchase of 1,183,712 shares of common stock was changed to November 10, 2010. In consideration of the modification to the expiration date, the Company agreed to pay the holder of such warrant approximately $3,172. The Company received notice on November 10, 2010 that such warrant was being exercised in full, and issued 1,183,712 shares of its common stock for an aggregate exercise price of approximately $15,009. Upon exercise, the Company recognized a gain of approximately $3,208 related to the transaction. For additional information on the Series I Warrants see note 18.

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

        Concurrently with the execution of the GE Credit Agreement on November 7, 2012, the Company issued to GE the GE Warrant to purchase up to an aggregate of five million shares of the Company's common stock at a price per share of $0.01. The shares subject to the GE Warrant are exercisable pursuant to the following schedule: (i) 500,000 shares are immediately exercisable, (ii) an additional 1,250,000 shares will become exercisable at the time that the first Tranche A Loan is made under the GE Credit Agreement, (iii) an additional 1,250,000 shares will become exercisable at the time that the first Tranche B Loan is made under the GE Credit Agreement, (iv) an additional 1,000,000 shares will become exercisable at the time that Tranche A Loans in aggregate principal amount of at least $15,000 have been made under the GE Credit Agreement, and (v) the remaining 1,000,000 shares will become exercisable at the time that Tranche B Loans in aggregate principal amount of at least $15,000 have been made under the GE Credit Agreement; provided, however, that if no Loans are made as contemplated by (ii) through (v) above pursuant to the GE Credit Agreement, an additional 500,000 shares will be exercisable. The GE Warrant terminates on November 7, 2022. During the exercise period, if the Company issues or sells any shares of its common stock other than exempted securities (as defined in the GE Warrant) for a price per share less than a price equal to 80% of the market price on the day of such issue or sale (the foregoing a "Dilutive Issuance"), then immediately after such Dilutive Issuance the number of shares then purchasable shall be increased on a proportionate basis by a formula set forth in the GE Warrant.

        In connection with the GE Warrant, on November 7, 2012, the Company and GE entered into a warrant agreement (the "GE Warrant Agreement") and a registration rights agreement (the "GE Registration Rights Agreement"). Pursuant to the GE Registration Rights Agreement, the Company agreed, subject to the terms and conditions of that agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of shares issuable upon exercise of the GE Warrant, and (ii) at the request of the GE Warrant holder, if a registration statement with respect to such shares is not then effective, participate in one or more underwritten offerings of the shares issuable upon exercise of the Warrant. If the Company does not meet certain of its obligations under the GE Registration Rights Agreement with respect to the registration of such shares, it will be required to pay certain liquidated damages. As of December 31, 2013, the Company met its obligations under the GE Registration Rights Agreement.

        The Company measured the fair value of the 5,000,000 shares underlying the GE Warrant at $56,158 and recorded the amount in additional paid-in-capital and other long-term assets as a deferred financing cost. The fair value of the 500,000 shares that are immediately exercisable is being amortized over the estimated term of the GE Credit Agreement on the straight-line basis. The fair value of the remaining 4,500,000 shares will be allocated proportionately to the draws of the related loans as they become exercisable and amortized over the estimated term of the draws using the effective interest method. The issuance of the GE Warrant is not included in the consolidated statements of cash flows as it is a non-cash financing activity.

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

        In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 shares of the Company's common stock.

Stock-Based Compensation

        The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the years ended December 31, 2011, 2012 and 2013:

	Years Ended December 31,
	2011	2012	2013
Stock-based compensation expense	$13,473	$22,087	$23,008

Stock-based compensation expense, net of tax	$13,473	$22,087	$23,008

  Stock Option Plans

        In December 2002, the Company adopted its 2002 Stock Option Plan ("2002 Plan"). When the 2002 Plan was available for the issuance of new awards, the board of directors determined eligibility, vesting schedules, and exercise prices for options granted thereunder. Options generally have a term of ten years.

        Under the 2002 Plan, eligible persons could be issued options for services rendered to the Company. Under the 2002 Plan, the purchase price per share for each option granted could not be less than 100% of the fair market value of the Company's common stock on the date of such option grant; provided, however, that the purchase price per share of common stock issued to a 10% stockholder could not be less than 110% of such fair market value on the date of such option grant. Options generally vest over a three-year period.

        In December 2006, the Company adopted its 2006 Equity Incentive Plan ("2006 Plan"). The 2006 Plan was effective on May 24, 2007, the date the Company completed its initial public offering of common stock. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan. If any outstanding option under the 2002 Plan expires or is cancelled, the shares allocable to the unexercised portion of that option will be added to the share reserve under the 2006 Plan and will be available for grant under the 2006 Plan. As of December 31, 2013, the Company had 17,890,500 shares reserved for issuance under its option plans. At December 31, 2013, the Company had 1,428,209 shares available for future grant under the 2006 Plan.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

        Option activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	12,083,677	$11.75
Options granted	98,500	13.47
Options exercised	(119,349)	5.24
Options forfeited	(535,830)	12.64

Outstanding, December 31, 2013	11,526,998	11.79	5.51	12,564

Exercisable, December 31, 2013	9,597,193	11.39	4.92	14,300

        As of December 31, 2013, there was $11,530 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the year ended December 31, 2013 was $16,305.

        The Company plans to issue new shares to its employees upon the employee's exercise of their options. The intrinsic value of all options exercised during 2011, 2012 and 2013 was $1,626, $18,822, and $935, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 2013:

Dividend yield	0.00%
Expected volatility	51.0% to 55.6%
Risk-free interest rate	1.0% to 1.9%
Expected life in years	6.0

        The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2012, and 2013, were $8.98, $7.95, and $6.86, respectively. The volatility amounts used during the period were estimated based on a certain peer group of the Company's historical volatility for a period commensurate with the expected life of the options granted, the Company's historical volatility, and the Company's implied volatility of its traded options. The expected lives used during the year were based on historical exercise periods and the Company's anticipated exercise periods for its outstanding options. The risk free rates used during the year were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $13,473, $14,199, and $13,751 of stock option expense during the years ended December 31, 2011, 2012 and 2013, respectively. The Company has not recorded any tax benefit related to its stock option expense.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

  Market-based Restricted Stock Units

        The Company issued 1,545,000 market-based restricted stock units ("market-based RSUs") to certain key employees during 2012. A holder of market-based RSUs will receive one share of the Company's common stock for each market-based RSU he holds if (x) between two years and four years from the date of grant of the market-based RSU, the closing price of the Company's common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company's common stock on the market-based RSU grant date (the "Stock Price Condition") and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the market-based RSUs will be automatically forfeited. The market-based RSUs are subject to the terms and conditions of the Company's 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

        The following table summarizes the Company's market-based RSU activity during the year ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2012	1,545,000	$11.32
RSUs granted	—	—

Outstanding and non-vested, December 31, 2013	1,545,000	$11.32	2.1

        As of December 31, 2013, there was $933 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 0.1 years.

        The Company recorded $7,888 and $8,821 of expense in 2012 and 2013, respectively, related to the market-based RSUs. The Company has not recorded any tax benefit related to its market-based RSU expense.

  Service-based Restricted Stock Units

        During September 2013, the Company issued service-based restricted stock units ("Service-based RSUs") to a key employee that vest over the three years following the date of issuance at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The fair value of each Service-based RSU granted in 2013 is estimated using the closing stock price of the Company's common stock on the date of grant.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

        The following table summarizes the Company's Service-based RSU activity during the year ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Nonvested at December 31, 2012	—	$—
RSUs granted	45,836	13.09

Outstanding and non-vested at December 31, 2013	45,836	$13.09	2.7

        As of December 31, 2013, there was $549 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized evenly over a period of 2.7 years.

        The Company recorded $51 of expense in 2013 related to the Service-based RSUs. The Company has not recorded any tax benefit related to its Service-based RSU expense.

  Employee Stock Purchase Plan

        On May 7, 2013, the Company adopted an employee stock purchase plan (the "ESPP"), pursuant to which eligible employees may purchase shares of the Company's common stock at 85% of the fair market value of the common stock on the last trading day of two consecutive, non-concurrent offering periods each year. The Company has reserved 2,500,000 shares of its common stock for issuance under the ESPP, and the first offering period under the ESPP commenced on September 1, 2013.

        The Company recorded $29 of expense during 2013 related to the ESPP. The Company has not recorded any tax benefits related to its ESPP expense. At December 31, 2013, the Company had sold an aggregate of 14,934 shares pursuant to the ESPP.

  Non-qualified Non-public Subsidiary Stock Options

        In September 2013, the Company's wholly owned subsidiary, CERF, adopted the Clean Energy Renewable Fuels, LLC 2013 Unit Option Plan (the "CERF Plan"). 150,000 Class B units representing membership interests in CERF were initially reserved for issuance under the CERF Plan.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

        The following table summarizes CERF's unit option activity during the year ended December 31, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	—	$—
Options granted	115,000	40.80

Outstanding and non-vested, December 31, 2013	115,000	$40.80	9.72	$—

        As of December 31, 2013, there was $3,310 of total unrecognized compensation cost related to non-vested units. That cost is expected to be recognized over a weighted average period of 1.82 years.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0.00%
Expected volatility	96.4%
Risk-free interest rate	1.9%
Expected life in years	6.0

        The grant date fair value of options granted in September 2013 was $31.65, which was determined contemporaneously with the grants. The volatility amounts used during the period were estimated based on the historical volatility of a certain peer group of CERF for a period commensurate with the expected life of the options granted. The expected life used was CERF's anticipated exercise periods for its outstanding options. The risk free rate was based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. CERF recorded $356 of unit option expense during 2013. CERF has not recorded any tax benefit related to its unit option expense.

Boone Pickens Warrant Agreement

        On December 28, 2006, the Company issued to Boone Pickens a five-year warrant to purchase 15,000,000 shares of the Company's common stock at an exercise price of $10.00 per share. These warrants were exercised in full in December 2011.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Income Taxes

        The components of loss before income taxes for the years ended December 31, 2011, 2012, and 2013 are as follows:

	2011	2012	2013
U.S.	$(30,002)	$(91,608)	$(40,195)
Foreign	(18,156)	(7,960)	(23,009)

	$(48,158)	$(99,568)	$(63,204)

        The provision (benefit) for income taxes consists of the following:

	2011	2012	2013
Current:
Federal	$206	$269	$87
State	296	302	310
Foreign	396	(61)	2,910

Total current	898	510	3,307
Deferred:
Federal	(8,012)	(20,646)	(42,206)
State	(1,724)	(3,445)	(7,403)
Foreign	(4,075)	(3,053)	(5,694)
Change in valuation allowance	12,210	27,928	55,711

Total deferred	(1,601)	784	408

Total	$(703)	$1,294	$3,715

        Income tax expense (benefit) for the years ended December 31, 2011, 2012 and 2013 differs from the "expected" amount computed using the federal income tax rate of 35% as a result of the following:

	2011	2012	2013
Computed expected tax expense (benefit)	$(16,855)	$(34,849)	$(22,121)
State and local taxes, net of federal benefit	202	121	204
Nondeductible expenses	3,073	5,194	7,216
Tax rate differential on foreign earnings	5,273	(717)	2,993
Basis difference on sale	—	—	(6,457)
Tax credits	(834)	—	(35,604)
Other	(148)	(1,563)	(122)
Change in valuation allowance	8,586	33,108	57,606

Total tax expense (benefit)	$(703)	$1,294	$3,715

        During the first quarter of 2013, federal tax legislation extended the alternative fuel credit ("VETC") with retroactive effect until the beginning of 2012. In addition, federal tax guidance was issued in 2013 that clarified that the VETC in excess of the Company's fuel tax obligation, which is collected from customers, can be excluded from taxable income. The Company recorded a federal tax

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Income Taxes (Continued)

benefit of $7,068 related to the exclusion of VETC associated with 2013 fuel sales in excess of its fuel tax obligation and a federal tax benefit $27,497 related to the exclusion of similar VETC amounts associated with fuel sales from 2006 through 2012. These amounts increased the Company's deferred tax asset attributed to its federal net operating loss carryforwards and the Company's deferred tax asset valuation allowance.

        Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2012 and 2013 are as follows:

	2012	2013
Deferred tax assets:
Accrued expenses	$2,303	$3,367
Sales-type leases	500	997
Alternative minimum tax and general business credits	3,297	4,903
Derivative loss	1,831	1,161
Stock option expense	15,259	20,832
Other	644	4,693
Loss carryforwards	79,819	126,563

Total deferred tax assets	103,653	162,516
Less valuation allowance	(81,257)	(136,969)

Net deferred tax assets	22,396	25,547

Deferred tax liabilities:
Depreciation and amortization—domestic	(20,291)	(21,800)
Depreciation and amortization—foreign	(1,045)	(1,626)
Partnership income	(2,071)	(3,540)

Total deferred tax liabilities	(23,407)	(26,966)

Net deferred tax liabilities	$(1,011)	$(1,419)

        At December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards of approximately $319,959, $318,012 and $36,892, respectively. The Company's federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2014 and 2028, respectively. The Company also has federal tax credit carryforwards of $4,640, that will expire beginning in 2026, and federal capital loss carryforwards of $5,027, which if not utilized, will expire in 2018. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.

        In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2012

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Income Taxes (Continued)

and 2013, the Company provided a valuation allowance of $81,257, and $136,969, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The net change in the valuation allowance for the years ended December 31, 2011, 2012, and 2013 was $12,210, $27,928, and $55,711, respectfully.

        As of December 31, 2013, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $2,193 resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

        On January 1, 2007, the Company adopted certain accounting guidance that clarifies the accounting for uncertain tax positions. This guidance requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not of being sustained upon examination, based on the technical merits of the position. The total amount of unrecognized tax benefits as of December 31, 2011, 2012, and 2013 were $305, $515, and $17,398, respectively, of which, if recognized, $305, $515, and $838, respectively, would affect the effective tax rate, and $16,560, related to 2013, would increase the federal and state net operating loss carryforwards with a corresponding increase to the Company's valuation allowance.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2012 and 2013:

Unrecognized tax benefit—December 31, 2011	$305
Gross increases—tax positions in prior years	260
Gross (decreases)—tax positions in prior years	(50)

Unrecognized tax benefit—December 31, 2012	515
Gross increases—tax positions in current year	16,685
Gross increases—tax positions in prior years	198

Unrecognized tax benefit—December 31, 2013	$17,398

        The Company has included the portion of VETC offset by the fuel tax the Company collects from its customers as an unrecognized tax benefit as of December 31, 2013. The Company believes the portion of VETC that is offset by the fuel tax the Company collects from its customers can be excluded from taxable income, although the ultimate outcome of this tax position is uncertain.

        FASB authoritative guidance requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount ultimately to be paid. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. During each of the years ended December 31, 2011, 2012 and 2013, the Company accrued interest of $6, $21, and $75, respectively.

        The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years for 2009 through 2013 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2010, and state examinations for years before 2009.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Income Taxes (Continued)

        A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest and penalties, in light of changing facts and circumstances. The amount of penalties accrued is immaterial. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve, or there could be a change in the amount of the Company's net operating loss. The resolution of a matter would be recognized as an adjustment to the provision for income taxes at the effective tax rate in the period of resolution. The Company does not expect that any of its uncertain tax positions will reverse within the next twelve months.

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

Litigation, Claims and Contingencies

        The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that the Company may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. However, the Company believes that the ultimate resolution of such actions will not have a material adverse affect on the Company's consolidated financial position, results of operations, or liquidity.

Operating Lease Commitments

        The Company leases facilities, including the land for its LNG production plant in Boron, California, and certain equipment under noncancelable operating leases expiring at various dates

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Commitments and Contingencies (Continued)

through 2038. The following schedule represents the future minimum lease obligations for all noncancelable operating leases as of December 31, 2013:

Fiscal year:
2014	$8,493
2015	7,622
2016	7,539
2017	7,179
2018	5,105
Thereafter	25,682

Total future minimum lease payments	$61,620

        Rent expense, including variable rent, totaled $6,517, $7,737, and $10,504 for the years ended December 31, 2011, 2012 and 2013, respectively.

Take-or-pay LNG Supply Contracts

        At December 31, 2013, the Company is party to an LNG supply contract at market prices that contains minimum take or pay provisions over the term of the contract. The contract contains fixed amounts the Company must pay for any shortfall below its minimum volume requirements and also contains a variable charge that is based on the price of natural gas for the month when a shortfall occurs. The contract, which replaced a similar contract that expired in June 2011, expires in June 2014. For the years ended December 31, 2011, 2012 and 2013, the Company paid approximately $5,034, $3,821, and $1,576, respectively, under this contract. At December 31, 2013, the fixed commitments under this contract totaled approximately $1,047 for the year ending December 31, 2014.

        Additionally, in October 2007, the Company entered into an LNG sales agreement with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) ("DGS"), to purchase, on a take-or-pay basis over a term of ten years, 45,000 gallons per day, which was increased to 65,000 gallons per day in March 2014, of LNG from a plant constructed by DGS in Ehrenberg, Arizona, which is near the California border. This obligation began in March 2010, and for the years ended December 31, 2011, 2012 and 2013, the Company paid approximately $7,599, $8,153, and $11,404, respectively, under the take-or-pay supply contract. The contract expires in October 2017. At December 31, 2013, the fixed commitments under this contract totaled approximately $4,428, $4,674, $4,687 and $3,893 for the years ending December 31, 2014 through December 31, 2017.

        During 2013, the Company entered into two additional LNG sales agreements with Memphis Light, Gas and Water Division ("MLGW") and Kinetrex Energy ("Kinetrex) to purchase LNG, on a take-or-pay basis, starting in January of 2014 and expiring in December 2015. At December 31, 2013, the fixed commitments under the MLGW contract totaled approximately $161 and $323 for the years ending December 31, 2014 and 2015, and the fixed commitments under the Kinetrex contract totaled approximately $971 and $1,941, respectively for 2014 and 2015.

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

	2011	2012	2013
Revenue:
United States	$248,419	$286,125	$292,250
Canada	4,800	8,364	13,922
Other	39,498	39,519	46,303

Total revenue	$292,717	$334,008	$352,475

Operating income (loss):
United States	$(33,761)	$(69,030)	$(44,797)
Canada	(5,844)	(188)	(1,594)
Other	1,037	(1,304)	(5,300)

Total operating income (loss)	$(38,568)	$(70,522)	$(51,691)

Long-lived assets:
United States	$325,386	$480,067	$544,638
Canada	121,103	122,291	103,997
Other	3,277	3,547	7,537

Total long-lived assets	$449,766	$605,905	$656,172

        The Company's goodwill and intangible assets at December 31, 2011, 2012 and 2013 relate to its United States operations, its BAF operations (through June 28, 2013, see note 2), IMW operations, and Northstar operations.

(15) 401(k) Plan

        The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may make discretionary contributions to the Savings Plans that are subject to limitations. For the years ended December 31, 2011, 2012 and 2013, the Company contributed approximately $798, $1,289, and $1,448 of matching contributions to the Savings Plan, respectively.

(16) Supplier Concentrations

        During 2011, 2012, and 2013, the Company incurred approximately 9%, 8%, and 3%, respectively, of its natural gas expense related to its LNG sales from Williams Gas Processing Company pursuant to

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Supplier Concentrations (Continued)

a floating rate purchase contract that includes minimum purchase commitments. During 2011, 2012, and 2013, the Company incurred approximately 30%, 31% and 22%, respectively, of its natural gas expense related to its LNG sales from Shell Energy, which supplies the Company's LNG plant in California (through April of 2013) and DGS's plant in Arizona where the Company has a take or pay obligation. During 2011, 2012 and 2013, the Company incurred approximately 16%, 16%, and 7%, respectively, of its natural gas costs related to its CNG operations from the SoCal Gas Company (through May of 2013) and San Diego Gas and Electric. During the second quarter of 2013, the Company switched from Shell Energy and SoCal Gas Company to BP Energy for its natural gas supply to its LNG plant in California and to its CNG operations in California. The Company incurred approximately 27% of its natural gas expense related to its LNG and CNG sales from BP Energy during 2013. Any inability to obtain natural gas in the amounts needed on a timely basis or at commercially reasonable prices could result in interruption of gas deliveries or increases in gas costs, which could have a material adverse effect on the Company's business, financial condition, and results of operations until alternative sources could be identified and established at a reasonable cost.

(17) Capitalized Lease Obligation and Receivables

        The Company leases equipment under capital leases with a weighted-average interest rate of 14.6%. At December 31, 2013, future payments under these capital leases are as follows:

2014	$1,521
2015	733
2016	354
2017	354
2018	354
Thereafter	1,279

Total minimum lease payments	4,595
Less amount representing interest	(1,504)

Present value of future minimum lease payments	3,091
Less current portion	(1,203)

Capital lease obligations, less current portion	$1,888

        The value of the equipment under capital lease as of December 31, 2012 and 2013 was $6,802, with related accumulated amortization of $1,834 and $4,185, respectively.

        The Company also leases certain fueling station equipment to certain customers under sales-type leases at a weighted average effective interest rate of 4.2%. The leases are payable in varying monthly installments through February 2017.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(17) Capitalized Lease Obligation and Receivables (Continued)

        At December 31, 2013, future receipts under these leases are as follows:

2014	$487
2015	487
2016	395
2017	194
2018	65

Total	1,628
Less amount representing interest	(125)

$1,503

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

        During the twelve months ended December 31, 2013, the Company's financial instruments consisted of available-for-sale securities, natural gas futures contracts (the last of which expired June 30, 2013), debt instruments, a contingent consideration obligation, and its Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company uses quoted forward price curves, discounted to reflect the time value of money, to value its natural gas futures contracts, which is considered to be a Level 2 fair value measurement. The Company uses projected financial results for the respective entity, discounted to reflect the time value of money, to value its contingent consideration obligation, which is considered to be a Level 3 fair value measurement. The fair values of the Company's debt instruments approximated their carrying values at December 31, 2012 and 2013. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate the market participant's view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(18) Fair Value Measurements (Continued)

9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 2.3 years as of December 31, 2013. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement in the table below.

        The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2013, respectively:

Description	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$10,021	$—	$10,021	$—
Municipal bonds and notes	23,650	—	23,650	—
Corporate bonds	4,504	—	4,504	—
Liabilities:
Natural gas futures contracts(2)	107	—	107	—
Contingent consideration obligation(3)	1,516	—	—	1,516
Series I warrants(4)	8,102	—	—	8,102

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,621	$—	$35,621	$—
Municipal bonds and notes	59,795	—	59,795	—
Corporate bonds	42,824	—	42,824	—
Liabilities:
Natural gas futures contracts(2)	—	—	—	—
Contingent consideration obligation(3)	384	—	—	384
Series I warrants(4)	7,164	—	—	7,164

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

Liabilities: Contingent Consideration	2012	2013
Beginning Balance	$5,978	$1,516
Business combinations	—	—
Gain included in earnings	(4,112)	(1,132)
Payments	(350)	—
Transfers In/Out	—	—

Ending Balance	$1,516	$384

Liabilities: Series I Warrants	2012	2013
Beginning Balance	$11,493	$8,102
Total (gain) loss included in earnings	(3,391)	(938)
Issuance of warrants	—	—
Exercise of warrants	—	—
Transfers In/Out	—	—

Ending Balance	$8,102	$7,164

        During the fourth quarter of 2012, the Company recorded an impairment of $14,544 related to its investment in VPG due to a permanent decline in its value. There were no long-lived asset impairments in 2011 and 2013.

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

Contingent Consideration

        Pursuant to the terms presented in the Asset Purchase Agreement, the IMW shareholder will earn additional consideration if IMW achieves certain minimum gross profit targets in fiscal years 2011 through 2014. Therefore, the Company estimated the fair value of the contingent consideration using a

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(18) Fair Value Measurements (Continued)

discounted cash flow model that considers the payout structure based on the following inputs as of December 31, 2013:

Unobservable Input	Range or Weighted Average
Gross profit projection	$14,162 - $32,641
Probability of reaching target gross profit	0% - 60%

        Generally, a positive change in the assumptions used for the probability of achieving a higher gross profit target threshold would result in a directionally similar change in the estimated fair value of the contingent consideration, and thus an increase in the associated liability.

Series I Warrant Liability

        The Company estimated the fair value of its Series I warrant liability using the Black-Scholes Model based on the following inputs as of December 31, 2013:

Unobservable Input	Range or Weighted Average
Current market price of the Company's common stock	$12.88
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	2.33
Implied volatility of the Company's common stock	43.0% - 45.7%
Assumed discount rate	Simple average of 0.51%

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

(19) Subsequent Events

        On January 23, 2014, the Company completed its purchase of 67 CNG-In-A-Box units (small, turnkey self-contained CNG stations) from Peake Fuel Solutions, L.L.C. for $18,377.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Our controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.

        There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on these criteria, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference to the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  (1) Consolidated Financial Statements.

        The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2012 and 2013
Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 2011, 2012 and 2013
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2012 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2012 and 2013
Notes to Consolidated Financial Statements

  (a)
  (2) Financial Statement Schedules.

        The following financial statement schedule is filed as a part of this annual report on Form 10-K:

        Schedule II: Valuation and Qualifying Accounts

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

	Allowances for Doubtful Trade Receivables	Allowance for Doubtful Notes Receivables
Balance at December 31, 2010	$702	$93
Charges (benefit) to operations	344	—
Deductions	(334)	(73)

Balance at December 31, 2011	712	20
Charges (benefit) to operations	435	924
Deductions	(242)	(35)

Balance at December 31, 2012	905	909
Charges (benefit) to operations	454	1,507
Deductions	(527)	—

Balance at December 31, 2013	$832	$2,416

  (a)
  (3) Exhibits.

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
2.3	Asset Purchase Agreement, dated July 1, 2010, among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation, and 0884810 B.C. Ltd., a British Columbia corporation, on the one hand, and I.M.W. Industries Ltd., a British Columbia corporation, 652322 B.C. Ltd., a British Columbia corporation, Miller Family Trust and Bradley N. Miller, on the other hand.	Filed as Exhibit 2.5 to the Current Report on Form 8-K.	July 6, 2010
2.4
	Amendment to Asset Purchase Agreement, dated as of September 7, 2010, by and among Clean Energy, a California corporation, 0884808 B.C. Ltd., a British Columbia corporation and a wholly-owned subsidiary of Clean Energy—CA, and Clean Energy Compression Corp, a British Columbia corporation formerly known as 0884810 B.C. Ltd and a wholly-owned subsidiary of Canadian AcqCo, on the one hand, and I.M.W. Industries Ltd., a British Columbia Corporation, B&M Miller Equity Holdings Inc., a successor by amalgamation to 652322 B.C. Ltd., a British Columbia corporation, Bradley N. Miller, Marion G. Miller and Miller Family Trust, on the other hand.	Filed as Exhibit 2.6 to the Current Report on Form 8-K.	September 7, 2010
2.8	Stock Purchase Agreement dated May 6, 2013, among Mansfield Energy Corp., Mansfield Gas Equipment Systems Corporation, and Clean Energy.	Filed as Exhibit 2.8 to the Current Report on Form 8-K.	May 7, 2013

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
2.9	Stock Purchase Agreement dated June 28, 2013, by and among Westport Innovations (U.S.) Holdings Inc., Westport Innovations Inc., Clean Energy and BAF Technologies, Inc.	Filed as Exhibit 2.9 to the Current Report on Form 8-K.	June 28, 2013
3.1	Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007
3.1.1	Restated Certificate of Incorporation, as amended, by the Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated May 28, 2010.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.	August 9, 2010
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011
4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007
4.5	Form of Warrant to Purchase Common Stock.	Filed as Exhibit 4.5 to the Current Report on Form 8-K.	October 29, 2008
4.6	Convertible Promissory Note issued by the Registrant to Chesapeake NG Ventures Corporation.	Filed as Exhibit 4.6 to the Current Report on Form 8-K.	July 11, 2011
4.7	Form of Convertible Note.	Filed as Exhibit 4.7 to the Current Report on Form 8-K.	August 30, 2011
4.8	Warrant to Purchase Common Stock issued by the Registrant to GE Energy Financial Services, Inc. dated November 7, 2012	Filed as Exhibit 4.8 to the Current Report on Form 8-K.	November 13, 2012
4.9	Secured Promissory Note dated April 25, 2013, issued by Mavrix, LLC to Massachusetts Mutual Life Insurance Company.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	April 26, 2013
4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013
4.11	Indenture dated September 16, 2013, between the Registrant and U.S. Bank National Association.	Filed as Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013
4.12	Form of 5.25% Convertible Senior Note due 2018.	Included with Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.1	+	2002 Stock Option Plan, Amendment and Form of Stock Option Agreement.	Filed as Exhibit 10.1 to the Registration Statement on Form S-1, as amended.	September 6, 2006
10.4		Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007
10.5	+	Amended and Restated 2002 Stock Option Plan dated August 10, 2007.	Filed as Exhibit 99.1 to the Registration Statement on Form S-8.	August 14, 2007
10.6	+	Stock Option Agreement dated May 18, 2006 between the Registrant and G. Michael Boswell.	Filed as Exhibit 99.3 to the Registration Statement on Form S-8.	August 14, 2007
10.7	+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007
10.12	†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007
10.13		Warrant to Purchase Common Shares dated December 28, 2006 issued by the Registrant to Boone Pickens.	Filed as Exhibit 10.26 to the Registration Statement on Form S-1, as amended.	March 27, 2007
10.16	+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008
10.21	+	Amendment No. 1 to Amended and Restated 2002 Stock Option Plan.	Filed as Exhibit 10.36 to the Annual Filing on Form 10-K for the fiscal year ended 2007.	March 19, 2008
10.22		First Amendment to Base Contract for Sale and Purchase of Natural Gas dated November 1, 2008, between the Registrant and Shell Energy North America (US), L.P.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008
10.23		Guaranty dated November 7, 2008, by the Registrant in favor of Shell Energy North America (US), L.P.	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	November 14, 2008

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.24	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	December 31, 2008
10.25	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Richard R. Wheeler.	Filed as Exhibit 99.2 to the Current Report on Form 8-K.	December 31, 2008
10.26	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 99.3 to the Current Report on Form 8-K.	December 31, 2008
10.27	+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and James N. Harger.	Filed as Exhibit 99.4 to the Current Report on Form 8-K.	December 31, 2008
10.32	†	Base Contract for Sale and Purchase of Natural Gas between Shell Energy North America (US), LP and Dallas Clean Energy, LLC.	Filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	August 10, 2009
10.37	+	Employment Agreement dated February 17, 2010, between the Registrant and Barclay Corbus.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	February 18, 2010
10.39		Form of Future Payment Note, issued by Clean Energy Compression Corp. to I.M.W. Industries Ltd.	Filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.40		Form of Security Agreement between Clean Energy Compression Corp. and I.M.W. Industries Ltd.	Filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.41		Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada.	Filed as Exhibit 10.60 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010
10.42		Form of Commitment to Provide Funds, between Clean Energy Compression Corp., 0884808 B.C. Ltd., and HSBC Bank Canada	Filed as Exhibit 10.61 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.	November 8, 2010

Incorporated herein by reference to the following filings:
Exhibit Number
	Description	Form	Filed on
10.50	Loan Agreement dated January 1, 2011, between Mission Economic Development Corporation and Dallas Clean Energy McCommas Bluff, LLC.	Filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.51
	Depository and Control Agreement dated January 1, 2011, among Dallas Clean Energy McCommas Bluff, LLC, The Bank of New York Mellon Trust Company, N.A. as Depository Bank and The Bank of New York Mellon Trust Company, N.A.	Filed as Exhibit 10.51 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.52	Trust Indenture dated January 1, 2011, between Mission Economic Development Corporation and The Bank of New York Mellon Trust Company, N.A.	Filed as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.53	Bond Purchase Contract dated March 24, 2011, among Mission Economic Development Corporation, First Southwest Company, Westhoff, Cone & Holmstedt and Dallas Clean Energy McCommas Bluff, LLC.	Filed as Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.55	Security Agreement dated March 31, 2011, between Dallas Clean Energy McCommas Bluff, LLC, and The Bank of New York Mellon Trust Company, N.A.	Filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.56	Leasehold Deed of Trust, Security Agreement and Assignment of Rents and Leases dated March 31, 2011 by Dallas Clean Energy McCommas Bluff, LLC to Peter S. Graf.	Filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.	May 9, 2011
10.58	Loan Agreement dated July 11, 2011 between Registrant and Chesapeake NG Ventures Corporation.	Filed as Exhibit 10.58 to the Current Report on Form 8-K.	July 11, 2011
10.59	Registration Rights Agreement dated July 11, 2011 between Registrant and Chesapeake NG Ventures Corporation.	Filed as Exhibit 10.59 to the Current Report on Form 8-K.	July 11, 2011

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.60		Form of Convertible Note Purchase Agreement.	Filed as Exhibit 10.60 to the Current Report on Form 8-K.	August 30, 2011
10.61		Form of Registration Rights Agreement	Filed as Exhibit 10.61 to the Current Report on Form 8-K.	August 30, 2011
10.63	+	Amended and Restated 2006 Equity Incentive Plan	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64	+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.65	+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.66	+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Richard R. Wheeler.	Filed as Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.67	+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.67 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.68	+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and James N. Harger.	Filed as Exhibit 10.68 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012
10.69	+	First Amendment to Employment Agreement dated February 17, 2012, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.69 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.70		Credit Agreement among Clean Energy Tranche A LNG Plant, LLC and Clean Energy Tranche B LNG Plant, LLC, as Borrowers, the Various Financial Institutions from Time to Time Party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, dated as of November 7, 2012.	Filed as Exhibit 10.70 to the Current Report on Form 8-K.	November 13, 2012
10.71	†	Guaranty by Clean Energy Fuels Corp. in favor of General Electric Capital Corporation, dated as of November 7, 2012.	Filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013
10.72
		Equity Contribution Agreement by and among Clean Energy Tranche A LNG Plant, LLC and Clean Energy Tranche B LNG Plant, LLC, as Borrowers, Clean Energy Fuels Corp., as Equity Investor, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, dated as of November 7, 2012.	Filed as Exhibit 10.72 to the Current Report on Form 8-K.	November 13, 2012
10.73		Warrant Agreement between the Registrant and GE Energy Financial Services, Inc., dated as of November 7, 2012.	Filed as Exhibit 10.73 to the Current Report on Form 8-K.	November 13, 2012
10.74		Registration Rights Agreement between the Registrant and GE Energy Financial Services, Inc., dated as of November 7, 2012.	Filed as Exhibit 10.74 to the Current Report on Form 8-K.	November 13, 2012
10.75	+	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.75 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013
10.76	+	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Richard R. Wheeler.	Filed as Exhibit 10.76 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.77	+	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.77 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013
10.78	+	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and James N. Harger.	Filed as Exhibit 10.78 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013
10.79	+	Second Amendment to Employment Agreement dated December 12, 2012, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.79 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013
10.80		Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013
10.81		First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013
10.82		Note Purchase Agreement dated April 25, 2013, between Mavrix, LLC and Massachusetts Mutual Life Insurance Company.	Filed as Exhibit 10.82 to the Current Report on Form 8-K.	April 26, 2013
10.83		Note Purchase Agreement dated June 14, 2013, by and among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8-K.	June 18, 2013
10.84		Loan Agreement dated June 14, 2013, by and between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8-K.	June 18, 2013
10.85		Loan Agreement dated June 14, 2013, by and between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8-K.	June 18, 2013
10.86		Registration Rights Agreement dated June 14, 2013, by and among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8-K.	June 18, 2013

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
10.87		Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8-K.	June 28, 2013
10.88		Registration Rights Agreement dated June 28, 2013, between Clean Energy and Westport Innovations Inc.	Filed as Exhibit 10.88 to the Current Report on Form 8-K.	June 28, 2013
10.89	+	Third Amendment to Amended and Restated Employment Agreement dated May 6, 2013, between the Registrant and James N. Harger.	Filed as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.	August 8, 2013
10.90	+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013
10.91	+	Clean Energy Renewable Fuels, LLC Unit Option Plan, Form of Notice of Option Award and Option Agreement.	Filed as Exhibit 10.91 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.	November 7, 2013
10.92	†*	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010 between Clean Energy and Pilot Travel Centers, LLC
21.1	*	Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1	*
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

Incorporated herein by reference to the following filings:
Exhibit Number
		Description	Form	Filed on
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Richard R. Wheeler, Chief Financial Officer.
99.1		Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008
101		The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;
(ii) Consolidated Statements of Operations;
(iii) Consolidated Statements of Comprehensive Income (Loss);
(iv) Consolidated Statements of Stockholders' Equity;
(v) Consolidated Statements of Cash Flows; and
(vi) Notes to Consolidated Financial Statements.

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

Date: February 27, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR Andrew J. Littlefair	President, Chief Executive Officer (Principal Executive Officer) and a Director	February 27, 2014
/s/ RICHARD R. WHEELER Richard R. Wheeler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014
/s/ WARREN I. MITCHELL Warren I. Mitchell	Chairman of the Board and Director	February 27, 2014
/s/ VINCENT C. TAORMINA Vincent C. Taormina	Director	February 27, 2014
/s/ JOHN S. HERRINGTON John S. Herrington	Director	February 27, 2014
/s/ JAMES C. MILLER III James C. Miller III	Director	February 27, 2014
/s/ BOONE PICKENS Boone Pickens	Director	February 27, 2014

Signature	Title	Date

/s/ JAMES E. O'CONNOR James E. O'Connor	Director	February 27, 2014
/s/ KENNETH M. SOCHA Kenneth M. Socha	Director	February 27, 2014
/s/ STEPHEN A. SCULLY Stephen A. Scully	Director	February 27, 2014