Form 10-Q
period 2014-06-30
Clean Energy Fuels Corp.
filed 2014-08-07
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 89,884,250 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2013 and June 30, 2014

(Unaudited)

(In thousands, except share data)

	December 31, 2013	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$240,033	$124,700
Restricted cash	8,403	12,249
Short-term investments	138,240	152,113
Accounts receivable, net of allowance for doubtful accounts of $832 and $908 as of December 31, 2013 and June 30, 2014, respectively	53,473	70,245
Other receivables	26,285	17,876
Inventory, net	33,822	39,204
Prepaid expenses and other current assets	20,840	20,918
Total current assets	521,096	437,305
Land, property and equipment, net	487,854	532,574
Notes receivable and other long-term assets	73,697	71,260
Goodwill	88,548	88,406
Intangible assets, net	79,770	75,934
Total assets	$1,250,965	$1,205,479
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$23,401	$17,724
Accounts payable	33,541	34,256
Accrued liabilities	46,745	48,348
Deferred revenue	16,419	15,997
Total current liabilities	120,106	116,325
Long-term debt and capital lease obligations, less current portion	532,017	543,416
Long-term debt, related party	65,000	65,000
Other long-term liabilities	15,304	13,093
Total liabilities	732,427	737,834
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 89,364,397 shares and 89,863,439 shares at December 31, 2013 and June 30, 2014, respectively	9	9
Additional paid-in capital	883,045	893,876
Accumulated deficit	(367,782)	(428,681)
Accumulated other comprehensive loss	(700)	(1,188)
Total Clean Energy Fuels Corp. stockholders’ equity	514,572	464,016
Noncontrolling interest in subsidiary	3,966	3,629
Total stockholders’ equity	518,538	467,645
Total liabilities and stockholders’ equity	$1,250,965	$1,205,479

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2013 and 2014

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue:
Product revenues	$78,375	$86,473	$161,858	$172,262
Service revenues	9,741	11,660	19,301	21,146
Total revenues	88,116	98,133	181,159	193,408
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	58,925	69,175	105,739	137,042
Service cost of sales	3,016	4,080	6,943	7,844
Derivative (gains) losses:
Series I warrant valuation	39	2,286	505	(2,169)
Selling, general and administrative	35,187	34,400	68,063	67,890
Depreciation and amortization	10,777	11,608	20,935	23,123
Total operating expenses	107,944	121,549	202,185	233,730
Operating loss	(19,828)	(23,416)	(21,026)	(40,322)
Interest expense, net	(6,282)	(10,130)	(11,353)	(19,640)
Other income (expense), net	(1,103)	1,121	(1,493)	(165)
Loss from equity method investment	—	—	(76)	—
Gain from sale of equity method investment	—	—	4,705	—
Gain from sale of subsidiary	15,498	—	15,498	—
Loss before income taxes	(11,715)	(32,425)	(13,745)	(60,127)
Income tax expense	(293)	(147)	(2,098)	(1,109)
Net loss	(12,008)	(32,572)	(15,843)	(61,236)
Loss of noncontrolling interest	65	266	29	337
Net loss attributable to Clean Energy Fuels Corp.	$(11,943)	$(32,306)	$(15,814)	$(60,899)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.13)	$(0.34)	$(0.17)	$(0.64)
Diluted	$(0.13)	$(0.34)	$(0.17)	$(0.64)
Weighted-average common shares outstanding:
Basic	93,985,438	94,859,587	93,561,302	94,768,462
Diluted	93,985,438	94,859,587	93,561,302	94,768,462

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months and Six Months Ended June 30, 2013 and 2014

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2014	2013	2014	2013	2014
Net loss	$(11,943)	$(32,306)	$(65)	$(266)	$(12,008)	$(32,572)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(708)	(442)	—	—	(708)	(442)
Foreign currency adjustments on intra-entity long-term investments	(3,076)	3,495	—	—	(3,076)	3,495
Unrealized gains (losses) on available-for-sale securities	35	(81)	—	—	35	(81)
Unrecognized gains on derivatives	2	—	—	—	2	—
Total other comprehensive income (loss), net of tax	(3,747)	2,972	—	—	(3,747)	2,972

Comprehensive loss	$(15,690)	$(29,334)	$(65)	$(266)	$(15,755)	$(29,600)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014	2013	2014
Net loss	$(15,814)	$(60,899)	$(29)	$(337)	$(15,843)	$(61,236)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,363)	(246)	—	—	(1,363)	(246)
Foreign currency adjustments on intra-entity long-term investments	(4,894)	157	—	—	(4,894)	157
Unrealized losses on available-for-sale securities	(2)	(399)	—	—	(2)	(399)
Unrecognized gains on derivatives	108	—	—	—	108	—
Total other comprehensive loss, net of tax	(6,151)	(488)	—	—	(6,151)	(488)

Comprehensive loss	$(21,965)	$(61,387)	$(29)	$(337)	$(21,994)	$(61,724)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2014

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(15,843)	$(61,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,935	23,123
Provision for doubtful accounts	77	112
Derivative loss (gain)	505	(2,169)
Stock-based compensation expense	11,663	6,398
Amortization of debt issuance cost	510	1,527
Accretion of notes payable	609	138
Gain on sale of equity method investment	(4,705)	—
Dividend received on equity method investment	1,091	—
Gain on sale of subsidiary	(15,498)	—
(Gain) loss on contingent consideration for acquisition	(671)	101
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	413	(7,209)
Inventory	(2,765)	(5,382)
Prepaid expenses and other assets	188	1,891
Accounts payable	(17,260)	(1,715)
Accrued expenses and other	13,769	1,134
Net cash used in operating activities	(6,982)	(43,287)
Cash flows from investing activities:
Purchases of short-term investments	(36,259)	(70,868)
Maturities of short-term investments	35,856	55,144
Purchases of property and equipment	(40,274)	(61,840)
Loans made to customers	(698)	(2,295)
Payments on and proceeds from sales of loans receivable	2,895	2,240
Restricted cash	(20,293)	(3,846)
Acquisition, net of cash acquired	(9,000)	—
Cash transferred with sale of subsidiary	(1,178)	—
Proceeds from sale of equity method investment	6,119	—
Net cash used in investing activities	(62,832)	(81,465)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	419	684
Proceeds from debt instruments	55,213	12,720
Proceeds from revolving line of credit	14,501	23,621
Repayment of borrowing under revolving line of credit	(15,027)	(17,645)
Repayment of capital lease obligations and debt instruments	(7,245)	(9,338)
Payments for debt issuance costs	—	(914)
Net cash provided by financing activities	47,861	9,128
Effect of exchange rates on cash and cash equivalents	(549)	291
Net decrease in cash	(22,502)	(115,333)
Cash, beginning of period	108,522	240,033
Cash, end of period	$86,020	$124,700
Supplemental disclosure of cash flow information:
Income taxes paid	$2,004	$690
Interest paid, net of approximately $1,233 and $1,992 capitalized, respectively	9,884	18,668

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1—General

Nature of Business:  Clean Energy Fuels Corp. (together with its majority and wholly owned subsidiaries, unless the context indicates or otherwise requires, the “Company”) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada.

The Company has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse, ready mix and public transit. The Company owns, operates, maintains and/or supplies over 500 natural gas fueling stations within the United States and Canada. The Company generates revenue through selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), providing operation and maintenance services (“O&M”) to customers, building and selling natural gas fueling stations to customers, manufacturing and servicing natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering assessment, design and modification solutions designed to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, processing and selling renewable natural gas (“RNG”), financing customers’ vehicle purchases and selling tradable credits the Company generates by selling natural gas and RNG as a vehicle fuel, including credits under the California low carbon fuel standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits”) under the federal Renewable Fuel Standard Phase 2. In addition, through June 28, 2013, the Company provided natural gas vehicle conversions and design and engineering services for natural gas engine systems.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2013 and 2014. All intercompany accounts and transactions have been eliminated in consolidation. The three or six month periods ended June 30, 2013 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any future year.

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

Note 2— Acquisitions and Divestitures

BAF

On June 28, 2013, the Company, entered into and closed a stock purchase agreement (the “BAF Sale Agreement”) with Westport Innovations Inc. (“Westport”) and Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport (together with Westport, the “Westport Parties”).  Under the terms of the BAF Sale Agreement, on June 28, 2013, the Westport Parties purchased all of the outstanding capital stock of BAF, including BAF’s 100% ownership interest of ServoTech Engineering, Inc., for 816,460 shares of Westport’s common stock.  Pursuant to the BAF Sale Agreement, the Company was issued 718,485 shares of Westport’s common stock on June 28, 2013 and 97,975 shares of Westport’s common stock (the “Holdback Shares”) were retained by Westport for one year as security for the Company’s indemnification obligations under the BAF Sale Agreement.  At the end of June 2014, the Company was issued 94,914 of the Holdback Shares, with the remaining 3,061 Holdback Shares remaining unissued as a result of, and in full satisfaction of, an indemnity claim under the BAF Sale Agreement. In July 2013, the Company sold the 718,485 shares it initially received for net proceeds of $23,722.  In July 2014, the Company sold all of the Holdback Shares it received for net proceeds of $1,727.  Further, during August 2013, the Westport Parties repaid $2,478 of certain intercompany indebtedness of BAF to the Company following the conclusion of applicable post-closing adjustment procedures contemplated in the BAF Sale Agreement.

The fair value of the 816,460 shares of Westport’s common stock on June 28, 2013 was $27,221, and the Company recognized an initial gain of $15,498 on June 28, 2013. In December 2013, the Company wrote down the value of the Holdback Shares by $1,383, which resulted in an adjusted gain of $14,115 on the transaction. For the six month period ended June 30, 2014, the Company wrote down the value of the Holdback Shares by $122, which resulted in an adjusted gain of $13,993 on the transaction. The value of the shares received has been excluded from the Company’s condensed consolidated statements of cash flows as it is a non-cash investing activity. The gain was recorded in the line item gain from sale of subsidiary in the Company’s condensed consolidated statements of operations.

In addition, pursuant to the BAF Sale Agreement, the Company, Westport Power Inc. and Westport Fuel Systems Inc. (Westport Power, Inc. and Westport Fuel Systems, Inc. are collectively referred to as the “Westport Affiliates”) entered into a marketing agreement, dated June 28, 2013, whereby the Westport Parties agreed to pay the Company $5,000 in cash, which was received on February 27, 2014. Under the marketing agreement, the Company and the Westport Affiliates agreed to collaborate during a two year period to encourage sales of all BAF products and certain vehicle products offered by the Westport Affiliates, and the Company agreed to provide 750,000 complimentary gasoline gallon equivalents of CNG to be used by the Westport Affiliates as marketing incentives.  Additionally, the marketing agreement provides for the Company’s appointment of a product line manager for BAF, and at least one member of a newly established operating committee formed to create sales and marketing strategies for BAF and assist in BAF’s performance of these strategies.

MGES

On May 6, 2013, the Company entered into and closed a stock purchase agreement with Mansfield Energy Corp. (“Mansfield”) and its wholly owned subsidiary Mansfield Gas Equipment Systems Corporation (“MGES”). MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services. Under the terms of the stock purchase agreement, the Company purchased from Mansfield all of the outstanding capital stock of MGES for $20,000, payable 50% in cash and 50% in shares of the Company’s common stock. Upon closing, the Company delivered $9,000 in cash and 761,545 shares of the Company’s common stock, and retained $1,000 as security for Mansfield’s indemnification obligations under the stock purchase agreement. On the first anniversary of the closing date, the Company delivered the retained amount of $1,000 to Mansfield. In addition, in August 2013, the Company paid Mansfield an additional $563 following the conclusion of applicable post-closing adjustment procedures contemplated by the stock purchase agreement. The fair value of the Company’s common stock delivered to Mansfield is excluded from the Company’s condensed consolidated statements of cash flows as it is a non-cash investing activity.

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

Note 4—Restricted Cash

The Company classifies restricted cash as a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014
Short-term restricted cash
Standby letters of credit	$1,822	$1,822
DCEMB bonds — current operating costs	6,581	7,486
Canton bonds — current operating costs	—	2,941
Total short-term restricted cash	$8,403	$12,249

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

The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2014, the Company believes its carrying values for its available-for-sale investments are properly recorded.

Short-term investments as of December 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$60,047	$(252)	$59,795
Corporate bonds	43,166	(342)	42,824
Certificate of deposits	35,630	(9)	35,621
	$138,843	$(603)	$138,240

Short-term investments as of June 30, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$59,496	$(425)	$59,071
Corporate bonds	58,131	(572)	57,559
Certificate of deposits	35,488	(5)	35,483
	$153,115	$(1,002)	$152,113

Note 6—Other Receivables

Other receivables at December 31, 2013 and June 30, 2014 consisted of the following:

	December 31, 2013	June 30, 2014
Loans to customers to finance vehicle purchases	$5,919	$5,244
Accrued customer billings	6,327	6,040
Fuel tax and carbon credits	6,740	167
Other	7,299	6,425
	$26,285	$17,876

Note 7—Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. Management’s estimate of market value includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014
Raw materials and spare parts	$30,521	$34,105
Work in process	3,011	2,852
Finished goods	290	2,247
	$33,822	$39,204

Note 8—Land, Property and Equipment

Land, property and equipment at December 31, 2013 and June 30, 2014 are summarized as follows:

	December 31, 2013	June 30, 2014
Land	$1,707	$2,289
LNG liquefaction plants	93,685	93,810
RNG plants	47,932	73,909
Station equipment	194,240	220,541
LNG trailers	22,667	22,667
Other equipment	62,127	64,297
Construction in progress	204,548	211,343
	626,906	688,856
Less: accumulated depreciation	(139,052)	(156,282)
	$487,854	$532,574

Included in land, property and equipment are capitalized software costs of $18,214 and $18,930 as of December 31, 2013 and June 30, 2014, respectively. The accumulated amortization on the capitalized software costs is $7,747 and $9,358 as of December 31, 2013 and June 30, 2014, respectively. The Company recorded $690 and $843 of amortization expense related to the capitalized software costs during the three months ended June 30, 2013 and June 30, 2014, respectively. For the six month periods ended June 30, 2013 and 2014, the Company recorded $1,488 and $1,611 of amortization expense related to the capitalized software costs respectively.

As of December 31, 2013 and June 30, 2014, $13,930 and $16,360 are included in accounts payable balances, respectively, which are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

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

Note 10—Accrued Liabilities

Accrued liabilities at December 31, 2013 and June 30, 2014 consisted of the following:

	December 31, 2013	June 30, 2014
Salaries and wages	$6,768	$8,020
Accrued gas and equipment purchases	8,035	14,511
Accrued property and other taxes	5,448	4,432
Accrued employee benefits	2,898	4,112
Accrued warranty liability	2,545	3,315
Accrued interest	4,216	3,890
Other	16,835	10,068
	$46,745	$48,348

Note 11—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following table:

	June 30, 2013	June 30, 2014
Warranty liability at beginning of year	$2,665	$2,545
Acquired liabilities	71	—
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	2,034	2,455
Service obligations honored	(1,833)	(1,685)
Sale of subsidiary	(582)	—
Warranty liability at end of period	$2,355	$3,315

Note 12—Long-term Debt

DCEMB Bonds

In March 2011, the Company’s 70% owned subsidiary, Dallas Clean Energy McCommas Bluff, LLC, a Delaware limited liability company (“DCEMB”), completed a $40,200 tax-exempt bond issuance (the “Revenue Bonds”). The Revenue Bonds will be repaid from the revenue generated by DCEMB from the sale of RNG. The Revenue Bonds are secured by the revenue and assets of DCEMB and are non-recourse to DCEMB’s direct and indirect parent companies, including the Company. The bond repayments are amortized through December 2024 and the average coupon interest rate on the bonds is 6.6%. The bond proceeds were primarily used to finance further improvements and expansion of the landfill gas processing facility owned by DCEMB at the McCommas Bluff landfill outside of Dallas, Texas and to retire certain other indebtedness.

The Revenue Bonds were issued by the Mission Economic Development Corporation (the “Issuer”) and the proceeds of such issuance were loaned by the Issuer to DCEMB pursuant to a loan agreement dated January 1, 2011 (the “DCEMB Loan Agreement”).  The DCEMB Loan Agreement contains customary events of default, with customary cure periods, including without limitation failure to make required payments when due under the DCEMB Loan Agreement, failure to comply with certain covenants under the DCEMB Loan Agreement, certain events of bankruptcy and insolvency of DCEMB, and the existence of an event of default under the indenture governing the Revenue Bonds that was entered between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the DCEMB Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the DCEMB Loan Agreement.  As of June 30, 2014, DCEMB was in compliance with all its debt covenants under the DCEMB Loan Agreement.

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

In connection with the closing of the Company’s acquisition of the natural gas fuel infrastructure construction business of Weaver Electric, Inc. in October 2011, the Company paid $1,000 in cash and agreed to make four additional annual payments in the amount of $250 each with the first payment due October 3, 2012 (the “Weaver Notes”), subject to retention and/or offset by the Company for Weaver Electric’s indemnity obligations. In May 2012, the Company prepaid $125 of the October 2012 payment, and the remaining amount of such payment was paid in October 2012.  The Company has retained the payment otherwise due in October 2013 to offset an indemnity claim against the former owners of Weaver Electric.

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

(vi)                              An operating line of credit with a limit of 5,000 Renminbi (“RMB”) (CAD$866) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

(vii)         A 16,750 Bangladeshi Taka (CAD$226) operating line of credit bearing interest at 14%.

(viii)        A 170,000 Colombian Peso (CAD$102) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 12%.

The IMW Lines of Credit are secured by a general security agreement providing a first priority security interest in all present and after acquired personal property of IMW. The IMW Lines of Credit contain no fixed repayment terms or mandatory principal payments and are due on demand. Based on the relevant accounting guidance, the Company has classified this debt pursuant to the IMW Lines of Credit as short-term because it is due on demand.

The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including: 1) its ratio of debt to tangible net worth must be no greater than 3.0 to 1.0, 2) it must maintain a tangible net worth of at least CAD$9,100 and 3) its ratio of current assets to current liabilities may not be less than 1.25 to 1.0. IMW was in compliance with the financial covenants as of June 30, 2014.

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

At June 30, 2014, none of the proceeds from the 7.5% Notes were included in restricted cash as the Company had used the funds primarily to build LNG fueling stations. As of June 30, 2014, the Company had met its obligations under the Amended Agreements and the Amended Registration Rights Agreement.

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

The SLG Notes bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at each Purchaser’s option into Shares at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for Shares at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into Shares if, following the second anniversary of the issuance of the SLG Notes, the Company’s Shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance and the Company may repay the principal balance of each SLG Note in Shares or cash. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 Shares. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 Shares. Such conversions were not included in the condensed consolidated statements of cash flows as they are a non-cash financing activity.

In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the “SLG Registration Rights Agreements”) pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Shares issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Shares issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Shares issuable upon conversion of the SLG Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the related obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of June 30, 2014, the Company had met its obligations under the SLG Agreements and the SLG Registration Rights Agreement.

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

The GE Credit Agreement further provides that (i) if initial Loans are not made prior to December 31, 2014, the GE Credit Agreement will automatically terminate, (ii) each Project must be completed by the earlier of (a) the date thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2016 (with respect to each Project, the “Date Certain”), (iii) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (iv) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (v) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then-current LIBOR rate plus 7%, provided that for purposes of the GE Credit Agreement, the then-current LIBOR rate will always be at least 1%. The GE Credit Agreement includes various customary covenants, including debt service coverage ratios, a commitment fee on the unutilized loan amounts of 0.5% per annum, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of June 30, 2014, the Company has not drawn any money under the GE Credit Agreement and was in compliance with the financial covenants. The commitment fee, which is charged to interest expense in the condensed consolidated statements of operation, was $253 for each of the three months ended June 30, 2013 and 2014. For the six month periods ended June 30, 2013 and 2014, the Company recorded $497 and $503 of interest expense related to the commitment fee respectively.

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

Pursuant to the NPA, on April 25, 2013 (the “Mavrix Issuance Date”), the Mavrix Note Purchaser (i) purchased a secured multi-draw promissory note (the “Mavrix Note”) from Mavrix in the maximum aggregate principal amount of $30,000 (the “Maximum Principal Amount”), and (ii) funded an initial advance of $5,000. In addition, in September and December 2013, the Mavrix Note Purchaser funded an additional advance of $5,000 each, and therefore an aggregate of $15,249, which includes interest paid in kind, was outstanding under the Mavrix Note at June 30, 2014. Subject to Mavrix and the Project Companies satisfying certain conditions described in the NPA, the Mavrix Note Purchaser will make additional advances under the Mavrix Note, up to the Maximum Principal Amount. Mavrix has used, and will continue to use, the proceeds from the advances under the Mavrix Note to (x) pay any transaction costs and fees related to the NPA and the issuance of the Mavrix Note and (y) make distributions to its direct and indirect parent companies. Mavrix’s direct and indirect parent companies have used such distributions to date to finance construction of additional RNG extraction and processing projects and for working capital purposes.

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

The Mavrix Note is secured by (i) a first priority security interest in all of Mavrix’s assets and (ii) a pledge of Mavrix’s outstanding equity interests. In addition, the NPA includes various customary affirmative and negative covenants and also provides for customary events of default which, if such events occur, would permit or require the Mavrix Note to become, or to be declared, due and payable. The Mavrix Note is non-recourse to the Company.  As of June 30, 2014, the Company had met its obligations under the NPA.

5.25% Notes

In September 2013, the Company completed a private offering of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).

The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,805 were approximately $242,195. The Company has used, and intends to continue to use, the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes.

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

The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of its common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default have occurred as of June 30, 2014.

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

Canton used the Bond proceeds primarily to (i) refinance the cost of constructing and equipping its RNG extraction and production project in Canton, Michigan and (ii) pay a portion of the costs associated with the issuance of the Bonds. The refinancing described in the prior sentence was accomplished through distributions to the Borrower’s direct and indirect parent companies who provided the financing for the RNG production facility, and such companies have used such distributions to finance construction of additional RNG extraction and processing projects and for working capital purposes.

The Loan Agreement contains customary events of default, with customary cure periods, including without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Bonds that was entered between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement.  As of June 30, 2014, Canton had met its obligations under the Loan Agreement.

Long-term debt and capital lease obligations at December 31, 2013 and June 30, 2014 consisted of the following:

	December 31, 2013	June 30, 2014
IMW Purchase Notes	$12,121	$—
Northstar future payments	1,274	1,318
DCEMB Notes	585	585
DCEMB Revenue Bonds (non-recourse to the Company)	36,500	36,500
7.5% Notes	150,000	150,000
SLG Notes	145,000	145,000
5.25% Notes	250,000	250,000
Weaver Notes	714	485
IMW Lines of Credit	6,036	12,084
Mavrix Note (non-recourse to the Company)	15,097	15,249
Canton Bonds ($11,400 non-recourse to the Company)	—	12,400
Capital lease obligations	3,091	2,519
Total debt and capital lease obligations	620,418	626,140
Less amounts due within one year and short-term borrowings	(23,401)	(17,724)
Total long-term debt and capital lease obligations	$597,017	$608,416

Note 13—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding and shares issuable for little or no cash consideration during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants. In the three and six months ended June 30, 2014, 5,000,000 shares of common stock related to the GE Warrant were included in the basic and dilutive earnings per share calculations. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Basic and diluted:
Weighted average number of common shares outstanding	93,985,438	94,859,587	93,561,302	94,768,462

Certain securities were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2013 and 2014, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of June 30, 2013 and 2014 for these instruments are as follows:

	June 30,
	2013	2014
Options	11,679,877	11,858,681
Warrants	2,130,682	2,130,682
Convertible notes	19,160,338	35,185,979
Restricted Stock Units	1,545,000	2,080,336

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Stock-based compensation expense	$5,451	$2,978	$11,663	$6,398
Stock-based compensation expense, net of tax	$5,451	$2,978	$11,663	$6,398

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	11,526,998	$11.79
Options granted	702,000	11.83
Options exercised	(164,769)	3.16
Options forfeited	(205,548)	13.31
Outstanding, June 30, 2014	11,858,681	$11.89	4.80	$—
Exercisable, June 30, 2014	9,866,856	$11.68	4.12	$395

As of June 30, 2014, there was $10,754 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of one year. The total fair value of shares vested during the six months ended June 30, 2014 was $4,798.

The Company is obligated to issue shares of its common stock upon the exercise of stock options. The intrinsic value of all options exercised during the six months ended June 30, 2013 and 2014 was $622 and $1,419, respectively.

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2014:

Six Months Ended June 30, 2014
Dividend yield	0.00%
Expected volatility	52.3% to 54.0%
Risk-free interest rate	1.1% to 1.8%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the six months ended June 30, 2013 and 2014 was $7.20 and $5.99, respectively. The volatility amounts used during these periods were estimated based on the Company’s historical volatility and the Company’s implied volatility of its traded options for such periods. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding options. The risk free rates used during the periods were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $7,253 and $3,819 of stock option expense during the six months ended June 30, 2013 and 2014, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Market-Based Restricted Stock Units

The Company issued 1,545,000 and 489,500 market-based restricted stock units (“Market-Based RSUs”) to certain key employees during 2012 and for the six months ended June 30, 2014, respectively.  A holder of Market-Based RSUs will receive one share of the Company’s common stock for each Market-Based RSU held if (i) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company’s common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the Market-Based RSU grant date (the “Stock Price Condition”) and (ii) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs will be automatically forfeited. The Market-Based RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Market-Based RSU activity during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2013	1,545,000	$11.42
RSUs granted	489,500	8.26
Outstanding and non-vested, June 30, 2014	2,034,500	$10.66	2.08

As of June 30, 2014, there was $3,202 of total unrecognized compensation cost related to non-vested Market-Based RSUs. That cost is expected to be recognized over a weighted average period of 1.6 years.

The Company recorded $4,410 and $1,775 of expense during the six months ended June 30, 2013 and 2014, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.

The fair value of the Market-Based RSUs granted during the six month period ended June 30, 2014 was estimated on the date of grant using the Monte Carlo Method with the following assumptions:

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

The following table summarizes the Company’s Serviced-Based RSU activity during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Nonvested at December 31, 2013	45,836	$13.09
RSUs granted	—	—
Nonvested at June 30, 2014	45,836	$13.09	2.2

As of June 30, 2014, there was $447 of total unrecognized compensation cost related to non-vested Service-Based RSUs. That cost is expected to be recognized evenly over a period of 2.2 years.

The Company recorded $153 of expense during the six months ended June 30, 2014 related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $37 of expense during the six months ended June 30, 2014 related to the ESPP. The Company has not recorded any tax benefits related to its ESPP expense. At June 30, 2014, the Company had sold an aggregate of 14,934 shares pursuant to the ESPP.

Non-qualified Non-public Subsidiary Unit Options

In September 2013, the Company’s wholly owned subsidiary, CERF, adopted the Clean Energy Renewable Fuels, LLC 2013 Unit Option Plan (the “CERF Plan”). 150,000 Class B units representing membership interests in CERF were initially reserved for issuance under the CERF Plan.

The following table summarizes CERF’s unit option activity during the six months ended June 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	115,000	$40.80
Options granted	—	—
Outstanding and non-vested, June 30, 2014	115,000	$40.80	9.22	$0

As of June 30, 2014, there was $2,696 of total unrecognized compensation cost related to non-vested unit options issued pursuant to the CERF Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

CERF recorded $614 of unit option expense during the six months ended June 30, 2014. CERF has not recorded any tax benefit related to its unit option expense.

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

The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any such lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or liquidity. However, the Company believes that the ultimate resolution of such actions will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 16—Income Taxes

The Company’s income tax provision for the three months and six months ended June 30, 2014 was $147 and $1,109, respectively.  The tax expense for the three and six months ended June 30, 2013 was $293 and $2,098, respectively.  Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations.  The decrease in the Company’s income tax provision for the six months ended June 30, 2014 as compared to the tax provision for the six months ended June 30, 2013 was primarily attributed to taxes paid on the sale of Clean Energy del Peru in the first six months of 2013.  The effective tax rate for the three months and six months ended June 30, 2013 and 2014 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.

The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months and six months ended June 30, 2013 or June 30, 2014, and the net interest incurred was immaterial for such periods.

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

During the six months ended June 30, 2014, the Company’s financial instruments consisted of available-for-sale securities, debt instruments, a contingent consideration obligation, and its Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company uses projected financial results for the respective entity, discounted to reflect the time value of money, to value its contingent consideration obligation, which is considered to be a Level 3 fair value measurement. The fair values of the Company’s debt instruments approximated their carrying values at December 31, 2013 and June 30, 2014. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate the market participant’s view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 1.8 years as of June 30, 2014. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement in the table below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014, respectively:

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,621	$—	$35,621	$—
Municipal bonds and notes	59,795	—	59,795	—
Corporate bonds	42,824	—	42,824	—
Liabilities:
Contingent consideration obligation(2)	384	—	—	384
Series I warrants(3)	7,164	—	—	7,164

Description	Balance at June 30, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,483	$—	$35,483	$—
Municipal bonds and notes	59,071	—	59,071	—
Corporate bonds	57,559	—	57,559	—
Liabilities:
Contingent consideration obligation(2)	485	—	—	485
Series I warrants(3)	4,995	—	—	4,995

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

Liabilities: Contingent Consideration	June 30, 2013	June 30, 2014
Beginning Balance	$1,516	$384
Total (gain) loss included in SG&A expense	(671)	101
Payments	—	—
Ending Balance	$845	$485

Liabilities: Series I Warrants	June 30, 2013	June 30, 2014
Beginning Balance	$8,102	$7,164
Total (gain) loss included in earnings	505	(2,169)
Ending Balance	$8,607	$4,995

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

Contingent Consideration

Pursuant to the terms of the Company’s asset purchase agreement with the IMW Seller, the Company may be obligated to pay the IMW Seller additional consideration if IMW achieves certain minimum gross profit targets in fiscal years 2011 through 2014. Therefore, the Company estimated the fair value of the contingent consideration using the gross profit projection of IMW in accordance to the terms of the asset purchase agreement.

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes Model based on the following inputs as of June 30, 2014:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$11.72
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	1.83
Implied volatility of the Company’s common stock	43.99% - 46.12%
Assumed discount rate	Simple average of 0.46%

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

Non-financial assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the six months ended June 30, 2013 and 2014. The Company’s use of these nonfinancial assets does not differ from their highest and best use as determined from the perspective of a market participant.

Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosures.

Note 19—Volumetric Excise Tax Credit (VETC)

From October 1, 2006 through December 31, 2011, the Company was eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company recorded its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during the three and six month periods ended June 30, 2013 were $5,956 and $32,153, respectively. The VETC revenues recognized during the six months ended June 30, 2013 includes $20,800 for the 2012 VETC credits.  The program under which the Company received VETC expired on December 31, 2013, and as such, the Company has not recognized any VETC revenue in 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2013 contained in our 2013 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014, as well as the consolidated financial statements and notes contained therein (collectively, the “2013 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will likely,“ “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations, assumptions and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from our historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2013 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2013 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also sell non-lubricated natural gas compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance services (“O&M”) to customers, offer assessment, design and modification solutions designed to provide operators with code-compliant service and maintenance facilities for their natural gas vehicle fleets, produce and sell renewable natural gas (“RNG”), which can be used as vehicle fuel or sold for renewable power generation, and sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits” or “RINs”) we generate under the federal Renewable Fuel Standard (“RFS”) Phase 2. In addition, we help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives. We previously owned BAF Technologies, Inc. and its wholly owned subsidiary, ServoTech Engineering, Inc. (BAF Technologies, Inc. and ServoTech Engineering Inc. are collectively referred to as “BAF”). BAF converted light and medium duty vehicles to run on natural gas and provided design and engineering services for natural gas engine systems. On June 28, 2013, we sold BAF to Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport Innovations Inc. (collectively, “Westport”).

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance and results.

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

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our RNG production facilities, (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our 2013 10-K, presents our key operating data for the years ended December 31, 2011, 2012, and 2013 and for the three and six months ended June 30, 2013 and 2014:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2011		Year Ended December 31, 2012	Year Ended December 31, 2013		Three Months Ended June 30, 2013		Three Months Ended June 30, 2014	Six Months Ended June 30, 2013		Six Months Ended June 30, 2014
CNG	101.8		130.5	143.9		35.6		43.5	69.6		82.9
RNG	6.7		8.9	10.5		2.2		3.0	4.4		6.2
LNG	47.1		55.5	60		14.8		18.3	28.5		35.0
Total	155.6		194.9	214.4		52.6		64.8	102.5		124.1

Operating data
Gross margin	$76,033	(1)	$80,324	$127,713	(1)	$26,175	(1)	$24,878	$68,477	(1)	$48,522
Net loss attributable to Clean Energy Fuels. Corp	(47,633	)(1)	(101,255)	(66,968	)(1)	(11,943	)(1)	(32,306)	(15,814	)(1)	(60,899)

(1)   Includes $6.0 million, $32.2 million, $45.4 million and $17.9 million of revenue for federal fuel tax credits (“VETC”) for the three months ended June 30, 2013, the six months ended June 30, 2013, the year ended December 31, 2013, and the year ended December 31, 2011, respectively.  See the discussion under “Operations — Federal Tax Credits” below.

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

The number of fueling stations we owned, operated, maintained and/or supplied grew from 224 at January 1, 2011 to 516 at June 30, 2014 (a 130.4% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2011 to 2013 increased by 37.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2011, 2012, 2013 and the first six months of 2014. In addition, in 2012, we sold four large transit stations for $40.3 million, which contributed to our revenue amount during the year. Also, in 2013, revenues included $20.8 million in federal fuel tax credits (“VETC”) related to 2012 due to the reinstatement of such credits in January 2013. This increase was partially offset by a reduction in revenues in 2013 due to our sale of BAF on June 28, 2013. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.

Our fuel cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers in 2011 through 2013 and the first six months of 2014. The increase was partially offset in 2013 by a reduction in cost of sales due to our sale of BAF on June 28, 2013. Our cost of sales can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.

During 2013 and the first six months in 2014, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.65 per barrel, or $19.39 per one million Btus (“MMbtu”), in August 2013 and was $105.37 per barrel, or $18.98 per MMbtu, on June 30, 2014. In California, the average retail price for gasoline was $3.89 per gallon in 2013 and was $4.18 per gallon at June 30, 2014. Average retail prices for diesel fuel in California were $4.13 per diesel gallon in 2013 and was $4.14 per diesel gallon at June 30, 2014. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a relatively consistent discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount. During this time period, the price for natural gas increased slightly. The NYMEX price for natural gas ranged from $3.35 per MMbtu in January 2013 to $4.63 per MMbtu in June 2014. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.75 per gallon during January 2013 to $2.90 per gallon for the month of June 2014. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.70 per gallon during January 2013 to $2.61 per gallon for the month of June 2014.

Anticipated future trends.  We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel, which will continue to make natural gas vehicle fuel an attractive alternative to gasoline and diesel. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our acquisitions in 2010 of the natural gas compressor development and manufacturing business of IMW Industries, Ltd. (“IMW”) and of Wyoming Northstar Incorporated (“Northstar”), a leading provider of LNG station design, construction, operation and maintenance services, we are a fully integrated provider of advanced compression technology, CNG and LNG station design and construction, and CNG and LNG fueling. We anticipate expanding our sales of CNG and LNG in each of the markets in which we operate, including trucking, refuse, airports, ready mix taxis and public transit, and plan to enter additional markets, including marine and rail. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network and LNG production capacity, as well as the logistics of delivering more CNG and LNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business that may require us to raise and expend additional capital. Additionally, we have increased, and will continue to increase, our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

We anticipate that the continued commercial roll-out of natural gas engines that are well-suited for the U.S. heavy-duty truck market, together with the economic and environmental benefits of natural gas fuel, will result in increased adoption of natural gas fueled trucks by the U.S. trucking industry. We estimate that there are approximately three million heavy-duty trucks on the road in the U.S., and that such trucks collectively consume approximately 25 billion gallons of fuel each year. As a result, we believe this market has the potential to become our largest. We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck fueling stations, which we refer to as “America’s Natural Gas Highway” or “ANGH.” Our objective in building America’s Natural Gas Highway is to enable natural gas fueled freight trucking coast to coast and border to border along key transportation corridors. Our ANGH stations have primarily been initially built to provide LNG. However, we believe operators will adopt heavy-duty trucks that run on both LNG and CNG, so to meet the needs of our customers, we have designed our ANGH stations to be capable of dispensing both fuels. We will need to invest additional capital in our ANGH stations to the extent we decide to add CNG fueling capability to our ANGH stations.

Some ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the U.S. Under our agreement with Pilot, we own the ANGH stations we build at Pilot locations and pay rent to Pilot for the use of its property. In addition, we are entitled to recoup all of our capital investments in ANGH stations we build at Pilot locations plus a defined return, after which we share a portion of the station profits with Pilot.

Sources of liquidity and anticipated capital expenditures.  Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Historically, our principal source of liquidity has consisted of cash provided by financing activities.

Our business plan calls for approximately $24.5 million in capital expenditures from July 1, 2014 through the end of 2014, primarily related to construction of CNG and LNG fueling stations. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply, and for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise may depend on various factors, including our rate of new station construction and any potential merger or acquisition activity, and other factors described under “Liquidity” below. We may seek to raise additional capital we need through one or more sources, including, without limitation, selling assets, obtaining new or restructuring existing debt, or obtaining additional equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital, when needed, on terms that are favorable to us or existing stockholders, or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate sustained or increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customers. For the six month period ended June 30, 2014, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate revenues through sales of advanced natural gas fueling compressors and other natural gas fueling station equipment, providing assessment, design and modification services designed to provide vehicle fleet operators with code-compliant service and maintenance facilities, providing financing for our customers’ natural gas vehicle purchases, and selling RIN and LCFS Credits.

CNG Sales

We sell CNG through fueling stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers’ vehicles. Our CNG sales are made primarily through contracts with our fleet customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our fleet customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG sales are on a per fill-up basis at prices we set at our public access stations based on prevailing market conditions.  We recognize revenue from the sale of CNG as the fuel is delivered.

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

We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012, 2013, and the first six months of 2014, we procured 44%, 33% and 42%, respectively, of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We expect to enter additional purchase contracts with third party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and may enter into additional “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 88 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. For LNG customers who own and operate their fueling stations, we sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at our public access stations based on prevailing market conditions. We recognize revenue from the sale of LNG as the fuel is delivered.  LNG generally costs more than CNG as LNG must be liquefied and transported, and the U.S. government imposes higher fuel taxes on LNG.

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

The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during the three and six month periods ended June 30, 2013 were $6.0 million and $32.2 million, respectively, which includes $20.8 million for CNG and LNG we sold in 2012 that we recognized in January 2013.

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

Vehicle Acquisition and Finance

We offer vehicle finance services for some of our customers’ purchases of natural gas vehicles. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease natural gas vehicles to certain of our customers in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers, or pay deposits with respect to such vehicles, prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. To help accelerate the conversion of heavy-duty truck fleets to natural gas, in 2013, we entered a strategic alliance with GE’s Transportation Finance business. Fleet operators are eligible for loans and leases, including fair market value leases, from GE to acquire trucks from OEMs. In exchange for committing to purchase specified amounts of natural gas fuel from our stations, we then help offset the monthly cost of the vehicles to make it consistent with the cost of a diesel truck. Our goal is to work with fleet operators to achieve a one to two-year payback on the incremental cost of natural gas heavy-duty trucks, and we consider our alliance with GE to be an important tool in achieving this goal. Through June 30, 2014, we have not generated significant income from vehicle financing activities.

RNG

We own a 70% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell specified levels of RNG produced at the facility to Shell Energy North America (US) L.P. under a gas sale agreement and, depending upon RNG production volumes, we have the ability to sell RNG produced by that facility as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We completed our third RNG facility at a Republic Services landfill in North Shelby, Tennessee, during the last week of March 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem.

Vehicle Conversions

Prior to June 28, 2013, we owned BAF, a provider of natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF’s vehicle conversions included taxis, vans, pick-up trucks and shuttle buses. BAF owned ServoTech Engineering, Inc. (“ServoTech”), which provided, among other services, design and engineering services for natural gas engine systems. We generated revenues through the sale of natural gas vehicles that had been converted to run on natural gas by BAF, and design and engineering services for natural gas engine systems by ServoTech. For the three months and six months ended June 30, 2013, BAF and ServoTech combined contributed approximately $2.8 million and $7.0 million, respectively, to our revenue. On June 28, 2013, we sold our ownership interest in BAF and ServoTech for approximately $27.2 million.

Natural Gas Fueling Compressors

Our subsidiary, IMW, manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the three months ended June 30, 2013 and 2014, IMW contributed approximately $19.2 million and $21.7 million, respectively, to our revenue.  For the six months ended June 30, 2013 and 2014, IMW contributed approximately $36.8 million and $44.0 million, respectively, to our revenue.

Sales of RIN and LCFS Credits

We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RIN and LCFS Credits to comply with federal and state requirements. During the three and six month periods ended June 30, 2013, we realized $1.0 million and $1.7 million, respectively, in revenue through the sale of LCFS Credits.  During the three month and six month periods ended June 30, 2014, we realized $1.2 million and $1.9 million, respectively, in revenue through the sale of LCFS Credits.  During the three and six month periods ended June 30, 2013, we realized $1.0 million and $1.2 million, respectively, in revenue through the sale of RIN Credits. During the three and six month periods ended June 30, 2014, we realized $0.4 million and $0.8 million, respectively, in revenue through the sale of RIN Credits. We anticipate that we will generate and sell increasing numbers of RIN and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RIN Credits and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RIN Credits and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.

Volatility of Earnings and Cash Flows

During 2013 our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for that period. We did not have any futures contracts in place during the first six months of 2014.  In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If any of our futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At June 30, 2014, we had no margin deposits or futures contracts in place.

Volatility of Earnings Related to Series I Warrants

Under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a loss of $0.5 million and a gain of $2.2 million, respectively, related to recording the estimated fair value changes of our Series I warrants in the six months ended June 30, 2013 and 2014. See note 17 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of June 30, 2014, 2,130,682 of the Series I warrants remained outstanding.

Debt Compliance

In connection with our acquisition of IMW, we entered into a credit agreement with HSBC Bank Canada that requires IMW to comply with certain financial covenants (see note 12 to our condensed consolidated financial statements). If we were to violate a covenant, we would seek a waiver from the bank, which the bank is not obligated to grant. If the bank does not grant a waiver, all of the obligations under the credit agreement would be due and payable. IMW was in compliance with these covenants as of June 30, 2014.

The loan agreement entered into by Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), our 70% owned subsidiary, as part of issuing its Revenue Bonds, as defined and disclosed in note 12 to our condensed consolidated financial statements, has certain non-financial debt covenants with which DCEMB must comply. As of June 30, 2014, we were in compliance with these debt covenants.

The loan agreements relating to the 7.5% Notes, as discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of June 30, 2014, we were in compliance with these debt covenants.

The convertible note purchase agreements relating to the SLG Notes, as discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of June 30, 2014, we were in compliance with these covenants.

The GE Credit Agreement, as discussed in note 12 to our condensed consolidated financial statements, contains certain covenants with which we must comply. As of June 30, 2014, we were in compliance with these covenants.

The Mavrix Note, as discussed in note 12 to our condensed consolidated financial statements, contains certain debt covenants with which we must comply. As of June 30, 2014, we were in compliance with these covenants.

The indenture relating to the 5.25% Notes, as discussed in note 12 to our condensed consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of June 30, 2014, we were in compliance with these debt covenants.

The Canton Bonds, as discussed in note 12 to our condensed consolidated financial statements, contain certain debt covenants with which we must comply. As of June 30, 2014, we were in compliance with these covenants.

Risk Management Activities

Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2013 10-K. For the quarter ended June 30, 2014, there were no material changes to our risk management activities.

Critical Accounting Policies

For the six months ended June 30, 2014, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2013 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 18 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Statement of Operations Data:
Revenue:
Product revenues	88.9%	88.1%	89.3%	89.1%
Service revenues	11.1	11.9	10.7	10.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	66.9	70.5	58.4	70.9
Service cost of sales	3.4	4.2	3.8	4.1
Derivative (gains) losses on Series I warrant valuation	—	2.3	0.3	(1.1)
Selling, general and administrative	39.9	35.1	37.6	35.1
Depreciation and amortization	12.2	11.8	11.6	12.0
Total operating expenses	122.4	123.9	111.7	121.0
Operating loss	(22.4)	(23.9)	(11.7)	(21.0)
Interest expense, net	(7.1)	(10.3)	(6.3)	(10.2)
Other income (expense), net	(1.3)	1.1	(0.8)	(0.1)
Loss from equity method investment	—	—	(0.0)	—
Gain from sale of equity method investment	—	—	2.6	—
Gain from sale of subsidiary	17.6	—	8.6	—
Loss before income taxes	(13.2)	(33.1)	(7.6)	(31.3)
Income tax expense	(0.3)	(0.1)	(1.2)	(0.6)
Net loss	(13.5)	(33.2)	(8.8)	(31.9)
Loss of noncontrolling interest	0.1	0.3	—	0.2
Net loss attributable to Clean Energy Fuels Corp.	(13.4)	(32.9)	(8.8)	(31.7)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014

Revenue.  Revenue increased by $10.0 million to $98.1 million in the three months ended June 30, 2014, from $88.1 million in the three months ended June 30, 2013. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 52.6 million gasoline gallon equivalents to 64.8 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 7.9 million gallons. Our net increase in CNG volume was primarily from 21 new refuse customers, eight new transit customers and five new trucking customers, which together accounted for 5.4 million gallons of the CNG volume increase between periods. We also experienced an increase of 3.5 million gallons in CNG volume between periods from our existing refuse, airport, trucking and transit customers. These CNG gallon increases were offset by a decline of 1.0 million gallons related to the loss of three CNG O&M stations for one transit customer. Further, we experienced an increase of 3.5 million gallons in LNG volume between periods, which was primarily due to the addition of 2.4 million gallons from seven new trucking customers, one new industrial customer, and one new airport customer. We also experienced an increase of 1.1 million gallons in LNG volume between periods from our existing industrial, transit and trucking customers. We experienced a 0.8 million gallon increase between periods from increased RNG sales, primarily due to increased RNG production at our DCEMB and Canton facilities. Our effective price per gallon charged was $0.93 in the three months ended June 30, 2014, which represents a $0.04 per gallon increase from $0.89 per gallon in the three months ended June 30, 2013. We experienced a $2.6 million increase in station construction revenues between periods, primarily due to the completion of two new CNG stations for new transit customers. Revenue attributable to IMW increased between periods by $2.6 million. These increases were offset by a $6.0 million decrease in VETC revenue between periods as the fuel tax credit expired December 31, 2013, and we recorded $6.0 million of VETC revenue in the second quarter of 2013. Revenue also decreased by $2.8 million between periods due to decreased sales of natural gas vehicle equipment and emission control services by BAF (we sold BAF in June 2013).

Cost of sales.  Cost of sales increased by $11.4 million to $73.3 million in the three months ended June 30, 2014, from $61.9 million in the three months ended June 30, 2013. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our effective cost per gallon increased by $0.05 per gallon, from $0.59 per gallon to $0.64 per gallon, in the three months ended June 30, 2014. We experienced a $2.6 million increase in station construction costs between periods due to increased activity. Cost of sales that IMW incurred increased between periods by $1.6 million due to increased sales between periods. These increases were offset by a $3.2 million decrease in costs related to BAF’s vehicle equipment sales and emission control services between periods as we sold BAF in June 2013.

Derivative (gain) loss on Series I warrant valuation.  Derivative loss increased by $2.3 million to $2.3 million in the three months ended June 30, 2014, from a $0.0 million in the three months ended June 30, 2013. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 17 to our condensed consolidated financial statements contained elsewhere in this report).

Selling, general and administrative.  Selling, general and administrative expenses decreased by $0.8 million to $34.4 million in the three months ended June 30, 2014, from $35.2 million in the three months ended June 30, 2013. This decrease was driven by a $2.5 million decrease in our stock based compensation expense and a $0.7 million decrease in our travel and entertainment expenses between periods. These decreases were offset by a $2.6 million increase in salaries and employee benefits between periods, primarily due to higher average salaries and benefits per employee during the second quarter of 2014 compared to 2013.

Depreciation and amortization.  Depreciation and amortization increased by $0.8 million to $11.6 million in the three months ended June 30, 2014, from $10.8 million in the three months ended June 30, 2013. This increase was primarily due to additional depreciation expense in the three months ended June 30, 2014 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including America’s Natural Gas Highway.

Interest expense, net.  Interest expense, net, increased by $3.8 million to $10.1 million for the three months ended June 30, 2014, from $6.3 million for the three months ended June 30, 2013. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in July 2013, the additional $10.0 million advanced under the Mavrix Note in September and December 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 12 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, increased by $2.2 million to $1.1 million of income for the three months ended June 30, 2014, compared to $1.1 million of expense for the three months ended June 30, 2013. This increase was primarily due to a $0.3 million write up of the value of the remaining shares we were issued at the end of June 2014 from Westport in connection with the sale of BAF and $1.9 million of foreign currency exchange rate changes between periods related to IMW.

Gain from sale of subsidiary.  During the three months ended June 30, 2013, we recorded a $15.5 million gain from the sale of BAF.

Loss (income) of noncontrolling interest.  During the three months ended June 30, 2014 and 2013, we recorded a loss of $0.3 million and $0.1 million, respectively, for the noncontrolling interest in the net loss of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014

Revenue.  Revenue increased by $12.2 million to $193.4 million in the six months ended June 30, 2014, from $181.2 million in the six months ended June 30, 2013. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 102.5 million gasoline gallon equivalents to 124.1 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 13.3 million gallons. Our net increase in CNG volume was primarily from 26 new refuse customers, 10 new transit customers, five new trucking customers, and two new airport customers, which together accounted for 9.8 million gallons of the CNG volume increase between periods. We also experienced an increase of 7.7 million gallons in CNG volume between periods from our existing refuse, airport, transit and trucking customers. These CNG gallon increases were offset by a decline of 2.2 million gallons associated with the sale of our 49% interest in our Peruvian joint venture in March 2013 and 2.0 million gallons related to the loss of three CNG O&M stations for one transit customer. Further, we experienced an increase of 6.5 million gallons in LNG volume between periods, which was primarily due to a combination of 3.6 million gallons from seven new trucking customers, three new industrial customers, and one new transit customer.  We also experienced an increase of 2.9 million gallons from existing industrial, trucking and transit LNG customers. We experienced a 1.8 million gallon increase between periods from increased RNG sales, primarily due to increased RNG production at our DCEMB and Canton facilities. Our effective price per gallon charged was $0.94 in the six months ended June 30, 2014, which represents a $0.08 per gallon increase from $0.86 per gallon in the six months ended June 30, 2013. We experienced a $16.0 million increase in station construction revenues between periods, primarily due to the completion of three new CNG stations for new transit customers, three new CNG stations for new refuse customers, one new CNG station for a new airport customer, one new CNG station for a new industrial customer, and 10 upgrades for CNG stations for existing refuse customers. Revenue attributable to IMW increased between periods by $7.2 million. These increases were offset by a $32.2 million decrease in VETC revenue between periods as the fuel tax credit expired December 31, 2013, and we recorded $32.2 million of VETC revenue in the six months ended June 30, 2013, including $20.8 million related to recording all the 2012 VETC revenue in the first quarter of 2013. Revenue also decreased by $7.0 million between periods due to decreased sales of natural gas vehicle equipment and emission control services by BAF (we sold BAF in June 2013).

Cost of sales.  Cost of sales increased by $32.2 million to $144.9 million in the six months ended June 30, 2014, from $112.7 million in the six months ended June 30, 2013. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our effective cost per gallon increased by $0.08 per gallon between periods, from $0.58 per gallon to $0.66 per gallon, in the six months ended June 30, 2014. We experienced a $13.3 million increase in station construction costs between periods due to increased activity. Cost of sales that IMW incurred increased between periods by $3.6 million due to increased sales between periods. These increases were offset by a $6.8 million decrease in costs related to BAF’s vehicle equipment sales and emission control services between periods as we sold BAF in June 2013.

Derivative (gain) loss on Series I warrant valuation.  Derivative (gain) losses increased by $2.7 million to a gain of $2.2 million in the six months ended June 30, 2014, from a $0.5 million loss in the six months ended June 30, 2013. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. (See note 17 to our condensed consolidated financial statements contained elsewhere herein).

Selling, general and administrative.  Selling, general and administrative expenses decreased by $0.2 million to $67.9 million in the six months ended June 30, 2014, from $68.1 million in the six months ended June 30, 2013. This decrease was driven by a $5.3 million decrease in our stock based compensation expense, a $1.2 million reduction in our sales and marketing expenses, and a $0.6 million decrease in our travel and entertainment expenses between periods. We also experienced a $0.5 million decrease between periods related to the move of our corporate office to Newport Beach, California during the second quarter of 2013. These decreases were offset by a $4.5 million increase in salaries and employee benefits between periods, primarily due to higher average salaries and benefits per employee during the first six months of 2014 compared to 2013, and we also experienced a $1.9 million increase in business insurance, research and development, and bad debt expenses between periods. Further contributing to the increase between periods was the effect of recording $0.8 million of lower gains on the IMW contingent consideration in the six months ended June 30, 2014.

Depreciation and amortization.  Depreciation and amortization increased by $2.2 million to $23.1 million in the six months ended June 30, 2014, from $20.9 million in the six months ended June 30, 2013. This increase was primarily due to additional depreciation expense in the six months ended June 30, 2014 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including America’s Natural Gas Highway.

Interest expense, net.  Interest expense, net, increased by $8.2 million to $19.6 million for the six months ended June 30, 2014, from $11.4 million for the six months ended June 30, 2013. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in June 2013, the aggregate $15.0 million advanced under the Mavrix Note in April, September and December 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 12 to our condensed consolidated financial statements for a description of our outstanding debt).

Other expense, net.  Other expense, net, decreased by $1.3 million to $0.2 million for the six months ended June 30, 2014, compared to $1.5 million for the six months ended June 30, 2013. This decrease was primarily due to $1.3 million of foreign currency exchange rate changes between periods related to IMW.

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

Gain from sale of subsidiary.  During the six months ended June 30, 2013, we recorded a $15.5 million gain from the sale of BAF.

Loss of noncontrolling interest.  During the six months ended June 30, 2014 and 2013, we recorded $0.3 million and $0.0 million, respectively, for the noncontrolling interest in the net loss of DCEMB. The noncontrolling interest represents the 30% interest of our joint venture partner.

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

Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures and could affect our ability to maintain our stations adequately, build new stations, build new LNG plants or expand our existing facilities, or materially increase our operating costs.

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

Liquidity

Cash used in operating activities was $43.3 million for the six months ended June 30, 2014, compared to $7.0 million for the six months ended June 30, 2013. Operating cash flows decreased between periods primarily due to the reduced collection of VETC revenues during the first six months of 2014 as compared to 2013 as the credit expired on December 31, 2013. We recognized $32.2 million of VETC revenue in the six months ended June 30, 2013, and we did not recognize any VETC revenue in the six months ended June 30, 2014. Interest expense also increased in the first six months of 2014 as we had higher debt balances outstanding during the period. We also experienced other working capital changes between periods due to timing differences related to various cash flows.

Cash used in investing activities was $81.5 million for the six months ended June 30, 2014, compared to $62.8 million for the six months ended June 30, 2013. We purchased property and equipment for $61.8 million in the six months ended June 30, 2014, which is an increase of $21.5 million from $40.3 million paid to purchase property and equipment in the six months ended June 30, 2013. This increase is primarily related to capital expenditures for CNG and LNG station equipment, which includes $18.4 million for the purchase of 67 CNG-In-A-Box units, which consist of relatively small, turnkey, self-contained CNG stations, from Peake Fuel Solutions, LLC.  Additionally, we had purchases of $15.7 million, net of maturities of short term investments, during the six months ended June 30, 2014, which is an increase of $15.3 million from our $0.4 million of purchases, net of maturities of short term investments, in the six months ended June 30, 2013. These increases were offset by the lower increase in restricted cash during the six months ended June 30, 2014 of $3.8 million, as compared to the increase in restricted cash during the six months ended June 30, 2013 of $20.3 million. During the six months ended June 30, 2013, we received $6.1 million related to the sale of our Peruvian joint venture, paid $9.0 million related to the purchase of MGES, and transferred BAF’s cash balance of $1.2 million to the buyer in connection with the sale of that entity. The loans we made to our customers to assist them in purchasing natural gas vehicles increased to $2.3 million in the six months ended June 30, 2014, from $0.7 million in the six months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, we also collected on and sold $2.2 million and $2.9 million, respectively, of loans previously made to our customers.

Cash provided by financing activities for the six months ended June 30, 2014 was $9.1 million, compared to $47.9 million for the six months ended June 30, 2013. The decrease is primarily attributed to reduced borrowings of $33.4 million between periods and an increase in repayments of $4.7 million between periods.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash provided by financing activities. At June 30, 2014, we had total cash and cash equivalents and short term investments of $276.8 million, compared to $378.3 million at December 31, 2013.

On November 7, 2012, we, through two wholly owned subsidiaries (the “Borrowers”), entered into a credit agreement with GE. Pursuant to that agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG production facilities, each with an expected production capacity of approximately 250,000 LNG gallons per day. At June 30, 2014, the Borrowers had not drawn any amounts under the agreement.

Capital Expenditures

Our business plan calls for approximately $24.5 million in capital expenditures from July 1, 2014 through end of 2014, primarily related to construction of CNG and LNG fueling stations. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply, and for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise may depend on various factors, including our rate of new station construction and any potential merger or acquisition activity, and other factors described under “Liquidity” above.  We may seek to raise additional capital we need through one or more sources, including, without limitation, selling assets, obtaining new or restructuring existing debt, or obtaining additional equity capital, or any combination of these or other available sources of capital.  We may not be able to raise capital, when needed, on terms that are favorable to us or existing stockholders, or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements

At June 30, 2014, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $33.7 million,

•                  five take-or-pay contracts for the purchase of LNG, and

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

We have five contracts that require us to purchase minimum volumes of LNG at index based prices. One contract expires in June 2015, two contracts expire in December 2015 and two contracts expire in October 2017.

We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of business. The terms of our leases expire at various dates through 2021. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of thirty years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services that the landlord provides.

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

Natural gas costs represented 25% (or 31% excluding BAF, IMW and Northstar) of our cost of sales for 2013 and 28% (or 33%, excluding IMW and Northstar) for the six months ended June 30, 2014.

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

The fair value of the futures contracts we may use is based on quoted prices in active exchange traded or over the counter markets, which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to market conditions. In an effort to mitigate the volatility in our earnings related to futures activities, our board of directors adopted a natural gas hedging policy which restricts our ability to purchase natural gas futures contracts and to offer fixed price sales contracts to our customers. We plan to structure prospective futures contracts so that they will be accounted for as cash flow hedges under the FASB guidance, but we cannot be certain they will qualify. For more information, please refer to our 2013 10-K under “Risk Management Activities”.

In prior years, we have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we held as of the end of our latest fiscal year to hedge the fixed price component of our supply contracts. That sensitivity analysis generally reflected the expected fluctuation in the value of any such contracts if the price of natural gas were to fluctuate (increase or decrease) by a specified percentage from the price quoted on NYMEX as of the end of our latest fiscal year. We did not perform such a sensitivity analysis as of June 30, 2014 because we did not have any futures contract outstanding at June 30, 2014.

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity in our financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.2 million of loss for the six months ended June 30, 2014. During the six months ended June 30, 2014, our primary exposure to foreign currency rates related to our Canadian operations that had certain working capital balances denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of June 30, 2014, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.8 million.

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

PART II.—OTHER INFORMATION

Item 1.—Legal Proceedings

We are party to various legal actions that have arisen in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have arisen, and may continue to arise, during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that we may incur resulting from any such lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our financial position, results of operations or liquidity. However, we believe that the ultimate resolution of such actions will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

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

For the six months ended June 30, 2014, we incurred pre-tax losses of $60.1 million, which included a derivative gain of $2.2 million related to marking to market the value of our Series I warrants. In 2011, 2012 and 2013, we incurred pre-tax losses of $48.2 million, $99.6 million and $63.2 million, respectively. Our losses for 2011, 2012 and 2013 included derivative gains of $2.7 million, $3.4 million and $0.9 million, respectively, relating to marking to market the value of our Series I warrants (see note 17 to our consolidated financial statements in our 2013 10-K). During 2011 and 2013, our losses were substantially decreased by approximately $17.9 million and $45.4 million of revenue, respectively, from federal fuel tax credits. The program under which we received such credits expired on December 31, 2013. We may never achieve or maintain profitability and our failure to do so would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall. In addition, if the price of our common stock increases during future periods when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to repay our debt.

At June 30, 2014, our total consolidated indebtedness was $608.4 million, including an aggregate of $295.0 million principal amount of convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 (the “Series 2011 Notes”) and an aggregate of $250.0 million principal amount of convertible notes we issued in September 2013 (the “Series 2013 Notes”). We expect our interest payment obligations relating to our indebtedness to be approximately $41.0 million for the year ending December 31, 2014. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, should we decide to do so, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, our existing and future indebtedness may contain various restrictive covenants, and any failure by us to comply with any of those covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could elect to declare all the borrowed funds thereunder, together with accrued and unpaid interest, due and payable, thereby causing all of our available cash flow to be used to pay such indebtedness, which could force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts. Further, we may issue shares of our common stock to repay the Series 2011 Notes, and any such issuances would dilute our shareholders and may cause our share price to go down.

Our success is dependent upon fleets’ and other consumers’ willingness to adopt natural gas as a vehicle fuel.

Our success is highly dependent upon the adoption by fleets and consumers of, and we are subject to substantial risk of small or reduced demand for, natural gas as a vehicle fuel.  If the market for natural gas as a vehicle fuel does not develop as we expect or develops more slowly than we expect, or if we are not able to capture a significant share of any market that does develop, our business, prospects, financial condition and operating results will be harmed.  The market for natural gas as a vehicle fuel is relatively new, rapidly evolving market characterized by intense competition, evolving government regulation and industry standards and changing consumer demands and behaviors.

Other factors that may influence the adoption of natural gas as a vehicle fuel include:

•                  The cost of natural gas vehicles relative to other vehicles;

•                  The availability of natural gas and the price of natural gas compared to gasoline, diesel and other vehicle fuels;

•                  Volatility in the cost of oil, gasoline and natural gas;

•                  Natural gas vehicle availability, quality, safety, design and performance;

•                  Perceptions about greenhouse gas emissions from natural gas production and transportation methods, as well as from natural gas vehicles;

•                  The availability and acceptance of other alternative fuel vehicles;

•                  Improvements in the fuel economy of gasoline or diesel engines;

•                  The availability of service for natural gas vehicles;

•                  The environmental consciousness of fleets and consumers;

•                  Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle; and

•                  Concerns with the content of the natural gas supplied by utilities or other third parties to CNG stations we own and/or operate.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and limit our growth.

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because the components needed for a vehicle to use natural gas adds to a vehicle’s base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline or diesel, operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil, gasoline and diesel declines, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Additionally, decreased prices for gasoline and diesel fuel without a corresponding decrease in the price of natural gas, or increased prices for natural gas without a corresponding increase in the price of gasoline and diesel fuel, may cause CNG and LNG to cost as much or more than gasoline and diesel fuel, which could cause potential customers to delay or decide not to convert their fleets to run on natural gas. Recent and significant volatility in oil, gasoline and natural gas prices make it difficult to predict future transportation fuel costs. In addition, any new regulations imposed on extracting, transporting or dispensing natural gas in the United States, particularly on production of natural gas through hydraulic fracturing or horizontal drilling techniques, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas. Any decrease in the cost savings offered by using natural gas vehicles could cause our sales of natural gas fuel to decrease and our business to suffer.

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

If the Cummins Westport ISX 12G natural gas engine (or comparable engines) is not adopted by truck operators to the extent we anticipate, our results of operations and business prospects will be adversely affected.

We believe the development and expansion of the natural gas heavy-duty truck market, and the execution of our America’s Natural Gas Highway initiative, depends upon the successful adoption of the Cummins Westport ISX 12G natural engine (or comparable engines that we believe would be well-suited for the U.S. heavy-duty truck market).  Such natural gas engines may not be adopted and deployed by heavy-duty truck operators in meaningful numbers. Heavy-duty trucks powered by natural gas engines cost more, as compared to comparable diesel trucks, and may experience operational or performance issues. If meaningful numbers of natural gas heavy-duty truck engines are not deployed, or if a meaningful number of the engines that are deployed are not fueled at our stations, our business and financial results would be harmed.

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

•                  Many ANGH stations (approximately 60) have been completed before there are sufficient numbers of customers who will fuel at the stations, and if such customers do not materialize, we will continue to have substantial investments in assets that do not produce revenues and we may lose money on LNG that is supplied to the ANGH stations but is not purchased by customers;

•                  As demand increases, we may not be able to acquire and transport sufficient volumes of LNG; and

•                  Building ANGH imposes significant added responsibilities on our management team and diverts their attention from other areas of our business.

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

Automobile and engine manufacturers produce very few originally manufactured natural gas vehicles and engines for the United States and Canadian markets, which may limit our sales of CNG, LNG and RNG.

Limited availability of natural gas vehicles and engine sizes restricts their wide scale introduction and narrows our potential customer base. Original equipment manufacturers produce a small number of natural gas engines and vehicles in the U.S. and Canadian markets, and they may not decide to expand their natural gas engine and vehicle product lines, and/or they may discontinue or curtail their natural gas engine and vehicle product lines. Due to the limited supply of natural gas vehicles, our ability to promote natural gas vehicles and our natural gas fuel sales will be limited.

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

At June 30, 2014, we had total cash and cash equivalents of $124.7 million and short-term investments of $152.1 million. Our business plan calls for approximately $24.5 million in capital expenditures from July 1, 2014 through the end of 2014, as well as substantial capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness or for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to future payments that we will be required to make in connection with prior acquisitions that at June 30, 2014 totaled $2.4 million.

Equity or debt financing options may not be available when needed or on terms favorable to us, or at all. Additional sales of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible notes, high yield debt, asset based loans, term loans, project finance debt, municipal bond financing or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. If we are unable to obtain debt or equity financing in amounts sufficient to fund our business plan, or any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend or curtail these capital expenditures or postpone or delay potential acquisitions or other strategic transactions, which would harm our business, results of operations, and future prospects.

We have the ability to incur substantially more debt.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The agreements governing much of our existing indebtedness do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may adversely affect our ability to pay the principal of and interest on our debt, or make other required payments, increase the risks relating to our ability to service our indebtedness, and/or adversely affect our creditworthiness generally, which could restrict our flexibility in responding to changing business and economic conditions and negatively impact our business.

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

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas and RNG for vehicles. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we have, invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Further, economic difficulties may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could have a detrimental effect on the United States natural gas vehicle industry, which, in turn, could slow our growth and adversely affect our business.

We face increasing competition from oil and gas companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities, fuel station and truck stop owners, and other organizations that have far greater resources and brand awareness than we have.

A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and station owners, fuel providers and other organizations have entered or are planning to enter the natural gas fuels market. For example, Love’s Travel Stops is adding CNG refueling infrastructure to its travel-center network. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may give existing competitors and new market entrants competitive advantages. In addition, in the heavy-duty truck market, we compete with market participants who advocate the adoption of CNG over LNG, and operators may prefer to purchase CNG from competitors. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. The California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing O&M services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington, Kentucky and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages, including that they typically have a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

We expect competition to intensify in the near term in the market for natural gas vehicle fuel as the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure and reduced operating margins. Our failure to compete successfully in the markets in which we operate, including the heavy-duty truck market, would adversely affect our business and financial results.

We are subject to risks associated with cost overruns, delays, and other contingencies in connection with our station construction and similar activities, any of which could have a material adverse effect on our business and results of operations.

In connection with our station construction and facility modification projects, we act as the general contractor and construction manager and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of such projects. Cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, cause us to not achieve our expected margins or cover our costs, and in the case of projects that we build and own, cause us to not achieve an acceptable rate of return.

Our warranty reserves may not adequately cover our warranty obligations and increased or unexpected product warranty claims could adversely impact our financial condition and results of operations.

We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues. The amounts estimated could differ materially from actual warranty costs that may ultimately be realized. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our financial condition or results of operations.

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

We have operations in a number of countries, including the United States, Canada, China, Colombia, Bangladesh and Peru. Our natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described herein, our global operations may be subject to risks and uncertainties that may limit our ability to operate our business, including:

•                  compliance with the United States Foreign Corrupt Practices Act;

•                  political unrest, terrorism, war, natural disasters and economic and financial instability;

•                  unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems governing economic and business activities, real property ownership and application of contract rights;

•                  trade restrictions and import-export regulations;

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

We have, and will continue to seek, long-term CNG and LNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 21% of our revenues for the six months ended June 30, 2014 and approximately 21%, 33% and 19% of our annual revenues in 2011, 2012 and 2013, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long- term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our CNG or LNG operations could result in a loss of anticipated future revenues attributable to that program, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

Further, government contracts are frequently awarded only after competitive bidding processes, which have been and may continue to be protracted. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.

We may encounter difficulties building the GE Plants and such facilities may never be completed. If we commence construction of either GE Plant we will need to comply with significant obligations to GE.

Our ability to commence development and construction of two LNG production facilities (the “GE Plants”) to be financed under the credit agreement we entered into with GE in November 2012, will depend on a number of conditions, including the availability of sites upon which to construct the GE Plants, our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2014, GE’s obligation to fund the GE Plants will terminate. This may result in us not being able to satisfy our LNG supply needs, and may adversely affect our business, financial condition and operational results.

If we commence construction of either GE Plant, we may not be able to comply with all of our obligations to GE under the applicable credit agreement. For example, we may not complete one or both of the GE Plants within the required time period, or we may not make our required equity contributions to the plants, which consists of all funding required to complete the GE Plants in excess of the $200 million to potentially be loaned to us by GE. The GE Plants may cost more than we expect, and we may not be able to pay any additional costs. If the GE Plants are completed, they may not generate enough cash flow to pay our obligations to GE because they may experience operational difficulties or inefficiencies or we may not be able to sell enough of the LNG the GE Plants produce. If we do not fulfill our obligations, we may lose some or all of our investments in the GE Plants.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG or LNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy-duty trucks, or the perception that electric heavy-duty trucks may soon be widely available and provide satisfactory performance in heavy-duty applications, may reduce demand for heavy-duty natural gas trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow the growth of or conversion to natural gas vehicles, or which otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative fuel vehicles.

Our ability to obtain LNG is constrained by fragmented and limited production and increasing competition for LNG supply.

Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices, when needed, or at all. If LNG liquefaction plants we own, or if any of those from which we purchase LNG, are damaged by severe weather, earthquakes or other natural disasters, or otherwise experience prolonged down time, or if any such plants cannot produce LNG meeting applicable composition specifications and requirements, or if we or others do not build additional LNG liquefaction plants, our LNG supply will be restricted.  If we are unable to supply enough LNG that satisfies applicable specifications (either from our own plants or by purchasing it from third parties) to meet customer demand, we may be liable to our customers for penalties and damages and may lose customers. Competition for LNG supply is escalating. For example, we increasingly compete to purchase LNG with third parties that use LNG to fuel equipment deployed in oil and gas production activities. In addition, the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to increase the market for LNG fuel, including supplying LNG fuel to heavy-duty truck customers, and will adversely affect our investments in America’s Natural Gas Highway. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited and our relationships with existing customers may be disrupted, any of which could adversely affect our results of operations.  Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease on those sales due to our increased transportation costs.

LNG supply purchase commitments may exceed demand causing our costs to increase.

We are a party to five LNG supply agreements that have a take-or-pay commitment, and we may enter into additional take-or-pay commitments. Take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline, if we lose significant LNG customers, if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, or if future demand for LNG does not meet our expectations, these commitments may cause our operating and supply costs to increase and our margins may be negatively impacted.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with federal or state regulation of greenhouse gas emissions from our LNG plants, CNG and LNG stations or RNG production facilities, if any, and these unknown costs are not contemplated by our current customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

Our operations entail inherent safety and environmental risks that may result in substantial liability to us.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Improper refueling of LNG vehicles can result in venting of methane gas, which is a potent greenhouse gas, and LNG related methane emissions may in the future be regulated by the U.S. Environmental Protection Agency (“EPA”) or by state regulatory agencies. Additionally, CNG fuel tanks, if damaged or improperly maintained or installed, may rupture and the contents of the tank may rapidly decompress and result in death or injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We directly lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii) the borrower may default on payments, enter bankruptcy proceedings and/or liquidate, (iii) we may not be able to bill properly or track payments in adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance for or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of June 30, 2014, we had $6.7 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, building codes and construction, land use and taxation, among others. It is difficult and costly to manage the requirements of every individual authority having jurisdiction over our various activities and to comply with these varying standards. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Any changes to existing regulations or adoption or new, more restrictive regulations may result in significant additional expenses to us and our customers. Additionally, failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

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

Our RNG business may not be successful.

We completed RNG production facilities in Canton, Michigan and North Shelby, Tennessee in 2012 and March 2014, respectively, and we own a RNG production facility at the McCommas Bluff landfill outside of Dallas, Texas. We are also seeking to increase our RNG business by pursuing additional projects. We may not be successful in operating these projects, or developing or operating any future projects, and generating a financial return from our investment. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the absence of government programs and regulations that support such activities. The success of our RNG business depends on our ability to obtain necessary financing, to successfully manage the construction and operation of RNG production facilities and to either sell RNG at substantial premiums to current conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RIN and LCFS Credits. If we are unable to accomplish one or more of these items, our business and financial results may be materially and adversely affected.

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

We have experienced difficulty producing the expected volumes of RNG at our operational RNG plants. The contractor we hired to perform expansion work at the McCommas Bluff plant was not able to cause the expanded plant to meet the performance standards specified in our design-build agreement. This performance failure has resulted in lower than expected RNG production at the plant. We are working to improve performance of the plant and are pursuing our remedies under our agreements with the contractor. However, these actions may be costly and time consuming, and may not ultimately be successful. In addition, we have experienced problems with key equipment at our Canton, Michigan production facility, and such problems have resulted in lower than expected RNG production at that plant. We may incur significant additional costs to fix the affected equipment at the Canton plant.

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

Three of our subsidiaries, Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”) (in which we indirectly own a 70% interest), Canton Renewables, LLC (“Canton”) and Mavrix, LLC (“Mavrix”) have issued secured debt instruments to third parties. DCEMB and Canton directly own our RNG production facilities located in Dallas, Texas and Canton, Michigan, respectively, and Mavrix indirectly owns such facilities because it holds our interests in DCEMB and Canton. If DCEMB, Canton and Mavrix do not comply with their obligations and covenants under these debt instruments (including their obligations to pay principal and interest), we may lose our interests in the RNG production projects they own, and our business and results of operations may be adversely affected.

Our strategic relationship with Mansfield could produce less beneficial results than we expect.

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

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may continue to do so in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses were approximately $9.8 million, $5.6 million, $11.4 million, $20.9 million, $31.9 million, $11.3 million, $16.3 million, $41.7 million, $3.9 million, $11.9 million, $18.8 million, $32.3 million, $28.6 million and $32.3 million for the three months ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014, respectively. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. If our stock price increases or decreases in future periods during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the Series I warrants that could materially impact our results of operations. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, our ability to increase sales to existing customers and attract new customers, the addition or loss of large customers, receipt of fuel tax credits and other government incentives, construction delays and/or cost overruns, down time at our facilities, the amount and timing of operating costs, unanticipated expenses, capital expenditures related to the maintenance and expansion of our business, operations and infrastructure, our debt service obligations, changes in the price of natural gas, changes in the prices of CNG and LNG relative to gasoline and diesel, changes in our pricing policies or those of our competitors, difficulties producing LNG and/or RNG from our facilities, challenges acquiring LNG and/or RNG from third parties, the costs related to the acquisition of assets or businesses, regulatory changes, increasing competition, geopolitical events such as war, threat of war or terrorist actions, lawsuits, and the occurrence of any of the additional risks discussed in this report. As a result of the significant variances in our operating results in prior periods, period-to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of one quarter as an indication of future performance.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of June 30, 2014, there were 89,863,439  shares of our common stock outstanding, 11,858,681 shares underlying outstanding options, 2,080,336 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants (all of which were sold in our registered direct offering that closed in November 2008), 5,000,000 shares underlying a warrant we issued in November 2012 to GE, and an aggregate of 19,160,338 shares underlying our Series 2011 Notes and an aggregate of 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

As of June 30, 2014, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans.  If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans.  Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.  In addition, a number of our directors and executive officers have entered into Rule 10b5-1 Sales Plans with a broker to sell shares of our common stock that they hold or that may be acquired upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of June 30, 2014, 368,897 shares in the aggregate were subject to future sales by our executive officers and directors under these selling plans. Sales of shares under these plans could also cause the trading price of our common stock to fall.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of June 30, 2014, T. Boone Pickens beneficially owned in the aggregate approximately 24.2 % of our common stock (including 18,139,720 shares of common stock, 685,000 shares underlying stock options exercisable within 60 days of June 30, 2014, and 4,113,923 shares underlying convertible promissory notes he holds). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Our stock price may be volatile.

The market price of our common stock has experienced, and may continue to experience, volatility and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. In addition to the other factors discussed in this Item 1A, factors that may cause volatility in our stock price include:

•                  Our actual or perceived ability to capture a substantial share of the anticipated growth in the market for natural gas as a vehicle fuel, including among U.S. heavy-duty truck operators;

•                  Perceptions about CNG fuel being favored by fleets over LNG fuel;

•                  Successful implementation of our business plans;

•                  Adoption by the U.S. heavy-duty truck market of engines that operate on natural gas, particularly natural gas engines that are well-suited for the heavy-duty truck market, including the Cummins Westport ISX 12G engine, and the mix of such engines between CNG and LNG;

•                  Production and supply of LNG and RNG;

•                  Changes in the worldwide prices for natural gas and for traditional vehicle fuels, such as gasoline and diesel;

•                  Actual or perceived fluctuations in our operating results;

•                  Sales of our common stock by us or our stockholders;

•                  A decline in demand for our common stock;

•                  Oil and gas companies, natural gas utilities and others entering the natural gas fuel market;

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)                                Exhibits

3.1.2*

Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated May 8, 2014.

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

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2014;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2014;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2013 and 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2014; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 7, 2014	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)