Form 10-Q
period 2014-09-30
Clean Energy Fuels Corp.
filed 2014-10-23
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 16, 2014, there were 90,055,809 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2013 and September 30, 2014

(Unaudited)

(In thousands, except share data)

	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$240,033	$114,689
Restricted cash	8,403	17,045
Short-term investments	138,240	133,374
Accounts receivable, net of allowance for doubtful accounts of $832 and $1,019 as of December 31, 2013 and September 30, 2014, respectively	53,473	77,075
Other receivables	26,285	21,506
Inventory, net	33,822	35,509
Prepaid expenses and other current assets	20,840	25,186
Total current assets	521,096	424,384
Land, property and equipment, net	487,854	528,341
Notes receivable and other long-term assets	73,697	73,140
Goodwill	88,548	86,317
Intangible assets, net	79,770	71,451
Total assets	$1,250,965	$1,183,633
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$23,401	$15,865
Accounts payable	33,541	39,093
Accrued liabilities	46,745	48,283
Deferred revenue	16,419	23,224
Total current liabilities	120,106	126,465
Long-term debt and capital lease obligations, less current portion	532,017	538,781
Long-term debt, related party	65,000	65,000
Other long-term liabilities	15,304	9,720
Total liabilities	732,427	739,966
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 89,364,397 shares and 90,055,809 shares at December 31, 2013 and September 30, 2014, respectively	9	9
Additional paid-in capital	883,045	894,902
Accumulated deficit	(367,782)	(458,774)
Accumulated other comprehensive loss	(700)	(590)
Total Clean Energy Fuels Corp. stockholders’ equity	514,572	435,547
Noncontrolling interest in subsidiary	3,966	8,120
Total stockholders’ equity	518,538	443,667
Total liabilities and stockholders’ equity	$1,250,965	$1,183,633

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2013 and 2014

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue:
Product revenues	$75,389	$90,448	$237,247	$262,710
Service revenues	10,932	12,972	30,233	34,118
Total revenues	86,321	103,420	267,480	296,828
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	51,941	79,021	157,680	216,063
Service cost of sales	2,866	4,953	9,809	12,797
Derivative gains:
Series I warrant valuation	(1,366)	(3,255)	(861)	(5,424)
Selling, general and administrative	33,511	28,240	101,574	96,130
Depreciation and amortization	10,924	12,325	31,859	35,448
Total operating expenses	97,876	121,284	300,061	355,014
Operating loss	(11,555)	(17,864)	(32,581)	(58,186)
Interest expense, net	(7,418)	(10,676)	(18,771)	(30,316)
Other income (expense), net	736	(880)	(757)	(1,045)
Loss from equity method investment	—	—	(76)	—
Gain from sale of equity method investment	—	—	4,705	—
Gain from sale of subsidiary	—	—	15,498	—
Loss before income taxes	(18,237)	(29,420)	(31,982)	(89,547)
Income tax expense	(558)	(811)	(2,656)	(1,920)
Net loss	(18,795)	(30,231)	(34,638)	(91,467)
Loss (income) of noncontrolling interest	(41)	138	(12)	475
Net loss attributable to Clean Energy Fuels Corp.	$(18,836)	$(30,093)	$(34,650)	$(90,992)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.20)	$(0.32)	$(0.37)	$(0.96)
Diluted	$(0.20)	$(0.32)	$(0.37)	$(0.96)
Weighted-average common shares outstanding:
Basic	94,338,525	94,058,496	93,823,223	94,529,206
Diluted	94,338,525	94,058,496	93,823,223	94,529,206

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Nine Months Ended September 30, 2013 and 2014

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014	2013	2014
Net income (loss)	$(18,836)	$(30,093)	$41	$(138)	$(18,795)	$(30,231)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	428	5,113	—	—	428	5,113
Foreign currency adjustments on intra-entity long-term investments	1,853	(4,822)	—	—	1,853	(4,822)
Unrealized gains (losses) on available-for-sale securities	(123)	307	—	—	(123)	307
Total other comprehensive income, net of tax	2,158	598	—	—	2,158	598

Comprehensive income (loss)	$(16,678)	$(29,495)	$41	$(138)	$(16,637)	$(29,633)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014	2013	2014
Net income (loss)	$(34,650)	$(90,992)	$12	$(475)	$(34,638)	$(91,467)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(935)	4,867	—	—	(935)	4,867
Foreign currency adjustments on intra-entity long-term investments	(3,041)	(4,665)	—	—	(3,041)	(4,665)
Unrealized losses on available-for-sale securities	(125)	(92)	—	—	(125)	(92)
Unrecognized gains on derivatives	108	—	—	—	108	—
Total other comprehensive income (loss), net of tax	(3,993)	110	—	—	(3,993)	110

Comprehensive income (loss)	$(38,643)	$(90,882)	$12	$(475)	$(38,631)	$(91,357)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2014

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(34,638)	$(91,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,859	35,448
Provision for doubtful accounts	654	231
Derivative gain	(861)	(5,424)
Stock-based compensation expense	17,347	9,207
Amortization of debt issuance cost	910	2,302
Accretion of notes payable	895	386
Gain on sale of equity method investment	(4,705)	—
Dividend received on equity method investment	1,091	—
Gain on sale of subsidiary	(15,498)	—
Gain on contingent consideration for acquisition	(1,124)	(208)
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	(1,565)	(17,603)
Inventory	(6,535)	(1,687)
Prepaid expenses and other assets	(180)	(5,237)
Accounts payable	(7,910)	9,190
Accrued expenses and other	17,835	8,458
Net cash used in operating activities	(2,425)	(56,404)
Cash flows from investing activities:
Purchases of short-term investments	(68,051)	(92,506)
Maturities of short-term investments	74,918	96,520
Purchases of property and equipment	(60,040)	(75,114)
Loans made to customers	(2,167)	(4,965)
Payments on and proceeds from sales of loans receivable	3,141	4,873
Restricted cash	10,457	(8,642)
Acquisition, net of cash acquired	(9,000)	—
Cash transferred with sale of subsidiary	(1,178)	—
Proceeds from sale of equity method investment	6,119	—
Net cash used in investing activities	(45,801)	(79,834)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	650	1,403
Proceeds from debt instruments	310,213	12,625
Proceeds from revolving line of credit	20,169	34,596
Proceeds from sale of interest in a subsidiary	—	6,992
Repayment of borrowing under revolving line of credit	(23,703)	(29,771)
Repayment of capital lease obligations and debt instruments	(7,811)	(14,274)
Payments for debt issuance costs	(7,500)	(914)
Net cash provided by financing activities	292,018	10,657
Effect of exchange rates on cash and cash equivalents	(178)	237
Net increase (decrease) in cash	243,614	(125,344)
Cash, beginning of period	108,522	240,033
Cash, end of period	$352,136	$114,689
Supplemental disclosure of cash flow information:
Income taxes paid	$2,128	$908
Interest paid, net of approximately $1,835 and $2,943 capitalized, respectively	12,651	30,795

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

The Company has a broad customer base in a variety of markets, including trucking, airports, taxis, refuse, ready mix and public transit. The Company owns, operates, maintains and/or supplies over 525 natural gas fueling stations within the United States and Canada. The Company generates revenue through selling compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), providing operation and maintenance services (“O&M”) to customers, building and selling natural gas fueling stations to customers, manufacturing and servicing natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering assessment, design and modification solutions designed to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, processing and selling renewable natural gas (“RNG”), financing customers’ vehicle purchases and selling tradable credits the Company generates by selling natural gas and RNG as a vehicle fuel, including credits under the California low carbon fuel standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits”) under the federal Renewable Fuel Standard Phase 2. In addition, through June 28, 2013, the Company provided natural gas vehicle conversions and design and engineering services for natural gas engine systems.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and 2014. All intercompany accounts and transactions have been eliminated in consolidation. The three or nine month periods ended September 30, 2013 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any future year.

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

Note 2— Acquisitions and Divestitures

DCE

On September 4, 2014, Cambrian Energy McCommas Bluff LLC (“Cambrian”) exercised its option (the “Cambrian Option”) to purchase 19% of Dallas Clean Energy LLC (“DCE”) for $6,992 in accordance with the Operating Agreement dated August 15, 2008 between Cambrian and the Company (“Operating Agreement”). DCE owns all of the equity interests in Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), and DCEMB owns an RNG extraction and processing project at the McCommas Bluff Landfill in Dallas, Texas.  As a result of Cambrian’s exercise of the Cambrian Option, the Company’s ownership interest in DCE was reduced from 70% to 51% while Cambrian’s ownership interest increased from 30% to 49%. The Company recorded the transaction as an increase to non-controlling interest in subsidiary of $4,629, the book value of the interest transferred to Cambrian, with the remaining $2,363 recorded as additional paid in capital. The cash received in connection with the exercised Cambrian Option was recorded as restricted cash in accordance with the Mavrix NPA (see note 12).

Contemporaneous with its exercise of the Cambrian Option, Cambrian delivered to the Company a Buy/Sell notice.  Pursuant to the Buy/Sell notice and the terms of the Operating Agreement, the Company must elect by March 4, 2015 to either sell its remaining 51% interest in DCE to Cambrian or to purchase Cambrian’s 49% interest in DCE; in each case for a purchase price based on a valuation of DCE set forth in the Buy/Sell notice.

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

The fair value of the 816,460 shares of Westport’s common stock on June 28, 2013 was $27,221, and the Company recognized an initial gain of $15,498 on June 28, 2013 related to the transaction. In December 2013, the Company wrote down the value of the Holdback Shares by $1,383, which resulted in an adjusted gain of $14,115 on the transaction. For the nine month period ended September 30, 2014, the Company wrote down the value of the Holdback Shares by $122, which resulted in an adjusted gain of $13,993 on the transaction. The value of the shares received has been excluded from the Company’s condensed consolidated statements of cash flows as it is a non-cash investing activity. The gain was recorded in the line item gain from sale of subsidiary in the Company’s condensed consolidated statements of operations.

In addition, pursuant to the BAF Sale Agreement, the Company, Westport Power Inc. and Westport Fuel Systems Inc. (Westport Power, Inc. and Westport Fuel Systems, Inc. are collectively referred to as the “Westport Affiliates”) entered into a marketing agreement, dated June 28, 2013, whereby the Westport Affiliates agreed to pay the Company $5,000 in cash, which was received on February 27, 2014. Under the marketing agreement, the Company and the Westport Affiliates agreed to collaborate during a two year period to encourage sales of all BAF products and certain vehicle products offered by the Westport Affiliates, and the Company agreed to provide 750,000 complimentary gasoline gallon equivalents of CNG to be used by the Westport Affiliates as marketing incentives.  Additionally, the marketing agreement provides for the Company’s appointment of a product line manager for BAF, and at least one member of a newly established operating committee formed to create sales and marketing strategies for BAF and assist in BAF’s performance of these strategies.

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

Management allocated approximately $600 of the purchase price to the identifiable intangible assets related to customer relationships and project back orders that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over the estimated useful lives of such assets ranging from one to six years. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill, which primarily represents additional market share available to the Company as a result of the acquisition, and is fully deductible for income tax purposes.

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

Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014
Short-term restricted cash
Standby letters of credit	$1,822	$1,822
DCEMB bonds	6,581	8,164
Canton bonds	—	3,447
Mavrix note	—	3,612
Total short-term restricted cash	$8,403	$17,045

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

The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2014, the Company believes its carrying values for its available-for-sale investments are properly recorded.

Short-term investments as of December 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$60,047	$(252)	$59,795
Corporate bonds	43,166	(342)	42,824
Certificate of deposits	35,630	(9)	35,621
	$138,843	$(603)	$138,240

Short-term investments as of September 30, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$51,624	$(283)	$51,341
Corporate bonds	47,150	(412)	46,738
Certificate of deposits	35,295	—	35,295
	$134,069	$(695)	$133,374

Note 6—Other Receivables

Other receivables at December 31, 2013 and September 30, 2014 consisted of the following:

	December 31, 2013	September 30, 2014
Loans to customers to finance vehicle purchases	$5,919	$5,473
Accrued customer billings	6,327	11,749
Fuel tax and carbon credits	6,740	167
Other	7,299	4,117
	$26,285	$21,506

Note 7—Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. Management’s estimate of market value includes a provision for slow-moving or obsolete inventory based upon inventory on hand and forecasted demand.

Inventories consisted of the following as of December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014
Raw materials and spare parts	$30,521	$32,098
Work in process	3,011	2,367
Finished goods	290	1,044
	$33,822	$35,509

Note 8—Land, Property and Equipment

Land, property and equipment at December 31, 2013 and September 30, 2014 are summarized as follows:

	December 31, 2013	September 30, 2014
Land	$1,707	$2,289
LNG liquefaction plants	93,685	93,846
RNG plants	47,932	99,602
Station equipment	194,240	236,887
LNG trailers	22,667	22,684
Other equipment	62,127	66,226
Construction in progress	204,548	172,977
	626,906	694,511
Less: accumulated depreciation	(139,052)	(166,170)
	$487,854	$528,341

Included in land, property and equipment are capitalized software costs of $18,214 and $19,735 as of December 31, 2013 and September 30, 2014, respectively. The accumulated amortization on the capitalized software costs is $7,747 and $10,049 as of December 31, 2013 and September 30, 2014, respectively. The Company recorded $874 and $691 of amortization expense related to the capitalized software costs during the three months ended September 30, 2013 and September 30, 2014, respectively. For the nine month periods ended September 30, 2013 and 2014, the Company recorded $2,362 and $2,302 of amortization expense related to the capitalized software costs respectively.

As of December 31, 2013 and September 30, 2014, $13,930 and $10,292 are included in accounts payable balances, respectively, that are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

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

Note 10—Accrued Liabilities

Accrued liabilities at December 31, 2013 and September 30, 2014 consisted of the following:

	December 31, 2013	September 30, 2014
Salaries and wages	$6,768	$11,550
Accrued gas and equipment purchases	8,035	15,180
Accrued property and other taxes	5,448	4,940
Accrued employee benefits	2,898	4,383
Accrued warranty liability	2,545	2,236
Accrued interest	4,216	1,169
Other	16,835	8,825
	$46,745	$48,283

Note 11—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following table:

	September 30, 2013	September 30, 2014
Warranty liability at beginning of year	$2,665	$2,545
Acquired liabilities	71	—
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	2,757	1,779
Service obligations honored	(2,519)	(2,088)
Sale of subsidiary	(582)	—
Warranty liability at end of period	$2,392	$2,236

Note 12—Long-term Debt

DCEMB Bonds

In March 2011, the Company’s majority owned subsidiary, DCEMB, completed a $40,200 tax-exempt bond issuance (the “Revenue Bonds”). The Revenue Bonds will be repaid from the revenue generated by DCEMB from the sale of RNG. The Revenue Bonds are secured by the revenue and assets of DCEMB and are non-recourse to DCEMB’s direct and indirect parent companies, including the Company. The bond repayments are amortized through December 2024 and the average coupon interest rate on the bonds is 6.6%. The bond proceeds were primarily used to finance further improvements and expansion of the landfill gas processing facility owned by DCEMB at the McCommas Bluff landfill outside of Dallas, Texas and to retire certain other indebtedness.

The Revenue Bonds were issued by the Mission Economic Development Corporation (the “Revenue Bonds Issuer”) and the proceeds of such issuance were loaned by the Revenue Bonds Issuer to DCEMB pursuant to a loan agreement dated January 1, 2011 (the “DCEMB Loan Agreement”).  The DCEMB Loan Agreement contains customary events of default, with customary cure periods, including without limitation failure to make required payments when due under the DCEMB Loan Agreement, failure to comply with certain covenants under the DCEMB Loan Agreement, certain events of bankruptcy and insolvency of DCEMB, and the existence of an event of default under the indenture governing the Revenue Bonds that was entered between the Revenue Bonds Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the DCEMB Loan Agreement will allow the Revenue Bonds Issuer or the trustee to accelerate all amounts due under the DCEMB Loan Agreement. As of September 30, 2014, DCEMB was in compliance with all its debt covenants under the DCEMB Loan Agreement.

Purchase Notes

In connection with the closing of the Company’s acquisition of the business of IMW Industries, Ltd. (“IMW”) in September 2010 from a seller (the “IMW Seller”), the Company agreed to make future payments consisting of four annual payments in the amount of $12,500, all of which have been paid as of February 2014 (each an “IMW Note” and collectively, the “IMW Notes”). Each payment under the IMW Notes consisted of Canadian dollars (“CAD”) $5,000 in cash and $7,500 in cash and/or shares of the Company’s common stock (the exact combination of cash and/or stock was determined by the Company in its discretion). In January 2011, the Company paid CAD$5,000 in cash and $7,500 in shares of its common stock. The Company paid CAD$5,000 in cash in January 2012 and $3,750 in shares of its common stock in each of August 2012 and October 2012. The Company paid CAD$5,000 in cash and $7,500 in shares of its common stock in February 2013. In February 2014, the Company paid the final payment of CAD$5,000 in cash, $3,750 in cash and $3,750 in shares of its common stock. The IMW Notes that were settled with shares of the Company’s common stock are not included in the condensed consolidated statements of cash flows as they are non-cash financing activities.

In connection with the closing of the Company’s acquisition of Wyoming Northstar Incorporated and its subsidiaries (collectively “Northstar”) in December 2010, the Company agreed to make future payments consisting of five annual payments in the amount of $700 each with the first payment due December 15, 2011. Each of the first three payments of $700 was paid in December 2011, 2012 and 2013, respectively.

In connection with the closing of the Company’s acquisition of the natural gas fuel infrastructure construction business of Weaver Electric, Inc. in October 2011, the Company paid $1,000 in cash and agreed to make four additional annual payments in the amount of $250 each with the first payment due October 3, 2012 (the “Weaver Notes”), subject to retention and/or offset by the Company for Weaver Electric’s indemnity obligations. As of September 30, 2014 only the final Weaver Note payment, which is due October 3, 2015, remained outstanding.

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

(vi)          An operating line of credit with a limit of 5,000 Renminbi (“RMB”) (CAD$907) bearing interest at the 6 month People’s Bank of China rate plus 2.5% and a sub-limit bank guarantee line of 5,000 RMB. The aggregate of the balances in the lines cannot exceed 5,000 RMB.

(vii)         A 16,750 Bangladeshi Taka (CAD$237) operating line of credit bearing interest at 14%.

(viii)        A 170,000 Colombian Peso (CAD$93) operating line of credit bearing interest at the Colombia benchmark rate plus 7 to 12%.

The IMW Lines of Credit are secured by a general security agreement providing a first priority security interest in all present and after acquired personal property of IMW. The IMW Lines of Credit contain no fixed repayment terms or mandatory principal payments and are due on demand. Based on the relevant accounting guidance, the Company has classified the debt pursuant to the IMW Lines of Credit as short-term because it is due on demand.

The Assumption Agreement with HSBC sets forth certain financial covenants with which IMW must comply, including: 1) its ratio of debt to tangible net worth must be no greater than 3.0 to 1.0, 2) it must maintain a tangible net worth of at least CAD$9,100 and 3) its ratio of current assets to current liabilities may not be less than 1.25 to 1.0. IMW was in compliance with the financial covenants as of September 30, 2014.

On October 2, 2014, the Company paid the outstanding balance of CAD$11,578 on the operating line of credit with a limit of CAD$13,000 and (i), (ii), (iv) and (v) above were cancelled.

Chesapeake Notes (7.5% Notes)

On July 11, 2011, the Company entered into a Loan Agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a “CHK Note” and collectively the “CHK Notes”). The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012. The Company and Chesapeake also entered a registration rights agreement (the “CHK Registration Rights Agreement” and collectively with the CHK Notes and the CHK Agreement, the “CHK Loan Documents”) pursuant to which the Company agreed, subject to the terms and conditions of the CHK Registration Rights Agreement, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of shares of the Company’s common stock (“Shares”) issuable upon conversion of the CHK Notes and (ii) at the request of Chesapeake, participate in one or more underwritten offerings of Shares issuable upon conversion of the CHK Notes. Pursuant to the terms of the CHK Registration Rights Agreement, if the Company does not meet certain of its obligations thereunder with respect to the registration of the Shares issuable upon conversion of the CHK Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the CHK Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the registration obligation is met, not to exceed 4% of the aggregate principal amount of the CHK Notes per annum.

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

The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum (payable quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year) and are convertible at the option of the holder into Shares at a conversion price of $15.80 per Share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all, or a portion of, the principal and accrued and unpaid interest under each such note for Shares at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into Shares if, following the second anniversary of the issuance of a 7.5% Note, the Shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its issuance and the Company may repay each 7.5% Note in Shares or cash. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of liquefied natural gas stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable.

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

At September 30, 2014, none of the proceeds from the 7.5% Notes were included in restricted cash as the Company had used the funds primarily to build LNG fueling stations. As of September 30, 2014, the Company had met its obligations under the Amended Agreements and the Amended Registration Rights Agreement.

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

In connection with the SLG Agreements, the Company also entered into a Registration Rights Agreement, dated August 30, 2011, with each of the Purchasers (the “SLG Registration Rights Agreements”) pursuant to which the Company agreed, subject to the terms and conditions of the SLG Registration Rights Agreements, to (i) file with the Securities and Exchange Commission one or more registration statements relating to the resale of the Shares issuable upon conversion of the SLG Notes, and (ii) at the request of the Purchasers, participate in one or more underwritten offerings of the Shares issuable upon conversion of the SLG Notes. If the Company does not meet certain of its obligations under the SLG Registration Rights Agreements with respect to the registration of the Shares issuable upon conversion of the SLG Notes, it will be required to pay monthly liquidated damages of 0.75% of the principal amount of the SLG Note represented by the Shares included (or to be included, as the case may be) in the applicable registration statement until the registration obligation is met, not to exceed 4% of the aggregate principal amount of the SLG Notes per annum. As of September 30, 2014, the Company had met its obligations under the SLG Agreements and the SLG Registration Rights Agreement.

GE Loans

On November 7, 2012, the Company, through two wholly owned subsidiaries (the “Borrowers”), entered into a financing arrangement with General Electric Capital Corporation (“GE,” and the agreement governing such arrangement, the “GE Credit Agreement”). Pursuant to the GE Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG production facilities (individually a “Project” and together the “Projects”), each with an expected production capacity of approximately 250,000 LNG gallons per day. The Company expects to sell the LNG produced by the Projects through the Company’s America’s Natural Gas Highway (“ANGH”) initiative, a nationwide network of natural gas truck fueling stations.

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

The GE Credit Agreement further provides that (i) if initial Loans are not made prior to December 31, 2014, the GE Credit Agreement will automatically terminate, (ii) each Project must be completed by the earlier of (a) the date thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2016 (with respect to each Project, the “Date Certain”), (iii) the then-existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (iv) each Term Loan will be due and payable on the eighth anniversary of the

Conversion Date with respect to such Term Loan, and (v) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then-current LIBOR rate plus 7%, provided that for purposes of the GE Credit Agreement, the then-current LIBOR rate will always be at least 1%. The GE Credit Agreement includes various customary covenants, including debt service coverage ratios, and a commitment fee on the unutilized loan amounts of 0.5% per annum, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of September 30, 2014, the Company has not drawn any money under the GE Credit Agreement and was in compliance with the financial covenants. The commitment fee, which is charged to interest expense in the condensed consolidated statements of operations, was $261 and $256 for the three months ended September 30, 2013 and 2014. For the nine month periods ended September 30, 2013 and 2014, the Company recorded $758 of interest expense related to the commitment fee for each of the periods.

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

Concurrently with the execution of the GE Credit Agreement, the Company issued to GE a warrant (“GE Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock (see note 13), and entered into a registration rights agreement with GE (the “GE Registration Rights Agreement”), pursuant to which the Company agreed, subject to certain conditions, to (i) file with the SEC one or more registration statements relating to the resale of shares issuable upon exercise of the GE Warrant, and (ii) at the request of the holder of the GE Warrant, participate in one or more underwritten offerings of the shares issuable upon exercise of the GE Warrant. If the Company does not meet certain of its obligations under the GE Registration Rights Agreement with respect to the registration of shares issuable upon exercise of the GE Warrant, it will be required to pay certain liquidated damages. As of September 30, 2014, the Company had met its obligations under the GE Registration Rights Agreement.

In September 2014, the Company determined it would not draw down on the GE Credit Agreement by December 31, 2014.  As a result, the Company requested from GE an extension to permit the Company to draw on the Loans by December 31, 2016.  Such extension had not been granted by GE at September 30, 2014.

Mavrix Note

On April 25, 2013, Mavrix, LLC (“Mavrix”), a newly-formed special purpose vehicle subsidiary of Clean Energy Renewable Fuels, LLC (“CERF”), a wholly owned subsidiary of the Company, entered into a note purchase agreement (“NPA”) with Massachusetts Mutual Life Insurance Company (the “Mavrix Note Purchaser”). Mavrix owns all of the equity interests in Canton Renewables, LLC (“Canton”) and 51% of the equity interests in DCE, which owns all of the equity interests in DCEMB (together with Canton, the “Project Companies”). Canton owns a RNG extraction and processing project at the Sauk Trail Hills Landfill in Canton, Michigan and DCEMB owns the RNG extraction and processing project at the McCommas Bluff Landfill in Dallas, Texas.

Pursuant to the NPA, on April 25, 2013 (the “Mavrix Issuance Date”), the Mavrix Note Purchaser (i) purchased a secured multi-draw promissory note (the “Mavrix Note”) from Mavrix in the maximum aggregate principal amount of $30,000 (the “Maximum Principal Amount”), and (ii) funded an initial advance of $5,000. In addition, in September and December 2013, the Mavrix Note Purchaser funded an additional advance of $5,000 each. Subject to Mavrix and the Project Companies satisfying certain conditions described in the NPA, the Mavrix Note Purchaser will make additional advances under the Mavrix Note, up to the Maximum Principal Amount. Mavrix has used, and will continue to use, the proceeds from the advances under the Mavrix Note to (x) pay any transaction costs and fees related to the NPA and the issuance of the Mavrix Note and (y) make distributions to its direct and indirect parent companies. Mavrix’s direct and indirect parent companies have used such distributions to date to finance construction of additional RNG extraction and processing projects and for working capital purposes.

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

The Mavrix Note is secured by (i) a first priority security interest in all of Mavrix’s assets and (ii) a pledge of Mavrix’s outstanding equity interests. In addition, the NPA includes various customary affirmative and negative covenants and also provides for customary events of default which, if such events occur, would permit or require the Mavrix Note to become, or to be declared, due and payable. The Mavrix Note is non-recourse to the Company. As of September 30, 2014, the Company had met its obligations under the NPA.

In September 2014, in connection with the Cambrian Option exercised by the minority interest holder in DCE (see note 2), a $2,912 principal payment was made in accordance with the NPA. An aggregate of $12,415, which includes interest paid in kind, was outstanding under the Mavrix Note at September 30, 2014.

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

The 5.25% Notes bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on October 1 and April 1 of each year, beginning on April 1, 2014. The 5.25% Notes will mature on October 1, 2018, unless purchased, redeemed or converted prior to such date in accordance with their terms and the terms of the Indenture.

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

The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of its common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of all amounts due under the 5.25% Notes. No events of default have occurred as of September 30, 2014.

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

The Loan Agreement contains customary events of default, with customary cure periods, including without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Bonds that was entered between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement.  As of September 30, 2014, Canton had met its obligations under the Loan Agreement.

Long-term debt and capital lease obligations at December 31, 2013 and September 30, 2014 consisted of the following:

	December 31, 2013	September 30, 2014
IMW Purchase Notes	$12,121	$—
Northstar future payments	1,274	1,339
DCEMB Notes	585	585
DCEMB Revenue Bonds (non-recourse to the Company)	36,500	35,295
7.5% Notes	150,000	150,000
SLG Notes	145,000	145,000
5.25% Notes	250,000	250,000
Weaver Notes	714	234
IMW Lines of Credit	6,036	10,451
Mavrix Note (non-recourse to the Company)	15,097	12,415
Canton Bonds ($11,150 non-recourse to the Company)	—	12,150
Capital lease obligations	3,091	2,177
Total debt and capital lease obligations	620,418	619,646
Less amounts due within one year and short-term borrowings	(23,401)	(15,865)
Total long-term debt and capital lease obligations	$597,017	$603,781

Note 13—Earnings Per Share

Basic earnings per share is based upon the weighted-average number of shares outstanding and shares issuable for little or no cash consideration during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and warrants.

On September 11, 2014, the Company determined it no longer met certain conditions required to include 4,000,000 shares of common stock related to the GE Warrant in its weighted average share calculations.  As a result, as of this date going forward, the Company determined to (i) exclude 4,000,000 shares of common stock issuable upon exercise of  the GE Warrant from the weighted average number of shares outstanding in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014, and (ii) include the remaining 1,000,000 shares of common stock issuable upon exercise of the GE Warrant in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014, as 500,000 shares issuable upon exercise of the GE Warrant were exercisable as of the execution of the GE Credit Agreement and an additional 500,000 shares issuable upon exercise of the GE Warrant are exercisable even if the Company does not draw on the Loans by December 31, 2014. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Basic and diluted:
Weighted average number of common shares outstanding	94,338,525	94,058,496	93,823,223	94,529,206

Certain securities were excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2013 and 2014, respectively, as the inclusion of the securities would be anti-dilutive to the calculation. The amounts outstanding as of September 30, 2013 and 2014 for these instruments are as follows:

	September 30,
	2013	2014
Options	11,564,680	11,565,752
Warrants	2,130,682	6,130,682
Convertible notes	35,185,979	35,185,979
Restricted Stock Units	1,590,836	2,062,336

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Stock-based compensation expense	$5,684	$2,809	$17,347	$9,207
Stock-based compensation expense, net of tax	$5,684	$2,809	$17,347	$9,207

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	11,526,998	$11.79
Options granted	702,000	11.83
Options exercised	(336,328)	3.07
Options forfeited	(326,918)	13.44
Outstanding, September 30, 2014	11,565,752	$12.00	4.85	$0
Exercisable, September 30, 2014	9,665,287	$11.82	4.18	$0

As of September 30, 2014, there was $8,446 of total unrecognized compensation cost related to non-vested shares underlying outstanding options. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2014 was $5,098.

The Company is obligated to issue shares of its common stock upon the exercise of stock options. The intrinsic value of all options exercised during the nine months ended September 30, 2013 and 2014 was $850 and $2,350, respectively.

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for grants in 2014:

Nine Months Ended September 30, 2014
Dividend yield	0.00%
Expected volatility	52.3% to 54.0%
Risk-free interest rate	1.1% to 1.8%
Expected life in years	6.0

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2013 and 2014 was $6.86 and $5.99, respectively. The volatility amounts used during these periods were estimated based on the Company’s historical volatility and the Company’s implied volatility of its traded options for such periods. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding options. The risk free rates used during the periods were based on the U.S. Treasury yield curve for the expected life of the options at the time of grant. The Company recorded $10,681 and $5,773 of stock option expense during the nine months ended September 30, 2013 and 2014, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Market-Based Restricted Stock Units

The Company issued 489,500 market-based restricted stock units (“Market-Based RSUs”) to certain key employees during the nine months ended September 30, 2014.  A holder of Market-Based RSUs will receive one share of the Company’s common stock for each Market-Based RSU held if (i) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company’s common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the Market-Based RSU grant date (the “Stock Price Condition”) and (ii) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs will be automatically forfeited. The Market-Based RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Market-Based RSU activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2013	1,545,000	$11.42
RSUs granted	489,500	8.26
RSUs forfeited	(18,000)	8.26
Outstanding and non-vested, September 30, 2014	2,016,500	$10.68	1.82

As of September 30, 2014, there was $2,697 of total unrecognized compensation cost related to non-vested Market-Based RSUs. That cost is expected to be recognized over a weighted average period of 1.3 years.

The Company recorded $6,616 and $2,231 of expense during the nine months ended September 30, 2013 and 2014, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.

The fair value of the Market-Based RSUs granted during the nine month period ended September 30, 2014 was estimated on the date of grant using the Monte Carlo method with the following assumptions:

February 2, 2014
Dividend yield	0.00%
Expected volatility	47.0%
Risk-free interest rate	1.1%
Expected life in years	2.0

Service-Based Restricted Stock Units

During September 2013, the Company issued service-based restricted stock units (“Service-Based RSUs”) to a key employee which vest annually over three years from the date of issuance at a rate of 34%, 33% and 33%, respectively, if the holder is then in service to the Company. The fair value of each Service-Based RSU is estimated using the closing stock price of the Company’s common stock on the date of grant.  The Service-Based RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Serviced-Based RSU activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Nonvested at December 31, 2013	45,836	$13.09
RSUs granted	—	—
Nonvested at September 30, 2014	45,836	$13.09	1.96

As of September 30, 2014, there was $396 of total unrecognized compensation cost related to non-vested Service-Based RSUs. That cost is expected to be recognized evenly over a period of 2.0 years.

The Company recorded $204 of expense during the nine months ended September 30, 2014 related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $7 and $62 of expense during the nine months ended September 30, 2013 and 2014 related to the ESPP. The Company has not recorded any tax benefits related to its ESPP expense. At September 30, 2014, the Company had sold an aggregate of 35,745 shares pursuant to the ESPP.

Non-qualified Non-public Subsidiary Unit Options

In September 2013, the Company’s wholly owned subsidiary, CERF, adopted the Clean Energy Renewable Fuels, LLC 2013 Unit Option Plan (the “CERF Plan”). 150,000 Class B units representing membership interests in CERF were initially reserved for issuance under the CERF Plan.

The following table summarizes CERF’s unit option activity during the nine months ended September 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	115,000	$40.80
Options granted	—	—
Outstanding and non-vested, September 30, 2014	115,000	$40.80	8.97	$0

As of September 30, 2014, there was $2,372 of total unrecognized compensation cost related to non-vested unit options issued pursuant to the CERF Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.

CERF recorded $43 and $937 of unit option expense during the nine months ended September 30, 2013 and 2014. CERF has not recorded any tax benefit related to its unit option expense.

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

Note 16—Income Taxes

The Company’s income tax expense for the three months and nine months ended September 30, 2014 was $811 and $1,920, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2013 was $558 and $2,656, respectively. Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax expense for the nine months ended September 30, 2014 as compared to the income tax expense for the nine months ended September 30, 2013 was primarily attributed to taxes paid on the sale of the Company’s 49% interest in its former Peruvian joint venture in the first nine months of 2013. The effective tax rate for the three months and nine months ended September 30, 2013 and 2014 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.

The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months and nine months ended September 30, 2013 or September 30, 2014, and the net interest incurred was immaterial for such periods.

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

During the nine months ended September 30, 2014, the Company’s financial instruments consisted of available-for-sale securities, debt instruments, and Series I warrants. For securities available-for-sale, the fair value is determined by the most recent trading prices available for each security or for comparable securities, and thus represent Level 2 fair value measurements. The Company used projected financial results for the respective entity, discounted to reflect the time value of money, to value its contingent consideration obligation at December 31, 2013 (final payment was made in September 2014), which is considered to be a Level 3 fair value measurement. The fair values of the Company’s debt instruments approximated their carrying values at December 31, 2013 and September 30, 2014. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate a market participant’s view of the volatility of the Series I warrants has been to use the implied volatilities of the Company’s short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 1.58 years as of September 30, 2014. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014, respectively:

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,621	$—	$35,621	$—
Municipal bonds and notes	59,795	—	59,795	—
Corporate bonds	42,824	—	42,824	—
Liabilities:
Contingent consideration obligation(2)	384	—	—	384
Series I warrants(3)	7,164	—	—	7,164

Description	Balance at September 30, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,295	$—	$35,295	$—
Municipal bonds and notes	51,341	—	51,341	—
Corporate bonds	46,738	—	46,738	—
Liabilities:
Series I warrants(3)	1,740	—	—	1,740

(1) Included in short-term investments in the condensed consolidated balance sheets. See note 5 for further information.

(2) Included in accrued liabilities in the condensed consolidated balance sheet at December 31, 2013.

(3) Included in other long-term liabilities in the condensed consolidated balance sheets.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Liabilities: Contingent Consideration	September 30, 2013	September 30, 2014
Beginning Balance	$1,516	$384
Total (gain) included in SG&A expense	(1,124)	(208)
Payments	—	(176)
Ending Balance	$392	$—

Liabilities: Series I Warrants	September 30, 2013	September 30, 2014
Beginning Balance	$8,102	$7,164
Total (gain) included in earnings	(861)	(5,424)
Ending Balance	$7,241	$1,740

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

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes model based on the following inputs as of September 30, 2014:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$7.80
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	1.58
Implied volatility of the Company’s common stock	50.22% - 55.11%
Assumed discount rate	Simple average of 0.36%

Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, an increase in the volatility of the Company’s common stock, or an increase in the remaining term of the warrant would result in a directionally similar change in the estimated fair value of the Company’s Series I warrants and thus an increase in the associated liability. An increase in the assumed discount rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s common stock would result in a decrease in the estimated fair value measurement of the Series I warrants and thus a decrease in the associated liability. The Company has not, nor does it plan to, declare dividends on its common stock, and thus, there is no directionally similar change in the estimated fair value of the warrants due to the dividend assumption.

Non-financial assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the nine months ended September 30, 2013 and 2014. The Company’s use of these nonfinancial assets does not differ from their highest and best use as determined from the perspective of a market participant.

Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

In August 2014, the FASB issued new accounting guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not adopted the guidance and does not anticipate the guidance having an impact on its footnote disclosures.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its condensed consolidated financial position, results of operations and related disclosures.

Note 19—Volumetric Excise Tax Credit (VETC)

From October 1, 2006 through December 31, 2011, the Company was eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company recorded its VETC credits as revenue in its condensed consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during the three and nine month periods ended September 30, 2013 were $5,987 and $38,140, respectively. The VETC revenues recognized during the nine months ended September 30, 2013 includes $20,800 for the VETC revenues attributable to 2012. The program under which the Company received VETC expired on December 31, 2013, and as such, the Company has not recognized any VETC revenue in 2014.

Note 20—Subsequent Events

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) and the investors named therein.  NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, which do not have direct access to natural gas pipelines.

Under the terms of the UPA, the Company purchased common units of NG Advantage representing a majority interest in NG Advantage for $37,650 (the “Purchase Price”).  $19,000 of the Purchase Price was paid in cash on October 14, 2014 and the remaining $18,650 of the Purchase Price was paid in the form of an unsecured promissory note issued by the Company (the “Unit Note”).

The principal amount of the Unit Note is payable by the Company in two payments as follows: (i) $3,000 is due no later than January 13, 2015 and (ii) the remaining $15,650 is due no later than April 1, 2015.  The Unit Note does not bear interest.

In addition, on October 14, 2014, the Company and NG Advantage entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Company purchased all of NG Advantage’s right, title and interest in and to a CNG station located in Milton, Vermont (the “Station”), which includes land and station equipment, for $9,000 (the “Station Price”). $7,200 of the Station Price was paid in cash on October 14, 2014 and the remaining $1,800 of the Station Price was paid in the form of an unsecured promissory note issued by the Company (the “Station Note”).  The principal amount of the Station Note is payable by the Company on the date NG Advantage completes certain upgrade work to the Station, which the Lease (as defined below) provides must be completed, subject to certain exceptions, on or before April 30, 2015.  The Station Note does not bear interest.

On October 14, 2014 and immediately following the consummation of the Company’s purchase of the Station, The Company and NG Advantage entered into a lease agreement (“Lease”) pursuant to which the Company leased the Station to NG Advantage.  The Lease has an initial term of seven years and is renewable at NG Advantage’s option for two additional seven-year terms.  The initial base rent under the Lease is $84 per month and increases to $105 per month in the first month following the date NG Advantage completes certain upgrade work to the Station. NG Advantage has an option to repurchase the Station at the conclusion of the initial term or, if any, the first renewal term under the Lease, in each case for an amount equal to the then-applicable fair market value of the Station.

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

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations, assumptions and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from our historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2013 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2013 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Key operating data.  In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed to our customers at stations where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (iv) our proportionate share of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our RNG production facilities), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes contained in our 2013 10-K, presents our key operating data for the years ended December 31, 2011, 2012, and 2013 and for the three and nine months ended September 30, 2013 and 2014:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013	Three Months Ended September 30, 2013	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014
CNG	101.8	130.5	143.9	37.2	47.6	106.8	130.5
RNG	6.7	8.9	10.5	2.5	3.0	6.9	9.2
LNG	47.1	55.5	60	16.7	18.0	45.2	53.0
Total	155.6	194.9	214.4	56.4	68.6	158.9	192.7

Operating data
Gross margin	$76,033	(1)	$80,324	$127,713	(1)	$31,514		$19,446	$99,991	(1)	$67,968
Net loss attributable to Clean Energy Fuels Corp.	(47,633	)(1)	(101,255)	(66,968	)(1)	(18,836	)(1)	(30,093)	(34,650	)(1)	(90,992)

(1)             Includes $6.0 million, $38.1 million, $45.4 million and $17.9 million of revenue for federal fuel tax credits (“VETC”) for the three months ended September 30, 2013, the nine months ended September 30, 2013, the year ended December 31, 2013, and the year ended December 31, 2011, respectively.  See the discussion under “Operations — Government Incentives” below.

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

The number of fueling stations we owned, operated, maintained and/or supplied grew from 224 at January 1, 2011 to 526 at September 30, 2014 (a 134.8% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2011 to 2013 increased by 37.8%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2011, 2012, 2013 and the first nine months of 2014. In addition, in 2013, revenues included $20.8 million in federal VETC revenues related to 2012 due to the reinstatement of such credits in January 2013. This increase was partially offset by a reduction in revenues in 2013 due to our sale of BAF on June 28, 2013. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.

Our fuel cost of sales also increased during these periods, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers in 2011 through 2013 and the first nine months of 2014. The increase was partially offset in 2013 by a reduction in cost of sales due to our sale of BAF on June 28, 2013. Our cost of sales can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.

During 2013 and the first nine months in 2014, prices for oil, gasoline, and diesel fuel were generally substantially higher than the price for natural gas. Oil hit a high of $107.65 per barrel, or $19.39 per one million Btus (“MMbtu”), in August 2013 and was $91.16 per barrel, or $16.42 per MMbtu, on September 30, 2014. In California, the average retail price for gasoline was $3.89 per gallon in 2013 and was $3.74 per gallon on September 30, 2014. The average retail price for diesel fuel in California was $4.13 per diesel gallon in 2013 and was $4.01 per diesel gallon at September 30, 2014. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a relatively consistent discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount. During this time period, the price for natural gas increased slightly. The NYMEX price for natural gas ranged from $3.35 per MMbtu in January 2013 to $3.99 per MMbtu in September 2014. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.75 per gallon during January 2013 to $2.86 per gallon for the month of September 2014. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.70 per gallon during January 2013 to $2.61 per gallon for the month of September 2014.

Recent developments.  On September 4, 2014, Cambrian Energy McCommas Bluff LLC (“Cambrian”) exercised its option (the “Cambrian Option”) to purchase 19% of Dallas Clean Energy LLC (“DCE”) for $6.9 million (the “Cambrian Payment”) in accordance with the Operating Agreement dated August 15, 2008 between us and Cambrian (“Operating Agreement”). DCE owns all of the equity interests in Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), and DCEMB owns an RNG extraction and processing project at the McCommas Bluff Landfill in Dallas, Texas.  As a result of Cambrian’s exercise of the Cambrian Option, our ownership interest in DCE was reduced from 70% to 51% while Cambrian’s ownership interest increased from 30% to 49%.   As required by the NPA, $2.9 million of the Cambrian Payment was delivered to the Mavrix Note Holder (the NPA and the Mavrix Note Holder are defined and discussed in note 12 to our condensed consolidated financial statements).

Contemporaneous with its exercise of the Cambrian Option, Cambrian delivered a Buy/Sell notice under the Operating Agreement to us.  Pursuant to the Buy/Sell notice and the terms of the Operating Agreement, we must elect by March 4, 2015 to either sell our 51% interest in DCE to Cambrian or to purchase Cambrian’s 49% interest in DCE; in each case for a purchase price based on a valuation of DCE set forth in the Buy/Sell notice.  If we sell our 51% interest in DCE to Cambrian we will be required by the NPA to repay the outstanding principal amount of the Mavrix Note plus a prepayment premium (the Mavrix Note is defined and discussed in note 12 to our condensed consolidated financial statements).  An aggregate of $12.4 million, which includes interest paid in kind, was outstanding under the Mavrix Note at September 30, 2014.

In September 2014, we formed a joint venture with Mansfield Energy Corp., called Mansfield Clean Energy Partners LLC (“MCEP”), which will provide natural gas fueling solutions to bulk fuel haulers in the U.S.  MCEP’s first customer is Mansfield Oil Company, one of the nation’s largest providers of transportation fuel, whose fleet of CNG trucks will fuel at a new Atlanta, Georgia, area public natural gas station built by MCEP and opened in October 2014.  MCEP anticipates opening a second station in Tampa, Florida, which is expected to support additional Mansfield Oil Company CNG trucks as well as heavy-duty trucks of other regional and national bulk fuel haulers, in early 2015.  MCEP expects to develop additional public-access natural gas fueling stations throughout the U.S. to support heavy-duty natural gas trucks.

In October 2014, we invested in and purchased a CNG station from NG Advantage, LLC (“NG Advantage”), a company engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, which do not have direct access to natural gas pipelines. We expect to sell increasing volumes of CNG to such customers.

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

We believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend and enhance our leadership position as this market expands. With our acquisitions in 2010 of the natural gas compressor development and manufacturing business of IMW Industries, Ltd. (“IMW”) and of Wyoming Northstar Incorporated and its affiliated entities (“Northstar”), a leading provider of LNG station design, construction, operation and maintenance services, we are a fully integrated provider of advanced compression technology, CNG and LNG station design and construction, and CNG and LNG fueling. We anticipate expanding our sales of CNG, RNG and LNG in each of the markets in which we operate, including trucking, refuse, airports, ready mix, taxis and public transit, and plan to enter additional markets, including potentially rail. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network and LNG and RNG production capacity, as well as the logistics of delivering more CNG, LNG and RNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business that may require us to raise and expend additional capital. Additionally, we have increased, and will continue to increase, our sales and marketing team and other necessary personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck-friendly fueling stations, which we refer to as “America’s Natural Gas Highway” or “ANGH.” Our ANGH stations have primarily been initially built to provide LNG. However, we believe operators will adopt heavy-duty trucks that run on both LNG and CNG, so to meet the needs of our customers, we have designed our ANGH stations to be capable of dispensing both fuels. We will need to invest additional capital in our ANGH stations to the extent we decide to add CNG fueling to our ANGH stations.

Some ANGH stations are located at Pilot Flying J Travel Centers (“Pilot”), one of the largest truck fueling operators in the U.S. Under our agreement with Pilot, we own the ANGH stations we build at Pilot locations and initially pay rent to Pilot for the use of its property. We are entitled to recoup all of our capital investments in ANGH stations we build at Pilot locations plus a defined return, after which we share a portion of the station profits with Pilot.

Sources of liquidity and anticipated capital expenditures.  Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Historically, our principal source of liquidity has consisted of cash provided by financing activities.

Our business plan calls for approximately $9.5 million in capital expenditures from October 1, 2014 through the end of 2014, primarily related to construction of CNG fueling stations. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply, and to use capital for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise may depend on various factors, including our rate of new station construction and any potential merger or acquisition activity, and other factors described under “Liquidity and Capital Resources” below. We may seek to raise additional capital we need through one or more sources, including, without limitation, selling assets, obtaining new or restructuring existing debt, or obtaining additional equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital, when needed, on terms that are favorable to us or existing stockholders, or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate sustained or increased revenues.

Business risks and uncertainties.  Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customers. For the nine month period ended September 30, 2014, CNG and RNG (together) represented 72% and LNG represented 28% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers. We also generate revenues through sales of advanced natural gas fueling compressors and other natural gas fueling station equipment, providing assessment, design and modification services designed to provide vehicle fleet operators with code-compliant service and maintenance facilities, providing financing for our customers’ natural gas vehicle purchases, and selling RIN and LCFS Credits.

CNG Sales

We sell CNG through fueling stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or brokers under standard, floating-rate arrangements and then compress and dispense it into our customers’ vehicles. Our CNG sales are made primarily through contracts with our fleet customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our fleet customers typically are billed monthly based on the volume of CNG sold at a station. Our other CNG sales are on a per fill-up basis at prices we set at our public access stations based on prevailing market conditions.  We recognize revenue from the sale of CNG as the fuel is delivered.

LNG Production and Sales

We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, and we may build two new LNG plants in connection with our strategic collaboration with General Electric Capital Corporation (“GE”) (see note 12 to our condensed consolidated financial statements). We expect we will need to secure additional sources of LNG supply in the future, through building additional LNG plants ourselves, expanding our existing LNG plants, and/or entering additional third-party supply contracts.

We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. During 2012, 2013, and the first nine months of 2014, we procured 44%, 33% and 44%, respectively, of our LNG from third-party producers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We expect to enter additional purchase contracts with third party LNG producers in the future. For LNG that we purchase from third parties, we have entered into, and may enter into additional “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. For LNG customers who own and operate their fueling stations, we sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our LNG contracts provide that we charge our customers periodically based on the volume of LNG supplied. We also sell LNG on a per fill-up basis at prices we set at our public access stations based on prevailing market conditions. We recognize revenue from the sale of LNG as the fuel is delivered.  LNG generally costs more than CNG as LNG must be liquefied and transported, and the U.S. government imposes higher fuel taxes on LNG.

Government Incentives

From October 1, 2006 through December 31, 2011, we were eligible to receive a VETC credit of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers claimed the credit. We recorded these tax credits as revenues in our condensed consolidated statements of operations as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them.

The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for calendar year 2013 and also made it retroactive to January 1, 2012. VETC revenues recognized during the three and nine month periods ended September 30, 2013 were $6.0 million and $38.1 million, respectively, which includes $20.8 million for CNG and LNG we sold in 2012 that we recognized in January 2013.  The program under which we received VETC expired on December 31, 2013, and as such, we have not recognized any VETC revenue in 2014.

Operation and Maintenance

We generate a portion of our revenue from our performance of O&M services for CNG and LNG fueling stations where we do not supply the fuel. At these fueling stations the customer contracts directly with a local broker or utility to purchase natural gas. For O&M services, we do not sell the fuel itself, but generally charge a per-gallon fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents delivered.

Station Construction

We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We charge construction fees or lease rates based on the size and complexity of the project.

Vehicle Acquisition and Finance

We offer vehicle finance services for some of our customers’ purchases of natural gas vehicles. We loan to certain qualifying customers a portion of, and on occasion up to 100% of, the purchase price of their natural gas vehicles. We may also lease natural gas vehicles to certain of our customers in the future. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers, or pay deposits with respect to such vehicles, prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. To help accelerate the conversion of heavy-duty truck fleets to natural gas, in 2013, we entered a strategic alliance with GE’s Transportation Finance business. Fleet operators are eligible for loans and leases, including fair market value leases, from GE to acquire trucks from original equipment manufacturers. In exchange for committing to purchase specified amounts of natural gas fuel from our stations, we then help offset the monthly cost of the vehicles to make it consistent with the cost of a diesel truck. Our goal is to work with fleet operators to achieve a one to two-year payback on the incremental cost of natural gas heavy-duty trucks, and we consider our alliance with GE to be an important tool in achieving this goal. Through September 30, 2014, we have not generated significant income from vehicle financing activities.

RNG

We own a 51% interest in a RNG production facility at the McCommas Bluff landfill located in Dallas, Texas. We sell specified levels of RNG produced at the facility to Shell Energy North America (US) L.P. under a gas sale agreement and, depending upon RNG production volumes, we have the ability to sell RNG produced by that facility as a vehicle fuel. We own a second RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We completed our third RNG facility at a Republic Services landfill in North Shelby, Tennessee, in March 2014. We are seeking to expand our RNG business by pursuing additional RNG production projects. We sell some of the RNG we currently produce, and expect to sell a significant amount of the RNG we produce at the facilities we plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers, and sell that RNG for vehicle use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem.

Vehicle Conversions

Prior to June 28, 2013, we owned BAF, a provider of natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF’s vehicle conversions included taxis, vans, pick-up trucks and shuttle buses. BAF owned ServoTech Engineering, Inc. (“ServoTech”), which provided, among other services, design and engineering services for natural gas engine systems. We generated revenues through the sale of natural gas vehicles that had been converted to run on natural gas by BAF, and design and engineering services for natural gas engine systems by ServoTech. For the nine months ended September 30, 2013, BAF and ServoTech combined contributed approximately $7.0 million to our revenue. On June 28, 2013, we sold our ownership interest in BAF and ServoTech for approximately $27.2 million.

Natural Gas Fueling Compressors

Our subsidiary, IMW, manufactures and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has other manufacturing facilities near Shanghai, China, and in Ferndale, Washington, and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the three months ended September 30, 2013 and 2014, IMW contributed approximately $21.1 million and $19.4 million, respectively, to our revenue.  For the nine months ended September 30, 2013 and 2014, IMW contributed approximately $57.9 million and $63.4 million, respectively, to our revenue.

Sales of RIN and LCFS Credits

We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel in the U.S. We can sell these credits to third parties who need the RIN and LCFS Credits to comply with federal and state emission requirements. During the three and nine month periods ended September 30, 2013, we realized $1.9 million and $3.6 million, respectively, in revenue through the sale of LCFS Credits.  During the three month and nine month periods ended September 30, 2014, we realized $0.8 million and $2.7 million, respectively, in revenue through the sale of LCFS Credits.  During the three and nine month periods ended September 30, 2013, we realized $2.2 million and $3.4 million, respectively, in revenue through the sale of RIN Credits. During the three and nine month periods ended September 30, 2014, we realized $0.8 million and $1.6 million, respectively, in revenue through the sale of RIN Credits. We anticipate that we will generate and sell increasing numbers of RIN and LCFS Credits as we grow our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RIN Credits and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RIN Credits and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.

Volatility of Earnings and Cash Flows

During 2013 our futures contracts qualified for hedge accounting, so we had no derivative gains or losses recognized in our consolidated statements of operations for that period. We did not have any futures contracts in place during the first nine months of 2014.  In accordance with our natural gas hedging policy, we plan to structure all futures contracts as cash flow hedges under the applicable derivative accounting guidance, but we cannot be certain that they will qualify. See “Risk Management Activities” below. If any of our futures contracts do not qualify for hedge accounting, we could incur significant increases or decreases in our earnings based on fluctuations in the market value of the contracts from period to period.

Additionally, we are required to maintain a margin account to cover losses related to any existing natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Consequently, these payments could significantly impact our cash balances. At September 30, 2014, we had no margin deposits or futures contracts in place.

Volatility of Earnings Related to Series I Warrants

Under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $0.9 million and $5.4 million, respectively, related to recording the estimated fair value changes of our Series I warrants in the nine months ended September 30, 2013 and 2014. See note 17 to our condensed consolidated financial statements contained elsewhere herein. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of September 30, 2014, 2,130,682 of the Series I warrants remained outstanding.

Debt Compliance

In connection with our acquisition of IMW, we assumed a credit agreement with HSBC Bank Canada that requires IMW to comply with certain financial covenants (see note 12 to our condensed consolidated financial statements). As of September 30, 2014, IMW was in compliance with these covenants.

The loan agreement entered into by DCEMB, our 51% owned subsidiary, in connection with the issuance of the Revenue Bonds, as defined and discussed in note 12 to our condensed consolidated financial statements, has certain non-financial debt covenants with which DCEMB must comply. As of September 30, 2014, we were in compliance with these debt covenants.

The loan agreements relating to the 7.5% Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of September 30, 2014, we were in compliance with these debt covenants.

The convertible note purchase agreements relating to the SLG Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of September 30, 2014, we were in compliance with these covenants.

The GE Credit Agreement, as defined and discussed in note 12 to our condensed consolidated financial statements, contains certain covenants with which we must comply. As of September 30, 2014, we were in compliance with these covenants.

The Mavrix Note, as defined and discussed in note 12 to our condensed consolidated financial statements, contains certain debt covenants with which we must comply. As of September 30, 2014, we were in compliance with these covenants.

The indenture relating to the 5.25% Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of September 30, 2014, we were in compliance with these debt covenants.

The Canton Bonds, as defined and discussed in note 12 to our condensed consolidated financial statements, contain certain debt covenants with which we must comply. As of September 30, 2014, we were in compliance with these covenants.

Risk Management Activities

Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2013 10-K. For the quarter ended September 30, 2014, there were no material changes to our risk management activities.

Critical Accounting Policies

For the nine months ended September 30, 2014, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2013 10-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see note 18 to our condensed consolidated financial statements contained elsewhere herein.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Statement of Operations Data:
Revenue:
Product revenues	87.3%	87.5%	88.7%	88.5%
Service revenues	12.7	12.5	11.3	11.5
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	60.2	76.4	59.0	72.8
Service cost of sales	3.3	4.8	3.7	4.3
Derivative gains on Series I warrant valuation	(1.6)	(3.1)	(0.3)	(1.8)
Selling, general and administrative	38.8	27.3	38.0	32.4
Depreciation and amortization	12.7	11.9	11.9	11.9
Total operating expenses	113.4	117.3	112.3	119.6
Operating loss	(13.4)	(17.3)	(12.3)	(19.6)
Interest expense, net	(8.6)	(10.3)	(7.0)	(10.2)
Other income (expense), net	0.9	(0.9)	(0.3)	(0.4)
Loss from equity method investment	—	—	—	—
Gain from sale of equity method investment	—	—	1.8	—
Gain from sale of subsidiary	—	—	5.8	—
Loss before income taxes	(21.1)	(28.5)	(12.0)	(30.2)
Income tax expense	(0.6)	(0.8)	(1.0)	(0.6)
Net loss	(21.7)	(29.3)	(13.0)	(30.8)
Loss of noncontrolling interest	—	0.1	—	0.2
Net loss attributable to Clean Energy Fuels Corp.	(21.7)	(29.2)	(13.0)	(30.6)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2014

Revenue.  Revenue increased by $17.1 million to $103.4 million in the three months ended September 30, 2014, from $86.3 million in the three months ended September 30, 2013. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 56.4 million gasoline gallon equivalents to 68.6 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 10.4 million gallons. Our net increase in CNG volume was primarily from 16 new refuse customers, 10 new transit customers, six new trucking customers, and two new airport customers, which together accounted for 7.7 million gallons of the CNG volume increase between periods. We also experienced an increase of 3.5 million gallons in CNG volume between periods from our existing refuse, airport, trucking and transit customers. These CNG gallon increases were offset by a decline of 0.8 million gallons related to the loss of three CNG O&M stations for one transit customer between periods. Further, we experienced an increase of 1.3 million gallons in LNG volume between periods, which was primarily due to the addition of 1.6 million gallons from six new trucking customers, two new refuse customers, two new transit customers, and one new industrial customer. These LNG gallon increases were offset by a decrease of 0.3 million gallons from one of our existing transit customers that is in the process of transitioning to CNG buses. We experienced a 0.5 million gallon increase between periods from increased RNG sales, primarily due to increased RNG production at our DCEMB and Canton facilities. We experienced a $16.6 million increase in station construction revenues between periods, primarily due to the completion of four new CNG stations for new refuse, airport and transit customers, two large upgrades for CNG stations for an existing transit customer, and one upgrade for a CNG station for an existing refuse customer. These increases were offset by a $6.0 million decrease in VETC revenue between periods, as we recorded $6.0 million of VETC revenue in the third quarter of 2013 and we recorded no VETC revenue during the third quarter of 2014 due to the expiration of the fuel tax credit on December 31, 2013. Our effective price per gallon charged was $0.90 in the three months ended September 30, 2014, which represents a $0.03 per gallon decrease from $0.93 per gallon in the three months ended September 30, 2013. Revenue attributable to IMW decreased between periods by $1.7 million. Revenue from sales of LCFS Credits also decreased between periods by $1.1 million.

Cost of sales.  Cost of sales increased by $29.2 million to $84.0 million in the three months ended September 30, 2014, from $54.8 million in the three months ended September 30, 2013. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our effective cost per gallon increased by $0.04 per gallon, from $0.58 per gallon during the three months ended September 30, 2013, to $0.62 per gallon in the three months ended September 30, 2014. We experienced a $14.5 million increase in station construction costs between periods due to increased activity. Cost of sales that IMW incurred increased between periods by $4.7 million due to increased manufacturing costs between periods related to equipment sold for a mining power project in Australia.

Derivative gains on Series I warrant valuation.  Derivative gain increased by $1.9 million to $3.3 million in the three months ended September 30, 2014, from a $1.4 million gain in the three months ended September 30, 2013. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 17 to our condensed consolidated financial statements contained elsewhere in this report).

Selling, general and administrative.  Selling, general and administrative expenses decreased by $5.3 million to $28.2 million in the three months ended September 30, 2014, from $33.5 million in the three months ended September 30, 2013. This decrease was driven by a $2.9 million decrease in our stock based compensation expense, a $0.6 million decrease in our travel and entertainment expenditures, a $0.6 million decrease in our bad debt expense, and a combined $1.2 million decrease in rent and occupancy, research and development, and sales and marketing expenses between periods.

Depreciation and amortization.  Depreciation and amortization increased by $1.4 million to $12.3 million in the three months ended September 30, 2014, from $10.9 million in the three months ended September 30, 2013. This increase was primarily due to additional depreciation expense in the three months ended September 30, 2014 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network.

Interest expense, net.  Interest expense, net, increased by $3.3 million to $10.7 million for the three months ended September 30, 2014, from $7.4 million for the three months ended September 30, 2013. This increase was primarily the result of an increase in interest expense related to the additional $10.0 million advanced under the Mavrix Note in September and December 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 12 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, decreased by $1.6 million to $0.9 million of expense for the three months ended September 30, 2014, compared to $0.7 million of income for the three months ended September 30, 2013. This decrease was primarily due to foreign currency exchange rate changes between periods related to IMW.

Income tax expense. Income tax expense increased $0.2 million to $0.8 million for the three months ended September 30, 2014, from $0.6 million for the three months ended September 30, 2013. This increase was primarily due to an increase in IMW’s income between periods.

Loss (income) of noncontrolling interest.  During the three months ended September 30, 2014 and 2013, we recorded a loss of $0.1 million and $0.0 million, respectively, for the noncontrolling interest in the net loss of DCEMB. The noncontrolling interest represents the minority interest (30% through September 4, 2014, and increased to 49% thereafter) of our joint venture partner (see note 2 to our condensed consolidated financial statements contained elsewhere herein).

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014

Revenue.  Revenue increased by $29.3 million to $296.8 million in the nine months ended September 30, 2014, from $267.5 million in the nine months ended September 30, 2013. A portion of this increase was the result of an increase in the number of gallons delivered between periods from 158.9 million gasoline gallon equivalents to 192.7 million gasoline gallon equivalents. This increase in volume was primarily from an increase in CNG sales of 23.7 million gallons. Our net increase in CNG volume was primarily from 23 new refuse customers, 13 new transit customers, eight new trucking customers, and three new airport customers, which together accounted for 15.3 million gallons of the CNG volume increase between periods. We also experienced an increase of 13.4 million gallons in CNG volume between periods from our existing refuse, airport, transit and trucking customers. These CNG gallon increases were offset by a decline of 2.2 million gallons associated with the sale of our 49% interest in our Peruvian joint venture in March 2013 and 2.8 million gallons related to the loss of three CNG O&M stations for one transit customer. Further, we experienced an increase of 7.8 million gallons in LNG volume between periods, which was primarily due to a combination of 5.2 million gallons from 10 new trucking customers, five new industrial customers, three new transit customers, and one new refuse customer. We also experienced an increase of 2.6 million gallons from existing industrial and trucking LNG customers. We experienced a 2.3 million gallon increase between periods from increased RNG sales, primarily due to increased RNG production at our DCEMB and Canton facilities. Our effective price per gallon charged was $0.92 in the nine months ended September 30, 2014, which represents a $0.04 per gallon increase from $0.88 per gallon in the nine months ended September 30, 2013. We experienced a $32.6 million increase in station construction revenues between periods, primarily due to the completion of 12 new CNG stations for new refuse, airport, transit and industrial customers, two large upgrades of CNG stations for an existing transit customer, and 11 upgrades for CNG stations for existing refuse and other transit customers. Revenue attributable to IMW increased between periods by $5.5 million. These increases were offset by a $38.1 million decrease in VETC revenue between periods, as we recorded $38.1 million of VETC revenue in the nine months ended September 30, 2013, including $20.8 million related to recording all the 2012 VETC revenue in the first quarter of 2013, and we recorded no VETC revenue in the nine months ended September 30, 2014 due to the expiration of the fuel tax credit on December 31, 2013. We experienced a $0.9 million decrease in revenue from sales of LCFS Credits between periods. Revenue also decreased by $7.0 million between periods due to decreased sales of natural gas vehicle equipment and emission control services by BAF, as we sold BAF in June 2013.

Cost of sales.  Cost of sales increased by $61.4 million to $228.9 million in the nine months ended September 30, 2014, from $167.5 million in the nine months ended September 30, 2013. Our cost of sales primarily increased between periods as a result of delivering more volume to our customers. Our effective cost per gallon increased by $0.06 per gallon between periods, from $0.58 per gallon in the nine months ended September 30, 2013, to $0.64 per gallon in the nine months ended September 30, 2014. We experienced a $27.8 million increase in station construction costs between periods due to increased activity. Cost of sales that IMW incurred increased between periods by $8.5 million due to increased sales between periods, and higher manufacturing costs related to equipment sold for a mining power project in Australia during the third quarter of 2014. These increases were offset by a $6.8 million decrease in costs related to BAF’s vehicle equipment sales and emission control services between periods as we sold BAF in June 2013.

Derivative gains on Series I warrant valuation.  Derivative gain increased by $4.5 million to $5.4 million in the nine months ended September 30, 2014, from a $0.9 million in the nine months ended September 30, 2013. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 17 to our condensed consolidated financial statements contained elsewhere herein).

Selling, general and administrative.  Selling, general and administrative expenses decreased by $5.5 million to $96.1 million in the nine months ended September 30, 2014, from $101.6 million in the nine months ended September 30, 2013. This decrease was driven by a $8.1 million decrease in our stock based compensation expense, a $1.4 million reduction in our sales and marketing expenses, and a $1.2 million decrease in our travel and entertainment expenses between periods. We also experienced a $0.7 million decrease between periods related to the move of our corporate office to Newport Beach, California during the second quarter of 2013. These decreases were offset by a $4.7 million increase in salaries and employee benefits between periods, primarily due to higher average salaries and benefits per employee during the first nine months of 2014 compared to 2013, a $0.3 million increase in business insurance between periods, and the effect of recording $0.9 million of lower gains on the IMW contingent consideration in the nine months ended September 30, 2014.

Depreciation and amortization.  Depreciation and amortization increased by $3.5 million to $35.4 million in the nine months ended September 30, 2014, from $31.9 million in the nine months ended September 30, 2013. This increase was primarily due to additional depreciation expense in the nine months ended September 30, 2014 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network.

Interest expense, net.  Interest expense, net, increased by $11.5 million to $30.3 million for the nine months ended September 30, 2014, from $18.8 million for the nine months ended September 30, 2013. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in June 2013, the aggregate $15.0 million advanced under the Mavrix Note in April, September and December 2013, and the $250.0 million of convertible notes we issued in September 2013 (see note 12 to our condensed consolidated financial statements for a description of our outstanding debt).

Other income (expense), net.  Other income (expense), net, increased by $0.2 million to $1.0 million of expense for the nine months ended September 30, 2014, compared to $0.8 million of expense for the nine months ended September 30, 2013. This increase was primarily due to foreign currency exchange rate changes between periods related to IMW.

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

Income tax expense. Income tax expense decreased $0.8 million to $1.9 million for the nine months ended September 30, 2014, from $2.7 million for the nine months ended September 30, 2013. The decrease was primarily due to the tax related to the gain from the sale of our 49% interest in our Peruvian joint venture that we recorded during the first quarter of 2013.

Loss of noncontrolling interest.  During the nine months ended September 30, 2014 and 2013, we recorded $0.5 million and $0.0 million, respectively, for the noncontrolling interest in the net loss of DCEMB. The noncontrolling interest represents the minority interest (30% through September 4, 2014, and increased to 49% thereafter) of our joint venture partner (see note 2 to our condensed consolidated financial statements contained elsewhere herein).

Seasonality and Inflation

To some extent, we experience seasonality in our results of operations. Natural gas vehicle fuel amounts consumed by some of our customers tend to be higher in summer months when buses and other fleet vehicles use more fuel to power their air conditioning systems. Natural gas commodity prices tend to be higher in the fall and winter months due to increased overall demand for natural gas for heating during these periods.

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

Liquidity

Cash used in operating activities was $56.4 million for the nine months ended September 30, 2014, compared to $2.4 million for the nine months ended September 30, 2013. Operating cash flows decreased between periods primarily due to the reduced collection of VETC revenues during the first nine months of 2014 as compared to 2013 (as the credit expired on December 31, 2013). We recognized $38.1 million of VETC revenue in the nine months ended September 30, 2013, and we did not recognize any VETC revenue in the nine months ended September 30, 2014. Interest expense also increased in the first nine months of 2014 as we had higher debt balances outstanding during the period. We also experienced other working capital changes between periods due to timing differences related to various cash flows.

Cash used in investing activities was $79.8 million for the nine months ended September 30, 2014, compared to $45.8 million for the nine months ended September 30, 2013. We purchased property and equipment for $75.1 million in the nine months ended September 30, 2014, which is an increase of $15.1 million from $60.0 million paid to purchase property and equipment in the nine months ended September 30, 2013. This increase is primarily related to capital expenditures for RNG production plants and CNG and LNG station equipment, which includes $18.4 million for the purchase of 67 CNG-In-A-Box units, which consist of relatively small, turnkey, self-contained CNG stations, from Peake Fuel Solutions, LLC. Additionally, we had $4.0 million of maturities of short term investments, net of purchases, during the nine months ended September 30, 2014, which is a decrease of $2.9 million from our $6.9 million of maturities of short term investments, net of purchases, in the nine months ended September 30, 2013. These increases were offset by the $19.1 million decrease in restricted cash between periods. During the nine months ended September 30, 2013, we received $6.1 million related to the sale of our Peruvian joint venture, paid $9.0 million related to the purchase of MGES, and transferred BAF’s cash balance of $1.2 million to the buyer in connection with the sale of that entity. The loans we made to our customers to assist them in purchasing natural gas vehicles increased to $5.0 million in the nine months ended September 30, 2014, from $2.2 million in the nine months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, we also collected on or sold $4.9 million and $3.1 million, respectively, of loans previously made to our customers.

Cash provided by financing activities for the nine months ended September 30, 2014 was $10.7 million, compared to $292.0 million for the nine months ended September 30, 2013. The decrease is primarily attributed to reduced borrowings of $283.2 million between periods and an increase in repayments of $12.5 million between periods, offset in part by the exercise by Cambrian of the Cambrian Option to purchase 19% of DCE for $7.0 million in the three months ended September 30, 2014.  Also, in the first nine months of 2013, we paid $7.5 million of debt issuance costs, primarily related to our issuance of the 5.25% Notes, compared to $0.9 million of debt issuance costs paid in the first nine months of 2014.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of our outstanding indebtedness and the principal and interest we are obligated to pay on this indebtedness, our capital expenditure requirements (which consist primarily of station construction costs, LNG plant construction costs, RNG plant construction costs and the purchase of LNG tanker trailers and equipment) and any merger or acquisition activity.

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash provided by financing activities. At September 30, 2014, we had total cash and cash equivalents and short term investments of $248.1 million, compared to $378.3 million at December 31, 2013.

On November 7, 2012, we, through two wholly owned subsidiaries (the “Borrowers”), entered into the GE Credit Agreement with GE. Pursuant to the agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG plants, each with an expected production capacity of approximately 250,000 LNG gallons per day. At September 30, 2014, the Borrowers had not drawn any amounts under the GE Credit Agreement.

During the third quarter of 2014, we determined that we would not draw any amounts under the GE Credit Agreement to build the two LNG plants during 2014, although we continue to believe that to be successful we will need to secure, through our own plants or other means, additional supplies of LNG in the future. The GE Credit Agreement and the potential loans from GE thereunder expire if not drawn on by December 31, 2014.  As a result, we requested an extension to permit us to draw on the loans under the GE Credit Agreement by December 31, 2016.  Such extension had not been granted at September 30, 2014.

Capital Expenditures

Our business plan calls for approximately $9.5 million in capital expenditures from October 1, 2014 through end of 2014, primarily related to construction of CNG fueling stations. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, services and production industries, including RNG production, to make capital expenditures to build additional LNG production facilities or to otherwise secure future LNG supply, and to use capital for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures or investments that we cannot fund through available cash or cash generated by operations. The timing and necessity of any future capital raise may depend on various factors, including our rate of new station construction and any potential merger or acquisition activity, and other factors described under “Liquidity and Capital Resources” above.  We may seek to raise additional capital we need through one or more sources, including, without limitation, selling assets, obtaining new or restructuring existing debt, or obtaining additional equity capital, or any combination of these or other available sources of capital.  We may not be able to raise capital, when needed, on terms that are favorable to us or existing stockholders, or at all. Any inability to raise capital may impair our ability to invest in new stations, develop natural gas fueling infrastructure and invest in strategic transactions or acquisitions and may reduce our ability to grow our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements

At September 30, 2014, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $35.5 million,

•                  take-or-pay contracts for the purchase of LNG,

•                  long-term equipment supply contracts, and

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

We have six contracts that require us to purchase minimum volumes of LNG at index based prices. One contract expires in March 2015, one contract expires in June 2015, two contracts expire in December 2015 and two contracts expire in October 2017.

We have long-term equipment supply contracts that require us to purchase tanks and dryers from two vendors. One contract expires in September 2016 and the other contract expires in September 2017. Total committments under these two contracts is $5.4 million.

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

Natural gas costs represented 25% (or 31% excluding BAF, IMW and Northstar) of our cost of sales for 2013 and 27% (or 32% excluding IMW and Northstar) for the nine months ended September 30, 2014.

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

The fair value of the futures contracts we may use is based on quoted prices in active exchange traded or over the counter markets, which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to market conditions. In an effort to mitigate the volatility in our earnings related to futures contract activities, our board of directors adopted a natural gas hedging policy which restricts our ability to purchase natural gas futures contracts and to offer fixed price sales contracts to our customers. We plan to structure prospective futures contracts so that they will be accounted for as cash flow hedges under the FASB guidance, but we cannot be certain they will qualify. For more information, please refer to Part II of our 2013 10-K under “Risk Management Activities”.

In prior years, we have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the futures contracts we held as of the end of our latest fiscal year to hedge the fixed price component of our supply contracts. That sensitivity analysis generally reflected the expected fluctuation in the value of any such contracts if the price of natural gas were to fluctuate (increase or decrease) by a specified percentage from the price quoted on NYMEX as of the end of our latest fiscal year. We did not perform such a sensitivity analysis as of September 30, 2014 because we did not have any futures contract outstanding at September 30, 2014.

Foreign exchange rate risk.  Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity in our financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $1.4 million of loss for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, our primary exposure to foreign currency rates related to our Canadian operations that had certain working capital balances denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of September 30, 2014, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.8 million.

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

For the nine months ended September 30, 2014, we incurred pre-tax losses of $89.5 million, which included a derivative gain of $5.4 million related to marking to market the value of our Series I warrants (see note 17 to our condensed consolidated financial statements included in this report). In 2011, 2012 and 2013, we incurred pre-tax losses of $48.2 million, $99.6 million and $63.2 million, respectively. Our losses for 2011, 2012 and 2013 included derivative gains of $2.7 million, $3.4 million and $0.9 million, respectively, relating to marking to market the value of our Series I warrants (see note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2013). During 2011 and 2013, our losses were substantially decreased by approximately $17.9 million and $45.4 million of revenue, respectively, from federal fuel tax credits. The program under which we received such credits expired on December 31, 2013. We may never achieve or maintain profitability and our failure to do so would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall. In addition, if the price of our common stock increases when our Series I warrants are outstanding, we may be required to recognize material losses based on the valuation of the outstanding Series I warrants.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to repay our debt.

At September 30, 2014, our total consolidated indebtedness was $619.6 million, including an aggregate of $295.0 million principal amount of convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 bearing interest at a rate of 7.5% per annum (the “Series 2011 Notes”) and an aggregate of $250.0 million principal amount of convertible notes we issued in September 2013 bearing interest at a rate of 5.25% per annum (the “Series 2013 Notes”). Further, in connection with our investment in and purchase of property from NG Advantage LLC in October 2014, we incurred an aggregate of $9.1 million of additional indebtedness and obligated ourselves to transfer an additional $20.5 million to NG Advantage LLC in 2015. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $41.2 million for the year ending December 31, 2014. Our ability to make scheduled payments of the principal of and interest on our indebtedness, or to refinance our indebtedness (should we decide to do so), depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, should we decide to do so, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, our existing and future indebtedness may contain various restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all the borrowed funds thereunder, together with accrued and unpaid interest, due and payable, thereby causing all of our available cash flow to be used to pay such indebtedness, which could reduce the amount of cash available to pursue our business plans or could force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts. Further, we may issue shares of our common stock to repay the Series 2011 Notes and the Series 2013 Notes, and any such issuances would dilute our existing stockholders and could cause our stock price to decline.

We may find it necessary to incur substantially more debt.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The agreements governing much of our existing indebtedness do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur additional indebtedness in the future, these higher levels of indebtedness may increase the risk that we would be unable to repay our debt or make other required payments and/or adversely affect our creditworthiness generally, which could limit our ability to obtain further debt or equity financing and/or restrict our flexibility in responding to changing business and economic conditions and negatively impact our business.

Our success is dependent upon fleets’ and other consumers’ willingness to adopt natural gas as a vehicle fuel.

Our success is highly dependent upon the adoption by fleets and other consumers of, and we are subject to substantial risk of small or reduced demand for, natural gas as a vehicle fuel.  If the market for natural gas as a vehicle fuel does not develop as we expect or develops more slowly than we expect, or if we are not able to capture a significant share of any market that does develop, our business, prospects, financial condition and operating results will be harmed.  The market for natural gas as a vehicle fuel is a relatively new, rapidly evolving market characterized by intense competition, evolving government regulation and industry standards and changing consumer demands and behaviors.

Factors that may influence the adoption of natural gas as a vehicle fuel include:

•                  Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•                  The availability of natural gas and the price of natural gas compared to gasoline, diesel and other vehicle fuels;

•                  Volatility in the cost of oil, gasoline and natural gas;

•                  Perceptions about greenhouse gas emissions (also known as “fugitive methane emissions”) from natural gas production and transportation methods, as well as from natural gas vehicles;

•                  The availability and acceptance of other alternative fuel vehicles;

•                  Improvements in the fuel economy of gasoline or diesel engines;

•                  Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle;

•                  The availability of service for natural gas vehicles;

•                  The environmental consciousness of fleets and consumers; and

•                  Concerns with the content of the natural gas supplied by natural gas fueling stations.

In addition, our business will be negatively affected if our natural gas fueling stations experience mechanical or operational difficulties.

The volatility of natural gas prices could adversely impact the adoption of CNG and LNG vehicle fuel and our business.

In the recent past, the price of natural gas has been volatile, and this volatility may continue. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we cannot pass the increased costs on to our customers. Conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers. In addition, higher natural gas prices relative to gasoline and diesel prices would adversely affect the adoption of compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG”) as vehicle fuels and, consequently, our business. Among the factors that can cause fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, negative publicity surrounding natural gas drilling techniques, level of consumer demand, economic conditions, the price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. In particular, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and on transporting and dispensing natural gas. Hydraulic fracturing and horizontal drilling techniques has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through hydraulic fracturing or horizontal drilling, as well as any changes to the regulations relating to transporting or dispensing natural gas, could lead to increased natural gas prices.

If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, potential customers will have less incentive to purchase natural gas vehicles, which would decrease demand for CNG and LNG and limit our growth.

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If the prices of CNG and LNG do not remain sufficiently below the prices of gasoline and diesel, operators may delay the purchase of natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner. Our ability to offer CNG and LNG fuel to our customers at lower prices than gasoline and diesel depends in part on natural gas prices remaining lower, on an energy equivalent basis, than oil prices. If the price of oil, gasoline and diesel decreases without a corresponding decrease in the price of natural gas, or if the price of natural gas increases without a corresponding increase in the price of gasoline and diesel, it will make it more difficult for us to offer our customers discounted prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Recent and significant volatility in oil, gasoline and natural gas prices make it difficult to predict future transportation fuel costs. In addition, any new regulations imposed on extracting, transporting or dispensing natural gas in the United States, particularly on production of natural gas through hydraulic fracturing or horizontal drilling techniques, could increase the costs of domestic gas production or make it more costly to produce natural gas in the United States, which could lead to substantial increases in the price of natural gas relative to the prices of gasoline and diesel. Any decrease in the cost savings offered by using natural gas vehicles could result in fewer purchase of or conversions to natural gas vehicles, which would cause our customer base and our sales of natural gas fuel to decrease and our business to suffer.

If the Cummins Westport ISX 12G natural gas engine (or a comparable engine) is not adopted by truck operators as quickly or to the extent we anticipate, our results of operations and business prospects will be adversely affected.

We believe the development and expansion of the U.S. natural gas heavy-duty truck market, and the execution of our America’s Natural Gas Highway (“ANGH”) initiative, depends upon the successful adoption of the Cummins Westport ISX 12G natural engine (or a comparable engine that we believe would be well-suited for the U.S. heavy-duty truck market) and the development of a meaningful market in the U.S. for heavy-duty natural gas trucks.  Natural gas engines may not be adopted and deployed by heavy-duty truck operators in meaningful numbers or as quickly as we anticipate. Heavy-duty trucks powered by natural gas engines cost more, as compared to comparable gasoline or diesel trucks, and may experience, or be perceived to experience, more operational or performance issues. If meaningful numbers of natural gas heavy-duty truck engines are not deployed, if such deployment is slower than expected, or if a meaningful number of the engines that are deployed are not fueled at our stations, our business and financial results would be harmed.

The failure of our America’s Natural Gas Highway initiative and our effort to fuel a substantial number of natural gas heavy-duty trucks would materially and adversely affect our financial results and business.

We are seeking to fuel a substantial number of natural gas heavy-duty trucks, and in connection with that effort we are building America’s Natural Gas Highway, a network of natural gas truck-friendly fueling stations. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway require a significant commitment of capital and other resources, and our ability to successfully execute our plans faces substantial risks, including:

•                  Our ANGH stations have primarily been built to initially provide LNG and LNG costs more than CNG on an energy equivalent basis. If CNG becomes the preferred fuel for truck operators, we would be required to spend significant additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital for that purpose;

•                  Truck and vehicle operators may not fuel at our stations;

•                  We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market (including the Cummins Westport ISX 12G engine);

•                  Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside our control;

•                  We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•                  Many ANGH stations (approximately 60 stations at September 30, 2014) have been completed before there are sufficient numbers of customers who will fuel at the stations, and if such customers do not materialize, we will continue to have substantial investments in assets that do not produce revenues equal to or more than their costs and we may lose money on LNG that is supplied to the stations but is not purchased by customers.

We must effectively manage these risks and any other risks that may arise in connection with the ANGH build-out to successfully execute our business plan. If the U.S. market for heavy-duty natural gas trucks does not develop or if we fail to successfully execute our ANGH initiative and fuel a substantial number of natural gas heavy-duty trucks, our financial results, operations and business, and our ability to repay our debt, will be materially and adversely affected.

Automobile and engine manufacturers produce very few originally manufactured natural gas vehicles and engines for the United States and Canadian markets, which may limit our sales of CNG, LNG and RNG.

Limited availability of natural gas vehicles and engine sizes restricts their wide scale introduction and narrows our potential customer base. Original equipment manufacturers produce a small number of natural gas engines and vehicles in the U.S. and Canadian markets, and they may not decide to expand their natural gas engine or vehicle product lines, and/or they may discontinue or curtail their existing natural gas engine or vehicle product lines. A limited supply of natural gas vehicles restricts our ability to promote natural gas vehicles, limits our customer base and natural gas fuel sales and incentivizes existing manufacturers to charge a premium for such vehicles.

Natural gas vehicles may require servicing and further technology refinements to address performance issues that may occur as vehicles are deployed in large numbers. If heavy-duty natural gas truck purchasers are not satisfied with truck performance, additional heavy-duty truck engine manufacturers do not enter the market for natural gas engines, or natural gas engines are not otherwise developed, produced and adopted in greater numbers, our ANGH investments and natural gas fueling business may be significantly impaired, which would adversely affect our business and financial performance.

We may need to raise additional debt or equity capital to continue to fund the growth of our business.

At September 30, 2014, we had total cash and cash equivalents of $114.7 million and short-term investments of $133.4 million. Our business plan calls for approximately $9.5 million in capital expenditures from October 1, 2014 through the end of 2014, as well as substantial capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness or for unanticipated expenses, mergers and acquisitions and strategic investments. In addition, we have committed to future payments that we will be required to make in connection with prior acquisitions that at September 30, 2014 totaled $1.6 million.

Equity or debt financing options may not be available when needed or on terms favorable to us, or at all. Additional issuances of our common stock or securities convertible into our common stock will dilute existing stockholders and may result in a decline in our stock price. We may also pursue debt financing options including, but not limited to, equipment financing, the sale of convertible notes, high yield debt, asset -based loans, term loans, project finance debt, municipal bond financing or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. If we are unable to obtain debt or equity financing in amounts sufficient to fund our business plan, or any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we will be forced to suspend, delay or curtail these capital expenditures or other transactions, which would harm our business, results of operations, and future prospects.

Our business is influenced by government incentives and mandates for clean burning fuels and alternative fuel vehicles.

Our business is influenced by federal, state and local government tax attributes, credits, rebates, grants and similar incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Some government programs and incentives have recently expired, such as the federal volumetric excise tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which expired December 31, 2013 and has not been reinstated. In 2011 and 2013 we recorded approximately $17.9 million and $45.4 million of revenue, respectively, related to VETC fuel tax credits, representing approximately 6.1% and 12.9%, respectively, of our total revenue during the periods. If expired incentives are not reinstated or extended, or if new incentives are not implemented, our revenue and financial performance may be adversely affected. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the Federal Renewable Fuel Standard Phase 2, under which we generate credits (“LCFS Credits” and RIN Credits,” respectively) by selling natural gas and RNG as a vehicle fuel, would adversely affect our financial condition. Furthermore, the failure of any proposed federal, state or local government incentives that promote the use of natural gas as a vehicle fuel or mandate reductions in carbon emissions and/or the use of renewable fuels to pass into law could result in a negative perception of our industry and business by the market generally and could result in a decline in the market price of our common stock. Moreover, if grant funds are not available under government programs for the purchase and construction of natural gas vehicles and stations, these activities could slow and our business and results of operations may be adversely affected.

Our business depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of natural gas and RNG as a vehicle fuel. Industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we have, invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. Any delay, repeal or modification of federal or state regulations or programs that encourage the use of natural gas and RNG as a vehicle fuel would harm us.  In particular, the California Air Resources Board recently proposed changing its carbon intensity number for CNG, LNG and RNG to take into account alleged system-wide methane losses.  Such a change would result in fewer carbon benefits associated with use of natural gas as a vehicle fuel and would adversely affect our business.

We face increasing competition from oil and gas companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities, fuel station and truck stop owners, and other organizations that may have far greater resources and brand awareness than we have.

A significant number of established businesses, including oil and gas companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and station owners, fuel providers and other organizations have entered or are planning to enter the natural gas fuels market. For example, Love’s Travel Stops is adding CNG refueling infrastructure to its travel-center network. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may give existing competitors and new market entrants competitive advantages. In addition, in the U.S. heavy-duty truck market, we compete with market participants who advocate the adoption of CNG over LNG, and operators may prefer to purchase CNG from competitors. Natural gas utilities, particularly in California, continue to own and operate natural gas fueling stations that compete with our stations. The California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington, Kentucky and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages, including their typically lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

We expect competition to intensify in the near term in the market for natural gas vehicle fuel, assuming that the use of natural gas vehicles and the demand for natural gas vehicle fuel increases. Increased competition will lead to amplified pricing pressure and reduced operating margins. Our failure to compete successfully in the markets in which we operate would adversely affect our business and financial results.

We are subject to risks associated with our station construction and similar activities, including difficulties identifying suitable station locations, zoning, permitting or other local resistance, cost overruns, delays, and other contingencies, any of which could have a material adverse effect on our business and results of operations.

In connection with our station construction operations, we may not be able to identify, obtain and retain sufficient permits, approvals and other rights to use suitable locations for the stations we or our customers seek to build. We may also encounter land use or zoning difficulties or other local resistance with respect to stations that prohibits us or our customers from building new stations on preferred sites or limits or restricts the use of new or existing stations. Any such difficulties, resistance or limitations could damage our reputation and harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of the projects. Cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects that we build and own, result in our failure to achieve an acceptable rate of return.

Our manufacturing operations could subject us to significant costs and other risks, including product liability claims.

Our subsidiary IMW Industries, Ltd. (“IMW”) designs, manufactures and services non-lubricated natural gas compressors and other equipment used in CNG stations.  The equipment IMW produces and sells may not perform as expected, according to legal or other specifications, or at all. IMW may incur significant and unexpected costs in the product life cycle, including costs incurred to fix any discovered performance errors, and to repair any product malfunctions. The scope and likelihood of these risks continues to increase as IMW makes efforts to scale up its production capabilities and expand its services to new geographic and other markets. The occurrence of any of these risks could damage our customer relationships and reputation, delay the launch of new IMW products, force product recalls and/or result in product liability claims, any one of which could have a material adverse effect on our results of operations and financial condition.

Our warranty reserves may not adequately cover our warranty obligations and increased or unexpected product warranty claims could adversely impact our financial condition and results of operations.

We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues. The amounts estimated could differ materially from actual warranty costs that may ultimately be realized. An increase in the rate of warranty claims, the amounts involved with each warranty claim or the occurrence of unexpected warranty claims could have a material adverse effect on our financial condition or results of operations.

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

Our global operations expose us to additional risks and uncertainties.

We have operations in a number of countries, including the United States, Canada, China, Colombia, Bangladesh and Peru. Our natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described in these risk factors, our global operations may subject us to other risks and uncertainties that may limit our ability to operate our business, including:

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

•                  Difficulties enforcing agreements and collecting receivables;

•                  Difficulties ensuring compliance with the laws and regulations of multiple jurisdictions;

•                  Difficulties ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by the local office;

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

We may encounter challenges managing any growth we may experience, which may divert resources and limit our ability to successfully expand our operations.

We have been and expect to continue to be engaged in a period of rapid and substantial growth, which places a strain on our operational infrastructure and imposes significant added responsibilities on members of our management. Our ability to effectively manage any additional growth we may experience requires us to hire, train and integrate necessary personnel to further develop our operational, financial and management controls, expand and improve our financial reporting and legal compliance systems, and improve management of our natural gas station construction, maintenance and operations projects. If we are not able to manage our business growth and operations in a cost-effective manner, our operating results may be negatively impacted.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional qualified personnel, our ability to develop and successfully market our business would be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical and finance personnel. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. All of our executive officers and other United States employees may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to retain our executive officers and key employees, our business, operating results and financial condition could be harmed. In addition, our management team has a long history of working together, and we believe that our key executives have developed highly successful and effective working relationships. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic, which may cause our operations to suffer.

We have significant contracts with federal, state and local government entities that are subject to unique risks.

We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various federal, state and local governmental bodies, which accounted for approximately 21% of our revenues for the nine months ended September 30, 2014 and approximately 21%, 33% and 19% of our annual revenues in 2011, 2012 and 2013, respectively. In addition to our normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long- term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition.

Further, government contracts are frequently awarded only after competitive bidding processes, which have been and may continue to be protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests, any of which could harm our business and results of operations.

We may never initiate or complete construction of the GE Plants. If we commence construction of either GE Plant, we may encounter difficulties building them and we would need to comply with significant obligations to GE.

Our ability to commence development and construction of two LNG production facilities (the “GE Plants”) to be financed under our credit agreement with General Electric Capital Corporation (“GE”) will depend on our satisfaction of a number of conditions, including the availability of sites upon which to construct the GE Plants, our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2014, GE’s obligation to fund the GE Plants will terminate. During the third quarter of 2014, we determined that we would not satisfy the conditions to draw any amounts to build the GE Plants during 2014, and as a result we have requested an extension of the requirement to draw such amounts from December 31, 2014 to December 31, 2016. Such extension had not been granted as of the date of this report. We continue to believe that we will need to secure, through our own plants or other means, additional supplies of LNG in the future in order to be successful, and we may not be able to satisfy our LNG supply needs if we do not build the GE Plants, which would adversely affect our business, financial condition and operating results.

If we commence construction of either GE Plant, we may not be able to comply with all of our obligations to GE under the applicable credit agreement. For example, we may not complete one or both of the GE Plants within the required time period, or we may not make our required equity contributions to the GE Plants, which consist of all funding required to complete the plants in excess of the $200 million to potentially be loaned to us by GE. The GE Plants may cost more than we expect, and we may not be able to pay any additional costs. If the GE Plants are completed, they may not generate enough cash flow to pay our obligations to GE because they may experience operational difficulties or inefficiencies or we may not be able to sell enough of the LNG the GE Plants produce. If we construct the GE Plant and we do not fulfill our obligations to GE, we would lose some or all of our investments in the GE Plants.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline and our business would suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy-duty trucks, or the perception that electric heavy-duty trucks may soon be widely available and provide satisfactory performance in heavy-duty applications, may reduce demand for heavy-duty natural gas trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of or conversion to natural gas vehicles, or which otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative fuel vehicles.

Our ability to obtain LNG is constrained by fragmented and limited production and increasing competition for LNG supply.

Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices, when needed, or at all. If LNG liquefaction plants we own, or if any from which we purchase LNG, are damaged by severe weather, earthquakes or other natural disasters or otherwise experience prolonged down time, if any such plants cannot produce LNG meeting applicable composition specifications and requirements, or if we or others do not build additional LNG liquefaction plants, our LNG supply will be restricted.  If we are unable to supply enough LNG that satisfies applicable specifications (either from our own plants or by purchasing it from third parties) to meet customer demand, we may lose customers and/or be liable to our customers for penalties and damages. Competition for LNG supply is escalating. For example, we increasingly compete to purchase LNG with other companies that use LNG to fuel equipment deployed in oil and gas production activities. In addition, the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it will constrain our ability to serve the market for LNG fuel, including supplying LNG fuel to heavy-duty truck customers, and will adversely affect our investments in America’s Natural Gas Highway. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited and our relationships with existing customers may be disrupted, any of which could adversely affect our results of operations.  Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease due to our increased transportation costs.

LNG supply purchase commitments may exceed demand, causing our costs to increase.

We are a party to six LNG supply agreements that have a take-or-pay commitment, and we may enter into additional contracts with take-or-pay commitments. Take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline, if we lose significant LNG customers, if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, or if future demand for LNG does not meet our expectations, these commitments may cause our operating and supply costs to increase and our margins may be negatively impacted.

Compliance with potential greenhouse gas regulations affecting our LNG plants or fueling stations may prove costly and negatively affect our financial performance.

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Other states and the federal government are considering passing measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with federal or state regulation of greenhouse gas emissions from our LNG plants, CNG and LNG stations or RNG production facilities, if any, and these unknown costs are not contemplated by our current customer agreements. These unanticipated costs may have a negative impact on our financial performance, reduce our margins and impair our ability to fulfill customer contracts.

Our operations entail inherent safety and environmental risks that may result in substantial liability to us.

Our operations entail inherent risks, including equipment defects, malfunctions and failures, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Improper refueling of LNG vehicles can result in venting of methane gas, which is a potent greenhouse gas, and LNG -related methane emissions may in the future be regulated by the U.S. Environmental Protection Agency (“EPA”) or by state regulatory agencies. Additionally, CNG fuel tanks and trailers, if damaged by accidents or improperly maintained or installed, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We directly lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers in the future. There are risks associated with providing financing or leasing that could cause us to lose money. These risks include the following: (i) the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen, (ii) the borrower may default on payments, enter bankruptcy proceedings and/or liquidate, (iii) we may not be able to bill properly or track payments in an adequate fashion to sustain growth of this service, and (iv) the amount of capital available to us is limited and may not allow us to make loans required by customers. Some of our customers, such as taxi owners, may depend on the CNG vehicles that we finance for or lease to them as their sole source of income, which may make it difficult for us to recover the collateral in a bankruptcy proceeding. As of September 30, 2014, we had $6.4 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, building codes and construction, land use and taxation, among others. It is difficult and costly to manage the requirements of every individual authority having jurisdiction over our various activities and to comply with these varying standards. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expenses to us and our customers. Additionally, failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

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

Our RNG business may not be successful.

We completed RNG production facilities in Canton, Michigan and North Shelby, Tennessee in 2012 and March 2014, respectively, and we own a RNG production facility at the McCommas Bluff landfill outside of Dallas, Texas. We are also seeking to increase our RNG business by pursuing additional projects. We may not be successful in operating or developing these projects or any future projects or generating a financial return from our investments. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the absence of government programs and regulations that support such activities. The success of our RNG business depends on our ability to obtain necessary financing, to successfully manage the construction and operation of RNG production facilities and to either sell RNG at substantial premiums to current conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RIN and LCFS Credits. If we are not successful at one or more of these activities, our business and financial results may be materially and adversely affected.

The market for RIN Credits and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RIN Credits and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold. In the absence of state and federal programs that support premium prices for RNG or that allow us to generate and sell LCFS and RIN Credits or other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to generate reasonable financial returns from these investments, and our financial results could be materially and adversely affected.

We have experienced difficulties producing RNG.

We have experienced difficulty producing the expected volumes of RNG at our operational RNG plants. The contractor we hired to perform expansion work at the McCommas Bluff plant was not able to cause the expanded plant to meet the performance standards specified in our design-build agreement. This performance failure has resulted in lower than expected RNG production at the plant. We are working to improve performance of the plant and are pursuing our remedies under our agreements with the contractor. However, these actions will be costly and time consuming, and may not ultimately be successful. In addition, we have experienced problems with key equipment at our Canton, Michigan production facility, and such problems have resulted in lower than expected RNG production at the plant. We may incur significant additional costs to fix the affected equipment at the Canton plant.

In addition to the difficulties we have experienced at our RNG plants, our ability to produce RNG may be adversely affected by a number of other factors beyond our control, including, but not limited to, limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits, landfill mismanagement, problems with our critical equipment, and adverse or severe weather conditions. In addition, we may seek to upgrade, expand or service our RNG facilities, which may result in plant shutdowns or cause delays that reduce the amount of RNG we produce. Our financial results and operations will be negatively impacted if any of these factors limit our ability to produce sufficient quantities of RNG.

If certain of our subsidiaries do not comply with their financing agreements, we may lose our interest in our RNG production facilities located in Dallas, Texas and Canton, Michigan.

Three of our subsidiaries, Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”) (in which we indirectly own a 51% interest), Canton Renewables, LLC (“Canton”) and Mavrix, LLC (“Mavrix”) have issued secured debt instruments to third parties. DCEMB and Canton directly own our RNG production facilities located in Dallas, Texas and Canton, Michigan, respectively, and Mavrix indirectly owns such facilities because it holds our interests in DCEMB and Canton. If DCEMB, Canton and Mavrix do not comply with their obligations and covenants under these debt instruments (including their obligations to pay principal and interest), we may lose our interests in the RNG production projects they own, and our business and results of operations may be adversely affected.

We may from time to time pursue acquisitions or investments, which could have an adverse impact on our business, as could the integration of any such businesses or investments.

We may acquire or invest in other companies or businesses. For example, in October 2014, we invested in and purchased a CNG station from NG Advantage LLC, a CNG delivery company that offers a virtual natural gas pipeline to large institutions and facilities.  Acquisitions and investments involve numerous risks, any of which could harm our business, including, but not limited to, the following: difficulties integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning vendors, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired or invested in company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we may have limited or no experience; potential loss of key employees, customers and vendors from either our current business or an acquired company’s business; inability to generate sufficient revenue to offset acquisition or investment costs; additional costs or equity dilution associated with funding the acquisition or investment; and possible write-offs or impairment charges relating to the businesses we invest in or acquire. The occurrence of any of these risks would cause our business, financial condition and operating results to suffer.

Our strategic relationship and joint venture with Mansfield could produce less beneficial results than we expect.

On May 6, 2013, we entered into a strategic partnership with Mansfield Energy Corp. (“Mansfield”), which is designed to offer customers a comprehensive natural gas solution. Pursuant to the partnership arrangement, both our sales team and Mansfield’s sales team will offer our natural gas fueling station construction and operational services to current and potential customers. The intent of the strategic partnership is that our offered services will be supported by Mansfield’s large-scale fuel supply capabilities and fuel management systems, in order to provide a comprehensive solution to current and prospective customers. In addition, in September 2014, we formed a joint venture with Mansfield called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the U.S. These relationships with Mansfield may not achieve the degree of success we aim to achieve, could prove to be wholly unsuccessful, and could result in our incurrence of more costs than we presently anticipate. If we are not able to capitalize on these relationships, our prospects, competitive position in our industry and operating results could be harmed.

Our quarterly results of operations have not been predictable in the past and have fluctuated significantly and may continue to do so in the future.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses were approximately $9.8 million, $5.6 million, $11.4 million, $20.9 million, $31.9 million, $11.3 million, $16.3 million, $41.7 million, $3.9 million, $11.9 million, $18.8 million, $32.3 million, $28.6 million, $32.3 million, and $30.1 million for the three months ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014 respectively. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including those described in these risk factors, many of which are beyond our control. If our stock price increases or decreases in future quarters during which our Series I warrants are outstanding, we will be required to recognize corresponding losses or gains related to the valuation of the

Series I warrants that could materially impact our results of operations for the quarter. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant variances in our operating results in prior periods, period-to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of one quarter as an indication of future performance.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of September 30, 2014, there were 90,055,809 shares of our common stock outstanding, 11,565,752 shares underlying outstanding options, 2,016,500 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants (all of which were sold in our registered direct offering that closed in November 2008), 5,000,000 shares underlying a warrant we issued in November 2012 to GE, 19,160,338 shares underlying our Series 2011 Notes and 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

As of September 30, 2014, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans.  If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans.  Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further.  In addition, a number of our directors and officers have entered into Rule 10b5-1 sales plans with a broker to sell shares of our common stock that they hold or that they may acquire upon the exercise of stock options. Sales under these plans will occur automatically without further action by the director or officer once the price and/or date parameters of the particular selling plan are achieved. As of September 30, 2014, 647,000 shares in the aggregate were subject to future sales by our officers and directors under these selling plans. Sales of shares under these plans could also cause the trading price of our common stock to fall.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.

As of September 30, 2014, T. Boone Pickens beneficially owned in the aggregate approximately 24.18 % of our common stock (including 18,139,720 shares of common stock, 685,000 shares underlying stock options exercisable within 60 days of September 30, 2014, and 4,113,923 shares underlying convertible promissory notes he holds). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Our stock price may be volatile.

The market price of our common stock has experienced, and may continue to experience, volatility and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. In addition to the other factors discussed in this Item 1A, factors that may cause volatility in our stock price include:

•                  Consumer adoption of and growth of the market for natural gas as a vehicle fuel;

•                  Our actual or perceived ability to fuel a substantial number of natural gas heavy-duty trucks and other natural gas vehicles;

•                  Perceptions about CNG fuel being favored by fleets over LNG fuel and a lack of understanding that we provide both fuels;

•                  Successful implementation of our business plans;

•                  Adoption by the U.S. heavy-duty truck market of engines that operate on natural gas, including the Cummins Westport ISX 12G engine (or a comparable engine), and the mix of such engines between CNG and LNG;

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and in such instances, have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)                                Exhibits

4.13	Promissory Note in the principal amount of $18,650,300 issued by Clean Energy on October 14, 2014, filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed October 15, 2014.

4.14	Promissory Note in the principal amount of $1,800,000 issued by Clean Energy on October 14, 2014, filed as Exhibit 4.14 to the Company’s Current Report on Form 8-K filed October 15, 2014.

10.94

Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein, filed as Exhibit 10.94 to the Company’s Current Report on Form 8-K filed October 15, 2014.

10.95	Purchase Agreement dated October 14, 2014, between Clean Energy and NG Advantage, LLC, filed as Exhibit 10.95 to the Company’s Current Report on Form 8-K filed October 15, 2014.

10.96	Lease dated October 14, 2014, between Clean Energy and NG Advantage, LLC, filed as Exhibit 10.96 to the Company’s Current Report on Form 8-K filed October 15, 2014.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2014;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2014;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2013 and 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2014; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed or furnished, as applicable, herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: October 23, 2014	By:	/s/ RICHARD R. WHEELER
Richard R. Wheeler
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)