Form 10-Q
period 2015-03-31
Clean Energy Fuels Corp.
filed 2015-05-11
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 90,516,106 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited).

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2014 and March 31, 2015

(Unaudited)

(In thousands, except share data)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$92,381	$106,863
Restricted cash	6,012	4,985
Short-term investments	122,546	113,557
Accounts receivable, net of allowance for doubtful accounts of $752 and $785 as of December 31, 2014 and March 31, 2015, respectively	81,970	79,056
Other receivables	56,223	25,076
Inventories	34,696	32,795
Prepaid expenses and other current assets	19,811	15,854
Total current assets	413,639	378,186
Land, property and equipment, net	514,269	519,315
Notes receivable and other long-term assets, net	71,904	71,816
Investments in other entities	6,510	6,306
Goodwill	98,726	95,307
Intangible assets, net	55,361	50,062
Total assets	$1,160,409	$1,120,992
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,846	5,712
Accounts payable	43,922	41,577
Accrued liabilities	56,760	57,151
Deferred revenue	14,683	11,738
Total current liabilities	120,211	116,178
Long-term debt and capital lease obligations, less current portion	500,824	503,869
Long-term debt, related party	65,000	65,000
Other long-term liabilities	9,339	8,373
Total liabilities	695,374	693,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 90,203,344 shares and 90,378,353 shares at December 31, 2014 and March 31, 2015, respectively	9	9
Additional paid-in capital	898,106	901,130
Accumulated deficit	(457,441)	(488,572)
Accumulated other comprehensive loss	(3,248)	(12,224)
Total Clean Energy Fuels Corp. stockholders’ equity	437,426	400,343
Noncontrolling interest in subsidiary	27,609	27,229
Total stockholders’ equity	465,035	427,572
Total liabilities and stockholders’ equity	$1,160,409	$1,120,992

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2015

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2015
Revenue:
Product revenues	$85,789	$69,297
Service revenues	9,486	16,551
Total revenues	95,275	85,848
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	67,867	55,379
Service cost of sales	3,764	9,354
Derivative gains:
Series I warrant valuation	(4,455)	(883)
Selling, general and administrative	33,490	30,233
Depreciation and amortization	11,515	12,886
Total operating expenses	112,181	106,969
Operating loss	(16,906)	(21,121)
Interest expense, net	(9,510)	(9,895)
Other income (expense), net	(1,286)	547
Loss from equity method investments	—	(204)
Loss before income taxes	(27,702)	(30,673)
Income tax expense	(962)	(854)
Net loss	(28,664)	(31,527)
Loss from noncontrolling interest	71	380
Net loss attributable to Clean Energy Fuels Corp.	$(28,593)	$(31,147)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.30)	$(0.34)
Diluted	$(0.30)	$(0.34)
Weighted-average common shares outstanding:
Basic	94,676,325	91,317,053
Diluted	94,676,325	91,317,053

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2014 and 2015

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015	2014	2015
Net loss	$(28,593)	$(31,147)	$(71)	$(380)	$(28,664)	$(31,527)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	196	(5,681)	—	—	196	(5,681)
Foreign currency adjustments on intra-entity long-term investments	(3,340)	(3,311)			(3,340)	(3,311)
Unrealized gains (losses) on available-for-sale securities	(316)	16	—	—	(316)	16

Total other comprehensive loss, net of tax	(3,460)	(8,976)	—	—	(3,460)	(8,976)

Comprehensive loss	$(32,053)	$(40,123)	$(71)	$(380)	$(32,124)	$(40,503)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2015

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(28,664)	$(31,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,515	12,886
Provision for doubtful accounts, notes and inventory	541	110
Loss on disposal of assets	—	105
Derivative gain	(4,455)	(883)
Stock-based compensation expense	3,420	2,690
Amortization of debt issuance cost	746	760
Accretion of notes payable	108	25
Equity method investment loss	—	204
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts and other receivables	1,573	35,565
Inventories	(4,470)	1,880
Prepaid expenses and other assets	864	4,541
Accounts payable	5,714	(2,976)
Accrued expenses and other	(1,420)	(2,524)
Net cash (used in) provided by operating activities	(14,528)	20,856
Cash flows from investing activities:
Purchases of short-term investments	(56,993)	(38,416)
Maturities of short-term investments	29,818	47,006
Purchases of property and equipment	(46,851)	(11,403)
Loans made to customers	(2,002)	(1,675)
Payments on and proceeds from sales of loans receivable	1,515	623
Restricted cash	(3,520)	1,027
Deposits on property and equipment purchases	—	(1,103)
Net cash used in investing activities	(78,033)	(3,941)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	665	334
Proceeds from debt instruments	12,400	6
Proceeds from revolving line of credit	12,329	23
Repayment of borrowing under revolving line of credit	(9,517)	(24)
Repayment of capital lease obligations and debt instruments	(8,727)	(1,486)
Payments for debt issuance costs	(914)	—
Net cash provided by (used in) financing activities	6,236	(1,147)
Effect of exchange rates on cash and cash equivalents	620	(1,286)
Net (decrease) increase in cash	(85,705)	14,482
Cash, beginning of period	240,033	92,381
Cash, end of period	$154,328	$106,863
Supplemental disclosure of cash flow information:
Income taxes paid	$237	$180
Interest paid, net of approximately $964 and $268 capitalized, respectively	12,259	5,941

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1—General

Nature of Business:  Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context of the use of the term indicates otherwise) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada.

The Company designs, builds, operates and maintains fueling stations and supplies customers with compressed natural gas (“CNG”) fuel for light, medium and heavy-duty vehicles and liquefied natural gas (“LNG”) fuel for medium and heavy-duty vehicles. The Company also manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, provides operation and maintenance (“O&M”) services to customers, offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transports and sells CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, processes and sells renewable natural gas (“RNG”), which can be used as vehicle fuel or sold for renewable power generation, sells tradable credits generated by selling natural gas and RNG as a vehicle fuel, including credits generated under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits” or “RINs”) generated under the federal Renewable Fuel Standard Phase 2, helps customers acquire and finance natural gas vehicles and obtains local, state and federal grants and incentives.

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows as of and for the three months ended March 31, 2014 and 2015. All intercompany accounts and transactions have been eliminated in consolidation. The three month periods ended March 31, 2014 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2014 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

Use of Estimates:  The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include (but are not limited to) those related to revenue recognition, warranty reserves, goodwill and long-lived intangible asset valuations and impairment assessments, income tax valuations, and stock-based compensation expense.

Note 2—Acquisition and Divestiture

NG Advantage

On October 14, 2014, the Company entered a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”). NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, which do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users. Under the terms of the UPA, the Company paid NG Advantage $37,650 for a 53.3% controlling interest in NG Advantage. $19,000 of the purchase price was paid in cash on October 14, 2014 and the remaining $18,650 of the purchase price was paid in the form of an unsecured promissory note issued by the Company (the “NG Advantage Note”). The principal amount of the NG Advantage Note was payable by the Company in two payments as follows: (i) $3,000 was paid January 13, 2015 and (ii) the remaining $15,650 was paid April 1, 2015. The NG Advantage Note did not bear interest. The fair value of the NG Advantage Note delivered to NG Advantage is excluded from the Company’s consolidated statements of cash flows as it is a non-cash investing activity. The consideration paid is accounted for as an intercompany transaction, as NG Advantage’s financial results are included in the Company’s condensed consolidated financial statements.

The Company accounted for this acquisition in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for business combinations, which requires the Company to recognize the assets acquired and the liabilities assumed, measured at their fair values, as of the date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the preliminary fair value of the assets acquired and liabilities assumed:

Current assets	$40,558
Property, plant and equipment	20,862
Other long-term assets	5,115
Identifiable intangible assets	5,600
Goodwill	21,070
Total assets acquired	93,205
Current liabilities assumed	(9,165)
Long-term debt including capital leases assumed, excluding current installments	(17,604)
Other liabilities	(711)
Non-controlling interest	(28,075)
Total purchase price	$37,650

In connection with its purchase of a controlling interest in NG Advantage, the Company assumed debt of $20,439 on a consolidated basis related to purchases of capital assets and working capital needs. Immediately after the Company’s purchase of the controlling interest, $10,361 of such debt was paid with proceeds of the Company’s investment in NG Advantage, and the related debt instruments were cancelled.

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

The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014. The historical results of NG Advantage’s operations were not material to the Company’s financial position or historical results of operations.

DCE and DCEMB

On September 4, 2014, Mavrix, LLC (“Mavrix”), a wholly owned subsidiary of the Company, sold to Cambrian Energy McCommas Bluff III LLC (“Cambrian”) 19% of its then-70% interest in Dallas Clean Energy, LLC (“DCE”). On December 29, 2014, Mavrix entered into a Membership Interest Purchase Agreement (the “Agreement”) with Cambrian, pursuant to which Mavrix sold to Cambrian its entire remaining 51% interest in DCE. DCE owns all of the equity interests in Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), which owns a renewable natural gas extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. As consideration for the sale of DCE, the Company, through Mavrix, received $6,992 in cash in September 2014 and $40,588 in cash in December 2014 and may receive up to an additional $3,000 in cash on or before August 14, 2015, subject to the results of certain performance tests to be performed at the McCommas Bluff project on or before August 1, 2015 in accordance the terms of the Agreement. Prior to December 29, 2014, Cambrian owned a 49% interest in DCE. The Company will continue to have the right to market and sell biomethane produced at the McCommas Bluff project under its Redeem™ renewable natural gas vehicle fuel brand. The transaction resulted in a gain of $11,998 that was recorded in the line item gain from the sale of subsidiary in the Company’s consolidated statement of operations for the year ended December 31, 2014. Included in the determination of the gain was goodwill of $7,205 that was allocated to the transaction in accordance with FASB authoritative guidance for subsequent measure of goodwill which requires the Company to allocate goodwill to the disposed business based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.

The Company determined, in accordance with FASB authoritative guidance, that the disposal did not meet the definition of a discontinued operation as the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company’s strategy.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”), and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC, and other foreign insurance limits were approximately $103,912 and $88,740 as of March 31, 2015 and December 31, 2014, respectively.

Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2014 and March 31, 2015:

	December 31, 2014	March 31, 2015
Short-term restricted cash
Standby letters of credit	$1,753	$1,753
Bonds (see note 12) — current operating costs	4,259	3,232
Total short-term restricted cash	$6,012	$4,985

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

The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2015, the Company believes its carrying values for its available-for-sale investments are properly recorded.

Short-term investments as of December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$38,668	$(16)	$38,652
Zero coupon bonds	3,308	(2)	3,306
Corporate bonds	45,274	(41)	45,233
Certificate of deposits	35,355	—	35,355
	$122,605	$(59)	$122,546

Short-term investments as of March 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$40,792	$(6)	$40,786
Zero coupon bonds	3,808	(5)	3,803
Corporate bonds	33,594	(31)	33,563
Certificate of deposits	35,405	—	35,405
	$113,599	$(42)	$113,557

Note 6—Other Receivables

Other receivables at December 31, 2014 and March 31, 2015 consisted of the following:

	December 31, 2014	March 31, 2015
Loans to customers to finance vehicle purchases	$8,257	$8,184
Accrued customer billings	10,143	11,548
Fuel tax and carbon credits	34,250	53
Other	3,573	5,291
	$56,223	$25,076

Note 7—Inventories

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

Inventories consisted of the following as of December 31, 2014 and March 31, 2015:

	December 31, 2014	March 31, 2015
Raw materials and spare parts	$31,389	$28,371
Work in process	3,292	2,851
Finished goods	15	1,573
	$34,696	$32,795

Note 8—Land, Property and Equipment

Land, property and equipment at December 31, 2014 and March 31, 2015 are summarized as follows:

	December 31, 2014	March 31, 2015
Land	$2,858	$2,858
LNG liquefaction plants	94,636	94,636
RNG plants	45,359	45,414
Station equipment	265,086	278,333
Trailers	40,067	50,461
Other equipment	74,796	75,526
Construction in progress	163,737	155,079
	686,539	702,307
Less: accumulated depreciation	(172,270)	(182,992)
	$514,269	$519,315

Included in land, property and equipment are capitalized software costs of $21,004 and $20,989 as of December 31, 2014 and March 31, 2015, respectively. The accumulated amortization on the capitalized software costs is $10,740 and $11,456 as of December 31, 2014 and March 31, 2015, respectively. The Company recorded $768 and $716 of amortization expense related to the capitalized software costs during the three months ended March 31, 2014 and March 31, 2015, respectively.

As of March 31, 2014 and March 31, 2015, $13,285 and $13,771 are included in accounts payable and accrued liabilities balances, respectively, which amounts are related to purchases of property and equipment. In addition, during the three months ended March 31, 2015, the Company purchased $5,388 of equipment using direct financing. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 9—Investments in Other Entities

On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”) , which is designed to provide natural gas fueling solutions to bulk fuel haulers in the U.S. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $204 for the three months ended March 31, 2015, and has an investment balance of $5,306 at March 31, 2015.

Note 10—Accrued Liabilities

Accrued liabilities at December 31, 2014 and March 31, 2015 consisted of the following:

	December 31, 2014	March 31, 2015
Salaries and wages	$9,041	$7,819
Accrued gas and equipment purchases	12,340	14,382
Accrued property and other taxes	5,178	5,452
Accrued professional fees	1,084	1,015
Accrued employee benefits	3,208	3,811
Accrued warranty liability	2,302	2,431
Accrued interest	3,748	6,820
Other	19,859	15,421
	$56,760	$57,151

Note 11—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following table:

	March 31, 2014	March 31, 2015
Warranty liability at beginning of year	$2,545	$2,302
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	675	845
Service obligations honored	(418)	(716)
Warranty liability at end of period	$2,802	$2,431

Note 12—Long-Term Debt

7.5% Notes

On July 11, 2011, the Company entered into a loan agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes, each having a principal amount of $50,000 (each a “CHK Note” and collectively the “CHK Notes” and, together with the CHK Agreement and other transaction documents, the “CHK Loan Documents”). The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012.

On June 14, 2013 (the “Transfer Date”), Boone Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), and Chesapeake entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.

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

The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all or a portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of the its common stock if, following the second anniversary of the issuance of a 7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its issuance and the Company may repay each 7.5% Note in shares of its common stock or cash. All of the shares issuable upon exercise of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of LNG stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of March 31, 2015.

On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of the 7.5% Notes to certain third parties.

As a result of the foregoing transactions, (i) Mr. Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4,113,924 shares of the Company’s common stock, and (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, which 7.5% Notes are convertible into approximately 5,063,291 shares of the Company’s common stock.

At March 31, 2015, none of the proceeds from the 7.5% Notes were included in restricted cash as the Company had used the funds primarily to build LNG fueling stations.

SLG Notes

On August 24, 2011, the Company entered into convertible note purchase agreements (each, an “SLG Agreement” and collectively the “SLG Agreements”) with each of Springleaf Investments Pte. Ltd., a wholly-owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly-owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a “Purchaser” and collectively, the “Purchasers”), whereby the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible notes due in August 2016 (each a “SLG Note” and collectively the “SLG Notes”). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte. LTD transferred $24,000 principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte. Ltd.

The SLG Notes bear interest at the rate of 7.5% per annum and are convertible at each Purchaser’s option into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into shares of its common stock if, following the second anniversary of the issuance of the SLG Notes, such shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in shares of its common stock or cash. All of the shares issuable upon exercise of the SLG Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The SLG Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. No events of default under the SLG Notes had occurred as of March 31, 2015.

In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 shares of the Company’s common stock. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 shares of the Company’s common stock.

GE Loans

On November 7, 2012, the Company, through two wholly owned subsidiaries (the “Borrowers”), entered into a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GE”). Pursuant to the Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG plants (individually a “Project” and together the “Projects”).

On December 29, 2014, the Borrowers and GE entered into an amendment to the Credit Agreement providing, among other things, that (i) the Credit Agreement will terminate if the initial loans under the Credit Agreement (collectively, “Loans” and, with respect to each Project “Tranche A Loans” and “Tranche B Loans”) for the Projects are not made prior to December 31, 2016 (rather than December 31, 2014, as the Credit Agreement originally provided), (ii) each Project must be completed by the earlier of (a) the date that is thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2018 (rather than December 31, 2016, as the Credit Agreement originally provided) (with respect to each Project, the “Date Certain”), and (iii) prior to the funding of the Loans, the Borrowers will be required to enter into agreements with GE Oil & Gas, Inc. relating to the purchase of equipment for the Projects.

The Borrowers’ ability to obtain the Loans under the Credit Agreement is subject to the satisfaction of certain conditions, including each of the (i) acquisition of title to, or leasehold interests in, the sites upon which the Projects will be constructed, (ii) receipt of all governmental approvals necessary in connection with the design, development, ownership, construction, installation, operation and maintenance of the Projects, and (iii) commitment of all utility services necessary for the construction and operation of the Projects.

The Credit Agreement further provides that (i) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (ii) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (iii) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then- current LIBOR rate plus 7.00%, provided that for purposes of the Credit Agreement, the then-current LIBOR rate will always be at least 1.00%. The Credit Agreement includes various customary covenants, including debt service coverage ratios and a commitment fee on the unutilized loan amounts of 0.5% per annum, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of March 31, 2015, the Company has not drawn any money under the Credit Agreement and was in compliance with the financial covenants. The commitment fee, which is charged to interest expense in the condensed consolidated statements of operations, was $250 for each of the three months ended March 31, 2014 and 2015.

The Loans are secured by (i) a first priority security interest in all of the Borrowers’ assets, including the Projects, and (ii) a pledge of the Borrowers’ outstanding ownership interests. In addition, the Company has executed a guaranty in favor of GE (“Guaranty”), pursuant to which the Company has guaranteed all of the Borrowers’ obligations under the Credit Agreement, including repayment of all Loans.

The Company and GE also entered an equity contribution agreement (the “EC Agreement”) pursuant to which the Company agreed to pay at least 25% of the budgeted cost of the Projects and all additional costs that exceed such expected budgeted costs, in each case, in the form of equity contributions to the Borrowers (“Equity Contributions”). The EC Agreement also requires the Company to provide, concurrent with GE’s extension of the initial Loans under the Credit Agreement, letter(s) of credit in an amount equal to the Company’s then-current unfunded Equity Contributions.

Concurrently with the execution of the Credit Agreement, the Company issued to GE a warrant to purchase up to five million shares of its common stock (see note 13).

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

The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of March 31, 2015.

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

Canton Bonds

On March 19, 2014, Canton Renewables, LLC (“Canton”), a wholly owned subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC — Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the “Bonds”).

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

The Loan Agreement contains customary events of default, with customary cure periods, including without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Bonds that was entered between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement had occurred as of March 31, 2015.

Other Debt

The Company has other debt due at various dates through 2020 bearing interest at rates up to 18.97% and with a weighted average interest rate of 6.80% and 6.81% as of December 31, 2014 and March 31, 2015, respectively.

Long-term debt and capital lease obligations at December 31, 2014 and March 31, 2015 consisted of the following:

	December 31, 2014	March 31, 2015
7.5% Notes	150,000	150,000
SLG Notes	145,000	145,000
5.25% Notes	250,000	250,000
Bonds ($11,400 non-recourse to the Company)	12,150	11,600
Capital lease obligations	2,692	7,848
Other debt	10,828	10,133
Total debt and capital lease obligations	570,670	574,581
Less amounts due within one year	(4,846)	(5,712)
Total long-term debt and capital lease obligations	$565,824	$568,869

Note 13—Net Loss Per Share

Basic net loss per share is based upon the weighted-average number of shares outstanding and issuable for little or no cash consideration during each period. Diluted net loss per share reflects the impact of the assumed exercise of dilutive stock options and warrants. On September 11, 2014, the Company determined it no longer met certain conditions required to include in its weighted average share calculations 4,000,000 of the 5,000,000 shares of common stock issuable upon exercise of a warrant issued to GE concurrently with the execution of the Credit Agreement (the “GE Warrant”).  As a result, since September 11, 2014, the Company has (i) excluded 4,000,000 shares of common stock issuable upon exercise of  the GE Warrant from the weighted average number of shares outstanding in the basic and diluted earnings per share calculations, and (ii) included the remaining 1,000,000 shares of common stock issuable upon exercise of the GE Warrant in the basic and diluted earnings per share calculations, as 500,000 shares issuable upon exercise of the GE Warrant were exercisable as of the execution of the Credit Agreement and an additional 500,000 shares issuable upon exercise of the GE Warrant became exercisable on December 31, 2014. The information required to compute basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2014	2015
Basic and diluted:
Weighted-average number of common shares outstanding	94,676,325	91,317,053

Certain securities were excluded from the diluted earnings per share calculations for the three months ended March 31, 2014 and 2015, respectively, as the inclusion of the securities would be anti-dilutive to the calculations. The amounts of these securities that were outstanding as of March 31, 2014 and 2015 are as follows:

	March 31,
	2014	2015
Options	11,978,192	11,172,586
Warrants	2,130,682	6,130,682
Convertible Notes	35,185,979	35,185,979
Restricted Stock Units	2,080,336	2,968,752

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended March 31,
	2014	2015
Stock-based compensation expense	$3,420	$2,690
Stock-based compensation expense, net of tax	$3,420	$2,690

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	11,486,301	$11.91
Options granted	440,000	6.01
Options exercised	(295,000)	2.96
Options forfeited	(458,715)	14.12
Outstanding, March 31, 2015	11,172,586	$11.83	5.11	$—
Exercisable, March 31, 2015	9,708,016	$12.19	4.53	$—

As of March 31, 2015, there was $6,445 of total unrecognized compensation cost related to non-vested shares underlying outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2015 was $4,050.

The Company is obligated to issue shares of its common stock upon the exercise of outstanding stock options. The intrinsic value of all stock options exercised during the three months ended March 31, 2014 and 2015 was $1,387 and $486, respectively.

The fair value of each stock option granted during the three months ended March 31, 2015 was estimated as of the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended March 31, 2015
Dividend yield	0.00%
Expected volatility	59.2%
Risk-free interest rate	1.7%
Expected life in years	6.0

The weighted-average grant date fair values of stock options granted during the three months ended March 31, 2015 and 2014 was $3.33 and $6.04, respectively. The volatility amounts used during these periods were estimated based on the Company’s historical volatility and the Company’s implied volatility of its traded options for such periods. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding stock options. The risk free rates used during the periods were based on the U.S. Treasury yield curve for the expected life of the stock options at the time of grant. The Company recorded $1,782 and $1,520 of stock option expense during the three months ended March 31, 2014 and 2015, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Market-Based Restricted Stock Units

The Company issued 2,034,500 market-based restricted stock units (“Market-Based RSUs”) to certain key employees during 2012 and 2014.  A holder of Market-Based RSUs will receive one share of the Company’s common stock for each Market-Based RSU held if (i) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company’s common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the Market-Based RSU grant date (the “Stock Price Condition”) and (ii) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs will be automatically forfeited. The Market-Based RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Market-Based RSU activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2014	1,769,000	$10.67
RSUs granted	—	—
RSUs forfeited	—	—
Outstanding and non-vested, March 31, 2015	1,769,000	$10.67	1.3

As of March 31, 2015, there was $1,685 of total unrecognized compensation cost related to non-vested shares underlying outstanding Market-Based RSUs. That cost is expected to be recognized over a weighted average period of 0.8 years.

The Company recorded $1,204 and $444 of expense during the three months ended March 31, 2014 and 2015, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.

Service-Based Restricted Stock Units

The Company has issued service-based restricted stock units (“Service-Based RSUs”) to certain employees that vest annually over the three years following the date of issuance at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The Service- Based RSUs are subject to the terms and conditions of the Company’s 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Service-Based RSU activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested at December 31, 2014	822,752	$5.82
RSUs granted	406,000	6.01
RSUs vested	—
RSUs forfeited	(29,000)
Outstanding and non-vested at March 31, 2015	1,199,752	$5.89	2.7

As of March 31, 2015, there was $5,961 of total unrecognized compensation cost related to non-vested shares underlying outstanding Service-Based RSUs. That cost is expected to be recognized ratably over a period of 2.6 years.

The Company recorded $102 and $454 of expense during the three months ended March 31, 2014 and 2015, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

The fair value of each Service-Based RSU granted during the three months ended March 31, 2015 was estimated using the closing stock price of the Company’s common stock on the date of grant.

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

The Company recorded $27 and $15 of expense related to the ESPP during the three months ended March 31, 2014 and 2015, respectively. The Company has not recorded any tax benefits related to its ESPP expense. As of March 31, 2015, the Company had sold an aggregate of 72,815 shares pursuant to the ESPP.

Non-Qualified Non-Public Subsidiary Unit Options

In September 2013, the Company’s wholly owned subsidiary, Clean Energy Renewable Fuels, LLC (“CERF”), adopted the Clean Energy Renewable Fuels, LLC 2013 Unit Option Plan (the “CERF Plan”). 150,000 Class B units representing membership interests in CERF were initially reserved for issuance under the CERF Plan.

The following table summarizes CERF’s unit option activity during the three months ended March 31, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	115,000	$40.80
Options granted	—
Options exercised	—
Options forfeited	(7,000)	—
Outstanding and non-vested, March 31, 2015	108,000	$40.80	8.47	$—

As of March 31, 2015, there was $1,666 of total unrecognized compensation cost related to non-vested units underlying outstanding unit options issued pursuant to the CERF Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

CERF recorded $305 and $257 of unit option expense during the three months ended March 31, 2014 and 2015, respectively. CERF has not recorded any tax benefit related to its unit option expense.

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

The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any such lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. However, the Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Note 16—Income Taxes

The Company’s income tax provision for the three months ended March 31, 2014 and March 31, 2015 was $962 and $854, respectively, which was comprised of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three months ended March 31, 2014 and 2015 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.

The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months ended March 31, 2014 or March 31, 2015, and the net interest incurred was immaterial for such periods.

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

During the three months ended March 31, 2015, the Company’s financial instruments consisted of available-for-sale securities, debt instruments, and its Series I warrants. For available-for-sale securities, the fair values are determined by the most recent trading prices available for each security and for comparable securities, and thus represent Level 2 fair value measurements. The fair values of the Company’s debt instruments approximated their carrying values at December 31, 2014 and March 31, 2015. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate a market participant’s view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 1.1 years as of March 31, 2015. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short-term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2015, respectively:

Description	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,355	$—	$35,355	$—
Municipal bonds and notes	38,652	—	38,652	—
Zero coupon bonds	3,306		3,306
Corporate bonds	45,233	—	45,233	—
Liabilities:

Series I warrants (2)	1,416	—	—	1,416

Description	Balance at March 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,405	$—	$35,405	$—
Municipal bonds and notes	40,786	—	40,786	—
Zero coupon bonds	3,803		3,803
Corporate bonds	33,563	—	33,563	—
Liabilities:

Series I warrants (2)	533	—	—	533

(1) Included in short-term investments in the condensed consolidated balance sheets. See note 5 for further information.

(2) Included in other long-term liabilities in the condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) :

Liabilities: Series I Warrants	March 31, 2014	March 31, 2015
Beginning Balance	$7,164	$1,416
Total gain included in earnings	(4,455)	(883)
Ending Balance	$2,709	$533

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

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes model based on the following inputs as of March 31, 2015:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$5.34
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	1.08
Implied volatility of the Company’s common stock	65.2%
Assumed discount rate	Simple average 0.3%

Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, an increase in the volatility of the Company’s common stock, or an increase in the remaining term of the warrants would result in a directionally similar change in the estimated fair value of the Company’s Series I warrants and thus an increase in the associated liability. An increase in the assumed discount rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s common stock would result in a decrease in the estimated fair value measurement of the Series I warrants and thus a decrease in the associated liability. The Company has not, nor does it plan to, declare dividends on its common stock, and thus, there is no directionally similar change in the estimated fair value of the Series I warrants due to the dividend assumption.

Non-Financial Assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the three months ended March 31, 2014 and 2015. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.

Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The FASB has proposed a one-year deferral of the effective date. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance completely eliminates all references to, and guidance concerning the concept of, an extraordinary item from GAAP. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but the Company does not anticipate electing early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, Amendments to the Consolidation Analysis, modifying the analysis regarding the evaluation of certain types of entities to be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs), (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but the Company does not anticipate electing early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest, requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted but the Company does not anticipate electing early adoption. As of March 31, 2015, the Company has $5,256 of debt issuance costs.

Note 19—Alternative Fuels Excise Tax Credit

From October 1, 2006 through December 31, 2014, the Company was eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits as revenue in its condensed consolidated statements of operations, as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues recognized in December 2014 for the 2014 calendar year were $28,359. The Company did not recognize any VETC revenue during the three months ended March 31, 2015, as the program under which the Company received such credit expired December 31, 2014 and has not been renewed.

Item 2.  —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2015, as well as the consolidated financial statements and notes contained therein (collectively, our “2014 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our industry and our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2014 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2014 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Overview

We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) delivered. We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance (“O&M”) services to customers, offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transport and sell CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, process and sell renewable natural gas (“RNG”), which can be used as vehicle fuel or sold for renewable power generation, sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits” or “RINs”) we generate under the federal Renewable Fuel Standard Phase 2, help our customers acquire and finance natural gas vehicles and obtain local, state and federal grants and incentives.

We sell natural gas vehicle fuels in the forms of CNG, LNG and RNG. CNG is produced from natural gas that is supplied by local utilities and third-party marketers to CNG vehicle fueling stations, where it is compressed and dispensed into vehicles in gaseous form. We also provide CNG via trailers in its compressed form directly from the fueling station and by delivering and vaporizing LNG to turn liquefied natural gas into compressed natural gas. LNG is natural gas that is cooled at a liquefaction facility to approximately —260 degrees Fahrenheit until it condenses into a liquid, which takes up about 1/600th of its original volume as a gas. We deliver LNG to fueling stations via our fleet of 84 tanker trailers. At the stations, LNG is stored in above -ground tanks until dispensed into vehicles in liquid form. RNG is produced from waste streams such as landfills, animal waste digesters and waste water treatment plants. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations, where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities, where it is converted to LNG.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucks, airports, taxis, refuse, fleet services, ready mix and public transit. We believe these fleet markets will continue to present a high growth opportunity for natural gas vehicle fuels for the foreseeable future. At March 31, 2015, we served approximately 964 fleet customers operating approximately 41,669 natural gas vehicles, and we owned, operated or supplied 557 natural gas fueling stations in 42 states and in British Columbia and Ontario within Canada.

We believe we are positioned to capture a substantial share of the anticipated future growth in the use of natural gas as a vehicle fuel in the U.S. given our leading market share and the comprehensive solutions we offer.

Sources of Revenue

We generate revenues by selling CNG and LNG, providing O&M services to our vehicle fleet customers, designing and constructing fueling stations and selling those stations to our customers, processing and selling RNG, selling non-lubricated natural gas fueling compressors and related equipment for CNG and LNG fueling stations, providing maintenance services, offering assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers’ natural gas vehicle purchases, selling tradable credits, including LCFS Credits and RIN Credits, and receiving federal fuel tax credits.

Key Operating Data

In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures LLC called Mansfield Clean Energy Partners LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net loss attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes included in this report and our consolidated financial statements and notes contained in our 2014 10-K, presents our key operating data for the years ended December 31, 2012, 2013, and 2014 and for the three months ended March 31, 2014 and 2015:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2012	Year Ended December 31, 2013		Year Ended December 31, 2014		Three Months Ended March 31, 2014	Three Months Ended March 31, 2015
CNG	130.5	143.9		182.6		39.4	52.4
RNG	8.9	10.5		12.2		3.2	4.5
LNG	55.5	60.0		70.3		16.7	18.3
Total	194.9	214.4		265.1		59.3	75.2

Other operating data (in thousands)
Gross margin	$80,324	$127,713	(1)	$120,153	(1)	$23,644	$21,115
Net loss attributable to Clean Energy Fuels. Corp.	(101,255)	(66,968	)(1)	(89,659	)(1)	(28,593)	(31,147)

(1)         Includes $45.4 million and $28.4 million of revenue for the years ended December 31, 2013 and 2014, respectively, from a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel.  See discussion under “Operations — VETC” below.

Key Trends

CNG and LNG are cheaper on an energy equivalent basis and, according to studies conducted by the California Air Resources Board and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel.  According to the U.S. Department of Energy ‘s Energy Information Administration (“EIA”), the amount of natural gas consumed in the U.S. for vehicle use more than doubled between 2000 and 2014 and demand for natural gas fuels in the United States increased by approximately 52% during the period January 1, 2011 through December 31, 2014. We believe this growth in consumption and demand was attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of these periods, increasingly stringent environmental regulations affecting vehicle fleets, which have driven the need for cleaner vehicle fuels, and increased availability of natural gas.

The number of fueling stations we owned, operated, maintained and/or supplied grew from 273 at January 1, 2012 to 557 at March 31, 2015 (a 104.0% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2012 to 2014 increased by 36.0%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2012, 2013 and 2014. In addition, in 2013 and 2014, revenues included VETC revenues of $45.4 million and $28.4 million, respectively, with the 2013 VETC revenues including $20.8 million related to 2012 due to the reinstatement of VETC, which had expired December 31, 2013, in January 2013. We have not recognized any VETC revenue during the three months ended March 31, 2015, as the program providing for the credit expired December 31, 2014 and has not been reinstated. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction, recognition of VETC and other credits, and natural gas sale activity.

Our fuel cost of sales also increased from 2012 through 2014, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers during this period. Our cost of sales can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.

During 2014 and the first three months in 2015, prices for oil, gasoline, and diesel fuel were generally higher than the price for natural gas. Oil hit a high of $105.37 per barrel, or $18.30 per one million British thermal units (“MMbtu”), in June 2014 and was $47.60 per barrel, or $8.57 per MMbtu, on March 31, 2015. In California, the average retail price for gasoline was $3.75 per gallon in 2014, hit a high of $4.30 per gallon in April 2014, and was $3.26 per gallon at March 31, 2015. The average retail price for diesel fuel in California was $4.00 per diesel gallon in 2014, hit a high of $4.14 per diesel gallon in April 2014, and was $3.10 per diesel gallon at March 31, 2015. During the same period, the NYMEX price for natural gas ranged from $5.58 per MMbtu in February 2014 to $2.90 per MMbtu in March 2015. The average retail sales price of our CNG fuel sold in the Los Angeles metropolitan area ranged from $2.74 per gallon during January 2014 to $2.57 per gallon during March 2015. The average retail sales price of our LNG fuel sold in the Los Angeles metropolitan area ranged from $2.60 per gallon during January 2014 to $2.50 per gallon during March 2015. Higher gasoline and diesel prices improve our margins on fuel sales to the extent we price our fuel at a relatively consistent discount to gasoline or diesel and natural gas prices do not increase by a corresponding amount.

Recent Developments

In March 2015, we received from the Internal Revenue Service payment of our VETC revenue of $28.4 million (paid in cash) attributable to our natural gas fuel sales in 2014, which was reflected in our cash provided by operations in our condensed consolidated statement of cash flows.

Anticipated Future Trends

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

We believe CNG and LNG are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well defined routes, and are increasingly required to reduce emissions. As a result, we believe there will be significant growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend if and to the extent it materializes and enhance our leadership position if and as the market expands. We anticipate expanding our sales of CNG, RNG and LNG in each of the markets in which we operate, including heavy-duty trucking, refuse, airports, ready mix, fleet services, taxis and public transit, and plan to enter additional markets, including potentially rail. Consistent with the anticipated growth of our business, we also expect that our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network and LNG and RNG production capacity, as well as the logistics of delivering more CNG, LNG and RNG to our customers. We also anticipate that we will continue to seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business that may require us to raise and expend additional capital. Additionally, we have increased, and will continue to increase, our personnel as we seek to expand our existing markets and enter new markets, which will also result in increased costs.

We expect competition to intensify in the near term in the market for natural gas vehicle fuel. Increased competition will lead to amplified pricing pressure and reduced operating margins.

Sources of Liquidity and Anticipated Uses of Cash

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of existing assets, or the acquisition of additional funds through capital management. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities and, if available, VETC and other credits.

Our business plan calls for approximately $46.9 million in capital expenditures from April 1, 2015 through the end of 2015, primarily related to construction of CNG and LNG fueling stations and the purchase of CNG trailers (these trailers are expected to be purchased by NG Advantage, and we anticipate that NG Advantage will use a portion of the purchase price we paid for our interest in that entity to fund such purchase). Additionally, we had total consolidated indebtedness of approximately $574.6 million as of March 31, 2015, of which approximately $4.1 million, $149.7 million, $5.1 million, $304.7 million and $54.3 million is expected to become due in 2015, 2016, 2017, 2018 and 2019, respectively. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure and services and production industries, including RNG production, make capital expenditures to build additional or expand existing LNG production facilities or to otherwise secure future LNG supply, or use capital for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, any potential merger or acquisition activity, and other factors. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG, LNG and RNG and providing O&M services to our vehicle fleet customer stations. For the three months ended March 31, 2015, CNG and RNG (together) represented 76% and LNG represented 24% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers.

We also generate revenues through sales of non-lubricated natural gas fueling compressors and other equipment for CNG and LNG stations, providing maintenance services, offering assessment, design and modification solutions to provide vehicle fleet operators with code- compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling of CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers’ natural gas vehicle purchases, selling tradable credits, including RINs and LCFS Credits, and receiving federal fuel tax credits.

CNG Sales

We sell CNG through fueling stations and by transporting it to customers without direct access to a natural gas pipeline. CNG fueling station sales are made through stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or third-party marketers under standard, floating-rate arrangements and then compress and dispense it into our customers’ vehicles. Our CNG fueling station sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG fueling station sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.

Additionally, our subsidiary, NG Advantage, LLC (“NG Advantage”), uses a fleet of 54 trailers to deliver CNG to large institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills, that do not have direct access to natural gas pipelines. Utilizing its fleet of high-capacity tube trailers, NG Advantage creates a “virtual natural gas pipeline” that allows large oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers to transport CNG in support of its operations.

LNG Production and Sales

We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California. We plan to expand the production capacity of the Boron, California plant, and we have obtained a commitment from  General Electric Capital Corporation (“GE”) to, subject to our satisfaction of certain conditions, partially finance our purchase of two new LNG plants to be built by an affiliate of GE (see note 12 to our condensed consolidated financial statements). We expect that expanding existing plants or building new plants, including plants built and operated by us or by third parties, will be necessary to secure sufficient sources of LNG in the future.

We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. Further, we sell LNG for non-vehicle purposes, including to customers who use LNG in the oil fields or for industrial applications or utility applications. During 2014 and 2015, we procured 39% and 44%, respectively, of our LNG from third-party producers, and we produced the remainder of our LNG at our liquefaction plants in Texas and California. For LNG that we purchase from third parties, we have entered into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We expect to enter additional purchase contracts with third -party LNG producers in the future to support our LNG supply needs, some of which may be “take or pay” contracts. We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We anticipate that we will need to purchase or lease additional tanker trailers to transport LNG, and that we will need to increase the number of third parties who provide us contract carrier services. We sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell LNG on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. LNG generally costs more than CNG, as LNG must be liquefied and transported, and the U.S. government imposes higher fuel taxes on LNG.

VETC

From October 1, 2006 through December 31, 2014, we were eligible to receive a VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. Based on the service relationship with our customers, either we or our customers claimed the credit. We recorded these tax credits as revenues in our consolidated statements of operations, as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them.

Our VETC revenue for calendar year 2014 was all recognized in December 2014 and no VETC revenues have been recognized during 2015, as the program under which we received the credit expired December 31, 2014 and has not been reinstated.

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

Station Construction and Engineering

We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing some of the stations to our customers. For these projects, we act as general contractor or supervise qualified third-party contractors. We also offer assessment, design and modification solutions to provide vehicle fleet operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, which can include the construction and sale of facility modifications, including our NGV Easy Bay™ product, a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities. We charge construction or other fees or lease rates based on the size and complexity of the project.

RNG

We own an RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We built another RNG production facility at a Republic Services landfill in North Shelby, Tennessee. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell some of the RNG we produce, and expect to sell a significant amount of the RNG we produce at the facilities we are building and plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third-party producers, and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem™. On December 29, 2014, we sold our full ownership interest in our former subsidiary, Dallas Clean Energy, LLC (“DCE”), together with its subsidiary Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), for approximately $40.6 million and may receive up to an additional $3.0 million in cash on or before August 14, 2015, subject to the results of certain performance tests to be performed at the RNG extraction and production project owned by DCEMB on or before August 1, 2015. For the three months ended March 31, 2014, DCE contributed approximately $4.4 million to our revenue. We continued to perform O&M services for DCEMB subsequent to the sale and recognized $0.3 million in revenue for such services during the three months ended March 31, 2015.

Natural Gas Fueling Compressors

Our subsidiary, IMW Industries, Ltd. (“IMW”), manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. IMW is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the three months ended March 31, 2014 and 2015, IMW contributed approximately $22.3 million and $14.4 million, respectively, to our revenue.

Sales of RINs and LCFS Credits

We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. During the first three months of 2014, we realized $0.7 million and $0.4 million in revenue through the sale of LCFS Credits and RIN Credits, respectively. During the three months ended March 31, 2015, we realized $0.8 million and $2.4 million in revenue through the sale of LCFS Credits and RIN Credits, respectively. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.

Vehicle Acquisition and Finance

We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through March 31, 2015, we have not generated significant revenue from vehicle financing activities.

Volatility of Earnings Related to Series I Warrants

Under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $4.5 million and $0.8 million, respectively, related to recording the estimated fair value changes of our Series I warrants in the three months ended March 31, 2014 and 2015. See note 17 to our condensed consolidated financial statements included in this report. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of March 31, 2015, 2,130,682 of the Series I warrants remained outstanding.

Debt Compliance

The loan agreements relating to the 7.5% Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of March 31, 2015, we were in compliance with these covenants.

The convertible note purchase agreements relating to the SLG Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of March 31, 2015, we were in compliance with these covenants.

The Credit Agreement, as defined below and as discussed in note 12 to our condensed consolidated financial statements, contains certain covenants with which we must comply. As of March 31, 2015, we were in compliance with these covenants.

The indenture relating to the 5.25% Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of March 31, 2015, we were in compliance with these covenants.

The Bonds, as defined below and as discussed in note 12 to our condensed consolidated financial statements, contain certain debt covenants with which we must comply. As of March 31, 2015, we were in compliance with these covenants.

Risk Management Activities

Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K. For the quarter ended March 31, 2015, there were no material changes to our risk management activities.

Critical Accounting Policies

Our critical accounting policies are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K. For the quarter ended March 31, 2015, there were no material changes to such critical accounting policies.

Recently Adopted Accounting Changes and Recently Issued Accounting Standards

For a description of recently adopted accounting changes and recently issued accounting standards, see note 18 to our condensed consolidated financial statements included in this report.

Results of Operations

The following is a detailed discussion of our results of operations for the periods presented:

	Three Months Ended March 31,
	2014	2015
Statement of Operations Data:
Revenue:
Product revenues	90.0%	80.7%
Service revenues	10.0	19.3
Total revenues	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	71.2	64.5
Service cost of sales	4.0	10.9
Derivative gains on Series I warrant valuation	(4.7)	(1.0)
Selling, general and administrative	35.2	35.2
Depreciation and amortization	12.1	15.0
Total operating expenses	117.8	124.6
Operating loss	(17.8)	(24.6)
Interest expense, net	(10.0)	(11.5)
Other income (expense), net	(1.3)	0.6
Loss from equity method investment	—	(0.2)
Loss before income taxes	(29.1)	(35.7)
Income tax expense	(1.0)	(1.0)
Net loss	(30.1)	(36.7)
Loss from noncontrolling interest	0.1	0.4
Net loss attributable to Clean Energy Fuels Corp.	(30.0)	(36.3)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015

Revenue.  Revenue decreased by $9.5 million to $85.8 million in the three months ended March 31, 2015, from $95.3 million in the three months ended March 31, 2014. Fewer station construction sales in the three months ended March 31, 2015 led to a decrease of $9.8 million in revenue between periods, from $16.3 million in revenue attributable to station construction sales in the three months ended March 31, 2014, compared to $6.5 million in revenue attributable to station construction sales in the same period in 2015. We also experienced a decrease of $7.9 million in revenue related to IMW between periods, from $22.3 million in revenue attributable to such sales in the three months ended March 31, 2014, compared to $14.4 million in revenue attributable to such sales in the same period in 2015 due to the effects of the soft global oil market and changes in customer mix. Our effective price per gallon charged was $0.85 in the three months ended March 31, 2015, which represents a $0.09 per gallon decrease from $0.94 per gallon charged in the three months ended March 31, 2014. This decrease was primarily due to lower gasoline, diesel and natural gas prices. Revenue from natural gas and RIN Credit sales increased by $6.4 million and $2.0 million, respectively, between periods. The increase in natural gas sales and RIN Credit sales was primarily due to increased volume delivered. The number of gallons delivered between periods increased from 59.3 million gasoline gallon equivalents to 75.2 million gasoline gallon equivalents. The increase in volume was primarily from an increase in CNG sales of 13.0 million gallons. Our net increase in CNG volume was primarily from 20 new refuse customers, 10 new transit customers, two new industrial customers, and two new trucking customers, which together accounted for 9.1 million gallons of CNG volume increase We also experienced a 1.3 million gallons increase in our RNG sales, primarily due to increased RNG production at our Shelby, Tennessee facility. LNG volume between periods from our existing industrial, refuse and trucking customers decreased by 0.2 million gallons, which was offset by an increase of 1.8 million gallons from one new refuse customer, two new transit customers, four new trucking customers, and three new industrial customers.

Cost of sales.  Cost of sales decreased by $6.9 million to $64.7 million in the three months ended March 31, 2015, from $71.6 million in the three months ended March 31, 2014. The decrease was primarily due to our sale of fewer stations to customers. We experienced a $7.7 million decrease in station construction costs between periods due to decreased activity. Our effective cost per gallon decreased by $0.09 per gallon, from $0.67 per gallon in the three months ended March 31, 2014 to $0.58 per gallon in the three months ended March 31, 2015. This decrease was primarily due to lower gasoline, diesel and natural gas prices. Cost of sales that IMW incurred decreased between periods by $2.8 million due to its decreased sales between periods. These decreases were partially offset by a $3.6 million increase in cost of sales between periods due to higher volumes of natural gas sold in the three months ended March 31, 2015 compared to the same period in 2014. In addition, service costs increased as a percentage of service revenues during the three months ended March 31, 2015 due to higher volumes of parts sold from our IMW subsidiary that were associated with a service contract that has been terminated.

Derivative gain on Series I warrant valuation.  Derivative gain decreased by $3.6 million to a $0.9 million gain in the three months ended March 31, 2015, from a $4.5 million gain in the three months ended March 31, 2014. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 17 to our condensed consolidated financial statements included in this report).

Selling, general and administrative.  Selling, general and administrative expense decreased by $3.3 million to $30.2 million in the three months ended March 31, 2015, from $33.5 million in the three months ended March 31, 2014. Consulting and travel and entertainment expenses each decreased by $0.5 million between periods, primarily due to cost -cutting measures we are implementing. Also, bad debt expense decreased by $0.5 million compared to the prior comparable period. We also experienced a $1.6 million decrease between periods attributable to decreased business insurance costs, stock-based compensation expense, salaries and benefits and employee recruiting expenses.

Depreciation and amortization.  Depreciation and amortization increased by $1.4 million to $12.9 million in the three months ended March 31, 2015, from $11.5 million in the three months ended March 31, 2014. This increase was primarily due to additional depreciation expense in the three months ended March 31, 2015 related to increased property and equipment balances between periods, primarily related to our expanded station network and the property, plant and equipment and intangible assets we acquired in our acquisition of NG Advantage during the fourth quarter of 2014.

Interest expense, net.  Interest expense, net, increased by $0.4 million to $9.9 million for the three months ended March 31, 2015, from $9.5 million for the three months ended March 31, 2014. This increase was primarily due to an increase in interest expense related to $15.5 million of NG Advantage’s debt that we assumed upon on a consolidated basis our acquisition of NG Advantage in the fourth quarter of 2014, offset by debt extinguishments related to the sale of DCE in the fourth quarter of 2014.

Other income (expense), net.  Other expense, net, decreased by $1.8 million to $0.5 million of income for the three months ended March 31, 2015, compared to expense of $1.3 million for the three months ended March 31, 2014. This decrease was primarily due to $1.4 million of foreign currency exchange rate changes between periods related to IMW and a decrease in losses on disposal of assets of $0.4 million.

Loss from equity method investments. Loss from equity method investments increased to $0.2 million for the three months ended March 31, 2015 from zero for the three months ended March 31, 2014, as we have incurred losses related to our equity method investment in our MCEP joint venture.

Income tax expense.  Income tax expense decreased by $0.1 million to $0.9 million for the three months ended March 31, 2015, compared to $1.0 million for the three months ended March 31, 2014. The decrease is primarily attributable to a decrease in taxes on foreign operations between periods.

Loss from noncontrolling interest.  During the three months ended March 31, 2015, we recorded $0.4 million for the noncontrolling interest in the net loss of NG Advantage, compared to $0.1 million recorded for the noncontrolling interest in the net loss of our former subsidiary DCEMB in the three months ended March 31, 2014. The noncontrolling interest in DCEMB and NG Advantage represented the 19.0% and 46.7% minority interest in these entities, respectively, which were held by third parties during the applicable periods.

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

Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, build new LNG plants or expand our existing facilities, or could materially increase our operating costs.

Liquidity and Capital Resources

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of  new  fueling stations, the construction, expansion and maintenance of LNG production facilities, the purchase of new CNG tanker trailers, investment in RNG production, the manufacture of natural gas fueling compressors and other equipment, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities and, if available, VETC and other credits.

Liquidity

Cash provided by operating activities was $20.9 million for the three months ended March 31, 2015, compared to $14.5 million cash used in operating activities for the three months ended March 31, 2014. Operating cash flows increased between periods primarily due to the collection of accounts and other receivables in the three months ended March 31, 2015, which exceeded net collections in the same period in 2014 by $34.0 million. The majority of the collections in the first three months of 2015 related to the cash receipt of $28.4 million of VETC revenues attributable to natural gas vehicle fuel sales in 2014. We also experienced other working capital changes between periods due to timing differences related to various cash flows.

Cash used in investing activities was $3.9 million for the three months ended March 31, 2015, compared to $78.0 million for the three months ended March 31, 2014. We purchased property and equipment of $11.4 million in the three months ended March 31, 2015, which is a decrease of $35.5 million from the $46.9 million of property and equipment purchases in the three months ended March 31, 2014. The decrease was largely driven by the purchase of 67 CNG-In-A-Box units, relatively small, turnkey self-contained CNG stations, from Peake Fuel Solutions, L.L.C. for $18.4 million during the three months ended March 31, 2014, which purchases were not repeated in the same period in 2015, and decreases in capital expenditures between periods related to station construction. We also experienced a decrease in purchases of short-term investments, net of maturities, of $35.8 million in the first three months of 2015 as compared to the same period in 2014.

Cash used in financing activities for the three months ended March 31, 2015 was $1.1 million, compared to cash provided by financing activities of $6.2 million for the three months ended March 31, 2014. This decrease was primarily from the issuance of bonds (the “Bonds”) by our subsidiary Canton  Renewables, LLC (“Canton”) for $12.4 million, before issuance costs of $0.9 million, in the three months ended March 31, 2014, compared to no comparable  issuance in the same period in 2015. The decrease in funds provided by financing activities was also caused by the extinguishment of certain of our lines of credit to fund IMW’s working capital requirements, the proceeds from which were $12.3 million in the three months ended March 31, 2014.  This decrease was offset by payments related to various debt instruments of $16.7 million in the three months ended March 31, 2014.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of CNG and LNG fueling station construction costs, LNG plant construction, expansion and maintenance costs, RNG plant construction and maintenance costs and the purchase of LNG and CNG tanker trailers and equipment) and any merger or acquisition activity.

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities and, if available, VETC and other credits. At March 31, 2015, we had total cash and cash equivalents and short-term investments of $220.4 million, compared to $214.9 million at December 31, 2014.

On November 7, 2012, we, through two wholly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with GE. Pursuant to the Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200.0 million to finance the development, construction and operation of two LNG plants, subject to our satisfaction of certain conditions on or before December 31, 2014. In December 2014, we amended the Credit Agreement to, among other things, extend our ability to satisfy such conditions and draw the loans from December 31, 2014 to December 31, 2016.

On March 19, 2014, Canton completed the issuance of the Bonds in the aggregate principal amount of $12.4 million. The proceeds were used primarily to (i) refinance the cost of constructing and equipping its RNG extraction and production project in Canton, Michigan and (ii) pay a portion of the cost associated with the issuance of the Bonds.

See note 12 to our consolidated financial statements for a description of all of our outstanding long-term debt.

Capital Expenditures and Other Uses of Cash

Our business plan calls for approximately $46.9 million in capital expenditures from April 1, 2015 through the end of 2015, primarily related to construction of CNG and LNG fueling stations and the purchase of CNG trailers (these trailers are expected to be purchased by NG Advantage, and we anticipate that NG Advantage will use a portion of the purchase price we paid for our interest in that entity to find such purchase). Additionally, we had total consolidated indebtedness of approximately $574.6 million as of March 31, 2015, of which approximately $4.1 million, $149.7 million, $5.1 million, $304.7 million and $54.3 million will become due in 2015, 2016, 2017, 2018 and 2019, respectively. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure and services and production industries, including RNG production, make capital expenditures to build additional or expand existing LNG production facilities or to otherwise secure future LNG supply, and use capital for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, any potential merger or acquisition activity, and other factors. We may seek to raise additional capital we need through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, or obtaining equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability of to grow our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements

At March 31, 2015, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $45.6 million;

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

Item 3.—Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, we are exposed to various market risks, including commodity price risk and risks related to foreign currency exchange rates.

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

Natural gas costs represented 28.8% (or 33.9% excluding IMW and our Wyoming Northstar Incorporated subsidiary (together with its affiliated entities “Northstar”)) of our cost of sales for 2014 and 30.7% (or 35.8% excluding IMW and Northstar) of our cost of sales for the three months ended March 31, 2015.

To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements also expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any futures contracts outstanding at March 31, 2015.

Foreign Exchange Rate Risk

Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our condensed consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.5 million of gains in the three months ended March 31, 2015. During the three months ended March 31, 2015, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of March 31, 2015, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.3 million.

Item 4.—Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We regularly review and evaluate our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.  Legal Proceedings

We are or may become party to various legal actions that have arisen in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have arisen, and may continue to arise, during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that we may incur resulting from any such lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position, results of operations or liquidity. However, we believe that the ultimate resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 1A.  Risk Factors

An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

We have a history of losses and may incur additional losses in the future.

For the three months ended March 31, 2015, we incurred pre-tax losses of $30.7 million, which included a derivative gain of $0.9 million related to marking to market the value of our Series I warrants (see note 17 to our condensed consolidated financial statements included in this report).  In 2012, 2013 and 2014, we incurred pre-tax losses of $99.6 million, $63.2 million, and $89.8 million, respectively. Our losses for 2012, 2013 and 2014 included derivative gains of $3.4 million, $0.9 million, and $5.7 million, respectively. During 2013 and 2014, our losses were substantially decreased by approximately $45.4 million and $28.4 million of revenue, respectively, from federal fuel tax credits, and the program under which we received such credits expired on December 31, 2014. We may never achieve or maintain profitability and our failure to do so would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

At March 31, 2015, our total consolidated indebtedness was $574.6 million, including an aggregate of $295.0 million principal amount of the 7.5% Notes and the SLG Notes (each as defined in note 12 to our condensed consolidated financial statements included in this report), which are convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 bearing interest at a rate of 7.5% per annum (the “Series 2011 Notes”), and an aggregate of $250.0 million principal amount of the 5.25% Notes (as defined in note 12 to our condensed consolidated financial statements included in this report), which are convertible notes we issued in September 2013 bearing interest at a rate of 5.25% per annum (the “Series 2013 Notes”). Further, in connection with our investment in, and purchase of property from, NG Advantage LLC (“NG Advantage”) in October 2014, we obligated ourselves to pay an additional $20.5 million to NG Advantage in 2015, $18.7 million of which has been paid. As of March 31, 2015, NG Advantage had outstanding debt totaling $15.5 million. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $36.6 million for the year ending December 31, 2015. Approximately $4.1 million, $149.7 million, $5.1 million, $304.7 million and $54.3 million of our consolidated indebtedness matures in 2015, 2016, 2017, 2018 and 2019, respectively. Our ability to make scheduled payments of the principal of and interest on our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous to us or highly dilutive to our stockholders. Our ability to refinance our indebtedness, should we decide to do so, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, our existing and future indebtedness may contain various restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts. Further, we are permitted to repay the Series 2011 Notes and the Series 2013 Notes with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock, and any such issuances would increase the number of our outstanding shares, thereby diluting the ownership interest of our stockholders.

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

Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•                  Increases, decreases or volatility in the price of oil, gasoline, diesel and natural gas;

•                  The availability of natural gas and the price of natural gas compared to gasoline, diesel and other vehicle fuels;

•                  Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•                  Improvements in the fuel economy or greenhouse emissions of gasoline or diesel engines;

•                  The entry or exit of engine manufacturers from the market;

•                  Perceptions about greenhouse gas emissions (also known as “fugitive methane emissions”) from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles;

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

•                  The existence and success of government incentives and grant programs that promote the use of natural gas as a vehicle fuel; and

•                  Concerns with the content of the natural gas supplied to natural gas fueling stations by utilities and third-party marketers.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely impact our business.

In the recent past, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Market adoption of compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG”) as vehicle fuels could be slowed, curtailed or otherwise limited if there are significant decreases in the prices of, or significant increases in the supply and availability of, gasoline and diesel, today’s most prevalent and conventional vehicle fuels, which would decrease the market’s perception of a need for alternative vehicle fuels generally, or if there are decreases in the prices of gasoline and diesel without a corresponding decrease in the price of natural gas or an increase in the price of natural gas without corresponding increases in the prices of gasoline and diesel. The occurrence of any of these circumstances could cause the success or perceived success of our industry and our business to materially suffer. Part of the reason that such slowed, curtailed or limited adoption of natural gas as a vehicle fuel might occur under these circumstances is due to the higher cost of natural gas vehicles compared to gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If gasoline or diesel prices drop significantly, fuel economy of gasoline- or diesel-powered vehicles improves, or the prices of CNG and LNG are not sufficiently low, operators may delay or avoid the purchase of natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover in a timely manner the additional costs of acquiring or converting to natural gas vehicles. In addition, our profit margins are directly affected by fluctuations in natural gas, gasoline and diesel prices. In order to attract fleet operators and other consumers to convert to natural gas vehicles, we must be able to offer CNG and LNG fuel at prices significantly lower than gasoline and diesel. Decreases in the price of gasoline and diesel and increases in the price of natural gas make it more difficult for us to offer our customers attractive prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Further, increased natural gas prices affect the cost to us of natural gas and adversely impact our operating margins in cases where we cannot pass the increased costs on to our customers, and conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers.

Among the factors that can cause fluctuations in gasoline, diesel and natural gas prices are changes in domestic and foreign supplies and availability of crude oil and natural gas, domestic storage levels, price and availability of alternative fuels, weather conditions, negative publicity surrounding natural gas drilling techniques or methods or production and importing of oil, level of consumer demand, economic conditions, the price of foreign imports, and domestic and foreign governmental regulations and political conditions. With respect to natural gas supply, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and on transporting and dispensing natural gas. Hydraulic fracturing and horizontal drilling techniques has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through such techniques or others, as well as any changes to the regulations relating to transporting or dispensing natural gas, could lead to increased natural gas prices. Additionally, crude oil prices have recently been subject to extreme volatility and decreases, due in part to over-production and increased supply without a corresponding increase in demand. If these circumstances continue, or if all or some combination of the factors contributing to volatile natural gas, oil and diesel prices were to occur or worsen, perceptions about the success of our industry could be materially harmed.

If trucks using the Cummins Westport ISX 12G natural gas engine (or a comparable engine) are not adopted by truck operators as quickly or to the extent we anticipate, our results of operations and business prospects will be adversely affected.

We believe the development and expansion of the U.S. natural gas heavy-duty truck market, and the execution of our initiative to build a nationwide network of natural gas truck friendly fueling stations (we refer to this network as “America’s Natural Gas Highway” or “ANGH”), depends upon the successful adoption of the Cummins Westport ISX 12G natural gas engine (or a comparable engine) and the development of a meaningful market in the U.S. for heavy-duty natural-gas trucks. Manufacturers may not produce natural gas engines and truck operators may not adopt and deploy natural gas trucks in meaningful numbers or as quickly as we anticipate. Heavy-duty trucks powered by natural gas engines cost more, as compared to comparable gasoline or diesel trucks, and may experience, or be perceived to experience, more operational or performance issues. Our business could be harmed if meaningful numbers of natural gas heavy-duty truck engines are not deployed, if such deployment is slower than expected, or if a meaningful number of the trucks that are deployed are not fueled at our stations.

The failure of our America’s Natural Gas Highway initiative and our inability to achieve our goal to fuel a substantial number of natural gas heavy-duty trucks would materially and adversely affect our financial results and business.

We are seeking to fuel a substantial number of natural gas heavy-duty trucks, and in connection with that effort we are building America’s Natural Gas Highway. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway have required, and will continue to require, a significant commitment of capital and other resources, and our ability to successfully execute our plans faces substantial risks, including, among others:

•                  Many of our ANGH stations were initially built to provide LNG and LNG costs more than CNG on an energy equivalent basis. If CNG becomes the preferred fuel for truck operators, we will be required to spend significant additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital for that purpose;

•                  Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations;

•                  Truck and vehicle operators may not fuel at our stations due to lack of access or convenience, prices, concerns with natural gas content or reliability or numerous other factors;

•                  We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. At March 31, 2015, there was only one principal natural gas engine manufacturer for the medium- and heavy-duty market, Cummins Westport (“CWI”). We have no control over whether CWI will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•                  Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside our control;

•                  We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•                  Many ANGH stations (approximately 93 stations at March 31, 2015) were completed before there were sufficient numbers of customers to fuel at the stations, and if such customers do not materialize, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs and we may lose money on LNG that is supplied to the stations but is not purchased by customers.

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

Limited availability of natural gas vehicles and engine sizes, including heavy-duty trucks and other types of vehicles, restricts their large-scale introduction and narrows our potential customer base. Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets, and they may not decide to expand, or they may decide to discontinue or curtail, their existing natural gas engine or vehicle product lines. A limited supply of natural gas vehicles limits our customer base and natural gas fuel sales and encourages existing manufacturers to charge a premium for such vehicles, thereby restricting our ability to promote natural gas vehicles.

We may need to raise additional debt or equity capital to continue to fund the growth of our business.

At March 31, 2015, we had total cash and cash equivalents of $106.9 million and short-term investments of $113.6 million. Our business plan calls for approximately $46.9 million in capital expenditures from April 1, 2015 through the end of 2015, as well as substantial capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.

Asset sales and equity or debt financing options may not be available when needed or on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock would increase the number of our outstanding shares, thereby diluting the ownership interest of our stockholders. We may also pursue debt financing since, despite our level of consolidated debt, the agreements governing much of our existing debt do not restrict our ability to incur additional indebtedness, including secured and unsecured indebtedness, or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, the sale of convertible notes, high yield debt, asset -based loans, term loans, project finance debt, municipal bond financing or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, if we incur additional indebtedness in the future, these higher levels of indebtedness could increase the risk that we would be unable to repay our debt or make other required payments and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business and economic conditions, any of which could negatively impact our business and prospects. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, our business plan, and any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we would be forced to suspend, delay or curtail these capital expenditures or other transactions.

Our business is influenced by environmental, tax and other government regulations, programs and incentives promoting cleaner burning fuels and alternative vehicles, and their modification or repeal could adversely impact our business.

Our business is influenced by federal, state and local government tax attributes, credits, rebates, grants and similar programs and incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Industry participants with a vested interest in gasoline and diesel or alternative fuels such as hydrogen- or electric-powered vehicles, many of which have substantially greater resources than we have, invest significant time and money in efforts to influence environmental regulations in ways that could delay or repeal regulations and programs that promote natural gas as a vehicle fuel. Any failure to adopt, delay in implementing, expiration, repeal or modification of federal, state or local regulations, programs or incentives that encourage the use of natural gas and RNG as a vehicle fuel would harm our operating results and financial condition. For example, some such government programs and incentives have recently expired, such as the federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and liquid gallon of LNG sold for vehicle fuel use, which expired December 31, 2014 and has not been reinstated. In 2013 and 2014 we received approximately $45.4 million and $28.4 million of revenue, respectively, related to VETC fuel tax credits, representing approximately 12.9% and 6.6%, respectively, of our total revenue during the periods. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the federal Renewable Fuel Standard Phase 2, under which we generate credits (“LCFS Credits” and “RIN Credits” or “RINs”, respectively) by selling natural gas and RNG as a vehicle fuel, would adversely affect our financial condition. For example, the staff of the California Air Resources Board recently proposed changes to its carbon intensity number for CNG, LNG and RNG to take into account alleged system-wide methane losses, which changes, if implemented, would result in fewer carbon benefits associated with use of natural gas as a vehicle fuel and would adversely affect our business. Further, our business would be adversely affected if grant funds cease to be available under government programs for the purchase and construction of natural gas vehicles and stations.

We face increasing competition from oil and gas producers, other alternative fuel and alternative vehicle companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities, fuel station and truck stop owners and other organizations that may have far greater resources and brand awareness than we have.

A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or are planning to enter the markets for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports, taxis and paratransit vehicles, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods that may limit these markets generally. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities also own and operate natural gas fueling stations that compete with our stations. The California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington, Kentucky and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages, including their typically lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

We expect competition to intensify in the near term in the alternative vehicle fuels market generally and, assuming the use of natural gas vehicles and the demand for natural gas vehicle fuel increases, the market for natural gas vehicle fuel. Increased competition will lead to amplified pricing pressure and reduced operating margins.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy-duty trucks, buses and trash trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance, may reduce demand for natural gas vehicles. In addition, hydrogen and other alternative fuels in experimental or developmental stages may offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of or conversion to natural gas vehicles, or that otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative vehicles.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning, permitting or other local resistance, cost overruns, delays, and other contingencies.

In connection with our station construction operations, we may not be able to identify, obtain and retain sufficient permits, approvals and other rights to use suitable locations for the stations we or our customers seek to build. We may also encounter land use or zoning difficulties or other local resistance with respect to stations that prohibit us or our customers from building new stations on preferred sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations could harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of the projects. Cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects that we build and own, result in our failure to achieve an acceptable rate of return.

Our manufacturing operations could subject us to significant costs and other risks, including product liability claims.

Our subsidiary IMW Industries, Ltd. (“IMW”) designs, manufactures, sells and services non-lubricated natural gas compressors and related equipment used in CNG stations. The equipment IMW produces and sells has not in some instances performed, and may not in the future perform, as expected, according to legal or other specifications, or at all. IMW has in the past and may in the future incur significant and unexpected costs in the life cycle of its products, including costs incurred to fix any discovered performance errors and to repair any product malfunctions. The scope and likelihood of these risks continues to increase as IMW makes efforts to expand its services to new geographic and other markets. The occurrence of any of these risks has and may continue to damage our customer relationships and reputation, delay the launch of new IMW products, force product recalls and/or result in product liability claims.

Our warranty reserves may not adequately cover our warranty obligations.

We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues. The amounts estimated could differ materially from warranty costs that may ultimately be realized. We would be adversely affected by an increase in the rate of warranty claims, the average amount involved with each warranty claim or the occurrence of unexpected warranty claims.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data and operational disruptions.

The global scope of our operations exposes us to additional risks and uncertainties.

Our IMW subsidiary has operations in a number of countries, including Canada, China, Colombia, Bangladesh and Peru. IMW’s natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described in these risk factors, the global scope of our operations may subject us to risks and uncertainties that may limit our operations, increase our costs or otherwise negatively impact our business and financial condition, including, among others:

•                  Failure to comply with the United States Foreign Corrupt Practices Act;

•                  Political unrest, terrorism, war, natural disasters and economic and financial instability;

•                  Unexpected changes in regulatory requirements and uncertainty related to developing legal and regulatory systems with respect to economic and business activities, real property ownership and application of contract rights;

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

We depend on key people to operate our business, and if we are unable to retain our key people or hire additional qualified people, our ability to develop and successfully market our business would be harmed.

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

We have significant contracts with government entities that are subject to unique risks.

We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various governmental bodies, which accounted for approximately 19% of our revenues for the three months ended March 31, 2015 and approximately 33%, 19% and 18% of our annual revenues in 2012, 2013 and 2014, respectively. In addition to normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.

We may never initiate or complete construction of the GE Plants. If we commence construction of either GE Plant, we may encounter difficulties building them and we would need to comply with significant obligations to GE.

Our ability to commence development and construction of two LNG plants (the “GE Plants”), to be financed under our credit agreement with General Electric Capital Corporation (“GE”), will depend on our satisfaction of a number of conditions, including the availability of sites upon which to construct the GE Plants, our ability to acquire title to, or leasehold interests in, such sites and the receipt of all governmental approvals necessary to design, develop, own, construct, install, operate and maintain the GE Plants. If we do not satisfy all of the conditions by December 31, 2016, GE’s obligation to fund the GE Plants will terminate.

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

Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices, when needed, or at all. If LNG liquefaction plants we own, or if any from which we purchase LNG, are damaged by severe weather, earthquakes or other natural disasters or otherwise experience prolonged down time; if any such plants cannot produce LNG meeting applicable composition specifications and requirements; or if we or others do not build additional LNG liquefaction plants; our LNG supply will be restricted. If we are unable to supply enough LNG that satisfies applicable specifications (either from our own plants or by purchasing it from third parties) to meet customer demand, we may lose customers and/or be liable to our customers for penalties and damages. Competition for LNG supply is escalating. For example, we increasingly compete to purchase LNG with other companies that use LNG to fuel equipment deployed in oil and gas production activities. In addition, we expect that the execution of our business plan will require substantial growth in the available LNG supply across the United States, and if this supply is unavailable, it would constrain our ability to serve the market we anticipate for LNG fuel. If we experience an LNG supply interruption or LNG demand that exceeds available supply, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to expand LNG sales to new customers will be limited and our relationships with existing customers may be disrupted. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease due to our increased transportation costs.

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

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Other states and the federal government are considering passing similar measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities, or regulate the greenhouse gas emissions associated with the LNG, CNG and RNG we sell, and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our current customer agreements. If any of these regulations are implemented, our associated compliance costs may have a negative impact on our financial performance, reduce our margins and impair our ability to fulfill customer contracts. Further, these regulations may discourage consumers from adopting natural gas as a vehicle fuel.

Our operations entail inherent safety and environmental risks that may result in substantial liability to us.

Our operations entail inherent risks, including equipment defects, malfunctions and failures, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Further, improper refueling of natural gas vehicles can result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions may in the future be regulated by the U.S. Environmental Protection Agency (“EPA”) or by state regulatory agencies. Additionally, CNG fuel tanks and trailers, if damaged by accidents or improperly maintained or installed, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers. Risks associated with these financing activities include, among others, the following: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; the borrower may default on payments, enter bankruptcy proceedings and/or liquidate; we may not be able to bill properly or track payments in an adequate fashion to properly manage this service; and the amount of capital available to us is limited and may not allow us to make loans required by customers. As of March 31, 2015, we had $8.2 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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

Our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. In addition, our failure to comply with regulations related to the government procurement process at the federal, state or local level or restrictions on political activities and lobbying may result in administrative or financial penalties, including being barred from providing services to governmental entities.

Our RNG business may not be successful.

We own RNG production facilities located in Canton, Michigan and North Shelby, Tennessee. We are also seeking to increase our RNG business by pursuing additional projects on our own and with project partners. We may not be successful in operating or developing these projects or any future projects or generating a financial return from our investments. Historically, projects that produce pipeline quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the lack of government programs and regulations that support such activities. The success of our RNG business depends on our ability to obtain necessary financing, to successfully manage the construction and operation of RNG production facilities, to enter RNG supply agreements with third parties, and to either sell RNG at substantial premiums to conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail.

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

We have experienced difficulty producing the expected volumes of RNG at our operating RNG plants due to, among other factors, problems with key equipment, severe weather, landfill conditions and construction delays. These difficulties may continue or worsen in the future, and our ability to produce RNG may be adversely affected by a number of other factors beyond our control, including, among others, limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits, landfill mismanagement, problems with our critical equipment, and adverse or severe weather conditions. In addition, we may seek to or be required to upgrade, expand or service our RNG facilities, which may result in plant shutdowns, cause delays that reduce the amount of RNG we produce or involve significant unexpected costs.

We may from time to time pursue acquisitions, investments or other strategic relationships, which could fail to meet expectations.

We may acquire or invest in other companies or businesses. For example, in October 2014, we invested in NG Advantage. In addition, we may pursue other strategic transactions or relationships. For instance, in September 2014, we formed a joint venture with Mansfield Ventures LLC called Mansfield Clean Energy Partners LLC. Acquisitions, investments and other strategic partnerships and relationships involve numerous risks, any of which could harm our business, including, among others, the following: difficulties integrating the technologies, operations, existing contracts and personnel of an acquired company or partner; difficulties in supporting and transitioning vendors, if any, of an acquired company or partner; diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities; failure to realize the anticipated benefits or synergies of a transaction or relationship; failure to identify all of the problems, liabilities or other shortcomings or challenges of a company or technology we may partner with, invest in or acquire, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we may have limited or no experience; potential loss of key employees, customers and vendors from either our current business or an acquired company’s or partner’s business; inability to generate sufficient revenue to offset acquisition, investment or other related costs; additional costs or equity dilution associated with funding the acquisition, investment or other relationship; and possible write-offs or impairment charges relating to the businesses we partner with, invest in or acquire.

Our quarterly results of operations are difficult to predict and have fluctuated significantly.

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses were approximately $31.9 million, $11.3 million, $16.3 million, $41.7 million, $3.9 million, $11.9 million, $18.8 million, $32.3 million, $28.6 million, $32.3 million, $30.1 million, and $31.1 million for the three months ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, and March 31, 2015, respectively. In the three months ended December 31, 2014, our net income was $1.3 million. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including those described in these risk factors. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant variances in our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of one quarter as an indication of future performance.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of March 31, 2015, there were 90,378,353 shares of our common stock outstanding, 11,172,586 shares underlying outstanding options, 2,968,752 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants, 5,000,000 shares underlying a warrant we issued in November 2012 to GE, 19,160,338 shares underlying our Series 2011 Notes and 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 31, 2015, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further. In addition, a number of our directors and officers have in the past entered into Rule 10b5-1 sales plans with a broker to sell shares of our common stock that they hold or that they may acquire upon the exercise of stock options. Sales under these plans occur automatically without further action by the director or officer once the price, date or other parameters of the particular selling plan are achieved. As of March 31, 2015, no shares were subject to future sales by our directors and officers under these selling plans. If our directors and officers adopt new selling plans and sales of shares under these selling plans occur, the trading price of our common stock could fall.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.

As of March 31, 2015, our co-founder and board member T. Boone Pickens beneficially owned in the aggregate approximately 24.1% of our common stock (including 18,139,720 outstanding shares of common stock, 705,000 shares underlying stock options exercisable within 60 days after March 31, 2015, and 4,113,923 shares underlying convertible promissory notes convertible within 60 days after March 31, 2015). As a result, Mr. Pickens is able to strongly influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

On May 6, 2015, we entered into an employment agreement with Robert M. Vreeland, our Chief Financial Officer.  The employment agreement supersedes and replaces in all respects the terms of the employment offer letter that we entered into with Mr. Vreeland upon his appointment as our Chief Financial Officer in November 2014.  The employment agreement has an initial term ending on December 31, 2015, and thereafter renews for a one-year period.  Under the employment agreement, Mr. Vreeland is entitled to an annual base salary of $350,000 and is eligible for an annual cash bonus of up to 100% of his then-current annual base salary under the terms of our performance-based cash bonus plan, which is described in our definitive proxy statement for our 2015 annual meeting of stockholders filed with the Securities and Exchange Commission on April 10, 2015.  If we terminate Mr. Vreeland’s employment without “cause” or if Mr. Vreeland terminates his employment for “good reason” or for any reason within one year after a “change in control” (each such term as defined in the employment agreement), then he is entitled to (1) a lump-sum payment of an amount equal to the sum of (A) his annual base salary earned through the date of termination and any annual cash bonus earned for the prior year to the extent not previously paid, (B) any compensation previously deferred by Mr. Vreeland (together with any accrued interest or earnings thereon), (C) 150% of one year’s then-current annual base salary, (D) 150% of his previous year’s annual cash bonus under our performance-based cash bonus plan, and (E) any vacation pay accrued and not paid as of the date of termination, (2) after the end of the calendar year in which the termination occurs, a lump-sum payment of an amount equal to a prorated portion, based on the number of weeks during the year in which Mr. Vreeland was employed by us, of the annual cash bonus that would be payable to Mr. Vreeland under our performance-based cash bonus plan in respect of such year (based on the criteria applicable for that year), and (3) continuing participation, at our expense, for a period of one year from the date of termination in our benefit programs in which Mr. Vreeland was enrolled at the time of termination.  In addition, if we terminate Mr. Vreeland’s employment without cause within one year after a change in control, then he is entitled to the severance benefits described above, except that the lump-sum payment described in (1) above shall consist of 200% of his then-current annual base salary, 200% of his previous year’s annual cash bonus under our performance-based cash bonus plan, and the amounts described in (A), (B) and (E).  In consideration of the receipt of any severance benefits under the employment agreement, and as a precondition to their receipt, Mr. Vreeland must execute and deliver, and not revoke, a release in favor of the Company in the form attached to the employment agreement.

For purposes of Mr. Vreeland’s employment agreement, (1) “cause” means (A) Mr. Vreeland committing a material act of dishonesty against our Company, (B) Mr. Vreeland being convicted of a felony involving moral turpitude or (C) Mr. Vreeland committing a material breach of his confidentiality, trade secret, non-solicitation or invention assignment obligations under his employment agreement; (2) “good reason” means Mr. Vreeland’s resigning from his employment after we have materially diminished Mr. Vreeland’s duties or his annual base salary, provided that Mr. Vreeland has notified us in writing of the material diminishment within 90 days after its initial existence and we have not remedied or cured it within 45 days thereafter; and (3) “change in control” means any “person” (as defined or referred to in Section 3(a)(9) and/or 13(d)(1), et seq. of the Exchange Act and the associated rules of the Securities and Exchange Commission promulgated thereunder), other than an existing stockholder of our Company as of May 1, 2015, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our Company representing 50% plus one share, or more, of the combined voting power of our then-outstanding securities.

A complete copy of the employment agreement is attached as Exhibit 10.105 to this report and is incorporated herein by reference. The above summary of the employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement.

Item 6.—Exhibits

(a)                                Exhibits

Exhibit No.	Description

10.102+*	Employment Agreement between the Registrant and Peter J. Grace.

10.103+*	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.

10.104+*	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.

10.105+*	Employment Agreement between the Registrant and Robert M. Vreeland.

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

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2015;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2015; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

**          Furnished herewith.

+                 Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 11, 2015	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.102+*	Employment Agreement between the Registrant and Peter J. Grace.

10.103+*	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.

10.104+*	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.

10.105+*	Employment Agreement between the Registrant and Robert M. Vreeland.

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

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2015;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2015; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

**          Furnished herewith.

+                 Management contract or compensatory plan or arrangement.