Form 10-Q
period 2015-06-30
Clean Energy Fuels Corp.
filed 2015-08-05
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, there were 90,560,410 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

INDEX

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited).

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2014 and June 30, 2015

(Unaudited)

(In thousands, except share data)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$92,381	$53,296
Restricted cash	6,012	4,469
Short-term investments	122,546	128,596
Accounts receivable, net of allowance for doubtful accounts of $752 and $970 as of December 31, 2014 and June 30, 2015, respectively	81,970	78,537
Other receivables	56,223	18,656
Inventories	34,696	31,347
Prepaid expenses and other current assets	19,811	15,172
Total current assets	413,639	330,073
Land, property and equipment, net	514,269	520,424
Notes receivable and other long-term assets, net	71,904	69,362
Investments in other entities	6,510	5,961
Goodwill	98,726	95,831
Intangible assets, net	55,361	49,310
Total assets	$1,160,409	$1,070,961
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,846	$5,977
Accounts payable	43,922	28,859
Accrued liabilities	56,760	51,327
Deferred revenue	14,683	5,566
Total current liabilities	120,211	91,729
Long-term debt and capital lease obligations, less current portion	500,824	504,769
Long-term debt, related party	65,000	65,000
Other long-term liabilities	9,339	7,971
Total liabilities	695,374	669,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 90,203,344 shares and 90,527,189 shares at December 31, 2014 and June 30, 2015, respectively	9	9
Additional paid-in capital	898,106	904,058
Accumulated deficit	(457,441)	(518,533)
Accumulated other comprehensive loss	(3,248)	(10,878)
Total Clean Energy Fuels Corp. stockholders’ equity	437,426	374,656
Noncontrolling interest in subsidiary	27,609	26,836
Total stockholders’ equity	465,035	401,492
Total liabilities and stockholders’ equity	$1,160,409	$1,070,961

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2014 and 2015

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue:
Product revenues	$86,473	$75,744	$172,262	$145,041
Service revenues	11,660	11,124	21,146	27,675
Total revenues	98,133	86,868	193,408	172,716
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	69,175	59,387	137,042	114,766
Service cost of sales	4,080	4,399	7,844	13,753
Derivative (gains) losses:
Series I warrant valuation	2,286	300	(2,169)	(583)
Selling, general and administrative	34,400	28,994	67,890	59,227
Depreciation and amortization	11,608	13,402	23,123	26,288
Total operating expenses	121,549	106,482	233,730	213,451
Operating loss	(23,416)	(19,614)	(40,322)	(40,735)
Interest expense, net	(10,130)	(9,973)	(19,640)	(19,868)
Other income (expense), net	1,121	317	(165)	864
Loss from equity method investments	—	(345)	—	(549)
Loss before income taxes	(32,425)	(29,615)	(60,127)	(60,288)
Income tax expense	(147)	(740)	(1,109)	(1,594)
Net loss	(32,572)	(30,355)	(61,236)	(61,882)
Loss from noncontrolling interest	266	393	337	773
Net loss attributable to Clean Energy Fuels Corp.	$(32,306)	$(29,962)	$(60,899)	$(61,109)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.34)	$(0.33)	$(0.64)	$(0.67)
Diluted	$(0.34)	$(0.33)	$(0.64)	$(0.67)
Weighted-average common shares outstanding:
Basic	94,859,587	91,480,998	94,768,462	91,399,478
Diluted	94,859,587	91,480,998	94,768,462	91,399,478

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months and Six Months Ended June 30, 2014 and 2015

(Unaudited)

(In thousands)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2015	2014	2015	2014	2015
Net loss	$(32,306)	(29,962)	$(266)	$(393)	$(32,572)	$(30,355)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(442)	813	—	—	(442)	813
Foreign currency adjustments on intra-entity long-term investments	3,495	535	—	—	3,495	535
Unrealized losses on available-for-sale securities	(81)	(2)	—	—	(81)	(2)
Total other comprehensive income, net of tax	2,972	1,346	—	—	2,972	1,346

Comprehensive loss	$(29,334)	$(28,616)	$(266)	$(393)	$(29,600)	$(29,009)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015	2014	2015
Net loss	$(60,899)	$(61,109)	$(337)	$(773)	$(61,236)	$(61,882)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(246)	(4,868)	—	—	(246)	(4,868)
Foreign currency adjustments on intra-entity long-term investments	157	(2,776)	—	—	157	(2,776)
Unrealized (losses) gains on available-for-sale securities	(399)	14	—	—	(399)	14
Total other comprehensive loss, net of tax	(488)	(7,630)	—	—	(488)	(7,630)

Comprehensive loss	$(61,387)	$(68,739)	$(337)	$(773)	$(61,724)	$(69,512)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2015

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(61,236)	$(61,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,123	26,288
Provision for doubtful accounts, notes and inventory	112	1,440
Loss on disposal of assets	8	42
Derivative loss	(2,169)	(583)
Stock-based compensation expense	6,398	5,353
Amortization of debt issuance cost	1,527	1,534
Accretion of notes payable	138	36
Equity method investment loss	—	549
Loss on contingent consideration for acquisition	101	—
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	(7,209)	40,636
Inventory	(5,382)	3,293
Prepaid expenses and other assets	1,891	7,329
Accounts payable	(1,715)	(11,570)
Accrued expenses and other	1,126	(15,323)
Net cash used in operating activities	(43,287)	(2,858)
Cash flows from investing activities:
Purchases of short-term investments	(70,868)	(71,739)
Maturities of short-term investments	55,144	64,861
Purchases and deposits on property and equipment	(61,840)	(26,236)
Loans made to customers	(2,295)	(2,510)
Payments on and proceeds from sales of loans receivable	2,240	892
Restricted cash	(3,846)	1,543
Net cash used in investing activities	(81,465)	(33,189)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	684	599
Proceeds from debt instruments	12,720	6
Proceeds from revolving line of credit	23,621	24
Repayment of borrowing under revolving line of credit	(17,645)	(26)
Repayment of capital lease obligations and debt instruments	(9,338)	(2,509)
Payments for debt issuance costs	(914)	—
Net cash provided (used) by financing activities	9,128	(1,906)
Effect of exchange rates on cash and cash equivalents	291	(1,132)
Net decrease in cash	(115,333)	(39,085)
Cash, beginning of period	240,033	92,381
Cash, end of period	$124,700	$53,296
Supplemental disclosure of cash flow information:
Income taxes paid	$690	$497
Interest paid, net of approximately $1,992 and $534 capitalized, respectively	18,668	18,184

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1—General

Nature of Business:  Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates otherwise) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada.

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

Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2014 and 2015. All intercompany accounts and transactions have been eliminated in consolidation. The three and six month periods ended June 30, 2014 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

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

Note 2— Acquisition and Divestitures

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

DCE and DCEMB

On September 4, 2014, Mavrix, LLC (“Mavrix”), a wholly owned subsidiary of the Company, sold to Cambrian Energy McCommas Bluff III LLC (“Cambrian”) 19% of its then-70% interest in Dallas Clean Energy, LLC (“DCE”). On December 29, 2014, Mavrix entered into a Membership Interest Purchase Agreement (the “Agreement”) with Cambrian, pursuant to which Mavrix sold to Cambrian its entire remaining 51% interest in DCE. DCE owns all of the equity interests in Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), which owns a renewable natural gas extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. As consideration for the sale of DCE, the Company, through Mavrix, received $6,992 in cash in September 2014 and $40,588 in cash in December 2014 and may receive up to an additional $1,250 in cash, subject to the results of certain performance tests to be performed at the McCommas Bluff project in accordance the terms of the Agreement. The Company will continue to have the right to market and sell biomethane produced at the McCommas Bluff project under its Redeem™ renewable natural gas vehicle fuel brand. The transaction resulted in a gain of $11,998 that was recorded in the line item gain from the sale of subsidiary in the Company’s consolidated statement of operations for the year ended December 31, 2014. Included in the determination of the gain was goodwill of $7,205 that was allocated to the transaction in accordance with FASB authoritative guidance for subsequent measure of goodwill which requires the Company to allocate goodwill to the disposed business based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.

The Company determined, in accordance with FASB authoritative guidance, that the disposal did not meet the definition of a discontinued operation as the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company’s strategy.

Note 3—Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”), and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC, and other foreign insurance limits were approximately $88,740 and $50,117 as of December 31, 2014 and June 30, 2015, respectively.

Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2014 and June 30, 2015:

	December 31, 2014	June 30, 2015
Short-term restricted cash:
Standby letters of credit	$1,753	$1,753
Canton bonds — current operating costs	4,259	2,716
Total short-term restricted cash	$6,012	$4,469

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

The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2015, the Company believes its carrying values for its available-for-sale investments are properly recorded.

Short-term investments as of December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$38,668	$(16)	$38,652
Zero coupon bonds	3,308	(2)	3,306
Corporate bonds	45,274	(41)	45,233
Certificate of deposits	35,355	—	35,355
	$122,605	$(59)	$122,546

Short-term investments as of June 30, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Municipal bonds & notes	$38,825	$(24)	$38,801
Zero coupon bonds	5,013	3	5,016
Corporate bonds	38,850	(24)	38,826
Certificate of deposits	45,953	—	45,953
	$128,641	$(45)	$128,596

Note 6—Other Receivables

Other receivables at December 31, 2014 and June 30, 2015 consisted of the following:

	December 31, 2014	June 30, 2015
Loans to customers to finance vehicle purchases	$8,257	$8,982
Accrued customer billings	10,143	5,730
Fuel tax and carbon credits	34,250	155
Other	3,573	3,789
	$56,223	$18,656

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

Inventories consisted of the following as of December 31, 2014 and June 30, 2015:

	December 31, 2014	June 30, 2015
Raw materials and spare parts	$31,389	$28,080
Work in process	3,292	1,879
Finished goods	15	1,388
	$34,696	$31,347

Note 8—Land, Property and Equipment

Land, property and equipment at December 31, 2014 and June 30, 2015 are summarized as follows:

	December 31, 2014	June 30, 2015
Land	$2,858	$2,858
LNG liquefaction plants	94,636	94,636
RNG plants	45,359	45,451
Station equipment	265,086	293,851
Trailers	40,067	50,355
Other equipment	74,796	79,929
Construction in progress	163,737	146,431
	686,539	713,511
Less: accumulated depreciation	(172,270)	(193,087)
	$514,269	$520,424

Included in land, property and equipment are capitalized software costs of $21,004 and $21,558 as of December 31, 2014 and June 30, 2015, respectively. The accumulated amortization on the capitalized software costs is $10,740 and $12,287 as of December 31, 2014 and June 30, 2015, respectively. The Company recorded $843 and $831 of amortization expense related to the capitalized software costs during the three months ended June 30, 2014 and June 30, 2015, respectively. For the six month periods ended June 30, 2014 and 2015, the Company recorded $1,611 and $1,547 of amortization expense related to the capitalized software costs respectively.

As of June 30, 2014 and June 30, 2015, $16,360 and $9,720, respectively are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 9—Investments in Other Entities

On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the U.S. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $345 and $549 for the three and six months ended June 30, 2015, respectively and has an investment balance of $4,961 at June 30, 2015.

Note 10—Accrued Liabilities

Accrued liabilities at December 31, 2014 and June 30, 2015 consisted of the following:

	December 31, 2014	June 30, 2015
Salaries and wages	$9,041	$8,206
Accrued gas and equipment purchases	12,340	15,904
Accrued property and other taxes	5,178	7,199
Accrued professional fees	1,084	742
Accrued employee benefits	3,208	4,125
Accrued warranty liability	2,302	2,423
Accrued interest	3,748	3,721
Other	19,859	9,007
	$56,760	$51,327

Note 11—Warranty Liability

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following table:

	June 30, 2014	June 30, 2015
Warranty liability at beginning of year	$2,545	$2,302
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	2,455	1,220
Service obligations honored	(1,685)	(1,099)
Warranty liability at end of period	$3,315	$2,423

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

The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all or a portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of the its common stock if, following the second anniversary of the issuance of a

7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its issuance and the Company may repay each 7.5% Note in shares of its common stock or cash. All of the shares issuable upon exercise of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of LNG stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of June 30, 2015.

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

At June 30, 2015, none of the proceeds from the 7.5% Notes were included in restricted cash as the Company had used the funds primarily to build LNG fueling stations.

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

The SLG Notes bear interest at the rate of 7.5% per annum and are convertible at each Purchaser’s option into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into shares of its common stock if, following the second anniversary of the issuance of the SLG Notes, such shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance, and the Company may repay the principal balance of each SLG Note in shares of its common stock or cash. All of the shares issuable upon exercise of the SLG Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The SLG Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. No events of default under the SLG Notes had occurred as of June 30, 2015.

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

The Credit Agreement further provides that (i) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (ii) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (iii) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then- current LIBOR rate plus 7.00%, provided that for purposes of the Credit Agreement, the then-current LIBOR rate will always be at least 1.00%. The Credit Agreement includes various customary covenants, including debt service coverage ratios and a commitment fee on the unutilized loan amounts of 0.5% per annum, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of June 30, 2015, the Company has not drawn any money under the Credit Agreement and was in compliance with the financial covenants. The commitment fee, which is charged to interest expense in the condensed consolidated statements of operations, was $253 for each of the three months ended June 30, 2014 and 2015, respectively. For the six month periods ended June 30, 2014 and 2015, the Company recorded $503 of interest expense for each period related to the commitment fee.

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

The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of June 30, 2015.

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

The Loan Agreement contains customary events of default, with customary cure periods, including without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Bonds that was entered between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement had occurred as of June 30, 2015.

Other Debt

The Company has other debt due at various dates through 2020 bearing interest at rates up to 15.49% and with a weighted average interest rate of 6.80% and 6.67% as of December 31, 2014 and June 30, 2015, respectively.

Long-term debt and capital lease obligations at December 31, 2014 and June 30, 2015 consisted of the following:

	December 31, 2014	June 30, 2015
7.5% Notes	$150,000	$150,000
SLG Notes	145,000	145,000
5.25% Notes	250,000	250,000
Canton Bonds ($11,400 non-recourse to the Company)	12,150	11,600
Capital lease obligations	2,692	7,754
Other debt	10,828	11,392
Total debt and capital lease obligations	570,670	575,746
Less amounts due within one year	(4,846)	(5,977)
Total long-term debt and capital lease obligations	$565,824	$569,769

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Basic and diluted:
Weighted average number of common shares outstanding	94,859,587	91,480,998	94,768,462	91,399,478

Certain securities were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2014 and 2015, respectively, as the inclusion of the securities would be anti-dilutive to the calculations. The amounts of these securities that were outstanding as of June 30, 2014 and 2015 for these instruments are as follows:

	June 30,
	2014	2015
Options	11,858,681	10,782,668
Warrants	2,130,682	6,130,682
Convertible Notes	35,185,979	35,185,979
Restricted Stock Units	2,080,336	2,972,252

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the stock-based compensation expense recognized during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Stock-based compensation expense	$2,978	$2,663	$6,398	$5,353
Stock-based compensation expense, net of tax	$2,978	$2,663	$6,398	$5,353

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	11,486,301	$11.91
Options granted	465,000	6.15
Options exercised	(607,500)	2.96
Options forfeited	(561,133)	14.13
Outstanding, June 30, 2015	10,782,668	$12.05	5.01	$—
Exercisable, June 30, 2015	9,340,463	$12.48	4.43	$—

As of June 30, 2015, there was $4,979 of total unrecognized compensation cost related to non-vested shares underlying outstanding stock options. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2015 was $4,314.

The Company is obligated to issue shares of its common stock upon the exercise of outstanding stock options. The intrinsic value of all stock options exercised during the six months ended June 30, 2014 and 2015 was $1,419 and $2,196, respectively.

The fair value of each stock option granted during the six months ended June 30, 2015 was estimated as of the date of grant using the Black-Scholes option pricing model and the following assumptions:

Six Months Ended June 30, 2015
Dividend yield	0.00%
Expected volatility	59.2% to 61.5%
Risk-free interest rate	1.7% to 1.8%
Expected life in years	6.0

The weighted-average grant date fair values of stock options granted during the six months ended June 30, 2014 and 2015 was $5.99 and $3.42, respectively. The volatility amounts used during these periods were estimated based on the Company’s historical volatility and the Company’s implied volatility of its traded options for such periods. The expected lives used during the periods were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding stock options. The risk free rates used during the periods were based on the U.S. Treasury yield curve for the expected life of the stock options at the time of grant. The Company recorded $3,819 and $2,843 of stock option expense during the six months ended June 30, 2014 and 2015, respectively. The Company has not recorded any tax benefit related to its stock option expense.

Market-Based Restricted Stock Units

The Company issued market-based restricted stock units (“Market-Based RSUs”) to certain key employees during 2012 and 2014.  A holder of Market-Based RSUs will receive one share of the Company’s common stock for each Market-Based RSU held if (i) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company’s common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the Market-Based RSU grant date (the “Stock Price Condition”) and (ii) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs will be automatically forfeited. The Market-Based RSUs are subject to the terms and conditions of the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Market-Based RSU activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2014	1,769,000	$10.67
RSUs granted	—	—
Outstanding and non-vested, June 30, 2015	1,769,000	$10.67	1.1

As of June 30, 2015, there was $1,180 of total unrecognized compensation cost related to non-vested shares underlying outstanding Market-Based RSUs. That cost is expected to be recognized over a weighted average period of 0.6 year.

The Company recorded $1,775 and $885 of expense during the six months ended June 30, 2014 and 2015, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.

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

The following table summarizes the Company’s Service-Based RSU activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested at December 31, 2014	822,752	$5.82
RSUs granted	419,500	6.05
RSUs vested	—	—
RSUs forfeited	(39,000)	5.58
Outstanding and non-vested at June 30, 2015	1,203,252	$5.91	2.5

As of June 30, 2015, there was $5,643 of total unrecognized compensation cost related to non-vested shares underlying outstanding Service-Based RSUs. That cost is expected to be recognized evenly over a period of 2.4 years.

The Company recorded $153 and $1,050 of expense during the six months ended June 30, 2014 and 2015, respectively related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

The fair value of each Service-Based RSU granted during the three months ended June 30, 2015 was estimated using the closing stock price of the Company’s common stock on the date of grant.

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

The Company recorded $37 and $25 of expense related to the ESPP during the six months ended June 30, 2014 and 2015, respectively. The Company has not recorded any tax benefits related to its ESPP expense. At June 30, 2015, the Company had sold an aggregate of 105,257 shares pursuant to the ESPP.

Non-Qualified Non-Public Subsidiary Unit Options

In September 2013, the Company’s wholly owned subsidiary, Clean Energy Renewable Fuels, LLC (“Clean Energy Renewables”, formerly known as CERF), adopted the Clean Energy Renewable Fuels, LLC 2013 Unit Option Plan (the “Clean Energy Renewables Plan”). 150,000 Class B units representing membership interests in Clean Energy Renewables were initially reserved for issuance under the Clean Energy Renewables Plan.

The following table summarizes Clean Energy Renewables’ unit option activity during the six months ended June 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	115,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited	(7,000)	40.80
Outstanding and non-vested, June 30, 2015	108,000	$40.80	8.22	$—

As of June 30, 2015, there was $1,384 of total unrecognized compensation cost related to non-vested units underlying outstanding options issued pursuant to the Clean Energy Renewables Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Clean Energy Renewables recorded a total of $614 and $538 of unit option expense during the six months ended June 30, 2014 and 2015, respectively. Clean Energy Renewables has not recorded any tax benefit related to its unit option expense.

In March 2013, NG Advantage, adopted the NG Advantage LLC 2013 Unit Option Plan (the “NG Advantage Plan”). NG Advantage recorded a total of $12 of unit option expense during the six months ended June 30, 2015.

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

Note 16—Income Taxes

The Company’s income tax provision for the three and six months ended June 30, 2015 was $740 and $1,594, respectively.  The tax expense for the three and six months ended June 30, 2014 was $147 and $1,109 respectively.  Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations.  The increase in the Company’s income tax provision for the six months ended June 30, 2015 as compared to the tax provision for the six months ended June 30, 2014 was primarily attributed to increase in the earnings of foreign subsidiaries. The effective tax rate for the three months and six months ended June 30, 2014 and 2015 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.

The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three and six months ended June 30, 2014 or June 30, 2015, and the net interest incurred was immaterial for such periods.

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

During the six months ended June 30, 2015, the Company’s financial instruments consisted of available-for-sale securities, debt instruments, and its Series I warrants. For available-for-sale securities, the fair values are determined by the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets, and thus represent Level 2 fair value measurements. The fair values of the Company’s debt instruments approximated their carrying values at December 31, 2014 and June 30, 2015. The Company uses the Black-Scholes model to value the Series I warrants. The Company believes the best method to approximate a market participant’s view of the volatility of its Series I warrants has been to use the implied volatilities of its short-term (i.e. 3 to 9 month) traded options and extrapolate the data over the remaining term of the Series I warrants, which was approximately 0.8 years as of June 30, 2015. This method has been utilized consistently in the periods presented. Given that the extrapolation beyond the term of the short-term exchange traded options is not based on observable market inputs for a significant portion of the remaining term of the warrants, the Series I warrants have been classified as a Level 3 fair value measurement.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015, respectively:

Description	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,355	$—	$35,355	$—
Municipal bonds and notes	38,652	—	38,652	—
Zero coupon bonds	3,306		3,306
Corporate bonds	45,233	—	45,233	—
Liabilities:
Series I warrants(2)	1,416	—	—	1,416

Description	Balance at June 30, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$45,953	$—	$45,953	$—
Municipal bonds and notes	38,801	—	38,801	—
Zero coupon bonds	5,016		5,016
Corporate bonds	38,826	—	38,826	—
Liabilities:
Series I warrants(2)	833	—	—	833

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

Liabilities: Series I Warrants	June 30, 2014	June 30, 2015
Beginning Balance	$7,164	$1,416
Total gain included in earnings	(2,169)	(583)
Ending Balance	$4,995	$833

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

Series I Warrant Liability

The Company estimated the fair value of its Series I warrant liability using the Black-Scholes model based on the following inputs as of June 30, 2015:

Unobservable Input	Range or Weighted Average
Current market price of the Company’s common stock	$5.62
Exercise price of the warrant	$12.68
Dividend yield	0.00%
Remaining term of the warrant	0.83
Implied volatility of the Company’s common stock	80.36%
Assumed discount rate	Simple average of 0.28%

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

Non-Financial Assets

No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the six months ended June 30, 2014 and 2015. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.

Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The FASB decided on July 9, 2015 to defer the effective date of the new revenue standard by one year. As a result, this standard will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest, requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted but the Company does not anticipate electing early adoption. As of June 30, 2015, the Company has $4,840 of debt issuance costs.

Note 19—Alternative Fuels Excise Tax Credit

From October 1, 2006 through December 31, 2014, the Company was eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits as revenue in its condensed consolidated statements of operations, as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues recognized in December 2014 for the 2014 calendar year were $28,359. The Company did not recognize any VETC revenue during the three or six months ended June 30, 2015, as the program under which the Company received such credit expired December 31, 2014 and has not been renewed.

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

We sell natural gas vehicle fuels in the forms of CNG, LNG and RNG. CNG is produced from natural gas that is supplied by local utilities and third-party marketers to CNG vehicle fueling stations, where it is compressed and dispensed into vehicles in gaseous form. We also provide CNG via trailers in its compressed form directly from the fueling station and by delivering and vaporizing LNG to turn liquefied natural gas into compressed natural gas. LNG is natural gas that is cooled at a liquefaction facility to approximately —260 degrees Fahrenheit until it condenses into a liquid, which takes up about 1/600th of its original volume as a gas. We deliver LNG to fueling stations via our fleet of 84 tanker trailers. At the stations, LNG is stored in above-ground tanks until dispensed into vehicles in liquid form. RNG is produced from waste streams such as landfills, animal waste digesters and waste water treatment plants. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations, where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities, where it is converted to LNG.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucks, airports, taxis, refuse, fleet services, ready mix and public transit. We believe these fleet markets will continue to present a high growth opportunity for natural gas vehicle fuels for the foreseeable future. At June 30, 2015, we served approximately 921 fleet customers operating approximately 41,851 natural gas vehicles, and we owned, operated or supplied 566 natural gas fueling stations in 42 states and in British Columbia and Ontario within Canada.

We believe we are positioned to capture a substantial share of the anticipated future growth in the use of natural gas as a vehicle fuel in the U.S. given our leading market share and the comprehensive solutions we offer.

Sources of Revenue.

We generate revenues by selling CNG and LNG, providing O&M services to our vehicle fleet customers, designing and constructing fueling stations and selling those stations to our customers, processing and selling RNG, manufacturing, selling and servicing non-lubricated natural gas fueling compressors and other equipment for CNG and LNG fueling stations, providing maintenance services, offering assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers’ natural gas vehicle purchases, selling tradable  LCFS Credits and RIN Credits, and receiving federal fuel tax credits.

Key Operating Data.

In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities where we provide O&M services, but do not sell the CNG or LNG, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net loss attributable to us. The following table, which you should read in conjunction with our condensed consolidated financial statements and notes included in this report and our consolidated financial statements and notes contained in our 2014 10-K, presents our key operating data for the years ended December 31, 2012, 2013, and 2014 and for the three and six months ended June 30, 2014 and 2015:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	Three Months Ended June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015
CNG	130.5	143.9	182.6	43.5	54.9	82.9	107.3
RNG	8.9	10.5	12.2	3.0	1.9	6.2	6.4
LNG	55.5	60.0	70.3	18.3	17.6	35.0	35.9
Total	194.9	214.4	265.1	64.8	74.4	124.1	149.6

Operating data
Gross margin	$80,324	$127,713	(1)	$120,153	(1)	$24,878	$23,082	$48,522	$44,197
Net loss attributable to Clean Energy Fuels. Corp	(101,255)	(66,968	)(1)	(89,659	)(1)	(32,306)	(29,962)	(60,899)	(61,109)

(1)             Includes $45.4 million and $28.4 million of revenue for the years ended December 31, 2013 and 2014, respectively, from VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel.  See discussion under “Operations — VETC” below.

Key Trends.

CNG and LNG are generally cheaper on an energy equivalent basis and, according to studies conducted by the California Air Resources Board and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel.  According to the U.S. Department of Energy’s Energy Information Administration (“EIA”), the amount of natural gas consumed in the U.S. for vehicle use more than doubled between 2000 and 2014 and demand for natural gas fuels in the United States increased by approximately 52% during the period January 1, 2011 through December 31, 2014. We believe this growth in consumption and demand was attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of these periods, increasingly stringent environmental regulations affecting vehicle fleets, which have driven the need for cleaner vehicle fuels, and increased availability of natural gas.

The number of fueling stations we owned, operated, maintained and/or supplied grew from 273 at January 1, 2012 to 566 at June 30, 2015 (a 107.3% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2012 to 2014 increased by 36.0%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2012, 2013 and 2014. In addition, in 2013 and 2014, revenues included federal fuel tax credit (“VETC”) revenues of $45.4 million and $28.4 million, respectively, with the 2013 VETC revenues including $20.8 million related to 2012 due to the reinstatement of VETC in January 2013. We have not recognized any VETC revenue during the six months ended June 30, 2015, as the program providing for the credit expired December 31, 2014 and has not been reinstated. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction, recognition of VETC and other credits, and natural gas sale activity.

Our fuel cost of sales also increased from 2012 through 2014, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers during this period. Our cost of sales can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.

In the recent past, the prices of oil, gasoline, diesel and natural gas have been volatile and generally decreased, and this environment of volatility and decreasing prices may continue.  These conditions have resulted in lower revenues from reduced prices we charge for CNG and LNG and, to a lesser degree lower profit margin, as a result of lower natural gas commodity costs.  Further, the global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China has resulted in weaker than expected demand in non-U.S. markets for the natural gas fueling compressors and other equipment manufactured and sold by our Clean Energy Compression (formerly IMW Industries) subsidiary.  To the extent these volatile and lower-cost conditions persist, our financial results may continue to be adversely affected.

Recent Developments

On July 31, 2015, President Obama signed into law a comprehensive highway funding bill that includes a measure to equalize the federal tax on LNG to an energy-equivalent basis with diesel. We are evaluating the financial impact of the measure, which is effective January 1, 2016.

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

Our business plan calls for approximately $33.8 million in capital expenditures from July 1, 2015 through the end of 2015, primarily related to construction of CNG and LNG fueling stations and the purchase of CNG trailers (these trailers are expected to be purchased by NG Advantage, and we anticipate that NG Advantage will use a portion of the purchase price we paid for our interest in that entity to fund such purchase). Additionally, we had total consolidated indebtedness of approximately $575.7 million as of June 30, 2015, of which approximately $3.4 million, $150.1 million, $5.5 million, $305.1 million, $54.6 million, $53.1 million, and $3.9 million is expected to become due in 2015, 2016, 2017, 2018, 2019, 2020, and thereafter respectively. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, make capital expenditures to build additional or expand existing LNG production facilities or to otherwise secure future

LNG supply, or use capital for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, any potential merger or acquisition activity, and other factors. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Operations

We generate revenues principally by selling CNG, LNG and RNG and providing O&M services to our vehicle fleet customer stations. For the six months ended June 30, 2015, CNG and RNG (together) represented 76% and LNG represented 24% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers.

We also generate revenues through sales of non-lubricated natural gas fueling compressors and other equipment for CNG and LNG stations, providing maintenance services, offering assessment, design and modification solutions to provide vehicle fleet operators with code- compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers’ natural gas vehicle purchases, selling tradable RINs and LCFS Credits, and receiving federal fuel tax credits.

CNG Sales

We sell CNG through fueling stations and by transporting it to customers without direct access to a natural gas pipeline. CNG fueling station sales are made through stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or third-party marketers and then compress and dispense it into our customers’ vehicles. Our CNG fueling station sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. Our customers typically are billed monthly based on the volume of CNG sold at a station. The remainder of our CNG fueling station sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.

Additionally, our subsidiary, NG Advantage, LLC (“NG Advantage”), uses a fleet of 54 high-capacity tube trailers to deliver CNG to large institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. Utilizing its trailer fleet, NG Advantage creates a “virtual natural gas pipeline” that allows large oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers to transport CNG in support of its operations.

LNG Production and Sales

We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California. We may expand the production capacity of the Boron, California plant, and we have obtained a commitment from  General Electric Capital Corporation (“GE”) to, subject to our satisfaction of certain conditions, partially finance our purchase of two new LNG plants to be built by an affiliate of GE (see note 12 to our condensed consolidated financial statements).

We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. Further, we sell LNG for non-vehicle purposes, including to customers who use LNG in the oil fields or for industrial applications or utility applications. During 2014 and through June 30, 2015, we procured 44% and 43%, respectively, of our LNG from third-party producers, and we produced the remainder of our LNG at our liquefaction plants in Texas and California. For certain LNG that we purchase from third parties, we have entered into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We expect to enter additional purchase contracts with third-party LNG producers in the future to support our LNG supply needs, some of which may be “take or pay” contracts. We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We anticipate that we will need to purchase or lease additional tanker trailers to transport LNG, and that we will need to increase the number of third parties who provide us contract carrier services. We sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell LNG on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. LNG generally costs more than CNG, as LNG must be liquefied and transported, and the U.S. government imposes higher fuel taxes on LNG.

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

Station Construction and Engineering

We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing some of the stations to our customers. For these projects, we typically act as general contractor or supervise qualified third-party contractors. We also offer assessment, design and modification solutions to provide vehicle fleet operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, which can include the construction and sale of facility modifications, including our NGV Easy Bay™ product, a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities. We charge construction or other fees or lease rates based on the size and complexity of the project.

RNG

We own an RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We built another RNG production facility at a Republic Services landfill in North Shelby, Tennessee. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell some of the RNG we produce, and expect to sell a significant amount of the RNG we produce at the facilities we plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third-party producers, and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem™. On December 29, 2014, we sold our full ownership interest in our former subsidiary, Dallas Clean Energy, LLC (“DCE”), together with its subsidiary Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), for approximately $40.6 million and may receive up to an additional $1.3 million in cash, subject to the results of certain performance tests to be performed at the RNG extraction and production project owned by DCEMB. For the six months ended June 30, 2014, DCE contributed approximately $8.4 million to our revenue. We continued to perform O&M services for DCEMB subsequent to the sale and recognized $0.4 million in revenue for such services during the six months ended June 30, 2015.

Natural Gas Fueling Compressors

Our subsidiary, Clean Energy Compression, formerly known as IMW, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the six months ended June 30, 2014 and 2015, Clean Energy Compression contributed approximately $44.0 million and $28.5 million, respectively, to our revenue.

Sales of RINs and LCFS Credits

We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. During the first six months of 2014, we realized $0.8 million and $1.9 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. During the six months ended June 30, 2015, we realized $5.3 million and $2.1 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.

Vehicle Acquisition and Finance

We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through June 30, 2015, we have not generated significant revenue from vehicle financing activities.

Volatility of Earnings Related to Series I Warrants

Under Financial Accounting Standards Board (“FASB”) authoritative guidance, we are required to record the change in the fair market value of our Series I warrants in our consolidated financial statements. We have recognized a gain of $2.2 million and $0.6 million, respectively, related to recording the estimated fair value changes of our Series I warrants in the six months ended June 30, 2014 and 2015. See note 17 to our condensed consolidated financial statements included in this report. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of June 30, 2015, 2,130,682 of the Series I warrants remained outstanding.

Debt Compliance

The loan agreements relating to the 7.5% Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of June 30, 2015, we were in compliance with these covenants.

The convertible note purchase agreements relating to the SLG Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, have certain non-financial debt covenants with which we must comply. As of June 30, 2015, we were in compliance with these covenants.

The Credit Agreement, as defined below and as discussed in note 12 to our condensed consolidated financial statements, contains certain covenants with which we must comply. As of June 30, 2015, we were in compliance with these covenants.

The indenture relating to the 5.25% Notes, as defined and discussed in note 12 to our condensed consolidated financial statements, has certain non-financial debt covenants with which we must comply. As of June 30, 2015, we were in compliance with these covenants.

The Bonds, as defined below and as discussed in note 12 to our condensed consolidated financial statements, contain certain debt covenants with which we must comply. As of June 30, 2015, we were in compliance with these covenants.

Risk Management Activities

Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K. For the quarter ended June 30, 2015, there were no material changes to our risk management activities.

Critical Accounting Policies

Our critical accounting policies are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K. For the quarter ended June 30, 2015, there were no material changes to such critical accounting policies.

Recently Adopted Accounting Changes and Recently Issued Accounting Standards

For a description of recently adopted accounting changes and recently issued accounting standards, see note 18 to our condensed consolidated financial statements included in this report.

Results of Operations

The following is a detailed discussion of our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Statement of Operations Data:
Revenue:
Product revenues	88.1%	87.2%	89.1%	84.0%
Service revenues	11.9	12.8	10.9	16.0
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	70.5	68.4	70.9	66.4
Service cost of sales	4.2	5.1	4.1	8.0
Derivative (gains) losses on Series I warrant valuation	2.3	0.3	(1.1)	(0.3)
Selling, general and administrative	35.1	33.4	35.1	34.3
Depreciation and amortization	11.8	15.4	12.0	15.2
Total operating expenses	123.9	122.6	121.0	123.6
Operating loss	(23.9)	(22.6)	(21.0)	(23.6)
Interest expense, net	(10.3)	(11.5)	(10.2)	(11.5)
Other income (expense), net	1.1	0.4	(0.1)	0.5
Loss from equity method investment	—	(0.4)	—	(0.3)
Loss before income taxes	(33.1)	(34.1)	(31.3)	(34.9)
Income tax expense	(0.1)	(0.9)	(0.6)	(0.9)
Net loss	(33.2)	(35.0)	(31.9)	(35.8)
Loss of noncontrolling interest	0.3	0.5	0.2	0.4
Net loss attributable to Clean Energy Fuels Corp.	(32.9)	(34.5)	(31.7)	(35.4)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015

Revenue. Revenue decreased by $11.2 million to $86.9 million in the three months ended June 30, 2015, from $98.1 million in the three months ended June, 30 2014. Fewer station construction sales in the three months ended June 30, 2015 led to a decrease of $5.2 million in revenue between periods, from $14.7 million in revenue attributable to station construction sales in the three months ended June 30, 2014, to $9.5 million in revenue attributable to station construction sales in the same period in 2015. We also experienced a decrease of $8.1 million in revenue related to Clean Energy Compression between periods, to $21.8 million in revenue in the three months ended June 30, 2014, compared to $13.7 million in revenue attributable to such sales in the same period in 2015 due to the effects of the global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China. Approximately $5.6 million of the decrease in revenue was the result of lower fuel prices which were driven by lower commodity costs in 2015 compared to 2014. Incremental volumes in the second quarter of 2015 over volumes in the same period in 2014 resulted in approximately $7.9 million in incremental revenue in the second quarter of 2015 compared to the same period in 2014. Our effective price per gallon charged was $0.83 in the three months ended June 30, 2015, which represents a $0.10 per gallon decrease from $0.93 per gallon charged in the three months ended June 30, 2014. The effective price decrease was primarily due to lower fuel prices driven by lower commodity costs. The number of gallons delivered between periods increased 9.6 million gallons from 64.8 million gasoline gallon equivalents to 74.4 million gasoline gallon equivalents. The increase in volume was primarily from an increase of 11.4 million gallons of CNG. Our net increase in CNG volume was primarily from 18 new refuse customers, five new transit customers, two new industrial customers, and three new trucking customers, which together accounted for 8.2 million gallons of CNG volume increase. We also experienced a decrease of 1.1 million gallons in our RNG sales, primarily due to the sale, effective December 29, 2014, of our interest in a renewable natural gas extraction and processing project at the McCommas Bluff landfill in Dallas, Texas.  LNG volume declined 0.7 million gallons between periods from our industrial, refuse and trucking customers primarily due to timing of contract renewals.

Cost of sales. Cost of sales decreased by $9.5 million to $63.8 million in the three months ended June 30, 2015, from $73.3 million in the three months ended June 30, 2014. The decrease was primarily due to fewer station sales to customers and a decrease in gas commodity costs. We experienced a $4.5 million decrease in station installation costs between periods. Our effective cost per gallon decreased by $0.08 per gallon, from $0.64 per gallon in the three months ended June 30, 2014 to $0.56 per gallon in the three months ended June 30, 2015. This decrease was primarily due to lower gasoline, diesel and natural gas prices. The decrease in natural gas prices largely negated the impact on cost of gas sold of increased volumes resulting in a net decrease of $0.8 million in gas commodity costs. Furthermore, fewer compressor sales from Clean Energy Compression led to a decrease in costs of $5.5 million.

Derivative (gain) loss on Series I warrant valuation. Derivative loss decreased by $2.0 million to $0.3 million in the three months ended June 30, 2015, from $2.3 million in the three months ended June 30, 2014. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods (see note 17 to our condensed consolidated financial statements contained elsewhere in this report).

Selling, general and administrative. Selling, general and administrative expenses decreased by $5.4 million to $29.0 million in the three months ended June 30, 2015, from $34.4 million in the three months ended June 30, 2014. This decrease was primarily driven by a $1.6 million decrease in salaries and employee benefits and fewer station related costs of $0.6 million compared to the prior period. Travel and entertainment expenses and consulting fees decreased in total by $0.7 million due to company-wide cost cutting measures. Furthermore, research and development costs and business insurance expenses decreased $0.4 million and $0.5 million, respectively due to a reduction in CE compressor project costs and general liability insurance.

Depreciation and amortization. Depreciation and amortization increased by $1.8 million to $13.4 million in the three months ended June 30, 2015, from $11.6 million in the three months ended June 30, 2014. This increase was primarily due to additional depreciation expense in the three months ended June 30, 2015 related to increased property and equipment balances between periods, primarily related to our expanded station network and the property, plant and equipment and intangible assets we acquired in our acquisition of NG Advantage during the fourth quarter of 2014.

Interest expense, net.  Interest expense, net, decreased by $0.1 million to $10.0 million for the three months ended June 30, 2015, from $10.1 million for the three months ended June 30, 2014. This decrease was primarily due to the payment of DCEMB debt as a result of its sale, offset by an increase in interest expense related to NG Advantage debt.

Other income (expense), net.  Other income (expense), net, decreased by $0.8 million to $0.3 million of income for the three months ended June 30, 2015, compared to $1.1 million of income for the three months ended June 30, 2014. This decrease was primarily due to a $0.4 million foreign currency exchange rate change between periods related to Clean Energy Compression.

Loss from equity method investment.  During the three months ended June 30, 2015, we recorded $0.3 million loss in our Mansfield Clean Energy Partners LLC (“MCEP”) joint venture.

Income tax expense.  Income tax expense increased by $0.6 million to $0.7 million for the three months ended June 30, 2015, compared to $0.1 million for the three months ended June 30, 2014. The increase is primarily attributable to an increase in taxes on foreign operations between periods.

Loss from noncontrolling interest.  During the three months ended June 30, 2015 we recorded a loss of $0.4 million for the noncontrolling interest in the net loss of NG Advantage, compared to $0.3 million recorded for the noncontrolling interest in the net loss of our former subsidiary DCEMB in the three months ended June 30, 2014. The noncontrolling interest in DCEMB and NG Advantage represented the 30% and 46.7% minority interest in these entities, respectively, which were held by third parties during the applicable periods.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2015

Revenue. Revenue decreased by $20.7 million to $172.7 million in the six months ended June 30, 2015, from $193.4 million in the six months ended June 30, 2014. Fewer station construction sales in the six months ended June 30, 2015 led to a decrease of $15.0 million in revenue between periods, from $31.0 million in revenue attributable to station construction sales in the six months ended June 30, 2014, compared to $16.0 million in revenue attributable to station construction sales in the same period in 2015. We also experienced a decrease of $15.6 million in revenue related to Clean Energy Compression between periods, from $44.1 million in revenue in the six months ended June 30, 2014, to $28.5 million in revenue attributable to such sales in the same period in 2015 due to the global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China. Approximately $9.9 million of the decrease was the result of lower fuel prices which were driven by lower commodity costs in 2015 compared to 2014. Incremental volumes in the six months ended June 30, 2015 over volumes in the same period in 2014 resulted in approximately $21.4 million in incremental revenue in the first half of 2015 compared to the same period in 2014. Our effective price per gallon charged was $0.84 in the six months ended June 30, 2015, which represents a $0.10 per gallon decrease from $0.94 per gallon charged in the six months ended June 30, 2014. The effective price decrease was primarily due to lower  fuel prices driven by lower commodity costs. . The number of gallons delivered between periods increased from 124.1 million gasoline gallon equivalents to 149.6 million gasoline gallon equivalents. The increase in volume was primarily from an increase of 24.4 million gallons of CNG. Our net increase in CNG volume was primarily from 20 new refuse customers, seven new transit customers, two new industrial customers, and five new trucking customers, which together accounted for 15.8 million gallons of CNG volume increase. We also experienced a 0.2 million gallons increase in our RNG sales, primarily due to increased RNG production at our Shelby, Tennessee facility. LNG volume increased 0.9 million gallons between periods from our industrial, refuse and trucking customers primarily due to the addition of new customers.

Cost of sales. Cost of sales decreased by $16.4 million to $128.5 million in the six months ended June 30, 2015, from $144.9 million in the six months ended June 30, 2014. The decrease was primarily due to fewer stations sales, as we experienced a $12.3 million decrease in station construction costs between periods due to decreased activity. Our effective cost per gallon decreased by $0.09 per gallon, from $0.66 per gallon in the six months ended June 30, 2014 to $0.57 per gallon in the six months ended June 30, 2015. This decrease was primarily due to lower gasoline, diesel and natural gas prices. The decrease in natural gas prices largely negated the impact of increased volume resulting in $4.0 million in increased gas commodity costs. Cost of sales that Clean Energy Compression incurred decreased between periods by $8.2 million due to its decreased sales between periods.

Derivative (gain) loss on Series I warrant valuation. Derivative gain decreased by $1.6 million to a gain of $0.6 million in the six months ended June 30, 2015, from a $2.2 million gain in the six months ended June 30, 2014. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. (See note 17 to our condensed consolidated financial statements contained elsewhere herein).

Selling, general and administrative. Selling, general and administrative expenses decreased by $8.7 million to $59.2 million in the six months ended June 30, 2015, from $67.9 million in the six months ended June 30, 2014. This decrease was driven by $6.8 million in decreases in salaries and employee expenses, stock based compensation expense, travel and entertainment expenses, restructuring costs, and consulting services between periods due to company-wide cost cutting measures. We also experienced a $1.4 million decrease in business insurance and research and development costs.

Depreciation and amortization. Depreciation and amortization increased by $3.2 million to $26.3 million in the six months ended June 30, 2015, from $23.1 million in the six months ended June 30, 2014. This increase was primarily due to additional depreciation expense in the six months ended June 30, 2015 related to increased property and equipment balances between periods, primarily related to our expanded station network and property, plant and equipment and intangible assets we acquired in our acquisition of NG Advantage during the fourth quarter of 2014.

Interest expense, net.  Interest expense, net, increased by $0.3 million to $19.9 million for the six months ended June 30, 2015, from $19.6 million for the six months ended June 30, 2014. This increase was primarily due to interest expense relating to NG Advantage debt, offset by the payment of DCEMB debt as a result of its sale at December 29, 2014.

Other income (expense), net.  Other income (expense), net, increased by $1.1 million to an income of $0.9 million for the six months ended June 30, 2015, compared to expense of $0.2 million for the six months ended June 30, 2014. This decrease was primarily due to $0.8 million of foreign currency exchange rate change between periods related to Clean Energy Compression.

Loss from equity method investment.  During the six months ended June 30, 2015, we recorded $0.5 million loss in our Mansfield Clean Energy Partners LLC (“MCEP”) joint venture.

Income tax expense.  Income tax expense increased by $0.5 million to $1.6 million for the six months ended June 30, 2015, compared to $1.1 million for the six months ended June 30, 2014. The increase is primarily attributable to an increase in taxes on foreign operations between periods.

Loss of noncontrolling interest.  During the six months ended June 30, 2015, we recorded $0.8 million for the noncontrolling interest in the net loss of NG Advantage. In the prior comparable period, we recorded $0.3 million for the noncontrolling interest in the net loss of DCEMB. The noncontrolling interest in DCEMB and NG Advantage represented the 30% and 46.7% minority interest in these entities, respectively, which were held by third parties during the applicable periods.

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

Liquidity and Capital Resources

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of  new fueling stations, the construction, expansion and maintenance of LNG production facilities, the purchase of new CNG tanker trailers, investment in RNG production, the manufacturing of natural gas fueling compressors and other equipment, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities and, if available, VETC and other credits.

Liquidity

Cash used in operating activities was $2.9 million for the six months ended June 30, 2015, compared to $43.3 million for the six months ended June 30, 2014. Operating cash flows increased between periods primarily due to a $47.8 million increase in net collections of accounts and other receivables in the six months ended June 30, 2015, compared to the same period in 2014. The majority of the increased collections in the first six months of 2015 related to the cash receipt of $28.4 million of VETC revenues attributable to natural gas vehicle fuel sales in 2014. Accrued expenses and other decreased $16.4 million from June 30, 2014 to June 30, 2015 due to timing of customer reimbursements and recognition of deferred revenue. We also experienced other working capital changes between periods due to timing differences.

Cash used in investing activities was $33.2 million for the six months ended June 30, 2015, compared to $81.5 million for the six months ended June 30, 2014. We purchased property and equipment for $26.2 million in the six months ended June 30, 2015, which is a decrease of $35.6 million from $61.8 million paid to purchase property and equipment in the six months ended June 30, 2014. This decrease is primarily related to capital expenditures for CNG and LNG station equipment, which includes $18.4 million for the purchase of 67 CNG-In-A-Box units, which consist of relatively small, turnkey, self-contained CNG stations, from Peake Fuel Solutions, LLC during the six months ended June 30, 2014, which were not repeated in the same period of 2015, and decreases in capital expenditures between periods related to station construction.  Additionally, we had purchases of $6.8 million, net of maturities of short term investments, during the six months ended June 30, 2015, which is a decrease of $8.9 million from our $15.7 million of purchases, net of maturities of short term investments, in the six months ended June 30, 2014.

Cash used by financing activities for the six months ended June 30, 2015 was $1.9 million, compared to cash provided by financing of $9.1 million for the six months ended June 30, 2014. This decrease was primarily from the issuance of the bonds (the “Bonds”) by our subsidiary Canton Renewables, LLC (“Canton”) for $12.4 million, before issuance costs of $0.9 million, in the six months ended June 30, 2014, with no comparable issuance in the same period in 2015. The remaining decrease in funds provided by financing activities was caused by borrowings on a line of credit primarily to fund Clean Energy Compression’s working capital requirements that exceeded repayments in 2014 which did not repeat in 2015 as the line of credit was extinguished in the fourth quarter of 2014.  Partially offsetting the excess borrowings over repayments on the line of credit in 2014 was larger repayments of capital leases and other debts in 2014 compared to 2015.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities and, if available, grants, VETC and other credits. At June 30, 2015, we had total cash and cash equivalents and short-term investments of $181.9 million, compared to $214.9 million at December 31, 2014.

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

Capital Expenditures and Other Uses of Cash

Our business plan calls for approximately $33.8 million in capital expenditures from July 1, 2015 through the end of 2015, primarily related to construction of CNG and LNG fueling stations and the purchase of CNG trailers (these trailers are expected to be purchased by NG Advantage, and we anticipate that NG Advantage will use a portion of the purchase price we paid for our interest in that entity to fund such purchase). Additionally, we had total consolidated indebtedness of approximately $575.7 million as of June 30, 2015, of which approximately $3.4 million, $150.1 million, $5.5 million, $305.1 million, $54.6 million, $53.1 million, and $3.9 million will become due in 2015, 2016, 2017, 2018, 2019, 2020, and thereafter respectively. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, vehicle or services businesses, including RNG production, make capital expenditures to build additional or expand existing LNG production facilities or to otherwise secure future LNG supply, and use capital for other activities or pursuits. We will need to raise additional capital as necessary to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, any potential merger or acquisition activity, and other factors. We may seek to raise additional capital we need through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, or obtaining equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability of to grow our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements

At June 30, 2015, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•                  outstanding surety bonds for construction contracts and general corporate purposes totaling $44.3 million;

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

We have one long-term take-or-pay contract that requires us to purchase minimum volumes of LNG at index based prices and expires in March 2020.

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

Natural gas costs represented 28.8% (or 33.9% excluding Clean Energy Compression and our Wyoming Northstar Incorporated subsidiary (together with its affiliated entities “Clean Energy Cryogenics”) of our cost of sales for 2014 and 28.3% (or 32.0% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for the six months ended June 30, 2015.

To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements also expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any futures contracts outstanding at June 30, 2015.

Foreign Exchange Rate Risk

Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our condensed consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.8 million of gains in the six months ended June 30, 2015. During the six months ended June 30, 2015, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of June 30, 2015, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.1 million.

Item 4.—Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered by this report.

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

For the six months ended June 30, 2015, we incurred pre-tax losses of $60.3 million, which included a derivative gain of $0.6 million related to marking to market the value of our Series I warrants (see note 17 to our condensed consolidated financial statements included in this report).  In 2012, 2013 and 2014, we incurred pre-tax losses of $99.6 million, $63.2 million, and $89.8 million, respectively. Our losses for 2012, 2013 and 2014 included derivative gains of $3.4 million, $0.9 million, and $5.7 million, respectively. During 2013 and 2014, our losses were substantially decreased by approximately $45.4 million and $28.4 million of revenue, respectively, from federal fuel tax credits, and the program under which we received such credits expired on December 31, 2014. We may never achieve or maintain profitability and our failure to do so would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

At June 30, 2015, our total consolidated indebtedness was $575.7 million, including an aggregate of $295.0 million principal amount of the 7.5% Notes and the SLG Notes (each as defined in note 12 to our condensed consolidated financial statements included in this report), which are convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 bearing interest at a rate of 7.5% per annum (the “Series 2011 Notes”), and an aggregate of $250.0 million principal amount of the 5.25% Notes (as defined in note 12 to our condensed consolidated financial statements included in this report), which are convertible notes we issued in September 2013 bearing interest at a rate of 5.25% per annum (the “Series 2013 Notes”). Further, as of June 30, 2015, our majority-owned subsidiary NG Advantage LLC (“NG Advantage”) had outstanding debt totaling $10.6 million. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $36.8 million for the year ending December 31, 2015. Approximately $3.4 million, $150.1 million, $5.5 million, $305.1 million, $54.6 million and $53.1 million of our consolidated indebtedness matures in 2015, 2016, 2017, 2018, 2019 and 2020, respectively. Our ability to make scheduled payments of the principal of and interest on our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous to us or highly dilutive to our stockholders. Our ability to refinance our indebtedness, should we decide to do so, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, our existing and future indebtedness may contain various restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts. Further, we are permitted to repay the Series 2011 Notes at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock, and any such issuances would increase the number of our outstanding shares, thereby diluting the ownership interest of our stockholders.

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

•                  Improvements in the fuel economy or greenhouse gas emissions of gasoline or diesel engines;

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

Among the factors that can cause fluctuations in gasoline, diesel and natural gas prices are changes in domestic and foreign supplies and availability of crude oil and natural gas, domestic storage levels, price and availability of alternative fuels, weather conditions, negative publicity surrounding natural gas drilling techniques or methods or production and importing of oil, level of consumer demand, economic conditions, the price of foreign imports, and domestic and foreign governmental regulations and political conditions. With respect to natural gas supply, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and on transporting and dispensing natural gas. Hydraulic fracturing and horizontal drilling techniques has resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through such techniques or others, as well as any changes to the regulations relating to transporting or dispensing natural gas, could lead to increased natural gas prices. Additionally, crude oil prices have recently been subject to extreme volatility and decreases, due in part to over-production and increased supply without a corresponding increase in demand. If these circumstances continue, or if all or some combination of the factors contributing to volatile natural gas, oil and diesel prices were to occur or worsen, we could be materially harmed.

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

•                  We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. At June 30, 2015, there was only one principal natural gas engine manufacturer for the medium- and heavy-duty market, Cummins Westport (“CWI”). We have no control over whether CWI will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•                  Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside our control;

•                  We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•                  Many ANGH stations (approximately 48 stations at June 30, 2015) were completed before there were sufficient numbers of customers to fuel at the stations, and if such customers do not materialize, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs and we may lose money on LNG that is supplied to the stations but is not purchased by customers.

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

At June 30, 2015, we had total cash and cash equivalents of $53.3 million and short-term investments of $128.6 million. Our business plan calls for approximately $33.8 million in capital expenditures from July 1, 2015 through the end of 2015, as well as capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.

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

Our business is influenced by federal, state and local government tax attributes, credits, rebates, grants and similar programs and incentives that promote the use of natural gas and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Industry participants with a vested interest in gasoline and diesel or alternative fuels such as hydrogen- or electric-powered vehicles, many of which have substantially greater resources than we have, invest significant time and money in efforts to influence environmental regulations in ways that could delay or repeal regulations and programs that promote natural gas as a vehicle fuel. Any failure to adopt, delay in implementing, expiration, repeal or modification of federal, state or local regulations, programs or incentives that encourage the use of natural gas and RNG as a vehicle fuel would harm our operating results and financial condition. For example, some such government programs and incentives have recently expired, such as the federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and LNG sold for vehicle fuel use, which expired December 31, 2014 and has not been reinstated. In 2013 and 2014 we received approximately $45.4 million and $28.4 million of revenue, respectively, related to VETC fuel tax credits, representing approximately 12.9% and 6.6%, respectively, of our total revenue during the periods. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the federal Renewable Fuel Standard Phase 2, under which we generate credits (“LCFS Credits” and “RIN Credits” or “RINs”, respectively) by selling natural gas and RNG as a vehicle fuel, would adversely affect our financial condition. For example, the staff of the California Air Resources Board recently proposed changes to its carbon intensity number for CNG, LNG and RNG to take into account alleged system-wide methane losses, which changes, if implemented, would result in fewer carbon benefits associated with use of natural gas as a vehicle fuel and would adversely affect our business. Further, our business would be adversely affected if grant funds cease to be available under government programs for the purchase and construction of natural gas vehicles and stations.

We face increasing competition from oil and gas producers, developers of natural gas fueling station infrastructure, other alternative fuel and alternative vehicle companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities and their affiliates, fuel station and truck stop owners and other organizations that may have far greater resources and brand awareness than we have.

A significant number of established businesses, including oil and gas companies, developers of natural gas fueling station infrastructure, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or are planning to enter the markets for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports, taxis and paratransit vehicles, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods that may limit these markets generally. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities also own and operate natural gas fueling stations that compete with our stations. The California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers. Further, utilities in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington, Kentucky, Florida and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities, in particular, have unique competitive advantages, including their typically lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

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

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, including efficiency improvements and further hybrid development, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Use of electric heavy-duty trucks, buses and trash trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance, may reduce demand for natural gas vehicles. In addition, hydrogen and other alternative fuels in experimental or developmental stages may offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of or conversion to natural gas vehicles, or that otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with other alternative fuels and alternative vehicles.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning, permitting or other local resistance, cost overruns, delays, and other contingencies.

In connection with our station construction operations, we may not be able to identify, obtain and retain sufficient permits, approvals and other rights to use suitable locations for the stations we or our customers seek to build. We may also encounter land use or zoning difficulties or other local resistance with respect to stations that prohibit us or our customers from building new stations on preferred sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations could harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause, or for injuries suffered by our employees or our subcontractors’ employees, during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of the projects. Cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects that we build and own, result in our failure to achieve an acceptable rate of return.

Our manufacturing operations could subject us to significant costs and other risks, including product liability claims.

Our subsidiary Clean Energy Compression, formerly known as IMW, designs, manufactures, sells and services non-lubricated natural gas compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells has not in some instances performed, and may not in the future perform, as expected, according to legal or other specifications, or at all. Clean Energy Compression has in the past and may in the future incur significant and unexpected costs in the life cycle of its products, including costs incurred to fix any discovered performance errors and to repair any product malfunctions. The scope and likelihood of these risks continues to increase as Clean Energy Compression makes efforts to expand its services to new geographic and other markets. The occurrence of any of these risks has and may continue to damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products, force product recalls and/or result in product liability claims.

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

Our Clean Energy Compression subsidiary has operations in a number of countries, including Canada, China, Colombia, Bangladesh and Peru. Clean Energy Compression’s natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described in these risk factors, the global scope of our operations may subject us to risks and uncertainties that may limit our operations, increase our costs or otherwise negatively impact our business and financial condition, including, among others:

•                  Failure to comply with the United States Foreign Corrupt Practices Act and other applicable anti-bribery laws;

•                  Political unrest, terrorism, war, natural disasters and economic and financial instability;

•                  Cheap local oil, gasoline or diesel;

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

We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various governmental bodies, which accounted for approximately 20.9% of our revenues for the six months ended June 30, 2015 and approximately 33%, 19% and 18% of our annual revenues in 2012, 2013 and 2014, respectively. In addition to normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.

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

We may experience difficulty procuring sufficient LNG.

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

Compliance with potential greenhouse gas regulations affecting our LNG plants, fueling stations or fuel sales may prove costly and negatively affect our financial performance.

California has adopted legislation, AB 32, which calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050.   The Governor of California recently issued an executive order mandating a reduction in greenhouse gas emission by 40% compared to 1990 levels by 2030.  Beginning January 1, 2015, AB 32 specifically began regulating the greenhouse gas emissions from transportation fuels including the emissions associated with LNG and CNG vehicle fuel.

Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use.  Our costs for complying with AB 32 with respect to our LNG vehicle fuel sales in California are unknown at this time and will depend on how much LNG vehicle fuel we sell that is regulated, the California Air Resource Board’s guidance on the regulation of LNG vehicle fuel and the cost of carbon credits under AB 32 at the time we purchase them.  Ultimately we anticipate that the costs we incur will be passed through to our LNG vehicle fuel purchasers, and this may diminish the attractiveness of LNG as a vehicle fuel for California buyers.

With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold.  The utilities have been granted a significant amount of carbon credits to cover their compliance costs through 2020.  We anticipate, however, that over time, as the allocation of free credits to the utilities declines, we or our CNG customers will be required to pay more for CNG vehicle fuel to cover the AB 32 compliance costs of the utility.  These costs will be determined by the amount the utility spends to buy any carbon credits to comply with AB 32 with respect to natural gas we or our customers buy through their pipeline.

With respect to sales of Redeem, our RNG vehicle fuel, we believe that biofuels like Redeem are generally exempt from regulation under AB 32.  However, due to the complexity and uncertainty surrounding the requirements that biomethane must meet in order to be exempt under AB 32, and the possibility of changes in the regulation, the Redeem we sell may not be exempt under AB 32.  Any Redeem volumes that are not exempt will incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.

Other states and the federal government are considering passing similar measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may also regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities, or regulate the greenhouse gas emissions associated with the LNG, CNG and RNG we sell, and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our current customer agreements. If any of these regulations are implemented, our associated compliance costs may have a negative impact on our financial performance, reduce our margins and impair our ability to fulfill customer contracts. Further, these regulations may discourage consumers from adopting natural gas as a vehicle fuel.

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

We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles. We may also lease vehicles to customers. Risks associated with these financing activities include, among others, the following: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; the borrower may default on payments, enter bankruptcy proceedings and/or liquidate; we may not be able to bill properly or track payments in an adequate fashion to properly manage this service; and the amount of capital available to us is limited and may not allow us to make loans required by customers. As of June 30, 2015, we had $11.4 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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

Our quarterly results of operations have historically experienced significant fluctuations. Our net losses were approximately $11.3 million, $16.3 million, $41.7 million, $3.9 million, $11.9 million, $18.8 million, $32.3 million, $28.6 million, $32.3 million, $30.1 million, $31.1 million, and $30.0 million, for the three months ended June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, and June 30, 2015 respectively. In the three months ended December 31, 2014, our net income was $1.3 million. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including those described in these risk factors. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant variances in our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of one quarter as an indication of future performance.

Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.

As of June 30, 2015, there were 90,527,189 shares of our common stock outstanding, 10,782,668 shares underlying outstanding options, 2,972,252 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants, 5,000,000 shares underlying a warrant we issued in November 2012 to GE, 19,160,338 shares underlying our Series 2011 Notes and 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of June 30, 2015, 18,139,720 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of common stock following a margin call that is not satisfied may cause the price of our common stock to decline further. In addition, a number of our directors and officers have in the past entered into Rule 10b5-1 sales plans with a broker to sell shares of our common stock that they hold or that they may acquire upon the exercise of stock options. Sales under these plans occur automatically without further action by the director or officer once the price, date or other parameters of the particular selling plan are achieved. As of June 30, 2015, no shares were subject to future sales by our directors and officers under these selling plans. If our directors and officers adopt new selling plans and sales of shares under these selling plans occur, the trading price of our common stock could fall.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.

As of June 30, 2015, our co-founder and board member T. Boone Pickens beneficially owned in the aggregate approximately 24.08% of our common stock (including 18,139,720 outstanding shares of common stock, 705,000 shares underlying stock options exercisable within 60 days after June 30, 2015, and 4,113,923 shares underlying convertible promissory notes convertible within 60 days after June 30, 2015). As a result, Mr. Pickens is able to strongly influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

(a)                                Exhibits

Exhibit No.	Description

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2014 and 2015;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2014 and 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended June 30, 2014 and 2015; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

**          Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 5, 2015	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2014 and 2015;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2014 and 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended June 30, 2014 and 2015; and
(v) Notes to Condensed Consolidated Financial Statements.

*                 Filed herewith.

**          Furnished herewith.