Form 10-Q
period 2015-09-30
Clean Energy Fuels Corp.
filed 2015-11-05
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2015, there were 90,572,501 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$92,381	$51,843
Restricted cash	6,012	3,871
Short-term investments	122,546	114,139
Accounts receivable, net of allowance for doubtful accounts of $752 and $1,987 as of December 31, 2014 and September 30, 2015, respectively	81,970	76,171
Other receivables	56,223	20,121
Inventories	34,696	30,725
Prepaid expenses and other current assets	19,811	15,791
Total current assets	413,639	312,661
Land, property and equipment, net	514,269	518,322
Notes receivable and other long-term assets, net	71,904	69,392
Investments in other entities	6,510	5,807
Goodwill	98,726	93,231
Intangible assets, net	55,361	45,228
Total assets	$1,160,409	$1,044,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$4,846	$150,836
Accounts payable	43,922	25,679
Accrued liabilities	56,760	55,480
Deferred revenue	14,683	7,856
Total current liabilities	120,211	239,851
Long-term portion of debt and capital lease obligations	500,824	358,380
Long-term debt, related party	65,000	65,000
Other long-term liabilities	9,339	8,035
Total liabilities	695,374	671,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 90,203,344 shares and 90,575,951 shares at December 31, 2014 and September 30, 2015, respectively	9	9
Additional paid-in capital	898,106	905,922
Accumulated deficit	(457,441)	(541,652)
Accumulated other comprehensive loss	(3,248)	(17,678)
Total Clean Energy Fuels Corp. stockholders’ equity	437,426	346,601
Noncontrolling interest in subsidiary	27,609	26,774
Total stockholders’ equity	465,035	373,375
Total liabilities and stockholders’ equity	$1,160,409	$1,044,641
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue:
Product revenues	$90,448	$77,355	$262,710	$222,396
Service revenues	12,972	14,902	34,118	42,577
Total revenues	103,420	92,257	296,828	264,973
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	79,021	59,313	216,063	174,079
Service cost of sales	4,953	7,410	12,797	21,163
Derivative gains:
Series I warrant valuation	(3,255)	(502)	(5,424)	(1,085)
Selling, general and administrative	28,240	27,800	96,130	87,027
Depreciation and amortization	12,325	14,000	35,448	40,288
Total operating expenses	121,284	108,021	355,014	321,472
Operating loss	(17,864)	(15,764)	(58,186)	(56,499)
Interest expense, net	(10,676)	(10,152)	(30,316)	(30,020)
Other income (expense), net	(880)	2,648	(1,045)	3,512
Loss from equity method investments	—	(154)	—	(703)
Loss before income taxes	(29,420)	(23,422)	(89,547)	(83,710)
Income tax (expense) benefit	(811)	241	(1,920)	(1,353)
Net loss	(30,231)	(23,181)	(91,467)	(85,063)
Loss from noncontrolling interest	138	62	475	835
Net loss attributable to Clean Energy Fuels Corp.	$(30,093)	$(23,119)	$(90,992)	$(84,228)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.32)	$(0.25)	$(0.96)	$(0.92)
Diluted	$(0.32)	$(0.25)	$(0.96)	$(0.92)
Weighted-average common shares outstanding:
Basic	94,058,496	91,561,613	94,529,206	91,454,117
Diluted	94,058,496	91,561,613	94,529,206	91,454,117
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2015	2014	2015	2014	2015
Net loss	$(30,093)	(23,119)	$(138)	$(62)	$(30,231)	$(23,181)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2014 and 2015	5,113	(1,230)	—	—	5,113	(1,230)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2014 and 2015	(4,822)	(5,597)	—	—	(4,822)	(5,597)
Unrealized losses on available-for-sale securities, net of $0 tax in 2014 and 2015	307	27	—	—	307	27
Total other comprehensive income (loss)	598	(6,800)	—	—	598	(6,800)
Comprehensive loss	$(29,495)	$(29,919)	$(138)	$(62)	$(29,633)	$(29,981)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015	2014	2015
Net loss	$(90,992)	$(84,228)	$(475)	$(835)	$(91,467)	$(85,063)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2014 and 2015	4,867	(6,098)	—	—	4,867	(6,098)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2014 and 2015	(4,665)	(8,373)	—	—	(4,665)	(8,373)
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2014 and 2015	(92)	41	—	—	(92)	41
Total other comprehensive income (loss)	110	(14,430)	—	—	110	(14,430)
Comprehensive loss	$(90,882)	$(98,658)	$(475)	$(835)	$(91,357)	$(99,493)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(91,467)	$(85,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,448	40,288
Provision for doubtful accounts, notes and inventory	231	2,636
Derivative gain	(5,424)	(1,085)
Stock-based compensation expense	9,207	8,009
Amortization of debt issuance cost	2,302	2,296
Accretion of notes payable	386	48
Equity method investment loss	—	703
Gain on sale of subsidiary	—	(937)
Gain on contingent consideration for acquisitions	(208)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	(17,603)	41,151
Inventory	(1,687)	3,915
Prepaid expenses and other assets	(5,237)	6,763
Accounts payable	9,190	(11,325)
Accrued expenses and other	8,458	(8,410)
Net cash used in operating activities	(56,404)	(1,011)
Cash flows from investing activities:
Purchases of short-term investments	(92,506)	(101,300)
Maturities of short-term investments	96,520	108,561
Purchases and deposits on property and equipment	(75,114)	(40,230)
Loans made to customers	(4,965)	(3,885)
Payments on and proceeds from sales of loans receivable	4,873	997
Cash received with sale of subsidiary	—	1,118
Restricted cash	(8,642)	2,141
Net cash used in investing activities	(79,834)	(32,598)
Cash flows from financing activities:
Issuances of common stock, net of taxes paid	1,403	(193)
Proceeds from debt instruments	12,625	372
Proceeds from revolving line of credit	34,596	27
Proceeds from exercise of additional membership interest in subsidiary	6,992	—
Repayment of borrowing under revolving line of credit	(29,771)	(62)
Repayment of capital lease obligations and debt instruments	(14,274)	(4,425)
Payment for debt issuance costs	(914)	—
Net cash provided (used) by financing activities	10,657	(4,281)
Effect of exchange rates on cash and cash equivalents	237	(2,648)
Net decrease in cash	(125,344)	(40,538)
Cash and cash equivalents, beginning of period	240,033	92,381
Cash and cash equivalents, end of period	$114,689	$51,843
Supplemental disclosure of cash flow information:
Income taxes paid	$908	$649
Interest paid, net of approximately $2,943 and $712 capitalized, respectively	30,795	24,425
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data, Unaudited)
Note 1—General
Nature of Business:  Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates otherwise) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada.
The Company designs, builds, operates and maintains fueling stations and supplies its customers with compressed natural gas (“CNG”) fuel for light, medium and heavy-duty vehicles and liquefied natural gas (“LNG”) fuel for medium and heavy-duty vehicles. The Company also manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, provides operation and maintenance (“O&M”) services to customers on a per-gallon fee basis for stations the Company does not own, offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transports and sells CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, processes and sells renewable natural gas (“RNG”), which can be used as vehicle fuel (either as CNG or LNG) or sold for renewable power generation, sells tradable credits generated by selling natural gas and RNG as a vehicle fuel, including credits generated under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits” or “RINs”) generated under the federal Renewable Fuel Standard Phase 2, helps customers acquire and finance natural gas vehicles and obtains local, state and federal tax credits, grants and incentives.
Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows as of and for the three and nine months ended September 30, 2014 and 2015. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2014 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.
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
Note 2—Acquisition and Divestitures
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”). NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, which do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users. Under the terms of the UPA, the Company paid NG Advantage $37,650 for a 53.3% controlling interest in NG Advantage. $19,000 of the purchase price was paid in cash on October 14, 2014 and the remaining $18,650 of the purchase price was paid in the form of an unsecured promissory note issued by the Company (the “NG Advantage Note”). The principal amount of the NG Advantage Note was payable by the Company in two payments as follows: (i) $3,000 was paid January 13, 2015 and (ii) the remaining $15,650 was paid April 1, 2015. The NG Advantage Note did not bear interest. The fair value of the NG Advantage Note delivered to NG

Advantage is excluded from the Company’s condensed consolidated statements of cash flows as it is a non-cash investing activity. The consideration paid is accounted for as an intercompany transaction, as NG Advantage’s financial results are included in the Company’s condensed consolidated financial statements. The Company recognized the assets acquired and the liabilities assumed, measured at their fair values, as of the date of acquisition. The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed:

Current assets	$40,558
Property, plant and equipment	20,862
Other long-term assets	5,115
Identifiable intangible assets	5,600
Goodwill	21,070
Total assets acquired	93,205
Current liabilities assumed	(9,165)
Long-term debt including capital leases assumed, excluding current installments	(17,604)
Other liabilities	(711)
Noncontrolling interest	(28,075)
Total purchase price	$37,650
In connection with its purchase of a controlling interest in NG Advantage, the Company assumed debt of $20,439 on a consolidated basis related to purchases of capital assets and working capital needs. Immediately after the Company’s purchase of the controlling interest, $10,361 of such debt was paid with proceeds of the Company’s investment in NG Advantage, and the related debt instruments were canceled.
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
Management determined the fair value of the noncontrolling interest to be $28,075 using a market approach and using inputs that included use of a comparable transaction to calculate the value of the noncontrolling interest adjusted for a control premium.
The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014. The historical results of NG Advantage’s operations were not material to the Company’s financial position or historical results of operations.
DCE and DCEMB
On September 4, 2014, Mavrix, LLC (“Mavrix”), a wholly owned subsidiary of the Company, sold to Cambrian Energy McCommas Bluff III LLC (“Cambrian”) 19% of its then-70% interest in Dallas Clean Energy, LLC (“DCE”). On December 29, 2014, Mavrix entered into a Membership Interest Purchase Agreement (the “Agreement”) with Cambrian, pursuant to which Mavrix sold to Cambrian its entire remaining 51% interest in DCE. DCE owns all of the equity interests in Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), which owns a renewable natural gas extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. As consideration for the sale of DCE, the Company, through Mavrix, received $6,992 in cash in September 2014, $40,588 in cash in December 2014, and $1,118 in cash in September 2015 due to the results of certain performance tests performed at the McCommas Bluffs project in accordance with the terms of the Agreement. The Company will continue to have the right to market and sell biomethane produced at the McCommas Bluff project under its Redeem™ renewable natural gas vehicle fuel brand. The transaction resulted in a total gain of $12,935, comprised of $11,998 and $937 that was recorded in the line item gain from the sale of subsidiary in the Company’s statements of operations for the year ended December 31, 2014 and three and nine months ended September 30, 2015, respectively. Included in the determination of the total gain was goodwill of $7,386 that was allocated to the disposed business based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.
The Company determined that the disposal did not meet the definition of a discontinued operation as the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company’s strategy.

Note 3—Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC,”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $88,740 and $48,403 as of December 31, 2014 and September 30, 2015, respectively.
Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2014 and September 30, 2015:

	December 31, 2014	September 30, 2015
Short-term restricted cash:
Standby letters of credit	$1,753	$1,753
Canton Bonds (see note 12)	4,259	2,118
Total short-term restricted cash	$6,012	$3,871

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
The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter, and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2015, the Company believes its carrying values for its available-for-sale investments are properly recorded.
Short-term investments as of December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$38,668	$(16)	$38,652
Zero coupon bonds	3,308	(2)	3,306
Corporate bonds	45,274	(41)	45,233
Certificate of deposits	35,355	—	35,355
	$122,605	$(59)	$122,546
Short-term investments as of September 30, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$21,636	$(3)	$21,633
Zero coupon bonds	3,289	(2)	3,287
Corporate bonds	43,730	(13)	43,717
Certificate of deposits	45,502	—	45,502
	$114,157	$(18)	$114,139

Note 6—Other Receivables
Other receivables at December 31, 2014 and September 30, 2015 consisted of the following:

	December 31, 2014	September 30, 2015
Loans to customers to finance vehicle purchases	$8,257	$10,085
Accrued customer billings	10,143	7,536
Fuel tax and carbon credits	34,250	138
Other	3,573	2,362
	$56,223	$20,121
Note 7—Inventories
Inventory consists of raw materials and spare parts, work in process and finished goods and is stated at the lower of cost (first-in, first-out) or market. The Company writes down the carrying value of its inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions, among other factors.
Inventories consisted of the following as of December 31, 2014 and September 30, 2015:

	December 31, 2014	September 30, 2015
Raw materials and spare parts	$31,389	$28,169
Work in process	3,292	1,966
Finished goods	15	590
	$34,696	$30,725
Note 8—Land, Property and Equipment
Land, property and equipment at December 31, 2014 and September 30, 2015 are summarized as follows:

	December 31, 2014	September 30, 2015
Land	$2,858	$2,858
LNG liquefaction plants	94,636	94,634
RNG plants	45,359	45,620
Station equipment	265,086	306,899
Trailers	40,067	50,355
Other equipment	74,796	82,599
Construction in progress	163,737	139,974
	686,539	722,939
Less: accumulated depreciation	(172,270)	(204,617)
	$514,269	$518,322
Included in land, property and equipment are capitalized software costs of $21,004 and $22,259 as of December 31, 2014 and September 30, 2015, respectively. The accumulated amortization on the capitalized software costs is $10,740 and $12,979 as of December 31, 2014 and September 30, 2015, respectively. The Company recorded $691 and $692 of amortization expense related to the capitalized software costs during the three months ended September 30, 2014 and September 30, 2015, respectively. For the nine month periods ended September 30, 2014 and 2015, the Company recorded $2,302 and $2,239, respectively of amortization expense related to the capitalized software costs.
As of September 30, 2014 and September 30, 2015, $10,292 and $6,249, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 9—Investments in Other Entities
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the U.S. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $154 and $703 for the three and nine months ended September 30, 2015, respectively, and has an investment balance of $4,807 and $5,510 at September 30, 2015 and December 31, 2014, respectively.
Note 10—Accrued Liabilities
Accrued liabilities at December 31, 2014 and September 30, 2015 consisted of the following:

	December 31, 2014	September 30, 2015
Salaries and wages	$9,041	$9,591
Accrued gas and equipment purchases	12,340	19,420
Accrued property and other taxes	5,178	5,359
Accrued professional fees	1,084	1,285
Accrued employee benefits	3,208	3,266
Accrued warranty liability	2,302	1,828
Accrued interest	3,748	6,818
Other	19,859	7,913
	$56,760	$55,480
Note 11—Warranty Liability
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its standard warranty. Changes in the warranty liability are presented in the following table:

	September 30, 2014	September 30, 2015
Warranty liability at beginning of year	$2,545	$2,302
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	1,779	2,039
Service obligations honored	(2,088)	(2,513)
Warranty liability at end of period	$2,236	$1,828
Note 12—Debt
Debt and capital lease obligations at December 31, 2014 and September 30, 2015 consisted of the following and are further discussed below:

	December 31, 2014	September 30, 2015
7.5% Notes(1)	$150,000	$150,000
SLG Notes	145,000	145,000
5.25% Notes	250,000	250,000
Canton Bonds	12,150	10,910
Capital lease obligations	2,692	6,823
Other debt	10,828	11,483
Total debt and capital lease obligations	570,670	574,216
Less amounts due within one year	(4,846)	(150,836)
Total long-term debt and capital lease obligations	$565,824	$423,380
(1) Included in the 7.5% Notes is $65,000 in principal amount held by Boone Pickens, which are classified as “Long-term debt, related party” on the condensed consolidated balance sheet. See below for additional information.

7.5% Notes
On July 11, 2011, the Company entered into a loan agreement (the “CHK Agreement”) with Chesapeake NG Ventures Corporation (“Chesapeake”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities (the “CHK Financing”) pursuant to the issuance of three convertible promissory notes over a three-year period, each having a principal amount of $50,000 (each a “CHK Note” and collectively the “CHK Notes” and, together with the CHK Agreement and other transaction documents, the “CHK Loan Documents”). The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012.
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
Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (collectively, the “Amended Agreements”). The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the new ownership of the CHK Notes. Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the “June Advance”). In addition, the Company canceled the existing CHK Notes and re-issued replacement notes, and the Company also issued notes to the Buyers in exchange for the June Advance (the re-issued replacement notes and the notes issued in exchange for the June Advance are referred to herein as the “7.5% Notes”).
The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of its common stock if, following the second anniversary of the issuance of a 7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its original issuance date and the Company may repay each 7.5% Note in shares of its common stock or cash. All of the shares issuable upon conversion of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of LNG stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of September 30, 2015.

On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
As a result of the foregoing transactions, (i) Boone Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4,113,924 shares of the Company’s common stock, (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, which 7.5% Notes are convertible into approximately 5,063,291 shares of the Company’s common stock, and (iii) other third parties hold 7.5% Notes in the aggregate principal amount of $5,000, which 7.5% Notes are convertible into approximately 316,456 shares of the Company's common stock.
SLG Notes
On August 24, 2011, the Company entered into convertible note purchase agreements (each, an “SLG Agreement” and collectively the “SLG Agreements”) with each of Springleaf Investments Pte. Ltd., a wholly-owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly-owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a “Purchaser” and collectively, the “Purchasers”), whereby the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible promissory notes due in August 2016 (each a “SLG Note” and collectively the “SLG Notes”). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte. LTD transferred $24,000 in principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte. Ltd.
The SLG Notes bear interest at the rate of 7.5% per annum and are convertible at the option of each Purchaser into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into shares of its common stock if, following the second anniversary of the issuance of the SLG Notes, such shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance and the Company may repay the principal balance of each SLG Note in shares of its common stock or cash. All of the shares issuable upon conversion of the SLG Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. No events of default under the SLG Notes had occurred as of September 30, 2015.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of September 30, 2015.
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
Canton Bonds
On March 19, 2014, Canton Renewables, LLC (“Canton”), a wholly owned subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC — Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the “Canton Bonds”).
The Canton Bonds were issued by the Michigan Strategic Fund (the “Issuer”) and the proceeds of such issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014 (the “Loan Agreement”). The Canton Bonds are expected to be repaid from revenue generated by Canton from the sale of RNG and are secured by the revenue and assets of Canton. The Canton Bond repayments will be amortized through July 1, 2022, the average coupon interest rate on the Canton Bonds is 6.6%, and all but $1,000 of the principal amount of the Canton Bonds is non-recourse to Canton’s parent companies, including the Company.
Canton used the Canton Bond proceeds primarily to (i) refinance the cost of constructing and equipping its RNG extraction and production project in Canton, Michigan and (ii) pay a portion of the costs associated with the issuance of the Canton Bonds. The refinancing described in the prior sentence was accomplished through distributions to the Borrower’s direct and indirect parent companies who provided the financing for the RNG production facility, and such companies have used such distributions to finance construction of additional RNG extraction and processing projects and for working capital purposes. The Loan Agreement contains customary events of default, with customary cure periods, including, without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Canton Bonds that was entered into between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement had occurred as of September 30, 2015.

Other Debt
The Company has other debt due at various dates through 2020 bearing interest at rates up to 18.87% and with a weighted average interest rate of 6.80% and 6.48% as of December 31, 2014 and September 30, 2015, respectively.
GE Credit Agreement
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
The Credit Agreement further provides that (i) the then existing Loans with respect to each Project must be converted into term loans with eight year amortization schedules (“Term Loans”) on or before the Date Certain with respect to such Project (the date of such conversion with respect to each Project, the “Conversion Date”), provided that if such Loans are not converted into Term Loans by the applicable Date Certain, such Loans must be repaid by the applicable Date Certain, (ii) each Term Loan will be due and payable on the eighth anniversary of the Conversion Date with respect to such Term Loan, and (iii) at any time prior to the applicable Conversion Date, the Loans may be prepaid in whole, and at any time after the applicable Conversion Date, the Loans may be prepaid in whole or in part. The Company expects the Loans to bear interest at an annual rate equal to the then-current LIBOR rate plus 7.00%, provided that for purposes of the Credit Agreement, the then-current LIBOR rate will always be at least 1.00%. The Credit Agreement includes various customary covenants, including debt service coverage ratios and a commitment fee on the unutilized loan amounts of 0.5% per annum, and also provides for customary events of default which, if such events occur, would permit or require the Loans to become or to be declared due and payable. As of September 30, 2015, the Company has not drawn any money under the Credit Agreement and was in compliance with its financial covenants. The commitment fee, which is charged to interest expense in the condensed consolidated statements of operations, was $256 for each of the three months ended September 30, 2014 and 2015, respectively. For the nine month periods ended September 30, 2014 and 2015, the Company recorded $758 of interest expense for each period related to the commitment fee.
If and when Loans are issued under the Credit Agreement, the Loans are to be are secured by (i) a first priority security interest in all of the Borrowers’ assets, including the Projects, and (ii) a pledge of the Borrowers’ outstanding ownership interests. In addition, the Company has executed a guaranty in favor of GE (“Guaranty,”) pursuant to which the Company has guaranteed all of the Borrowers’ obligations under the Credit Agreement, including repayment of all Loans.
The Company and GE also entered into an equity contribution agreement (the “EC Agreement”) pursuant to which the Company agreed to pay at least 25% of the budgeted cost of the Projects and all additional costs that exceed such expected budgeted costs, in each case, in the form of equity contributions to the Borrowers (“Equity Contributions”). The EC Agreement also requires the Company to provide, concurrent with GE’s extension of the initial Loans under the Credit Agreement, letter(s) of credit in an amount equal to the Company’s then-current unfunded Equity Contributions.
Concurrently with the execution of the Credit Agreement, the Company issued to GE a warrant to purchase up to five million shares of its common stock at a price of $0.01 per share (see note 13).

Note 13—Net Loss Per Share

Basic net loss per share is based upon the weighted-average number of shares outstanding and issuable for little or no cash consideration during each period. Diluted net loss per share reflects the impact of the assumed exercise of dilutive stock options, warrants, and vesting of restricted stock units. On September 11, 2014, the Company determined it no longer met certain conditions required to include in its weighted average share calculations 4,000,000 of the 5,000,000 shares of common stock issuable upon exercise of a warrant issued to GE concurrently with the execution of the Credit Agreement (the “GE Warrant”).  As a result, since September 11, 2014, the Company has (i) excluded 4,000,000 shares of common stock issuable upon exercise of the GE Warrant from the weighted average number of shares outstanding in the basic and diluted net loss per share calculations, and (ii) included the remaining 1,000,000 shares of common stock issuable upon exercise of the GE Warrant in the basic and diluted net loss per share calculations, as 500,000 shares issuable upon exercise of the GE Warrant were exercisable as of the execution of the Credit Agreement and an additional 500,000 shares issuable upon exercise of the GE Warrant became exercisable on December 31, 2014. The information required to compute basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Basic and diluted:
Weighted average number of common shares outstanding	94,058,496	91,561,613	94,529,206	91,454,117
Certain securities were excluded from the diluted net loss per share calculations for the three and nine months ended September 30, 2014 and 2015, respectively, as the inclusion of the securities would be anti-dilutive to the calculations. The amounts of these securities that were outstanding as of September 30, 2014 and 2015 for these instruments are as follows:

	September 30,
	2014	2015
Options	11,565,752	10,707,060
Warrants	6,130,682	6,130,682
Convertible Notes	35,185,979	35,185,979
Restricted Stock Units	2,062,336	2,942,126
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock-based compensation expense	$2,809	$2,656	$9,207	$8,009
Stock-based compensation expense, net of $0 tax in 2014 and 2015	$2,809	$2,656	$9,207	$8,009
As of September 30, 2015, there was $10,638 of total unrecognized compensation cost related to non-vested shares underlying outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.67 years.
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
Note 16—Income Taxes
The Company’s income tax (expense) benefit for the three and nine months ended September 30, 2015 was $241 and $(1,353), respectively.  The income tax (expense) benefit for the three and nine months ended September 30, 2014 was $(811) and $(1,920) respectively.  Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax provision for the nine months ended September 30, 2015 as compared to the tax provision for the nine months ended September 30, 2014 was primarily attributed to a decrease in the earnings of foreign subsidiaries. The effective tax rate for the three and nine months ended September 30, 2014 and 2015 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three and nine months ended September 30, 2014 or September 30, 2015, and the net interest incurred was immaterial for such periods.
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
As of September 30, 2015, the Company’s financial instruments consisted of available-for-sale securities, debt instruments, and liability-classified warrants (which we sometimes refer to as our Series I warrants). The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company’s debt instruments approximated their carrying values at December 31, 2014 and September 30, 2015.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2015, respectively:

Description	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,355	$—	$35,355	$—
Municipal bonds and notes	38,652	—	38,652	—
Zero coupon bonds	3,306	—	3,306	—
Corporate bonds	45,233	—	45,233	—
Liabilities:
Series I warrants(2)	1,416	—	—	1,416

Description	Balance at September 30, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	45,502	$—	45,502	$—
Municipal bonds and notes	21,633	—	21,633	—
Zero coupon bonds	3,287	—	3,287	—
Corporate bonds	43,717	—	43,717	—
Liabilities:
Series I warrants(2)	371	—	—	371

(1) Included in short-term investments in the condensed consolidated balance sheets. See note 5 for further information.
(2) Included in accrued liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the three and nine months ended September 30, 2014 and 2015. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.
Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The FASB decided on July 9, 2015 to defer the effective date of the new revenue standard by one year. As a result, this standard will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest, requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted but the Company does not anticipate electing early adoption. As of September 30, 2015, the Company has $4,428 of debt issuance costs.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, changing the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for financial statement covering fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU is not expected to have a significant impact on the Company's financial statements or disclosures.

Note 19—Alternative Fuels Excise Tax Credit
From October 1, 2006 through December 31, 2014, the Company was eligible to receive a federal fuel tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits as revenue in its condensed consolidated statements of operations, as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues recognized in December 2014 for the 2014 calendar year were $28,359. The Company did not recognize any VETC revenue during the three or nine months ended September 30, 2015, as the program under which the Company received such credit expired December 31, 2014 and has not been reinstated.

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
Cautionary Statement Regarding Forward Looking Statements
This MD&A and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our industry and our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report and in our 2014 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2014 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of compressed natural gas (“CNG”), liquefied natural gas (“LNG”), and renewable natural gas (“RNG”) delivered (RNG can be delivered in the form of CNG or LNG). We design, build, operate and maintain fueling stations and supply our customers with CNG fuel for light, medium and heavy-duty vehicles and LNG fuel for medium and heavy-duty vehicles. We also manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, provide operation and maintenance (“O&M”) services to customers on a per-gallon fee basis for stations we do not own, offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transport and sell CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, process and sell RNG, which can be used as vehicle fuel or sold for renewable power generation, sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California Low Carbon Fuel Standard (“LCFS Credits”) and Renewable Identification Numbers (“RIN Credits” or “RINs”) we generate under the federal Renewable Fuel Standard Phase 2, help our customers acquire and finance natural gas vehicles and obtain local, state and federal tax credits, grants and incentives.
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
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucks, airports, refuse, fleet services, ready mix and public transit. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuels for the foreseeable future. At September 30, 2015, we served approximately 954 fleet customers operating approximately 42,941 natural gas vehicles, and we owned, operated or supplied 569 natural gas fueling stations in 42 U.S. states and in British Columbia and Ontario within Canada.
We believe we are positioned to capture a substantial share of the anticipated future growth in the use of natural gas as a vehicle fuel in the U.S. given our leading market share and the comprehensive solutions we offer.
Sources of Revenue
We generate revenues by selling CNG, LNG, RNG, and providing O&M services to our customers, designing and constructing fueling stations and selling or leasing those stations to our customers, processing and selling RNG, manufacturing, selling and servicing non-lubricated natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers’ natural gas vehicle purchases, selling tradable LCFS Credits and RIN Credits, and receiving federal fuel tax credits.
The following table represents our sources of revenue:

Revenue	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015
Volume Related	$61.5	$65.6	$177.7	$191.3
CE Compression Business	19.3	12.9	63.4	41.4
Station Construction Project Sales	21.8	11.5	52.8	27.5
LCFS Credits	0.8	2.3	2.7	4.4
Other	—	—	0.2	0.4
Total	$103.4	$92.3	$296.8	$265.0
Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (v) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net loss attributable to us. The following tables, which should be read in conjunction with our condensed consolidated financial statements and notes included in this report and our consolidated financial statements and notes contained in our 2014 10-K, presents our key operating data for the years ended December 31, 2012, 2013, and 2014 and for the three and nine months ended September 30, 2014 and 2015:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015
CNG (1)	130.5	143.9	182.6	47.6	61.1	130.5	168.5
RNG	8.9	10.5	12.2	3.0	1.3	9.2	7.7
LNG	55.5	60.0	70.3	18.0	18.2	53.0	54.0
Total	194.9	214.4	265.1	68.6	80.6	192.7	230.2

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015
O&M	102.6	120.9	151.8	39.7	46.4	110.0	130.4
Fuel (1)	92.3	93.5	113.3	28.9	34.2	82.7	99.8
Total	194.9	214.4	265.1	68.6	80.6	192.7	230.2

Operating data	Year Ended December 31, 2012	Year Ended December 31, 2013		Year Ended December 31, 2014		Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015
Gross margin (3)	$80,324	$127,713	(2)	$120,153	(2)	$19,446	$25,534	$67,968	$69,731
Net loss attributable to Clean Energy Fuels. Corp	$(101,255)	$(66,968)	(2)	$(89,659)	(2)	$(30,093)	$(23,119)	$(90,992)	$(84,228)

(1) As noted above, this includes our proportionate share of the GGEs sold as CNG by our joint venture MCEP and our former joint venture in Peru. GGEs sold were 9.0 million, 2.1 million, and 0.0 million, for the years ended December 31,2012, 2013, and 2014, respectively. There were de minimis amounts sold during the three and nine months ended September 30, 2014 and 2015, respectively, due to the formation of MCEP in late 2014 and the sale of our joint venture in Peru in early 2013.
(2) Includes $45.4 million and $28.4 million of revenue for the years ended December 31, 2013 and 2014, respectively, from VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel.  See the discussion under “Operations—VETC” below.
(3) Revenues and gross margins of our nonconsolidated joint ventures are net within the "Loss from noncontrolling interest" line item on our condensed consolidated statement of operations.
Key Trends
CNG and LNG are generally cheaper on an energy equivalent basis and, according to studies conducted by the California Air Resources Board and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel.  According to the U.S. Department of Energy’s Energy Information Administration (“EIA”), the amount of natural gas consumed in the U.S. for vehicle use more than doubled between 2000 and 2014 and demand for natural gas fuels in the U.S. increased by approximately 52% during the period from January 1, 2011 through December 31, 2014. We believe this growth in consumption and demand was attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of these periods, increasingly stringent environmental regulations affecting vehicle fleets, which have driven the need for cleaner vehicle fuels, and increased availability of natural gas.
The number of fueling stations we owned, operated, maintained and/or supplied grew from 273 at January 1, 2012 to 569 at September 30, 2015 (a 108.4% increase). Included in this number are all of the CNG and LNG fueling stations we own, maintain or with which we have a fueling supply contract. The amount of CNG, RNG, and LNG gasoline gallon equivalents we delivered from 2012 to 2014 increased by 36.0%. The increase in gasoline gallon equivalents delivered was the primary contributor to increased revenues during 2012, 2013 and 2014. In addition, in 2013 and 2014, revenues included federal fuel tax credit (“VETC”) revenues of $45.4 million and $28.4 million, respectively, with the 2013 VETC revenues including $20.8 million related to 2012 due to the reinstatement of VETC in January 2013. We have not recognized any VETC revenue during the nine months ended September 30, 2015, as the program providing for the credit expired December 31, 2014 and has not been reinstated. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction, recognition of VETC and other credits, and natural gas sale activity.
Our fuel cost of sales also increased from 2012 through 2014, which was attributable primarily to increased costs related to delivering more CNG, RNG and LNG to our customers during this period. Our cost of sales can vary between periods for various reasons, including the timing of equipment sales, station construction and natural gas sale activity.
In the recent past, the prices of oil, gasoline, diesel and natural gas have been volatile and have generally decreased, and these trends of volatility and decreasing prices may continue. These conditions have resulted in lower revenues from reduced prices we charge for CNG and LNG and, to a lesser degree, lower profit margin as a result of lower natural gas commodity costs. Further, the global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China has resulted in weaker than expected demand in non-U.S. markets for the natural gas fueling compressors and other equipment manufactured and sold by our Clean Energy Compression (formerly IMW Industries, Ltd.) subsidiary. To the extent these volatile and lower-pricing conditions persist, our financial results may be adversely affected.
Recent Developments
On July 31, 2015, President Obama signed into law a comprehensive highway funding bill that includes a measure that will, effective January 1, 2016, equalize the federal tax on LNG to an energy-equivalent basis with diesel. This means that, beginning in 2016, our customers who use LNG vehicle fuel will pay the same per-gallon federal tax as users of diesel vehicle fuel. We are evaluating the financial impact of the measure.

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
We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes, and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend if and to the extent it materializes and enhance our leadership position. We anticipate expanding our sales of natural gas fuels in the markets in which we operate, including heavy-duty trucking, refuse, airports, ready mix, fleet services, and public transit, and we may enter into additional markets. Consistent with the anticipated growth of our business, our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network and RNG production capacity, as well as the logistics of delivering more natural gas fuels to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business which may require us to raise and spend additional capital.
We expect competition to remain steady in the near term in the market for natural gas vehicle fuel. To the extent competition increases, we will be subject to greater pricing pressure and reduced operating margins.
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
Our business plan calls for approximately $19.6 million in capital expenditures from October 1, 2015 through the end of 2015, primarily related to the construction of CNG and LNG fueling stations and the purchase of CNG trailers by our subsidiary, NG Advantage, LLC ("NG Advantage"). Additionally, we had total consolidated indebtedness of approximately $574.2 million as of September 30, 2015, of which approximately $1.9 million, $150.2 million, $5.3 million, $305.1 million, $54.6 million, $53.1 million, and $4.0 million is expected to become due in 2015, 2016, 2017, 2018, 2019, 2020, and thereafter respectively. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying in full, with a combination of cash and shares of our common stock, the $145.0 million outstanding principal amount of SLG Notes (as defined and discussed in note 12 to our condensed consolidated financial statements included in this report), together with accrued and unpaid interest, prior to their 2016 maturity date. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, vehicle or services industries, including RNG production or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity, and other factors. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.
Operations
We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customer stations. For the nine months ended September 30, 2015, CNG and RNG (together) represented 77% and LNG represented 23% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers.
We also generate revenues through manufacturing, selling and servicing non-lubricated natural gas fueling compressors and other equipment for CNG and LNG stations, offering assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers’ natural gas vehicle purchases, selling tradable RINs and LCFS Credits, and receiving federal fuel tax credits.
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
Additionally, NG Advantage uses a fleet of 54 high-capacity tube trailers to deliver CNG to large institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills, that do not have direct access to natural gas pipelines. Utilizing its trailer fleet, NG Advantage creates a “virtual natural gas pipeline” that allows large oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers to transport CNG in support of its operations.
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
We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public access LNG stations. Further, we sell LNG for non-vehicle purposes, including to customers who use LNG in the oil fields or for industrial applications or utility applications. During 2014 and through September 30, 2015, we procured 44% and 42%, respectively, of our LNG from third-party producers, and we produced the remainder of our LNG at our liquefaction plants in Texas and California. For a portion of LNG that we purchase from third parties, we have entered into “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates. We expect to enter into additional purchase contracts with third-party LNG producers in the future to support our LNG supply needs, some of which may be “take or pay” contracts. We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell LNG on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. LNG generally costs more than CNG, as LNG must be liquefied and transported, and, until 2016 when recently enacted legislation becomes effective, the U.S. government imposes higher fuel taxes on LNG.
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
Our VETC revenue for calendar year 2014 was all recognized in December 2014 and no VETC revenues has been recognized during 2015, as the program under which we received the credit expired December 31, 2014 and has not been reinstated.

O&M Services
We generate a portion of our revenue from our performance of O&M services for CNG and LNG fueling stations that we do not own. For these services we generally charge a per-gallon fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents delivered.
Station Construction and Engineering
We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing some of the stations to our customers. For these projects, we typically act as general contractor or supervise qualified third-party contractors. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, which can include the construction and sale of facility modifications, including our NGV Easy Bay™ product, a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities. We charge construction or other fees or lease rates based on the size and complexity of the project.
RNG
We own an RNG production facility located at a Republic Services landfill in Canton, Michigan. This facility was completed in 2012, and we have entered into a ten-year fixed-price sale contract for the majority of the RNG that we expect the facility to produce. We built another RNG production facility in 2014 at a Republic Services landfill in North Shelby, Tennessee. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell some of the RNG we produce, and expect to sell a significant amount of the RNG we produce at the facilities we plan to build, through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third-party producers, and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem™. In December 2014, we sold our ownership interest in our former subsidiary, Dallas Clean Energy, LLC (“DCE”), together with its subsidiary Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), for approximately $40.6 million. In September 2015, we received $1.1 million in cash due to the results of certain performance tests performed at the RNG extraction and production project owned by DCEMB. For the nine months ended September 30, 2014, DCE contributed approximately $12.8 million to our revenue. We continued to perform O&M services for DCEMB subsequent to the sale and recognized $0.4 million in revenue for such services during the nine months ended September 30, 2015. See note 2 to our condensed consolidated financial statements included in this report for further information on the divestiture.
Natural Gas Fueling Compressors
Our subsidiary, Clean Energy Compression, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the nine months ended September 30, 2014 and 2015, Clean Energy Compression contributed approximately $63.4 million and $41.4 million, respectively, to our revenue.
Sales of RINs and LCFS Credits
We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. During the nine months ended September 30, 2014, we realized $1.6 million and $2.7 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. During the nine months ended September 30, 2015, we realized $7.7 million and $4.4 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.
Vehicle Acquisition and Finance
We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. Through September 30, 2015, we have not generated significant revenue from vehicle financing activities.
Volatility of Earnings Related to Series I Warrants
We are required to record the change in the fair market value of our liability-classified warrants, which we sometimes refer to as our Series I warrants, in our condensed consolidated financial statements. We have recognized a gain of $5.4 million and $1.1 million, respectively, related to recording the estimated fair value changes of our Series I warrants in the nine months ended September 30, 2014 and 2015. See note 17 to our condensed consolidated financial statements included in this report. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our Series I warrants. As of September 30, 2015, 2,130,682 of our Series I warrants remained outstanding.
Debt Compliance
Certain of our debt agreements, which are discussed in note 12 to our condensed consolidated financial statements included in this report, have certain non-financial covenants with which we must comply. As of September 30, 2015, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K. For the quarter ended September 30, 2015, there were no material changes to our risk management activities.
Critical Accounting Policies
Our critical accounting policies are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K. For the quarter ended September 30, 2015, there were no material changes to our critical accounting policies.
Recently Adopted Accounting Changes and Recently Issued Accounting Standards
For a description of recently adopted accounting changes and recently issued accounting standards, see note 18 to our condensed consolidated financial statements included in this report.
Results of Operations
The table below and the following narrative present is our results of operations as a percentage of total revenue along with a detailed discussion of certain line items for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Statement of Operations Data:
Revenue:
Product revenues	87.5%	83.8%	88.5%	83.9%
Service revenues	12.5	16.2	11.5	16.1
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales:
Product cost of sales	76.4	64.3	72.8	65.7
Service cost of sales	4.8	8.0	4.3	8.0
Derivative (gains) losses on Series I warrant valuation	(3.1)	(0.5)	(1.8)	(0.4)
Selling, general and administrative	27.3	30.1	32.4	32.8
Depreciation and amortization	11.9	15.2	11.9	15.2
Total operating expenses	117.3	117.1	119.6	121.3
Operating loss	(17.3)	(17.1)	(19.6)	(21.3)
Interest expense, net	(10.3)	(11.0)	(10.2)	(11.3)
Other income (expense), net	(0.9)	2.9	(0.4)	1.3
Loss from equity method investment	—	(0.2)	—	(0.3)
Loss before income taxes	(28.5)	(25.4)	(30.2)	(31.6)
Income tax expense	(0.8)	0.3	(0.6)	(0.5)
Net loss	(29.3)	(25.1)	(30.8)	(32.1)
Loss of noncontrolling interest	0.1	0.1	0.2	0.3
Net loss attributable to Clean Energy Fuels Corp.	(29.2)	(25.0)	(30.6)	(31.8)
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015
Revenue. Revenue decreased by $11.1 million to $92.3 million in the three months ended September 30, 2015, from $103.4 million in the three months ended September 30, 2014. Fewer station construction sales in the three months ended September 30, 2015 led to a decrease of $10.3 million in revenue between periods, from $21.8 million in revenue attributable to station construction sales in the three months ended September 30, 2014, to $11.5 million in revenue attributable to station construction sales in the same period in 2015. We also experienced a decrease of $6.4 million in revenue related to Clean Energy Compression between periods, from $19.3 million in revenue in the three months ended September 30, 2014, to $12.9 million in revenue in the same period in 2015 due to the effects of a global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China. Approximately $5.7 million of the decrease in revenue was the result of lower effective prices of gallons delivered, which were impacted by lower commodity costs in 2015 compared to 2014, and a reduction of higher priced RNG gallons delivered, partially offset by increased RIN sales. Increased volumes delivered in the third quarter of 2015 over volumes delivered in the same period in 2014 resulted in approximately $9.8 million in increased revenue in the third quarter of 2015 compared to the same period in 2014. Our effective price per gallon charged was $0.81 in the three months ended September 30, 2015, which represents a $0.09 per gallon decrease from $0.90 per gallon charged in the three months ended September 30, 2014. The effective price per gallon is defined as revenues generated from selling CNG, LNG, RNG, and any related RINs and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The effective price decrease was due to lower fuel prices driven by lower commodity costs, fewer higher priced RNG gallons delivered, partially offset by increased RIN sales. The number of gallons delivered between periods increased by 12.0 million gallons from 68.6 million gasoline gallon equivalents to 80.6 million gasoline gallon equivalents. The increase in volume was primarily attributable to an increase of 13.5 million gallons of CNG. Our net increase in CNG volume was primarily attributable to 18 new refuse customers, eight new transit customers, and one new trucking customer, which together accounted for 8.5 million increased gallons of CNG volume. We also experienced a decrease of 1.7 million gallons in our RNG sales, primarily due to the sale in December 2014 of our interest in DCE and, with it, our interest in a renewable natural gas extraction and processing project at the McCommas Bluff landfill in Dallas,

Texas. LNG volume increased 0.2 million gallons between periods primarily due to additional industrial, refuse and trucking customers.

Cost of sales. Cost of sales decreased by $17.3 million to $66.7 million in the three months ended September 30, 2015, from $84.0 million in the three months ended September 30, 2014. The decrease was primarily due to fewer station sales, as we experienced a $8.2 million decrease in station installation costs between periods due to decreased activity. Our effective cost per gallon decreased by $0.07 per gallon, from $0.62 per gallon in the three months ended September 30, 2014 to $0.55 per gallon in the three months ended September 30, 2015. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The effective cost decrease was primarily due to lower gasoline, diesel and natural gas prices. The increased gas volumes partially offset by decreased natural gas prices resulted in a net increase of $1.2 million in gas commodity costs. In addition, other natural gas delivery costs, site operating costs, and costs of O&M services increased by $0.7 million between periods. Further, fewer compressor sales from Clean Energy Compression resulted in a decrease in costs of $11.0 million between periods.
Derivative gain on Series I warrant valuation. Derivative gain decreased by $2.8 million to $0.5 million in the three months ended September 30, 2015, from $3.3 million in the three months ended September 30, 2014. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. See note 17 to our condensed consolidated financial statements included in this report.
Selling, general and administrative. Selling, general and administrative expenses decreased by $0.4 million to $27.8 million in the three months ended September 30, 2015, from $28.2 million in the three months ended September 30, 2014. This decrease was primarily driven by a $1.7 million decrease in employee-related expenses between periods due to company-wide cost cutting measures partially offset by an increase of $1.2 million of bad debt.
Depreciation and amortization. Depreciation and amortization increased by $1.7 million to $14.0 million in the three months ended September 30, 2015, from $12.3 million in the three months ended September 30, 2014. This increase was primarily due to additional depreciation expense in the three months ended September 30, 2015 related to increased property and equipment balances between periods, primarily related to our expanded station network and the property, plant and equipment and intangible assets we acquired in our acquisition of NG Advantage during the fourth quarter of 2014.
Interest expense, net.  Interest expense, net, decreased by $0.5 million to $10.2 million for the three months ended September 30, 2015, from $10.7 million for the three months ended September 30, 2014. This decrease was primarily due to the payment of debt secured by our interest in DCE, partially offset by an increase in interest expense related to NG Advantage debt.
Other income (expense), net.  Other income (expense), net, increased by $3.5 million to $2.6 million of income for the three months ended September 30, 2015, compared to $0.9 million of expense for the three months ended September 30, 2014. This increase was primarily due to a $1.4 million gain from a litigation settlement and earn-out income of $0.9 million relating to the sale of our interest in DCE.
Loss from equity method investment.  During the three months ended September 30, 2015, we recorded a $0.2 million loss in our joint venture MCEP.
Income tax (expense) benefit.  Income tax expense decreased by $1.0 million to $0.2 million tax benefit for the three months ended September 30, 2015, compared to $0.8 million tax expense for the three months ended September 30, 2014. The decrease is primarily attributable to a decrease in taxes on foreign operations between periods.
Loss from noncontrolling interest.  During the three months ended September 30, 2015, we recorded $0.1 million for the noncontrolling interest in the net loss of NG Advantage, compared to $0.1 million recorded for the noncontrolling interest in the net loss of our former subsidiary DCE in the three months ended September 30, 2014. The noncontrolling interest in DCE and NG Advantage represented the 49.0% and 46.7% minority interest in these entities, respectively, which were held by third parties during the applicable periods.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015
Revenue. Revenue decreased by $31.8 million to $265.0 million in the nine months ended September 30, 2015, from $296.8 million in the nine months ended September 30, 2014. Fewer station construction sales in the nine months ended September 30, 2015 led to a decrease of $25.3 million in revenue between periods, from $52.8 million in revenue attributable to station construction sales in the nine months ended September 30, 2014, to $27.5 million in revenue attributable to station construction sales in the same period in 2015. We also experienced a decrease of $22.0 million in revenue related to Clean Energy Compression between periods, from $63.4 million in revenue in the nine months ended September 30, 2014, to $41.4 million in revenue in the same period in 2015, due to a global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China. Approximately $17.7 million of the decrease was the result of lower effective prices of gallons delivered, which were impacted by lower commodity costs in 2015 compared to 2014 and a reduction of higher priced RNG gallons delivered, partially offset by increased RIN sales. Increased volumes delivered in the nine months ended September 30, 2015 over volumes delivered in the same period in 2014 resulted in approximately $31.2 million in increased revenue in the first nine months of 2015 compared to the same period in 2014. Our effective price per gallon charged was $0.83 in the nine months ended September 30, 2015, which represents a $0.09 per gallon decrease from $0.92 per gallon charged in the nine months ended September 30, 2014. The effective price decrease was due to lower fuel prices driven by lower commodity costs and fewer higher priced RNG gallons delivered, partially offset by increased RIN sales. The number of gallons delivered between periods increased by 37.5 million gallons from 192.7 million gasoline gallon equivalents to 230.2 million gasoline gallon equivalents. The increase in volume was primarily attributable to an increase of 38.0 million gallons of CNG. Our net increase in CNG volume was primarily attributable to 17 new refuse customers, eight new industrial customers, and four new trucking customers, which together accounted for 6.9 million increased gallons of CNG volume. We also experienced a decrease of 1.5 million gallons in our RNG sales, primarily due to decreased RNG production at our Shelby, Tennessee facility. LNG volume increased 1.0 million gallons between periods primarily due to additional industrial, refuse and trucking customers.
Cost of sales. Cost of sales decreased by $33.7 million to $195.2 million in the nine months ended September 30, 2015, from $228.9 million in the nine months ended September 30, 2014. The decrease was primarily due to fewer station sales, as we experienced a $20.4 million decrease in station installation costs between periods due to decreased activity. Our effective cost per gallon decreased by $0.08 per gallon between periods, from $0.64 per gallon in the nine months ended September 30, 2014, to $0.56 per gallon in the nine months ended September 30, 2015. This effective cost decrease was primarily due to lower gasoline, diesel and natural gas prices. The increased gas volumes partially offset by decreased natural gas prices resulted in a net increase of $3.3 million in gas commodity costs. In addition, other natural gas delivery costs, site operating costs, and costs of O&M services increased by $2.6 million between periods. Further, fewer compressor sales from Clean Energy Compression resulted in a decrease in costs of $19.2 million between periods.
Derivative gain on Series I warrant valuation. Derivative gain decreased by $4.3 million to a gain of $1.1 million in the nine months ended September 30, 2015, from a $5.4 million gain in the nine months ended September 30, 2014. The amounts represent the non-cash impact with respect to valuing our outstanding Series I warrants based on our mark-to-market accounting for the warrants during the periods. See note 17 to our condensed consolidated financial statements included in this report.
Selling, general and administrative. Selling, general and administrative expenses decreased by $9.1 million to $87.0 million in the nine months ended September 30, 2015, from $96.1 million in the nine months ended September 30, 2014. This decrease was driven primarily by a $7.5 million decreases in employee-related expenses between periods due to company-wide cost cutting measures, partially offset by an increase of $1.5 million of bad debt. We also experienced a $1.0 million decrease in business insurance costs between periods.
Depreciation and amortization. Depreciation and amortization increased by $4.9 million to $40.3 million in the nine months ended September 30, 2015, from $35.4 million in the nine months ended September 30, 2014. This increase was primarily due to additional depreciation expense in the nine months ended September 30, 2015 related to increased property and equipment balances between periods, primarily related to our expanded station network and property, plant and equipment and intangible assets we acquired in our acquisition of NG Advantage during the fourth quarter of 2014.
Interest expense, net.  Interest expense, net, decreased by $0.3 million to $30.0 million for the nine months ended September 30, 2015, from $30.3 million for the nine months ended September 30, 2014. This decrease was primarily due to the payment of debt secured by our interest in DCE, partially offset by an increase in interest expense relating to NG Advantage debt.
Other income (expense), net.  Other income (expense), net, increased by $4.5 million to $3.5 million of income for the nine months ended September 30, 2015, compared to $1.0 million of expense for the nine months ended September 30, 2014. This increase was primarily due to a $1.4 million gain from a litigation settlement, earn-out income of $0.9 million relating to the sale of our interest in DCE, and $2.4 million from foreign currency exchange rate changes between periods related to Clean Energy Compression's operations.

Loss from equity method investment.  During the nine months ended September 30, 2015, we recorded a $0.7 million loss in our joint venture MCEP.
Income tax (expense) benefit.  Income tax expense decreased by $0.5 million to $1.4 million for the nine months ended September 30, 2015, compared to $1.9 million for the nine months ended September 30, 2014. The decrease is primarily attributable to a decrease in taxes on foreign operations between periods.
Loss of noncontrolling interest.  During the nine months ended September 30, 2015, we recorded $0.8 million for the noncontrolling interest in the net loss of NG Advantage, compared to $0.5 million recorded for the noncontrolling interest in the net loss of our former subsidiary DCE in the three months ended September 30, 2014. The noncontrolling interest in DCE and NG Advantage represented the 49.0% and 46.7% minority interest in these entities, respectively, which were held by third parties during the applicable periods.
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
Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, build new LNG plants or expand our existing facilities, pursue additional RNG production projects, or could materially increase our operating costs.
Liquidity and Capital Resources
We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of new fueling stations, debt repayments, the construction, expansion and maintenance of LNG production facilities, the purchase of new CNG tanker trailers, investment in RNG production, the manufacturing of natural gas fueling compressors and other equipment, mergers and acquisitions, the financing of natural gas vehicles for our customers and general corporate purposes, including making deposits to support our derivative activities, geographic expansion (domestically and internationally), expanding our sales and marketing activities, support of legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets and, if available, grants, VETC and other credits.
Liquidity
Cash used in operating activities was $1.0 million for the nine months ended September 30, 2015, compared to $56.4 million for the nine months ended September 30, 2014. Operating cash flows increased between periods primarily due to a lower net loss of approximately $16 million, net of non-cash adjustments, and increased cash from changes in operating assets and liabilities of approximately $39 million, net. The increase in cash from operating assets and liabilities of approximately $39 million, net includes the collections in the first nine months of 2015 related to our cash receipt of $28.4 million of VETC revenues attributable to natural gas vehicle fuel sales in 2014, plus $10.6 million of normal changes in working capital between periods due to timing differences.
Cash used in investing activities was $32.6 million for the nine months ended September 30, 2015, compared to $79.8 million for the nine months ended September 30, 2014. We paid $40.2 million to purchase property and equipment in the nine months ended September 30, 2015, which is a decrease of $34.9 million from $75.1 million paid to purchase property and equipment in the nine months ended September 30, 2014. This decrease is primarily due to decreases in capital expenditures between periods for CNG and LNG station equipment, which includes $18.4 million for the purchase of 67 CNG-In-A-Box units, which consist of relatively small, turnkey, self-contained CNG stations, from Peake Fuel Solutions, LLC during the nine months ended September 30, 2014, which were not repeated in the same period of 2015, and decreases in capital expenditures between periods related to station construction.  Additionally, we had maturities of $7.3 million, net of purchases of short term investments, during the nine months ended September 30, 2015, which is an increase of $3.3 million cash provided from our $4.0 million of maturities, net of purchases of short term investments, in the nine months ended September 30, 2014.
Cash used in financing activities for the nine months ended September 30, 2015 was $4.3 million, compared to cash provided by financing of $10.7 million for the nine months ended September 30, 2014. This decrease was primarily due to the issuance of the Canton Bonds by our Canton subsidiary for $12.4 million, before issuance costs of $0.9 million, in the first quarter of 2014, with no comparable issuance in the same period in 2015. The remaining decrease in cash provided by or used in financing activities was caused by borrowings that exceeded repayments in 2014 on a line of credit used primarily to fund Clean Energy Compression’s working capital requirements, which borrowings were not repeated in 2015 as the line of credit was extinguished in the fourth quarter of 2014.  Partially offsetting the excess borrowings over repayments on the line of credit in 2014 were larger repayments of capital leases and other debts in 2014 as compared to 2015.
Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of CNG and LNG fueling station construction costs, LNG plant costs, RNG plant construction and maintenance costs and the purchase of LNG and CNG tanker trailers and equipment) and any merger or acquisition activity.
Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets, and, if available, grants, VETC and other credits. At September 30, 2015, we had total cash and cash equivalents and short-term investments of $166.0 million, compared to $214.9 million at December 31, 2014.
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
On March 19, 2014, Canton completed the issuance of Canton Bonds in the aggregate principal amount of $12.4 million. The proceeds were used primarily to (i) refinance the cost of constructing and equipping its RNG extraction and production project in Canton, Michigan and (ii) pay a portion of the cost associated with the issuance of the Canton Bonds.
See note 12 to our consolidated financial statements for a description of all of our outstanding debt.
We believe that our current cash and cash equivalents, cash generated from operations, and available credit under the Credit Agreement will satisfy our routine business requirements for at least the next twelve months.

Capital Expenditures and Other Uses of Cash
Our business plan calls for approximately $19.6 million in capital expenditures from October 1, 2015 through the end of 2015, primarily related to construction of CNG and LNG fueling stations and the purchase of CNG trailers by NG Advantage. Additionally, we had total consolidated indebtedness of approximately $574.2 million as of September 30, 2015, of which approximately $1.9 million, $150.2 million, $5.3 million, $305.1 million, $54.6 million, $53.1 million, and $4.0 million is expected to become due in 2015, 2016, 2017, 2018, 2019, 2020, and thereafter, respectively. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying in full, with a combination of cash and shares of our common stock, the $145.0 million outstanding principal amount of SLG Notes (as defined and discussed in note 12 to our condensed consolidated financial statements included in this report), together with accrued and unpaid interest, prior to their 2016 maturity date. We may also elect to invest additional amounts in companies or assets in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity, and other factors. We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.
Off-Balance Sheet Arrangements
At September 30, 2015, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•	outstanding surety bonds for construction contracts and general corporate purposes totaling $59.1 million ;

•	two long-term take-or-pay contracts for the purchase of LNG; and

•	operating leases where we are the lessee.
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
     We have two long-term take-or-pay contracts that require us to purchase minimum volumes of LNG at index based prices and expire in March 2017 and October 2019.
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
Commodity Price Risk
We are subject to market risk with respect to our sales of natural gas, which have historically been subject to volatile market conditions. Our exposure to market risk is heightened when we have a fixed-price sales contract with a customer that is not covered by a futures contract, or when we are otherwise unable to pass through natural gas price increases to customers. Natural gas prices and availability are affected by many factors, including, among others, weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations.
Natural gas costs represented 28.8% (or 33.9% excluding Clean Energy Compression and our Wyoming Northstar Incorporated subsidiary (together with its affiliated entities, “Clean Energy Cryogenics”)) of our cost of sales for 2014 and 29.1% (or 32.1% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for the nine months ended September 30, 2015.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements also expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any futures contracts outstanding at September 30, 2015.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our condensed consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $1.0 million of gains in the nine months ended September 30, 2015. During the nine months ended September 30, 2015, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of September 30, 2015, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.6 million.

Item 4.—Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
We regularly review and evaluate our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
We are or may become party to various legal actions that have arisen in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have arisen, and may continue to arise, during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that we may incur resulting from any such lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position, results of operations, or liquidity. However, we believe that the ultimate resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2014 10-K before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.
We have a history of losses and may incur additional losses in the future.
For the nine months ended September 30, 2015, we incurred pre-tax losses of $83.7 million, and in 2012, 2013 and 2014, we incurred pre-tax losses of $99.6 million, $63.2 million, and $89.8 million, respectively. During 2013 and 2014, our losses were substantially decreased by approximately $45.4 million and $28.4 million of revenue, respectively, from federal fuel tax credits (“VETC”), but the program under which we received such credits expired on December 31, 2014. We may never achieve or maintain profitability and our failure to do so would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
At September 30, 2015, our total consolidated indebtedness was $574.2 million, including an aggregate of $295.0 million principal amount of the 7.5% Notes and the SLG Notes (each as defined and discussed in note 12 to our condensed consolidated financial statements included in this report), which are convertible notes we issued in July 2011, August 2011, July 2012, and June 2013 bearing interest at a rate of 7.5% per annum (collectively, the “Series 2011 Notes”), and an aggregate of $250.0 million principal amount of the 5.25% Notes (as defined and discussed in note 12 to our condensed consolidated financial statements included in this report), which are convertible notes we issued in September 2013 bearing interest at a rate of 5.25% per annum (collectively, the “Series 2013 Notes”). Further, as of September 30, 2015, our majority-owned subsidiary NG Advantage LLC (“NG Advantage”) had outstanding debt totaling $10.1 million. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $36.8 million for the year ending December 31, 2015. Approximately $1.9 million, $150.2 million, $5.3 million, $305.1 million, $54.6 million, $53.1 million, and $4.0 million of our consolidated indebtedness matures in 2015, 2016, 2017, 2018, 2019, 2020, and thereafter respectively; however, we anticipate repaying in full, with a combination of cash and shares of our common stock, the $145.0 million outstanding principal amount of SLG Notes, together with accrued and unpaid interest, prior to their 2016 maturity date. Our ability to make payments of the principal of and interest on our indebtedness, whether at or prior to their due dates, depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash flow from operations sufficient to service our debt. If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt financing on terms that may be onerous to us or highly dilutive to our stockholders. Our ability to refinance our indebtedness, should we decide to do so, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, our indebtedness may contain various restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts as needed. Further, we are permitted to repay the Series 2011 Notes at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock, and any such issuances would increase the number of our outstanding shares, thereby diluting the ownership interest of our stockholders.
We may need to raise additional debt or equity capital to continue to fund the growth of our business or repay our debt.
At September 30, 2015, we had total cash and cash equivalents of $51.8 million and short-term investments of $114.1 million. Our business plan calls for approximately $19.6 million in capital expenditures from October 1, 2015 through the end of 2015, as well as additional capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness, either prior to or at their maturity dates, or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed or on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock would increase the number of our outstanding shares, thereby diluting the ownership interest of our stockholders. We may also pursue debt financing since, despite our level of consolidated debt, the agreements governing much of our existing debt do not restrict our ability to incur additional indebtedness, including secured and unsecured indebtedness, or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, the sale of convertible notes, high-yield debt, asset -based loans, term loans, project finance debt, municipal bond financing or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, if we incur additional indebtedness, our higher levels of indebtedness could increase the risk that we would be unable to repay our debt or make other required payments and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business and economic conditions, any of which could negatively impact our business and prospects. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, our business plan, and any unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we would be forced to suspend, delay or curtail these capital expenditures or other transactions.
Our success is dependent upon fleets’ and other consumers’ willingness to adopt natural gas as a vehicle fuel.
Our success is highly dependent upon the adoption by fleets and other consumers of natural gas as a vehicle fuel. If the market for natural gas as a vehicle fuel does not develop as we expect or develops more slowly than we expect, or if a market does develop but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed. The market for natural gas as a vehicle fuel is a relatively new and rapidly evolving market characterized by intense competition, evolving government regulation and industry standards and changing consumer demands and behaviors.
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the price of oil, gasoline, diesel and natural gas;

•	The availability of natural gas and the price of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for gasoline, diesel and alternative fuel vehicles;

•	The entry or exit of engine manufacturers from the market;

•	Perceptions about greenhouse gas emissions (also known as “fugitive methane emissions”) from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles;

•	The availability and acceptance of other alternative fuels and alternative fuel vehicles;

•	Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle;

•	The availability of service for natural gas vehicles;

•	The environmental consciousness of fleets and consumers; and

•	The existence and success of tax credits, government incentives and grant programs that promote the use of natural gas as a vehicle fuel.
Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely impact our business.
In the recent past, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Market adoption of compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG”) as vehicle fuels could be slowed or limited if there are significant decreases in the prices of, or significant increases in the supply and availability of, gasoline and diesel, today’s most prevalent and conventional vehicle fuels, which would decrease the market’s perception of a need for alternative vehicle fuels generally, or if there are decreases in the prices of gasoline and diesel without a corresponding decrease in the price of natural gas or an increase in the price of natural gas without corresponding increases in the prices of gasoline and diesel. The occurrence of any of these circumstances could cause the success or perceived success of our industry and our business to materially suffer. Part of the reason that such slowed or limited adoption of natural gas as a vehicle fuel might occur under these circumstances is due to the higher cost of natural gas vehicles compared to gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If gasoline or diesel prices drop significantly, fuel economy of gasoline- or diesel-powered vehicles improves, or the prices of CNG and LNG are not sufficiently low, operators may delay or avoid the purchase of natural gas vehicles or decide not to purchase or convert their existing vehicles to run on natural gas because of a perceived inability to recover in a timely manner the additional costs of acquiring or converting to natural gas vehicles. In addition, our profit margins are directly affected by fluctuations in natural gas, gasoline and diesel prices. In order to attract fleet operators and other consumers to convert to natural gas vehicles, we must be able to offer CNG and LNG fuel at prices significantly lower than gasoline and diesel. Decreases in the price of gasoline and diesel and increases in the price of natural gas make it more difficult for us to offer our customers attractive prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Further, increased natural gas prices affect the cost to us of natural gas and adversely impact our operating margins in cases where we cannot pass the increased costs on to our customers, and conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers.
Among the factors that can cause fluctuations in gasoline, diesel and natural gas prices are changes in domestic and foreign supply and availability of crude oil and natural gas, domestic and foreign storage levels, price and availability of alternative fuels, weather conditions, negative publicity surrounding natural gas drilling techniques or methods or production and importing of oil, level of consumer demand, economic conditions, the price of foreign imports, and domestic and foreign governmental regulations and political conditions. With respect to natural gas supply and use as a vehicle fuel, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means, and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States, and any changes in regulations that make it more expensive or unprofitable to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to increased natural gas prices. Additionally, crude oil prices have recently been subject to extreme volatility and an overall decrease, due in part to over-production and increased supply without a corresponding increase in demand. If these circumstances continue or worsen, or if all or some combination of factors that could cause further volatility in natural gas, oil and diesel prices were to occur, we would be materially harmed.
If trucks using the Cummins Westport ISX 12G natural gas engine (or a comparable engine) are not adopted by truck operators as quickly or to the extent we anticipate, our results of operations and business prospects will be adversely affected.
We believe the development and expansion of the U.S. natural gas heavy-duty truck market, and the execution of our initiative to build a nationwide network of natural gas truck friendly fueling stations (we refer to this network as “America’s

Natural Gas Highway” or “ANGH”), depends upon the successful adoption of the Cummins Westport ("CWI") ISX 12G natural gas engine (or a comparable engine) and the development of a meaningful market in the U.S. for heavy-duty natural gas trucks. Manufacturers may not produce natural gas engines and truck operators may not adopt and deploy natural gas trucks in meaningful numbers or as quickly as we anticipate. Heavy-duty trucks powered by natural gas engines cost more than comparable gasoline or diesel trucks, and may experience, or be perceived to experience, more operational or performance issues. Engine recalls may be issued. Our business could be harmed if meaningful numbers of natural gas heavy-duty truck engines are not deployed, if such deployment is slower than expected, or if a substantial number of the trucks that are deployed are not fueled at our stations.
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
We are seeking to fuel a substantial number of natural gas heavy-duty trucks, and in connection with that effort we are building America’s Natural Gas Highway. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway have required, and will continue to require, a significant commitment of capital and other resources, and our ability to successfully execute our plans faces substantial risks, including, among others:

•
Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis. We have been, and may be required in the future to, spend significant additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for that purpose;

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations;

•	Truck and vehicle operators may not fuel at our stations due to lack of access or convenience, prices, concerns with natural gas content or reliability or numerous other factors;

•
We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. At September 30, 2015, CWI was the principal natural gas engine manufacturer for the medium- and heavy-duty market, and we have no control over whether CWI will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•	Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside of our control;

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•
At September 30, 2015, we had 44 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, and we do not know when that will happen. If we do not open the stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs. Further, such stations may suffer damage prior to opening, which may require significant capital to repair.

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
Limited availability of natural gas vehicles and engine sizes, including heavy-duty trucks and other types of vehicles, restricts their large-scale introduction and narrows our potential customer base. Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets, and they may not decide to expand, or they may decide to discontinue or curtail, their existing natural gas engine or vehicle product lines. Engines that were produced may also experience performance issues and be subject to recalls. A limited supply of natural gas vehicles limits our customer base and natural gas fuel sales and encourages existing manufacturers to charge a premium for such vehicles, thereby restricting our ability to promote natural gas vehicles.
Our business is influenced by environmental, tax and other government regulations, programs and incentives promoting cleaner burning fuels and alternative vehicles, and their modification or repeal could adversely impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Parties with an interest in gasoline and diesel or alternative fuels such as hydrogen- or electric-powered vehicles, many of which have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Any failure to adopt, delay in implementing, expiration, repeal or modification of federal, state or local regulations, programs or incentives that encourage the use of CNG, LNG and RNG as a vehicle fuel would harm our operating results and financial condition. For example, some such government programs and incentives have recently expired, such as the VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG sold for vehicle fuel use, which expired December 31, 2014 and has not been reinstated. In 2013 and 2014 we received approximately $45.4 million and $28.4 million of revenue, respectively, related to VETC, representing approximately 12.9% and 6.6%, respectively, of our total revenue during the periods. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California Low Carbon Fuel Standard and the federal Renewable Fuel Standard Phase 2, under which we generate credits (“LCFS Credits” and “RIN Credits” or “RINs”, respectively) by selling CNG, LNG and RNG as a vehicle fuel, would adversely affect our financial condition. For example, the California Air Resources Board (“CARB”) recently adopted changes to its carbon intensity number for CNG, LNG and RNG to take into account alleged system-wide methane losses, which changes may result in fewer carbon benefits associated with the use of natural gas as a vehicle fuel and which may adversely affect our business. Further, our business would be adversely affected if grant funds cease to be available under government programs for the purchase and construction of natural gas vehicles and stations.
We face increasing competition from oil and gas producers, developers of natural gas fueling station infrastructure, other alternative fuel and alternative vehicle companies, fuel providers, refuse companies, industrial gas companies, natural gas utilities and their affiliates, fuel station and truck stop owners and other organizations, many of which have far greater resources and brand awareness than we have.
A significant number of established businesses, including oil and gas companies, developers of natural gas fueling station infrastructure, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, refuse companies, fuel providers and other organizations have entered or are planning to enter the markets for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports, taxis and paratransit vehicles, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods that may limit these markets generally. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. Further, new technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities and their affiliates also own and operate natural gas fueling stations that compete with our stations. For example, the California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers. Further, utilities or their affiliates in several other states, including Michigan, Illinois, New Jersey, North Carolina, Oregon, Maryland, Washington, Kentucky, Florida and Georgia, either have or are preparing to enter the natural gas vehicle fuel business. Utilities and their affiliates, in particular, have unique competitive advantages, including their typically lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.
We expect competition to intensify in the near term in the alternative vehicle fuels market generally and, assuming the use of natural gas vehicles and the demand for natural gas vehicle fuel increases, the market for natural gas vehicle fuel. Any such increased competition would lead to amplified pricing pressure and reduced operating margins.
If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline.
Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle fuel market. Use of electric heavy-duty trucks, buses and trash trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance, may reduce demand for natural gas vehicles. In addition, hydrogen and other alternative fuels in experimental or developmental stages may offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of or conversion to natural gas vehicles, or that otherwise reduce demand for natural gas as a vehicle fuel, will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with gasoline-and diesel-powered vehicles and other alternative fuels and alternative vehicles.
We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays, and other contingencies.
In connection with our station construction operations, we may not be able to identify, obtain and retain sufficient permits, approvals and other rights to use suitable locations for the stations we or our customers seek to build. We may also encounter land use or zoning difficulties or local resistance that prohibit us or our customers from building new stations on preferred sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations could harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause, or for injuries suffered by our employees or our subcontractors’ employees, during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of the projects. Cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects that we build and own, result in our failure to achieve an acceptable rate of return.
Our manufacturing operations could subject us to significant costs and other risks, including product liability claims.
Our subsidiary Clean Energy Compression, formerly known as IMW Industries, Ltd., designs, manufactures, sells and services non-lubricated natural gas compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells has not in some instances performed, and may not in the future perform, as expected, according to legal, contractual or other specifications, or at all. Clean Energy Compression has in the past and may in the future incur significant and unexpected costs in the life cycle of its products, including costs incurred to fix any discovered performance errors and to repair any product malfunctions. The scope and likelihood of these risks continues to increase as Clean Energy Compression makes efforts to expand its services to new geographic and other markets. The occurrence of any of these risks has and may continue to reduce sales of Clean Energy Compression products and services damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products and services, force product recalls and/or result in product liability claims.
Our warranty reserves may not adequately cover our warranty obligations.
We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues. The amounts estimated could differ materially from warranty costs that may ultimately be realized. We would be adversely affected by an increase in the rate of warranty claims or the average amount involved with each warranty claim or the occurrence of unexpected warranty claims.
Increased global IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.
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

Clean Energy Compression has operations in a number of countries, including Canada, China, Colombia, Bangladesh and Peru. Clean Energy Compression’s natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described in these risk factors, the global scope of our operations may subject us to risks and uncertainties that could limit our operations, increase our costs or otherwise negatively impact our business and financial condition, including, among others:

•	Failure to comply with the United States Foreign Corrupt Practices Act and other applicable anti-bribery laws;

•	Political unrest, terrorism, war, natural disasters and economic and financial instability;

•	Cheap local oil, gasoline or diesel;

•
Changes in environmental and other regulatory requirements and uncertainty related to developing legal and regulatory systems with respect to economic and business activities, real property ownership and application of contract rights;

•	Trade restrictions and import-export regulations;

•	Difficulties enforcing agreements and collecting receivables;

•	Difficulties complying with the laws and regulations of multiple jurisdictions;

•	Difficulties ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by local offices;

•	Differing employment practices and/or labor issues, including wage inflation, labor unrest and unionization policies;

•	Limited intellectual property protection;

•	Longer payment cycles by international customers;

•	Inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages; and

•	Potentially adverse tax consequences.
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
We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various governmental bodies, which accounted for approximately 19.3% of our revenues for the nine months ended September 30, 2015 and approximately 33%, 19% and 18% of our annual revenues in 2012, 2013 and 2014, respectively. In addition to normal business risks, our contracts with these government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only liable for payment for work done and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.
We may never initiate or complete construction of the GE Plants. If we commence construction of either or both of the GE Plants, we may encounter difficulties building them and we would need to comply with significant obligations to GE.
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
If we commence construction of either or both of the GE Plants, we may not be able to comply with all of our obligations to GE under the applicable credit agreement. For example, we may not complete one or both of the GE Plants within the required time period, or we may not make our required equity contributions to the GE Plants, which consist of all funding required to complete the plants in excess of the $200 million to potentially be loaned to us by GE under the Credit Agreement. The GE Plants may cost more than we expect, and we may not be able to pay any additional costs. If the GE Plants are completed, they may not generate enough cash flow to pay our obligations to GE because they may experience operational difficulties or inefficiencies or we may not be able to sell enough of the LNG the GE Plants produce. If we construct the GE Plants and we do not fulfill our obligations to GE, we would lose some or all of our investments in the GE Plants.
We may experience difficulty procuring sufficient LNG.
Production of LNG in the United States is fragmented and limited. It may be difficult for us to obtain LNG without interruption and near our current or target markets at competitive prices, when needed, or at all. If LNG liquefaction plants we own, or if any from which we purchase LNG, are damaged by severe weather, earthquakes or other natural disasters or otherwise experience prolonged down time or interruption if any such plants cannot produce LNG meeting applicable composition specifications and requirements, or if we have difficulty entering or maintaining relationships with contract carriers to deliver LNG on our behalf, our ability to supply LNG will be restricted. If we are unable to supply enough LNG that satisfies applicable specifications (either from our own plants or by purchasing it from third parties) to meet customer demand, we may lose customers and/or be liable to our customers for penalties and damages. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG from distant locations and cannot pass these costs through to our customers, our operating margins will decrease due to our increased transportation costs.
LNG supply purchase commitments may exceed demand, causing our costs to increase.
We are a party to two long-term LNG supply agreements that have a take-or-pay commitment, and we may enter into additional contracts with take-or-pay commitments in the future. Take-or-pay commitments require us to pay for the LNG that we have agreed to purchase irrespective of whether we can sell the LNG. Should the market demand for LNG decline or fail to develop as we anticipate, if we lose significant LNG customers, or if demand under any existing or any future LNG sales contract does not maintain its volume levels or grow, these commitments may cause our operating and supply costs to increase without a corresponding increase in revenue and our margins may be negatively impacted.
Compliance with potential greenhouse gas regulations affecting our LNG plants, RNG production facilities, LNG and CNG fueling stations or LNG, CNG and RNG fuel sales may prove costly and negatively affect our financial performance.
California has adopted legislation, AB 32, that calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Further, the Governor of California recently issued an executive order mandating a reduction in greenhouse gas emission by 40% compared to 1990 levels by 2030.  Beginning January 1, 2015, AB 32 began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with LNG and CNG vehicle fuel.

Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use.  Our costs for complying with AB 32 with respect to our LNG vehicle fuel sales in California are unknown at this time and will depend on how much LNG vehicle fuel we sell that is regulated, the CARB's guidance on the regulation of LNG vehicle fuel and the cost of carbon credits under AB 32 at the time we purchase them.  Ultimately we anticipate that the costs we incur will be passed through to our LNG vehicle fuel purchasers, which may diminish the attractiveness of LNG as a vehicle fuel for California buyers.
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
Redeem RNG vehicle fuel may qualify for an exemption from AB 32.  However, due to the complexity and uncertainty of the requirements that biomethane must meet in order to be exempt under AB 32, and the possibility of changes to this regulation, Redeem that we sell as CNG or RNG may not be exempt under AB 32.  Any Redeem volumes that are not exempt will incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
Other state and the federal governments are considering passing similar measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities, and/or the greenhouse gas emissions associated with the LNG, CNG and RNG we sell, and may require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our current customer agreements. If any of these regulations are implemented, our associated compliance costs may have a negative impact on our financial performance, reduce our margins and impair our ability to fulfill customer contracts. Further, these regulations may discourage consumers from adopting natural gas as a vehicle fuel.
Our operations entail inherent safety and environmental risks that may result in substantial liability to us.
Our operations entail inherent risks, including equipment defects, malfunctions, failures, and misuses, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers have in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Further, improper refueling of natural gas vehicles can result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are currently regulated by some state regulatory agencies and may in the future be regulated by the U.S. Environmental Protection Agency (“EPA”) and/or by additional state regulators . Additionally, CNG fuel tanks and trailers, if damaged by accidents or improper maintenance or installation, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion of, and occasionally up to 100% of, the purchase price of natural gas vehicles they agree to purchase. We may also purchase or pay deposits for vehicles and lease to or otherwise place them with customers. Risks associated with these financing activities include, among others, that: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; the borrower may default on payments, enter bankruptcy proceedings and/or liquidate; the amount of capital available to us is limited and may not allow us to make loans required by customers; and if we secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from the customer, we may be required to purchase the vehicles if the customer fails to purchase them as anticipated. As of September 30, 2015, we had $12.5 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
Our business is subject to a variety of governmental regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, building codes and construction, zoning and land use, and taxation, among others. Additionally, we are subject to changing and complex regulations related to the government procurement process and any political activities or lobbying relating to natural gas or greenhouse gas emissions regulations in which we may engage. It is difficult and costly to manage the requirements of every individual authority having jurisdiction over our various activities and to comply with these varying standards. These laws and regulations are complex, change frequently and in many cases have tended to become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us and our customers. Further, from time to time, as part of the regular overall evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may involve significant costs and use of other resources. Also, in connection with our operations, we often need facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling, and air emissions, which may subject us to onerous or costly permitting conditions.
Our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, the imposition of corrective requirements, or prohibition from providing services to governmental entities.
Our RNG business may not be successful.
We own RNG production facilities located in Canton, Michigan and North Shelby, Tennessee. We are also seeking to increase our RNG business by pursuing additional projects on our own and with project partners. We may not be successful in operating or developing these projects or any future projects or generating a financial return from our investments. Historically, projects that produce pipeline-quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities, and the lack of government programs and regulations that support these activities. The success of our RNG business depends on our ability to obtain necessary financing, to successfully manage the construction and operation of our RNG production facilities, to enter into RNG supply agreements with third parties, and to either sell RNG at substantial premiums to conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail.
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
We have experienced difficulties producing the expected volumes of RNG at our RNG plants due to, among other factors, problems with key equipment, severe weather, landfill conditions and construction delays. These difficulties may continue or worsen in the future, and our ability to produce RNG may be adversely affected by a number of other factors, some of which are beyond our control, including, among others, limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits, landfill mismanagement, problems with our critical equipment, and adverse or severe weather conditions. In addition, we may seek to or be required to upgrade, expand or service our RNG facilities, which may result in plant shutdowns, cause delays that reduce the amount of RNG we produce or involve significant unexpected costs.
We may from time to time pursue acquisitions, investments or other strategic relationships, which could fail to meet expectations.
We may acquire or invest in other companies or businesses. For example, in October 2014, we invested in NG Advantage. In addition, we may pursue other strategic transactions or relationships. For instance, in September 2014, we formed a joint venture with Mansfield Ventures LLC called Mansfield Clean Energy Partners LLC. Acquisitions, investments and other strategic partnerships and relationships involve numerous risks, any of which could harm our business, including, among others:

•	Difficulties integrating the technologies, operations, existing contracts and personnel of an acquired company or partner;

•	Difficulties in supporting and transitioning vendors, if any, of an acquired company or partner;

•	Diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;

•	Failure to realize the anticipated benefits or synergies of a transaction or relationship;

•
Failure to identify all of the problems, liabilities or other shortcomings or challenges of a company or technology we may partner with, invest in or acquire, including issues related to intellectual property rights, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer relationships;

•	Risks of entering new markets in which we may have limited or no experience;

•	Potential loss of key employees, customers and vendors from either our current business or an acquired company’s or partner’s business;

•	Inability to generate sufficient revenue to offset acquisition, investment or other related costs;

•	Additional costs or incurrence of debt or equity dilution associated with funding the acquisition, investment or other relationship; and

•	Possible write-offs or impairment charges relating to the businesses we partner with, invest in or acquire.
Our quarterly results of operations are difficult to predict and have fluctuated significantly.
Our quarterly results of operations have historically experienced significant fluctuations. Our net losses were approximately $16.3 million, $41.7 million, $3.9 million, $11.9 million, $18.8 million, $32.3 million, $28.6 million, $32.3 million, $30.1 million, $31.1 million, $30.0 million, and $23.1 million for the three months ended September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015, June 30, 2015, September 30, 2015 respectively. In the three months ended December 31, 2014, our net income was $1.3 million. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including those described in these risk factors. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant fluctuations of our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of one quarter as an indication of future performance.
Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.
As of September 30, 2015, there were 90,575,951 shares of our common stock outstanding, 10,707,060 shares underlying outstanding options, 2,942,126 shares underlying restricted stock units, 2,130,682 shares underlying outstanding Series I warrants, 5,000,000 shares underlying a warrant we issued in November 2012 to GE, 19,160,338 shares underlying our Series 2011 Notes and 16,025,641 shares underlying our Series 2013 Notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of September 30, 2015, 17,441,860 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following a margin call that is not satisfied or any other large sales of our common stock by our officers and directors, such as Mr. Pickens' sale of approximately 700,000 shares in September 2015, may cause the price of our common stock to decline.
A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of September 30, 2015, our co-founder and board member T. Boone Pickens beneficially owned approximately 23.34% of our common stock (including 17,441,860 outstanding shares of common stock, 705,000 shares underlying stock options exercisable within 60 days after September 30, 2015, and 4,113,923 shares underlying convertible promissory notes convertible within 60 days after September 30, 2015). As a result, Mr. Pickens is able to strongly influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.
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

31.1*
Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 and 2015;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2014 and 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2014 and 2015; and
(v) Notes to Condensed Consolidated Financial Statements.
*                 Filed herewith.
**          Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 5, 2015	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

31.1*
Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 and 2015;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2014 and 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2014 and 2015; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
*                 Filed herewith.
**          Furnished herewith.