Form 10-K
period 2015-12-31
Clean Energy Fuels Corp.
filed 2016-03-03
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's second fiscal quarter, was approximately $399,840,166 (based on the closing price of the registrant's common stock as reported on such date by The NASDAQ Global Select Market). Shares of common stock held by officers and directors and holders of 10% or more of the outstanding shares of common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2016, the number of outstanding shares of the registrant's common stock was 97,360,841.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2016 Annual Meeting of Stockholders are incorporated in Part III of this annual report on Form 10-K by reference, to the extent stated therein.

Clean Energy Fuels Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to future events or circumstances or our future financial performance and are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: "may," "will," "can," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "forecast," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. We believe that the statements that we make in this annual report on Form 10-K regarding the following subject matters are forward-looking by their nature:

•
expected adoption of and growth in the market for natural gas as a vehicle fuel and our ability to capture a substantial share of and enhance our leadership position within this market, when and if it expands;

•	future supply, demand, use and prices of crude oil and natural gas and fossil and alternative fuels, including gasoline, diesel, natural gas, biodiesel, ethanol, electricity and hydrogen;

•	our expectations regarding the market's perception of a need for alternative vehicle fuels generally;

•
our expectations regarding the market's perception of the benefits of natural gas relative to gasoline and diesel and other alternative vehicle fuels, including cost savings, supply, environmental and safety benefits;

•
the impact of advancements in conventional fuels and other alternative vehicle fuels and technologies, including improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for conventional and alternative fuel vehicles;

•	the success of our initiative to build a nationwide network of truck friendly natural gas fueling stations (we refer to this network as "America's Natural Gas Highway" or "ANGH);

•	development, commercial availability and adoption of new natural gas engines for the U.S. heavy-duty truck market ;

•	the rate of adoption of natural gas vehicles, including heavy-duty trucks;

•	estimated incremental costs, annual fuel usage, fuel costs and annual fuel cost savings for vehicles using natural gas instead of gasoline or diesel;

•	the success and importance of acquisitions, partnerships and other strategic relationships;

•	the success of our business of producing renewable natural gas ("RNG") and selling RNG we generate and RNG we purchase from third-party producers as a vehicle fuel;

•
our ability to generate and sell credits generated by selling natural gas and RNG as a vehicle fuel, including Renewable Identification Numbers ("RINs" or "RIN Credits") we generate under the federal Renewable Fuel Standard ("RFS") Phase 2 and credits we generate under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits"), at prices that enable us to profitably market and sell RNG;

•	our ability to sell RNG we produce at prices that are at a premium to conventional natural gas prices;

•	plans to expand our station network and business with existing customers and to win business with new customers;

•	the potential for oil companies, natural gas utilities, fuel retailers, and others to enter the natural gas fuel market;

•	our efforts to expand our compressed natural gas ("CNG") business, through our acquisition of NG Advantage, LLC ("NG Advantage") and otherwise;

•	our future CNG compressor needs;

•	the success of our business of manufacturing and selling natural gas fuel compression equipment;

•	our ability to manage the international operations of our subsidiary Clean Energy Compression (formerly IMW Industries);

•	the existence of and our plans to participate in and eligibility for federal and state regulations, programs, incentives and grant programs that promote the use of cleaner burning fuels;

•	the impact and availability of federal tax attributes, credits and incentives on our business;

•	strategic benefits of owning Clean Energy Compression, NG Advantage and our other subsidiaries;

•	more stringent emissions requirements on traditional gasoline and diesel powered vehicles, as well as on liquefied natural gas ("LNG") and CNG production, fueling stations and fuel sales;

•	the impact of environmental regulations and pressures on oil and natural gas supply;

•	projected capital expenditures, project development costs and related funding requirements;

•	access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible or non-convertible promissory notes or commercial bank financing;

•	the potential for a single large stockholder to exert significant influence over our corporate decisions; and

•	our expectations regarding our cash balances and other operating and financial results.
The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Although the forward-looking statements in this report reflect our good faith judgment, based on currently available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed below under Item 1A. Risk Factors. As a result of these and other potential risk factors, the forward-looking statements in this annual report on Form 10-K may not prove to be accurate. All forward-looking statements in this report are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this report with the Securities and Exchange Commission, or to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this annual report on Form 10-K.
Unless the context indicates otherwise, all references to "Clean Energy," the "Company," "we," "us," or "our" in this annual report on Form 10-K refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries.

PART I
Item 1.    Business.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of CNG, LNG and RNG delivered.
Our principal business is supplying CNG, LNG and RNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation, repair and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate, service, repair and maintain fueling stations, manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transport and sell CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, process and sell RNG, sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including LCFS Credits and RIN Credits, and help our customers acquire and finance natural gas vehicles and obtain federal, state and local tax credits grants and incentives.
We target customers in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets, which has resulted in a broad customer base with, we believe, limited concentration risk. We seek to retain these customers by offering our robust fueling station network and superior service levels. As of December 31, 2015, we serve approximately 986 fleet customers operating approximately 44,152 natural gas vehicles, and we own, operate or supply over 570 natural gas fueling stations in 42 states in the U.S. and in British Columbia and Ontario in Canada.
Market for Natural Gas as an Alternative Fuel for Vehicles
As of December 2015, Natural Gas Vehicles for America ("NGV America") estimates that there were approximately 1,750 natural gas fueling stations in the United States and about 153,000 natural gas vehicles on American roads, including 39,500 heavy-duty vehicles (e.g. tractors, refuse trucks and buses), 25,800 medium-duty vehicles (e.g. delivery vans and shuttles) and 87,000 light-duty vehicles (e.g. passenger cars, small utility vehicles, trucks and vans).
We believe that natural gas is an attractive alternative to gasoline and diesel for use as a vehicle fuel in the United States because it is plentiful, domestically produced, cleaner and typically cheaper than gasoline or diesel. Historically, oil, gasoline, and diesel prices have been highly volatile, while natural gas prices have generally been stable and lower than the cost of oil, gasoline and diesel on an energy equivalent basis. We also expect increasingly stringent federal, state and local air quality regulations, expanding initiatives by fleet operators to lower greenhouse gas emissions and increase fuel diversity and additional regulations mandating low carbon fuels, all of which would support increased market adoption of natural gas as an alternative to gasoline and diesel as a vehicle fuel. We believe these factors will support the development of an increased opportunity to market natural gas as a vehicle fuel in the United States.
Benefits of Natural Gas Fuel
Domestic and Plentiful Supply.    Technological advances in natural gas drilling and production, including the widespread deployment of horizontal drilling techniques and the use of hydraulic fracturing, have unlocked vast natural gas reserves. The U.S. is now the number one producer of natural gas in the world, with proven, abundant and growing reserves of natural gas.
Less Expensive.    Due to the abundance of natural gas, the cost of natural gas in the U.S. is less than the cost of crude oil, on an energy equivalent basis. Based on projections from the U.S. Energy Information Administration, we believe that natural gas will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the natural gas commodity makes up a smaller portion of the cost of a GGE of CNG or LNG relative to the commodity portion of the cost of a GGE of diesel or gasoline, the price of a GGE of CNG or LNG is less sensitive to increases in the underlying commodity cost.
Cleaner.    Natural gas contains less carbon than any other fossil fuel and thus produces fewer carbon dioxide emissions when burned.  The California Air Resources Board ("CARB") has concluded that a natural gas vehicle emits fewer greenhouse gas ("GHG") emissions than a comparable gasoline or diesel fueled vehicle on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce at least 13% to 21% fewer GHG emissions than comparable gasoline and diesel fueled vehicles.  For natural gas vehicles that run on Redeem, it is estimated, based on CARB data that the GHG emissions reduction ranges from 50% to 125%, depending on the source of biogas.  RNG is produced from waste streams such as landfills, animal waste digesters and waste water treatment plants. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations, where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities, where it is converted to LNG. We sell RNG through some of our natural gas fueling infrastructure under the brand name Redeem™. We believe Redeem™ is the first commercially available RNG vehicle fuel made from organic waste
Safer.    As reported by NGV America, CNG and LNG are relatively safer than gasoline and diesel because they dissipate into the air when spilled or in the event of a vehicle accident. When released, CNG and LNG are also less combustible than gasoline or diesel because they ignite only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressures, and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. Additionally, CNG and LNG are stored in above ground tanks and therefore cannot contaminate soil or groundwater. Further, worldwide over 17 million vehicles fuel safely with natural gas.
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
Virtually any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Approximately 50 different manufacturers in the U.S. produce 100 models of heavy-, medium- and light-duty natural gas vehicles and engines. These vehicles include long-haul tractors, refuse trucks, regional tractors, transit buses, cement trucks, delivery trucks, vocational work trucks, school buses, shuttles, passenger sedans, pickup trucks and cargo and passenger vans. We expect that additional models and types of natural gas vehicles will become available if natural gas is increasingly adopted as a vehicle fuel in the U.S.
Products and Services
CNG Sales.    We sell CNG through fueling stations and by transporting it to customers that do not have direct access to a natural gas pipeline. CNG fueling station sales are made through stations located on our customers' properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or third-party marketers under standard, floating-rate arrangements and then compress and dispense it into our customers' vehicles. Our CNG fueling station sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. As a result, CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. The remainder of our CNG fueling station sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.
Additionally, our subsidiary, NG Advantage, uses a fleet of 54 high-capacity tube trailers to deliver CNG to large institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. Utilizing its trailer fleet, NG Advantage creates a "virtual natural gas pipeline" that allows large oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers in the future to transport CNG in support of its operations.
LNG Production and Sales.    LNG is natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own plants and from third party suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, which we call the "Pickens Plant" and the "Boron Plant," respectively. The Pickens Plant has the capacity to produce 35 million gallons of LNG per year and includes tanker trailer loading facilities and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. The Boron Plant is capable of producing 60 million gallons of LNG per year and has tanker trailer loading facilities similar to the Pickens Plant and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. During 2015, we purchased 43% of our LNG from third-party suppliers and we produced the remainder of our LNG at the Pickens Plant and the Boron Plant. We purchase some LNG from third parties under "take-or-pay" contracts that require us to purchase minimum volumes of LNG at index-based rates.

We sell LNG on a bulk basis to fleet customers who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public-access LNG stations. We also sell LNG for non-vehicle purposes, including to customers that use LNG in oil fields or for industrial or utility applications.
We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. We typically own the tanker trailers and we contract with third parties to provide tractors and drivers. Each LNG tanker trailer is capable of carrying 10,000 gallons of LNG. We sell LNG through supply contracts that are priced on an index-plus basis. LNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell LNG on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. LNG generally costs more than CNG, as LNG must be liquefied and transported.
O&M Services.   We perform O&M services for CNG and LNG stations that are owned by our customers. For these services, we generally charge a per-gallon fee based on the volume of fuel dispensed at the station. As of December 31, 2015, we had an operations team of 265 employees, comprised of 169 full-time employees performing preventative maintenance and available to respond to service requests in 42 U.S states and in Canada. In addition, we have 96 full-time employees performing preventative maintenance on Clean Energy Compression's foreign installations in Bangladesh, Colombia, Peru and China.
Station Construction and Engineering.    Since 2008, we have built 387 natural gas fueling stations, either serving as general contractor or supervising qualified third-party contractors, for ourselves or our customers. We acquired the additional stations we own that we did not build through acquisitions of assets or businesses. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors (including those manufactured by Clean Energy Compression), dispensers and storage tanks. Equipment for a LNG station typically consists of storage tanks that hold 5,000 to 25,000 gallons of LNG and related dispensing equipment. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, which can include the construction and sale of facility modifications, such as our NGV Easy Bay™ product, a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities.
Many of our fueling stations have separate public access areas for retail customers, which generally have the look, feel and dispensing rates of traditional gasoline and diesel fueling stations. LNG dispensing requires special training because of the extreme low temperatures of LNG.
RNG Production and Sales.    Our subsidiary Clean Energy Renewables owns RNG production facilities located at Republic Services landfills in Canton, Michigan and North Shelby, Tennessee. Clean Energy Renewables has entered into long-term fixed-price sale contracts for the majority of the RNG that we expect these facilities to produce. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell some of the RNG we produce through our natural gas fueling infrastructure for use as a vehicle fuel. We also purchase RNG from third party producers and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we distribute for vehicle fuel use is distributed under the name Redeem™.
Natural Gas Fueling Compressors.    Our subsidiary Clean Energy Compression manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China, and has sales and service offices in Bangladesh, Colombia, Peru and the United States. Clean Energy Compression enables us to satisfy our internal compressor needs, since compressors are the most important piece of equipment for a CNG station. As the adoption of natural gas vehicles has increased our CNG station construction backlog and our compressor requirements have also increased, and we believe our compressor needs will continue to increase. Clean Energy Compression also allows us to provide certain customers with a "factory direct" offering. Since some customers do not want our full suite of services and simply want a station that they can own and operate themselves, our compressor manufacturing business allows us to offer them a high quality and low cost "equipment only" solution.
Vehicle Acquisition and Finance.    We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive federal and state incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated.
Sales of RINs and LCFS Credits.   We generate LCFS Credits when we sell Redeem and conventional natural gas for use as a vehicle fuel in California and Oregon, and we generate RINs when we sell Redeem for use as a vehicle fuel in the U.S. We can sell these RINs and LCFS Credits to third parties who need the credits to comply with federal and state requirements. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we build our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs and LCFS Credits is volatile, and the prices for such credits are subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the federal and state programs under which such credits are generated and sold.
Sales and Marketing
We have sales representatives covering all of our major operating territories, including Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Virginia, and Washington in the U.S., in Toronto and Vancouver in Canada and in Bangladesh, Colombia, Peru and China. At December 31, 2015, we had 92 employees in sales and marketing, including 16 employees of Clean Energy Compression. We market primarily through our direct sales force, attendance at trade shows and participation in industry conferences and events. Our sales and marketing group works closely with federal, state and local government agencies to provide education on the value of natural gas as a vehicle fuel and to keep abreast of proposed and newly adopted regulations that affect our industry.
Key Markets and Customers
We target customers in a variety of markets, such as trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets. During 2013, 2014 and 2015, approximately 19%, 18% and 18% of our revenues, respectively, were derived from contracts with government entities such as municipal transit fleets. We do not depend on a single customer or a few customers, the loss of which would have a material adverse effect on us.
Trucking. We believe that heavy-duty trucking represents one of the greatest opportunities for natural gas to be used as a vehicle fuel in the U.S., and as of December 31, 2015 we fuel over 3,000 heavy-duty trucks. These high-mileage trucks consume significant amounts of fuel and can benefit from the lower cost of natural gas. Many well-known shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight. Such companies include Honda, Frito-Lay, Fedex, Anheuser-Busch, Verizon, Bimbo, Johnson & Johnson, The Home Depot, AT&T, Colgate-Palmolive, Costco Wholesale, Lowes, Pepsi, UPS, MillerCoors, HP, Unilever, Starbucks, Kraft, Kroger, P&G, Hertz and Owens Corning. To help facilitate the transition of trucking fleets to natural gas, we are building America's Natural Gas Highway. Many of our existing ANGH stations were initially built to provide LNG; however, because operators are adopting LNG heavy-duty trucks and CNG heavy-duty trucks, we designed these stations to be capable of dispensing both fuels. We have been investing, and expect to continue to invest, additional capital in our ANGH stations to add CNG fueling. Many existing ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the U.S. To help accelerate the adoption by heavy-duty truck fleets of natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing along to our customers.
Airports. Many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. Many of these airports have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation. In order to reduce emissions levels further, many airports require or encourage service vehicle operators to switch their fleets to natural gas, including airport delivery fleets, door-to-door and parking shuttles and taxis. To assist in this effort, airports are contracting with service providers to design, build and operate natural gas fueling stations in strategic locations on their properties. We serve customers at 39 airports, including Albuquerque, Atlanta Hartsfield Jackson International, Austin Bergstrom International, Baltimore Washington International, Burbank, Cleveland Hopkins International, Dallas-Ft. Worth International, Denver International, Dulles International (Washington D.C.), George Bush International (Houston), Hartford, Las Vegas, Love Field (Dallas), Logan International (Boston), Long Beach, LaGuardia (New York), John F. Kennedy International (New York), Los Angeles International, New Orleans, Newark International, Oakland International, Ontario, Orlando, Palm Springs, Philadelphia International, Phoenix Sky Harbor International, Ronald Reagan Washington National, San Francisco International, Santa Ana/John Wayne, San Diego International, SeaTac International (Seattle), Tampa International, Tucson International and Will Rogers (Oklahoma City). At these airports our representative customers include buses, delivery vehicles and taxi and van fleets, as well as parking and car rental shuttles. We believe these customers are well -suited for natural gas use because they use a relatively high volume of vehicle fuel and can be served by centralized fueling infrastructure. We estimate that vehicles serving airports in the U.S. consume an aggregate of approximately two billion gallons of fuel per year.
Refuse Haulers. According to INFORM, there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables from collection points to landfills, transfer stations, waste-to-energy facilities, and material recovery facilities and that consume approximately two billion gallons of fuel per year. We fuel over 10,000 refuse vehicles. Refuse haulers are increasingly adopting trucks that run on CNG to realize operating savings and to address their customers' demands for reduced emissions. We estimate that approximately 55% of new refuse trucks in 2015 operate on natural gas, up from approximately 3% of new refuse trucks in 2008. We serve Waste Management and Republic Services, as well as other private waste haulers such as Atlas Disposal (CA), Blue Diamond Disposal (NJ), Burrtec (CA), Central Jersey Waste (NJ), Choice Waste (FL), CleanScapes (WA), V. Garofalo & Sons (NY), Homewood Disposal (IL), Mission Trail (CA), Livermore

Sanitation (CA), USA Recycling (CT), Peoria Disposal (IL), Progressive Waste (LA,TX and Canada), Recology (Formerly Norcal Waste) CA, South San Francisco Scavenger (CA), Tidewater Chesapeake (VA), Waste Connections and Waste Pro (FL), among others. We also provide vehicle fueling services to municipal refuse fleets, including fleets in Burbank (CA), Dallas (TX), Fresno (CA), Los Angeles (CA), Sacramento (CA), San Antonio (TX), El Paso (TX), Richmond (VA), Scottsdale (AZ), Mesa (AZ), Kansas City (MO), Atlantic Counties (NJ), Huntington (NY), Smithtown (NY) , Brookhaven (NY), Atlanta (GA), Lancaster (PA) and on Long Island (NY) among other locations. We believe refuse companies are ideal customers because they can be served by centralized fueling infrastructure and they use a relatively high volume of fuel.
Transit Agencies. According to the American Public Transportation Association, there are over 67,250 municipal transit buses operating in the U.S. In many areas increasingly stringent emissions standards have limited the fueling options available to public transit operators, making them well-suited for adoption of natural gas as a preferred vehicle fuel. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the U.S. consume approximately 1.5 billion gallons of fuel per year. Many transit agencies have been early adopters of natural gas vehicles; over 25% of existing transit buses and over 35% of new transit buses operate on natural gas. We fuel over 8,000 transit vehicles and our U.S. public transit customers include the following: in California, Los Angeles Metropolitan Transit Authority, Foothill Transit, Long Beach Transit, Orange County Transit Authority, Santa Cruz Metropolitan, Santa Monica Big Blue Bus, OmniTrans San Bernardino, Commerce, Montebello, Torrance, Elk Grove, Glendale, Santa Clarita and Santa Cruz; in the Southwest, Dallas Area Rapid Transit (TX), Sun Metro (El Paso, TX), El Metro (Laredo, TX), Phoenix Transit (AZ), Tempe Transit (AZ), Regional Transportation Commission of Southern Nevada (Las Vegas, NV) and the public agencies in Albuquerque and Santa Fe, New Mexico; in the Midwest, the public agencies in Kansas City (MO) and Akron and Canton (OH); and on the East Coast, Bucks County (PA), Hillsborough Area Regional Transit (Tampa, FL), Jacksonville Transportation Authority (FL), and NICE Bus (Long Island, NY). We also serve public transit customers in British Columbia.
Industrial and Institutional Customers. Founded in 2011 and based in Vermont, NG Advantage delivers CNG as a substitute fuel source to large institutions and industrial facilities that do not have access to a natural gas pipeline. NG Advantage acts as a "virtual natural gas pipeline," using its fleet of 54 high-capacity tube trailers to deliver CNG to these facilities for their use. NG Advantage has focused on customers in New England and Eastern New York, but plans to expand beyond these geographic markets in the future.
Government Fleets. According to the Federal Highway Administration in 2011, there were approximately 4.0 million government fleet vehicles in operation in the United States, including those operated by federal, state and municipal entities and in California and Texas, for example, there were over 667,572 and 571,688 government vehicles, respectively, as of 2012, according to the FHA. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically. Our representative government fleet customers include the California Department of Transportation (Los Angeles and Orange County), State of New York, State of Colorado, City of New York (NY), City of Richmond (VA), City of Hartford (CT), City of Kansas City (MO), Lee's Summit School District (MO), City of Newark (NJ), Atlantic City (NJ), City of Columbia (MO), City of Mesa (AZ), City of Scottsdale (AZ), City of Denver (CO), City and County of Los Angeles (CA), City of Chula Vista (CA), City of Newport Beach (CA), South Coast Air Quality Management District (CA), City of Long Beach (CA), County of Maricopa (AZ), City of San Antonio (TX), City of El Paso (TX), Town of Smithtown (NY), City and County of San Francisco (CA), City of Oakland (CA), City and County of Dallas (TX), City of Phoenix (AZ), The University of California, and Oklahoma State University.
Corporate Information; Acquisitions and Divestitures
We were incorporated under the laws of the State of Delaware in 2001. In August 2008, we acquired a 70% interest in a facility that collects, processes and sells RNG collected from a landfill in Dallas, Texas. In December 2014, we sold all of our interest in that facility to our project partner. In October 2009, we acquired BAF Technologies, Inc. (together with its wholly owned subsidiary ServoTech Engineering, Inc., "BAF"), a provider of natural gas vehicle conversions and design and engineering services for natural gas engine systems. In June 2013, we sold BAF to a subsidiary of Westport Innovations, Inc. In September 2010, we acquired the advanced, non-lubricated natural gas fueling compressor and related equipment manufacturing and servicing business of IMW Industries, Ltd. (which we have renamed Clean Energy Compression). We purchased Wyoming Northstar Incorporated and its affiliated entities (which we have collectively renamed Clean Energy Cryogenics), a leading provider of station design, construction, operations and maintenance services, in December 2010. In 2011, we acquired the natural gas fueling infrastructure construction business of Weaver Electric, Inc. In March 2013, we sold our interest in Clean Energy del Peru, a CNG provider located in Peru. In May 2013, we acquired Mansfield Gas Equipment Systems, a provider of CNG station design and construction and CNG equipment repair and maintenance services. In September 2014, we formed Mansfield Clean Energy Partners LLC ("MCEP"), a joint venture with Mansfield Ventures LLC. LLC that provides natural gas fueling solutions to bulk fuel haulers in the U.S. In October 2014, we acquired a majority interest in and purchased a CNG station from NG Advantage. We anticipate pursuing additional acquisitions, divestitures, partnerships and investments as we become aware of opportunities that we believe we can increase our competitive advantages, expand our product offerings, take advantage of industry developments, or enhance our market position.
Tax Incentives
Since October 1, 2006 we have been eligible to receive the VETC federal alternative fuel tax credit of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sell as vehicle fuel. We will continue to be eligible to receive VETC through 2016, although LNG sold after December 31, 2015 is eligible for the tax credit on a per DGE basis. VETC is a renewable tax incentive and therefore may not be available after 2016. In addition, other U.S. federal and state government tax incentives are available to offset the cost of acquiring natural gas vehicles, convert vehicles to use natural gas or construct natural gas fueling stations.
Grant Programs
We apply for and help our fleet customers apply for federal, state and regional grant programs in areas where we operate. These programs provide funding for natural gas vehicle conversions and purchases, natural gas fueling station construction and vehicle fuel sold.
Competition
The market for vehicle fuels is highly competitive. The biggest competition for CNG and LNG is gasoline and diesel, as the vast majority of vehicles in the U.S. and Canada are powered by gasoline and diesel. Many of the producers and sellers of gasoline and diesel fuels are large entities that have significantly greater resources than we have. We also compete with suppliers of other alternative vehicle fuels, including ethanol, biodiesel and hydrogen fuels, as well as providers of hybrid and electric vehicles. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Further, for certain of our key customer markets, such as airports and public transit, we indirectly compete with companies providing alternative transportation methods that may limit these markets generally, such as Uber and Lyft.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station operators, fuel providers and other organizations have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. We believe we have approximately 100 competitors in the market for natural gas vehicle fuels, including:

•	Providers of CNG fuel infrastructure and fueling services, including Trillium, AmpCNG, EVO CNG, Questar Fueling, Gain Clean Fuels, Constellation and TruStar Energy;

•	Travel-center operators, including Love's Travel Stops and Sapp Bros., who are adding CNG refueling infrastructure to their networks;

•	Fuel station owners, such as Kwik Trip, a company that owns CNG fueling stations in the Midwestern U.S.;

•	Shell Oil Products U.S. and Blu/TransFuels, which operate LNG fueling stations; and

•	Applied LNG Technology, Stabilis and Prometheus Energy, each of which distributes LNG for use as a vehicle fuel.
Several natural gas utilities and their affiliates own and operate public access CNG stations that compete with our stations. In December 2012, the California Public Utilities Commission approved a compression services tariff application by the Southern California Gas Company, allowing the utility to offer natural gas fueling infrastructure construction services that compete with our offerings. In January 2014, Northwest Natural was also granted a similar service tariff by the Oregon Public Utilities Commission. In addition, utilities or their affiliates in several other states, including Michigan, Illinois, New Jersey, North Carolina, Missouri, Maryland, Washington, Kentucky, Florida and Georgia, entered or are preparing to enter the market for natural gas vehicle fuels. Utilities and their affiliates typically have unique competitive advantages, including lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.
We manufacture and sell CNG fueling equipment through Clean Energy Compression. The market for CNG fueling equipment is highly competitive and our competitors include Aspro, GNC Galileo, GE, SAFE, ANGI Energy Systems, and Atlas Copco. Numerous other equipment or compressor manufacturing companies may also enter this market in the future. We also compete with many third parties for the rights to develop RNG production facilities or acquire RNG from third party producers, as well as for customers to purchase the RNG that we produce or acquire from third party producers
We sell CNG to large industrial and institutional energy users through NG Advantage and compete with other participants in this highly competitive market, including Xpress Natural Gas, OsComp Systems and Irving Ltd.
We compete for vehicle fuel users based on price of fuel, availability and price of vehicles that operate on natural gas, convenience and accessibility of our fueling stations, quality, cleanliness and safety of our fuel, and brand recognition. As of December 31, 2015, we owned, operated or supplied over 570 CNG and LNG fueling stations. Of these, we operate 396 CNG fueling stations, which we estimate is approximately four times the number of CNG fueling stations operated by our next largest competitor. We believe we are the only company in the U. S. or Canada that provides both CNG and LNG on a significant scale, and our natural gas fueling operations cover more states and provinces than any of our competitors. However, we expect competition to increase, particularly if and to the extent the demand for natural gas vehicle fuel and related equipment increases. Increased competition would lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.
Government Regulation and Environmental Matters
Certain aspects of our operations are subject to regulation under federal, state, local and foreign laws. If we were to violate these laws or if the laws were to change, it would have a material adverse effect on our business, financial condition and results of operations. Regulations that significantly affect our operations are described below.
CNG and LNG Stations. To construct a CNG or LNG fueling station, we must satisfy permitting and other requirements and either we or a third party contractor must be licensed as a general engineering contractor. Each CNG and LNG fueling station must be constructed in accordance with federal, state and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks, hazardous waste and hazardous materials. We are also required to register with certain state agencies as a retailer/wholesaler of CNG and LNG.
Transfer of LNG. Federal safety standards require each transfer of LNG to be conducted in accordance with specific written safety procedures. These procedures must be located at each place of transfer and must include provisions for personnel to be in constant attendance during all LNG transfer operations.
LNG Liquefaction Plants. To build and operate LNG liquefaction plants, we must apply for facility permits or licenses to address many factors, including storm water and wastewater discharges, waste handling and air emissions related to production activities or equipment operations. The construction of LNG plants must also be approved by local planning boards and fire departments.
Financing. State agencies generally require the registration of finance lenders. For example, in California, pursuant to the California Finance Lenders Law, one of our subsidiaries is a registered finance lender with the California Department of Corporations.
Natural Gas Fueling Compressors. CNG fueling equipment is manufactured to meet the electrical and mechanical design standards of the country where the equipment will be installed. Our manufacturing facility in Canada is registered with the British Columbia Safety Authority and the Society of Mechanical Engineers for manufacturing and operating pressure vessels.
RNG. Our RNG production facilities are required to comply with Title V of the Clean Air Act. In addition, our RNG projects must produce RNG that meets the gas quality specifications of the local utilities that accept the gas. These specifications are approved by the relevant state utilities commission.
Federal RFS. In February 2010, the EPA finalized the RFS (which was established by the Energy Policy Act of 1992/2005), which creates RINs that can be generated by production and use of RNG in the transportation sector and can be sold to fuel providers that are not compliant under the RFS.
GHG Emissions. California has adopted legislation, AB 32, that calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Further, in 2015 the Governor of California issued an executive order mandating a reduction in greenhouse gas emissions by 40% compared to 1990 levels by 2030. As of January 1, 2015, AB 32 began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with LNG and CNG vehicle fuel. Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We estimate that we will be required to pay at least $150,000 in 2016 to comply with AB 32 with respect to our LNG vehicle fuel sales in California. Our costs in future years will depend on how much LNG vehicle fuel we sell that is regulated, CARB's guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits under AB 32 at the time we purchase them. We anticipate that the costs we incur to comply with this legislation will be passed through to our LNG vehicle fuel purchasers, which may diminish the attractiveness of LNG as a vehicle fuel for California buyers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold.  SoCalGas, the Southern California gas utility, has recently announced that it intends to charge CNG fueling customers an additional $0.27 per MMBtu beginning in April 2016 to cover its AB 32 compliance costs. We anticipate that we will pass these additional utility fees on to our customers, which will diminish the economic attractiveness of CNG vehicle fuel. In addition, we anticipate that, over time, we or our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. These costs will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 as a result of the natural gas we or our customers buy through the utility’s pipeline. Although our Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the complexity of the requirements that biomethane must meet in order to be exempt under AB 32 and the possibility of changes to this legislation make any exemption uncertain. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas. To help achieve the greenhouse gas emissions reductions for mobile sources that are mandated by AB 32, CARB approved the Low Carbon Fuel Standard, which encourages low carbon "compliant" transportation fuels (including CNG, LNG and RNG) to enter the marketplace by allowing them to generate LCFS Credits that can be sold to noncompliant regulated parties.
The federal and other state governments are considering passing similar measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities, and/or the greenhouse gas emissions associated with the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot estimate the potential costs associated with compliance with potential federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our current customer agreements.
We believe we are in material compliance with environmental laws and regulations and other known regulatory requirements. Compliance with these regulations has not had a material effect on our capital expenditures, earnings or competitive position but new laws or regulations or amendments to existing laws or regulations to make them more stringent, such as more rigorous air emissions requirements, proposals to make waste materials subject to more stringent and costly handling, disposal and clean-up requirements or regulations of greenhouse gas emissions, could require us to undertake significant capital expenditures in the future.
Employees
As of December 31, 2015, we employed 994 people. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment. For information about our revenues from external customers, operating income (loss) and long-lived assets broken down by geographic area, see note 14 to our consolidated financial statements included in this report. We are subject to certain risks attendant to our foreign operations, which are described below in Item 1A. Risk Factors.
Additional Information
Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The reference to our website is an inactive textual reference and the contents of our website are not incorporated into this report.
Item 1A. Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this annual report on Form 10-K before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

We have a history of losses and may incur additional losses in the future.
In 2013, 2014 and 2015, we incurred pre-tax losses of $63.2 million, $89.9 million, and $133.8 million, respectively. During these periods our losses were substantially decreased by approximately $45.4 million, $28.4 million and $31.0 million of revenue, respectively, from the VETC alternative fuels tax credits. We may continue to incur increasing losses or never achieve or maintain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
At December 31, 2015, our total consolidated indebtedness was approximately $572.4 million which includes amounts incurred under the 7.5% Notes, SLG Notes, 5.25% Notes and Canton Bonds, each of which is defined and discussed in note 9 to our consolidated financial statements and under “Contractual Obligations” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. In addition, in February 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank, pursuant to which we have obtained a loan in the principal amount of up to $50.0 million. See note 9 to our consolidated financial statements and Item 9B. Other Information of this report for further information about our loan from PlainsCapital Bank. As of December 31, 2015 approximately $150.1 million, $5.5 million, $305.1 million, $54.7 million, $53.1 million and $4.0 million of our consolidated indebtedness matures in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $32.0 million for the year ending December 31, 2016
Although we do not have a specific plan regarding the repurchase, redemption or restructuring of our outstanding indebtedness, we generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment if and when opportunities arise. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying, with a combination of cash and shares of our common stock, all or some portion of the outstanding principal amount of the SLG Notes, together with accrued and unpaid interest, on or prior to their August 2016 maturity date. To this end, on March 1, 2016 and pursuant to the consent of the holders of the SLG Notes, we prepaid an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. In addition, with respect to certain of our outstanding indebtedness due in 2018, in February 2016, in light of discounted trading prices of our 5.25% Notes and other factors, our board of directors authorized and approved our use of up to $25.0 million to opportunistically purchase in the open market our outstanding 5.25% Notes. Pursuant to such approval, on February 18, 2016, we paid $16.8 million in cash to repurchase $32.5 million in face amount of our 5.25% Notes due 2018, plus accrued interest. Upon our purchase, such 5.25% Notes were surrendered to the trustee for such notes and canceled.
Our ability to make payments of the principal and interest on our indebtedness, whether at or prior to their due dates, depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash flow from operations sufficient to service our debt. If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing on terms that may be onerous to us or highly dilutive to our stockholders. Our ability to pursue any of these avenues, should we decide to do so, would depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at the desirable time, which could result in a default on our debt obligations. Additionally, certain of the agreements governing our indebtedness contain restrictive covenants and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and government regulations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts as needed.
We are permitted to repay up to $295.0 million of our consolidated indebtedness outstanding at December 31, 2015 at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and may significantly dilute the ownership interest of our stockholders.

We may need to raise additional capital to continue to fund the growth of our business or repay our debt.
At December 31, 2015, we had total cash and cash equivalents of $43.7 million and short-term investments of $102.9 million. Our business plan calls for approximately $25.5 million in capital expenditures for 2016, as well as additional capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness, either prior to or at their maturity dates, or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock would increase the number of our outstanding shares and dilute the ownership interest of our then-existing stockholders. We may also pursue debt financing, such as our February 2016 loan from PlainsCapital Bank,since, despite our level of consolidated debt, the agreements governing much of our existing debt do not restrict our ability to incur additional indebtedness, including secured and unsecured indebtedness, or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, project finance debt, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business and economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plan, unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we would be forced to suspend, delay or curtail these plans, expenditures or other transactions, which could negatively affect our business and prospects.
Our success is dependent upon fleets’ and other consumers’ willingness to adopt natural gas as a vehicle fuel.
Our success is highly dependent upon the adoption by fleets and other consumers of natural gas as a vehicle fuel. Factors that may influence the adoption of natural gas as a vehicle fuel include, among others, those discussed in these risk factors. If the market for natural gas as a vehicle fuel does not develop as we expect or develops more slowly than we expect, or if a market does develop but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed. The market for natural gas as a vehicle fuel is a relatively new and developing market characterized by intense competition, evolving government regulation and industry standards and changing consumer demands and behaviors.
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the price of oil, gasoline, diesel and natural gas;

•	The availability of natural gas and the price of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for gasoline, diesel and alternative fuel vehicles;

•	The entry or exit of engine manufacturers from the market;

•	Perceptions about greenhouse gas emissions (also known as “fugitive methane emissions”) from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles;

•	The availability and acceptance of other alternative fuels and alternative fuel vehicles;

•	The existence of government programs, policies, regulations or incentives promoting other alternative fuels and alternative fuel vehicles;

•	Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle;

•	The availability of service for natural gas vehicles;

•	The environmental consciousness of fleets and consumers; and

•	The existence and success of tax credits, government incentives and grant programs that promote the use of natural gas as a vehicle fuel.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely impact our business.
In recent years, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Market adoption of CNG, LNG and RNG as vehicle fuels could be slowed or limited if there are significant decreases in the prices of, or significant increases in the supply and availability of, gasoline and diesel, today’s most prevalent and conventional vehicle fuels, which would decrease the market’s perception of a need for alternative vehicle fuels generally, or if there are decreases in the prices of gasoline and diesel without a corresponding decrease in the price of natural gas or an increase in the price of natural gas without corresponding increases in the prices of gasoline and diesel. Any of these circumstances could cause the success or perceived success of our industry and our business to materially suffer. Part of the reason that such slowed or limited adoption of natural gas as a vehicle fuel might occur under these circumstances is due to the higher cost of natural gas vehicles compared to gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If gasoline or diesel prices drop significantly, fuel economy of gasoline- or diesel-powered vehicles improves, or the prices of CNG and LNG are not sufficiently low, operators may delay or refrain from purchasing natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover in a timely manner the additional costs of acquiring or converting to natural gas vehicles. In addition, our profit margins are directly affected by fluctuations in natural gas, gasoline and diesel prices. In order to attract fleet operators and other consumers to convert to natural gas vehicles, we must be able to offer CNG and LNG fuel at prices significantly lower than gasoline and diesel. Decreases in the price of gasoline and diesel and increases in the price of natural gas make it more difficult for us to offer our customers attractive prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Further, increased natural gas prices affect the cost to us of natural gas and adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers, and conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers.
Among the factors that can cause fluctuations in gasoline, diesel and natural gas prices are changes in supply and availability of crude oil and natural gas, storage levels, level of consumer demand, price and availability of alternative fuels, weather conditions, negative publicity surrounding natural gas drilling techniques and methods or oil production and importing, economic conditions, the price of foreign imports, government regulations and political conditions. With respect to natural gas supply and use as a vehicle fuel, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States and any changes in regulations that make it more expensive or unprofitable to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to increased natural gas prices. Additionally, crude oil prices have recently been subject to extreme volatility and a significant decrease, due in part to over-production and increased supply without a corresponding increase in demand. If these conditions continue or worsen, or if all or some combination of factors causing further volatility in natural gas, oil and diesel prices were to occur, our business and our industry would be materially harmed.
If trucks using natural gas engines are not adopted by truck operators as quickly or to the extent we anticipate, our results of operations and business prospects will be adversely affected.
We believe the development and expansion of the U.S. natural gas heavy-duty truck market, and the execution of our America’s Natural Gas Highway initiative to build a nationwide network of natural gas truck friendly fueling stations, depends upon the successful adoption of natural gas engines that are well-suited for use by heavy-duty trucks. We have no control over the marketing and sales efforts for these engines or the success of these efforts, the retail price for these engines or the number of these engines that are ultimately sold. Manufacturers may not produce natural gas engines in meaningful numbers or as quickly as we anticipate, which could contribute to continued or increased delay in adoption and deployment of natural gas trucks by operators. Other factors potentially contributing to slow or limited adoption of heavy-duty trucks powered by natural gas engines are that these trucks cost more than comparable gasoline or diesel trucks and may experience, or be perceived to experience, more operational or performance issues. Our business would be harmed if meaningful numbers of natural gas heavy-duty truck engines are not deployed, if such deployment is slower than expected, or if a substantial number of the trucks that are deployed experience performance issues with their natural gas engines or are not fueled at our stations.

The failure of our America’s Natural Gas Highway initiative and our inability to achieve our goal to fuel a substantial number of natural gas heavy-duty trucks would materially and adversely affect our financial results and business.
We are seeking to fuel a substantial number of natural gas heavy-duty trucks and in connection with that effort we are building America’s Natural Gas Highway. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway have required, and will continue to require, a significant commitment of capital and other resources, and our ability to successfully execute our plans faces substantial risks, including, among others:

•
Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis. We have been, and may continue to be required to, spend significant additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for that purpose;

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations;

•	Truck and vehicle operators may not fuel at our stations due to lack of access or convenience, prices or numerous other factors;

•
We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. At December 31, 2015, Cummins Westport was the principal natural gas engine manufacturer for the medium- and heavy-duty market, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•
Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside of our control. To date, adoption and deployment of natural gas trucks has been slower and more limited than we anticipated;

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•
At December 31, 2015, we had 43 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. If we do not open the stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs.

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
Limited availability of natural gas vehicles and engine sizes, including heavy-duty trucks and other types of vehicles, restricts their large-scale introduction and narrows our potential customer base. Limited production could also increase the cost to purchase natural gas vehicles. Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets and they may not decide to expand, or they may decide to discontinue or curtail, their existing natural gas engine or vehicle product lines. Additionally, engines that are produced may experience performance issues and be subject to recalls. A limited supply of natural gas vehicles limits our customer base and natural gas fuel sales and encourages existing manufacturers to charge a premium for such vehicles, thereby restricting our ability to promote natural gas vehicles.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote or encourage cleaner burning fuels and alternative vehicles and their adoption, modification or repeal could impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Parties with an interest in gasoline and diesel or alternative fuels such as hydrogen- or electric-

powered vehicles, many of which have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Any failure to adopt, delay in implementing, expiration, repeal or modification of federal, state or local regulations, programs or incentives that encourage the use of CNG, LNG and RNG as a vehicle fuel, or the adoption of any such regulations, programs or incentives that encourage the use of other alternative fuels or alternative vehicles instead of natural gas, would harm our operating results and financial condition. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California and Oregon Low Carbon Fuel Standards and the federal Renewable Fuel Standard, under which we generate LCFS Credits and RIN Credits, respectively, by selling CNG, LNG and RNG as a vehicle fuel, would adversely affect our financial condition. For example, CARB recently adopted changes to its carbon intensity number for CNG, LNG and RNG to take into account alleged system-wide methane losses, which changes resulted in fewer carbon benefits associated with the use of natural gas as a vehicle fuel, and this may adversely affect our business. Further, our business would be adversely affected if grant funds cease to be available under government programs for the purchase and construction of natural gas vehicles and stations.
We face increasing competition from a variety of organizations, many of which have far greater resources and brand awareness than we have.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports and public transit, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods that may limit these markets generally. Further, we compete with producers and sellers of gasoline and diesel fuels, which power the vast majority of vehicles in the U.S. and Canada, suppliers of other alternative vehicle fuels and providers of hybrid and electric vehicles. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities and their affiliates also own and operate natural gas fueling stations that compete with our stations. For example, the California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers. Additionally, Northwest National has been granted a similar service tariff by the Oregon Public Utilities Commission. Utilities or their affiliates in several other states, including Michigan, Illinois, New Jersey, North Carolina, Maryland, Washington, Kentucky, Florida and Georgia, either have entered or are preparing to enter the natural gas vehicle fuel business. Utilities and their affiliates typically have unique competitive advantages, including lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.
We expect competition to increase in the alternative vehicle fuels market generally and, if the use of natural gas vehicles and the demand for natural gas vehicle fuel increases, the market for natural gas vehicle fuel. Any such increased competition would lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.
If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline.
Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may also offer a cleaner, more cost-effective option and make fleet customers less likely to convert their vehicles to natural gas. Technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle fuel market. Use of electric heavy-duty trucks, buses and trash trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance, may reduce demand for natural gas vehicles. In addition, hydrogen and other alternative fuels in experimental or developmental stages may prove to be cleaner, more cost-effective alternatives to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of natural gas vehicle purchases or conversions, or that otherwise reduce demand for natural gas as a vehicle fuel will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with gasoline-and diesel-powered vehicles and other alternative fuels and alternative vehicles.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays and other contingencies.
In connection with our station construction operations, we may not be able to identify, obtain and retain sufficient permits, approvals and other rights to use suitable locations for the stations we or our customers seek to build. We may also encounter land use or zoning difficulties or local resistance that prohibit us or our customers from building new stations on preferred sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations could harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause, or for injuries suffered by our employees or our subcontractors’ employees, during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of the projects and cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects that we build and own, result in our failure to achieve an acceptable rate of return.
Our manufacturing operations could subject us to significant costs and other risks, including product liability claims.
Clean Energy Compression designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells has not in some instances performed, and may not in the future perform, as expected, according to legal, contractual or other specifications or at all. Clean Energy Compression has in the past and may in the future incur significant and unexpected costs in the life cycle of its products, including costs incurred to fix any discovered performance errors and to repair any product malfunctions. The scope and likelihood of these risks continues to increase as Clean Energy Compression makes efforts to expand its services to new geographic and other markets. The occurrence of any of these risks has and may continue to reduce sales of Clean Energy Compression products and services, damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products and services, force product recalls and/or result in product liability claims.
Our warranty reserves may not adequately cover our warranty obligations.
We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues and the amounts estimated for these reserves could differ materially from warranty costs that may ultimately be realized. We would be adversely affected by an increase in the rate of warranty claims or the average amount involved with each warranty claim or the occurrence of unexpected warranty claims.
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

•
Changes in environmental and other regulatory requirements and uncertainty related to developing legal and regulatory systems and standards for economic and business activities, real property ownership and application of contract rights;

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
We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 19%, 18% and 18% of our annual revenues in 2013, 2014 and 2015, respectively. In addition to normal business risks, our contracts with government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only required to pay for work done and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.

Natural gas purchase commitments may exceed demand, causing our costs to increase.
We are a party to two long-term natural gas purchase agreements that have a take-or-pay commitment, and we may enter into additional contracts with take-or-pay commitments in the future. Take-or-pay commitments require us to pay for the natural gas that we have agreed to purchase irrespective of whether we can sell the gas. Should the market demand for natural gas as a vehicle fuel decline or fail to develop as we anticipate, if we lose significant natural gas vehicle fueling customers, or if demand under any existing or any future sales contract does not maintain its volume levels or grow, these commitments may cause our operating and supply costs to increase without a corresponding increase in revenue and our margins may be negatively impacted.
Compliance with greenhouse gas emissions regulations affecting our LNG plants, RNG production facilities, LNG and CNG fueling stations or CNG, LNG and RNG fuel sales may prove costly and negatively affect our financial performance.
California has adopted legislation, AB 32, that calls for a cap on greenhouse gas emissions throughout California and a statewide reduction to 1990 levels by 2020 and an additional 80% reduction below 1990 levels by 2050. Further, in 2015 the Governor of California issued an executive order mandating a reduction in greenhouse gas emissions by 40% compared to 1990 levels by 2030. As of January 1, 2015, AB 32 began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with LNG and CNG vehicle fuel.
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We estimate that we will be required to pay at least $150,000 in 2016 to comply with AB 32 with respect to our LNG vehicle fuel sales in California. Our costs in future years will depend on how much LNG vehicle fuel we sell that is regulated, CARB's guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits under AB 32 at the time we purchase them. We anticipate that the costs we incur to comply with this legislation will be passed through to our LNG vehicle fuel purchasers, which may diminish the attractiveness of LNG as a vehicle fuel for California buyers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. SoCalGas, the Southern California gas utility, has recently announced that it intends to charge CNG fueling customers an additional $0.27 per MMBtu beginning in April 2016 to cover its AB 32 compliance costs on each MMBtu of CNG sold. We anticipate that we will pass these additional utility fees on to our customers, which will diminish the economic attractiveness of CNG vehicle fuel. In addition, we anticipate that, over time, as the utilities compliance costs increase, we or our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. These costs will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 as a result of the natural gas we or our customers buy through the utility’s pipeline. Although our Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the complexity of the requirements that biomethane must meet in order to be exempt under AB 32 and the possibility of changes to this legislation make any exemption uncertain. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
The federal government and other state governments are considering passing similar measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities, and/or the greenhouse gas emissions associated with the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with potential federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our current customer agreements. If any of these regulations are implemented, our associated compliance costs may have a negative impact on our financial performance, reduce our margins and impair our ability to fulfill customer contracts. Further, these regulations may discourage consumers from adopting natural gas as a vehicle fuel.
Our operations entail inherent safety and environmental risks that may result in substantial liability to us.
Our operations entail inherent risks, including equipment defects, malfunctions, failures, and misuses, which could result in uncontrollable flows of natural gas, fires, explosions and other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers have in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Further, improper refueling of natural gas vehicles can result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are currently regulated by some state regulatory agencies and may in the future be regulated by the EPA and/or by additional state regulators . Additionally, CNG fuel tanks and trailers, if damaged by accidents or improper maintenance or installation, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.

We lend to certain qualifying customers a portion and occasionally up to 100% of the purchase price of natural gas vehicles they agree to purchase. We may also purchase or pay deposits for vehicles and lease to or otherwise place them with customers. Risks associated with these financing activities include, among others, that: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of December 31, 2015, we had $12.8 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, the environment, health and safety, labor and employment, building codes and construction, zoning and land use and taxation, among others. Additionally, we are subject to changing and complex regulations related to the government procurement process and any political activities or lobbying relating to natural gas or greenhouse gas emissions regulations in which we may engage. It is difficult and costly to manage the requirements of every individual authority having jurisdiction over our various activities and to comply with these varying standards. These laws and regulations are complex, change frequently and in many cases have tended to become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us and our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may involve significant costs and use of other resources. Also, in connection with our operations, we often need facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions.
Our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, the imposition of corrective requirements, or prohibition from providing services to government entities.
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
The market for RINs and LCFS Credits is volatile, and the prices for such credits are subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to federal and state programs under which such credits are generated and sold. In the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to profitably operate our RNG business.
We have experienced, and may continue to experience, difficulties producing RNG.
We have experienced difficulties producing the expected volumes of RNG at our RNG plants due to, among other factors, problems with key equipment, severe weather, landfill conditions and construction delays. These difficulties may continue or worsen in the future. Additionally, our ability to produce RNG may be adversely affected by a number of other factors, including, among others, limited availability or unfavorable composition of collected landfill gas, failure to obtain and renew necessary permits and landfill mismanagement. In addition, we may seek to or be required to upgrade, expand or service our RNG facilities, which may result in plant shutdowns, cause delays that reduce the amount of RNG we produce or involve significant unexpected costs.
We may from time to time pursue acquisitions, investments or other strategic relationships, which could fail to meet expectations.

We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships. Acquisitions, investments and other strategic partnerships and relationships involve numerous risks, any of which could harm our business, including, among others:

•	Difficulties integrating the technologies, operations, existing contracts and personnel of an acquired company or partner;

•	Difficulties supporting and transitioning vendors, if any, of an acquired company or partner;

•	Diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;

•	Failure to realize the anticipated benefits or synergies of a transaction or relationship;

•
Failure to identify all of the problems, liabilities, shortcomings or challenges of a company or technology we may partner with, invest in or acquire, including issues related to intellectual property rights, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer relationships;

•	Risks of entering new markets in which we may have limited or no experience;

•	Potential loss of key employees, customers and vendors from an acquired company’s or partner’s business;

•	Inability to generate sufficient revenue to offset acquisition, investment or other related costs;

•	Additional costs or incurrence of debt or equity dilution associated with funding the acquisition, investment or other relationship; and

•	Possible write-offs or impairment charges relating to the businesses we partner with, invest in or acquire.

Our quarterly results of operations fluctuate significantly and are difficult to predict.
Our quarterly results of operations, which are disclosed under “Quarterly Results of Operations” in Item 8. Financial Statements and Supplementary Data of this report, have historically experienced significant fluctuations. Our quarterly results of operations may continue to fluctuate significantly as a result of a variety of factors, including those described in these risk factors. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant fluctuations of our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of any one quarter as an indicator of future performance.
Risks Related to Our Common Stock
Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.
As of December 31, 2015, there were 92,382,717 shares of our common stock outstanding, 11,487,938 shares underlying outstanding options, 3,419,776 shares underlying restricted stock units, 3,130,682 shares underlying outstanding warrants and 35,185,979 shares underlying outstanding convertible notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of December 31, 2015, 17,441,860 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following a margin call that is not satisfied or any other large sales of our common stock by our officers and directors, such as Mr. Pickens' sale of approximately 700,000 shares in September 2015, may cause the price of our common stock to decline.

A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of December 31, 2015, our co-founder and board member T. Boone Pickens beneficially owned approximately 22.9% of our common stock (including 17,441,860 outstanding shares of common stock, 725,000 shares underlying stock options exercisable within 60 days after December 31, 2015, and 4,113,923 shares underlying convertible promissory notes convertible within 60 days after December 31, 2015). As a result, Mr. Pickens is able to strongly influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. Such volatility may be in response to various factors, some of which are beyond our control. In addition to the other factors discussed in these risk factors, factors that may cause volatility in our stock price include, among others:

•	Successful implementation of our business plans;

•	Investor perception of our industry or our prospects;

•	A decline in the trading volume of our common stock; and

•	Changes in general economic and market conditions.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and in such instances, have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters are located at 4675 MacArthur Court, Suite 800, Newport Beach, California 92660, where we occupy approximately 68,000 square feet of office space. Our lease for this facility expires on June 30, 2021.
We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres of land on which the plant is situated, along with approximately 34 acres surrounding the plant.
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
We lease a manufacturing facility in Chilliwack, British Columbia where we occupy approximately 81,000 square feet of space. The lease for this facility expires in January 2018.
Item 3.    Legal Proceedings.
We are or may become party, and our property is and may become subject, to various legal actions that have arisen in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have arisen, and may continue to arise, during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that we may incur resulting from any of these lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such an outcome could have a material adverse effect upon our consolidated financial position, results of operations or liquidity. However, we believe that the ultimate resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the The Nasdaq Global Select Market under the symbol "CLNE." Set forth below are the high and low sales prices as reported by The Nasdaq Global Select Market for our common stock for the fiscal periods indicated.

	Sales Prices
	High	Low
2014
First Quarter	$12.78	$8.37
Second Quarter	$11.72	$8.70
Third Quarter	$11.63	$7.80
Fourth Quarter	$7.43	$4.30
2015
First Quarter	$6.01	$4.17
Second Quarter	$10.27	$5.45
Third Quarter	$6.78	$4.01
Fourth Quarter	$6.35	$3.29
Holders
There were approximately 56 stockholders of record as of March 1, 2016. We believe there are approximately 73,067 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.
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
Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Clean Energy Fuels Corp. under the Securities Act or the Exchange Act, unless it is specifically incorporated by reference into any such filing.
The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index, and the Russell 2000 Growth Index. The graph assumes that $100 was invested in our common stock on December 31, 2010 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Growth Index as a comparable index due to the lack of a comparable industry index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas and the associated equipment and services necessary to use natural gas as a vehicle fuel.
The graph is required by applicable rules of the Securities and Exchange Commission and is not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.    Selected Financial Data.
The following selected historical consolidated financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included in this annual report.
The consolidated statements of operations data for the years ended December 31, 2013, 2014, and 2015 and the consolidated balance sheet data at December 31, 2014, and 2015, are derived from our audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2012, and the consolidated balance sheet data at December 31, 2011, 2012 and 2013 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except share data)
Statement of Operations Data:
Total revenues(1)	$292,717	$334,008	$352,475	$428,940	$384,320
Operating loss	(38,568)	(70,522)	(51,691)	(54,364)	(41,623)
Net loss	(47,455)	(100,862)	(66,919)	(90,859)	(135,458)
Basic and diluted loss per share	$(0.68)	$(1.16)	$(0.71)	$(0.96)	$(1.47)
_______________________________________________________________________________

(1)	Revenues include the following amounts:

	Year Ended December 31,
	2011	2012		2013		2014	2015
Alternative fuel tax credits (VETC)	$17,889	$(2,057)	(a)	$45,439	(b)	$28,359	$30,986
_______________________________________________________________________________

(a)	Represents settlement with the Internal Revenue Service over certain VETC amounts.

(b)	Amount includes $20,800 related to fuel sales in 2012.

	December 31,
	2011	2012	2013	2014	2015
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$271,454	$146,697	$378,273	$214,927	$146,668
Restricted cash, short term	4,792	8,445	8,403	6,012	4,240

Working capital	312,372	170,778	400,990	293,428	82,773
Total assets	931,061	975,200	1,250,965	1,160,409	1,005,792
Total debt inclusive of capital lease obligations	289,422	331,025	620,418	570,670	572,414
Total Clean Energy Fuels Corp. Stockholders' equity	540,884	542,713	514,572	437,426	302,552
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance and are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "can," "continue," "ongoing," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "forecast," "should," "would", "will" or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that could cause our or our industry’s actual results, levels of activity, performance or achievements to materially differ from those expressed or implied by any forward-looking statements we make. See Item 1A. Risk Factors in this annual report on Form 10-K for a discussion of some of these risks, uncertainties and other factors. This discussion should be read with our consolidated financial statements and related notes included in this report.
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of compressed natural gas("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") delivered. Our principal business is supplying CNG, LNG and RNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation, repair and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate, service, repair and maintain fueling stations, manufacture, sell and service non-lubricated natural gas fueling compressors and related equipment used in CNG stations and LNG stations, offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transport and sell CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, process and sell RNG, sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") we generate under the federal Renewable Fuel Standard Phase 2 (“RFS 2”), help our customers acquire and finance natural gas vehicles and obtain federal, state and local tax credits, grants and incentives.
Overview
This overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.
Sources of Revenue.
We generate revenues by selling CNG, LNG, RNG, and providing O&M services to our customers, designing and constructing fueling stations and selling or leasing those stations to our customers, processing and selling RNG, manufacturing, selling and servicing non-lubricated natural gas fueling compressors and other equipment for CNG and LNG fueling stations, offering assessment, design and modification solutions to provide operators with code- compliant service and maintenance facilities for natural gas vehicle fleets, transporting and selling CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, providing financing for our customers' natural gas vehicle purchases, selling tradable LCFS Credits and RIN Credits, and receiving federal fuel tax credits.
The following table represents our sources of revenue:

Revenue (in Millions)	2013	2014	2015
Volume Related	$195.3	$247.9	$260.6
Clean Energy Compression	77.5	84.8	54.5
Station Construction Project Sales	27.1	67.4	37.8
VETC	45.4	28.4	31.0
Other	7.2	0.4	0.4
Total	$352.5	$428.9	$384.3
Key Operating Data.
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG, and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC ("MCEP"), plus (iv) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (v) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following tables, which should be read in conjunction with our consolidated financial statements and notes included in this annual report on Form 10-K, present our key operating data for the years ended December 31, 2013, 2014, and 2015:

	Year Ended December 31,
	2013	2014	2015
Gasoline gallon equivalents delivered (in millions)
CNG (1)	143.9	182.6	229.2
RNG (5)	10.5	12.2	8.8
LNG	60.0	70.3	70.5
Total	214.4	265.1	308.5

	Year Ended December 31,
	2013	2014	2015
Gasoline gallon equivalents delivered (in millions)
O&M	108.7	137.3	159.3
Fuel (1)	86.4	108.2	130.1
Fuel and O&M (2)	19.3	19.6	19.1
Total	214.4	265.1	308.5

Other Operating data (in thousands)
Gross margin (3)	$127,713	$120,153	$125,835
Net loss attributable to Clean Energy Fuels. Corp (3)(4)	$(66,968)	$(89,659)	$(134,242)

_______________________________________________________________________________

(1)
As noted above, this includes our proportionate share of the GGEs sold as CNG by our joint venture MCEP and our former joint venture in Peru. Such GGEs sold were 2.1 million, 0.0 million and 0.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.

(2)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(3)	Revenues and gross margins of our nonconsolidated joint ventures are net within the "Loss from noncontrolling interest" line item on our consolidated statement of operations.

(4)	Includes $45.4, $28.4 and $31.0 million of revenue from VETC for the years ended December 31, 2013, 2014 and 2015 respectively. See the discussion under "Operations—VETC".

(5)	Represents RNG non-vehicle fuel. RNG sold as vehicle fuel is included in CNG and LNG.
Key Trends in 2013, 2014 and 2015.
CNG and LNG are generally less expensive on an energy equivalent basis and, according to studies conducted by the California Air Resources Board and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 45% during the period from January 1, 2012 through December 31, 2015. We believe this growth in demand was attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of this period, as well as increasingly stringent environmental regulations affecting vehicle fleets and increased availability of natural gas. During 2015, lower oil prices decreased our pricing advantage when comparing natural gas prices to diesel and gasoline, which impacted our gross revenue. This impact was partially offset by corresponding decreases in the cost of natural gas.
The number of fueling stations we owned, operated, maintained and/or supplied grew from 348 at December 31, 2012 to over 570 at December 31, 2015 (a 63.8% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract. The amount of CNG, LNG and RNG gasoline gallon equivalents we delivered from 2013 to 2015 increased by 43.9%. Although this increase in gasoline gallon equivalents delivered contributed to increased revenues between 2013 and 2014, our gross revenue decreased between 2014 and 2015 in spite of increased GGEs delivered and an increase in our volume related revenue between periods. This revenue decrease in 2015 was due largely to decreased station construction revenue and decreased compressor sales by Clean Energy Compression, which we believe were largely attributable to the decreased cost savings of natural gas as a vehicle fuel during this period due to declining oil prices and the resulting slower and more limited adoption of natural gas as a vehicle fuel by new customers. Our 2013, 2014 and 2015 revenues included VETC revenues of $45.4, $28.4 and $31.0 million, respectively, with the 2013 VETC revenues including $20.8 million related to 2012 due to the reinstatement of VETC in January 2013. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction, recognition of VETC and other credits and natural gas sale activity.
As with our revenue, our fuel cost of sales increased between 2013 and 2014 but decreased between 2014 and 2015. We incurred increased costs across all periods relating to our delivery of more CNG, RNG and LNG gallons to our customers in 2013 through 2015, but these increases were offset in 2015 by decreased costs associated with less station construction activity and compressor sales. Our cost of sales can vary between periods for various reasons, including commodity costs of fuel and the timing of equipment sales, fuel station construction and natural gas sale activity.
We have made a significant commitment of capital and other resources to build a nationwide network of truck friendly natural gas truck friendly fueling stations, which we refer to as "America's Natural Gas Highway" or "ANGH." At December 31, 2015, we had 43 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, and we do not know when this will occur. We believe that growth of heavy-duty truck customers depends, in part, on the development and adoption of natural gas engines that are well-suited for use by heavy-duty trucks, which has been slower and more limited than anticipated. If these customers do not develop and if we do not open these stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs. Additionally, many of our existing ANGH stations were initially built to provide LNG; however, because operators are adopting both LNG heavy-duty trucks and CNG heavy-duty trucks, we designed these stations to be capable of dispensing both fuels. We have been investing, and expect to continue to invest, additional capital in our ANGH stations to add CNG fueling. To help accelerate the adoption by heavy-duty truck fleets of natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing along to our customers.
Some ANGH stations are located at Pilot Flying J Travel Centers ("Pilot"), one of the largest truck fueling operators in the U.S. Under our agreement with Pilot, we own the ANGH stations we build at Pilot locations and initially pay rent to Pilot for the use of its property. In addition, we are entitled to recoup all of our capital investments in ANGH stations we build at Pilot locations plus a defined return, after which we would share a portion of the station profits with Pilot.
Recent Developments.
In December 2015, the VETC alternative fuel tax credit was extended through December 31, 2016 and made retroactive to January 1, 2015. The program providing for the VETC had previously expired as of December 31, 2014. Pursuant to the VETC, we receive a credit of $0.50 per GGE of CNG sold as a vehicle fuel in 2015 and 2016, $0.50 per liquid gallon of LNG sold in 2015 and $0.50 per diesel gallon equivalent of LNG sold in 2016. VETC revenues for 2015, totaling $31.0 million, were recognized in December 2015 and subsequently collected in cash in February 2016. Using the diesel gallon equivalent for LNG for 2016 is expected to result in less VETC revenues.

On December 31, 2015, we terminated our credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE”). The Credit Agreement provided us the eligibility to receive up to $200 million of loans from GE to finance the development, construction and operation of two new LNG plans. We had not borrowed any amounts under the Credit Agreement as of its termination. As a result of the termination of the Credit Agreement, all related unamortized deferred financing costs totaling $54.9 million, were removed from our balance sheet as an accelerated expense reported in interest expense. Included in the total was $54.3 million related to the value of the warrant to purchase up to 5.0 million shares of our common stock we issued to GE in connection with the Credit Agreement that was recorded as deferred financing costs. See notes 9 and 11 to our consolidated financial statements included in this report for further information.
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank, pursuant to which we have the ability to incur additional indebtedness in the principal amount of $50.0 million. All amounts owed under the loan agreement are secured by the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that we hold in an account at PlainsCapital Bank.

On March 1, 2016 and pursuant to the consent of the holders of the SLG Notes, we prepaid an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. See note 9 to the consolidated financial statements included in this report for further information about the SLG Notes.

In February 2016, in light of discounted trading prices of our 5.25% Notes and other factors, our board of directors authorized and approved our use of up to $25.0 million to opportunistically purchase in the open market our outstanding 5.25% Notes, in accordance with the terms of the indenture governing the 5.25% Notes. Pursuant to such approval, on February 18, 2016, we purchased $32.5 million in face amount of our 5.25% Notes for an aggregate purchase price of $16.8 million. Upon our purchase, such 5.25% Notes were surrendered to the trustee for such notes and canceled. See note 9 to the consolidated financial statements included in this report for further information about the 5.25% Notes.

Anticipated Future Trends.
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas has been significantly closer to the prices of gasoline and diesel in recent years as a result of declining oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas as a vehicle fuel compared to diesel and gasoline. However, the amount of time needed for oil prices to recover from their recent decline is uncertain and we expect that adoption of natural gas as a vehicle fuel generally, growth in our customer base and our gross revenue will be negatively affected until oil prices recover and this price advantage increases. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.
We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend if and to the extent it materializes and enhance our leadership position in these markets. Our business plan calls for expanding our sales of natural gas fuels in the markets in which we operate, including heavy-duty trucking, refuse, airports, public transit, industrial and institutional energy users and government fleets, and pursuing additional markets as opportunities arise. If our business grows as we anticipate, our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network and RNG production capacity, as well as the logistics of delivering more natural gas fuels to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business, which may require us to raise and spend additional capital, if available.
We expect competition to remain steady in the near-term in the market for natural gas vehicle fuel. To the extent competition increases, we would be subject to greater pricing pressure, reduced operating margins and fewer expansion opportunities.
Sources of Liquidity and Anticipated Capital Expenditures.
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of existing assets or the acquisition of additional funds through capital management. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets, and, if available, VETC and other credits.
Our business plan calls for approximately $25.5 million in capital expenditures in 2016, primarily related to the construction of natural gas fueling stations and the purchase of CNG trailers by our subsidiary, NG Advantage, LLC ("NG

Advantage"). Additionally, we had total consolidated indebtedness of approximately $572.4 million as of December 31, 2015, of which approximately $150.1 million, $5.5 million, $305.1 million, $54.7 million, $53.1 million and $4.0 million is expected to become due 2016, 2017, 2018, 2019, 2020 and thereafter, respectively. In addition, in February 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank, pursuant to which we may incur additional indebtedness in the principal amount of $50.0 million. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $32.0 million for the year ending December 31, 2016. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying, with a combination of cash and shares of our common stock, all or some portion the outstanding principal amount of the SLG Notes (as defined and discussed in note 9 to our consolidated financial statements included in this report), together with accrued and unpaid interest, on or prior to their August 2016 maturity date. To this end, on March 1, 2016 and pursuant to the consent of the holders of the SLG Notes, we prepaid an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. In addition, with respect to certain of our outstanding indebtedness due in 2018, in February 2016, our board of directors authorized and approved our use of up to $25.0 million to opportunistically purchase in the open market our outstanding 5.25% Notes (as defined and discussed in note 9 to our consolidated financial statements included in this report). Pursuant to such approval, on February 18, 2016, we purchased $32.5 million in face amount of our 5.25% Notes for an aggregate purchase price of $16.8 million. We are permitted to repay up to $295.0 million of our consolidated indebtedness outstanding at December 31, 2015 at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and may significantly dilute the ownership interest of our stockholders. Additionally, in February 2016, we collected VETC revenues for 2015.
We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments or repurchases that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raised will depend on various factors, including our rate of new station construction, debt repayments or repurchases (either prior to or at maturity), any potential merger or acquisition activity and other factors described under "Liquidity and Capital Resources" below. We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or existing stockholders or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.
Business Risks and Uncertainties.
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see Item 1A. Risk Factors in this report.
Operations
We generate revenues principally by selling CNG, LNG and RNG and providing O&M services to our vehicle fleet customer stations. For the year ended December 31, 2015, CNG and RNG (together) represented 77% and LNG represented 23% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers, manufacturing, selling and servicing non-lubricated natural gas fueling compressors and related equipment, offering assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, providing financing for our customers' natural gas vehicle purchases, selling tradable RINs and LCFS Credits and receiving federal alternative fuels tax credits.
CNG Sales
We sell CNG through fueling stations and by transporting it to customers that do not have direct access to a natural gas pipeline. CNG fueling station sales are made through stations located on our customers' properties and through our network of public access fueling stations. At these CNG fueling stations, we procure natural gas from local utilities or third-party marketers under standard, floating-rate arrangements and then compress and dispense it into our customers' vehicles. Our CNG fueling station sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. As a result, CNG sales revenues based on an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. The remainder of our CNG fueling station sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.
Additionally, NG Advantage uses a fleet of 54 high-capacity tube trailers to deliver CNG to large institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. Utilizing its trailer fleet, NG Advantage creates a "virtual natural gas pipeline" that allows large oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers in the future to transport CNG in support of its operations.
LNG Production and Sales
We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California.
We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public access LNG stations. We also sell LNG for non-vehicle purposes, including to customers who use LNG in the oil fields or for industrial or utility applications. During 2014 and 2015, we purchased 44% and 43%, respectively, of our LNG from third-party suppliers, and we produced the remainder of the LNG at our liquefaction plants in Texas and California. We purchase some LNG from third parties under "take or pay" contracts that require us to purchase minimum volumes of LNG at index-based rates.
We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and dispensed in liquid form into vehicles. As with our CNG customer contracts, we sell LNG through supply contracts that are priced on an index-plus basis, such that LNG sales revenues from these contracts increase or decrease as a result of an increase or decrease in the price of natural gas. We also sell LNG on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. LNG generally costs more than CNG as LNG must be liquefied and transported.
VETC
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
In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenues received in 2015, totaling $31.0 million, were recognized in December 2015.
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
Station Construction and Engineering
We generate a portion of our revenue from designing and constructing fueling stations and selling or leasing some of the stations to our customers. For these projects, we typically act as general contractor or supervise qualified third-party contractors. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, which can include the construction and sale of facility modifications, such as our NGV Easy Bay™ product, a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities. We charge construction or other fees or lease rates based on the size and complexity of the project.
RNG Production and Sales
Our subsidiary Clean Energy Renewables owns RNG production facilities located at Republic Services landfills in Canton, Michigan and North Shelby, Tennessee. Clean Energy Renewables has entered into long-term fixed-price sale contracts for the majority of the RNG that we expect these facilities to produce over the next seven years. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell some of the RNG we produce through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third-party producers, and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem™.
In December 2014, we sold our ownership interest in our former subsidiary, Dallas Clean Energy, LLC (“DCE”, together with its subsidiary Dallas Clean Energy McCommas Bluff, LLC (“DCEMB”), for approximately $40.6 million. In September 2015, we received $1.1 million in cash due to the results of certain performance tests performed at the RNG extraction and production project owned by Dallas Clean Energy McCommas Bluff, LLC ("DCEMB"). For the year ended December 31, 2014, DCE contributed approximately $16.7 million to our revenue. We continued to perform O&M services for DCEMB subsequent to the sale and recognized $0.4 million in revenue for such services during 2015. See note 2 to our consolidated financial statements included in this report for further information on the divestiture.
Natural Gas Fueling Compressors
Our subsidiary, Clean Energy Compression, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China, and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the years ended December 31, 2014 and 2015, Clean Energy Compression contributed approximately $84.8 million and $54.5 million, respectively, to our revenue.
Sales of RINs and LCFS Credits
We generate RIN Credits when we sell RNG for use as a vehicle fuel in the U.S. and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. In 2014, we recognized $2.1 million and $3.5 million in revenue through the sale of RIN Credits and LCFS, respectively. In 2015, we recognized $10.3 million and $8.1 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we build our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs and LCFS Credits is volatile, and the prices for such credits are subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the federal and state programs under which such credits are generated and sold.
Vehicle Acquisition and Finance
We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive federal and state incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. For the years ended 2013, 2014 and 2015, we have not generated significant revenue from vehicle financing activities.
Vehicle Conversions
Prior to June 28, 2013, we owned BAF Technologies, Inc., a provider of natural gas vehicle conversions, alternative fuel systems, application engineering, service and warranty support and research and development. BAF Technologies, Inc. owned ServoTech Engineering, Inc. (together with BAF Technologies, Inc., "BAF"), which provided, among other services, design and engineering services for natural gas engine systems. Prior to our sale of BAF, we generated revenues through BAF’s sale of natural gas vehicles that had been converted to run on natural gas and design and engineering services for natural gas engine systems. For the year ended December 31, 2013, BAF contributed approximately $7.0 million to our revenue. On June 28, 2013, we sold BAF for approximately $27.2 million.
Volatility of Earnings Related to Warrants
We are required to record the change in the fair market value of our liability-classified warrants in our consolidated financial statements. We have recognized a gain of $5.7 million and $1.4 million, respectively, related to recording the estimated fair value changes of our warrants in 2014 and 2015. See note 11 and 18 to our consolidated financial statements included in this report for more information. Our earnings or loss per share may be materially affected by future gains or losses we are required to recognize as a result of valuing our warrants. As of December 31, 2015, 2,130,682 of our Series I warrants and 127,200 of the NG Advantage warrants assumed from our NG Advantage acquisition remained outstanding.
Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in note 9 to our consolidated financial statements included in this report, have certain non-financial covenants with which we must comply. As of December 31, 2015, we were in compliance with all of these covenants.
Risk Management Activities
From time to time, we enter into natural gas fuel sales contracts that require us to sell CNG or LNG to our customers at a fixed price. These contracts expose us to the risk that the price of natural gas may increase above the natural gas cost component included in the price at which we are committed to sell the natural gas to our customers.
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
On a periodic basis we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. For further information on our significant accounting policies, see note 1 to our consolidated financial statements included in this report.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment of Goodwill and Long-Lived Assets
Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fourth fiscal quarter and use qualitative factors to determine whether goodwill is more likely than not to be impaired. The qualitative assessment includes assessing the potential impact on our reporting unit's fair value of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, our market capitalization value, and other relevant entity-specific events. If we conclude from the qualitative assessment that goodwill is more likely than not to be impaired, then we perform a two-step quantitative impairment test. We are required to use judgment when applying the goodwill impairment test including the identification of reporting units among other considerations. We determined we are a single reporting unit for the purpose of our goodwill impairment test. Based upon our qualitative assessment of goodwill, we concluded it is more likely than not that the fair value of our reporting unit exceeds its carrying amount and no further quantitative analysis was warranted. During fiscal 2015, 2014, and 2013, there were no indicators of impairment to goodwill. Subsequent to December 31, 2015, our stock price has declined due to adverse macroeconomic conditions surrounding the energy industry, which are driven by depressed oil prices. As a result of the recent volatility of our market capitalization, it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

We review long-lived assets, which includes property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset or asset group. Estimated future cash flows are determined by management based on a number of estimates. The determination of fair value requires significant judgment by management. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
In the fourth quarter of 2014, we recorded an impairment to an intangible asset contract, acquired at the time of the Clean Energy Compression acquisition, in the amount of $4.8 million. There were no impairments to our long-lived assets during 2015 or 2013.
Revenue Recognition
We recognize revenue on various products and services. Our volume related revenues primarily consist of CNG and LNG fuel sales, RIN and LCFS Credits sales and O&M services. These revenues are recognized in accordance with US GAAP, which requires that the following four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Applying these factors, we typically recognize revenue from the sale of natural gas fuel at the time it is dispensed or, in the case of LNG sales agreements, delivered to our customers' storage facilities. We recognize revenue from O&M service agreements as we provide the related services.
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
We typically recognize revenue on fueling station construction projects where we sell the station to the customer using the completed-contract method. The construction contract is considered to be substantially completed at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities begin. When applicable, multi-station construction contracts are segmented into phases as negotiated with customers. Gross margin related to each phase is recognized at its substantial completion. For Clean Energy Compression and Clean Energy Cryogenics, we use the percentage-of-completion method of accounting. In these circumstances, revenue is recognized as work on a contract progresses, based on costs incurred in relation to total estimated costs to be incurred for that project.
We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon, and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emission requirements. We recognize revenue from the generation of these credits at the time we have an agreement in place to sell the credits at a fixed or determinable price.
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
Our significant uses of fair value measurements include:

•	Allocation of the purchase price paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions,

•	Assessments of impairment of long-lived assets
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
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards
See note 1 to our consolidated financial statements included in this report.
Results of Operations
Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014
Revenue.    Revenue decreased by $44.6 million to $384.3 million for 2015 from $428.9 million for 2014 due to lower effective pricing and fewer station construction and compressor sales. Revenue for station construction sales decreased by $29.6 million principally from the sale of more station upgrades and fewer full station projects in 2015. Full station projects generally have substantially higher price points than station upgrades. Clean Energy Compression revenue decreased by $30.3 million due to the effects of a continued global decline in oil prices, the strength of the U.S. dollar and slower than expected sales in China. Approximately $24.3 million of the decrease in revenue was the result of lower effective prices of gallons delivered, which were caused by lower commodity costs in 2015 compared to 2014. Our effective price per gallon charged was $0.84 for 2015, a $0.10 per gallon decrease from $0.94 per gallon charged for 2014. The decrease in our effective price was due to lower fuel prices driven by lower commodity costs, partially offset by increased RINs and LCFS credits sales. The effective price per gallon is defined as revenues generated from selling CNG, LNG, RNG, any related RINs and LCFS Credits sales and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments.

The decrease in revenue was partially offset by a 43.4 million increase in the number of gallons delivered, from 265.1 million gallons delivered in 2014 to 308.5 million gallons delivered in 2015, which provided approximately $36.6 million in increased revenue for 2015 compared to 2014. The increase in volume was due to a 46.6 million gallon increase in CNG volume delivered, which was primarily attributable to 22 new refuse customers, six new transit customers, and seven new trucking customers partially offset by a decrease of 3.4 million gallons in RNG volume delivered, primarily due to the sale in December 2014 of our interest in DCE and, with it, our interest in a RNG extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. LNG volume delivered was relatively flat between periods.
Cost of sales.    Cost of sales decreased by $50.3 million to $258.5 million for 2015, from $308.8 million for 2014. The decrease was primarily due to fewer station and compressor sales, as we experienced a $24.0 million decrease in station installation costs and a $28.1 million decrease in compressor costs between periods due to decreased activity. Our effective cost per gallon decreased by $0.09 per gallon, from $0.65 per gallon for 2014 to $0.56 per gallon for 2015. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The decrease in our effective cost per gallon was primarily due to lower natural gas prices. The increased gas volumes delivered partially offset by decreased natural gas prices resulted in a net decrease of $1.2 million in gas commodity costs. In addition, service costs increased as a percentage of service revenues during 2015 due to lower margin services performed by Clean Energy Cryogenics and Clean Energy Compression compared to the prior year.  These decreases were partially offset by a $3.0 million increase between periods of other natural gas delivery costs.
Gain from change in fair value of derivative warrants.    Derivative gains decreased by $4.3 million to $1.4 million for 2015, from $5.7 million for 2014. These amounts represent the non-cash impact with respect to valuing our outstanding warrants based on our mark-to-market accounting for the warrants during the periods (see note 18 to our consolidated financial statements included in this report).
Selling, general and administrative.    Selling, general and administrative expenses decreased by $12.7 million to $113.7 million for 2015, from $126.4 million for 2014. The decrease is primarily attributable to a $6.7 million decrease in employee-related expenses between periods due to company-wide cost cutting measures. Reduced expenditures in travel and entertainment, stock-based compensation expense, and business insurance premiums led to a decrease of $3.0 million compared to the prior period. Further contributing to the decrease between periods was the absence in 2015 of certain events that caused increased expenses in 2014, such as $1.3 million in retirement benefits related to the retirement of our former Chief Marketing Officer in 2014 and $0.6 million in severance costs related to the departure of our former Chief Financial Officer in 2014.
Impairment of long-lived intangible definite lived assets. In the fourth quarter of 2014, we recorded an impairment to an intangible asset contract acquired in connection with the Clean Energy Compression acquisition in an amount of $4.8 million. There were no impairments in 2015.
Depreciation and amortization.    Depreciation and amortization increased by $6.1 million to $55.2 million for 2015, from $49.1 million for 2014. This increase was primarily due to additional depreciation expense in 2015 related to increased property and equipment balances between periods from our expanded station network and assets we acquired in our acquisition of NG Advantage during the fourth quarter of 2014.
Interest expense, net.    Interest expense, net, increased by $50.6 million to $95.0 million for 2015, from $44.4 million for 2014. This increase was primarily due to a non-cash charge related to the elimination of unamortized debt issuance costs of $54.9 million associated with our termination of our Credit Agreement with GE. This increase was partially offset when compared to interest expense 2014 by the extinguishment of the Mavrix Note and resulting discontinuation of interest accrual thereunder in December 2014. (See note 9 to our consolidated financial statements included in this report for a description of our former Credit Agreement with GE and the Mavrix Note).
Other income (expense), net.    Other income (expense), net, increased by $5.2 million to $2.6 million for 2015, from $(2.6) million for 2014. This increase was primarily due to foreign currency exchange rate changes between periods on our Clean Energy Compression customer deposits held in foreign currencies and a $1.4 million gain from a litigation settlement in 2015.
Loss from equity method investment.    Losses from our equity method investments increased by $0.3 million to $0.8 million for 2015, compared to a loss of $0.5 million for 2014 due to losses from our MCEP joint venture, which was formed in September 2014.

Gain from sale of subsidiary.    In 2014, we recorded a gain of $12.0 million from the sale of DCE and in 2015 we recorded a related earn-out of $0.9 million. (See note 2 to our consolidated financial statements included in this report for additional discussion of the sale of DCE).
Income tax expense.    Income tax expense increased by $0.5 million to $1.6 million for 2015 compared to $1.1 million for 2014. The increase is primarily attributable to an increase in our tax on foreign operations between periods.
Loss (income) of noncontrolling interest.    In 2015, we recorded $1.2 million for the noncontrolling interest in the net income of NG Advantage and in 2014 we recorded a total of $1.2 million for the noncontrolling interest in the net income of DCE and NG Advantage. (See note 2 to our consolidated financial statements included in this report for additional discussion of the noncontrolling interests in DCE and NG Advantage). The noncontrolling interests represent the 46.7% noncontrolling interest in NG Advantage upon our acquisition of a 53.3% interest in NG Advantage in October 2014, and the 30% interest of our joint venture partner in DCE until September 2014 when we sold 19% of DCE to our joint venture partner, which increased its interest from 30% to 49%. In December 2014, we sold our remaining 51% ownership interest in DCE to the joint venture partner.
Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013
Revenue.    Revenue increased by $76.4 million to $428.9 million for 2014 from $352.5 million for 2013. A portion of this increase was the result of a 50.7 million increase in the number of gallons delivered between periods, from 214.4 million gasoline gallon equivalents in 2013 to 265.1 million gasoline gallon equivalents in 2014. The increase in volume was primarily from an increase in CNG sales of 38.7 million gallons. Our net increase in CNG volume was primarily from 26 new refuse customers, 16 new transit customers, five new airport customers, and four new trucking customers, which together accounted for 18.4 million gallons of the CNG volume increase, and an additional 4.6 million CNG gallons sold as a result of our acquisition and purchase of a CNG station from NG Advantage in 2014. We also experienced an increase of 20.7 million gallons in CNG volume between periods from our existing airport, refuse and trucking customers. These CNG gallon increases were offset by a decline of 2.2 million gallons associated with the sale of our 49% interest in our Peruvian joint venture in March 2013 and 2.8 million gallons related to the loss of three CNG O&M service stations for one transit customer. Further, we experienced an increase of 10.3 million gallons in LNG volume between periods, which was primarily due to 7.1 million gallons from 15 new refuse, transit, trucking and industrial customers, and 3.2 million gallons from existing trucking, refuse, transit and industrial customers. We experienced a 1.7 million gallons increase between periods in our RNG sales, primarily due to increased RNG production at our facilities in Canton, Michigan and North Shelby, Tennessee. The increase was offset by a decrease in RNG sales at our Dallas, Texas facility, which was sold in December 2014 in connection with the sale of our interest in DCE and, with it, our interest in a RNG extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. Revenue attributable to the design and construction of fueling stations and code-compliant maintenance facilities sold to our customers increased by $40.3 million between periods, primarily due to completion of 16 new CNG stations for new refuse, airport, transit and industrial customers and 18 upgrades for CNG stations for existing refuse and transit customers. Revenue attributable to Clean Energy Compression increased between periods by $7.3 million. Our effective price per gallon was $0.94 for 2014, a $0.03 per gallon increase from $0.91 in 2013. The increase in the effective price per gallon was primarily due to higher natural gas prices in 2014, upon which we base a portion of our pricing to our customers.
The increases in revenues was partially offset by a $17.0 million decrease in VETC revenue primarily due to our recording of $20.8 million of 2012 VETC revenue in the first quarter of 2013 as a result of legislation passed in January 2013 that retroactively reinstated the fuel tax credit to January 1, 2012. Additionally, we experienced a decrease of $7.0 million in the sales of natural gas vehicle equipment and emission control services by BAF between periods due to the sale of BAF in June 2013.
Cost of sales.    Cost of sales increased by $84.0 million to $308.8 million for 2014, from $224.8 million for 2013. The increase was primarily due to increased costs related to delivering and servicing more volume to our customers. Our effective cost per gallon increased by $0.07 per gallon, from $0.58 per gallon in 2013 to $0.65 per gallon in 2014. This increase was primarily the result of higher natural gas and LNG delivery costs between periods. Additionally, station construction costs increased by $33.9 million between periods as station construction sales increased between periods. Also contributing to the cost of sales increase was a $10.3 million increase in costs related to Clean Energy Compression primarily due to increased compressor sales between periods and higher manufacturing costs related to equipment sold for a mining power project in Australia during 2014. These increases were partially offset by a $6.8 million decrease in costs related to BAF's vehicle equipment sales and emission control services, as we sold BAF in June 2013.
Gain from change in fair value of derivative warrants.    Derivative gains increased by $4.8 million to $5.7 million for 2014, from $0.9 million for 2013. These amounts represent the non-cash impact with respect to valuing our outstanding warrants based on our mark-to-market accounting for the warrants during the periods (see note 18 to our consolidated financial statements included in this report ).

Selling, general and administrative.    Selling, general and administrative expenses decreased by $11.6 million to $126.4 million for 2014, from $138.0 million for 2013. The decrease is primarily attributable to a decrease in our stock based compensation expense of $11.5 million in 2014. In addition, we experienced decreases in travel and entertainment expenses of $2.1 million, decreases in natural gas policy and promotion expenses of $1.6 million, decreases in costs related to vacating in 2013 our former offices in Seal Beach, California of $1.6 million and decreases in research and development costs of $0.3 million. These decreases were partially offset by an increase in our salaries and employee benefits by $5.4 million between periods, primarily due to higher average salaries and benefits per employee in 2014 compared to 2013, as we increased our operations headcount by 44 and hired more management level positions between periods to help support America's Natural Gas Highway and our continued business expansion. A portion of the increase in our salaries and employee benefits is due to $1.3 million in retirement benefits related to the retirement of our former Chief Marketing Officer in 2014 and $0.6 million in severance costs related to the departure of our former Chief Financial Officer in 2014.
Impairment of long-lived intangible definite lived assets.    In the fourth quarter of 2014, we recorded an impairment to an intangible asset contract acquired in connection with the Clean Energy Compression acquisition in an amount of $4.8 million. There were no impairments in 2013.
Depreciation and amortization.    Depreciation and amortization increased by $6.8 million to $49.1 million for 2014, from $42.3 million for 2013. This increase was primarily due to additional depreciation expense in 2014 related to increased property and equipment balances between periods, which primarily resulted from our expanded station network, including our efforts to build-out America's Natural Gas Highway.
Interest expense, net.    Interest expense, net, increased by $15.1 million to $44.4 million for 2014, from $29.3 million for 2013. This increase was primarily the result of an increase in interest expense related to the $50.0 million of convertible notes we issued in June 2013, the $250.0 million of convertible notes we issued in September 2013, the aggregate $15.0 million advanced under the Mavrix Note during 2013, and the $12.4 million Canton Bonds issued in March 2014. An early termination fee of $0.8 million, incurred upon our repayment in full of the Mavrix Note in connection with the sale of DCE, and additional debt issuance costs of $0.9 million associated with the issuance of the Canton Bonds were also expensed and included in interest expense in 2014 (see note 9 to our consolidated financial statements included in this report for a description of our outstanding debt).
Other income (expense), net.    Other income (expense), net, increased by ($1.6) million to ($2.6) million for 2014, from ($1.0) million for 2013. This increase was primarily due to foreign currency exchange rate changes between periods on our Clean Energy Compression customer deposits held in foreign currencies.
Loss from equity method investment.    Losses from our equity method investments increased by $0.4 million to $0.5 million for 2014, from $0.1 million for 2013. This increase was primarily due to losses from our MCEP joint venture, which was formed in September 2014. During 2013, we recorded $0.1 million of equity in the loss of our 49% interest in our Peruvian joint venture. We completed the sale of our interest in our Peruvian joint venture in March 2013.
Gain from sale of equity method investment.    In 2013, we recorded a $4.7 million gain from the sale of our 49% interest in our Peruvian joint venture.
Gain from sale of subsidiary.    In 2014, we recorded a gain of $12.0 million from the sale of DCE. During 2013, we recorded a $14.1 million gain from the sale of BAF.
Income tax expense.    Income tax expense decreased by $2.6 million to $1.1 million for 2014 compared to $3.7 million for 2013. The decrease is primarily attributable to a decrease in our tax on foreign operations between periods, which in 2013 included $1.4 million of taxes that arose from the sale of our interest in our Peruvian joint venture.
Loss (income) of noncontrolling interest.    During 2014 and 2013, we recorded $1.2 million and $0 million, respectively, for the noncontrolling interest in the net income of DCE and NG Advantage. (see note 2 to our consolidated financial statements included in this report for additional discussion of the noncontrolling interests in DCE and NG Advantage).
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
Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities or pursue additional RNG production projects, or could materially increase our operating costs.
Liquidity and Capital Resources
We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of new fueling stations, debt repayments and repurchases, maintenance of LNG production facilities, the purchase of new CNG tanker trailers, investment in RNG production, manufacturing natural gas fueling compressors and related equipment, mergers and acquisitions, financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets, supporting our sales and marketing activities, supporting legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets, and if available, grants, VETC and other credits.
Liquidity
We expect cash from our operating activities to fluctuate as a result of a number of factors, including our operating results, the timing of our billing, collections and liability payments, completion of our station construction projects, government grants, and the timing and amount of tax and other fuel credits. Cash used in operating activities was $12.1 million in 2015, a decrease of $63.9 million, compared to $76.0 million used in 2014. The decrease between periods is primarily due to an improvement in our net loss of $26.4 million, net of non-cash adjustments, and increased cash from changes in operating assets and liabilities of approximately $37.5 million which includes the cash receipt of $28.4 million of VETC revenues attributable to natural gas vehicle fuel sales in 2014, plus $9.1 million of normal changes in working capital due to timing differences.
Cash used in investing activities was $33.9 million in 2015, a decrease of $13.0 million, compared to $46.9 million in 2014. Capital expenditures decreased by $37.2 million primarily due to our purchase in 2014 of 67 CNG-In-A-Box units (relatively small turn-key, self-contained CNG stations) for $18.4 million which were not repeated in 2015 and less construction of Company owned stations between periods. In 2014, we received $39.8 million in net cash proceeds for the sale of DCE and in 2015 we received an additional $1.1 million for certain related performance tests. Additionally, we had an increase of $3.9 million of cash provided from our maturities, net of purchases of short term investments, and a decrease of $6.6 million used for investments in other entities due to the absence of any such investments in 2015.
Cash provided by financing activities was $0.4 million in 2015, an increase of $26.2 million, compared to $25.8 million used in 2014. The change was primarily due to the excess of repayments of borrowings over proceeds from such borrowings in 2014 that was not repeated in 2015. The repayments in 2014 relate to the payoffs of a revolving line of credit and the Mavrix Note. Offsetting the repayments in 2014 was proceeds from the issuance of the Canton Bonds by our Canton subsidiary for $12.4 million in 2014, with no issuance in 2015. Additionally, there was an increase of $4.0 million in proceeds from issuances of common stock in 2015 which includes cash received from our ATM Program described below.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of station construction costs and the purchase of CNG tanker trailers and, to a lesser extent, LNG plant maintenance costs and RNG plant construction and maintenance costs) and any merger, divestiture or acquisition activity.
Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets, and, if available, grants, VETC and other credits. At December 31, 2015 we had total cash and cash equivalents and short-term investments of $146.7 million, compared to $214.9 million at December 31, 2014.
On June 14, 2013, T. Boone Pickens and Green Energy Investment Holdings, LLC delivered $50.0 million to us in satisfaction of a funding requirement under the 7.5% Notes.
In September 2013, we completed a private offering of the 5.25% Notes. The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7.8 million were approximately $242.2 million, which we have used, and intend to continue to use, to fund capital expenditures and for general corporate purposes.
On March 19, 2014, Canton completed the issuance of the Canton Bonds in the aggregate principal amount of $12.4 million. The proceeds were used primarily to (i) refinance the cost of constructing and equipping its RNG extraction and production project in Canton, Michigan and (ii) pay a portion of the cost associated with the issuance of the Canton Bonds.

On November 11, 2015, we entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal, pursuant to which we may issue and sell, from time to time, through or to Citigroup shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering program (the “ATM Program”). As of December 31, 2015, we received $6.5 million in proceeds, net of $0.5 million in fees and issuance costs, and issued 1,561,902 shares of our common stock in the ATM Program. We intend to use any net proceeds from the ATM Program for general corporate purposes, which may include repaying all or a portion of our outstanding SLG Notes. See notes 9 and 11 to our consolidated financial statements included in this report for further information. Subsequent to December 31, 2015, we have received an additional $12.7 million in proceeds, net of $0.4 million in fees and issuance costs, and we have issued an additional 4,787,342 shares of our common stock in the ATM Program.
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank ("Plains"), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew down $50.0 million under this Credit Facility.
See note 9 to our consolidated financial statements included in this report for a description of all of our outstanding debt.
We believe that our current cash, cash equivalents and short-term investments, cash generated from operations and financing activities will satisfy our routine business requirements for at least the next twelve months and the foreseeable future.
Capital Expenditures
Our business plan calls for approximately $25.5 million in capital expenditures in 2016, primarily related to construction of CNG and LNG fueling stations and the purchase of CNG trailers by NG Advantage. Additionally, we had total consolidated indebtedness of approximately $572.4 million as of December 31, 2015, of which approximately $150.1 million, $5.5 million, $305.1 million, $54.7 million, $53.1 million, and $4.0 million is expected to become due in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively. In addition, in February 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank, pursuant to which we may incur additional indebtedness in the principal amount up to $50.0 million. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $32.0 million for the year ending December 31, 2016. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying, with a combination of cash and shares of our common stock, all or some portion of the outstanding principal amount of SLG Notes (as defined and discussed in note 9 to our consolidated financial statements included in this report), together with accrued and unpaid interest, on or prior to their August 2016 maturity date. To this end, on March 1, 2016 and pursuant to the consent of the holders of the SLG Notes, we prepaid an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. In addition, with respect to certain of our outstanding indebtedness due in 2018, in February 2016, our board of directors authorized and approved our use of up to $25.0 million to opportunistically purchase in the open market our outstanding 5.25% Notes (as defined and discussed in note 9 to our consolidated financial statements included in this report). Pursuant to such approval, on February 18, 2016, we purchased $32.5 million in face amount of our 5.25% Notes for an aggregate purchase price of $16.8 million. We are permitted to repay up to $295.0 million of our consolidated indebtedness outstanding at December 31, 2015 at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and may significantly dilute the ownership interest of our stockholders.
We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments, debt repayments or repurchases that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raised will depend on various factors, including our rate of new station construction, debt repayments or repurchases (either prior to or at maturity), any potential merger or acquisition activity, and other factors described above under “Liquidity and Capital Resources.” We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital, or any combination of these or other available sources of capital. We may not be able to raise capital when needed on terms that are favorable to us or existing stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.
Contractual Obligations
The following represents the scheduled maturities of our contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations: (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and capital lease obligations(a)	$665,472	$183,985	$360,528	$116,709	$4,250
Operating lease commitments(b)	54,025	7,998	13,856	11,297	20,874
Long-term "take or pay" natural gas purchase commitment contracts(c)	9,959	4,650	4,332	977	—
Construction contracts(d)	9,865	9,865	—	—	—
Total	$739,321	$206,498	$378,716	$128,983	$25,124
_______________________________________________________________________________

(a)	Consists of long-term debt and capital lease obligations to finance acquisitions and equipment purchases, including future interest payments.

(b)	Consists of various space and ground leases for our California LNG plant, office spaces and fueling stations as well as leases for equipment.

(c)	Represents our estimates for two long-term fixed "take-or-pay" natural gas purchase commitment contracts.

(d)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2015, and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements
At December 31, 2015, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•	outstanding surety bonds for construction contracts and general corporate purposes totaling $58.8 million ;

•	two long-term take-or-pay contracts for the purchase of natural gas; and

•	operating leases where we are the lessee.
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
We have two long-term take-or-pay contracts that require us to purchase minimum volumes of natural gas at index based prices which expire in October 2017 and December 2020, respectively.
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
Commodity Price Risk.
We are subject to market risk with respect to our sales of natural gas, which have historically been subject to volatile market conditions. Our exposure to market risk is heightened when we have a fixed price sales contract with a customer that is not covered by a futures contract, or when we are otherwise unable to pass through natural gas price increases to customers. Natural gas prices and availability are affected by many factors, including, among others, weather conditions, overall economic conditions and foreign and domestic government regulations and relations.

Natural gas costs represented 26% (or 31% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for 2014 and 29% (or 32% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for 2015.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any futures contracts outstanding at December 31, 2015.
Foreign Currency Exchange Rate Risk.
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is in their local currency, the currency effects of translating the financial statements of these foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity in our consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries' functional currency do impact earnings and resulted in approximately $1.0 million of gains in 2015. During 2015, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from rates as of December 31, 2015, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.8 million.

Item 8.    Financial Statements and Supplementary Data.
Quarterly Results of Operations
The following tables set forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2015. The information for each quarter is unaudited and we have prepared the information on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K. This information includes all adjustments that management considers necessary for the fair presentation of such data. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by the below quarterly data. The quarterly data should be read together with our consolidated financial statements and related notes included in this annual report on Form 10-K. The results of operations for any one quarter are not necessarily indicative of results to be expected in the current period or any future period.
Quarterly Financial Data (Unaudited)
(In thousands, except share data)

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue:
Product revenues	$85,789	$86,473	$90,448	$117,489
Service revenues	9,486	11,660	12,972	14,623
Total revenues	95,275	98,133	103,420	132,112
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	67,867	69,175	79,021	75,399
Service cost of sales	3,764	4,080	4,953	4,528
Derivative (gains) losses on warrant valuation	(4,455)	2,286	(3,255)	(324)
Selling, general and administrative	33,490	34,400	28,240	30,305
Depreciation and amortization	11,515	11,608	12,325	13,610
Impairment of long-lived intangible definite lived assets	—	—	—	4,772
Total operating expenses	112,181	121,549	121,284	128,290
Operating income (loss)	(16,906)	(23,416)	(17,864)	3,822
Interest expense, net	(9,510)	(10,130)	(10,676)	(14,041)
Other income (expense), net	(1,286)	1,121	(880)	(1,526)
Loss from equity method investments	—	—	—	(490)
Gain (loss) from sale of subsidiary	—	—	—	11,998
Loss before income taxes	(27,702)	(32,425)	(29,420)	(237)
Income tax (expense) benefit	(962)	(147)	(811)	845
Net income (loss)	(28,664)	(32,572)	(30,231)	608
Loss of noncontrolling interest	(71)	(266)	(138)	(725)
Net income (loss) attributable to Clean Energy Fuels Corp.	$(28,593)	$(32,306)	$(30,093)	$1,333
Basic income (loss) per share	$(0.30)	$(0.34)	$(0.32)	$0.01
Fully diluted income (loss) per share	$(0.30)	$(0.34)	$(0.32)	$0.01

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Product revenues	$69,297	$75,744	$77,355	$106,772
Service revenues	16,551	11,124	14,902	12,575
Total revenues	85,848	86,868	92,257	119,347
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55,379	59,387	59,313	56,542
Service cost of sales	9,354	4,399	7,410	6,701
Derivative (gains) losses on warrant valuation	(883)	300	(502)	(329)
Selling, general and administrative	30,233	28,994	27,800	26,626
Depreciation and amortization	12,886	13,402	14,000	14,931
Total operating expenses	106,969	106,482	108,021	104,471
Operating loss	(21,121)	(19,614)	(15,764)	14,876
Interest expense, net	(9,895)	(9,973)	(10,152)	(64,950)
Other income (expense), net	547	317	2,648	52
Loss from equity method investments	(204)	(345)	(154)	(112)
Loss before income taxes	(30,673)	(29,615)	(23,422)	(50,134)
Income tax expense	(854)	(740)	241	(261)
Net loss	(31,527)	(30,355)	(23,181)	(50,395)
Loss of noncontrolling interest	(380)	(393)	(62)	(381)
Net loss attributable to Clean Energy Fuels Corp.	$(31,147)	$(29,962)	$(23,119)	$(50,014)
Basic loss per share	$(0.34)	$(0.33)	$(0.25)	$(0.54)
Fully diluted loss per share	$(0.34)	$(0.33)	$(0.25)	$(0.54)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Clean Energy Fuels Corp.:
We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Fuels Corp. and subsidiaries as of December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein. Also, in our opinion, Clean Energy Fuels Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Irvine, California
March 3, 2016

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2014	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$92,381	$43,724
Restricted cash	6,012	4,240
Short-term investments	122,546	102,944
Accounts receivable, net of allowance for doubtful accounts of $752 and $1,895 as of December 31, 2014 and December 31, 2015, respectively	81,970	73,645
Other receivables	56,223	60,667
Inventory	34,696	29,289
Prepaid expenses and other current assets	19,811	14,930
Total current assets	413,639	329,439
Land, property and equipment, net	514,269	516,324
Notes receivable and other long-term assets, net	71,904	19,723
Investments in other entities	6,510	5,695
Goodwill	98,726	91,967
Intangible assets, net	55,361	42,644
Total assets	$1,160,409	$1,005,792
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt and capital lease obligations	$4,846	$150,129
Accounts payable	43,922	26,906
Accrued liabilities	56,760	59,082
Deferred revenue	14,683	10,549
Total current liabilities	120,211	246,666
Long-term portion of debt and capital lease obligations	500,824	357,285
Long-term debt, related party	65,000	65,000
Other long-term liabilities	9,339	7,896
Total liabilities	695,374	676,847
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 90,203,344 shares and outstanding 92,382,717 shares at December 31, 2014 and December 31, 2015, respectively	9	9
Additional paid-in capital	898,106	915,199
Accumulated deficit	(457,441)	(591,683)
Accumulated other comprehensive income (loss)	(3,248)	(20,973)
Total Clean Energy Fuels Corp. stockholders' equity	437,426	302,552
Noncontrolling interest in subsidiary	27,609	26,393
Total stockholders' equity	465,035	328,945
Total liabilities and stockholders' equity	$1,160,409	$1,005,792

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2013	2014	2015
Revenue:
Product revenues	$310,813	$380,199	$329,168
Service revenues	41,662	48,741	55,152
Total revenue	352,475	428,940	384,320
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	213,593	291,462	230,621
Service cost of sales	11,169	17,325	27,864
Gain from change in fair value of derivative warrants	(938)	(5,748)	(1,414)
Selling, general and administrative	138,024	126,435	113,653
Depreciation and amortization	42,318	49,058	55,219
Impairment of long-lived asset	—	4,772	—
Total operating expenses	404,166	483,304	425,943
Operating loss	(51,691)	(54,364)	(41,623)
Interest expense, net	(29,287)	(44,357)	(94,970)
Other income (expense), net	(970)	(2,571)	2,627
Loss from equity method investments	(76)	(490)	(815)
Gain from sale of equity method investment	4,705	—	—
Gain from sale of subsidiary	14,115	11,998	937
Loss before income taxes	(63,204)	(89,784)	(133,844)
Income tax expense	(3,715)	(1,075)	(1,614)
Net loss	(66,919)	(90,859)	(135,458)
Loss (income) of noncontrolling interest	(49)	1,200	1,216
Net loss attributable to Clean Energy Fuels Corp.	$(66,968)	$(89,659)	$(134,242)
Loss per share:
Basic and diluted	$(0.71)	$(0.96)	$(1.47)
Weighted average common shares outstanding:
Basic and diluted	93,958,758	93,678,432	91,607,578
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31, 2013			Year Ended December 31, 2014			Year Ended December 31, 2015
	Clean Energy Fuels Corp	Noncontrolling Interest	Total	Clean Energy Fuels Corp	Noncontrolling Interest	Total	Clean Energy Fuels Corp	Noncontrolling Interest	Total
Net income (loss)	$(66,968)	$49	$(66,919)	$(89,659)	$(1,200)	$(90,859)	$(134,242)	(1,216)	$(135,458)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2013, 2014 and 2015	(1,680)	—	(1,680)	(7,958)	—	(7,958)	(9,653)	—	(9,653)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2013, 2014 and 2015	(4,834)	—	(4,834)	4,866	—	4,866	(8,078)	—	(8,078)
Unrealized gains (losses) on available-for sale securities, net of $0 tax in 2013, 2014, and 2015	(445)	—	(445)	544	—	544	6	—	6
Unrecognized gains on derivatives, net of $0 tax in 2013, 2014 and 2015	108	—	108	—	—	—	—	—	—
Total other comprehensive income (loss)	(6,851)	—	(6,851)	(2,548)	—	(2,548)	(17,725)	—	(17,725)
Comprehensive income (loss)	$(73,819)	$49	$(73,770)	$(92,207)	$(1,200)	$(93,407)	$(151,967)	$(1,216)	$(153,183)
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity

	Shares	Amount
Balance, December 31, 2012	87,634,478	9	837,367	(300,814)	6,151	3,917	546,630
Issuance of common stock, net of applicable taxes	119,349	—	677	—	—	—	677
Issuance of common stock, net of offering costs	1,610,570	—	21,993	—	—	—	21,993
Stock-based compensation	—	—	23,008	—	—	—	23,008
Net (loss) income	—	—	—	(66,968)	—	49	(66,919)
Accumulated other comprehensive income	—	—	—	—	(6,851)	—	(6,851)
Balance, December 31, 2013	89,364,397	9	883,045	(367,782)	(700)	3,966	518,538
Issuance of common stock, net of applicable taxes	519,608	—	2,300	—	—	—	2,300
Issuance of common stock, net of offering costs	319,339	—	3,750	—	—	—	3,750
Exercise of additional membership interest in subsidiary	—	—	2,363	—	—	—	2,363
Stock-based compensation	—	—	11,514	—	—	—	11,514
Foreign currency adjustments on intra-entity long-term investments converted to equity	—	—	(4,866)	—	—	—	(4,866)
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	28,075	28,075
Sale of non-controlling interest in subsidiary	—	—	—	—	—	(3,232)	(3,232)
Net (loss) income	—	—	—	(89,659)	—	(1,200)	(90,859)
Accumulated other comprehensive loss	—	—	—	—	(2,548)	—	(2,548)
Balance, December 31, 2014	90,203,344	9	898,106	(457,441)	(3,248)	27,609	465,035
Issuance of common stock, net of applicable taxes	2,179,373	—	6,314	—	—	—	6,314
Stock-based compensation	—	—	10,779	—	—	—	10,779
Net (loss) income	—	—	—	(134,242)	—	(1,216)	(135,458)
Accumulated other comprehensive loss	—	—	—	—	(17,725)	—	(17,725)
Balance, December 31, 2015	92,382,717	9	915,199	(591,683)	(20,973)	26,393	328,945
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net loss	$(66,919)	$(90,859)	$(135,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,318	49,058	55,219
Provision for doubtful accounts, notes and inventory	1,962	1,277	2,656
Derivative gain	(938)	(5,748)	(1,414)
Stock-based compensation expense	23,008	11,514	10,779
Amortization of debt issuance cost	1,662	4,194	2,969
Non-cash interest charge related to a terminated credit agreement	—	—	54,925
Accretion of notes payable	1,140	412	57
Gain on sale of equity method investment	(4,705)	—	—
Dividend received on equity method investment	1,091	—	—
Long-lived intangible impairment	—	4,772	—
Gain on sale of subsidiary	(14,115)	(11,998)	(937)
Gain on contingent consideration for acquisitions	(1,132)	(208)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	(441)	(55,573)	3,426
Inventory	(637)	(979)	5,407
Prepaid expenses and other assets	579	1,361	2,876
Accounts payable	(6,962)	9,126	(12,005)
Accrued expenses and other	19,395	7,646	(596)
Net cash used in operating activities	(4,694)	(76,005)	(12,096)
Cash flows from investing activities:
Purchases of short-term investments	(170,935)	(157,629)	(158,840)
Maturities and sales of short-term investments	93,289	171,902	176,969
Purchases and deposits on property and equipment	(86,730)	(88,628)	(51,415)
Loans made to customers	(3,950)	(9,140)	(4,279)
Payments on and proceeds from sales of loans receivable	4,153	6,580	928
Restricted cash	13,250	(3,567)	1,650
Cash received with sale of subsidiary, net of cash transferred	(1,178)	39,760	1,118
Investments in other entities	—	(6,634)	—
Proceeds from sale of equity method investment	6,119	—	—
Acquisitions, net of cash acquired	(9,000)	467	—
Net cash used in investing activities	(154,982)	(46,889)	(33,869)
Cash flows from financing activities:
Issuances of common stock, net of taxes paid	677	2,300	6,314
Proceeds from debt instruments	300,559	12,778	384
Proceeds from debt, related party	15,000	—	—
Proceeds from revolving line of credit	31,527	34,607	31
Proceeds from exercise of additional membership interest in subsidiary	—	6,992	—
Repayment of borrowings under revolving line of credit	(37,767)	(40,354)	(64)
Repayment of capital lease obligations and debt instruments	(10,147)	(41,036)	(6,258)
Contingent consideration paid relating to business acquisitions	—	(176)	—
Payment for debt issuance costs	(9,130)	(896)	—
Net cash provided (used) by financing activities	290,719	(25,785)	407
Effect of exchange rates on cash and cash equivalents	468	1,027	(3,099)
Net increase (decrease) in cash and cash equivalents	131,511	(147,652)	(48,657)
Cash and cash equivalents, beginning of year	108,522	240,033	92,381
Cash and cash equivalents, end of year	$240,033	$92,381	$43,724
Supplemental disclosure of cash flow information:
Income taxes paid	$2,228	$943	$890
Interest paid, net of $2,517, $3,160, and $835 capitalized, respectively	$22,110	$39,224	$37,662
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies
The Company
Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the "Company," unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling natural gas fueling solutions to its customers, primarily in the United States and Canada.
The Company's principal business is supplying compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG”) for light, medium and heavy-duty vehicles and providing operation, repair and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates, services, repairs and maintains fueling stations, manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transports and sells CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines, processes and sells RNG, sells tradable credits generated by selling natural gas and RNG as a vehicle fuel, including credits generated under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") generated under the federal Renewable Fuel Standard Phase 2, helps its customers acquire and finance natural gas vehicles and obtains federal, state and local tax credits, grants and incentives.
In addition, through June 28, 2013, the Company provided natural gas vehicle conversions and design and engineering services for natural gas engine systems. Further, through December 29, 2014, the Company processed, extracted, and sold RNG from its former McCommas Bluff landfill in Dallas, Texas. See note 2 for further information.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, results of operations, comprehensive income (loss) and cash flows in accordance with U.S. generally accepted accounting principles ("US GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recorded during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) those related to revenue recognition, goodwill and long-lived intangible asset valuations and impairment assessments, income tax valuations, fair value measurements and stock-based compensation expense.
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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

Inventories consisted of the following as of December 31, 2014 and 2015:

	2014	2015
Raw materials and spare parts	$31,389	$25,113
Work in process	3,292	973
Finished goods	15	3,203
Total	$34,696	$29,289
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to10 years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $3,114, $959, and $4,292 for the years ended December 31, 2013, 2014, and 2015 respectively.
Long-Lived Assets
The Company reviews long-lived assets, which includes property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset or asset group. Estimated future cash flows are determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considers internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment by both management and outside experts engaged to assist in this process. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are two to 20 years for technology, one to eight years for customer relationships, one to 10 years for acquired contracts, two to 20 years for trademarks and trade names, and three years for non-compete agreements. In 2014, the Company acquired the controlling interest in NG Advantage, LLC (“NG Advantage”) and allocated approximately $5,600 of the purchase price to the identifiable intangible assets related to customer relationships and trade names. Also, in the fourth quarter of 2014, the Company determined that a long-lived asset related to a contract acquired in its acquisition of Clean Energy Compression was impaired and recorded an impairment charge of $4,772. The Company had no impairments of any long-lived assets in 2013 or 2015.
The Company's intangible assets as of December 31, 2014 and 2015 were as follows:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

	2014	2015
Technology	$54,400	$54,400
Customer relationships	16,430	16,576
Acquired contracts	3,694	3,694
Trademark and trade names	8,200	8,200
Non-compete agreements	2,060	2,060
Total intangible assets	84,784	84,930
Less accumulated amortization	(24,384)	(30,442)
Foreign currency rate change	(5,039)	(11,844)
Net intangible assets	$55,361	$42,644
Amortization expense for intangible assets was $9,016, $7,024, and $5,539 for the years ended December 31, 2013, 2014 and 2015, respectively. Estimated amortization expense for the five years and thereafter succeeding the year ended December 31, 2015 is approximately $4,788, $4,574, $4,011, $2,953, $2,933 and $23,385 respectively.
Goodwill
Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. The Company assesses its goodwill using a qualitative approach to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. The qualitative assessment includes the potential impact on a reporting unit's fair value of certain events and circumstances, including the Company's market capitalization value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, then a two-step quantitative impairment test is performed. The Company has determined that it is a single reporting unit for the purpose of goodwill impairment tests. The Company performs the impairment test annually on October 1, or more frequently if facts and circumstances warrant a review. During 2013, 2014 and 2015, there were no indicators of impairment to goodwill.
The Company reduced its goodwill balance by $774 and $7,205 when it sold BAF and its interest in DCE and its subsidiary DCEMB on June 28, 2013 and December 29, 2014, respectively, and added $16,555 and $21,070 to its goodwill balance when it acquired MGES and NG Advantage on May 6, 2013 and October 14, 2014, respectively (all as defined and described in note 2). The goodwill balances on the consolidated balance sheets include foreign currency translation gains (losses) of $(3,687) and $(6,578) as of December 31, 2014 and 2015, respectively. See note 2 for further information.
Revenue Recognition
The Company recognizes revenue on various products and services. The table below and the following discussion describe the Company’s revenue by group of similar products.

	Year Ended December 31,
(in thousands)	2013	2014	2015
Volume related revenue	$195,328	$247,899	$260,629
Clean Energy Compression	77,485	84,775	54,497
Station Construction Project Sales	27,098	67,392	37,830
VETC	45,439	28,359	30,986
Other	7,125	515	378
	$352,475	$428,940	$384,320

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

The Company’s volume related revenues primarily consist of CNG and LNG fuel sales, RIN and LCFS Credits sales and O&M services. These revenues are recognized in accordance with US GAAP, which requires that the following four criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed or, in the case of LNG sales agreements, delivered to the customers' storage facilities. The Company recognizes revenue from O&M service agreements as the related services are provided.
The Company generates LCFS Credits when it sells RNG and conventional natural gas for use as a vehicle fuel in California and it generates RIN Credits when it sells RNG as a vehicle fuel in the U.S. The Company can sell these credits to third parties who need the credits to comply with federal and state requirements. RIN and LCFS Credits are included in volume related revenues. The Company recognizes revenue from the generation of these credits at the time it has an agreement in place to sell the credits at a fixed or determinable price.
The Company recognizes compression revenues through its subsidiary Clean Energy Compression when it sells non-lubricated natural gas fueling compressors and related equipment. Clean Energy Compression uses the percentage-of-completion method of accounting to recognize revenue because its projects are small and it has been able to demonstrate that it can reasonably estimate costs to complete. In these circumstances, revenue is recognized based on costs incurred in relation to total estimated costs to be incurred for a project.
The Company typically recognizes revenue on fueling station construction projects where it sells the station or station upgrade to the customer using the completed-contract method because the projects are short-term and the results of operations reported on the completed-contract basis would not vary materially from those resulting from the use of the percentage-of-completion method. The construction contract is considered to be substantially completed at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities begin. When applicable, multi-station construction contracts are segmented into phases as negotiated with customers. Gross margin related to each phase is recognized when it is substantially complete. The Company’s subsidiary Clean Energy Cryogenics, which manufactures components used in the Company’s station sales, uses the percentage-of-completion method of accounting to recognize revenue because its projects are small and it has been able to demonstrate that it can reasonably estimate costs to complete. In these circumstances, revenue is recognized based on costs incurred in relation to total estimated costs to be incurred for a project.
In certain transactions with its customers, the Company agrees to provide multiple products or services, including construction of a station, providing O&M services to the station, and sale of fuel to the customer. The Company evaluates the separability of revenues based on Financial Accounting Standards Board ("FASB") authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements, and allows the Company to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the contract elements. If the arrangement contains a lease, the Company uses the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from the Company's stand-alone projects. The revenue allocated to the construction of the station is recognized using the completed-contract method. The revenue allocated to the O&M services is recognized ratably over the term of the arrangement and sale of fuel is recognized as the fuel is delivered.
The Company collects and remits taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between the Company and our customers. These taxes may include, but are not limited to, fuel, sales and value-added taxes. The Company reports the collection of these taxes on a net basis.
The Company is eligible to receive, at times, a federal alternative fuels tax credit ("VETC") when a gasoline gallon equivalent of CNG and a liquid gallon of LNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its VETC credits, if any, as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. See the discussion under “Alternative Fuels Excise Tax Credit” below for further information.
The Company previously owned BAF Technologies, Inc. and its wholly owned subsidiary, ServoTech Engineering, Inc. (BAF Technologies, Inc. and ServoTech Engineering Inc. are collectively referred to as "BAF"), which converted light and medium duty vehicles to run on natural gas and provided design and engineering services for natural gas

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

engine systems. On June 28, 2013, the Company sold BAF to Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport Innovations Inc. As of the sale of BAF, the Company no longer generates revenues from vehicle conversions.
Alternative Fuels Excise Tax Credit
From October 1, 2006 through December 31, 2015, the Company was eligible to receive the VETC alternative fuels tax credit of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. For 2016, the VETC credit is $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon equivalent of LNG that is sold as a vehicle fuel. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for 2013 and made it retroactive to January 1, 2012. The Company did not record any VETC revenues in 2012, but recognized VETC revenues in 2013 of $45,439, which included $20,800 for CNG and LNG the Company sold in 2012. The Tax Increase Prevention Act, signed into law on December 19, 2014, reinstated VETC for the 2014 calendar year and made it retroactive to January 1, 2014. As a result, VETC revenues for the 2014 calendar year, totaling $28,359, were all recognized in December 2014. In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenues for the 2015 calendar year, totaling $30,986, were recognized in December 2015.
LNG Transportation Costs
The Company records the costs incurred to transport LNG to its customers in the line item cost of sales in the accompanying statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs amounted to $1,391, $439, and $44 for the years ended December 31, 2013, 2014, and 2015 respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock‑based payment arrangements, net of an estimated forfeiture rate, over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black‑Scholes option pricing model, which requires the input of certain assumptions, including the expected life of the stock‑based payment awards, stock price volatility and risk‑free interest rates. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its common stock on the date of grant.
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
Foreign currency transactions occur when there is a transaction denominated in other than the respective entity's functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the fiscal years ended December 31, 2013, 2014, and 2015, foreign exchange transaction gains and (losses) were included in other income (expense) and were $(1,196), $(3,188), and $975 respectively.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period. Diluted net loss per share is computed by dividing the net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock options and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive. In 2013, 5,000,000 shares of common stock subject to the GE Warrant, as defined and described in notes 9 and 11, were included in the basic and dilutive net loss per share calculation. On September 11, 2014, the Company determined it no longer met certain conditions required to include 4,000,000 of the shares of common stock subject to the GE Warrant in its weighted average share calculations. As a result, from September 11, 2014 to December 31, 2015 the Company (i) excluded 4,000,000 shares of common stock issuable upon exercise of the GE Warrant from the weighted average number of shares outstanding in the basic and diluted net loss per share calculations, and (ii) included the remaining 1,000,000 shares of common stock issuable upon exercise of the GE Warrant in the basic and diluted net loss per share calculations, as 500,000 shares were exercisable in 2012 upon the execution of the associated Credit Agreement, as defined and described in note 9, and an additional 500,000 shares became exercisable on December 31, 2014 in connection with an amendment to the Credit Agreement executed on December 29, 2014. On December 31, 2015, the Company terminated the Credit Agreement and as a result, 4,000,000 shares subject to the GE Warrant will not vest and will not become exercisable.
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive:

	2013	2014	2015
Stock options	11,526,998	11,486,301	11,487,938
Warrants	2,130,682	6,130,682	2,130,682
Convertibles notes	35,185,979	35,185,979	35,185,979
Restricted stock units	1,590,836	2,591,752	3,419,776
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive income (loss) for the years ended December 31, 2013, 2014, and 2015 was primarily comprised of the Company's foreign currency translation adjustments. During 2014, the Company converted a long-term equity intra-entity investment to equity and the related translation adjustments were reclassified to additional paid-in capital.
Concentration of Credit Risk
Credit is extended to all customers based on financial condition, and collateral is generally not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies. However, certain international customers have historically been slower to pay on trade receivables. Accordingly, the Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. In addition, through Export Development Canada, Clean Energy Compression maintains accounts receivable insurance on a substantial portion of its foreign trade receivables, which covers up to 90% of the related outstanding balance. Although credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation ("FDIC"), Canadian Deposit Insurance Corporation ("CDIC"), and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC insurance limits were $88,740 and $40,691 as of December 31, 2014 and 2015, respectively.
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements, and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of fiscal 2018. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption permitted and the guidance may be applied either prospectively or retrospectively. The Company has adopted this standard, which did not have a material impact on our financial statements, in our December 31, 2015 financial statements on a prospective basis.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, changing the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard early to apply to the annual period ended December 31, 2015 and prospective annual periods, and it did not have a material impact on the Company’s financial statements for its fiscal year ended December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest, requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the first quarter of fiscal 2016. Early adoption was permitted but the Company did not elect early adoption. As of December 31, 2015, the Company has $4,023 of unamortized debt issuance costs.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual reporting periods beginning after 15 December 2017, including interim reporting periods within that reporting period, which for the Company is the first quarter of fiscal 2018, using one of two prescribed retrospective methods. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity's ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will need to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity's ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements

(2) Acquisitions and Divestitures
BAF
On June 28, 2013, the Company, entered into and closed a stock purchase agreement (the "BAF Sale Agreement") with Westport Innovations Inc. ("Westport") and Westport Innovations (U.S.) Holdings Inc., a wholly owned subsidiary of Westport (together with Westport, the "Westport Parties"). Under the terms of the BAF Sale Agreement, on June 28, 2013, the Westport Parties purchased all of the outstanding capital stock of BAF Technologies, Inc. ("BAF"), including BAF's 100% ownership interest of ServoTech Engineering, Inc., for 816,460 shares of Westport's common stock. Pursuant to the BAF Sale Agreement, the Company was issued 718,485 shares of Westport's common stock on June 28, 2013 and 97,975 shares of Westport's common stock (the "Holdback Shares") were retained by Westport for one year as security for the Company's indemnification obligations under the BAF Sale Agreement. At the end of June 2014, the Company was issued 94,914 of the Holdback Shares, with the remaining 3,061 Holdback Shares remaining unissued as a result and in full satisfaction of an indemnity claim under the BAF Sale Agreement. In July 2013, the Company sold the 718,485 shares it received upon closing for net proceeds of $23,722. In July 2014, the Company sold all of the Holdback Shares it received for net proceeds of $1,727. Further, during August 2013, the Westport Parties repaid $2,478 of certain intercompany indebtedness of BAF to the Company following the conclusion of applicable post-closing adjustment procedures contemplated in the BAF Sale Agreement.
The fair value of the 816,460 shares of Westport's common stock on June 28, 2013 was $27,221, and the Company recognized an initial gain of $15,498 on June 28, 2013 related to the transaction. In December 2013, the Company wrote down the value of the Holdback Shares by $1,383, which resulted in an adjusted gain of $14,115 on the transaction. In July 2014, the Company wrote down the value of the Holdback Shares by an additional $122, which resulted in an adjusted gain of $13,993 on the transaction. The value of the shares of Westport's common stock received by the Company has been excluded from the Company's consolidated statements of cash flows as it is a non-cash investing activity. The gain was recorded in the line item gain from sale of subsidiary in the Company's consolidated statements of operations.
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
MGES
On May 6, 2013, the Company entered into and closed a stock purchase agreement with Mansfield Energy Corp. ("Mansfield") and its wholly owned subsidiary Mansfield Gas Equipment Systems Corporation ("MGES"). MGES is primarily engaged in the business of providing CNG station design and construction and CNG equipment repair and maintenance services. Under the terms of the stock purchase agreement, the Company purchased from Mansfield all of the outstanding

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(2) Acquisitions and Divestitures (Continued)

capital stock of MGES for $20,000, payable 50% in cash and 50% in shares of the Company's common stock. Upon closing, the Company delivered $9,000 in cash and 761,545 shares of the Company's common stock, and retained $1,000 in cash as security for Mansfield's indemnification obligations under the stock purchase agreement. On the first anniversary of the closing date, the Company delivered the retained amount of $1,000 to Mansfield. In addition, in August 2013, the Company paid Mansfield an additional $563 following the conclusion of applicable post-closing adjustment procedures contemplated by the stock purchase agreement. The fair value of the Company's common stock delivered to Mansfield is excluded from the Company's consolidated statements of cash flows as it is a non-cash investing activity. The Company filed with the Securities and Exchange Commission a registration statement covering the resale of such shares, and the registration statement was declared effective in August 2013.
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
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement ("UPA") with NG Advantage, LLC ("NG Advantage"). NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, which do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company's initiative to deliver natural gas to industrial and institutional energy users. Under the terms of the UPA, the Company paid NG Advantage $37,650 for a 53.3% controlling interest in NG Advantage. $19,000 of the purchase price was paid in cash on October 14, 2014 and the remaining $18,650 of the purchase price was paid in the form of an unsecured promissory note issued by the Company (the "NG Advantage Note"). The principal amount of the NG Advantage Note was paid by the Company in two payments as follows: (i) $3,000 was paid on January 13, 2015 and (ii) the remaining $15,650 was paid on April 1, 2015. The NG Advantage Note did not bear interest. The fair value of the NG Advantage Note delivered to NG Advantage is excluded from the Company's consolidated statements of cash flows as it is a non-cash investing activity. The consideration paid is accounted for as an intercompany transaction, as NG Advantage's financial results are included in the Company's consolidated financial statements.
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
In connection with its purchase of a controlling interest in NG Advantage, the Company assumed debt of $20,439 on a consolidated basis related to purchases of capital assets and working capital needs. Immediately after the Company's purchase of the controlling interest, $10,361 of such debt was paid with proceeds of the Company's investment in NG Advantage, and the related debt instruments were canceled.
Management allocated approximately $5,600 of the purchase price to the identifiable intangible assets related to customer relationships and trade names that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over the estimated useful lives of such assets ranging from four to seven years. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill, which primarily represents additional market share available to the Company as a result of the acquisition, and is not deductible for income tax purposes.
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
DCE and DCEMB
On September 4, 2014, Mavrix, LLC ("Mavrix"), a wholly owned subsidiary of the Company, sold to Cambrian Energy McCommas Bluff III LLC ("Cambrian") 19% of its then-70% interest in Dallas Clean Energy, LLC ("DCE"). On December 29, 2014, Mavrix entered into a Membership Interest Purchase Agreement (the "Agreement") with Cambrian, pursuant to which Mavrix sold to Cambrian its entire remaining 51% interest in DCE. DCE owns all of the equity interests in Dallas Clean Energy McCommas Bluff, LLC ("DCEMB"), which owns a RNG extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. As consideration for the sale of DCE, the Company, through Mavrix, received $6,992 in cash in September 2014, $40,588 in cash in December 2014 and $1,118 in cash in September 2015 due to the results of certain performance tests performed at the McCommas Bluffs project in accordance with the terms of the Agreement. The Company continues to have the right to market and sell biomethane produced at the McCommas Bluff project under its Redeem™ renewable natural gas vehicle fuel brand. The transaction resulted in a total gain of $12,935, comprised of $11,998 and $937 that was recorded in the line item gain from the sale of subsidiary in the Company's statements of operations for 2014 and 2015, respectively. Included in the determination of the total gain is goodwill of $7,386 that was allocated to the disposed business based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.
The Company determined that the disposal did not meet the definition of a discontinued operation as the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company's strategy.
(3) Restricted Cash

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2014 and 2015:

	December 31, 2014	December 31, 2015
Short-term restricted cash:
Standby letters of credit	$1,753	$1,631
Canton Bonds (see note 9)	4,259	2,609
Total short-term restricted cash	$6,012	$4,240
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
The Company reviews available-for-sale investments for other- than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2015, the Company believes its carrying values for its available-for-sale investments are properly recorded.
Short-term investments as of December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$38,668	$(16)	$38,652
Zero coupon bonds	3,308	(2)	3,306
Corporate bonds	45,274	(41)	45,233
Certificate of deposits	35,355	—	35,355
Total short-term investments	$122,605	$(59)	$122,546
Short-term investments as of December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$16,797	$(7)	$16,790
Zero coupon bonds	500	(1)	499
Corporate bonds	37,181	(77)	37,104
Certificate of deposits	48,551	—	48,551
Total short-term investments	$103,029	$(85)	$102,944
(5) Other Receivables
Other receivables at December 31, 2014 and 2015 consisted of the following:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	2014	2015
Loans to customers to finance vehicle purchases	$8,257	$10,531
Accrued customer billings	10,143	7,106
Fuel tax and carbon credits	34,250	40,730
Other	3,573	2,300
	$56,223	$60,667
(6) Land, Property and Equipment
Land, property and equipment at December 31, 2014 and 2015 are summarized as follows:

	2014	2015
Land	$2,858	$2,858
LNG liquefaction plants	94,636	94,634
RNG plants	45,359	46,397
Station equipment	265,086	316,258
LNG trailers	40,067	50,414
Other equipment	74,796	83,687
Construction in progress	163,737	139,586
	686,539	733,834
Less accumulated depreciation	(172,270)	(217,510)
	$514,269	$516,324
Included in the land, property and equipment are capitalized software costs of $21,004 and $22,886 as of December 31, 2014 and December 31, 2015, respectively. The accumulated amortization on the capitalized software costs is $10,740 and $13,793 as of December 31, 2014 and December 31, 2015, respectively. The Company recorded $3,079, $2,993, and $3,053 of amortization expense related to the capitalized software costs in 2013, 2014 and 2015, respectively.
As of December 31, 2014 and 2015, $11,032 and $5,955, respectively, are included in accounts payable balances, which amounts are related to purchases of property and equipment within the respective year. These amounts are excluded from the consolidated statements of cash flows as they are non-cash investing activities.
(7) Investment in Other Entities
The Company previously invested in Clean Energy del Peru ("Peru JV"), a joint venture in Peru that operated CNG stations. The Company accounted for its investment in Peru JV under the equity method of accounting as the Company had the ability to exercise significant influence over Peru JV's operations while the Company maintained an ownership interest in Peru JV. In March 2013, the Company completed the sale of its entire ownership interest in Peru JV for $6,119 after receiving a dividend distribution of $1,091, and recognized a gain of $4,705.
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC ("MCEP"), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the U.S. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting as the Company has the ability to exercise significant influence over MCEP's operations. The Company recorded a loss from this investment of $490 and $815 has an investment balance of $5,510 and $4,695 at December 31, 2014 and December 31, 2015, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8) Accrued Liabilities
Accrued liabilities at December 31, 2014 and 2015 consisted of the following:

	2014	2015
Salaries and wages	$9,041	$9,537
Accrued gas and equipment purchases	12,340	14,133
Accrued property and other taxes	5,178	5,344
Accrued professional fees	1,084	1,105
Accrued employee benefits	3,208	3,042
Accrued warranty liability	2,302	1,826
Accrued interest	3,748	3,718
Other	19,859	20,377
	$56,760	$59,082

(9) Debt
Debt and capital lease obligations at December 31, 2014 and 2015 consisted of the following and are further discussed below:

	December 31, 2014	December 31, 2015
7.5% Notes(1)	$150,000	$150,000
SLG Notes	145,000	145,000
5.25% Notes	250,000	250,000
Canton Bonds	12,150	10,910
Capital lease obligations	2,692	6,448
Other debt	10,828	10,056
Total debt and capital lease obligations	570,670	572,414
Less amounts due within one year	(4,846)	(150,129)
Total long-term debt and capital lease obligations	$565,824	$422,285
(1) Included in the 7.5% Notes is $65,000 in principal amount held by T. Boone Pickens, which are classified as “Long-term debt, related party” on the consolidated balance sheets. See below for additional information.
The following is a summary of aggregate maturities of long-term debt and capital lease obligations for each of the years ending December 31:

	2016	2017	2018	2019	2020	Thereafter
7.5% Notes(1)	—	—	50,000	50,000	50,000	—
SLG Notes	145,000	—	—	—	—	—
5.25% Notes	—	—	250,000	—	—	—
Canton Bonds	1,390	1,420	1,460	1,555	1,665	3,420
Capital lease obligations	1,294	1,329	1,427	1,425	440	533
Other debt	2,445	2,706	2,227	1,671	1,007	—
Total	$150,129	$5,455	$305,114	$54,651	$53,112	$3,953

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

7.5% Notes
On July 11, 2011, the Company entered into a loan agreement (the "CHK Agreement") with Chesapeake NG Ventures Corporation ("Chesapeake"), an indirect wholly owned subsidiary of Chesapeake Energy Corporation, whereby Chesapeake agreed to purchase from the Company up to $150,000 of debt securities pursuant to the issuance of three convertible promissory notes over a three-year period, each having a principal amount of $50,000 (each a "CHK Note" and collectively the "CHK Notes" and, together with the CHK Agreement and other transaction documents, the "CHK Loan Documents"). The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012.
On June 14, 2013 (the "Transfer Date"), Boone Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the "Buyers"), and Chesapeake entered into a note purchase agreement ("Note Purchase Agreement") pursuant to which Chesapeake sold the outstanding CHK Notes (the "Sale") to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the "Assignment"), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the "Assumption"). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.
Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (collectively, the "Amended Agreements"). The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the new ownership of the CHK Notes. Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the "June Advance"). In addition, the Company canceled the existing CHK Notes and issued replacement notes, and the Company also issued notes to the Buyers in exchange for the June Advance (the replacement notes and the notes issued in exchange for the June Advance are referred to herein as the "7.5% Notes").
The 7.5% Notes have the same terms as the original CHK Notes, other than changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $15.80 per share (the "7.5% Notes Conversion Price"). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company's common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of its common stock if, following the second anniversary of the issuance of a 7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its original issuance date and the Company may repay each 7.5% Note in shares of its common stock or cash. All of the shares issuable upon conversion of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of LNG stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. At December 31, 2015, none of the proceeds from the 7.5% Notes were included in restricted cash as the Company had used the funds primarily to build LNG fueling stations. No events of default under the 7.5% Notes had occurred as of December 31, 2015.
On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of the 7.5% Notes to certain third parties.
As a result of the foregoing transactions, as of December 31, 2015, (i) Boone Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4,113,924 shares of the Company's common stock, (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, which 7.5% Notes are convertible into approximately 5,063,291 shares of the Company's common stock, and (iii) other third parties hold 7.5% Notes in the aggregate principal amount of $5,000, which 7.5% Notes are convertible into approximately 316,456 shares of the Company's common stock.
SLG Notes

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

On August 24, 2011, the Company entered into convertible note purchase agreements (each, an "SLG Agreement" and collectively the "SLG Agreements") with each of Springleaf Investments Pte. Ltd., a wholly-owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly-owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a "Purchaser" and collectively, the "Purchasers"), whereby the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible promissory notes due in August 2016 (each a "SLG Note" and collectively the "SLG Notes"). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte. LTD transferred $24,000 in principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte Ltd.
The SLG Notes bear interest at the rate of 7.5% per annum and are convertible at the option of each Purchaser into shares of the Company's common stock at a conversion price of $15.00 per share (the "SLG Conversion Price"). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company's common stock at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into shares of its common stock if, following the second anniversary of the issuance of the SLG Notes, such shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance and the Company may repay the principal balance of each SLG Note in shares of its common stock or cash. All of the shares issuable upon conversion of the SLG Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The SLG Agreements include certain affirmative and negative covenants relating to the Company’s operations, including, among others, a prohibition on the Company’s declaration or payment of any dividends or distributions with respect to its capital stock, except for those payable solely with the Company’s common stock, without the prior consent of a majority of the holders of the outstanding SLG Notes. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. No events of default under the SLG Notes had occurred as of December 31, 2015.
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
On February 29, 2016, the Company repaid $60,000 in cash of the $145,000 outstanding principal amount of the SLG Notes.
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
Holders may convert their 5.25% Notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.25% Notes. Upon conversion, the Company will deliver a number of shares of its common stock, per $1 principal amount of 5.25% Notes, equal to the conversion rate then in effect (together with a cash payment in lieu of any fractional shares). The initial conversion rate for the 5.25% Notes is 64.1026 shares of the Company's common stock per $1 principal amount of 5.25% Notes (which is equivalent to an initial conversion price of approximately $15.60 per share of the Company's common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events as described in the Indenture.

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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default had occurred under the 5.25% Notes as of December 31, 2015.
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
On February 18, 2016, the Company paid $16,761 in cash to retire $32,500 par value and accrued interest of the $250,000 of the 5.25% Notes.
Canton Bonds
On March 19, 2014, Canton Renewables LLC ("Canton"), a wholly owned subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC—Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the "Canton Bonds").
The Canton Bonds were issued by the Michigan Strategic Fund (the "Issuer") and the proceeds of the issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014 (the "Loan Agreement"). The Canton Bonds are expected to be repaid from revenue generated by Canton from the sale of RNG and are secured by the revenue and assets of Canton. The Canton Bond repayments will be amortized through July 1, 2022, the average coupon interest rate on the Canton Bonds is 6.6%, and all but $1,000 of the principal amount of the Canton Bonds is non-recourse to Canton's parent companies, including the Company.
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
The Loan Agreement contains customary events of default, with customary cure periods, including without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Canton Bonds that was entered into between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement. No events of default had occurred as of December 31, 2015.
Other Debt
The Company has other debt due at various dates through 2020 bearing interest at rates up to 19.33% and with a weighted average interest rate of 6.80% and 6.35% as of December 31, 2014 and 2015, respectively.
December 2015 Termination of GE Credit Agreement
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
The Credit Agreement included a commitment fee on the unutilized loan amounts of 0.5% per annum, which was $1,014 for each of the years ended December 31, 2013 and 2014 and 2015 and was charged to interest expense in the consolidated statements of operations.
Concurrently with the execution of the Credit Agreement, the Company issued to GE a warrant to purchase up to 5,000,000 shares of its common stock at a price of $0.01 per share (the "GE Warrant"). See note 11 for further information.
On December 29, 2014, the Borrowers and GE entered into an amendment to the Credit Agreement providing, among other things, that (i) the Credit Agreement would terminate if the initial loans under the Credit Agreement (collectively, "Loans") for the Projects were not made prior to December 31, 2016 (rather than December 31, 2015, as the Credit Agreement originally provided), (ii) each Project was required to be completed by the earlier of (a) the date that is thirty months after the funding of the initial Loans with respect to such Project and (b) December 31, 2018 (rather than December 31, 2016, as the Credit Agreement originally provided), and (iii) prior to the funding of the Loans, the Borrowers were required to enter into agreements with GE Oil & Gas, Inc. relating to the purchase of equipment for the Projects.
On December 31, 2015, the Company terminated the Credit Agreement and related documents but excluding the GE Warrant which remains outstanding, although 4,000,000 shares subject to the GE Warrant will not vest and will not become exercisable; see note 11 for further information. No amounts had been borrowed by the Borrowers under the Credit Agreement as of its termination. As a result of the termination of the Credit Agreement, all related unamortized deferred financing costs that were to be amortized to interest expense in future periods have been removed from the balance sheet and a non-cash charge totaling $54.9 million was recorded in interest expense in the fourth quarter of 2015.
December 2014 Termination of Mavrix Note
On April 25, 2013, Mavrix entered into a note purchase agreement (the “NPA”) with Massachusetts Mutual Life Insurance (the “Note Purchaser”) and issued to the Note Purchaser a secured multi draw promissory note (the “Mavrix Note”) in the maximum aggregate principal amount of $30,000. The Note Purchaser funded $15,000 under the Mavrix Note during 2013. In connection with the Company’s sale of its interests in DCE and DCEMB, on December 29, 2014, Mavrix paid $13,594 to the Note Purchaser as payment in full of all outstanding indebtedness under the NPA and the Maxrix Note. Such amount includes approximately $750 as payment of an early termination fee required pursuant to the terms of the NPA and the Mavrix Note. Concurrently with such payment, the NPA, the Mavrix Note and all other documents related thereto were terminated in full.
PlainsCapital Bank Credit Facility

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

On February 29, 2016, the Company entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility are due and payable on February 29, 2017. Simultaneously, the Company drew down $50,000 under this Credit Facility. The Credit Facility is evidenced by a promissory note we issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of our obligations to Plains under the LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).
The Plains Loan Documents include certain covenants and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA.
(10) Derivative Transactions
The Company had no commodity futures contracts or forward exchange contracts outstanding during 2015. The Company marks -to -market its open futures positions and forward exchange contracts at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the consolidated statements of operations or in accumulated other comprehensive income (loss) in the consolidated balance sheets in accordance with the applicable accounting guidance. In the years ended December 31, 2013, and 2014, the Company recorded unrealized gains of $2,151, and $108, respectively, in other comprehensive income (loss) related to its futures contracts. Of the Company's net futures contracts liability of $107 at December 31, 2013, $5 was recorded as an asset in prepaid expenses and other current assets and $112 was recorded as an accrued liability in the Company's consolidated balance sheet at December 31, 2013. The Company's ineffectiveness related to its futures contracts and forward exchange contracts for the year ended December 31, 2013 was insignificant. During the years ended December 31, 2013 and 2014, the Company recognized a loss of $2,370 and $65, respectively, in cost of sales in the accompanying consolidated statements of operations related to its futures contracts that were settled during the respective years. These amounts were reclassified from accumulated other comprehensive income (loss).
(11) Stockholders' Equity
Authorized Shares
The Company's certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2015, the Company was authorized to issue 225,000,000 shares, of which 224,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.
Dividend Provisions
The Company did not declare or pay any dividends during the years ended December 31, 2013, 2014 or 2015.
Voting Rights
Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.
Issuance of Common Stock and Warrants
Unit Sale and Issuance
On October 28, 2008, the Company entered into a placement agent agreement (the "Placement Agent Agreement") relating to the sale and issuance by the Company to select investors of 4,419,192 units (the "Units"), with each Unit consisting

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(11) Stockholders' Equity (Continued)

of (i) one share of the Company's common stock, (ii) a warrant to purchase up to 0.75 shares of the Company's common stock (the "Series I Warrant"), and (iii) one warrant to purchase up to 0.2571 shares of the Company's common stock (the "Series II Warrant"). The price of each Unit was $7.92 per Unit. The transaction closed on November 3, 2008, and the Company issued 4,419,192 shares of common stock, Series I Warrants to purchase up to 3,314,394 shares of common stock, and Series II Warrants to purchase up to 1,136,364 shares of common stock. The Company received approximately $32,484 after deducting the placement agent's fees and other offering expenses related to the Unit sale. The Company allocated $19,166, $9,745 and $3,573 of the proceeds to the common stock, the Series I Warrants and the Series II Warrants, respectively.
The Series I Warrants became exercisable beginning six months from the date of issuance, have a term of seven years from the date they became exercisable, and carry an exercise price of $12.54 per share. On November 10, 2010, the Company entered into an amendment with one of the holders of the Series I Warrants pursuant to which the expiration date of such warrant for the purchase of 1,183,712 shares of common stock was changed to November 10, 2010. In consideration of the modification to the expiration date, the Company agreed to pay the holder of such warrant approximately $3,172. The Company received notice on November 10, 2010 that such warrant was being exercised in full, and issued 1,183,712 shares of its common stock for an aggregate exercise price of approximately $15,009. Upon exercise, the Company recognized a gain of approximately $3,208 related to the transaction. For additional information on the Series I Warrants, see note 18.
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
GE Warrant
Concurrently with the execution of the Credit Agreement on November 7, 2012, the Company issued to GE the GE Warrant, which entitled GE to purchase up to 5,000,000 shares of the Company's common stock at a price per share of $0.01. At issuance, 500,000 shares were immediately exercisable and an additional 500,000 shares became exercisable on December 31, 2014. The Company terminated the Credit Agreement on December 31, 2015 and as a result, the remaining 4,000,000 shares subject to the GE Warrant will not vest and will not become exercisable.
The GE Warrant terminates on November 7, 2022. During the exercise period, if the Company issues or sells any shares of its common stock other than exempted securities (as defined in the GE Warrant) for a price per share less than a price equal to 80% of the market price on the day of such issuance or sale, then, immediately after such issuance and sale, the number of shares then purchasable shall be increased on a proportionate basis by a formula set forth in the GE Warrant. All of the shares issuable upon exercise of the GE Warrant have been registered for resale by the holder thereof pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission.
The Company measured the fair value of the original 5,000,000 shares subject to the GE Warrant at $56,158 and recorded the amount in additional paid-in-capital and other long-term assets as a deferred financing cost. The fair value of the 500,000 shares that were immediately exercisable and the 500,000 shares that became exercisable on December 31, 2014 were being amortized over the estimated term of the Credit Agreement on the straight-line basis. The issuance of the GE Warrant is not included in the consolidated statements of cash flows as it is a non-cash financing activity.
In connection with the termination of the Credit Agreement, all related unamortized deferred financing costs that were to be amortized to interest expense in future periods have been eliminated from the balance sheet in full through a non-cash charge to earnings, reported in interest expense, of $54,925 in the fourth quarter of 2015. See note 9 for further information.
At-The-Market Offering Program
On November 11, 2015, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal, pursuant to which the Company may issue and sell, from time to time, through or to Citigroup shares of its common stock having an aggregate offering price of up to $75,000 in an “at-the-market” offering program (the “ATM Program”). As of December 31, 2015, the Company received $6,450 in proceeds, net of $493 in fees and issuance costs, and issued 1,561,902 shares of its common stock in the ATM Program.
Other

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(11) Stockholders' Equity (Continued)

At December 31, 2015, third parties held outstanding warrants, which expire in 2020, to purchase equity interests in NG Advantage. Such warrants allow a purchase up to 127,200 shares of NG Advantage common units and are treated as liability-classified warrants. The fair value was $630 and $561 as of December 31, 2014 and 2015, respectively and the gain from the change in fair value was $0 and $69 for 2014 and 2015, respectively. See note 18.
Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the consolidated statements of operations:

	Years Ended December 31,
	2013	2014	2015
Stock-based compensation expense, net of $0 tax in 2013, 2014 and 2015	$23,008	$11,514	$10,779
Equity Incentive Plans
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
In December 2006, the Company adopted its 2006 Equity Incentive Plan ("2006 Plan"). The 2006 Plan was effective on May 24, 2007, the date the Company completed its initial public offering of common stock. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan. Unissued awards under the 2002 Plan are available for future grant under the 2006 Plan. If any outstanding option under the 2002 Plan expires or is canceled, the shares allocable to the unexercised portion of that option will be added to the share reserve under the 2006 Plan and will be available for grant under the 2006 Plan. As of December 31, 2015, the Company had 19,890,500 shares approved for issuance under its option plans. At December 31, 2015, the Company had 262,461 shares available for future grant under the 2006 Plan.
Stock Options
The following table summarizes the Company's stock option activity:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(11) Stockholders' Equity (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2012	12,083,677	$11.75
Granted	98,500	13.47
Exercised	(119,349)	5.24
Forfeited or Expired	(535,830)	12.64
Options Outstanding at December 31, 2013	11,526,998	$11.79
Granted	957,000	10.23
Exercised	(468,279)	3.78
Forfeited or Expired	(529,418)	13.40
Options Outstanding at December 31, 2014	11,486,301	$11.91
Granted	1,415,200	5.39
Exercised	(608,279)	2.96
Forfeited or Expired	(805,284)	14.04
Options Outstanding at December 31, 2015	11,487,938	$11.44	4.93	—
Options Exercisable at December 31, 2015	9,736,608	$12.32	4.13	—
As of December 31, 2015, there was $4,907 of total unrecognized compensation cost related to unvested shares underlying outstanding stock options. That cost is expected to be expensed over a remaining weighted average period of 2.28 years. The total fair value of shares vested during the year ended December 31, 2015 was $7,958.
The intrinsic value of all stock options exercised during 2013, 2014 and 2015 was $935, $2,568 and $2,197 respectively.
The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Years Ended December 31,
	2013	2014	2015
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.0% to 55.6%	52.3% to 67.0%	59.2% to 72.0%
Risk-free interest rate	1.0% to 1.9%	1.1% to 1.8%	1.7% to 1.8%
Expected life in years	6.0	6.0	6.0
The weighted-average grant date fair values of stock options granted during the years ended December 31, 2013, 2014 and 2015, were $6.86, $5.32 and $3.29, respectively. The volatility amounts used during the periods were estimated based on the Company's historical volatility and the Company's implied volatility of its traded options. The expected lives used during the periods were based on historical exercise periods and the Company's anticipated exercise periods for its outstanding stock options. The risk free interest rates used during the periods were based on the U.S. Treasury yield curve for the expected life of the stock options at the time of grant. The Company recorded $13,751, $7,286 and $5,195 of stock option expense during the years ended December 31, 2013, 2014 and 2015, respectively. The Company has not recorded any tax benefit related to its stock option expense.
Market-Based Performance Restricted Stock Units
The Company granted 2,034,500 market-based performance restricted stock units ("Market-Based RSUs") to certain key employees during 2012 and 2014. A holder of Market-Based RSUs will receive one share of the Company's common stock for each Market-Based RSU held if (x) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company's common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(11) Stockholders' Equity (Continued)

price of the Company's common stock on the Market-Based RSU grant date (the "Stock Price Condition") and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs are automatically forfeited. As a result, on January 25, 2016, Market-Based RSUs granted in January 2012 and entitling the holders to receive 1,215,000 shares of the Company’s common stock were forfeited for failure to satisfy the applicable Stock Price Condition.
The Market-Based RSUs are subject to the terms and conditions of the 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.
The following table summarizes the Company's Market-Based RSU activity:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU Outstanding at December 31, 2012	1,545,000	$11.42
Granted	—	—
Vested	—	—
Forfeited or Expired	—	—
RSU Outstanding at December 31, 2013	1,545,000	$11.42
Granted	489,500	8.26
Vested	—	—
Forfeited or Expired	(265,500)	10.62
RSU Outstanding at December 31, 2014	1,769,000	$10.67
Granted	—	—
Vested	—	—
Forfeited or Expired	—	—
RSU Outstanding and Unvested at December 31, 2015	1,769,000	$10.67	0.58
As of December 31, 2015, there was $2,063 of total unrecognized compensation cost related to unvested shares underlying outstanding Market-Based RSUs. That cost is expected to be expensed over a remaining weighted average period of 0.09 year.
The Company recorded $8,821, $2,556 and $1,770 of expense in 2013, 2014 and 2015, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.
Service-Based Restricted Stock Units
The Company has granted service-based restricted stock units ("Service-Based RSUs") to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The Service-Based RSUs are subject to the terms and conditions of the 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.
The following table summarizes the Company's Service-Based RSU activity:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(11) Stockholders' Equity (Continued)

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU Outstanding at December 31, 2012	—	$—
Granted	45,836	13.09
Vested	—	—
Forfeited or expired	—	—
RSU Outstanding at December 31, 2013	45,836	$13.09
Granted	792,500	5.54
Vested	(15,584)	13.09
Forfeited or expired	—	—
RSU Outstanding at December 31, 2014	822,752	$5.82
Granted	1,167,750	5.38
Vested	(283,726)	5.94
Forfeited or expired	(56,000)	5.57
RSU Outstanding and Unvested at December 31, 2015	1,650,776	$5.50	2.19
As of December 31, 2015, there was $7,535 of total unrecognized compensation cost related to unvested shares underlying outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted average period of 2.25 years.
The Company recorded $51, $365 and $2,622 of expense in 2013, 2014 and 2015, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.
The fair value of each Service-Based RSU granted during the year ended December 31, 2015 was estimated using the closing stock price of the Company's common stock on the date of grant.
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
The Company recorded $29, $67 and $50 of expense related to the ESPP during 2013, 2014 and 2015, respectively. The Company has not recorded any tax benefits related to its ESPP expense. As of December 31, 2015, the Company had issued an aggregate of 152,389 shares pursuant to the ESPP.
Non-Qualified Non-Public Subsidiary Unit Options
In September 2013, the Company's wholly owned subsidiary Clean Energy Renewables adopted a unit option plan (the "Clean Energy Renewables Plan"). 150,000 Class B units representing membership interests in Clean Energy Renewables were initially reserved for issuance under the Clean Energy Renewables Plan.
The following table summarizes Clean Energy Renewables' unit option activity during the year ended December 31, 2015:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(11) Stockholders' Equity (Continued)

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2012	—	$—
Options granted	115,000	40.80
Options exercised	—	—
Options forfeited or expired	—	—
Options Outstanding at December 31, 2013	115,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Options Outstanding at December 31, 2014	115,000	$40.80
Options granted	—	—	—	—
Options exercised	—	—
Options forfeited or expired	(7,000)	40.80
Options Outstanding and non-vested, December 31, 2015	108,000	$40.80		$—
As of December 31, 2015, there was $803 of total unrecognized compensation cost related to unvested units underlying outstanding unit options. That cost is expected to be expensed over a remaining period of 0.50 years.
The fair value of each unit option is estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

Dividend yield	0.0%
Expected volatility	96.4%
Risk-free interest rate	1.9%
Expected life in years	6.0
The grant date fair value of unit options granted in September 2013 was $31.65, which was determined contemporaneously with the unit option grants. The volatility amounts used during the period were estimated based on the historical volatility of a certain peer group of Clean Energy Renewables for a period commensurate with the expected life of the unit options granted. The expected life used was Clean Energy Renewables' anticipated exercise periods for its outstanding unit options. The risk free interest rate was based on the U.S. Treasury yield curve for the expected life of the unit options at the time of grant. Clean Energy Renewables recorded $356, $1,240 and $1,115 of unit option expense during 2013, 2014 and 2015, respectively. Clean Energy Renewables has not recorded any tax benefit related to its unit option expense.

(12) Income Taxes
The components of loss before income taxes for the years ended December 31, 2013, 2014 and 2015 are as follows:

	2013	2014	2015
U.S.	$(40,195)	$(64,913)	$(111,437)
Foreign	(23,009)	(24,871)	(22,407)
	$(63,204)	$(89,784)	$(133,844)
The provision for income taxes consists of the following:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Income Taxes (Continued)

	2013	2014	2015
Current:
Federal	$87	$190	$9
State	310	238	248
Foreign	2,910	1,017	912
Total current	3,307	1,445	1,169
Deferred:
Federal	134	29	337
State	47	(10)	71
Foreign	227	(389)	37
Total deferred	408	(370)	445
Total	$3,715	$1,075	$1,614
Income tax expense for the years ended December 31, 2013, 2014 and 2015 differs from the "expected" amount computed using the federal income tax rate of 35% as a result of the following:

	2013	2014	2015
Computed expected tax (benefit)	$(22,121)	$(30,415)	$(46,846)
Nondeductible expenses	7,216	10,690	24,998
Tax rate differential on foreign earnings	2,993	5,733	3,701
Basis difference on sale	(6,457)	—	—
Tax credits	(35,604)	(8,286)	(9,988)
Other	82	(1,121)	(372)
Change in valuation allowance	57,606	24,474	30,121
Total tax expense	$3,715	$1,075	$1,614
During 2013, federal tax legislation extended the VETC through December 31, 2013 with retroactive effect to the beginning of 2012, during 2014, federal tax legislation extended the VETC through December 31, 2014 with retroactive effect to the beginning of 2014 and during 2015, federal tax legislation extended the VETC through December 31, 2016 with retroactive effect to the beginning of 2015. Additionally, in 2013 federal tax guidance was issued that clarified that the VETC in excess of the Company's fuel tax obligation, which is collected from customers, can be excluded from taxable income. The Company recorded a federal tax benefit of $9,298, $8,221 and $7,068 related to the exclusion of VETC associated with 2015 2014 and 2013 fuel sales in excess of its fuel tax obligation and a federal tax benefit of $27,497 was recorded in 2013 related to the exclusion of similar VETC amounts associated with fuel sales from 2006 through 2012. These amounts increased the Company's deferred tax asset attributed to its federal net operating loss carryforwards and the Company's deferred tax asset valuation allowance.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2014 and 2015 are as follows:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Income Taxes (Continued)

	2014	2015
Deferred tax assets:
Accrued expenses	$4,834	$4,512
Sales-type leases	908	154
Alternative minimum tax and general business credits	4,966	5,780
Derivative loss	527	—
Stock option expense	21,741	23,113
Other	2,596	2,283
Loss carryforwards	147,706	174,157
Total deferred tax assets	183,278	209,999
Less valuation allowance	(160,436)	(189,203)
Net deferred tax assets	22,842	20,796
Deferred tax liabilities:
Depreciation and amortization	(20,028)	(17,398)
Goodwill	(3,864)	(4,600)
Partnership income	—	(293)
Total deferred tax liabilities	(23,892)	(22,291)
Net deferred tax liabilities	$(1,050)	$(1,495)
At December 31, 2015, the Company had federal, state and foreign net operating loss carryforwards of approximately $438,384, $336,251 and $58,090, respectively. The Company's federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2016 and 2028, respectively. The Company also has federal tax credit carryforwards of $5,572 that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.
In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2014 and 2015, the Company provided a valuation allowance of $160,436, and $189,203, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The net increase in the valuation allowance for the years ended December 31, 2014 and 2015 was $23,468, and $28,767, respectfully. The changes in the valuation allowance were primarily attributable to operating losses incurred in certain jurisdictions for which a full valuation allowance was established.
As of December 31, 2015, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $2,828 resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.
The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $27,497 at December 31, 2015 included $692 of tax benefits that, if recognized, would reduce the Company's annual effective tax rate. The remaining $26,805, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2013, 2014 and 2015:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Income Taxes (Continued)

Unrecognized tax benefit—December 31, 2013	$17,398
Gross increases—tax positions in current year	4,722
Gross increases—tax positions in prior years	(146)
Unrecognized tax benefit—December 31, 2014	21,974
Gross increases—tax positions in current year	5,523
Gross increases—tax positions in prior years	—
Unrecognized tax benefit—December 31, 2015	$27,497
The increase in the Company's unrecognized tax benefits during 2014 and 2015 is primarily attributable to the portion of VETC offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during 2014 and 2015. The Company believes the portion of VETC that is offset by the fuel tax the Company collects from its customers can be excluded from taxable income, although the ultimate outcome of this tax position is uncertain.
FASB authoritative guidance requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount ultimately to be paid. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. In addition to the unrecognized tax benefits noted above, the Company accrued $120 and $178 of interest expense and penalties as of December 31, 2014 and 2015, respectively. The Company recognized interest expense related to uncertain tax positions of $48, $54 and $58 during 2013, 2014 and 2015, respectively.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years for 2011 through 2015 are subject to examination by various tax authorities. The Company is no longer subject to U.S. examination for years before 2012, and for state tax examinations for years before 2011.
A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest and penalties, in light of changing facts and circumstances. The amount of penalties accrued is immaterial. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve, or there could be a change in the amount of the Company's net operating loss. The resolution of a matter would be recognized as an adjustment to the provision for income taxes at the effective tax rate in the period of resolution. Other than an increase attributable to the VETC received in 2016 that offsets fuel tax liability, which cannot be accurately estimated, the Company does not expect a significant increase or decrease in its uncertain tax positions within the next twelve months.
(13) Commitments and Contingencies
Environmental Matters
The Company is subject to federal, state, local, and foreign environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations that would have a material impact on the Company's consolidated financial position, results of operations or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local and foreign environmental laws and regulations.
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity. However, the Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(13) Commitments and Contingencies (Continued)

Operating Lease Commitments
The Company leases facilities, including the land for its LNG production plant in Boron, California, and certain equipment under noncancelable operating leases expiring at various dates through 2038. The following schedule represents the future minimum lease obligations for all noncancelable operating leases as of December 31, 2015:

Fiscal year:
2016	$7,998
2017	7,750
2018	6,106
2019	5,909
2020	5,388
Thereafter	20,874
Total future minimum lease payments	$54,025
Rent expense, including variable rent, totaled $10,504, $10,140, and $8,629 for the years ended December 31, 2013, 2014 and 2015, respectively.
Long-Term Take-or-Pay Natural Gas Supply Contracts
In October 2007, the Company entered into an LNG supply contract with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) ("DGS") to purchase, on a take-or-pay basis, 45,000 gallons of LNG per day, which was increased to 65,000 gallons per day in March 2014, from a plant constructed by DGS in Ehrenberg, Arizona, which is near the California border. This obligation began in March 2010, and for the years ended December 31, 2013, 2014 and 2015, the Company paid approximately $11,404, $14,267, and $11,852 respectively, under this contract. The contract expires in October 2017. At December 31, 2015, the fixed commitments under this contract totaled approximately $4,579 and $3,816 for the years ending December 31, 2016 and 2017, respectively.
During 2015, the Company entered into a CNG supply contract with Jacksonville Transit Authority ("JTA") to purchase CNG, on a take-or-pay basis, starting in January of 2016 and extended to expire in December 2020. At December 31, 2015, the fixed commitments under the JTA contract totaled approximately $71, $203, $313, $429 and $548 for the years ending December 31, 2016, 2017, 2018, 2019, 2020, respectively.

(14) Geographic Information
Disclosures are required for certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” which assesses, how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.

The Company operates in a single segment to sell natural gas. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region. The assessment of operating results and the allocation of resources among the components of the business by the CODM are made on a project by project basis, rather than on a component-by-component basis, and are based on looking at the economics of a mix of product and services for a customer.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Several of the Company's functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exists among the Company's geographic areas. Geographic revenue data reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology. Accordingly, revenue, operating income (loss), and long-lived assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue by geographic area is based on where services are rendered and finished goods are sold. Operating income (loss) is based on the location of the entity selling the finished goods or providing the services.

	2013	2014	2015
Revenue:
United States	$292,250	$360,881	$330,003
Canada	13,922	16,241	21,818
Other	46,303	51,818	32,499
Total revenue	$352,475	$428,940	$384,320
Operating income (loss):
United States	$(44,797)	$(41,543)	$(33,067)
Canada	(1,594)	(3,087)	(4,980)
Other	(5,300)	(9,734)	(3,576)
Total operating income (loss)	$(51,691)	$(54,364)	$(41,623)
Long-lived assets:
United States	$544,638	$582,028	$582,644
Canada	103,997	85,984	68,292
Other	7,537	6,854	5,693
Total long-lived assets	$656,172	$674,866	$656,629
The Company's goodwill and intangible assets at December 31, 2013, 2014 and 2015 relate to its United States operations and its BAF (through June 28, 2013, see note 2), Clean Energy Compression, Clean Energy Cryogenics, and NG Advantage (beginning on October 14, 2014, see note 2) operations.
(15) 401(k) Plan
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may make discretionary contributions to the Savings Plans that are subject to limitations. For the years ended December 31, 2013, 2014 and 2015 the Company contributed approximately $1,448, $1,040, and $304 of matching contributions to the Savings Plan, respectively.
(16) Supplier Concentrations
During 2013, 2014 and 2015, the Company incurred approximately 3%, 4%, and 1% respectively, of its natural gas expense related to its LNG sales from Williams Gas Processing Company pursuant to a floating rate purchase contract that includes minimum purchase commitments. During 2013, 2014 and 2015, the Company incurred approximately 22%, 17%, and 16% respectively, of its natural gas expense related to its LNG sales from Shell Energy, which supplied the Company's LNG plant in California and supplies DGS's plant in Arizona, where the Company has a take or pay obligation to DGS. See note 13 for further information regarding the DGS take or pay obligation. During 2013, 2014 and 2015, the Company incurred approximately 7%, 3%, and 7%, respectively, of its natural gas costs related to its CNG operations from the SoCal Gas Company and San Diego Gas and Electric. The Company incurred approximately 24% and 19% of its natural gas expense related to its LNG and CNG purchases from BP Energy during 2014 and 2015, respectively. Vermont Gas Systems supplies

LEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(16) Supplier Concentrations (Continued)

natural gas to our subsidiary NG Advantage. For the years ended 2014 and 2015 Vermont Gas Systems accounted for approximately 0% and 10% of the Company's natural gas expense, respectively.
(17) Capitalized Lease Obligation and Receivables
The Company leases equipment under capital leases with a weighted-average interest rate of 9.71%. At December 31, 2015, future payments under these capital leases are as follows:

2016	$1,688
2017	1,738
2018	1,739
2019	1,633
2020	660
Thereafter	633
Total minimum lease payments	8,091
Less amount representing interest	(1,643)
Future minimum lease payments	6,448
Less current portion	(1,294)
Capital lease obligations, less current portion	$5,154
The value of the equipment under capital lease as of December 31, 2014 and 2015 was $4,898 and $8,970, with related accumulated amortization of $1,936 and $2,766, respectively.
The Company also leases certain fueling station equipment to certain customers under sales-type leases at a weighted average effective interest rate of 10.62%. The leases are payable in varying monthly installments through February 2018.
At December 31, 2015, future receipts under these leases are as follows:

2016	$563
2017	380
2018	251
2019	186
2020	186
Thereafter	1,798
Total	3,364
Less amount representing interest	(1,575)
$1,789
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
During the twelve months ended December 31, 2015, the Company's financial instruments consisted of available-for-sale securities, debt instruments and liability-classified warrants (some of which are our Series I Warrants). The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values at December 31, 2014 and 2015.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2015, respectively:

Description	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$35,355	$—	$35,355	$—
Municipal bonds and notes	38,652	—	38,652	—
Zero coupon bonds	3,306	—	3,306	—
Corporate bonds	45,233	—	45,233	—
Liabilities:
Warrants(2)	1,416	—	—	1,416

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$48,551	$—	$48,551	$—
Municipal bonds and notes	16,790	—	16,790	—
Zero coupon bonds	499	—	499	—
Corporate bonds	37,104	—	37,104	—
Liabilities:
Warrants(2)	632	—	—	632
_______________________________________________________________________________

(1)	Included in short-term investments in the consolidated balance sheets. See note 4 for further information.

(2)	Included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.
The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3).

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(18) Fair Value Measurements (Continued)

Liabilities: Warrants	2014	2015
Beginning Balance	$7,164	$2,046
Gain included in earnings	(5,748)	(1,414)
Warrants acquired from NG Advantage acquisition (see note 11)	630	—
Ending Balance	$2,046	$632

Valuation Processes for Level 3 Fair Value Measurements and Sensitivity to Changes in Significant Unobservable Inputs
The fair value measurements are compared to those of the prior reporting periods to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.
Series I Warrant Liability
The Company estimated the fair value of its Series I Warrant liability using the Black-Scholes option pricing model based on the following inputs as of December 31, 2015:

Unobservable Inputs	Range or Weighted Average
Current market price of the Company's common stock	$3.60
Exercise price of the warrant	$12.54
Dividend yield	0.00%
Remaining term of the warrant	0.33
Implied volatility of the Company's common stock	83.05%
Assumed discount rate	0.33%
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Our controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of our disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation on our internal control over financial reporting, which is included in Part II, Item 8 of this annual report on Form 10-K.
Item 9B.    Other Information.
On February 29, 2016, we entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility are due and payable on February 29, 2017. The Credit Facility is evidenced by a promissory note we issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of our obligations to Plains under the LSA and the Plains Note, we pledged to and granted Plains a security interest in all of our right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that we hold in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, we entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).
The Plains Loan Documents include certain covenants and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements.
The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules.
The financial statement schedule set forth below is filed as a part of this annual report on Form 10-K. All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
Schedule II: Valuation and Qualifying Accounts

	Allowances for Doubtful Trade Receivables	Allowance for Doubtful Notes Receivables
Balance at December 31, 2012	$905	$909
Charges (benefit) to operations	454	1,507
Deductions	(527)	—
Balance at December 31, 2013	832	2,416
Charges (benefit) to operations	387	890
Deductions	(467)	(456)
Balance at December 31, 2014	752	2,850
Charges (benefit) to operations	1,514	1,142
Deductions	(371)	(2)
Balance at December 31, 2015	$1,895	$3,990

(a)(3) Exhibits.
The information required by this Item 15(a)(3) is set forth on the exhibit index that immediately follows the signature page to this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.
By:	/s/ ANDREW J. LITTLEFAIR

Andrew J. Littlefair President and Chief Executive Officer
Date: March 3, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and a Director	March 3, 2016
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2016
Robert M. Vreeland

/s/ WARREN I. MITCHELL	Chairman of the Board and Director	March 3, 2016
Warren I. Mitchell

/s/ VINCENT C. TAORMINA	Director	March 3, 2016
Vincent C. Taormina

/s/ JOHN S. HERRINGTON	Director	March 3, 2016
John S. Herrington

/s/ JAMES C. MILLER III	Director	March 3, 2016
James C. Miller III

/s/ BOONE PICKENS	Director	March 3, 2016
Boone Pickens

/s/ JAMES E. O'CONNOR	Director	March 3, 2016
James E. O'Connor

/s/ KENNETH M. SOCHA	Director	March 3, 2016
Kenneth M. Socha

/s/ STEPHEN A. SCULLY	Director	March 3, 2016
Stephen A. Scully

EXHIBIT INDEX

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
2.8	Stock Purchase Agreement dated May 6, 2013, among Mansfield Energy Corp., Mansfield Gas Equipment Systems Corporation, and Clean Energy.	Filed as Exhibit 2.8 to the Current Report on Form 8-K.	May 7, 2013

2.9	Stock Purchase Agreement dated June 28, 2013, among Westport Innovations (U.S.) Holdings Inc., Westport Innovations Inc., Clean Energy and BAF Technologies, Inc.	Filed as Exhibit 2.9 to the Current Report on Form 8-K.	June 28, 2013

2.10	Membership Interest Purchase Agreement dated December 29, 2014, between Mavrix, LLC and Cambrian Energy McCommas Bluff III LLC.	Filed as Exhibit 2.10 on the Current Report on Form 8-K.	January 5, 2015

3.1	Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

3.1.1	Restated Certificate of Incorporation, as amended, by the Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated May 28, 2010.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.	August 9, 2010

3.1.2
Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.
		Filed as Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	August 7, 2014

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.5	Form of Warrant to Purchase Common Stock.	Filed as Exhibit 4.5 to the Current Report on Form 8-K.	October 29, 2008

4.6	Convertible Promissory Note issued by the Registrant to Chesapeake NG Ventures Corporation.	Filed as Exhibit 4.6 to the Current Report on Form 8-K.	July 11, 2011

4.7	Form of Convertible Note.	Filed as Exhibit 4.7 to the Current Report on Form 8-K.	August 30, 2011

4.8	Warrant to Purchase Common Stock dated November 7, 2012, issued by the Registrant to GE Energy Financial Services, Inc.	Filed as Exhibit 4.8 to the Current Report on Form 8-K.	November 13, 2012

4.9	Secured Promissory Note dated April 25, 2013, issued by Mavrix, LLC to Massachusetts Mutual Life Insurance Company.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	April 26, 2013

4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.11	Indenture dated September 16, 2013, between the Registrant and U.S. Bank National Association.	Filed as Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

4.12	Form of 5.25% Convertible Senior Note due 2018.	Included with Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
4.13	Promissory Note in the principal amount of $18,650,300 dated October 14, 2014, issued by Clean Energy to NG Advantage, LLC.	Filed as Exhibit 4.13 to the Current Report on Form 8-K.	October 15, 2014

4.14	Promissory Note in the principal amount of $1,800,000 dated October 14, 2014, issued by Clean Energy to NG Advantage, LLC.	Filed as Exhibit 4.14 to the Current Report on Form 8-K.	October 15, 2014

4.15	Warrant Amendment dated December 29, 2014, among Clean Energy Fuels Corp., General Electric Company and GPFS Securities Inc.	Filed as Exhibit 4.15 to the Current Report on Form 8-K.	January 5, 2015

10.1+	2002 Stock Option Plan, Amendment and Form of Stock Option Agreement.	Filed as Exhibit 10.1 to the Registration Statement on Form S-1, as amended.	September 6, 2006

10.4+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.5+	Amended and Restated 2002 Stock Option Plan dated August 10, 2007.	Filed as Exhibit 99.1 to the Registration Statement on Form S-8.	August 14, 2007

10.6+	Stock Option Agreement dated May 18, 2006 between the Registrant and G. Michael Boswell.	Filed as Exhibit 99.3 to the Registration Statement on Form S-8.	August 14, 2007

10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

10.21+	Amendment No. 1 to Amended and Restated 2002 Stock Option Plan.	Filed as Exhibit 10.36 to the Annual Filing on Form 10-K for the fiscal year ended 2007.	March 19, 2008

10.24+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	December 31, 2008

10.26+	Amended and Restated Employment Agreement dated December 31, 2008, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 99.3 to the Current Report on Form 8-K.	December 31, 2008

10.37+	Employment Agreement dated February 17, 2010, between the Registrant and Barclay Corbus.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	February 18, 2010

10.60	Form of Convertible Note Purchase Agreement.	Filed as Exhibit 10.60 to the Current Report on Form 8-K.	August 30, 2011

10.61	Form of Registration Rights Agreement.	Filed as Exhibit 10.61 to the Current Report on Form 8-K.	August 30, 2011

10.63+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.65+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.67+	First Amendment to Amended and Restated Employment Agreement dated February 17, 2012, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.67 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012

10.69+	First Amendment to Employment Agreement dated February 17, 2012, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.69 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.	May 7, 2012

10.70
Credit Agreement dated November 7, 2012, among Clean Energy Tranche A LNG Plant, LLC and Clean Energy Tranche B LNG Plant, LLC, as Borrowers, the Various Financial Institutions from Time to Time Party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent .
		Filed as Exhibit 10.70 to the Current Report on Form 8-K.	November 13, 2012

10.71†	Guaranty dated November 7, 2012, issued by the Registrant to General Electric Capital Corporation .	Filed as Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013

10.72
Equity Contribution Agreement dated November 7, 2012, among Clean Energy Tranche A LNG Plant, LLC and Clean Energy Tranche B LNG Plant, LLC, as Borrowers, the Registrant, as Equity Investor, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent .
		Filed as Exhibit 10.72 to the Current Report on Form 8-K.	November 13, 2012

10.73	Warrant Agreement dated November 7, 2012, between the Registrant and GE Energy Financial Services, Inc.	Filed as Exhibit 10.73 to the Current Report on Form 8-K.	November 13, 2012

10.74	Registration Rights Agreement dated November 7, 2012, between the Registrant and GE Energy Financial Services, Inc.	Filed as Exhibit 10.74 to the Current Report on Form 8-K.	November 13, 2012

10.75+	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.75 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013

10.77+	Second Amendment to Amended and Restated Employment Agreement dated December 12, 2012, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.77 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013

10.79+	Second Amendment to Employment Agreement dated December 12, 2012, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.79 to the Annual Report on Form 10-K for the year ended December 31, 2012.	February 28, 2013

10.80	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.81	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.82	Note Purchase Agreement dated April 25, 2013, between Mavrix, LLC and Massachusetts Mutual Life Insurance Company	Filed as Exhibit 10.82 to the Current Report on Form 8-K	April 26, 2013

10.83	Note Purchase Agreement dated June 14, 2013, among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8-K.	June 18, 2013

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.84	Loan Agreement dated June 14, 2013, between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8-K.	June 18, 2013

10.85	Loan Agreement dated June 14, 2013, between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8-K.	June 18, 2013

10.86	Registration Rights Agreement dated June 14, 2013, among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8-K.	June 18, 2013

10.87	Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8-K.	June 28, 2013

10.90+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.91+	Clean Energy Renewable Fuels, LLC Unit Option Plan, Form of Notice of Option Award and Option Agreement.	Filed as Exhibit 10.91 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.	November 7, 2013

10.92†	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010, between Clean Energy and Pilot Travel Centers, LLC.	Filed as Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2013.	February 27, 2014

10.93	Loan Agreement dated March 1, 2014, between Canton Renewables, LLC and Michigan Strategic Fund.	Filed as Exhibit 10.93 to the Current Report on Form 8-K.	March 21, 2014

10.94	Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 10.94 to the Current Report on Form 8-K.	October 15, 2014

10.95	Purchase Agreement dated October 14, 2014, between Clean Energy and NG Advantage, LLC.	Filed as Exhibit 10.95 to the Report on Form 8-K.	October 15, 2014

10.96	Lease dated October 14, 2014, between Clean Energy and NG Advantage, LLC.	Filed as Exhibit 10.96 to the Report on Form 8-K.	October 15, 2014

10.97	Amendment to Credit Agreement dated December 29, 2014, among Clean Energy Tranche A LNG Plant, LLC, Clean Energy Tranche B LNG Plant, LLC and General Electric Capital Corporation.	Filed as Exhibit 10.97 to the Report on Form 8-K.	January 5, 2015

10.101+*	Offer Letter dated October 28, 2014, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.101 to the Annual Report on Form 10‑K for the year ended December 31, 2014.	February 28, 2015
10.102+	Employment Agreement dated January 1, 2013 between the Registrant and Peter J. Grace.	Filed as Exhibit 10.102 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.103+	Amended and Restated 2006 Equity Incentive Plan - Form of Notice of Stock Unit Award.	Filed as Exhibit 10.103 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.104+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.105+	Employment Agreement dated May 1, 2015 between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.105 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.106+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

10.107+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.108+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

10.109+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.110+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Peter J. Grace.	Filed as Exhibit 10.110 to the Current Report on Form 8‑K.	December 31, 2015

10.111*	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.

10.112*	Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust.

10.113*	Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

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

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders' Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.
_______________________________________________________________________________

†	Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.