Form 10-Q
period 2016-03-31
Clean Energy Fuels Corp.
filed 2016-05-05
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2016, there were 105,397,670 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2015	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$43,724	$87,239
Restricted cash	4,240	8,775
Short-term investments	102,944	75,696
Accounts receivable, net of allowance for doubtful accounts of $1,895 and $2,038 as of December 31, 2015 and March 31, 2016, respectively	73,645	71,898
Other receivables	60,667	26,045
Inventory	29,289	30,037
Prepaid expenses and other current assets	14,657	14,194
Total current assets	329,166	313,884
Land, property and equipment, net	516,324	505,940
Notes receivable and other long-term assets, net	14,732	17,415
Investments in other entities	5,695	5,621
Goodwill	91,967	94,207
Intangible assets, net	42,644	43,579
Total assets	$1,000,528	$980,646
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$149,856	$139,991
Accounts payable	26,906	21,717
Accrued liabilities	59,082	55,828
Deferred revenue	10,549	9,325
Total current liabilities	246,393	226,861
Long-term portion of debt and capital lease obligations	352,294	319,495
Long-term debt, related party	65,000	65,000
Other long-term liabilities	7,896	8,077
Total liabilities	671,583	619,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 92,382,717 shares and 100,237,328 shares at December 31, 2015 and March 31, 2016, respectively	9	10
Additional paid-in capital	915,199	938,990
Accumulated deficit	(591,683)	(588,855)
Accumulated other comprehensive loss	(20,973)	(15,026)
Total Clean Energy Fuels Corp. stockholders’ equity	302,552	335,119
Noncontrolling interest in subsidiary	26,393	26,094
Total stockholders’ equity	328,945	361,213
Total liabilities and stockholders’ equity	$1,000,528	$980,646
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenue:
Product revenues	$69,297	$83,992
Service revenues	16,551	11,790
Total revenues	85,848	95,782
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55,379	53,371
Service cost of sales	9,354	5,884
Loss (gain) from change in fair value of derivative warrants	(883)	2
Selling, general and administrative	30,233	25,593
Depreciation and amortization	12,886	14,961
Total operating expenses	106,969	99,811
Operating income (loss)	(21,121)	(4,029)
Gain from extinguishment of debt	—	15,923
Interest expense, net	(9,895)	(9,160)
Other income (expense), net	547	250
Loss from equity method investments	(204)	(74)
Income (loss) before income taxes	(30,673)	2,910
Income tax (expense) benefit	(854)	(381)
Net income (loss)	(31,527)	2,529
Loss from noncontrolling interest	380	299
Net income (loss) attributable to Clean Energy Fuels Corp.	$(31,147)	$2,828
Income (loss) per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.34)	$0.03
Diluted	$(0.34)	$0.03
Weighted-average common shares outstanding:
Basic	91,317,053	97,178,768
Diluted	91,317,053	99,821,844
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2016	2015	2016	2015	2016
Net income (loss)	$(31,147)	2,828	$(380)	$(299)	$(31,527)	$2,529

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2016	(5,681)	6,515	—	—	(5,681)	6,515
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2015 and 2016	(3,311)	(635)	—	—	(3,311)	(635)
Unrealized losses on available-for-sale securities, net of $0 tax in 2015 and 2016	16	67	—	—	16	67
Total other comprehensive income (loss)	(8,976)	5,947	—	—	(8,976)	5,947
Comprehensive income (loss)	$(40,123)	$8,775	$(380)	$(299)	$(40,503)	$8,476
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$(31,527)	2,529
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,886	14,961
Provision for doubtful accounts, notes and inventory	110	665
Stock-based compensation expense	2,690	2,419
Gain on extinguishment of debt	—	(15,923)
Amortization of debt issuance cost	760	467
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed of:
Accounts and other receivables	35,565	35,935
Inventory	1,880	(748)
Prepaid expenses and other assets	4,541	(794)
Restricted cash	—	(5,122)
Accounts payable	(2,976)	(3,483)
Accrued expenses and other	(3,073)	(4,139)
Net cash used provided by (used in) operating activities	20,856	26,767
Cash flows from investing activities:
Purchases of short-term investments	(38,416)	(39,783)
Maturities and sales of short-term investments	47,006	66,894
Purchases and deposits on property and equipment	(12,506)	(5,246)
Loans made to customers	(1,675)	(849)
Payments on and proceeds from sales of loans receivable	623	234
Restricted cash	1,027	587
Net cash provided by (used in) investing activities	(3,941)	21,837
Cash flows from financing activities:
Issuances of common stock, net of taxes and fees paid	334	21,372
Proceeds from debt instruments	6	306
Proceeds from revolving line of credit	23	50,003
Repayment of borrowing under revolving line of credit	(24)	(4)
Repayment of capital lease obligations and debt instruments	(1,486)	(77,892)
Net cash provided by (used in) financing activities	(1,147)	(6,215)
Effect of exchange rates on cash and cash equivalents	(1,286)	1,126
Net increase in cash	14,482	43,515
Cash and cash equivalents, beginning of period	92,381	43,724
Cash and cash equivalents, end of period	$106,863	$87,239
Supplemental disclosure of cash flow information:
Income taxes paid	$180	$196
Interest paid, net of approximately $268 and $135 capitalized, respectively	5,941	6,505
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
Basis of Presentation:  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows as of and for the three months ended March 31, 2015 and 2016. All intercompany accounts and transactions have been eliminated in consolidation. The three month periods ended March 31, 2015 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year.
Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2015 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2016.
During the three months ended March 31, 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The standard is required to be applied on a retrospective basis. As a result of applying the standard, unamortized debt issuance costs of $273 were reclassed from Prepaid expenses and other current assets to Current portion of long-term debt and capital lease obligations and $4,991 were reclassed from Notes receivable and other long-term assets to Long-term debt and capital lease obligations as of March 31, 2015.

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
Revenue Recognition: Effective January 1, 2016, the Company implemented a cost tracking system that provides for a detailed tracking of costs incurred on its station construction projects on a project by project basis. As a result of implementing this tracking system, the Company is able to make reliable estimates as to the percentage that a project is complete at the end of each reporting period. Beginning January 1, 2016, the Company began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, the Company estimates the percentage of completion based on the costs incurred to date for each contract in comparison to the estimated total costs for such contract at completion. The Company historically recognized revenue on station construction projects using the completed-contract method because it did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities began. The sale of compressors and related equipment continue to be recognized under the percentage of completion method as in previous periods.

Station construction contracts are generally short-term with an exception for larger more complex stations, which can take up to 24 months to complete. Management evaluates the performance of contracts on an individual contract basis. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the three months ended March 31, 2016, there were no losses on open contracts.

The Company considers unapproved change orders to be contract variations for which the customer has approved the change of scope but the associated price change has not yet been agreed upon. Change orders that are unapproved as to both price and scope are evaluated as claims. Warranty claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the three months ended March 31, 2016.

As a result of using the percentage of completion method to recognize revenues, station construction project sales during the three months ended March 31, 2016 provided $9,393 in revenues, $1,100 in operating income, and $0.01 of income per diluted share amounts for such period that would otherwise not have been recognized during such period under the completed contract method.

Note 2— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
Mansfield
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the U.S. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $204 and $74 for the three months ended March 31, 2015 and March 31, 2016, respectively, and has an investment balance of $4,695 and $4,621 at December 31, 2015 and March 31, 2016, respectively.
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, which do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users .The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014. The Company reported a loss from this noncontrolling interest of $380 and $299 for the three months ended March 31, 2015 and March 31, 2016, respectively. The noncontrolling interest was $26,393 and $26,094 at December 31, 2015 and March 31, 2016, respectively.
Note 3—Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC,”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $40,691 and $84,841 as of December 31, 2015 and March 31, 2016, respectively.
Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash consisted of the following as of December 31, 2015 and March 31, 2016:

	December 31, 2015	March 31, 2016
Short-term restricted cash:
Standby letters of credit	$1,631	$6,753
Canton Bonds (see Note 10)	2,609	2,022
Total short-term restricted cash	$4,240	$8,775

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
The Company reviews available-for-sale investments for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2016, the Company believes its carrying values for its available-for-sale investments are properly recorded.
Short-term investments as of December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$16,797	$(7)	$16,790
Zero coupon bonds	500	(1)	499
Corporate bonds	37,181	(77)	37,104
Certificate of deposits	48,551	—	48,551
	$103,029	$(85)	$102,944
Short-term investments as of March 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$11,558	$(9)	$11,549
Zero coupon bonds	1,000	—	1,000
U.S. government agencies	5,000	2	$5,002
Corporate bonds	9,548	(3)	9,545
Certificate of deposits	48,600	—	48,600
	$75,706	$(10)	$75,696
Note 6—Other Receivables
Other receivables at December 31, 2015 and March 31, 2016 consisted of the following:

	December 31, 2015	March 31, 2016
Loans to customers to finance vehicle purchases	$10,531	$9,532
Accrued customer billings	7,106	7,610
Fuel tax and carbon credits	40,730	6,173
Other	2,300	2,730
	$60,667	$26,045
Note 7—Inventory
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
Inventories consisted of the following as of December 31, 2015 and March 31, 2016:

	December 31, 2015	March 31, 2016
Raw materials and spare parts	$25,113	$26,127
Work in process	973	2,742
Finished goods	3,203	1,168
	$29,289	$30,037
Note 8—Land, Property and Equipment
Land, property and equipment at December 31, 2015 and March 31, 2016 are summarized as follows:

	December 31, 2015	March 31, 2016
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants	46,397	46,397
Station equipment	316,258	317,387
Trailers	50,414	50,414
Other equipment	83,687	86,739
Construction in progress	139,586	139,099
	733,834	737,528
Less: accumulated depreciation	(217,510)	(231,588)
	$516,324	$505,940
Included in land, property and equipment are capitalized software costs of $22,886 and $23,384 as of December 31, 2015 and March 31, 2016, respectively. The accumulated amortization on the capitalized software costs is $13,793 and $14,731 as of December 31, 2015 and March 31, 2016, respectively. The Company recorded $716 and $938 of amortization expense related to the capitalized software costs during the three months ended March 31, 2015 and March 31, 2016, respectively.
As of March 31, 2015 and March 31, 2016, $13,771 and $6,077, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 9—Accrued Liabilities
Accrued liabilities at December 31, 2015 and March 31, 2016 consisted of the following:

	December 31, 2015	March 31, 2016
Salaries and wages	$9,537	$5,328
Accrued gas and equipment purchases	14,133	10,716
Accrued property and other taxes	5,344	4,038
Accrued professional fees	1,105	874
Accrued employee benefits	3,042	3,242
Accrued warranty liability	1,826	1,791
Accrued interest	3,718	5,995
Other	20,377	23,844
	$59,082	$55,828
Note 10—Debt
Debt and capital lease obligations at December 31, 2015 and March 31, 2016 consisted of the following and are further discussed below:

	December 31, 2015
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes(1)	$150,000	399	149,601
SLG Notes	145,000	38	144,962
5.25% Notes	250,000	3,985	246,015
Canton Bonds	10,910	514	10,396
Capital lease obligations	6,448	—	6,448
Other debt	10,056	328	9,728
Total debt and capital lease obligations	572,414	5,264	567,150
Less amounts due within one year	(150,129)	(273)	(149,856)
Total long-term debt and capital lease obligations	$422,285	$4,991	$417,294

	March 31, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes(1)	150,000	367	$149,633
SLG Notes	85,000	14	84,986
5.25% Notes	217,500	3,129	214,371
PlainsCapital Bank Credit Facility	50,000	—	50,000
Canton Bonds	10,221	487	9,734
Capital lease obligations	6,437	—	6,437
Other debt	9,613	307	9,306
Total debt and capital lease obligations	528,771	4,304	524,467
Less amounts due within one year	(139,748)	(243)	(139,991)
Total long-term debt and capital lease obligations	$389,023	$4,061	384,476

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
The 7.5% Notes have the same terms as the original CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, the holders of the 7.5% Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of its common stock if, following the second anniversary of the issuance of a 7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each 7.5% Note is due and payable seven years following its original issuance date and the Company may repay each 7.5% Note in shares of its common stock or cash. All of the shares issuable upon conversion of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The Amended Agreements restrict the use of the proceeds of the 7.5% Notes to financing the development, construction and operation of LNG stations and payment of certain related expenses. The Amended Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of March 31, 2016.
On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
As a result of the foregoing transactions, (i) Boone Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, which 7.5% Notes are convertible into approximately 4,113,924 shares of the Company’s common stock at the 7.5% Notes Conversion Price, (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, which 7.5% Notes are convertible into approximately 5,063,291 shares of the Company’s common stock at the 7.5% Notes Conversion Price, and (iii) other third parties hold 7.5% Notes in the aggregate principal amount of $5,000, which 7.5% Notes are convertible into approximately 316,456 shares of the Company's common stock at the 7.5% Notes Conversion Price.
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
The SLG Notes bear interest at the rate of 7.5% per annum and are convertible at the option of each Purchaser into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, the holders of the SLG Notes have the right to exchange all or any portion of the principal and accrued and unpaid interest under each such note for shares of the Company’s common stock at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each SLG Note into shares of its common stock if, following the second anniversary of the issuance of the SLG Notes, such shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance and the Company may repay the principal balance of each SLG Note in shares of its common stock or cash. All of the shares issuable upon conversion of the SLG Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission. The SLG Agreements also provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. No events of default under the SLG Notes had occurred as of March 31, 2016.
In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 shares of the Company’s common stock. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 shares of the Company’s common stock.

On March 1, 2016, the Company repaid $60,000 in cash of the $145,000 outstanding principal amount and $1,812 in cash of accrued interest of the SLG Notes.
5.25% Notes
In September 2013, the Company completed a private offering of $250,000 in principal amount of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).
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
Holders may convert their 5.25% Notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.25% Notes. Upon conversion, the Company will deliver a number of shares of its common stock, per $1 principal amount of 5.25% Notes, equal to the conversion rate then in effect (together with a cash payment in lieu of any fractional shares). The initial conversion rate for the 5.25% Notes is 64.1026 shares of the Company’s common stock per $1 principal amount of Notes (which is equivalent to an initial conversion price of approximately $15.60 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events as described in the Indenture. Upon the occurrence of certain corporate events prior to the maturity date of the 5.25% Notes, the Company will, in certain circumstances, in addition to delivering the number of shares of the Company’s common stock deliverable upon conversion of the 5.25% Notes based on the conversion rate then in effect (together with a cash payment in lieu of any fractional shares), pay holders that convert their 5.25% Notes a cash make-whole payment in an amount as calculated in accordance with the Indenture. The Company may, at its option, irrevocably elect to settle its obligation to pay any such make-whole payment in shares of its common stock instead of in cash. The amount of any make-whole payment, whether it is settled in cash or in shares of the Company’s common stock upon the Company’s election, will be determined based on the date on which the corporate event occurs or becomes effective and the stock price paid (or deemed to be paid) per share of the Company’s common stock in the corporate event, as described in the Indenture.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of March 31, 2016.
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

On February 18, 2016, the Company paid $16,761 in cash to repurchase and retire $32,500 in principal amount of the 5.25% Notes, together with accrued and unpaid interest thereon, resulting in a $15,923 gain, net of related deferred financing costs.
Subsequent to March 31, 2016, on April 6, 2016, the Company repurchased and retired an additional $6,500 in principal amount of the 5.25% Notes, together with accrued and unpaid interest thereon, with $3,926 in cash, and on April 19, 2016, the Company entered into a privately negotiated exchange agreement with certain holders (the “Holders”) of the 5.25% Notes. Under the exchange agreement, the Holders agreed to exchange an aggregate principal amount of $25,000 of 5.25% Notes and accrued but unpaid interest in exchange for shares of the Company’s common stock (the “Shares”). Upon the consummation of all of the transactions contemplated by the exchange agreement, which occurred on May 4, 2016, the Company issued 6,265,829 shares to the Holders. Immediately following the exchange of the Notes contemplated by the exchange agreement, $186,000 in aggregate principal amount of the 5.25% Notes remained outstanding.
PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility are due and payable on February 28, 2017. Simultaneously, the Company drew down $50,000 under this Credit Facility. The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of our obligations to Plains under the LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA. No events of default under the Plains Loan Documents had occurred as of March 31, 2016.

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
The Loan Agreement contains customary events of default, with customary cure periods, including, without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Canton Bonds that was entered into between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement had occurred as of March 31, 2016.
Other Debt

The Company has other debt due at various dates through 2020 bearing interest at rates up to 20.91% and with a weighted average interest rate of 6.35% and 6.65% as of December 31, 2015 and March 31, 2016, respectively.
December 2015 Termination of GE Credit Agreement
On November 7, 2012, the Company, through two wholly owned subsidiaries (the “Borrowers”), entered into a credit agreement (as amended, the “Credit Agreement”) with General Electric Capital Corporation (“GE”). Pursuant to the Credit Agreement, GE agreed to loan to the Borrowers up to an aggregate of $200,000 to finance the development, construction and operation of two LNG plants (individually a “Project” and together the “Projects”). Concurrently with the execution of the Credit Agreement, the Company issued to GE a warrant to purchase up to 5,000,000 shares of its common stock at a price of $0.01 per share (the "GE Warrant"). See Note 11 for further information.
On December 31, 2015, the Company terminated the Credit Agreement and related documents except for the GE Warrant, which remains outstanding, although 4,000,000 shares subject to the GE Warrant will not vest and will not become exercisable. No amounts had been borrowed by the Borrowers under the Credit Agreement as of its termination. As a result of the termination of the Credit Agreement, all related unamortized deferred financing costs that were to be amortized to interest expense in future periods have been eliminated from the balance sheet and a non-cash charge totaling $54.9 million was recorded in interest expense in the fourth quarter of 2015.
The Credit Agreement included a commitment fee on the unutilized loan amounts of 0.5% per annum, which was $250 for the three months ended March 31, 2015 and was charged to interest expense in the consolidated statement of operations.
Note 11—Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during each period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock options and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.
On December 31, 2015, the Company terminated the GE Credit Agreement and as a result, 4,000,000 shares of the 5,000,000 shares subject to the GE Warrant will not vest and will not become exercisable. The remaining 1,000,000 shares of common stock issuable upon exercise of the GE Warrant are included in the basic and diluted net income (loss) per share calculations, as 500,000 shares were exercisable as of the execution of the GE Credit Agreement and an additional 500,000 shares issuable upon exercise of the GE Warrant became exercisable on December 31, 2014. See Note 10 for further information. The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2015	2016
Basic weighted average number of common shares outstanding	91,317,053	97,178,768
Dilutive effect of potential common shares from restricted stock units (1)	—	2,643,076
Diluted weighted average number of common shares outstanding	91,317,053	99,821,844
(1) The Company recorded a net loss for the three months ended March 31, 2015 and therefore all potentially dilutive securities were excluded because their effect would have been antidilutive.
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. While such securities were antidilutive for the respective periods, they could be dilutive in the future.

	Three Months Ended March 31,
	2015	2016
Options	11,172,586	11,740,308
Warrants	6,130,682	3,130,682
Convertible Notes	35,185,979	29,102,645
Restricted Stock Units	2,968,752	—
Note 12—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended March 31,
	2015	2016
Stock-based compensation expense	$2,690	$2,419
Stock-based compensation expense, net of $0 tax in 2015 and 2016	$2,690	$2,419
As of March 31, 2016, there was $14,005 of total unrecognized compensation cost related to non-vested shares underlying outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.1 years.
Note 13—Environmental Matters, Litigation, Claims, Commitments and Contingencies
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
Note 14—Income Taxes
The Company’s income tax (expense) benefit for the three months ended March 31, 2015 and March 31, 2016 was $(854) and $(381), respectively.  Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax provision for the three months ended March 31, 2016 as compared to the tax provision for the three months ended March 31, 2015 was primarily attributed to a decrease in the earnings of foreign subsidiaries. The effective tax rate for the three months ended March 31, 2015 and 2016 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months ended March 31, 2015 or March 31, 2016, and the net interest incurred was immaterial for such periods.
Note 15—Fair Value Measurements
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
As of March 31, 2016, the Company’s financial instruments consisted of available-for-sale securities, debt instruments, and liability-classified warrants (which include Series I Warrants). The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes model to estimate the fair value based on inputs that are not observable in any market. The fair value of the Company's debt instruments approximated their carrying values at December 31, 2015. As of March 31, 2016, the fair value of the Company's debt instruments approximated their carrying values, with the exception of the 5.25% Notes, for which the fair value was approximately $208,500 based on activity relating to such notes in April and May of 2016. See Note 10 for further information.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2016, respectively:

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$48,551	$—	$48,551	$—
Municipal bonds and notes	16,790	—	16,790	—
Zero coupon bonds	499	—	499	—
Corporate bonds	37,104	—	37,104	—
Liabilities:
Warrants(2)	632	—	—	632

Description	Balance at March 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	48,600	$—	48,600	$—
Municipal bonds and notes	11,549	—	11,549	—
Zero coupon bonds	1,000	—	1,000	—
U.S government agencies	5,002		5,002
Corporate bonds	9,545	—	9,545	—
Liabilities:
Warrants(2)	605	—	—	605

(1) Included in short-term investments in the condensed consolidated balance sheets. See Note 5 for further information.
(2) Included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the three months ended March 31, 2015 and 2016. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.
Note 16—Recently Adopted Accounting Changes and Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. Early adoption is allowed in an interim or annual accounting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date” which defers the new revenue guidance ASU 2014-09 to be effective for annual reporting periods beginning after 15 December 2017, including interim reporting periods within that reporting period, which for the Company is the first quarter of fiscal 2018, using one of two prescribed retrospective methods. In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

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

Note 17—Alternative Fuels Excise Tax Credit
From October 1, 2006 through December 31, 2015, the Company was eligible to receive a federal alternative fuels tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. For 2016, the VETC credit is $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon equivalent of LNG that is sold as a vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits as revenue in its condensed consolidated statements of operations, as the credits are fully refundable and do not need to offset income tax liabilities to be received. In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenues for the 2015 calendar year, totaling $30,986, were recognized in December 2015. The Company recognized $6,381 of VETC revenue during the three months ended March 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016, as well as the consolidated financial statements and notes contained therein (collectively, our “2015 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.
Cautionary Statement Regarding Forward Looking Statements
This MD&A and other sections of this report contain forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are based on various assumptions and expectations that we believe are reasonable, may include statements about, among other things, projections of our future financial performance based on our growth strategies and anticipated trends in our industry and our business. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that could cause our or our industry's actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, those discussed under “Risk Factors” in this report and in our 2015 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2015 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.
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

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucks, airports, refuse, public transit, industrial and institutional energy users and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuels for the foreseeable future. As of March 31, 2016, we serve approximately 988 fleet customers operating approximately 44,733 natural gas vehicles, and we own, operate or supply over 570 natural gas fueling stations in 42 states in the U.S. and in British Columbia and Ontario in Canada.
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
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016
Volume Related	$64.9	67.8
Compressor Sales	14.4	8.3
Station Construction Project Sales	6.5	13.3
VETC	—	6.4
Total	$85.8	$95.8
Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (v) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following tables, which should be read in conjunction with our condensed consolidated financial statements and notes included in this report and our consolidated financial statements and notes contained in our 2015 10-K, presents our key operating data for the years ended December 31, 2013, 2014, and 2015 and for the three months ended March 31, 2015 and 2016:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016
CNG (1)	143.9	182.6	229.2	52.4	61.1
RNG (2)	10.5	12.2	8.8	4.5	1.0
LNG	60.0	70.3	70.5	18.3	15.4
Total	214.4	265.1	308.5	75.2	77.5

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016
O&M	108.7	137.3	159.3	37.7	40.3
Fuel (1)	86.4	108.2	130.1	32.4	31.9
Fuel and O&M (3)	19.3	19.6	19.1	5.1	5.3
Total	214.4	265.1	308.5	75.2	77.5

Other Operating data (in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016
Gross margin	$127,713	$120,153	$125,835	$21,115	$36,527
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(66,968)	$(89,659)	$(134,242)	$(31,147)	$2,828

(1) As noted above, this includes our proportionate share of the GGEs sold as CNG by our joint venture MCEP and our former joint venture in Peru. GGEs sold were 2.1 million, 0.0 million, and 0.4 million, for the years ended December 31, 2013, 2014, and 2015, respectively. Our joint venture MCEP had volumes of 0.1 million and 0.1 million during the three months ended March 31, 2015 and 2016, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes $45.4, $28.4, $31.0 million, $0.0 million and $6.4 million of VETC revenue for the years ended December 31, 2013, 2014, 2015 and the three months ended March 31, 2015 and 2016, respectively.  See the discussion under “Operations—VETC” below.

Key Trends
CNG and LNG are generally less expensive on an energy equivalent basis and, according to studies conducted by the California Air Resources Board and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 45% during the period from January 1, 2012 through December 31, 2015. We believe this growth in demand was attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of this period, as well as increasingly stringent environmental regulations affecting vehicle fleets and increased availability of natural gas. During 2015 and the first three months of 2016, lower oil prices decreased our pricing advantage when comparing natural gas prices to diesel and gasoline, which reduced our gross revenue. This impact was partially offset by a general decrease in the cost of natural gas.
The number of fueling stations we owned, operated, maintained and/or supplied increased from 348 at December 31, 2012 to over 570 at March 31, 2016 (a 63.8% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract. The amount of CNG, LNG and RNG gasoline gallon equivalents we delivered increased by 43.9% from 2013 to 2015 and by 3% between the first three months of 2015 and 2016. Although this increase in gasoline gallon equivalents delivered contributed to increased revenues between 2013 and 2014, our gross revenue decreased between 2014 and 2015 in spite of increased GGEs delivered and an increase in our volume related revenue between periods. This revenue decrease in 2015 was due largely to decreased station construction revenue and decreased compressor sales by Clean Energy Compression, which we believe were largely attributable to the decreased cost savings of natural gas as a vehicle fuel during this period due to declining oil prices and the resulting slower and more limited adoption of natural gas as a vehicle fuel by new customers. Our 2013, 2014 and 2015 revenues included VETC revenues of $45.4, $28.4 and $31.0 million, respectively, with the 2013 VETC revenues including $20.8 million related to 2012 due to the reinstatement of VETC in January 2013. We recognized $6.4 million of VETC revenue during the three months ended March 31, 2016. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction, recognition of VETC and other credits, and natural gas sale activity.
As with our revenue, our fuel cost of sales also increased between 2013 and 2014, but decreased between 2014 and 2015 and between the first three months of 2015 and 2016. We incurred increased costs across all periods relating to our delivery of more CNG, RNG and LNG gallons to our customers in 2013 and 2015, but these increases were offset in 2015 by decreased costs associated with less station construction activity and compressor sales as well as lower commodity costs. Our cost of sales can vary between periods for various reasons, including commodity costs of fuel and the timing of equipment sales, fuel station construction and natural gas prices and sale activity.
We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck friendly fueling stations, which we refer to as "America's Natural Gas Highway" or "ANGH." At March 31, 2016, we had 43 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, and we do not know when this will occur. We believe that growth of heavy-duty truck customers depends, in part, on the development and adoption of natural gas engines that are well-suited for use by heavy-duty trucks, which has been slower and more limited than anticipated. If these customers do not develop and if we do not open these stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs. Additionally, many of our existing ANGH stations were initially built to provide LNG, which typically costs more than CNG on an energy equivalent basis; however, because operators are adopting both LNG heavy-duty trucks and CNG heavy-duty trucks, we designed these stations to be capable of dispensing both fuels. We have been investing, and expect to continue to invest, additional capital in our ANGH stations to add CNG fueling. To help accelerate the adoption by heavy-duty truck fleets of natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing along to our customers.

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

In the recent past, the prices of oil, gasoline, diesel and natural gas have been volatile and have generally decreased, and these trends of volatility and decreasing prices may continue. These conditions have resulted in lower revenues from reduced prices we charge for CNG and LNG and, to a lesser degree, lower profit margin as a result of lower natural gas commodity costs. Further, the global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China has resulted in weaker than expected demand in non-U.S. markets for the natural gas fueling compressors and other equipment manufactured and sold by our Clean Energy Compression subsidiary. To the extent these volatile and lower-pricing conditions persist, our financial results may be adversely affected.

Recent Developments
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank, pursuant to which we have the ability to incur additional indebtedness in the principal amount of $50.0 million ("Credit Facility"). Simultaneously, we drew down $50.0 million under the Credit Facility. All amounts owed under the Credit Facility are secured by the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that we hold in an account at PlainsCapital Bank.
On March 1, 2016 and pursuant to the consent of the holders of the SLG Notes, we prepaid an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. See Note 10 further information.
In light of discounted trading prices of our 5.25% Notes and other factors, our board of directors has authorized and approved our use of up to $50.0 million to opportunistically purchase in the open market our outstanding 5.25% Notes, in accordance with the terms of the indenture governing the 5.25% Notes. Pursuant to this approval, on February 18, 2016, we paid $16.8 million in cash to repurchase and retire $32.5 million in principal amount of the 5.25% Notes, together with accrued and unpaid interest thereon, resulting in a $15.9 million gain, net of related deferred financing costs.
Subsequent to March 31, 2016, on April 6, 2016, we repurchased and retired an additional $6.5 million in principal amount of the 5.25% Notes, together with accrued and unpaid interest thereon, with $3.9 million in cash, and on April 19, 2016, we entered into a privately negotiated exchange agreement with certain holders (the “Holders”) of 5.25% Notes. Under the exchange agreement, the Holders agreed to exchange an aggregate principal amount of $25.0 million of Notes and accrued but unpaid interest held by them in exchange for shares of our common stock (the “Shares”). Upon the consummation of all of the transactions contemplated by the exchange agreement, which occurred on May 4, 2016, we issued 6,265,829 shares. The repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled. See Note 10 for further information.
Anticipated Future Trends
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas has been significantly closer to the prices of gasoline and diesel in recent years as a result of declining oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas as a vehicle fuel compared to diesel and gasoline. However, the amount of time needed for oil prices to recover from their recent decline is uncertain and we expect that adoption of natural gas as a vehicle fuel, growth in our customer base and gross revenue will be negatively affected until oil prices increase and this price advantage increases. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend, if and to the extent it materializes, and to enhance our leadership position in these markets. Our business plan calls for expanding our sales of natural gas fuels in the markets in which we operate, including heavy-duty trucking, refuse, airports, public transit, industrial and institutional energy users and government fleets, and pursuing additional markets as opportunities arise. If our business grows as we anticipate, our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network and RNG production capacity, as well as the logistics of delivering more natural gas fuel to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business, which may require us to spend additional capital.

We expect competition to remain steady in the near-term in the market for natural gas vehicle fuel. To the extent competition increases, we would be subject to greater pricing pressure, reduced operating margins and fewer expansion opportunities.

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets and, if available, VETC and other credits.
Our business plan calls for approximately $25.5 million in capital expenditures for the full year 2016, primarily related to the construction of CNG and LNG fueling stations and the purchase of CNG trailers by our subsidiary, NG Advantage, LLC ("NG Advantage"). Additionally, we had total principal indebtedness of approximately $528.8 million as of March 31, 2016, of which approximately $88.8 million is expected to become due in 2016. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $31.4 million for the year ending December 31, 2016.
We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See "Liquidity and Capital Resources" below.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.
Operations
We generate revenues principally by selling CNG, LNG and RNG, and providing O&M services to our vehicle fleet customer stations. For the three months ended March 31, 2016, CNG and RNG (together) represented 80% and LNG represented 20% of our natural gas sales (on a gasoline gallon equivalent basis). To a lesser extent, we generate revenues by designing and constructing fueling stations and selling or leasing those stations to our customers, manufacturing, selling and servicing non-lubricated natural gas fueling compressors and related equipment, offering assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, providing financing for our customers’ natural gas vehicle purchases, selling tradable RINs and LCFS Credits, and receiving federal alternative fuels tax credits.
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
We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our public access LNG stations. We also sell LNG for non-vehicle purposes, including to customers who use LNG in the oil fields or for industrial or utility applications. During 2015 and through March 31, 2016, we purchased 44%, for both periods, of our LNG from third-party producers, and we produced the remainder of our LNG at our liquefaction plants in Texas and California. We purchase some LNG from third-parties under “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates.
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
VETC
From October 1, 2006 through December 31, 2014, we were eligible to receive a VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. In December 2015, the VETC alternative fuel tax credit was extended through December 31, 2016 and made retroactive to January 1, 2015 and we were eligible to receive a credit of $0.50 per GGE of CNG sold as a vehicle fuel in 2015 and 2016, $0.50 per liquid gallon of LNG sold in 2015 and $0.50 per diesel gallon equivalent of LNG sold in 2016.
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
VETC revenues for the 2015 calendar year, totaling $31.0 million, were recognized in December 2015. VETC revenues for the three month period ending March 31, 2016 totaled $6.4 million. Using the diesel gallon equivalent for LNG for 2016 is expected to result in lower VETC revenues.

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
Natural Gas Fueling Compressors
Our subsidiary, Clean Energy Compression, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia, Peru and the U.S. For the three months ended March 31, 2015 and 2016, Clean Energy Compression contributed approximately $14.4 million and $8.3 million, respectively, to our revenue.
Sales of RINs and LCFS Credits

We generate RIN Credits when we sell RNG for use as a vehicle fuel in the U.S. and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. During the three months ended March 31, 2015, we realized $2.4 million and $0.8 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. During the three months ended March 31, 2016, we realized $5.6 million and $5.4 million in revenue through the sale of RIN Credits and LCFS Credits, respectively. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we build our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The market for RINs and LCFS Credits is volatile, and the prices for such credits may be subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the state and federal programs under which such credits are generated and sold.
Vehicle Acquisition and Finance
We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive state and federal incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers or pay deposits with respect to such vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customer fails to purchase the vehicle as anticipated. For 2015 and through March 31, 2016, we have not generated significant revenue from vehicle financing activities.
Debt Compliance
Certain of our debt agreements, which are discussed in Note 10, have certain non-financial covenants with which we must comply. As of March 31, 2016, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2015 10-K. For the quarter ended March 31, 2016, there were no material changes to our risk management activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value estimates

Our critical accounting policies and estimates are discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2015 Form 10-K. For the quarter ended March 31, 2016, there were no material changes to our critical accounting policies except for Revenue Recognition pertaining to station construction project sales which is described below.

Historically, we have recognized our station construction project sales revenue when the project was considered substantially complete at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities began. Effective January 1, 2016, we implemented a cost tracking system that provides for a detailed tracking of costs incurred on our station construction projects on a project by project basis. We have also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, we are able to make reliable estimates as to the percentage that a project is complete at the end of each reporting period. Therefore, beginning January 1, 2016, we began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, we estimate the percentage of completion based on the costs incurred to date for each contract in comparison to the estimated total costs for such contract at completion. We historically recognized revenue on station construction projects using the completed-contract method because we did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities began. The sale of compressors and related equipment continue to be recognized under the percentage of completion method as in previous periods.

Station construction contracts are generally short-term with an exception for larger more complex stations, which can take up to 24 months to complete. Management evaluates the performance of contracts on an individual contract basis. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the three months ended March 31, 2016, there were no losses on open contracts.

We consider unapproved change orders to be contract variations for which the customer has approved the change of scope but the associated price change has not yet been agreed upon. Change orders that are unapproved as to both price and scope are evaluated as claims. Warranty claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the three months ended March 31, 2016.

Recently Adopted Accounting Changes and Recently Issued Accounting Standards
For a description of recently adopted accounting changes and recently issued accounting standards, see Note 16 for further information.
Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016
The table below and the following narrative present our results of operations as a percentage of total revenue along with a detailed discussion of certain line items for the periods presented.

	Three Months Ended March 31,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenues	80.7%	87.7%
Service revenues	19.3	12.3
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	64.5	55.7
Service cost of sales	10.9	6.1
Loss (gain) from change in fair value of derivative warrants	(1.0)	—
Selling, general and administrative	35.2	26.7
Depreciation and amortization	15.0	15.6
Total operating expenses	124.6	104.1
Operating income (loss)	(24.6)	(4.1)
Gain from extinguishment of debt	—	16.6
Interest expense, net	(11.5)	(9.6)
Other income (expense), net	0.6	0.3
Loss from equity method investment	(0.2)	(0.1)
Income (loss) before income taxes	(35.7)	3.1
Income tax (expense) benefit	(1.0)	(0.4)
Net income (loss)	(36.7)	2.7
Loss of noncontrolling interest	0.4	0.3
Net income (loss) attributable to Clean Energy Fuels Corp.	(36.3)	3.0

Revenue.    Revenue increased by $10.0 million to $95.8 million in the three months ended March 31, 2016, from $85.8 million in the three months ended March 31, 2015 due to increased volumes of gallons delivered, increased station construction and VETC. VETC revenues increased by $6.4 million and station construction sales increased by $6.8 million principally from the sale of more full station projects than station upgrades. Full station projects generally have substantially higher price points than station upgrades. Clean Energy Compression revenue decreased by $6.1 million due to the effects of a continued global decline in oil prices, the strength of the U.S. dollar and lower than expected sales. Approximately $0.8 million of the increase in revenue was the result of increased effective prices of gallons delivered. Our effective price per gallon charged was $0.88 for 2016, a $0.02 per gallon increase from $0.86 per gallon charged for 2015. The increase in our effective price was primarily due to VETC and increased RINs and LCFS credits sales which do not result in increased costs. The effective price per gallon is defined as revenues generated from selling CNG, LNG, RNG, any related RINs and LCFS Credits sales and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities. The increase in revenue was also partially due to a 2.3 million increase in the number of gallons delivered, from 75.2 million gallons delivered in the three months ended March 31, 2015 to 77.5 million gallons delivered in the three months ended March 31, 2015, which provided approximately $2.0 million in increased revenue for 2016 compared to 2015. The increase in volume was due to an 8.7 million gallon increase in CNG volume delivered, which was primarily attributable to 18 new refuse customers, eight new transit customers, and five new trucking customers partially offset by a decrease of 3.5 million non-vehicle fuel RNG gallons and 2.9 million LNG gallons delivered.

Cost of sales. Cost of sales decreased by $5.4 million to $59.3 million in the three months ended March 31, 2016, from $64.7 million in the three months ended March 31, 2015. The decrease was primarily due to fewer compressor sales as we experienced a $7.4 million decrease in compressor costs between periods due to decreased activity. Our effective cost per gallon decreased by $0.06 per gallon, from $0.58 per gallon for 2015 to $0.52 per gallon for 2016. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The decrease in our effective cost per gallon was primarily due to lower natural gas prices. The increased gas volumes delivered partially offset by decreased natural gas prices resulted in a net decrease of $3.6 million in gas commodity costs.

Loss (gain) from change in fair value of derivative warrants. Derivative gains decreased by $0.9 million to $0.0 million for the three months ended March 31, 2016, from $0.9 million in the three months ended March 31, 2015. These amounts represent the non-cash impact with respect to valuing our outstanding liability-classified warrants based on mark-to-market accounting during the periods.
Selling, general and administrative. Selling, general and administrative expenses decreased by $4.6 million to $25.6 million in the three months ended March 31, 2016, from $30.2 million in the three months ended March 31, 2015. This cost-savings was primarily driven by a $3.3 million decrease in employee-related expenses and a decrease in $1.2 million in travel and promotional expenses due to company-wide cost cutting measures.
Depreciation and amortization. Depreciation and amortization increased by $2.1 million to $15.0 million in the three months ended March 31, 2016, from $12.9 million in the three months ended March 31, 2015 due to an increase in property and equipment primarily for our stations.
Gain from extinguishment of debt. Gain from extinguishment of debt was $15.9 million in the three months ended March 31, 2016 as a result of repurchasing and retiring $32.5 million in principal amount of our 5.25% Notes, together with accrued and unpaid interest thereon, for an aggregate purchase price of $16.8 million. See Note 10 for further information.
Interest expense, net.  Interest expense, net, decreased by $0.7 million to $9.2 million for the three months ended March 31, 2016, from $9.9 million for the three months ended March 31, 2015. This decrease was primarily due to an aggregate of $92.5 million in principal reduction during the period under our 5.25% Notes and SLG Notes. See Note 10 for further information.
Other income (expense), net.  Other income (expense), net, decreased by $0.2 million to $0.3 million of income for the three months ended March 31, 2016, compared to $0.5 million of income for the three months ended March 31, 2015. This decrease was primarily due to $0.2 million loss from disposal of assets.
Loss from equity method investment.  During the three months ended March 31, 2016, we recorded a $0.1 million loss in our joint venture MCEP compared to $0.2 million loss for the three months ended March 31, 2015.
Income tax (expense) benefit.  Income tax expense decreased by $0.5 million to $0.4 million for the three months ended March 31, 2016, compared to $0.9 million for the three months ended March 31, 2015. The decrease is primarily attributable to a decrease in taxes on foreign operations between periods.
Loss from noncontrolling interest.  During the three months ended March 31, 2016, we recorded $0.3 million for the noncontrolling interest in the net income (loss) of NG Advantage, compared to $0.4 million recorded in the three months ended March 31, 2015. The noncontrolling interest in NG Advantage represented 46.7% minority interest, which were held by third parties during the applicable periods.
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
Since our inception, inflation has not significantly affected our operating results, however, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities, pursue additional RNG production projects, or could materially increase our operating costs.
Liquidity and Capital Resources

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of new fueling stations, debt repayments and repurchases, maintenance of LNG production facilities, the purchase of new CNG tanker trailers, investment in RNG production, manufacturing natural gas fueling compressors and related equipment, mergers and acquisitions, financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets, supporting our sales and marketing activities, supporting of legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets and, if available, grants, VETC and other credits.
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

Cash provided by operating activities was $26.8 million in the three months ended March 31, 2016 as compared to $20.9 million in the prior comparable period. The increase in cash provided by operations was the result of improved operating results of approximately $18.1 million, exclusive of a non-cash gain in 2016 on the extinguishment of debt of $15.9 million. Offsetting this improvement was an increase in restricted cash of $5.1 million principally from letters of credit put in place and other changes in working capital primarily resulting from increased receivables of RINs and LCFS credits in 2016 of $3.1 million compared to $0.4 million in 2015 due to higher sales of those credits.

Cash provided by investing activities was $21.8 million for the three months ended March 31, 2016; an increase of $25.7 million, as compared to $3.9 million used in investing activities for the three months ended March 31, 2015. Capital expenditures decreased by $7.3 million primarily due to less construction of Company owned stations between periods. Additionally, we had an increase of $18.5 million of cash provided from our short term investments that matured, net of purchases.

Cash used in financing activities for the three months ended March 31, 2016 was $6.2 million, compared to $1.1 million for the three months ended March 31, 2015. The change was primarily due to the repayments of borrowings over proceeds from borrowings in the three months ended March 31, 2016 that did not occur in prior comparable period. The repayments in the three months ended March 31, 2016 primarily relate to the prepayment of $60.0 million in principal amount of the SLG Notes and the repurchase and extinguishment of $32.5 million in principal amount of the 5.25% Notes. Offsetting the foregoing repayments and repurchases were proceeds from the PlainsCapital Bank Credit Facility of $50.0 million received in the three months ended March 31, 2016. Additionally, there was an increase of $21.0 million in proceeds from issuances of common stock in the three months ended March 31, 2016 which includes cash received from our ATM Program described below.

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

Capital Expenditures and Other Uses of Cash

Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, primarily related to the construction of CNG and LNG fueling stations and the purchase of CNG trailers by our subsidiary, NG Advantage.

Additionally, we had total indebtedness of approximately $528.8 million in principal amount as of March 31, 2016, of which approximately $88.8 million, $55.4 million, $272.7 million, $54.7 million, $53.1 million and $4.1 million is expected to become due in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, although we have repaid some of this indebtedness subsequent to March 31, 2016 (see “—Recent Developments” above and Note 10). Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $31.4 million in 2016. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying, with a combination of cash and shares of our common stock, all of the outstanding principal amount of the SLG Notes, which totaled $85.0 million as of March 31, 2016, together with accrued and unpaid interest thereon, on or prior to their August 2016 maturity date. We are permitted to repay at maturity up to $235.0 million of our indebtedness outstanding as of March 31, 2016 with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and may significantly dilute the ownership interest of our stockholders.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, or use capital for other activities or pursuits.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, cash provided by sales of assets, and, if available, grants, VETC and other credits. At March 31, 2016, we had total cash and cash equivalents and short-term investments of $162.9 million, compared to $146.7 million at December 31, 2015.
On November 11, 2015, we entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal, pursuant to which we may issue and sell, from time to time, through or to Citigroup shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering program (the “ATM Program”). In the three months ended March 31, 2016, we received $21.4 million in proceeds, net of $0.7 million in fees and issuance costs, and issued 7,664,467 shares of our common stock in the ATM Program. Since its inception through the date of this report, we have received $38.0 million in proceeds, net of $1.4 million in fees and issuance costs, and issued 12,780,069 shares of our common stock in the ATM Program, and approximately $35.6 million remains available for sale in the ATM Program. We intend to use any net proceeds from the ATM Program for general corporate purposes, including repaying a portion of our outstanding SLG Notes or our other outstanding indebtedness.

On December 31, 2015, we terminated our credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE”). The Credit Agreement provided us the eligibility to receive up to $200 million of loans from GE to finance the development, construction and operation of two new LNG plans. We had not borrowed any amounts under the Credit Agreement as of its termination. As a result of the termination of the Credit Agreement, all related unamortized deferred financing costs totaling $54.9 million, were removed from our balance sheet as an accelerated non-cash expense reported in interest expense. Included in the total was $54.3 million that was recorded as deferred financing costs and related to the value of the warrant to purchase up to 5.0 million shares of our common stock we issued to GE in connection with the Credit Agreement.

On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank ("Plains"), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew down $50.0 million under this Credit Facility.

See Note 10 for a description of all of our outstanding debt.
We believe that our current cash and cash equivalents and short-term investments and cash generated from operations and financing activities will satisfy our routine business requirements for at least the next twelve months; however, we will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock. The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity and other factors described under “Liquidity” above. We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital (including through the ATM Program or other equity offerings), or any combination of these or other available sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our existing stockholders or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements
At March 31, 2016, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•	outstanding surety bonds for construction contracts and general corporate purposes totaling $68.5 million ;

•	two long-term take-or-pay contracts for the purchase of natural gas; and

•	operating leases where we are the lessee.
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
We have two long-term take-or-pay contracts that require us to purchase minimum volumes of natural gas at fixed prices and expire in March 2020 and December 2020.
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
Natural gas costs represented 29% (or 32% excluding our Clean Energy Compression and Clean Energy Cryogenics subsidiaries) of our cost of sales in 2015, 30.7% (or 35.8% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for the three months ended March 31, 2015 and 28.9% (or 30.7% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for the three months ended March 31, 2016.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements also expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at March 31, 2016.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our condensed consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.4 million of gains in the three months ended March 31, 2016. During the three months ended March 31, 2016, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rate on these assets and liabilities were to fluctuate by 10% from the rate as of March 31, 2016, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.6 million.

Item 4.—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of our disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Except as described below, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As stated in Note 1 of this report, effective January 1, 2016 we implemented a cost tracking system that provides for a detailed tracking of costs incurred on station construction projects. We use this tracking system to make estimates with respect to the percentage a project is complete and the corresponding amount of revenue that should be recognized. The implementation of this system resulted in certain changes to business processes and internal controls over financial reporting. The changes were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

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
Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2015 Form 10-K before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
We have a history of losses and may incur additional losses in the future.
For the years ended December 31, 2013, 2014 and 2015, we incurred pre-tax losses of $63.2 million, $89.9 million, and $133.8 million, respectively. During these periods our losses were substantially decreased by approximately $45.4 million, $28.4 million and $31.0 million of revenue, respectively, from the VETC alternative fuels tax credits. We may continue to incur losses or never achieve or maintain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
At March 31, 2016, our total consolidated indebtedness was approximately $528.8 million which includes amounts incurred under the 7.5% Notes, SLG Notes, 5.25% Notes, LSA and Canton Bonds, each of which is defined and discussed in Note 10 to our condensed consolidated financial statements included in this report. As of March 31, 2016 approximately $88.8 million, $55.4 million, $272.7 million, $54.7 million, $53.1 million, and $4.1 million of our consolidated indebtedness matures in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively. We expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $31.4 million for the year ending December 31, 2016.
Although we do not have a specific plan regarding the repurchase, redemption or restructuring of our outstanding indebtedness, we generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when opportunities arise. With respect to certain of our outstanding indebtedness due in 2016, we anticipate repaying, with a combination of cash and shares of our common stock, all of the outstanding principal amount of the SLG Notes, together with accrued and unpaid interest, on or prior to their August 2016 maturity date. To this end, on March 1, 2016 and pursuant to the consent of the holders of the SLG Notes, we prepaid an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. In addition, with respect to certain of our outstanding indebtedness due in 2018, in light of discounted trading prices of our 5.25% Notes and other factors, our board of directors has authorized and approved our use of up to $50.0 million to opportunistically purchase in the open market our outstanding 5.25% Notes.
Pursuant to such approval, as of May 5, 2016, we have paid an aggregate of $20.7 million in cash to repurchase an aggregate of $39.0 million of the 5.25% Notes, plus accrued interest. In addition, on April 19, 2016, we entered into a privately negotiated exchange agreement with certain holders (the “Holders”) of 5.25% Notes. Under the exchange agreement, the Holders agreed to exchange an aggregate principal amount of $25.0 million of Notes and accrued but unpaid interest held by them in exchange for shares of our common stock. Upon the consummation of all of the transactions contemplated by the exchange agreement, which occurred on May 4, 2016, we issued 6,265,829 shares of common stock. The repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled.

Our ability to make payments of the principal and interest on our indebtedness, whether at or prior to their due dates, depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash flow from operations sufficient to service our debt. If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing on terms that may be onerous or highly dilutive to our stockholders. Our ability to pursue any of these avenues, should we decide to do so, would depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at a desirable time, which could result in a default on our debt obligations. Additionally, certain of the agreements governing our indebtedness contain restrictive covenants and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and government regulations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts as needed.
At March 31, 2016, we are permitted to repay up to $235.0 million of our consolidated outstanding indebtedness at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and would dilute the ownership interest of our stockholders.
We may need to raise additional capital to continue to fund the growth of our business or repay our debt.
At March 31, 2016, we had total cash and cash equivalents of $87.2 million and short-term investments of $75.7 million. Our business plan calls for approximately $25.5 million in capital expenditures for 2016, as well as additional capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness, either prior to or at their maturity dates, or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock (including through our established at-the-market selling program or other equity offerings) would increase the number of our outstanding shares and dilute the ownership interest of our stockholders. We may also pursue debt financing, such as our February 2016 loan from PlainsCapital Bank, since, despite our level of consolidated debt, the agreements governing much of our existing debt do not restrict our ability to incur additional indebtedness, including secured and unsecured indebtedness, or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, project finance debt, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business and economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plan, unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we would be forced to suspend, delay or curtail these plans, expenditures or other transactions, which could negatively affect our business and prospects.
Our success is dependent upon the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel.
Our success is highly dependent upon the adoption by fleets and other consumers of natural gas as a vehicle fuel. Factors that may influence the adoption of natural gas as a vehicle fuel include, among others, those discussed in these risk factors. If the market for natural gas as a vehicle fuel does not develop as we expect or develops more slowly than we expect or if a market does develop but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed. The market for natural gas as a vehicle fuel is a relatively new and developing market characterized by intense competition, evolving government regulation and industry standards and changing consumer demands and behaviors.
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the price of oil, gasoline, diesel and natural gas;

•	The availability of natural gas and the price of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for gasoline, diesel and alternative fuel vehicles;

•	The entry or exit of engine manufacturers from the market;

•	Perceptions about greenhouse gas emissions (also known as “fugitive methane emissions”) from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles;

•	The availability and acceptance of other alternative fuels and alternative fuel vehicles;

•	The existence of government programs, policies, regulations or incentives promoting natural gas and other alternative fuels and alternative vehicles;

•	Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle;

•	The availability of service for natural gas vehicles;

•	The environmental consciousness of fleets and consumers;

•	The existence and success of tax credits, government incentives and grant programs that promote the use of natural gas as a vehicle fuel; and

•	The other risks discussed in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely impact our business.
In recent years, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Market adoption of CNG, LNG and RNG as vehicle fuels could be slowed or limited if there are significant decreases in the prices of, or significant increases in the supply and availability of, gasoline and diesel, today’s most prevalent and conventional vehicle fuels, which would decrease the market’s perception of a need for alternative vehicle fuels generally, or if there are decreases in the prices of gasoline and diesel without a corresponding decrease in the price of natural gas or an increase in the price of natural gas without corresponding increases in the prices of gasoline and diesel. Any of these circumstances could cause the success or perceived success of our industry and our business to materially suffer. Part of the reason that such slowed or limited adoption of natural gas as a vehicle fuel might occur under these circumstances is due to the higher cost of natural gas vehicles compared to gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If gasoline or diesel prices drop significantly, fuel economy of gasoline- or diesel-powered vehicles improves, or the prices of CNG and LNG are not sufficiently low, operators may delay or refrain from purchasing natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover in a timely manner the additional costs of acquiring or converting to natural gas vehicles. In addition, our profit margins are directly affected by fluctuations in natural gas, gasoline and diesel prices. In order to attract fleet operators and other consumers to convert to natural gas vehicles, we must be able to offer CNG and LNG fuel at prices lower than gasoline and diesel. Decreases in the price of gasoline and diesel and increases in the price of natural gas make it more difficult for us to offer our customers attractive prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Further, increased natural gas prices affect the cost to us of natural gas and adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers, and conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers.

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
We believe the development and expansion of the U.S. natural gas heavy-duty truck market, and the execution of our America’s Natural Gas Highway initiative to build a nationwide network of natural gas truck friendly fueling stations, depends upon the successful adoption of natural gas engines that are well-suited for use by heavy-duty trucks. We have no control over the marketing and sales efforts for these engines or the success of these efforts, the retail price for these engines or the number of these engines that are ultimately sold. Manufacturers may not produce natural gas engines in meaningful numbers or as quickly as we anticipate, which could delay the adoption and deployment of natural gas trucks by operators. Other factors potentially contributing to slow or limited adoption of heavy-duty trucks powered by natural gas engines are that these trucks cost more than comparable gasoline or diesel trucks and may experience, or be perceived to experience, more operational or performance issues. Our business would be harmed if meaningful numbers of natural gas heavy-duty truck engines are not deployed, if such deployment is slower than expected, or if a substantial number of the trucks that are deployed experience performance issues with their natural gas engines or are not fueled at our stations.
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
We are seeking to fuel a substantial number of natural gas heavy-duty trucks and in connection with that effort we are building America’s Natural Gas Highway. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway have required, and will continue to require, a significant commitment of capital and other resources, and our ability to successfully execute our plans faces substantial risks, including, among others:

•
Most of our existing ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis. We have been, and may continue to be required to, spend significant additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for that purpose;

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations;

•	Truck and vehicle operators may not fuel at our stations due to lack of access or convenience, prices or numerous other factors;

•
We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. At March 31 2016, Cummins Westport was the principal natural gas engine manufacturer for the medium- and heavy-duty market, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•
Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside of our control. To date, adoption and deployment of natural gas trucks has been slower and more limited than we anticipated;

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•
At March 31, 2016, we had 43 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. If we do not open the stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs.

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
Limited availability of natural gas vehicles and engine sizes, including heavy-duty trucks and other types of vehicles, restricts their large-scale introduction and narrows our potential customer base, and limits our natural gas fuel sales. Limited production could also increase the cost to purchase natural gas vehicles. Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets and they may not decide to expand, or they may decide to discontinue or curtail their existing natural gas engine or vehicle product lines. Additionally, engines that are produced may experience performance issues or be subject to recalls. As a result of these and other factors, the limited supply of natural gas vehicles could restrict our ability to promote and achieve widespread adoption of natural gas vehicles, which could harm our business and prospects.
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
We face increasing competition from a variety of businesses, many of which have far greater resources and brand awareness than we have.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports and taxis, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods. Further, we compete with producers and sellers of gasoline and diesel fuels, which power the vast majority of vehicles in the U.S. and Canada, suppliers of other alternative vehicle fuels and providers of hybrid and electric vehicles. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities and their affiliates also own and operate natural gas fueling stations that compete with our stations. For example, the California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers. Additionally, Northwest Natural has been granted a similar service tariff by the Oregon Public Utilities Commission. Utilities or their affiliates in several other states, including Michigan, Illinois, New Jersey, North Carolina, Maryland, Washington, Kentucky, Florida and Georgia, either have entered or are preparing to enter the natural gas vehicle fuel business. Utilities and their affiliates typically have unique competitive advantages, including lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.
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
Clean Energy Compression designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells has not in some instances performed, and may not in the future perform, as expected, according to legal, contractual or other specifications or at all. Clean Energy Compression has in the past and may in the future incur significant and unexpected costs in the life cycle of its products, including costs incurred to fix any discovered performance errors and to repair any product malfunctions. The scope and likelihood of these risks increases as Clean Energy Compression makes efforts to expand its services to new geographic and other markets. The occurrence of any of these risks has and may continue to reduce sales of Clean Energy Compression products and services, damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products and services, force product recalls and/or result in product liability claims.
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
Clean Energy Compression has operations in Canada, China, Colombia, Bangladesh and Peru. Clean Energy Compression’s natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described in these risk factors, the global scope of our operations may subject us to risks and uncertainties that could limit our operations, increase our costs or otherwise negatively impact our business and financial condition, including, among others:

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
We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 16% of our revenues for the three months ended March 31, 2016 and approximately 19%, 18% and 18% of our annual revenues in 2013, 2014 and 2015, respectively. In addition to normal business risks, our contracts with government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only required to pay for work done and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.
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
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We estimate that we will be required to pay at least $150,000 in 2016 to comply with AB 32 with respect to our LNG vehicle fuel sales in California. Our costs in future years will depend on how much LNG vehicle fuel we sell that is regulated, CARB's guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits under AB 32 at the time we purchase them. We anticipate that the costs we incur to comply with this legislation will be passed through to our LNG vehicle fuel purchasers, which may diminish the attractiveness of LNG as a vehicle fuel for California buyers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. SoCalGas, the Southern California gas utility, has recently announced that it intends to charge CNG fueling customers an additional $0.27 per MMBtu to cover its AB 32 compliance costs. We anticipate that we will pass these additional utility fees on to our customers, which will diminish the economic attractiveness of CNG vehicle fuel. In addition, we anticipate that, over time, as the utilities' compliance costs increase, we or our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. These costs will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 as a result of the natural gas we or our customers buy through the utility’s pipeline. Although our

Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the complexity of the requirements that biomethane must meet in order to be exempt under AB 32 and the possibility of changes to this legislation make any exemption uncertain. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
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
Our operations entail inherent risks, including equipment defects, malfunctions, failures, and misuses, which could result in uncontrollable flows of natural gas, fires, explosions and other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers have in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations can result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are currently regulated by some state regulatory agencies and may in the future be regulated by the EPA and/or by additional state regulators. Additionally, CNG fuel tanks and trailers, if damaged by accidents or improper maintenance or installation, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits. Moreover, any of these occurrence could harm our reputation, our business and adoption levels of natural gas generally.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion and occasionally up to 100% of the purchase price of natural gas vehicles they agree to purchase. Risks associated with these financing activities include, among others, that: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of March 31, 2016, we had net $8.3 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
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
Our RNG business may not be successful.

We own RNG production facilities located in Canton, Michigan and North Shelby, Tennessee. We are also seeking to increase our RNG business by pursuing additional projects on our own and with project partners. We may not be successful in operating or developing these projects or any future projects or generating a financial return from our investments. Historically, projects that produce pipeline-quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities and the lack of government programs and regulations that support these activities. The success of our RNG business depends on our ability to obtain necessary financing, to successfully manage the construction and operation of our RNG production facilities, to enter into RNG supply agreements with third parties, and to either sell RNG at substantial premiums to conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail.
The market for RINs and LCFS Credits is volatile, and the prices for such credits are subject to significant fluctuations. We have entered into futures contracts for our sale of specified amounts of RINs over specified periods and at fixed prices. These futures contracts subject us to risks based on fluctuations in the prevailing market price for RINs, since we could be forced to purchase RINs in the open market if we are not able to produce sufficient RINs through our operations to satisfy our obligations under these futures contracts, even if the prevailing market price at which we must purchase the RINs is higher than the fixed price set forth in the futures contracts, and we could be forced to forego incremental revenue if RINs prices increase above the fixed prices in our futures contracts and we are forced to sell the RINs at the lower fixed prices. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to federal and state programs under which such credits are generated and sold. In the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to profitably operate our RNG business.
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
Our quarterly results of operations have historically experienced significant fluctuations and may continue to fluctuate significantly as a result of a variety of factors, including those described in these risk factors. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant fluctuations of our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of any one quarter as an indicator of future performance.
Risks Related to Our Common Stock
Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.
As of March 31, 2016, there were 100,237,328 shares of our common stock outstanding, 11,740,308 shares underlying outstanding options, 2,643,076 shares underlying restricted stock units, 3,130,682 shares underlying outstanding warrants and approximately 29,102,645 shares underlying outstanding convertible notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended ("Securities Act"). Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of March 31, 2016, 17,441,860 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following a margin call that is not satisfied or any other large sales of our common stock by our officers and directors may cause the price of our common stock to decline.
A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of March 31, 2016, our co-founder and board member T. Boone Pickens beneficially owned approximately 21.2% of our common stock (including 17,441,860 outstanding shares of common stock, 725,000 shares underlying stock options exercisable within 60 days after March 31, 2016, and 4,113,923 shares underlying convertible promissory notes convertible within 60 days after March 31, 2016). As a result, Mr. Pickens is able to strongly influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might ultimately affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.
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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds
On April 19, 2016, we entered into a privately negotiated exchange agreement with certain holders (the “Holders”) of 5.25% Notes. Under the exchange agreement, the Holders agreed to exchange an aggregate principal amount of $25.0 million of 5.25% Notes and accrued but unpaid interest held by them in exchange for shares of our common stock. Upon the closing of all of the transactions contemplated by the exchange agreement, which occurred on May 4, 2016, we issued 6,265,829 shares of common stock to the Holders. The shares of common stock were issued to “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act. We may determine to redeem or repurchase additional outstanding 5.25% Notes at our discretion and pursuant to the terms of the agreements and other instruments governing the 5.25% Notes. The form and timing of any such activity would be dependent on market conditions and other factors that our Board of Directors deems relevant. The foregoing does not constitute an offer to sell, or a solicitation of an offer to buy, any security and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering would be unlawful, nor does it constitute an offer to exchange 5.25% Notes or other of our securities for common stock or other of our securities.
Item 3.—Defaults upon Senior Securities
None.
Item 4.—Mine Safety Disclosures
None.
Item 5.—Other Information
None.
Item 6.—Exhibits
The information required by this Item 6 is set forth on the exhibit index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 5, 2016	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.111	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank, filed as Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K filed March 3, 2016.

10.112
Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust, filed as Exhibit 10.112 to the Registrant’s Annual Report on Form 10-K filed March 3, 2016.

10.113
Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank, filed as Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K filed March 3, 2016.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2016;
(ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2015 and 2016;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2015 and 2016;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2016; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
*                 Filed herewith.
**          Furnished herewith.