Form 10-Q
period 2016-06-30
Clean Energy Fuels Corp.
filed 2016-08-09
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 2, 2016, there were 131,188,075 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2015	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$43,724	$102,316
Restricted cash	4,240	4,439
Short-term investments	102,944	79,364
Accounts receivable, net of allowance for doubtful accounts of $1,895 and $1,714 as of December 31, 2015 and June 30, 2016, respectively	73,645	77,681
Other receivables	60,667	31,037
Inventory	29,289	28,561
Prepaid expenses and other current assets	14,657	12,604
Total current assets	329,166	336,002
Land, property and equipment, net	516,324	495,791
Notes receivable and other long-term assets, net	14,732	17,990
Investments in other entities	5,695	2,657
Goodwill	91,967	94,405
Intangible assets, net	42,644	42,292
Total assets	$1,000,528	$989,137
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$149,856	$139,428
Accounts payable	26,906	19,766
Accrued liabilities	59,082	49,978
Deferred revenue	10,549	9,299
Total current liabilities	246,393	218,471
Long-term portion of debt and capital lease obligations	352,294	284,361
Long-term debt, related party	65,000	65,000
Other long-term liabilities	7,896	8,156
Total liabilities	671,583	575,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 92,382,717 shares and 116,344,723 shares at December 31, 2015 and June 30, 2016, respectively	9	12
Additional paid-in capital	915,199	989,348
Accumulated deficit	(591,683)	(587,325)
Accumulated other comprehensive loss	(20,973)	(14,353)
Total Clean Energy Fuels Corp. stockholders’ equity	302,552	387,682
Noncontrolling interest in subsidiary	26,393	25,467
Total stockholders’ equity	328,945	413,149
Total liabilities and stockholders’ equity	$1,000,528	$989,137

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue:
Product revenues	$75,744	$94,731	$145,041	$178,723
Service revenues	11,124	13,294	27,675	25,084
Total revenues	86,868	108,025	172,716	203,807
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	59,387	61,880	114,766	115,251
Service cost of sales	4,399	6,848	13,753	12,732
Loss (gain) from change in fair value of derivative warrants	300	(1)	(583)	1
Selling, general and administrative	28,994	25,262	59,227	50,855
Depreciation and amortization	13,402	14,920	26,288	29,881
Total operating expenses	106,482	108,909	213,451	208,720
Operating loss	(19,614)	(884)	(40,735)	(4,913)
Gain from extinguishment of debt	—	10,120	—	26,043
Interest expense, net	(9,973)	(7,821)	(19,868)	(16,981)
Other income (expense), net	317	(147)	864	103
Income (loss) from equity method investments	(345)	67	(549)	(7)
Income (loss) before income taxes	(29,615)	1,335	(60,288)	4,245
Income tax expense	(740)	(432)	(1,594)	(813)
Net income (loss)	(30,355)	903	(61,882)	3,432
Loss from noncontrolling interest	393	627	773	926
Net income (loss) attributable to Clean Energy Fuels Corp.	$(29,962)	$1,530	$(61,109)	$4,358
Income (loss) per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.33)	$0.01	$(0.67)	$0.04
Diluted	$(0.33)	$0.01	$(0.67)	$0.04
Weighted-average common shares outstanding:
Basic	91,480,998	109,272,906	91,399,478	103,782,086
Diluted	91,480,998	111,743,512	91,399,478	106,252,692
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2016	2015	2016	2015	2016
Net income (loss)	$(29,962)	$1,530	$(393)	$(627)	$(30,355)	$903

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2016	813	661	—	—	813	661
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2015 and 2016	535	2	—	—	535	2
Unrealized losses on available-for-sale securities, net of $0 tax in 2015 and 2016	(2)	10	—	—	(2)	10
Total other comprehensive income (loss)	1,346	673	—	—	1,346	673
Comprehensive income (loss)	$(28,616)	$2,203	$(393)	$(627)	$(29,009)	$1,576

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016	2015	2016
Net income (loss)	$(61,109)	$4,358	$(773)	$(926)	$(61,882)	$3,432

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2016	(4,868)	7,176	—	—	$(4,868)	$7,176
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2015 and 2016	(2,776)	(633)	—	—	$(2,776)	$(633)
Unrealized losses on available-for-sale securities, net of $0 tax in 2015 and 2016	14	77	—	—	14	77
Total other comprehensive income (loss)	(7,630)	6,620	—	—	(7,630)	6,620
Comprehensive income (loss)	$(68,739)	$10,978	$(773)	$(926)	$(69,512)	$10,052

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$(61,882)	$3,432
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26,288	29,881
Provision for doubtful accounts, notes and inventory	1,440	1,304
Stock-based compensation expense	5,353	4,456
Gain on extinguishment of debt	—	(26,043)
Amortization of debt issuance cost	1,534	859
Accretion of notes payable	36	—
Changes in operating assets and liabilities:
Accounts and other receivables	40,636	24,229
Inventory	3,293	263
Prepaid expenses and other assets	7,329	1,411
Accounts payable	(11,570)	(2,648)
Accrued expenses and other	(15,315)	(9,532)
Net cash provided by (used in) operating activities	(2,858)	27,612
Cash flows from investing activities:
Purchases of short-term investments	(71,739)	(65,661)
Maturities and sales of short-term investments	64,861	88,946
Purchases and deposits on property and equipment	(26,236)	(11,589)
Loans made to customers	(2,510)	(1,710)
Payments on and proceeds from sales of loans receivable	892	442
Restricted cash	1,543	(77)
Capital from equity method investment	—	3,031
Net cash provided by (used in) investing activities	(33,189)	13,382
Cash flows from financing activities:
Issuances of common stock	599	52,429
Fees paid for at-the-market stock offering program	—	(721)
Proceeds from debt instruments	6	938
Proceeds from revolving line of credit	24	50,008
Repayment of borrowing under revolving line of credit	(26)	(5)
Repayment of capital lease obligations and debt instruments	(2,509)	(86,470)
Net cash provided by (used in) financing activities	(1,906)	16,179
Effect of exchange rates on cash and cash equivalents	(1,132)	1,419
Net increase (decrease) in cash	(39,085)	58,592
Cash and cash equivalents, beginning of period	92,381	43,724
Cash and cash equivalents, end of period	$53,296	$102,316
Supplemental disclosure of cash flow information:
Income taxes paid	$497	$854
Interest paid, net of approximately $534 and $270 capitalized, respectively	18,184	17,396

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data, Unaudited)
Note 1—General
Nature of Business  Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates otherwise), is engaged in the business of selling natural gas as an alternative fuel for vehicle fleets and related natural gas fueling solutions to its customers, primarily in the United States and Canada.
The Company's principal business is supplying compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG”) (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation, repair and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates, and maintains fueling stations; manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines; processes and sells RNG; sells tradable credits it generates by selling natural gas and RNG as a vehicle fuel, including credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; helps its customers acquire and finance natural gas vehicles and obtains federal, state and local tax credits, grants and incentives.
Basis of Presentation  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows as of and for the three and six months ended June 30, 2015 and 2016. All intercompany accounts and transactions have been eliminated in consolidation. The three and six month periods ended June 30, 2015 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year.
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
Reclassifications Certain prior period items and amounts have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the period ended June 30, 2016. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

During the three months ended March 31, 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The standard is required to be applied on a retrospective basis. As a result of applying the standard, unamortized debt issuance costs of $273 were reclassified from Prepaid expenses and other current assets to Current portion of long-term debt and capital lease obligations and $4,991 were reclassified from Notes receivable and other long-term assets to Long-term debt and capital lease obligations as of December 31, 2015.

In addition, the Company has reclassified certain line items in accrued liabilities in Note 9 to conform to the current period presentation.

Use of Estimates  The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include (but are not limited to) those related to revenue recognition, goodwill and long-lived intangible asset valuations and impairment assessments, income tax valuations, and stock-based compensation expense.

Revenue Recognition Effective January 1, 2016, the Company implemented a cost tracking system that provides for a detailed tracking of costs incurred on its station construction projects on a project by project basis. The Company has also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, the Company is able to make reliable estimates as to the percentage of a project that is complete at the end of each reporting period. Therefore, beginning January 1, 2016, the Company began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, the Company estimates the percentage of completion of a project based on the costs incurred to date for the associated contract in comparison to the estimated total costs for such contract at completion.

The Company historically recognized revenue on station construction projects using the completed-contract method because it did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities began. The sale of compressors and related equipment continues to be recognized under the percentage of completion method as in previous periods.

Station construction contracts are generally short-term, except for certain larger and more complex stations, which can take up to 24 months to complete. Management evaluates the performance of contracts on an individual contract basis. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can result in a change to contract profitability can and do change during a contract performance period, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the six months ended June 30, 2016, there were no losses on open contracts.

The Company considers unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the six months ended June 30, 2016.

As a result of using the percentage of completion method to recognize revenues, station construction sales during the three months ended June 30, 2016 provided $8,454 in revenues, $1,074 in operating income, and $0.01 of income per diluted share for such period that would otherwise not have been recognized during such period under the completed contract method. During the six months ended June 30, 2016, station construction sales provided $17,847 in revenues, $2,174 in operating income, and $0.02 of income per diluted share for such period that would otherwise not have been recognized during such period under the completed contract method.
Note 2— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded income (loss) from this investment of $(345) and $67 for the three months ended June 30, 2015 and 2016, respectively. The Company recorded a (loss) from this investment of $(549) and $(7) for the six months ended June 30, 2015 and 2016, respectively. Additionally, during the three months ended June 30, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company has an investment balance of $4,695 and $1,657 at December 31, 2015 and June 30, 2016, respectively.
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to large industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, that do not have direct access to natural gas pipelines.

The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users .The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014. The Company reported a loss from the noncontrolling interest of $393 and $627 for the three months ended June 30, 2015 and 2016, respectively. The Company recorded a loss from the noncontrolling interest of $773 and $926 for the six months ended June 30, 2015 and 2016, respectively. The noncontrolling interest was $26,393 and $25,467 at December 31, 2015 and June 30, 2016, respectively.
Note 3—Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $40,691 and $99,906 at December 31, 2015 and June 30, 2016, respectively.
Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash at December 31, 2015 and June 30, 2016 consisted of the following:

	December 31, 2015	June 30, 2016
Short-term restricted cash:
Standby letters of credit	$1,631	$1,753
Canton Bonds (see Note 10)	2,609	2,686
Total short-term restricted cash	$4,240	$4,439

Note 5—Investments
Available-for-sale securities are carried at fair value, inclusive of unrealized gains and losses. Unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale securities are recognized on the specific identification basis. All of the Company’s short-term investments are classified as available-for-sale securities.
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2016, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments at December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$16,797	$(7)	$16,790
Zero coupon bonds	500	(1)	499
Corporate bonds	37,181	(77)	37,104
Certificate of deposits	48,551	—	48,551
Total short-term investments	$103,029	$(85)	$102,944

Short-term investments at June 30, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Municipal bonds and notes	$21,565	$(4)	$21,561
Zero coupon bonds	429	—	429
U.S. government agencies	5,000	1	5,001
Corporate bonds	3,730	(5)	3,725
Certificate of deposits	48,648	—	48,648
Total short-term investments	$79,372	$(8)	$79,364
Note 6—Other Receivables
Other receivables at December 31, 2015 and June 30, 2016 consisted of the following:

	December 31, 2015	June 30, 2016
Loans to customers to finance vehicle purchases	$10,531	$8,990
Accrued customer billings	7,106	13,137
Fuel tax and carbon credits	40,730	6,039
Other	2,300	2,871
Total other receivables	$60,667	$31,037
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
Inventories at December 31, 2015 and June 30, 2016 consisted of the following:

	December 31, 2015	June 30, 2016
Raw materials and spare parts	$25,113	$26,016
Work in process	973	834
Finished goods	3,203	1,711
Total inventories	$29,289	$28,561
Note 8—Land, Property and Equipment
Land, property and equipment at December 31, 2015 and June 30, 2016 are summarized as follows:

	December 31, 2015	June 30, 2016
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants	46,397	46,430
Station equipment	316,258	327,469
Trailers	50,414	51,667
Other equipment	83,687	89,021
Construction in progress	139,586	127,527
	733,834	739,606
Less: accumulated depreciation	(217,510)	(243,815)
Total land, property and equipment	$516,324	$495,791

Included in land, property and equipment are capitalized software costs of $22,886 and $24,143 at December 31, 2015 and June 30, 2016, respectively. The accumulated amortization on the capitalized software costs is $13,793 and $15,578 at December 31, 2015 and June 30, 2016, respectively. The Company recorded $831 and $847 of amortization expense related to the capitalized software costs during the three months ended June 30, 2015 and 2016, respectively. The Company recorded $1,547 and 1,785 of amortization expense related to the capitalized software costs during the six months ended June 30, 2015 and 2016, respectively.
At June 30, 2015 and 2016, $9,720 and $3,092, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 9—Accrued Liabilities
Accrued liabilities at December 31, 2015 and June 30, 2016 consisted of the following:

	December 31, 2015	June 30, 2016
Accrued alternative fuel incentives (1)	$15,651	$12,370
Accrued employee benefits	3,042	3,424
Accrued interest	3,718	2,789
Accrued gas and equipment purchases	14,133	11,032
Accrued property and other taxes	5,344	4,838
Salaries and wages	9,537	7,736
Other	7,657	7,789
Total accrued liabilities	$59,082	$49,978
(1) Included in these balances are federal alternative fuels tax credit ("VETC") and tradable credits related to renewable identification numbers ("RIN Credits") and low carbon fuel standards ("LCFS Credits") owed to third parties.
Note 10—Debt
Debt and capital lease obligations at December 31, 2015 and June 30, 2016 consisted of the following and are further discussed below:

	December 31, 2015
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes(1)	$150,000	$399	$149,601
SLG Notes	145,000	38	144,962
5.25% Notes	250,000	3,985	246,015
Canton Bonds	10,910	514	10,396
Capital lease obligations	6,448	—	6,448
Other debt	10,056	328	9,728
Total debt and capital lease obligations	572,414	5,264	567,150
Less amounts due within one year	(150,129)	(273)	(149,856)
Total long-term debt and capital lease obligations	$422,285	$4,991	$417,294

	June 30, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes(1)	$150,000	$335	$149,665
SLG Notes	85,000	7	84,993
5.25% Notes	181,000	2,326	178,674
PlainsCapital Bank Credit Facility	50,000	—	50,000
Canton Bonds	10,219	446	9,773
Capital lease obligations	6,231	—	6,231
Other debt	9,636	183	9,453
Total debt and capital lease obligations	492,086	3,297	488,789
Less amounts due within one year	(139,620)	(192)	(139,428)
Total long-term debt and capital lease obligations	$352,466	$3,105	$349,361

(1) Included in the 7.5% Notes is $65,000 in principal amount held by T. Boone Pickens, which is classified as “Long-term debt, related party” on the condensed consolidated balance sheet. See below for additional information.

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
On June 14, 2013 (the “Transfer Date”), T. Boone Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), and Chesapeake entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.
Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (collectively, the “Amended Agreements”). The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the new holders of the CHK Notes. Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the “2013 Advance”). In addition, the Company canceled the existing CHK Notes and issued replacement notes, and the Company also issued notes to the Buyers in exchange for the 2013 Advance (the replacement notes and the notes issued in exchange for the 2013 Advance are referred to herein as the “7.5% Notes”).
The 7.5% Notes have the same terms as the CHK Notes, other than the changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, each holder of a 7.5% Note has the right to exchange all or any portion of the principal and accrued and unpaid interest under its 7.5% Notes for shares of the Company’s common stock at the 7.5% Notes Conversion Price.
Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of its common stock if, following the second anniversary of the issuance date of a 7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period.
The entire principal balance of each 7.5% Note is due and payable seven years following its issuance and the Company may repay each 7.5% Note at maturity in shares of its common stock (with a value determined by the per share volume weighted-average price for the 20 trading days prior to the maturity date) or cash. All of the shares issuable upon conversion of the 7.5%

Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission.
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of June 30, 2016.
On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
As a result of the foregoing transactions, (i) T. Boone Pickens holds 7.5% Notes in the aggregate principal amount of $65,000, (ii) Green Energy Investment Holdings, LLC holds 7.5% Notes in the aggregate principal amount of $80,000, and (iii) other third parties hold 7.5% Notes in the aggregate principal amount of $5,000.
SLG Notes
On August 24, 2011, the Company entered into convertible note purchase agreements (each, an “SLG Agreement” and collectively the “SLG Agreements”) with each of Springleaf Investments Pte. Ltd., a wholly owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a “Purchaser” and collectively, the “Purchasers”), whereby the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible promissory notes due in August 2016 (each a “SLG Note” and collectively the “SLG Notes”).
The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte. LTD transferred $24,000 in principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte. Ltd.
The SLG Notes carried interest at the rate of 7.5% per annum and were convertible at the option of each holder of an SLG Note into shares of the Company’s common stock at a conversion price of $15.00 per share (the “SLG Conversion Price”). Upon written notice to the Company, each holder of a SLG Note had the right to exchange all or any portion of the principal and accrued and unpaid interest under its SLG Notes for shares of the Company’s common stock at the SLG Conversion Price. Additionally, subject to certain restrictions, the Company could force conversion of each SLG Note into shares of its common stock if, following the second anniversary of the issuance date of the SLG Notes, such shares trade at a 40% premium to the SLG Conversion Price for at least 20 trading days in any consecutive 30 trading day period. The entire principal balance of each SLG Note is due and payable five years following its issuance date and the Company could repay the principal balance of each SLG Note in shares of its common stock or cash. All of the shares issuable upon conversion of the SLG Notes at maturity were registered for resale by their holders pursuant to a registration statement that was filed with and declared effective by the Securities and Exchange Commission. The SLG Agreements also provided for customary events of default which, if any of them had occurred would have permitted or required the principal of, and accrued interest on, the SLG Notes to become, or to be declared, due and payable. No events of default under the SLG Notes had occurred as of June 30, 2016.
In April 2012, $1,003 of principal and accrued interest under an SLG Note was converted by the holder thereof into 66,888 shares of the Company’s common stock. In January and February 2013, $4,030 of principal and accrued interest under an SLG Note was converted by the holder thereof into 268,664 shares of the Company’s common stock.
On March 1, 2016, and pursuant to the consent of the holders of the SLG Notes, the Company prepaid in cash an aggregate of $60,000 in principal amount and $1,812 in accrued and unpaid interest owed under the SLG Notes.
On July 14, 2016, the Company entered into separate privately negotiated exchange agreements with each holder of an SLG Note. Under the exchange agreements, each holder of an SLG Note agreed to exchange the outstanding principal amount of $85,000 of SLG Notes and $200 of accrued but unpaid interest held by them in exchange for an aggregate total of 14,000,000 shares of the Company's common stock and an aggregate total of $38,155 in cash in exchange for all SLG Notes. The repurchased and exchanged SLG Notes have been terminated and canceled in full. As of the completion of the transactions under these exchange agreements, the Company has no further obligations under the SLG Notes.
5.25% Notes
In September 2013, the Company completed a private offering of $250,000 in principal amount of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).
The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,805 were $242,195. The Company has used the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes. The 5.25% Notes bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on October 1 and April 1 of each year, beginning on April 1, 2014. The 5.25% Notes will mature on October 1, 2018, unless purchased, redeemed or converted prior to such date in accordance with their terms and the terms of the Indenture.
Holders may convert their 5.25% Notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date of the 5.25% Notes. Upon conversion, the Company will deliver a number of shares of its common stock, per $1 principal amount of 5.25% Notes, equal to the conversion rate then in effect (together with a cash payment in lieu of any fractional shares). The initial conversion rate for the 5.25% Notes is 64.1026 shares of the Company’s common stock per $1 principal amount of 5.25% Notes (which is equivalent to an initial conversion price of approximately $15.60 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events as described in the Indenture. Upon the occurrence of certain corporate events prior to the maturity date of the 5.25% Notes, the Company will, in certain circumstances, in addition to delivering the number of shares of the Company’s common stock deliverable upon conversion of the 5.25% Notes based on the conversion rate then in effect (together with a cash payment in lieu of any fractional shares), pay holders that convert their 5.25% Notes a cash make-whole payment in an amount as calculated in accordance with the Indenture. The Company may, at its option, irrevocably elect to settle its obligation to pay any such make-whole payment in shares of its common stock instead of in cash.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of June 30, 2016.
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
The Company's board of directors has authorized and approved the use of up to $50,000 to purchase the outstanding 5.25% Notes in the open market, in accordance with the terms of the Indenture. Pursuant to this approval, during the six months ended June 30, 2016, the Company paid an aggregate of $23,704 in cash to repurchase and retire $44,000 in aggregate principal amount of the 5.25% Notes, together with accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, the Company issued 6,265,829 shares of its common stock in exchange for an aggregate principal amount of $25,000 of 5.25% Notes held by such holders, together with accrued and unpaid interest thereon. The Company's repurchase and exchange of 5.25% Notes for the six months ended June 30, 2016 resulted in a total gain of $26.0 million for such period. The value of the shares issued has been excluded from the Company's consolidated statements of cash flows as it is a non-cash financing activity. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled.

PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility are due and payable on February 28, 2017. Simultaneously, the Company drew down $50,000 under this Credit Facility. The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA. No events of default under the Plains Loan Documents had occurred as of June 30, 2016.

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
The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to, among other things, accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement had occurred as of June 30, 2016.
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 21.77% and with a weighted average interest rate of 6.35% and 5.04% as of December 31, 2015 and June 30, 2016, respectively.
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
At-The-Market Offering Program. On November 11, 2015, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal, pursuant to which the Company may issue and sell, from time to time, through or to Citigroup shares of its common stock having an aggregate offering price of up to $75,000 in an “at-the-market” offering program (the “ATM Program”). As of December 31, 2015, the Company received $6,450 in proceeds, net of $493 in fees and issuance costs, and issued 1,561,902 shares of its common stock in the ATM Program. In the six months ended June 30, 2016, the Company received $53,000 in proceeds, net of $1,300 in fees and issuance costs, and issued 17,501,443 shares of its common stock in the ATM Program.
GE Credit Agreement. On December 31, 2015, the Company terminated its credit agreement (the “Credit Agreement”) with General Electric Capital Corporation ("GE") and all related documents except for a warrant for 1,000,000 shares which remains outstanding. The warrant for 1,000,000 shares of common stock are included in the basic and diluted net income (loss) per share calculations as they are issuable upon exercise by GE. The warrant terminates on November 7, 2022.
The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Weighted-average common shares outstanding - basic	91,480,998	109,272,906	91,399,478	103,782,086
Dilutive effect of potential common shares from restricted stock units (1)	—	2,470,606	—	2,470,606
Weighted-average common shares outstanding - diluted	91,480,998	111,743,512	91,399,478	106,252,692
(1) The Company recorded a net loss for the three and six months ended June 30, 2015 and therefore all potentially dilutive securities were excluded because their effect would have been antidilutive.
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. While such securities were antidilutive for the respective periods, they could be dilutive in the future.

	Six Months Ended June 30,
	2015	2016
Options	10,782,668	11,668,893
Warrants	6,130,682	—
Convertible Notes	35,185,979	26,762,902
Restricted Stock Units	2,972,252	2,470,606
Note 12—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock-based compensation expense, net of $0 tax in 2015 and 2016	$2,663	$2,037	$5,353	$4,456

At June 30, 2016, there was $11,609 of total unrecognized compensation costs related to non-vested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.97 years.

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
The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any such lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. However, the Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Note 14—Income Taxes
The Company’s income tax expense for the three months ended June 30, 2015 and 2016 was $740 and $432, respectively. The Company's income tax expense for the six months ended June 30, 2015 and 2016 was $1,594 and $813, respectively. Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax provision for the three and six months ended June 30, 2016 as compared to the income tax provision for the three and six months ended June 30, 2015 was primarily attributable to a decrease in the earnings of foreign subsidiaries. The effective tax rates for the three and six months ended June 30, 2015 and 2016 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three and six months ended June 30, 2015 or June 30, 2016, respectively and the net interest incurred was immaterial for such periods.
Note 15—Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and non-recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy consists of the following three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
At June 30, 2016, the Company’s financial instruments consisted of available-for-sale securities, liability-classified warrants, and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair value of the Company's debt instruments approximated their carrying values at December 31, 2015 and June 30, 2016. See Note 10 for further information about the Company's debt instruments.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and June 30, 2016, respectively:

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$48,551	$—	$48,551	$—
Municipal bonds and notes	16,790	—	16,790	—
Zero coupon bonds	499	—	499	—
Corporate bonds	37,104	—	37,104	—
Liabilities:
Warrants(2)	632	—	—	632

Description	Balance at June 30, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$48,648	$—	$48,648	$—
Municipal bonds and notes	21,561	—	21,561	—
Zero coupon bonds	429	—	429	—
U.S government agencies	5,001		5,001
Corporate bonds	3,725	—	3,725	—
Liabilities:
Warrants(2)	604	—	—	604

(1) Included in short-term investments in the condensed consolidated balance sheets. See Note 5 for further information.
(2) Included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the six months ended June 30, 2015 and 2016. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.
Note 16—Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") has issued three amendments to the new revenue standard, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as follows:

•
    In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, non-cash consideration, contract modifications at transition, completed contracts at transition and technical correction.

•
    In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as helps to improve the operability and understanding of the licensing implementation guidance.

•
    In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the new revenue guidance to be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, which for the Company is the first quarter of 2018, using one of two prescribed retrospective methods. The Company is currently evaluating the impact of this ASU will have on its consolidated financial statements and related disclosures as well as which transition method it will adopt.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses.     This pronouncement is effective for reporting periods beginning after December 15, 2019, which for the Company is the first quarter of 2020. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. Early adoption is allowed in an interim or annual reporting period. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, and mandates a modified retrospective transition method. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements, and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity's ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will need to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity's ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements and related disclosures.

Note 17—Alternative Fuels Excise Tax Credit
From October 1, 2006 through December 31, 2015, the Company was eligible to receive a federal alternative fuels tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. For 2016, the VETC credit is $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon equivalent of LNG that is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits as revenue in its condensed consolidated statements of operations, as the credits are fully refundable and do not need to offset income tax liabilities to be received. In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenue related to vehicle fuels sold in the 2015 calendar year, totaling $30,986, was recognized in December 2015. The Company recognized $6,536 and $12,916 of VETC revenue during the three and six months ended June 30, 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016, as well as the consolidated financial statements and notes included therein (collectively, our “2015 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.
Cautionary Statement Regarding Forward Looking Statements
This MD&A and other sections of this report contain forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are based on various assumptions and expectations that we believe are reasonable, may include statements about, among other things, projections of our future financial performance and our growth strategies and anticipated trends in our industry and our business. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that could cause our or our industry's actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, those discussed under “Risk Factors” in this report and in our 2015 10-K. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2015 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of compressed natural gas("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") delivered. Our principal business is supplying CNG, LNG and RNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also: design, build, operate, and maintain fueling stations; manufacture, sell and service non-lubricated natural gas fueling compressors and related equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG to large industrial and institutional energy users who do not have direct access to natural gas pipelines; process and sell RNG; sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits we generate under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") we generate under the federal Renewable Fuel Standard Phase 2; help our customers acquire and finance natural gas vehicles and obtain federal, state and local tax credits, grants and incentives.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuels for the foreseeable future. As of June 30, 2016, we serve nearly 1,000 fleet customers operating over 44,000 natural gas vehicles, and we own, operate or supply over 570 natural gas fueling stations in 42 states in the United States and in British Columbia and Ontario in Canada.

Sources of Revenue
The following table presents our sources of revenue during the periods presented:

Revenue (in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
Volume Related	$63.2	$71.6	$127.8	$139.5
Compressor Sales	13.7	8.8	28.5	17.1
Station Construction Sales	9.6	21.1	16	34.3
VETC	—	6.5	—	12.9
Other	0.4	—	0.4	—
Total	$86.9	$108.0	$172.7	$203.8
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (v) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following tables, which should be read in conjunction with our condensed consolidated financial statements and notes included in this report and our consolidated financial statements and notes included in our 2015 10-K, presents our key operating data for the years ended December 31, 2013, 2014, and 2015 and for the three and six months ended June 30, 2015 and 2016:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
CNG (1)	143.9	182.6	229.2	54.9	63.9	107.3	125.0
RNG (2)	10.5	12.2	8.8	1.9	0.6	6.4	1.6
LNG	60.0	70.3	70.5	17.6	18.4	35.8	33.8
Total	214.4	265.1	308.5	74.4	82.9	149.5	160.4

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
O&M	108.7	137.3	159.3	39.5	44.4	77.2	84.7
Fuel (1)	86.4	108.2	130.1	29.3	32.6	61.6	64.5
Fuel and O&M (3)	19.3	19.6	19.1	5.6	5.9	10.7	11.2
Total	214.4	265.1	308.5	74.4	82.9	149.5	160.4

Other Operating data (in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
Gross margin	$127,713	$120,153	$125,835	23,082	39,297	44,197	75,824
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(66,968)	$(89,659)	$(134,242)	$(29,962)	$1,530	$(61,109)	$4,358

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP and our former joint venture in Peru. GGEs sold were 2.1 million, 0.0 million, and 0.4 million, for the years ended December 31, 2013, 2014, and 2015, respectively. Our joint venture MCEP had volumes of 0.1 million and 0.1 million for the three months ended June 30, 2015 and 2016, respectively and 0.2 million and 0.2 million, during the six months ended June 30, 2015 and 2016, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, also known as Redeem™, is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of VETC revenue: $45.4 million, $28.4 million, $31.0 million for the years ended December 31, 2013, 2014, 2015, respectively; $0.0 million and $6.5 million for the three months ended June 30, 2015 and 2016, respectively and $0.0 million and $12.9 million for the six months ended June 30, 2015 and 2016, respectively.  See the discussion under “Operations—VETC” below.

Key Trends
CNG and LNG are generally less expensive on an energy equivalent basis and, according to studies conducted by the California Air Resources Board and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States is expected to increase by approximately 49% during the period from January 1, 2012 through December 31, 2016. We believe this growth in demand is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of this period, as well as increasingly stringent environmental regulations affecting vehicle fleets and increased availability of natural gas. In the recent past, however, the prices of oil, gasoline, diesel and natural gas have been volatile and have generally decreased, and these trends of volatility and decreasing prices may continue. These conditions have resulted in lower revenue levels in certain periods due to a decreased pricing advantage when comparing natural gas prices to diesel and gasoline prices and the reduced prices we charge our customers for CNG and LNG, and, to a lesser degree, have resulted in lower profit margins as a result of reduced natural gas commodity costs. Further, we believe the global decline in oil prices, the strength of the U.S. dollar, and slower than expected sales in China have resulted in weaker than expected demand in non-U.S. markets for the natural gas fueling compressors and other equipment manufactured and sold by our subsidiary Clean Energy Compression. To the extent these volatile and lower-pricing conditions persist, our financial results may continue to be adversely affected.
The number of fueling stations we owned, operated, maintained and/or supplied increased from 348 at December 31, 2012 to over 570 at June 30, 2016 (a 63.8% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract. The amount of CNG, LNG and RNG gasoline gallon equivalents we delivered increased by 43.9% from 2013 to 2015 and by 7.3% from the first six months of 2015 compared to the same period in 2016.
This increase in gasoline gallon equivalents delivered contributed to increased revenue from 2013 to 2015 although our gross revenue decreased between 2014 and 2015 due largely to decreased station construction and compressor sales. Station construction sales decreased principally from the sale of more station upgrades and fewer full station projects in 2015 which generally have substantially higher price points than station upgrades. Clean Energy Compression revenue decreased due to the effects of a continued global decline in oil prices, the strength of the U.S. dollar and slower than expected sales in China. Additionally, there was a decrease in revenue as the result of lower effective prices of gallons delivered, which were caused by lower commodity costs in 2015 compared to 2014. The increase in gasoline gallon equivalents delivered during the first six months in 2016 contributed to increased gross revenue compared to the same period in 2015.
Our 2013, 2014 and 2015 revenues included VETC revenues of $45.4, $28.4 and $31.0 million, respectively, with the 2013 VETC revenues including $20.8 million related to vehicle fuel sold in 2012 due to the reinstatement of VETC in January 2013.
We recognized $12.9 million of VETC revenue during the six months ended June 30, 2016. Our revenue can vary between periods for various reasons, including the timing of equipment sales, station construction, and recognition of VETC and other credits, as well as natural gas prices and sale activity.
The RNG we sell for vehicle fuel use is distributed under the name Redeem™. The amount of Redeem vehicle fuel we delivered increased from 20.2 million GGEs in 2014 to 50.1 million GGEs in 2015, a 148% increase. Further, we delivered 30.1 million GGEs of Redeem during the six months ended June 30, 2016, compared to 21.6 million GGEs during the six months ended June 30, 2015, a 39.2% increase. Our customers more and more desire Redeem as it produces significantly lower greenhouse gas emissions than gasoline and diesel, and therefore we expect to deliver increasing volumes of Redeem.

We have generated and sold increasing amounts of RINs and LCFS Credits which has, along with higher prices for RINs and LCFS Credits, resulted in increasing revenues associated with such credits. In the first six months of 2016, we recognized $13.1 million and $10.9 million in revenue through the sale of RINs and LCFS Credits, respectively, compared to $5.3 million and $2.1 million of RINs Credits and LCFS Credits, respectively, recognized in the first six months of 2015. Further, for the year ended December 31, 2015, we recognized $10.3 million and $8.1 million in revenue through the sale of RINs and LCFS Credits, respectively, compared to $2.1 million and $3.5 million in revenue through the sale of RINs and LCFS Credits, respectively, for the year ended December 31, 2014. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we build our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The markets for RINs and LCFS Credits are volatile, and the prices for such credits are subject to significant fluctuations. Further, the value of RINs and

LCFS Credits may be adversely affected by any changes to the federal and state programs under which such credits are generated and sold.
As with our revenue, our fuel cost of sales increased from 2013 to 2014 and from the first six months of 2015 to the same period in 2016, but decreased from 2014 to 2015. We incurred increased costs across all periods relating to our delivery of more CNG, RNG and LNG gallons to our customers, but these increases were offset in 2015 by decreased costs associated with less station construction activity and fewer compressor sales, as well as lower commodity costs. Our cost of sales can vary between periods for various reasons, including commodity costs of fuel, the timing of equipment sales, and station construction and natural gas sale activity.
We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck friendly fueling stations, which we refer to as "America's Natural Gas Highway" or "ANGH." At June 30, 2016, we had 40 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, and we do not know when this will occur. We believe that growth of heavy-duty truck customers depends, in part, on the development and adoption of natural gas engines that are well-suited for use by heavy-duty trucks, which has been slower and more limited than anticipated. If these customers do not develop and if we do not open these stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs. Additionally, most of our existing ANGH stations were initially built to provide LNG, which typically costs more than CNG on an energy equivalent basis; however, because operators are adopting both LNG heavy-duty trucks and CNG heavy-duty trucks, we designed these stations to be capable of dispensing both fuels. Where we deem appropriate, we have been investing, and expect to continue to invest, additional capital in our ANGH stations to add CNG fueling. To help accelerate the adoption by heavy-duty truck fleets of natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing through to our customers.

Some ANGH stations are located at Pilot Flying J Travel Centers ("Pilot"), one of the largest truck fueling operators in the United States. Under our agreement with Pilot, we own the ANGH stations we build at Pilot locations and initially pay rent to Pilot for the use of its property. In addition, we are entitled to recoup all of our capital investments in ANGH stations we build at Pilot locations plus a defined return, after which we will share a portion of the station profits with Pilot.

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
On March 1, 2016 and pursuant to the consent of the holders of our outstanding 7.5% convertible promissory notes due in August 2016 (the "SLG Notes"), we prepaid in cash an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. Additionally, on July 14, 2016, we entered into separate privately negotiated exchange agreements with each holder of an SLG Note. Under the exchange agreements, each holder of an SLG Note agreed to exchange the outstanding principal amount and accrued and unpaid interest on the SLG Notes held by such holder, totaling $85.0 million in principal amount and $0.2 million of accrued and unpaid interest on all SLG Notes, for a specified number of shares of our common stock and a specified cash amount, totaling an aggregate of 14,000,000 shares and an aggregate of $37.9 million in cash in exchange for all SLG Notes. The repurchased and exchanged SLG Notes have been terminated and canceled in full and we have no further obligations under the SLG Notes.
Our board of directors has authorized and approved the use of up to $50.0 million to opportunistically purchase our outstanding 5.25% Convertible Senior Notes due 2018 (the "5.25% Notes") in the open market, in accordance with the terms of the indenture governing the 5.25% Notes. Pursuant to this approval, in the six months ended June 30, 2016, we paid an aggregate of $23.7 million in cash to repurchase and retire $44.0 million in aggregate principal amount of 5.25% Notes, together with accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, we issued an aggregate of 6,265,829 shares of our common stock in exchange for an aggregate principal amount of $25.0 million of 5.25% Notes held by such holders, together with accrued and unpaid interest thereon. Our repurchase and exchange of 5.25% Notes in the six months ended June 30, 2016 resulted in a total gain of $26.0 million million for such period. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled.

Anticipated Future Trends
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas has been significantly closer to the prices of gasoline and diesel in recent years as a result of declining oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas as a vehicle fuel compared to gasoline and diesel. However, the amount of time needed for oil prices to increase from their current levels is uncertain and we expect that adoption of natural gas as a vehicle fuel, growth in our customer base and gross revenue will be negatively affected until oil prices increase and this price advantage increases. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend, if and to the extent it materializes, and to enhance our leadership position in these markets. Our business plan calls for expanding our sales of natural gas fuels in the markets in which we operate, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets, and pursuing additional markets as opportunities arise. If our business grows as we anticipate, our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network and RNG production capacity, as well as the logistics of delivering more natural gas fuel to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business, which may require us to spend additional capital.

We expect competition to remain steady in the near-term in the market for natural gas vehicle fuel. To the extent competition increases, we would be subject to greater pricing pressure, reduced operating margins and fewer expansion opportunities.

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash generated by our operations, and cash provided by financing activities, sales of assets and, if available, VETC and other credits.
Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, primarily related to the construction of CNG and LNG fueling stations and the purchase of CNG trailers by our subsidiary, NG Advantage, LLC ("NG Advantage") and to a lesser extent, LNG plant maintenance costs and RNG plant construction and maintenance costs. Additionally, we had total indebtedness of $492.1 million in principal amount as of June 30, 2016, of which $85.0 million was subsequently extinguished in July 2016 as discussed above. As a result, at July 31, 2016 we had total indebtedness of approximately $406.4 million in principal, of which approximately $1.7 million in principal amount is due in 2016. Additionally, we expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $30.2 million for 2016.
We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by our operations or that we cannot fund through other sources, such as with our common stock. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See "Liquidity and Capital Resources" below.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.
Operations
The following discussion describes the various aspects of our operations.
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
Additionally, NG Advantage uses a fleet of 58 high-capacity tube trailers to deliver CNG to large institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. Utilizing its trailer fleet, NG Advantage creates a “virtual natural gas pipeline” that allows large oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers to transport CNG in support of its operations.
LNG Production and Sales
We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California.
We sell LNG on a bulk basis to fleet customers, who often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our network of public access fueling stations. We also sell LNG for non-vehicle purposes, including to customers who use LNG in oil fields or for industrial or utility applications. In 2015 and the first six months of June 30, 2016, we purchased 43% and 45%, respectively, of our LNG from third-party producers, and we produced the remainder of our LNG at our liquefaction plants in Texas and California. We purchase some LNG from third-parties under “take or pay” contracts that require us to purchase minimum volumes of LNG at index-based rates.
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
VETC
From October 1, 2006 through December 31, 2014, we were eligible to receive a VETC of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. In December 2015, the VETC credit was made retroactive to January 1, 2015 and extended through December 31, 2016, except that the VETC credit for LNG sold as a vehicle fuel in 2016 was changed to be based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold. As a result, we were eligible to receive a credit of $0.50 per gasoline gallon equivalent of CNG sold as a vehicle fuel in 2015 and 2016, $0.50 per liquid gallon of LNG sold in 2015 and $0.50 per diesel gallon equivalent of LNG sold in 2016. The diesel gallon equivalent for the VETC credit for LNG sales in 2016 is expected to result in less VETC revenue.
Based on the service relationship with our customers, either we or our customers claimed the credit. We recorded these tax credits as revenues in our condensed consolidated statements of operations, as the credits are fully refundable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge them.
VETC revenues for 2015, totaling $31.0 million, were all recognized in December 2015. VETC revenues for the three and six month period ended June 30, 2016 totaled $6.5 million and $12.9 million, respectively.

O&M Services
We generate a portion of our revenue from our performance of O&M services for CNG and LNG fueling stations that we do not own. For these services we generally charge a per-gallon or fixed fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents delivered.
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
RNG Production and Sales
Our subsidiary Clean Energy Renewables owns RNG production facilities located at Republic Services landfills in Canton, Michigan and North Shelby, Tennessee. Clean Energy Renewables has entered into long-term fixed-price sale contracts for the majority of the RNG that we expect these facilities to produce over the next seven years. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell most of the RNG we produce through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third-party producers, and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem™.
Natural Gas Fueling Compressors
Clean Energy Compression manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China and has sales and service offices in Bangladesh, Colombia, Peru and the United States. For the six months ended June 30, 2015 and 2016, Clean Energy Compression contributed approximately $28.5 million and $17.1 million, respectively, to our revenue.
Sales of RINs and LCFS Credits
We generate RIN Credits when we sell RNG for use as a vehicle fuel in the United States, and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. During the six months ended June 30, 2015, we realized $5.3 million and $2.1 million in revenue from the sale of RIN Credits and LCFS Credits, respectively. During the six months ended June 30, 2016, we realized $13.1 million and $10.9 million in revenue from the sale of RIN Credits and LCFS Credits, respectively. We anticipate that we will generate and sell increasing numbers of RINs and LCFS Credits as we build our business and sell increasing amounts of CNG, LNG and RNG for use as a vehicle fuel. The markets for RINs and LCFS Credits are volatile, and the prices for such credits are subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the federal and state programs under which such credits are generated and sold.
Vehicle Acquisition and Finance
We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. Where appropriate, we apply for and receive federal and state incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. For 2015 and through June 30, 2016, we have not generated significant revenue from vehicle financing activities.
Debt Compliance
Certain of the debt agreements governing our outstanding debt, which are discussed in Note 10, have non-financial covenants with which we must comply. As of June 30, 2016, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A of our 2015 10-K. In the three months ended June 30, 2016, there were no material changes to our risk management activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value estimates

Our critical accounting policies and estimates are discussed in the MD&A of our 2015 Form 10-K. For the six months ended June 30, 2016, there were no material changes to our critical accounting policies except for the following changes to our Revenue Recognition policy pertaining to station construction sales.

Effective January 1, 2016, we implemented a cost tracking system that provides for a detailed tracking of costs incurred on our station construction projects on a project by project basis. We have also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, we are able to make reliable estimates as to the percentage of a project that is complete at the end of each reporting period. Therefore, beginning January 1, 2016, we began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, we estimate the percentage of completion of a project based on the costs incurred to date for the associated contract in comparison to the estimated total costs for such contract at completion. We historically recognized revenue on station construction projects using the completed-contract method because we did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when the fuel dispensing activities began. The sale of compressors and related equipment continue to be recognized under the percentage of completion method as in previous periods.

Station construction contracts are generally short-term, except for certain larger and more complex stations, which can take up to 24 months to complete. Management evaluates the performance of contracts on an individual contract basis. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised.

The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can result in a change to contract profitability can and do change during a contract performance period, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known.

We consider unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Warranty claims have historically been insignificant.

Recently Issued Accounting Standards
For a description of recently issued accounting standards, see Note 16 for further information.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2016
The table below presents our results of operations as a percentage of total revenue and the following narrative provides a detailed discussion of certain line items for the periods presented.

	Three Months Ended June 30,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenues	87.2%	87.7%
Service revenues	12.8	12.3
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	68.4	57.3
Service cost of sales	5.1	6.3
Loss (gain) from change in fair value of derivative warrants	0.3	0.0
Selling, general and administrative	33.4	23.4
Depreciation and amortization	15.4	13.8
Total operating expenses	122.6	100.8
Operating loss	(22.6)	(0.8)
Gain from extinguishment of debt	—	9.4
Interest expense, net	(11.5)	(7.2)
Other income (expense), net	0.4	(0.1)
Income (loss) from equity method investments	(0.4)	0.1
Income (loss) before income taxes	(34.1)	1.4
Income tax expense	(0.9)	(0.4)
Net income (loss)	(34.9)	1.0
Loss from noncontrolling interest	0.5	0.6
Net income (loss) attributable to Clean Energy Fuels Corp.	(34.5)%	1.6%
Revenue.    Revenue increased by $21.1 million to $108.0 million in the three months ended June 30, 2016, from $86.9 million in the three months ended June 30, 2015. This increase was primarily due to increased volumes, increased station construction sales and increased VETC revenue, partially offset by lower compressor sales.
Volume related revenue increased by $8.4 million primarily due to an increase of 8.5 million gallons delivered between periods which provided approximately $7.4 million of increased revenue. This increase in gallons delivered was due to a 0.8 million increase in LNG gallons delivered and a 9.0 million gallon increase in CNG gallons delivered, which was primarily attributable to 51 new refuse customers, 28 new transit customers, and six new trucking customers. These increases were partially offset by a 1.3 million decrease in RNG gallons delivered for non-vehicle fuel. Approximately $1.0 million of the increase in volume related revenue was the result of an increase in the effective price charged per gallon delivered. Our effective price per gallon charged was $0.86 for 2016, a $0.01 per gallon increase from $0.85 per gallon charged for 2015. The increase in our effective price charged was primarily due to increased RINs and LCFS credits sales which do not result in increased costs. The effective price per gallon is defined as revenues generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.

VETC revenues increased by $6.5 million between periods as VETC was not in effect in the second quarter of 2015. Station construction sales increased by $11.5 million between periods, principally from the sale of more full station projects than station upgrades in the 2016 period; full station projects generally have substantially higher price points than station upgrades.

The increase in revenue was partially offset by the decrease of Clean Energy Compression revenue of $4.9 million between periods due to the effects of a continued global decline in oil prices and the strength of the U.S. dollar.

Cost of sales. Cost of sales increased by $4.8 million to $68.7 million in the three months ended June 30, 2016, from $63.8 million in the three months ended June 30, 2015. The increase was primarily due a $9.8 million increase in costs related to increased station construction sales between periods. This increase was partially offset by a $4.8 million decrease in compressor costs between periods, due to decreased compressor sales.

Our effective cost per gallon decreased by $0.05 per gallon between periods, to $0.51 per gallon in the three months ended June 30, 2016 from $0.56 per gallon in the three months ended June 30, 2015. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods. The increase in gallons delivered partially offset by the decrease in natural gas prices resulted in a net increase of $0.3 million in gas commodity costs between periods.

Loss (gain) from change in fair value of derivative warrants. These changes represent the non-cash impact with respect to valuing our outstanding liability-classified warrants based on mark-to-market accounting during the periods.
Selling, general and administrative. Selling, general and administrative expenses decreased by $3.7 million to $25.3 million in the three months ended June 30, 2016, from $29.0 million in the three months ended June 30, 2015. This decrease was primarily driven by a $1.4 million decrease in employee-related expenses, a $1.2 million decrease in travel and promotional expenses, and a $1.1 million decline in bad debt expense.
Depreciation and amortization. Depreciation and amortization increased by $1.5 million to $14.9 million in the three months ended June 30, 2016, from $13.4 million in the three months ended June 30, 2015, due to purchases made in prior periods of property and equipment, primarily for our stations.
Gain from extinguishment of debt. Gain from extinguishment of debt was $10.1 million in the three months ended June 30, 2016 as a result of repurchasing and retiring $36.5 million in principal amount of our 5.25% Notes, together with accrued interest thereon, for an aggregate purchase price of $7.6 million in cash and 6.3 million shares of our common stock. See Note 10 for further information.
Interest expense, net.  Interest expense, net, decreased by $2.2 million to $7.8 million for the three months ended June 30, 2016, from $10.0 million for the three months ended June 30, 2015. This decrease was primarily due to a reduction of outstanding indebtedness under our 5.25% Notes in an aggregate principal amount of $36.5 million during the 2016 period. See Note 10 for further information.
Other income (expense), net.  Other income (expense), net, decreased by $(0.4) million to $(0.1) million of expense for the three months ended June 30, 2016, compared to $0.3 million of income for the three months ended June 30, 2015. This decrease was primarily due to a $(0.4) million loss from foreign currency transactions not in our subsidiaries’ functional currency.
Income tax expense.  Income tax expense decreased by $0.3 million to $0.4 million for the three months ended June 30, 2016, compared to $0.7 million for the three months ended June 30, 2015. The decrease is primarily attributable to a decrease in taxes on foreign operations between periods.
Loss from noncontrolling interest.  During the three months ended June 30, 2016, we recorded a $0.6 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $0.4 million loss recorded in the three months ended June 30, 2015. The noncontrolling interest in NG Advantage represents 46.7% minority interest which was held by third parties during the applicable periods.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2016
The table below presents our results of operations as a percentage of total revenue and the following narrative provides a detailed discussion of certain line items for the periods presented.

	Six Months Ended June 30,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenues	84.0%	87.7%
Service revenues	16.0	12.3
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	66.4	56.5
Service cost of sales	8.0	6.2
Loss (gain) from change in fair value of derivative warrants	(0.3)	0.0
Selling, general and administrative	34.3	25.0
Depreciation and amortization	15.2	14.7
Total operating expenses	123.6	102.4
Operating loss	(23.6)	(2.4)
Gain from extinguishment of debt	—	12.8
Interest expense, net	(11.5)	(8.3)
Other income (expense), net	0.5	0.1
Income (loss) from equity method investments	(0.3)	0.0
Income (loss) before income taxes	(34.9)	2.2
Income tax expense	(0.9)	(0.4)
Net income (loss)	(35.8)	1.8
Loss from noncontrolling interest	0.4	0.5
Net income (loss) attributable to Clean Energy Fuels Corp.	(35.4)%	2.3%
Revenue.    Revenue increased by $31.1 million to $203.8 million in the six months ended June 30, 2016, from $172.7 million in the six months ended June 30, 2015. This increase was primarily due to increased volumes, increased station construction sales and increased VETC revenue, partially offset by lower compressor sales.

Volume related revenue increased by $11.7 million primarily due to an increase of 10.9 million gallons delivered between periods which provided approximately $9.4 million of increased revenue. This increase in gallons delivered was due to a 17.7 million gallon increase in CNG gallons delivered, which was primarily attributable to 76 new refuse customers, 40 new transit customers, and 14 new trucking customers, partially offset by a 4.8 million decrease in RNG gallons delivered for non-vehicle fuel and a 2.0 million decrease in LNG gallons delivered for non-vehicle fuel. Approximately $2.2 million of the increase in volume related revenue was the result of an increase in the effective price charged per gallon delivered. Our effective price per gallon charged was $0.87 for 2016, a $0.02 per gallon increase from $0.85 per gallon charged for 2015. The increase in our effective price was primarily due to increased RINs and LCFS credits sales which do not result in increased costs.

VETC revenues increased by $12.9 million as VETC was not in effect in the first half of 2015. Station construction sales increased by $18.3 million between periods, principally from the sale of more full station projects than station upgrades in the 2016 period; full station projections generally have substantially higher price points than station upgrades.

The increase in revenue was partially offset by the decrease of Clean Energy Compression revenue of $11.4 million between periods, due to the effects of a continued global decline in oil prices and the strength of the U.S. dollar.

Cost of sales. Cost of sales decreased by $0.5 million to $128.0 million in the six months ended June 30, 2016, from $128.5 million in the six months ended June 30, 2015. The decrease was primarily due to a $12.4 million decrease in compressor costs between periods, due to decreased compressor sales. This decrease was offset by a $15.3 million increase in costs related to station construction sales primarily due to increased station construction sales between periods.

Our effective cost per gallon decreased by $0.06 per gallon, to $0.51 per gallon in the six months ended June 30, 2016 from $0.57 per gallon in the six months ended June 30, 2015. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods. The increase in gallons delivered partially offset by the decrease in natural gas prices resulted in a net decrease of $3.4 million in gas commodity costs.
Loss (gain) from change in fair value of derivative warrants. These changes represent the non-cash impact with respect to valuing our outstanding liability-classified warrants based on mark-to-market accounting during the periods.
Selling, general and administrative. Selling, general and administrative expenses decreased by $8.4 million to $50.9 million in the six months ended June 30, 2016, from $59.2 million in the six months ended June 30, 2015. This decrease between periods was primarily driven by a $5.1 million decrease in employee-related expenses, a $2.4 million decrease in travel and promotional expenses due to company-wide cost cutting measures, and a $0.6 million decrease in bad debt expense.
Depreciation and amortization. Depreciation and amortization increased by $3.6 million to $29.9 million in the six months ended June 30, 2016, from $26.3 million in the six months ended June 30, 2015 due to purchases made in prior periods of property and equipment, primarily for our stations.
Gain from extinguishment of debt. Gain from extinguishment of debt was $26.0 million in the six months ended June 30, 2016 as a result of repurchasing and retiring $69.0 million in principal amount of our 5.25% Notes, together with accrued and unpaid interest thereon, for an aggregate purchase price of $23.7 million in cash and 6.3 million shares of our common stock. See Note 10 for further information.
Interest expense, net.  Interest expense, net, decreased by $2.9 million to $17.0 million for the six months ended June 30, 2016, from $19.9 million for the six months ended June 30, 2015. This decrease was primarily due to a reduction of outstanding indebtedness under our 5.25% Notes and SLG Notes in an aggregate principal amount of $129.0 million. See Note 10 for further information.
Other income (expense), net.  Other income (expense), net, decreased by $(0.8) million to $0.1 million of income for the six months ended June 30, 2016, compared to $0.9 million of income for the six months ended June 30, 2015. This decrease was primarily due to a $(0.5) million loss from foreign currency transactions not in our subsidiaries’ functional currency and a $(0.2) million loss from disposal of assets.
Income tax expense.  Income tax expense decreased by $0.8 million to $0.8 million for the six months ended June 30, 2016, compared to $1.6 million for the six months ended June 30, 2015. The decrease is primarily attributable to a decrease in taxes on foreign operations between periods.
Loss from noncontrolling interest.  During the six months ended June 30, 2016, we recorded a $0.9 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $0.8 million loss recorded in the six months ended June 30, 2015. The noncontrolling interest in NG Advantage represents a 46.7% minority interest which was held by third parties during the applicable periods.

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
Liquidity and Capital Resources
We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of new fueling stations, debt repayments and repurchases, maintenance of LNG production facilities, purchases of new CNG tanker trailers, investment in RNG production, manufacturing natural gas fueling compressors and related equipment, mergers and acquisitions (if any), financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets, supporting our sales and marketing activities, supporting legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and cash provided by financing activities, sales of assets and, if available, grants, VETC and other credits.
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of station construction cost, the purchase of CNG tanker trailers, and to a lesser extent, LNG plant maintenance costs and RNG plant construction and maintenance costs), and any merger, divestiture or acquisition activity, as well as our ability to generate cash flows from operations. We expect cash from our operating activities to fluctuate as a result of a number of factors, including our operating results, and the timing and amount of our billing, collections and liability payments, completion of our station construction projects, government grants, and tax and other fuel credits.

Cash provided by operating activities was $27.6 million in the six months ended June 30, 2016, compared to $2.9 million used in operating activities in the prior comparable period. The increase in cash provided by operations was principally the result of improved operating results of approximately $41.1 million, exclusive of non-cash expenses and gains. Offsetting a portion of this improvement were net changes in working capital of $10.7 million, principally from increased receivables of RINs and LCFS credits in the first half of 2016 compared to the first half of 2015 due to greater sales of those credits.

Cash provided by investing activities was $13.4 million for the six months ended June 30, 2016, as compared to $33.2 million used in investing activities for the six months ended June 30, 2015. The increase in cash provided by investing activities was primarily due to decreased capital expenditures of $14.6 million between periods, which was largely due to decreased construction of Company-owned stations between periods. Additionally, we had an increase of $30.2 million of cash provided from our short term investments that matured, net of purchases, and an increase of $3.0 million of cash provided as a return of capital from our equity method investment

Cash provided by financing activities for the six months ended June 30, 2016 was $16.2 million, compared to $1.9 million used in financing activities for the six months ended June 30, 2015. The increase in cash provided by financing activities in 2016 was principally from the sale of common stock through our ATM program (as defined and discussed below) and proceeds from the Plains Capital Bank credit facility, offset by repayments of long term debt prior to maturity. In 2015 financing activities consisted principally of scheduled debt payments offset by common stock issued for stock options exercises.

Capital Expenditures and Other Uses of Cash

Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, primarily related to the construction of CNG and LNG fueling stations and the purchase of CNG trailers by NG Advantage, and to a lesser extent, LNG plant maintenance costs and RNG plant construction and maintenance costs.

Additionally, we had total indebtedness of approximately $492.1 million in principal amount as of June 30, 2016, of which approximately $87.4 million, $54.7 million, $235.7 million, $54.5 million, $53.6 million and $6.2 million is expected to become due in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively, although $85.0 million in principal amount of our indebtedness due in 2016 was subsequently extinguished in July 2016 (see “—Recent Developments” above and Note 10). As a result, at July 31, 2016, we had total indebtedness of approximately $406.4 million, of which approximately $1.7 million in principal amount is due in the second half of 2016. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $30.2 million in 2016.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, or use capital for other activities or pursuits.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and cash provided by financing activities, sales of assets, and, if available, grants, VETC and other credits. At June 30, 2016, we had total cash and cash equivalents and short-term investments of $181.7 million, compared to $146.7 million at December 31, 2015.
On November 11, 2015, we entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal, pursuant to which we may issue and sell, from time to time, through or to Citigroup shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering program (the “ATM Program”). In the six months ended June 30, 2016, we received $53.0 million in proceeds, net of approximately $1.3 million of fees and issuance costs, and issued 17.5 million shares of our common stock through the ATM Program. Since its inception through the date of this report, we have received $62.7 million in proceeds, net of approximately $1.9 million of fees and issuance costs, and issued 19.9 million shares of our common stock in the ATM Program, and shares of common stock having an approximate value of $12.3 million remain available for sale through the ATM Program. We continue to use any net proceeds from the ATM Program for general corporate purposes, including repaying and/or repurchasing a portion of our outstanding indebtedness.

On February 29, 2016, we entered into the Credit Facility with Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year. Simultaneously, we drew down $50.0 million under the Credit Facility.

See Note 10 for a description of all of our outstanding debt.
We believe that our current cash and cash equivalents and short-term investments and cash generated from operations and financing activities will satisfy our routine business requirements for at least the next 12 months; however, we will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with our common stock.
The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity and other factors described under “—Liquidity” above.
We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital (including through the ATM Program or other equity offerings), or any combination of these or other available sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our existing stockholders or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to build our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements
At June 30, 2016, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $52.3 million ;

•	Two long-term take-or-pay contracts for the purchase of natural gas; and

•	Operating leases where we are the lessee.
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
We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of business. The terms of our leases expire at various dates through 2021. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of 30 years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services that the landlord provides.
Item 3.—Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to various market risks, including commodity price risk and risks related to foreign currency exchange rates.
Commodity Price Risk
We are subject to market risk with respect to our sales of natural gas, which have historically been subject to volatile market conditions. Our exposure to market risk is heightened when we have a fixed-price sales contract with a customer that is not covered by a futures contract, or when we are otherwise unable to pass through natural gas price increases to customers. Natural gas prices and availability are affected by many factors, including, among others, drilling activity, supply, weather conditions, overall economic conditions and foreign and domestic government regulations.
Natural gas costs represented 29% (or 32% excluding our Clean Energy Compression and Clean Energy Cryogenics subsidiaries) of our cost of sales in 2015 and 25.8% (or 28.1% excluding Clean Energy Compression and Clean Energy Cryogenics) of our cost of sales for the six months ended June 30, 2016.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at June 30, 2016.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity in our condensed consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.3 million of gains in the six months ended June 30, 2016. During the six months ended June 30, 2016, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2016, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.6 million.

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
Changes in Internal Control over Financial Reporting
We regularly review and evaluate our internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
We are or may become party, and our property may become subject, to various legal actions that have arisen in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes have arisen, and may continue to arise, during the course of such audits as to facts and matters of law. It is impossible to determine the ultimate liabilities that we may incur resulting from any of these lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such an outcome could have a material adverse effect upon our consolidated financial position, results of operations, or liquidity. However, we believe that the ultimate resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
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
For the years ended December 31, 2013, 2014 and 2015, we incurred pre-tax losses of $63.2 million, $89.9 million, and $133.8 million, respectively. During these periods our losses were substantially decreased by approximately $45.4 million, $28.4 million and $31.0 million of revenue, respectively, from a federal alternative fuels tax credit ("VETC"). We may continue to incur losses or never achieve or maintain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
At June 30, 2016 our total consolidated indebtedness was approximately $492.1 million which includes amounts incurred under the 7.5% Notes, SLG Notes, 5.25% Notes, LSA and Canton Bonds, each of which is defined and discussed in Note 10 to our condensed consolidated financial statements included in this report. As of June 30, 2016 approximately $87.4 million, $54.7 million, $235.7 million, $54.5 million, $53.6 million, and $6.2 million of our consolidated indebtedness matures in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively, although $85.0 million in principal amount of our indebtedness due in 2016 was subsequently extinguished in July 2016 pursuant to separate privately negotiated exchange agreements with each holder of an outstanding SLG Note, under which we issued an aggregate of 14.0 million shares of our common stock and paid an aggregate of $38.2 million in cash in exchange for all outstanding SLG Notes. As a result, as of July 31, 2016 we had total indebtedness of approximately $406.4 million in principal amount, of which approximately $1.7 million in principal amounts is due in the second half of 2016. Additionally, we expect our total consolidated interest payment obligations relating to our indebtedness to be approximately $30.2 million in 2016.
Although we do not have a specific plan regarding the repurchase, redemption or restructuring of our outstanding indebtedness, we generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when opportunities arise. With respect to certain of our outstanding indebtedness due in 2018, our board of directors has authorized and approved the use of up to $50.0 million to opportunistically purchase the outstanding 5.25% Notes in the open market, in accordance with the terms of the indenture governing the 5.25% Notes. Pursuant to such approval, in the six months ended June 30, 2016, we paid an aggregate of $23.7 million in cash to repurchase and retire $44.0 million in aggregate principal amount of 5.25% Notes, together with accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, we issued an aggregate of 6,265,829 shares of our common stock in exchange for an aggregate principal amount of $25.0 million of 5.25% Notes held by such holders, together with accrued and unpaid interest thereon.
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

If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing on terms that may be onerous or highly dilutive to our stockholders. Our ability to implement any of these alternatives, should we decide to do so, would depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at a desirable time, which could result in a default on our debt obligations. Additionally, certain of the agreements governing our indebtedness contain restrictive covenants and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, elect to foreclose on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and government regulations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts as needed.
At the date of this report, we are permitted to repay up to $150.0 million of our consolidated outstanding indebtedness at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and would dilute the ownership interest of our stockholders.
We may need to raise additional capital to continue to fund the growth of our business or repay our debt.
At June 30, 2016, we had total cash and cash equivalents of $102.3 million and short-term investments of $79.4 million. Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, as well as additional capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness, either prior to or at their maturity dates, or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock (including through our established at-the-market offering program or other equity offerings) would increase the number of our outstanding shares and dilute the ownership interest of our stockholders. We may also pursue debt financing, such as our February 2016 loan from PlainsCapital Bank, since, despite our level of consolidated debt, the agreements governing much of our existing debt do not restrict our ability to incur additional indebtedness, including secured and unsecured indebtedness, or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, project finance debt, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business and economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plan, unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we would be forced to suspend, delay or curtail these plans, expenditures or other transactions, which could negatively affect our business and prospects.
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
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the price of oil, gasoline, diesel and natural gas;

•	The availability and price of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for gasoline, diesel and alternative vehicles;

•	The entry or exit of engine manufacturers into or from the market;

•	Perceptions about greenhouse gas emissions (also known as “fugitive methane emissions”) from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles;

•	The availability and acceptance of other alternative fuels and alternative vehicles;

•	The existence of government programs, policies, regulations or incentives, including tax credits, promoting natural gas and other alternative fuels and alternative vehicles;

•	Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle;

•	The availability of service for natural gas vehicles;

•	The environmental consciousness of fleets and consumers; and

•	The other risks discussed in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely impact our business.
In recent years, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Market adoption of compressed natural gas ("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") as vehicle fuels could be slowed or limited if there are significant decreases in the prices of, or significant increases in the supply and availability of, gasoline and diesel, today’s most prevalent and conventional vehicle fuels, which would decrease the market’s perception of a need for alternative vehicle fuels generally, or if there are decreases in the prices of gasoline and diesel without a corresponding decrease in the price of natural gas or an increase in the price of natural gas without corresponding increases in the prices of gasoline and diesel. Any of these circumstances could cause the success or perceived success of our industry and our business to materially suffer. Part of the reason that such slowed or limited adoption of natural gas as a vehicle fuel might occur under these circumstances is due to the higher cost of natural gas vehicles compared to gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If gasoline or diesel prices drop significantly, fuel economy of gasoline- or diesel-powered vehicles improves, or the prices of CNG and LNG are not sufficiently low, operators may delay or refrain from purchasing natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover in a timely manner the additional costs of acquiring or converting to natural gas vehicles. In addition, our profit margins are directly affected by fluctuations in natural gas, gasoline and diesel prices. In order to attract fleet operators and other consumers to convert to natural gas vehicles, we must be able to offer CNG and LNG fuel at prices lower than gasoline and diesel. Decreases in the price of gasoline and diesel and increases in the price of natural gas make it more difficult for us to offer our customers attractive prices for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Further, increased natural gas prices affect the cost to us of natural gas and adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers, and conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers.
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
We believe the development and expansion of the U.S. natural gas heavy-duty truck market, and the execution of our initiative to build a nationwide network of natural gas-truck friendly fueling stations, which we refer to as "America’s Natural Gas Highway" or "ANGH," depends upon the successful adoption of natural gas engines that are well-suited for use by heavy-duty trucks. We have no control over the marketing and sales efforts for these engines or the success of these efforts, the retail price for these engines or the number of these engines that are ultimately sold. Manufacturers may not produce natural gas engines in meaningful numbers or as quickly as we anticipate, which could delay the adoption and deployment of natural gas trucks by operators. Other factors potentially contributing to slow or limited adoption of heavy-duty trucks powered by natural gas engines are that these trucks cost more than comparable gasoline or diesel trucks and may experience, or be perceived to experience, more operational or performance issues. Our business would be harmed if meaningful numbers of natural gas heavy-duty truck engines are not deployed, if such deployment is slower than expected, or if a substantial number of the trucks that are deployed experience performance issues with their natural gas engines or are not fueled at our stations.
The failure of our America’s Natural Gas Highway initiative and our inability to achieve our goal to fuel a substantial number of natural gas heavy-duty trucks would materially and adversely affect our financial results and business.
We are seeking to fuel a substantial number of natural gas heavy-duty trucks and in connection with that effort we are building America’s Natural Gas Highway. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway have required, and will continue to require, a significant commitment of capital and other resources, and our ability to successfully execute these plans faces substantial risks, including, among others:

•
Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis. We have been spending, and expect to continue to spend, additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for that purpose;

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations;

•	Truck and vehicle operators may not fuel at our stations due to lack of access or convenience, fuel prices or numerous other factors;

•
We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. At June 30, 2016, Cummins Westport was the principal natural gas engine manufacturer for the medium- and heavy-duty market, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•
Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside of our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated;

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•
At June 30, 2016, we had 40 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. If we do not open the stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs.

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
Limited availability of natural gas vehicles and engine sizes, including heavy-duty trucks and other types of vehicles, restricts their large-scale introduction and limits our natural gas fuel sales. Limited production could also increase the cost to purchase natural gas vehicles. Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets and they may not decide to expand, or they may decide to discontinue or curtail their existing natural gas engine or vehicle product lines. Additionally, engines that are produced may experience performance issues or be subject to recalls. As a result of these and other factors, the limited supply of natural gas vehicles could restrict our ability to promote and achieve widespread adoption of natural gas vehicles, which could harm our business and prospects.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote or encourage cleaner burning fuels and alternative vehicles and their adoption, modification or repeal could impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Parties with an interest in gasoline and diesel or alternative fuels such as hydrogen- or electric-powered vehicles, many of which have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Any failure to adopt, delay in implementing, expiration, repeal or modification of federal, state or local regulations, programs or incentives that encourage the use of CNG, LNG and RNG as a vehicle fuel, or the adoption of any such regulations, programs or incentives that encourage the use of other alternative fuels or alternative vehicles instead of natural gas, would harm our operating results and financial condition. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California and Oregon Low Carbon Fuel Standards and the federal Renewable Fuel Standard Phase 2, under which we generate credits ("LCFS Credits" and "RIN Credits" or "RINs", respectively) by selling CNG, LNG and RNG as a vehicle fuel, would adversely affect our financial condition. Further, our business would be adversely affected if grant funds cease to be available under government programs for the purchase and construction of natural gas vehicles and stations.
We face increasing competition from a variety of businesses, many of which have far greater resources and brand awareness than we have.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports and taxis, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods. Further, we compete with producers and sellers of gasoline and diesel fuels, which power the vast majority of vehicles in the United States and Canada, suppliers of other alternative vehicle fuels and providers of hybrid and electric vehicles. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities and their affiliates also own and operate natural gas fueling stations that compete with our stations. For example, the California Public Utilities Commission has approved a compression services tariff application by the Southern California Gas Company, allowing the utility to compete with us by building and owning natural gas compression equipment on customer property and by providing operation and maintenance services to customers.
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
Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG, LNG or RNG have the potential to slow or limit adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may also offer a cleaner, more cost-effective option and make fleet customers less likely to convert their vehicles to natural gas. Technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle fuel market. Use of electric heavy-duty trucks, buses and trash trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles. In addition, hydrogen and other alternative fuels in experimental or developmental stages may prove to be cleaner, more cost-effective alternatives to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of natural gas vehicle purchases or conversions, or that otherwise reduce demand for natural gas as a vehicle fuel will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and our ability to compete with gasoline-and diesel-powered vehicles and other alternative fuels and alternative vehicles.
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
Our subsidiary, Clean Energy Compression, designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells may fail to perform, as expected, according to legal or contractual specifications. Clean Energy Compression may incur significant and unexpected costs after the manufacture of its products, including costs incurred to repair product malfunctions. The scope and likelihood of these risks may increase as Clean Energy Compression makes efforts to expand its services to new geographic and other markets. The occurrence of any of these risks may reduce sales of Clean Energy Compression products and services, damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products and services, force product recalls and/or result in product liability claims.
Our warranty reserves may not adequately cover our warranty obligations.
We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with our product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues and the amounts estimated for these reserves could differ materially from warranty costs that may ultimately be realized. We would be adversely affected by an increase in the rate of warranty claims or the amounts involved with warranty claim or the occurrence of unexpected warranty claims.

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
Clean Energy Compression has operations in Canada, China, Colombia, Bangladesh and Peru. Clean Energy Compression’s natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations. In addition to the other risks described in these risk factors, the global scope of our operations may subject us to risks and uncertainties that could limit our operations, increase our costs or otherwise negatively impact our business and financial condition, including, among others:

•	Failure to comply with the United States Foreign Corrupt Practices Act and other applicable anti-bribery laws;

•	Political unrest, terrorism, war, natural disasters and economic and financial instability;

•	Low prices for locally produced oil, gasoline or diesel;

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
We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 16% of our revenues for the six months ended June 30, 2016 and approximately 19%, 18% and 18% of our annual revenues in 2013, 2014 and 2015, respectively. In addition to normal business risks, our contracts with government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us without prior notice at their convenience, and are only required to pay for work done and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.
Natural gas purchase commitments may exceed demand, causing our costs to increase.
We are a party to two long-term natural gas purchase agreements that have a take-or-pay commitment, and we may enter into additional contracts with take-or-pay commitments in the future. Take-or-pay commitments require us to pay for the natural gas that we have agreed to purchase irrespective of whether we can sell the gas. Should the market for natural gas as a vehicle fuel decline or fail to develop as we anticipate, if we lose significant natural gas vehicle fueling customers, or if demand under any existing or any future sales contract does not maintain its volume levels or grow, these commitments may cause our operating and supply costs to increase without a corresponding increase in revenue and our margins may be negatively impacted.
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
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We estimate that we will be required to pay at least $150,000 in 2016 to comply with AB 32 with respect to our LNG vehicle fuel sales in California. Our costs in future years will depend on how much LNG vehicle fuel we sell that is regulated, the California Air Resources Board's guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits under AB 32 at the time we purchase them. We anticipate that we will pass the costs we incur to comply with this legislation through to our LNG vehicle fuel customers, which may diminish the attractiveness of LNG as a vehicle fuel for California customers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. SoCalGas, the Southern California gas utility, has recently announced that it intends to charge CNG fueling customers an additional $0.27 per MMBtu of CNG sold to cover its AB 32 compliance costs. We anticipate that we will pass these additional utility fees through to our customers, which will diminish the attractiveness of CNG as a vehicle fuel for California customers. In addition, we anticipate that, over time, as the utilities' compliance costs increase, we or our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. These costs will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 as a result of the natural gas we or our customers buy through the utility’s pipeline.
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
Our operations entail inherent risks, including equipment defects, malfunctions, failures, and misuses, which could result in uncontrollable flows of natural gas, fires, explosions and other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers have in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are currently regulated by some state regulatory agencies and may in the future be regulated by the U.S. Environmental Protection Agency and/or by additional state regulators. Additionally, CNG fuel tanks and trailers, if damaged by accidents or improper maintenance or installation, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits. Moreover, any of these occurrences could harm our reputation, our business and adoption levels of natural gas generally.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion and occasionally up to 100% of the purchase price of natural gas vehicles they agree to purchase. Risks associated with these financing activities include, among others, that: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. At June 30, 2016, we had $13.2 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
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
The market for RINs and LCFS Credits is volatile, and the prices for such credits are subject to significant fluctuations. We have entered into futures contracts for the sale of specified amounts of RINs over specified periods and at fixed prices. These futures contracts subject us to risks based on fluctuations in the prevailing market price for RINs, since we could be forced to purchase RINs in the open market if we are not able to produce sufficient RINs through our operations to satisfy our obligations under these futures contracts, even if the prevailing market price at which we must purchase the RINs is higher than the fixed price set forth in the futures contracts, and we could be forced to forego incremental revenue if RINs prices increase above the fixed prices in our futures contracts and we are forced to sell the RINs at the lower fixed prices. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to federal and state programs under which such credits are generated and sold. In the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to profitably operate our RNG business.
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
As a result of the significant fluctuations of our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of any one quarter as an indicator of future performance. For example, in the quarterly periods ended March 31, 2016 and June 30, 2016, our results were positively affected by gains related to repurchases or retirements of our outstanding convertible debt, and such gains may not recur in future periods.
Risks Related to Our Common Stock
Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.
As of July 31, 2016, there were 131,188,075 shares of our common stock outstanding, 11,623,505 shares underlying outstanding options, 2,466,116 shares underlying restricted stock units, 1,000,000 shares underlying outstanding warrants and approximately 21,096,235 shares underlying outstanding convertible notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended ("Securities Act"). Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of July 31, 2016, 17,441,860 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following a margin call that is not satisfied or any other large sales of our common stock by our officers and directors may cause the price of our common stock to decline.
A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of July 31, 2016, our co-founder and board member T. Boone Pickens beneficially owned approximately 16.4% of our common stock (including 17,441,860 outstanding shares of common stock, 725,000 shares underlying exercisable stock options and 4,113,923 shares underlying convertible promissory notes. As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.
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
The market price of our common stock has experienced, and may continue to experience, significant volatility. Such volatility may be in response to various factors, some of which are beyond our control. In addition to the other factors discussed in these risk factors, factors that may cause volatility in our stock price include, among others:

•	Volatility in the supply, demand, use and price of crude oil, natural gas and alternative fuels, including biodiesel, ethanol, electricity and hydrogen;

•
Expected adoption of and growth of the market for natural gas as a vehicle fuel and our ability to capture a substantial share of and enhance our leadership position within this market, when and if it expands;

•	Development, commercial availability and adoption of new natural gas engines for the U.S. heavy-duty truck market;

•	Current and potential competitors who have substantially greater financial, marketing and other resources than we have.

•	Successful implementation of our business plans, including, without limitation, our ANGH initiative and our goal to fuel a substantial number of natural gas heavy-duty trucks;

•	We have experienced, and may continue to experience difficulties producing RNG, and our RNG business may not be successful;

•	Investor perception of our industry or our prospects;

•	Fluctuations in our operating results;

•	Changes in our key personnel;

•
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates and other organizations, have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels;

•
Other competitive developments, including advancements in conventional fuels and other alternative vehicle fuels and technologies, such as improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for conventional and alternative fuel vehicles;

•
Changes to emissions requirements on traditional gasoline and diesel powered vehicles, as well as on LNG and CNG production, fueling stations and fuel sales, and the impact of environmental regulations and pressures on oil and natural gas supply;

•	Changes to the availability or impact of federal tax attributes, credits and incentives on our business;

•	Changes in general economic and market conditions.

•	Sales of our common stock by us, our officers or directors or significant stockholders; and

•	A decline in the trading volume of our common stock; and

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

CLEAN ENERGY FUELS CORP.

Date: August 9, 2016	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Description

10.114+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan, filed as Exhibit 10.114 to the Registrant’s Current Report on Form 8-K filed on May 27, 2016.

10.115	Form of 7.5% Notes Exchange Agreement, filed as Exhibit 10.115 to Registrant’s Current Report on Form 8-K filed on July 15, 2016.

10.116*	Form of 5.25% Notes Exchange Agreement.

10.117+*	Clean Energy Fuels Corp. 2016 Performance Incentive Plan - Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.

10.118+*	Clean Energy Fuels Corp. 2016 Performance Incentive Plan - Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2016;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2016;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2016;
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2016; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.