Form 10-Q
period 2016-09-30
Clean Energy Fuels Corp.
filed 2016-11-03
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 27, 2016, there were 136,840,598 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2015	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$43,724	$41,555
Restricted cash	4,240	4,629
Short-term investments	102,944	77,313
Accounts receivable, net of allowance for doubtful accounts of $1,895 and $2,343 as of December 31, 2015 and September 30, 2016, respectively	73,645	72,949
Other receivables	60,667	28,564
Inventory	29,289	29,455
Prepaid expenses and other current assets	14,657	15,191
Total current assets	329,166	269,656
Land, property and equipment, net	516,324	487,922
Notes receivable and other long-term assets, net	14,732	16,981
Investments in other entities	5,695	2,644
Goodwill	91,967	93,848
Intangible assets, net	42,644	40,303
Total assets	$1,000,528	$911,354
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$149,856	$4,851
Accounts payable	26,906	23,106
Accrued liabilities	59,082	54,267
Deferred revenue	10,549	8,544
Total current liabilities	246,393	90,768
Long-term portion of debt and capital lease obligations	352,294	282,769
Long-term debt, related party	65,000	65,000
Other long-term liabilities	7,896	8,168
Total liabilities	671,583	446,705
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 92,382,717 shares and 134,235,058 shares at December 31, 2015 and September 30, 2016, respectively	9	13
Additional paid-in capital	915,199	1,055,211
Accumulated deficit	(591,683)	(599,953)
Accumulated other comprehensive loss	(20,973)	(15,698)
Total Clean Energy Fuels Corp. stockholders’ equity	302,552	439,573
Noncontrolling interest in subsidiary	26,393	25,076
Total stockholders’ equity	328,945	464,649
Total liabilities and stockholders’ equity	$1,000,528	$911,354

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue:
Product revenues	$77,355	$84,456	$222,396	$263,179
Service revenues	14,902	12,561	42,577	37,645
Total revenues	92,257	97,017	264,973	300,824
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	59,313	55,481	174,079	170,746
Service cost of sales	7,410	6,377	21,163	19,095
Gain from change in fair value of derivative warrants	(502)	(26)	(1,085)	(25)
Selling, general and administrative	27,800	25,914	87,027	76,769
Depreciation and amortization	14,000	14,801	40,288	44,682
Total operating expenses	108,021	102,547	321,472	311,267
Operating loss	(15,764)	(5,530)	(56,499)	(10,443)
Gain (loss) from extinguishment of debt, net	—	(668)	—	25,375
Interest expense, net	(10,152)	(6,283)	(30,020)	(23,264)
Other income (expense), net	2,648	(109)	3,512	(6)
Loss from equity method investments	(154)	(13)	(703)	(20)
Loss before income taxes	(23,422)	(12,603)	(83,710)	(8,358)
Income tax benefit (expense)	241	(416)	(1,353)	(1,229)
Net loss	(23,181)	(13,019)	(85,063)	(9,587)
Loss from noncontrolling interest	62	391	835	1,317
Net loss attributable to Clean Energy Fuels Corp.	$(23,119)	$(12,628)	$(84,228)	$(8,270)
Loss per share attributable to Clean Energy Fuels Corp.:
Basic	$(0.25)	$(0.10)	$(0.92)	$(0.07)
Diluted	$(0.25)	$(0.10)	$(0.92)	$(0.07)
Weighted-average common shares outstanding:
Basic	91,561,613	130,436,038	91,454,117	112,819,041
Diluted	91,561,613	130,436,038	91,454,117	112,819,041
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2016	2015	2016	2015	2016
Net loss	$(23,119)	$(12,628)	$(62)	$(391)	$(23,181)	$(13,019)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2016	(1,230)	(449)	—	—	(1,230)	(449)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2015 and 2016	(5,597)	(885)	—	—	(5,597)	(885)
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2015 and 2016	27	(11)	—	—	27	(11)
Total other comprehensive income (loss)	(6,800)	(1,345)	—	—	(6,800)	(1,345)
Comprehensive loss	$(29,919)	$(13,973)	$(62)	$(391)	$(29,981)	$(14,364)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016	2015	2016
Net loss	$(84,228)	$(8,270)	$(835)	$(1,317)	$(85,063)	$(9,587)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2015 and 2016	(6,098)	2,185	—	—	(6,098)	2,185
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2015 and 2016	(8,373)	3,024	—	—	(8,373)	3,024
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2015 and 2016	41	66	—	—	41	66
Total other comprehensive income (loss)	(14,430)	5,275	—	—	(14,430)	5,275
Comprehensive loss	$(98,658)	$(2,995)	$(835)	$(1,317)	$(99,493)	$(4,312)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(85,063)	$(9,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,288	44,682
Provision for doubtful accounts, notes and inventory	2,636	2,504
Stock-based compensation expense	8,009	6,533
Gain on extinguishment of debt, net	—	(25,375)
Amortization of debt issuance cost	2,296	1,217
Accretion of notes payable	48	—
Gain on sale of subsidiary	(937)	—
Changes in operating assets and liabilities:
Accounts and other receivables	41,151	31,134
Inventory	3,915	(1,043)
Prepaid expenses and other assets	6,763	(178)
Accounts payable	(11,325)	(940)
Accrued expenses and other	(8,792)	(4,702)
Net cash provided by (used in) operating activities	(1,011)	44,245
Cash flows from investing activities:
Purchases of short-term investments	(101,300)	(88,660)
Maturities and sales of short-term investments	108,561	113,852
Purchases and deposits on property and equipment	(40,230)	(16,663)
Loans made to customers	(3,885)	(2,326)
Payments on and proceeds from sales of loans receivable	997	575
Cash received with sale of subsidiary	1,118	—
Restricted cash	2,141	(267)
Capital from equity method investment	—	3,031
Net cash provided by (used in) investing activities	(32,598)	9,542
Cash flows from financing activities:
Issuances of common stock	602	68,867
Fees paid for issuances of common stock	(795)	(1,340)
Proceeds from debt instruments	372	2,460
Proceeds from revolving line of credit	27	50,008
Repayment of borrowing under revolving line of credit	(62)	(50,014)
Repayment of capital lease obligations and debt instruments	(4,425)	(127,213)
Net cash used in financing activities	(4,281)	(57,232)
Effect of exchange rates on cash and cash equivalents	(2,648)	1,276
Net decrease in cash and cash equivalents	(40,538)	(2,169)
Cash and cash equivalents, beginning of period	92,381	43,724
Cash and cash equivalents, end of period	$51,843	$41,555
Supplemental disclosure of cash flow information:
Income taxes paid	$649	$1,176
Interest paid, net of approximately $712 and $363 capitalized, respectively	24,425	21,275
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
The Company's principal business is supplying compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas that can be delivered in the form of CNG or LNG ("RNG") for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for natural gas fueling stations. As a comprehensive solution provider, the Company also designs, builds, operates, and maintains fueling stations; manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; processes and sells RNG; sells tradable credits it generates by selling natural gas and RNG as a vehicle fuel, including credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local tax credits, grants and incentives.
Basis of Presentation  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows as of and for the three and nine months ended September 30, 2015 and 2016. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2015 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year.
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
Reclassifications Certain prior period items and amounts, including certain line items in accrued liabilities in Note 9 and in the condensed consolidated statement of cash flows, have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the period ended September 30, 2016. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

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

Use of Estimates  The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.
Revenue Recognition Beginning January 1, 2016, the Company began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, the Company estimates the percentage of completion of a project based on the costs incurred to date for the associated contract in comparison to the estimated total costs for such contract at completion. Historically, the Company recognized revenue on station construction projects using the completed-contract method because it did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when fuel dispensing activities at the station began. The sale of compressors and related equipment continues to be recognized under the percentage of completion method as in previous periods.

Effective January 1, 2016, the Company implemented a cost tracking system that provides for a detailed tracking of costs incurred on its station construction projects on a project by project basis. The Company also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, the Company is able to make reliable estimates as to the percentage of a project that is complete at the end of each reporting period.

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

The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change during the performance period of a contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Changes to these factors may result in revisions to costs and income, which are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the nine months ended September 30, 2016, there were no significant losses on open contracts.

The Company considers unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the nine months ended September 30, 2016.

As a result of using the percentage of completion method to recognize revenues, revenue and operating income from station construction sales during the three months ended September 30, 2016 were lower by $3,764 and $310, respectively, than would have been recognized during the period under the completed contract method. There was no impact on the income per diluted share. During the nine months ended September 30, 2016, revenue and operating income from station construction sales were higher by $14,083 and $1,864, respectively, than would have been recognized during the period under the completed contract method. Income per diluted share was $0.02 higher than what would have been reported.
Note 2— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $154 and $13 for the three months ended September 30, 2015 and 2016, respectively. The Company recorded a loss from this investment of $703 and $20 for the nine months ended September 30, 2015 and 2016, respectively. Additionally, during the nine months ended September 30, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company has an investment balance of $4,695 and $1,644 at December 31, 2015 and September 30, 2016, respectively.
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

The Company recorded a loss from the noncontrolling interest of $62 and $391 for the three months ended September 30, 2015 and 2016, respectively and $835 and $1,317 for the nine months ended September 30, 2015 and 2016, respectively. The noncontrolling interest was $26,393 and $25,076 at December 31, 2015 and September 30, 2016, respectively.
Note 3—Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $40,691 and $39,306 at December 31, 2015 and September 30, 2016, respectively.
Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash at December 31, 2015 and September 30, 2016 consisted of the following:

	December 31, 2015	September 30, 2016
Short-term restricted cash:
Standby letters of credit	$1,631	$1,753
Canton Bonds (see Note 10)	2,609	2,876
Total short-term restricted cash	$4,240	$4,629

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
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2016, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments at December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$16,797	$(7)	$16,790
Zero coupon bonds	500	(1)	499
Corporate bonds	37,181	(77)	37,104
Certificate of deposits	48,551	—	48,551
Total short-term investments	$103,029	$(85)	$102,944

Short-term investments at September 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Municipal bonds and notes	$14,466	$(4)	$14,462
Zero coupon bonds	429	—	429
Corporate bonds	15,736	(14)	15,722
Certificate of deposits	46,700	—	46,700
Total short-term investments	$77,331	$(18)	$77,313
Note 6—Other Receivables
Other receivables at December 31, 2015 and September 30, 2016 consisted of the following:

	December 31, 2015	September 30, 2016
Loans to customers to finance vehicle purchases	$10,531	$9,070
Accrued customer billings	7,106	9,985
Fuel tax credits	40,730	6,275
Other	2,300	3,234
Total other receivables	$60,667	$28,564
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
Inventories at December 31, 2015 and September 30, 2016 consisted of the following:

	December 31, 2015	September 30, 2016
Raw materials and spare parts	$25,113	$23,941
Work in process	973	2,195
Finished goods	3,203	3,319
Total inventories	$29,289	$29,455
Note 8—Land, Property and Equipment
Land, property and equipment at December 31, 2015 and September 30, 2016 consisted of the following:

	December 31, 2015	September 30, 2016
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants	46,397	47,154
Station equipment	316,258	333,440
Trailers	50,414	51,730
Other equipment	83,687	90,762
Construction in progress	139,586	124,199
	733,834	744,777
Less: accumulated depreciation	(217,510)	(256,855)
Total land, property and equipment	$516,324	$487,922

Included in land, property and equipment are capitalized software costs of $22,886 and $24,872 at December 31, 2015 and September 30, 2016, respectively. The accumulated amortization on the capitalized software costs is $13,793 and $16,402 at December 31, 2015 and September 30, 2016, respectively.
The Company recorded amortization expense related to the capitalized software costs of $692 and $824 during the three months ended September 30, 2015 and 2016, respectively, and $2,239 and $2,609 during the nine months ended September 30, 2015 and 2016, respectively.
At September 30, 2015 and 2016, $6,249 and $4,139, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 9—Accrued Liabilities
Accrued liabilities at December 31, 2015 and September 30, 2016 consisted of the following:

	December 31, 2015	September 30, 2016
Accrued alternative fuel incentives (1)	$15,651	$12,653
Accrued employee benefits	3,042	3,534
Accrued interest	3,718	4,952
Accrued gas and equipment purchases	14,133	12,126
Accrued property and other taxes	5,344	3,850
Salaries and wages	9,537	9,478
Other	7,657	7,674
Total accrued liabilities	$59,082	$54,267
(1) Included in these balances are federal alternative fuels tax credit ("VETC") (discussed in Note 17 below) and tradable credits related to renewable identification numbers ("RIN Credits") and low carbon fuel standards ("LCFS Credits") payable to third parties.
Note 10—Debt
Debt and capital lease obligations at December 31, 2015 and September 30, 2016 consisted of the following and are further discussed below:

	December 31, 2015
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes(1)	$150,000	$399	$149,601
SLG Notes	145,000	38	144,962
5.25% Notes	250,000	3,985	246,015
Canton Bonds	10,910	514	10,396
Capital lease obligations	6,448	—	6,448
Other debt	10,056	328	9,728
Total debt and capital lease obligations	572,414	5,264	567,150
Less amounts due within one year	(150,129)	(273)	(149,856)
Total long-term debt and capital lease obligations	$422,285	$4,991	$417,294

	September 30, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes(1)	$150,000	$304	$149,696
5.25% Notes	179,600	2,037	177,563
Canton Bonds	9,520	409	9,111
Capital lease obligations	5,886	—	5,886
Other debt	10,535	171	10,364
Total debt and capital lease obligations	355,541	2,921	352,620
Less amounts due within one year	(5,028)	(177)	(4,851)
Total long-term debt and capital lease obligations	$350,513	$2,744	$347,769

(1) Included in the 7.5% Notes is $65,000 in principal amount held by T. Boone Pickens, which is classified as “Long-term debt, related party” on the condensed consolidated balance sheet. See the description below for additional information.

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

The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of September 30, 2016.
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
SLG Notes
On August 24, 2011, the Company entered into convertible note purchase agreements (each, an “SLG Agreement” and collectively the “SLG Agreements”) with certain purchasers (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible promissory notes due in August 2016 (each a “SLG Note” and collectively the “SLG Notes”). The transaction closed and the SLG Notes were issued on August 30, 2011.
On March 1, 2016, and pursuant to the consent of the holders of the SLG Notes, the Company prepaid in cash an aggregate of $60,000 in principal amount and $1,812 in accrued and unpaid interest owed under the SLG Notes.
On July 14, 2016, the Company entered into separate privately negotiated exchange agreements with each holder of an SLG Note to exchange the outstanding principal amount of each SLG Note, totaling $85,000 for all SLG Notes and all accrued and unpaid interest thereon, totaling $248 for all SLG Notes, for an aggregate of 14,000,000 shares of the Company's common stock and $38,155 in cash. The value of the shares of the Company's common stock issued to the holders of the SLG Notes in the exchange has been excluded from the Company's condensed consolidated statements of cash flows, as it is a non-cash financing activity. The Company recognized a loss of $891 in the three months ended September 30, 2016, related to the settlement of the SLG Notes for the Company's common stock. The repurchased and exchanged SLG Notes have been terminated and canceled in full and the Company has no further obligations under the SLG Notes.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of September 30, 2016.
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
The Company's board of directors has authorized and approved the use of up to $50,000 to purchase outstanding 5.25% Notes in the open market, in accordance with the terms of the Indenture. Pursuant to this approval, during the three and nine months ended September 30, 2016, respectively, the Company paid an aggregate of $1,180 and $24,883, respectively, in cash to repurchase and retire $1,400 and $45,400, respectively, in aggregate principal amount of the 5.25% Notes, together with $28 and $766, respectively, in accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, the Company issued 6,265,829 shares of its common stock in exchange for an aggregate principal amount of $25,000 of 5.25% Notes held by such holders, together with accrued and unpaid interest thereon. The value of the shares of the Company's common stock issued to the holders of the 5.25% Notes in the exchange has been excluded from the Company's condensed consolidated statements of cash flows as it is a non-cash financing activity. The Company's repurchase and exchange of 5.25% Notes for the three and nine months ended September 30, 2016 resulted in a total gain of $223 and $26,266 for such periods, respectively. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled.
PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility are due and payable on February 28, 2017. Simultaneously, the Company drew down $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA. No amounts were outstanding under the Credit Facility as of September 30, 2016 and no events of default under the Plains Loan Documents had occurred as of September 30, 2016.

On October 31, 2016 the LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018.

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
Canton used the Canton Bond proceeds primarily to (i) refinance the cost of constructing and equipping its RNG extraction and production project in Canton, Michigan and (ii) pay a portion of the costs associated with the issuance of the Canton Bonds. The refinancing described in the prior sentence was accomplished through distributions to Canton's direct and indirect parent companies who provided the financing for the RNG production facility, and such companies have used such distributions to finance construction of additional RNG extraction and processing projects and for working capital purposes.
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
The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to, among other things, accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement had occurred as of September 30, 2016.
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 22.34% and with a weighted average interest rate of 6.35% and 5.11% as of December 31, 2015 and September 30, 2016, respectively.
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

On September 9, 2016, the Company entered into an amended and restated equity distribution agreement with Citigroup, which amends, restates, and replaces the original equity distribution agreement in its entirety, for the primary purpose of increasing from $75,000 to $110,000, the aggregate offering price of shares of common stock available for issuance and sale thereunder in the ATM Program.
The following table summarizes the activity under the ATM Program for the following periods:

	Through December 31,	Three Months Ended September 30,	Nine Months Ended September 30,
(in 000s, except per-share amounts)	2015	2016	2016
Gross proceeds	$6,943	$16,066	$69,113
Fees and issuance costs	$493	386	1,728
Net proceeds	$6,450	$15,680	$67,385
Shares issued	1,561,902	3,824,144	21,325,587
GE Warrant On December 31, 2015, the Company terminated its credit agreement (the "Credit Agreement") with General Electric Capital Corporation ("GE") and all related documents, except for a warrant to purchase up to 1,000,000 shares of the Company's common stock (the "GE Warrant"), which remained outstanding as of September 30, 2016. The shares of the Company's common stock subject to the GE Warrant are included in the basic and diluted net income (loss) per share calculations, as they are issuable upon exercise of the GE Warrant.
On October 4, 2016, the holders of the GE Warrant exercised such warrant in full pursuant to the cashless exercise provisions thereof, which resulted in the Company's issuance to such holders of 997,740 shares of common stock.
The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Weighted-average common shares outstanding	91,561,613	130,436,038	91,454,117	112,819,041
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although such securities were antidilutive for the respective periods, they could be dilutive in the future.

	Nine Months Ended September 30,
	2015	2016
Options	10,707,060	11,582,091
Warrants	6,130,682	—
Convertible Notes	35,185,979	21,006,491
Restricted Stock Units	2,942,126	2,432,930
Note 12—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Stock-based compensation expense, net of $0 tax in 2015 and 2016	$2,656	$2,077	$8,009	$6,533

At September 30, 2016, there was $9,487 of total unrecognized compensation costs related to non-vested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.80 years.
Note 13—Environmental Matters, Litigation, Claims, Commitments and Contingencies
The Company is subject to federal, state, local, and foreign environmental laws and regulations. The Company does not anticipate making any expenditures to comply with such laws and regulations that would have a material impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local and foreign environmental laws and regulations.
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
Note 14—Income Taxes
The Company’s income tax benefit (expense) for the three months ended September 30, 2015 and 2016 was $241 and $(416), respectively. The Company's income tax (expense) for the nine months ended September 30, 2015 and 2016 was $(1,353) and $(1,229), respectively. Tax benefit (expense) for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The increase in the Company’s income tax provision for the three months ended September 30, 2016 as compared to the income tax provision for the three months ended September 30, 2015 was primarily attributable to an increase in the earnings of foreign subsidiaries. The decrease in the Company’s income tax provision for the nine months ended September 30, 2016 as compared to the income tax provision for the nine months ended September 30, 2015 was primarily attributable to a decrease in the earnings of foreign subsidiaries. The effective tax rates for the three and nine months ended September 30, 2015 and 2016 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three and nine months ended September 30, 2015. The net interest incurred was immaterial for both the three and nine months ended September 30, 2015 and 2016, respectively.
The Company increased its reserve for unrecognized tax positions by $17.6 million during the three months ended September 30, 2016. As unrecognized tax positions are not recognized for financial reporting purposes, this position does not have an impact on the balance sheet, statement of operations or statement of cash flows. If this position were to be sustained, then there would be an increase in the Company's deferred tax assets attributed to its federal and state net operating loss carryforwards, as well as an increase to the amount of the Company's deferred tax asset valuation allowance. The increase was attributable to the write-off of unamortized debt issuance costs resulting from the Company's termination of its Credit Agreement with GE on December 15, 2015. Although the ultimate outcome of this tax position is uncertain, the Company believes that this non-cash charge can be deducted in determining its U.S. taxable income for 2015.

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
At September 30, 2016, the Company’s financial instruments consisted of available-for-sale securities, liability-classified warrants, and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair value of the Company's debt instruments approximated their carrying values at December 31, 2015 and September 30, 2016. See Note 10 for further information about the Company's debt instruments.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and September 30, 2016, respectively:

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$48,551	$—	$48,551	$—
Municipal bonds and notes	16,790	—	16,790	—
Zero coupon bonds	499	—	499	—
Corporate bonds	37,104	—	37,104	—
Liabilities:
Warrants(2)	632	—	—	632

Description	Balance at September 30, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Certificate of deposits	$46,700	$—	$46,700	$—
Municipal bonds and notes	14,462	—	14,462	—
Zero coupon bonds	429	—	429	—
Corporate bonds	15,722	—	15,722	—
Liabilities:
Warrants(2)	579	—	—	579

(1) Included in short-term investments in the condensed consolidated balance sheets. See Note 5 for further information.
(2) Included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the nine months ended September 30, 2015 and 2016. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.
Note 16—Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") has issued three amendments to the new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as follows:

•
    In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, non-cash consideration, contract modifications at transition, completed contracts at transition and technical correction.

•
    In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts and helps to improve the operability and understanding of the licensing implementation guidance.

•
    In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the new revenue guidance to be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, which for the Company is the first quarter of 2018, using one of two prescribed retrospective methods. The Company is evaluating the impact of this ASU will have on its consolidated financial statements and related disclosures as well as which transition method it will adopt.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under the new pronouncement, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon purchase or receipt of the asset. This pronouncement is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In September 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The ASU provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This pronouncement is effective for reporting periods beginning after December 15, 2019, which for the Company is the first quarter of 2020. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Note 17—Alternative Fuels Excise Tax Credit
Under separate pieces of U.S. federal appropriations legislation from October 1, 2006 through December 31, 2014, the Company was eligible to receive a federal alternative fuels tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. In December 2015, Congress passed the Consolidated Appropriations Act that included the passage of an alternative fuel tax credit which we continue to refer to as VETC. The credit was made retroactive to January 1, 2015 and extended through December 31, 2016, except that the alternative fuel tax credit for LNG sold as a vehicle fuel in 2016 was changed to be based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold.

As a result, the Company was eligible to receive a credit of $0.50 per gasoline gallon equivalent of CNG sold as a vehicle fuel in 2015 and 2016, $0.50 per liquid gallon of LNG sold in 2015 and $0.50 per diesel gallon equivalent of LNG sold in 2016.

Based on the service relationship with its customers, either the Company or its customers claim the credit. The Company records its VETC credits as revenue in its condensed consolidated statements of operations, as the credits are fully payable and do not need to offset income tax liabilities to be received.

VETC revenues for 2015, totaling $30,986, were all recognized in December 2015. VETC revenues for the three and nine months ended September 30, 2016 were $6,693 and $19,609, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016, as well as the audited consolidated financial statements and notes included therein (collectively, our “2015 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.
Cautionary Statement Regarding Forward Looking Statements
This MD&A and other sections of this report contain forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “could,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are based on various assumptions and expectations that we believe are reasonable, may include statements about, among other things, our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that could cause our or our industry's actual results, levels of activity, performance or achievements to differ materially from the historical or future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, those discussed under “Risk Factors” in this report and in our 2015 10-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.
In preparing this MD&A, we presume that readers have access to and have read the MD&A in our 2015 10-K pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of compressed natural gas ("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") delivered. Our principal business is supplying CNG, LNG and RNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for natural gas fueling stations. As a comprehensive solution provider, we also: design, build, operate, and maintain fueling stations; manufacture, sell and service non-lubricated natural gas fueling compressors and related equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; process and sell RNG; sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, government fleets, and industrial and institutional energy users. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuels for the foreseeable future. As of September 30, 2016, we serve nearly 1,000 fleet customers operating over 44,000 natural gas vehicles, and we own, operate or supply over 575 natural gas fueling stations in 42 states in the United States and in British Columbia and Ontario, Canada.

Sources of Revenue
The following table presents our sources of revenue during the periods presented:

Revenue (in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016
Volume Related	$67.9	$71.3	$195.8	$210.8
Compressor Sales	12.9	5.3	41.4	22.4
Station Construction Sales	11.5	13.7	27.5	48.0
VETC	—	6.7	—	19.6
Other	—	—	0.3	—
Total	$92.3	$97.0	$265.0	$300.8
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture in Peru (through March 2013 when we sold our interest in the joint venture in Peru), plus (v) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our gross margin (which we define as revenue minus cost of sales), and (3) net income (loss) attributable to us. The following tables, which should be read in conjunction with our condensed consolidated financial statements and notes included in this report and our consolidated financial statements and notes included in our 2015 10-K, presents our key operating data for the years ended December 31, 2013, 2014, and 2015 and for the three and nine months ended September 30, 2015 and 2016:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016
CNG (1)	143.9	182.6	229.2	61.1	66.7	168.5	191.7
RNG (2)	10.5	12.2	8.8	1.3	0.7	7.7	2.3
LNG	60.0	70.3	70.5	18.2	17.1	54.0	50.9
Total	214.4	265.1	308.5	80.6	84.5	230.2	244.9

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016
O&M	108.7	137.3	159.3	41.5	45.7	118.7	130.4
Fuel (1)	86.4	108.2	130.1	33.3	32.3	95.0	96.8
Fuel and O&M (3)	19.3	19.6	19.1	5.8	6.5	16.5	17.7
Total	214.4	265.1	308.5	80.6	84.5	230.2	244.9

Other Operating data (in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016
Gross margin	$127,713	$120,153	$125,835	25,534	35,159	69,731	110,983
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(66,968)	$(89,659)	$(134,242)	$(23,119)	$(12,628)	$(84,228)	$(8,270)

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP and our former joint venture in Peru. GGEs sold by these joint ventures were 2.1 million, 0.0 million, and 0.4 million, for the years ended December 31, 2013, 2014, and 2015, respectively. Our joint venture MCEP had volumes of 0.1 million and 0.1 million for the three months ended September 30, 2015 and 2016, respectively and 0.3 million and 0.4 million, for the nine months ended September 30, 2015 and 2016, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, also known as Redeem™, is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of revenue pursuant to a federal alternative fuels tax credit ("VETC"): $45.4 million, $28.4 million, $31.0 million for the years ended December 31, 2013, 2014, 2015, respectively; $0.0 million and $6.7 million for the three months ended September 30, 2015 and 2016, respectively and $0.0 million and $19.6 million for the nine months ended September 30, 2015 and 2016, respectively.  See the discussion under “Operations—VETC” below.

Key Trends
Natural Gas - Demand and Pricing. CNG and LNG are generally less expensive than gasoline and diesel on an energy equivalent basis and, according to studies conducted by the California Air Resources Board ("CARB") and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the United States Department of Energy, cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States is expected to increase. We believe this growth in demand is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of this period, increasingly stringent environmental regulations affecting vehicle fleets and increased availability of natural gas.
In the recent past, however, the prices of oil, gasoline, diesel and natural gas have been significantly lower and volatile, and these trends of lower prices and volatility may continue. These conditions have resulted in lower revenue levels in certain periods due to a decreased pricing advantage when comparing natural gas prices to diesel and gasoline prices and the reduced prices we have been charging our customers for CNG and LNG. As a result of the lower prices, our profit margins were reduced, but to a lesser degree, due to reduced natural gas commodity costs. To the extent these volatile and lower-pricing conditions persist, our financial results may continue to be adversely affected.
Our Performance. Our gross revenue is mostly comprised of volume related revenue, compressor and other equipment sales, station construction sales, sales of tradable credits and VETC revenue.  Our revenue can vary between periods due to a variety of factors, including the amount and timing of compressor and other equipment sales, recognition of VETC and other credits as well as natural gas prices and sale activity. Our volume-related revenues, which are further discussed below, increased across all of these periods, due largely to the increase in gallons we delivered.

Our cost of sales can vary between periods due to a variety of factors, including commodity costs of fuel, the amount and timing of compressor and other equipment sales and station construction sales, and natural gas prices and sale activity.

See "Results of Operations" below for a further discussion of our performance.

Volume-Related Revenues. The amount of CNG, LNG and RNG GGEs we delivered increased by 43.9% from 2013 to 2015 and by 6.4% from the first nine months of 2015 compared to the same period in 2016.

The RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG is distributed under the name Redeem™. The amount of Redeem vehicle fuel we delivered increased from 20.2 million GGEs in 2014 to 50.1 million GGEs in 2015, a 148% increase. Further, we delivered 43.7 million GGEs of Redeem during the nine months ended September 30, 2016, compared to 36.0 million GGEs during the nine months ended September 30, 2015, a 21.4% increase. We believe this demand for Redeem™ is largely attributable to its production of lower greenhouse gas emissions than gasoline and diesel.

Our sales of increasing volumes of CNG, LNG and RNG for use as a vehicle fuel has resulted in our generation of increasing amounts of RINs and LCFS Credits which, together with the increasing prices for RINs and LCFS Credits, has resulted in increased revenues associated with these credits. Historically, the markets for RINs and LCFS Credits have been volatile, and the prices for these credits have been subject to significant fluctuations.
Additionally, the value of RINs and LCFS Credits may be adversely affected by any changes to the federal and state programs under which such credits are generated and sold. For example, CARB recently raised the carbon intensity rating of the RNG we sell in California, which will reduce the amount of LCFS Credits we generate.
Our Stations. The number of fueling stations we owned, operated, maintained and/or supplied increased from 471 at January 1, 2013 to over 575 at September 30, 2016 (a 22.1% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract.

We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck friendly fueling stations, which we refer to as "America's Natural Gas Highway" or "ANGH." At September 30, 2016, we had 39 completed ANGH stations that were not open for fueling operations. We expect to open such stations when we have sufficient customers to fuel at the locations, and we do not know when this will occur. We believe that growth of heavy-duty truck customers depends, in part, on the development and adoption of natural gas engines that are well-suited for use by heavy-duty trucks, which has been slower and more limited than anticipated. If these customers do not develop and if we do not open these stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs. Additionally, most of our ANGH stations were initially built to provide LNG, which typically costs more than CNG on an energy equivalent basis; however, because operators are adopting both LNG heavy-duty trucks and CNG heavy-duty trucks, we designed these stations to be capable of dispensing both fuels. Where we deem appropriate, we have been investing, and expect to continue to invest, additional capital in our ANGH stations to add CNG fueling. To help accelerate the adoption by heavy-duty truck fleets of natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing through to our customers.

Recent Developments
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank ("Plains"), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew down $50.0 million under the Credit Facility, which we repaid in full as of September 30, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018.
On March 1, 2016 and pursuant to the consent of the holders of our outstanding 7.5% convertible promissory notes due in August 2016 (the "SLG Notes"), we prepaid in cash an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. Additionally, on July 14, 2016, we entered into separate privately negotiated exchange agreements with each holder of an SLG Note to exchange the outstanding principal amount of each SLG Note, totaling $85.0 million for all SLG Notes, and all accrued and unpaid interest thereon, totaling $0.2 million for all SLG Notes, for an aggregate of 14,000,000 shares of our common stock and $38.2 million in cash. We recognized a loss of $0.9 million for the nine months ended September 30, 2016 related to the settlement of the SLG Notes. The repurchased and exchanged SLG Notes have been terminated and canceled in full and we have no further obligations under the SLG Notes.
Our board of directors has authorized and approved the use of up to $50.0 million to opportunistically purchase our outstanding 5.25% Convertible Senior Notes due 2018 (the "5.25% Notes") in the open market, in accordance with the terms of the indenture governing the 5.25% Notes. Pursuant to this approval, in the nine months ended September 30, 2016, we paid an aggregate of $24.9 million in cash to repurchase and retire $45.4 million in aggregate principal amount of 5.25% Notes, together with accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, we issued an aggregate of 6,265,829 shares of our common stock in exchange for an aggregate principal amount of $25.0 million of 5.25% Notes held by such holders, together with accrued and unpaid interest thereon. Our repurchase and exchange of 5.25% Notes in the nine months ended September 30, 2016 resulted in a total gain of $26.3 million recorded during the period. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled.
See Note 10 to the condensed consolidated financial statements included in this report for additional information about our outstanding debt.
On September 9, 2016, we entered into an amended and restated equity distribution agreement with Citigroup Global Markets Inc. ("Citigroup"), as sales agent and/or principal, pursuant to which we may issue and sell, from time to time, through or to Citigroup, shares of our common stock having an aggregate offering price of up to $110.0 million in an "at-the-market" offering program (the "ATM Program").
Anticipated Future Trends
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas has been significantly closer to the prices of gasoline and diesel in recent years as a result of lower oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas as a vehicle fuel compared to gasoline and diesel. It is uncertain whether the prices for gasoline and diesel will increase from their current levels, and we expect that adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will be negatively affected while the low oil and diesel price conditions continue. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in recent years of natural gas production in the United States, as well as increasingly stringent environmental regulations affecting vehicle fleets.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend, if and to the extent it materializes, and to enhance our leadership position in these markets. Our business plan calls for expanding our sales of natural gas fuels in the markets in which we operate, including heavy-duty trucking, airports, refuse, public transit, government fleets, industrial and institutional energy users, and pursuing additional markets as opportunities arise. Additionally, we expect that the lower greenhouse gas emissions produced by our Redeem vehicle fuel will result in continued increased demand for, and our delivery of increasing volumes of Redeem to our vehicle fleet customers in the future. If these projections materialize and our business grows as we anticipate, then our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network and RNG production capacity and additional investments in ANGH stations to add CNG fueling, as well as the logistics of delivering more natural gas fuel to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure or RNG production business, which may require us to spend additional capital.

Although we expect competition in the market for natural gas vehicle fuel to remain steady in the near-term, we expect competition in the alternative fuels market generally to increase. Any such increased competition would lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

Liquidity and Capital Resources
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, grants, VETC and other credits, and cash provided by financing activities and sales of assets.
Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, primarily related to the construction of CNG and LNG fueling stations (including adding CNG fueling to ANGH stations) and the purchase of CNG trailers by our subsidiary, NG Advantage, LLC ("NG Advantage") and to a lesser extent, LNG plant maintenance costs and RNG plant construction and maintenance costs. Additionally, we had total indebtedness of $355.5 million in principal amount as of September 30, 2016.
We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash provided by our operations or that we cannot fund through other sources, such as with our common stock. We may not be able to raise capital when needed on terms that are favorable to us or our stockholders, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See "Liquidity and Capital Resources" below.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.
Operations
The following discussion describes the various components of our operations.
CNG Sales
We sell CNG through fueling stations and by transporting it to customers that do not have direct access to a natural gas pipeline. CNG fueling station sales are made through stations located on our customers’ properties and through our network of public access fueling stations. At these CNG fueling stations, we typically procure natural gas from local utilities or third-party marketers and then compress and dispense it into our customers' vehicles. Our CNG fueling station sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin to the local index or utility price for natural gas. As a result, CNG sales revenues determined by an index-plus methodology increase or decrease as a result of an increase or decrease in the price of natural gas. The remainder of our CNG fueling station sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. We purchase some natural gas for CNG sales from third-parties under “take or pay” contracts that require us to purchase minimum volumes of natural gas.
LNG Production and Sales
We obtain LNG from our own plants as well as through relationships with suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California.
We sell LNG on a bulk basis to fleet customers, that often own and operate their fueling stations, and we also sell LNG to fleet and other customers at our network of public access fueling stations. We also sell LNG for non-vehicle purposes, including to customers who use LNG in oil fields or for industrial or utility applications. In 2015 and the first nine months of September 30, 2016, we purchased 43% and 44%, respectively, of our LNG from third-party producers, and we produced the remainder of our LNG at our liquefaction plants in Texas and California. We purchase some LNG from third-parties under “take or pay” contracts that require us to purchase minimum volumes of LNG.
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
VETC
Under separate pieces of U.S. federal appropriations legislation from October 1, 2006 through December 31, 2014, we were eligible to receive a federal alternative fuels tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. In December 2015, Congress passed the Consolidated Appropriations Act that included the passage of an alternative fuel tax credit which we continue to refer to as VETC. The credit was made retroactive to January 1, 2015 and extended through December 31, 2016, except that the alternative fuel tax credit for LNG sold as a vehicle fuel in 2016 was changed to be based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold. As a result, we were eligible to receive a credit of $0.50 per gasoline gallon equivalent of CNG sold as a vehicle fuel in 2015 and 2016, $0.50 per liquid gallon of LNG sold in 2015 and $0.50 per diesel gallon equivalent of LNG sold in 2016. The diesel gallon equivalent for the VETC credit for LNG sales in 2016 is expected to result in lower revenues than the VETC credit for LNG sales in 2015.
Based on the service relationship with our customers, either we or our customers claim the credit. We recorded these tax credits as revenues in our condensed consolidated statements of operations, as the credits are fully payable and do not need to offset tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes. In addition, we believe the credits are properly recorded as revenue because we often incorporate the tax credits into our pricing with our customers, thereby lowering the actual price per gallon we charge.
VETC revenues for 2015, totaling $31.0 million, were all recognized in December 2015. VETC revenues for the three and nine month period ended September 30, 2016 totaled $6.7 million and $19.6 million, respectively.

O&M Services
We generate revenues from our performance of O&M services for CNG and LNG fueling stations that we do not own. For these services we generally charge a fixed fee or a per-gallon fee based on the volume of fuel dispensed at the station. We include the volume of fuel dispensed at the stations at which we provide O&M services in our calculation of aggregate gasoline gallon equivalents delivered.
Station Construction and Engineering
We generate revenues from designing and constructing fueling stations, facility modifications, and selling or leasing some of the stations to our customers. For these projects, we typically act as the general contractor or supervise qualified third-party contractors. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets. For example, our NGV Easy Bay™ product is a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities. We charge construction or other fees or lease rates based on the size and complexity of the project.
RNG Production and Sales
Our subsidiary, Clean Energy Renewables, owns RNG production facilities located at Republic Services landfills in Canton, Michigan and North Shelby, Tennessee. Clean Energy Renewables has entered into long-term fixed-price sale contracts for the majority of the RNG that we expect these facilities to produce over the next seven years. We are seeking to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. We sell most of the RNG we produce through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third-party producers, and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel use is distributed under the name Redeem™.

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
Sales of RINs and LCFS Credits
We generate RIN Credits when we sell RNG for use as a vehicle fuel in the United States, and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state requirements. Generally, the amount of RINS and LCFS Credits we generate increases as we sell higher volumes of natural gas as a vehicle fuel, but the amount of these credits that we sell and our revenues from these sales can vary depending on the market for these credits, which has historically been volatile and subject to significant price fluctuations, and changes to applicable regulations.
During the three months ended September 30, 2015, we realized $2.4 million and $2.3 million in revenue from the sale of RIN Credits and LCFS Credits, respectively. During the three months ended September 30, 2016, we realized $7.0 million and $4.3 million in revenue from the sale of RIN Credits and LCFS Credits, respectively. During the nine months ended September 30, 2015, we realized $7.7 million and $4.4 million in revenue from the sale of RIN Credits and LCFS Credits, respectively. During the nine months ended September 30, 2016, we realized $20.0 million and $15.2 million in revenue from the sale of RIN Credits and LCFS Credits, respectively. The markets for RINs and LCFS Credits are volatile, and the prices for such credits are subject to significant fluctuations. Further, the value of RINs and LCFS Credits will be adversely affected by any changes to the federal and state programs under which such credits are generated and sold.
Vehicle Acquisition and Finance
We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. As appropriate, we apply for and receive federal and state incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. For 2015 and through September 30, 2016, we have not generated significant revenue from vehicle financing activities.
Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 10, have non-financial covenants with which we must comply. As of September 30, 2016, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A of our 2015 10-K. In the three months ended September 30, 2016, there were no material changes to our risk management activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value estimates

Our critical accounting policies and estimates are discussed in the MD&A of our 2015 Form 10-K. For the nine months ended September 30, 2016, there were no material changes to our critical accounting policies except for the following changes to our Revenue Recognition policy pertaining to station construction sales.

Beginning January 1, 2016, we began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, we estimated the percentage of completion of a project based on the costs incurred to date for the associated contract in comparison to the estimated total costs for such contract at completion. Historically, we recognized revenue on station construction projects using the completed-contract method because it did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when fuel dispensing activities at the station began. The sale of compressors and related equipment continues to be recognized under the percentage of completion method as in previous periods.

Effective January 1, 2016, we implemented a cost tracking system that provides for a detailed tracking of costs incurred on its station construction projects on a project by project basis. We also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, we are able to make reliable estimates as to the percentage of a project that is complete at the end of each reporting period.

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

The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change during the performance period of a contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Changes to these factors may result in revisions to costs and income, which are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known.

We consider unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Claims have historically been insignificant.

Recently Issued Accounting Standards
For a description of recently issued accounting standards, see Note 16 to the condensed consolidated financial statements included in this report.

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2016
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Three Months Ended September 30,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenues	83.8%	87.1%
Service revenues	16.2	12.9
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	64.3	57.2
Service cost of sales	8.0	6.6
Gain from change in fair value of derivative warrants	(0.5)	0.0
Selling, general and administrative	30.1	26.7
Depreciation and amortization	15.2	15.3
Total operating expenses	117.1	105.8
Operating loss	(17.1)	(5.8)
Gain (loss) from extinguishment of debt, net	—	(0.7)
Interest expense, net	(11.0)	(6.5)
Other income (expense), net	2.9	(0.1)
Loss from equity method investments	(0.2)	0.0
Loss before income taxes	(25.4)	(13.1)
Income tax benefit (expense)	0.3	(0.4)
Net loss	(25.1)	(13.5)
Loss from noncontrolling interest	0.1	0.4
Net loss attributable to Clean Energy Fuels Corp.	(25.0)%	(13.1)%
Revenue.    Revenue increased by $4.7 million to $97.0 million in the three months ended September 30, 2016, from $92.3 million in the three months ended September 30, 2015. This increase was primarily due to increased volumes, increased station construction sales and increased VETC revenues, partially offset by lower compressor sales.
Volume related revenues increased by $3.4 million between periods primarily due to an increase of 3.9 million gallons delivered, which provided approximately $3.2 million of increased revenue. This increase in gallons delivered was due to a 5.6 million gallon increase in CNG gallons delivered, which was primarily attributable to 20 new refuse customers, six new transit customers, and two new trucking customers. This increase was partially offset by a 0.6 million decrease in RNG gallons delivered for non-vehicle fuel and a 1.1 million decrease in LNG gallons delivered. Additionally, approximately $0.2 million of the increase in volume related revenues was the result of an increase in the effective price charged per gallon delivered. Our effective price per gallon charged was $0.85 for the 2016 period, a $0.01 per gallon increase from $0.84 per gallon for the 2015 period. The increase in our effective price charged was primarily due to increased RINs and LCFS Credits sales, which do not result in increased costs. The effective price per gallon is defined as revenues generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.

VETC revenues increased by $6.7 million between periods, as VETC was not in effect in the third quarter of 2015 because all VETC revenues for 2015 were recognized in December 2015 when Congress passed the Consolidated Appropriations Act that included an alternative fuel tax credit.

Station construction sales increased by $2.2 million between periods, principally from the sale of more full station projects than station upgrades in the 2016 period, as full station projects generally have substantially higher price points than station upgrades.

These revenue increases were partially offset by a decrease in Clean Energy Compression's revenue of $7.6 million between periods, which we believe is due to the effects of continued lower global oil prices, the strength of the U.S. dollar and slower than expected sales in China.

Cost of sales. Cost of sales decreased by $4.8 million to $61.9 million in the three months ended September 30, 2016, from $66.7 million in the three months ended September 30, 2015. This decrease was primarily due to a $6.2 million decrease in compressor costs between periods, as a result of decreased compressor sales and a $0.6 million decrease in gas commodity costs between periods as a result of a decrease in natural gas prices (discussed below). These decreases were partially offset by a $2.0 million increase in costs related to increased station construction sales between periods.

Our effective cost per gallon decreased by $0.03 per gallon between periods, to $0.52 per gallon in the three months ended September 30, 2016 from $0.55 per gallon in the three months ended September 30, 2015. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods. The decrease in natural gas prices partially offset by the increase in gallons delivered resulted in a net decrease of $0.6 million in gas commodity costs between periods.

Gain from change in fair value of derivative warrants. These changes represent the non-cash impact with respect to valuing our outstanding liability-classified warrants based on mark-to-market accounting during the periods.
Selling, general and administrative. Selling, general and administrative expenses decreased by $1.9 million to $25.9 million in the three months ended September 30, 2016, from $27.8 million in the three months ended September 30, 2015. This decrease was primarily driven by a $0.4 million decrease in employee-related expenses, a $0.8 million decrease in travel and promotional expenses, and a $0.4 million decrease in bad debt expense.
Depreciation and amortization. Depreciation and amortization increased by $0.8 million to $14.8 million in the three months ended September 30, 2016, from $14.0 million in the three months ended September 30, 2015, due to purchases of property and equipment, primarily for our stations.
Gain (loss) from extinguishment of debt, net. Loss from extinguishment of debt, net was $(0.7) million in the three months ended September 30, 2016, primarily consisting of a $(0.9) million loss as a result of repurchasing and retiring $85.0 million in principal amount of our SLG Notes, together with accrued interest thereon. See Note 10 for further information.
Interest expense, net.  Interest expense, net, decreased by $3.9 million to $6.3 million for the three months ended September 30, 2016, from $10.2 million for the three months ended September 30, 2015. This decrease was primarily due to a reduction of outstanding indebtedness under our 5.25% Notes and SLG Notes during the 2016 period. See Note 10 for further information.
Other income (expense), net.  Other income (expense), net, decreased by $(2.7) million to $(0.1) million of expense for the three months ended September 30, 2016, compared to $2.6 million of income for the three months ended September 30, 2015. This decrease was primarily due to a decrease of $1.4 million between periods as result of a litigation settlement that occurred in 2015 which resulted in a gain that was not repeated in 2016, and a decrease of $1.0 million due to $0.9 million in gains from asset disposals that occurred in 2015 compared to $(0.1) million in losses on asset disposals in 2016.
Income tax benefit (expense).  Income tax benefit (expense) decreased by $(0.6) million to $(0.4) million of tax expense for the three months ended September 30, 2016, compared to $0.2 million of tax benefit for the three months ended September 30, 2015. The decrease was primarily attributable to an increase in taxes on foreign operations between periods.

Loss from noncontrolling interest.  During the three months ended September 30, 2016, we recorded a $0.4 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $0.1 million loss recorded in the three months ended September 30, 2015. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during the applicable periods.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2016
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Nine Months Ended September 30,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenues	83.9%	87.5%
Service revenues	16.1	12.5
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	65.7	56.8
Service cost of sales	8.0	6.3
Gain from change in fair value of derivative warrants	(0.4)	0.0
Selling, general and administrative	32.8	25.5
Depreciation and amortization	15.2	14.9
Total operating expenses	121.3	103.5
Operating loss	(21.3)	(3.5)
Gain (loss) from extinguishment of debt, net	—	8.4
Interest expense, net	(11.3)	(7.7)
Other income (expense), net	1.3	0.0
Loss from equity method investments	(0.3)	0.0
Loss before income taxes	(31.6)	(2.8)
Income tax benefit (expense)	(0.5)	(0.4)
Net loss	(32.1)	(3.2)
Loss from noncontrolling interest	0.3	0.4
Net loss attributable to Clean Energy Fuels Corp.	(31.8)%	(2.8)%
Revenue.    Revenue increased by $35.8 million to $300.8 million in the nine months ended September 30, 2016, from $265.0 million in the nine months ended September 30, 2015. This increase was primarily due to increased volumes, increased station construction sales and increased VETC revenues, partially offset by lower compressor sales.

Volume related revenues increased by $15.0 million between periods primarily due to an increase of 14.7 million gallons delivered, which provided approximately $12.7 million of increased revenue. This increase in gallons delivered was due to a 23.2 million gallon increase in CNG gallons delivered, which was primarily attributable to 27 new refuse customers, seven new transit customers and three new trucking customers. This increase was partially offset by a 5.4 million decrease in RNG gallons delivered for non-vehicle fuel and a 3.1 million decrease in LNG gallons delivered. Approximately $2.4 million of the increase in volume related revenues was the result of an increase in the effective price charged per gallon delivered. Our effective price per gallon charged was $0.86 for the 2016 period, a $0.01 per gallon increase from $0.85 per gallon charged for the 2015 period. The increase in our effective price was primarily due to increased RINs and LCFS credits sales which do not result in increased costs.

VETC revenues increased by $19.6 million between periods, as VETC was not in effect in the first nine months of 2015 because all VETC revenues for 2015 were recognized in December 2015 when Congress passed the Consolidated Appropriations Act that included an alternative fuel tax credit.

Station construction sales increased by $20.5 million between periods, principally from the sale of more full station projects than station upgrades in the 2016 period, as full station projections generally have substantially higher price points than station upgrades.

These revenue increases were partially offset by a decrease in Clean Energy Compression's revenue of $19.0 million between periods, which we believe is due to the effects of continued low global oil prices, the strength of the U.S. dollar, and slower than expected sales in China.

Cost of sales. Cost of sales decreased by $5.4 million to $189.8 million in the nine months ended September 30, 2016, from $195.2 million in the nine months ended September 30, 2015. The decrease was primarily due to a $18.7 million decrease in compressor costs between periods, due to decreased compressor sales and a $4.1 million decrease in gas commodity costs between periods as a result of a decrease in natural gas prices (discussed below). These decreases were partially offset by a $17.3 million increase in costs related to station construction sales primarily due to increased station construction sales between periods.

Our effective cost per gallon decreased by $0.06 per gallon, to $0.51 per gallon in the nine months ended September 30, 2016 from $0.57 per gallon in the nine months ended September 30, 2015. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods. The decrease in natural gas prices partially offset by the increase in gallons delivered resulted in a net decrease of $4.1 million in gas commodity costs between periods.

Gain from change in fair value of derivative warrants. These changes represent the non-cash impact with respect to valuing our outstanding liability-classified warrants based on mark-to-market accounting during the periods.
Selling, general and administrative. Selling, general and administrative expenses decreased by $10.2 million to $76.8 million in the nine months ended September 30, 2016, from $87.0 million in the nine months ended September 30, 2015. This decrease was primarily driven by a $5.6 million decrease in employee-related expenses, a $3.2 million decrease in travel and promotional expenses due to company-wide cost cutting measures, and a $1.0 million decrease in bad debt expense.
Depreciation and amortization. Depreciation and amortization increased by $4.4 million to $44.7 million in the nine months ended September 30, 2016, from $40.3 million in the nine months ended September 30, 2015 due to purchases made in prior periods of property and equipment, primarily for our stations.
Gain (loss) from extinguishment of debt, net. Gain from extinguishment of debt, net was $25.4 million in the nine months ended September 30, 2016 as a result of repurchasing and retiring $215.4 million in principal amount of our 5.25% Notes and SLG Notes, together with $2.8 million accrued and unpaid interest thereon, for an aggregate purchase price of $125.6 million in cash and 20.3 million shares of our common stock. See Note 10 for further information.
Interest expense, net.  Interest expense, net, decreased by $6.7 million to $23.3 million for the nine months ended September 30, 2016, from $30.0 million for the nine months ended September 30, 2015. This decrease was primarily due to a reduction of outstanding indebtedness under our 5.25% Notes and SLG Notes in an aggregate principal amount of $215.4 million during the 2016 period. See Note 10 for further information.
Other income (expense), net.  Other income (expense), net decreased by $(3.5) million to $(0.01) million of expense for the nine months ended September 30, 2016, compared to $3.5 million of income for the nine months ended September 30, 2015. This decrease was primarily due to a $(0.8) million increase in the loss from foreign currency transactions not in our subsidiaries’ functional currency, a decrease of $1.4 million between periods as result of a litigation settlement that occurred in 2015 which resulted in a gain that was not repeated in 2016 and a $1.3 million decrease due to $0.9 million in gain from assets disposals that occurred in 2015 compared to ($0.4) million in losses from disposal of assets in 2016.
Income tax expense.  Income tax expense decreased by $0.2 million to $1.2 million for the nine months ended September 30, 2016, compared to $1.4 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease in taxes on foreign operations between periods.
Loss from noncontrolling interest.  During the nine months ended September 30, 2016, we recorded a $1.3 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $0.8 million loss recorded in the nine months ended September 30, 2015. The noncontrolling interest in NG Advantage represents a 46.7% minority interest which that held by third parties during the applicable periods.

Seasonality and Inflation
To some extent, we experience seasonality in our results of operations. Natural gas vehicle fuel amounts consumed by some of our customers tend to be higher in summer months when buses and other fleet vehicles use more fuel to power their air conditioning systems. Natural gas commodity prices tend to be higher in the fall and winter months due to increased demand for natural gas for heating during these periods.
Since our inception, inflation has not significantly affected our operating results; however, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities, or pursue additional RNG production projects or could materially increase our operating costs.
Liquidity and Capital Resources
We require cash to fund our capital expenditures, operating expenses and working capital requirements, including outlays for the design and construction of new fueling stations and additions or other modifications to existing fuel stations, debt repayments and repurchases, maintenance of LNG production facilities, purchases of new CNG tanker trailers, investment in RNG production, manufacturing natural gas fueling compressors and related equipment, mergers and acquisitions (if any), financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets, supporting our sales and marketing activities, supporting legislative and regulatory initiatives and for working capital. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, VETC and other credits, and cash provided by financing activities and sales of assets.
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements and any merger, divestiture or acquisition activity, as well as our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results, and the timing and amount of our billing, collections and liability payments, completion of our station construction projects and receipt of government grants and tax and other fuel credits.

Cash provided by operating activities was $44.2 million in the nine months ended September 30, 2016, compared to $1.0 million used in operating activities in the prior comparable period. The increase in cash provided by operating activities was primarily the result of $12.0 million in VETC cash collected as well as improved operating results of approximately $40.7 million, exclusive of non-cash expenses and gains. Partially offsetting a portion of this improvement were net changes in working capital of $7.4 million, principally from increased receivables of RINs and LCFS Credits in the nine months ended September 30, 2016 compared to the same period in 2015 as a result of increased sales of those credits in the 2016 period.

Cash provided by investing activities was $9.5 million in the nine months ended September 30, 2016, compared to $32.6 million used in investing activities in the prior comparable period. The increase in cash provided by investing activities was primarily attributable to decreased capital expenditures of $23.6 million between periods, which was largely due to decreased construction of Company-owned stations. Additionally, cash provided by our short-term investments that matured, net of purchases, increased by $17.9 million between periods and cash provided as a return of capital from our equity method investment increased by $3.0 million between periods.

Cash used in financing activities in the nine months ended September 30, 2016 was $57.2 million, compared to $4.3 million used in financing activities in the prior comparable period. The increase in cash used in financing activities was primarily due to a $122.8 million increase in scheduled debt payments and repayments of long term debt prior to maturity. Partially offsetting this increase in cash used in financing activities was a $68.3 million increase in cash provided by financing activities as a result of our sales of common stock through the ATM program (as defined and discussed below).

Capital Expenditures and Other Uses of Cash

Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, primarily related to the construction of CNG and LNG fueling stations and the purchase of CNG trailers by NG Advantage, and to a lesser extent, LNG plant maintenance costs and RNG plant construction and maintenance costs.

We had total indebtedness of approximately $355.5 million in principal amount as of September 30, 2016, of which approximately $1.0 million, $4.8 million, $234.5 million, $54.7 million, $53.8 million and $6.7 million is expected to become due in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.5 million in 2016, $21.6 million of which has been paid when due as of September 30, 2016. Although we do not have a specific plan regarding the repurchase, redemption or restructuring of our outstanding indebtedness, we generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when opportunities arise. With respect to our 5.25% Notes, our board of directors has authorized and approved the use of up to $50.0 million to opportunistically purchase outstanding 5.25% Notes in the open market and at the date of this report we have used an aggregate $24.9 million for such purchases.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, including RNG production, or use capital for other activities or pursuits.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, grants, VETC and other credits, and cash provided by financing activities and sales of assets. At September 30, 2016, we had total cash and cash equivalents and short-term investments of $118.9 million, compared to $146.7 million at December 31, 2015.
On November 11, 2015, we entered into an equity distribution agreement with Citigroup as sales agent and/or principal, pursuant to which we may issue and sell, from time to time, through or to Citigroup, shares of our common stock having an aggregate offering price of up to $75.0 million in an “at-the-market” offering program (the “ATM Program”). On September 9, 2016, we entered into an amended and restated equity distribution agreement with Citigroup, which amends, restates, and replaces the original equity distribution agreement in its entirety, for the primary purpose of increasing from $75.0 million to $110.0 million, the aggregate offering price of shares of common stock available for issuance and sale in the ATM Program.

This table summarizes the activity under the ATM Program for the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,	Through November 3,
(in millions)	2016	2016	2016
Gross proceeds	$16.1	$69.1	$83.1
Fees and issuance costs	0.4	1.7	2.4
Net proceeds	$15.7	$67.4	$80.7
Shares issued	3.8	21.3	24.5

As of the date of this report, shares of common stock having an approximate value of $26.9 million remain available for sale through the ATM Program. We continue to use any net proceeds from the ATM Program for general corporate purposes, including retiring a portion of our outstanding indebtedness.

On February 29, 2016, we entered into the Credit Facility with Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year. Simultaneously, we drew down $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. As a result, no amounts were outstanding under the Credit Facility as of September 30, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018.

See Note 10 to the condensed consolidated financial statements included in this report for additional information about our outstanding debt.
We believe that our current cash and cash equivalents and short-term investments and cash provided by our operating and financing activities will satisfy our routine business requirements for at least the next 12 months; however, we will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash provided by our operations or that we cannot fund through other sources, such as with our common stock.
The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity and other factors described under “—Liquidity” above.

We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital (including through the ATM Program or other equity offerings), or any combination of these or other available sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to build our business and generate sustained or increased revenues.

Off-Balance Sheet Arrangements
At September 30, 2016, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $59.1 million ;

•	Two long-term take-or-pay contracts for the purchase of natural gas; and

•	Operating leases where we are the lessee.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds as we do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
We have two long-term take-or-pay contracts that require us to purchase minimum volumes of natural gas. These contracts expire in March 2020 and December 2020.
We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of our business. The terms of our leases expire at various dates through 2021. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of 30 years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to future adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services that the landlord provides.
Item 3.—Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of our business, we are exposed to various market risks, including commodity price risks and risks related to foreign currency exchange rates.
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
Natural gas costs represented $75.7 million of our cost of sales in 2015 and $52.5 million of our cost of sales for the nine months ended September 30, 2016.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at September 30, 2016.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity in our condensed consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.2 million of gains in the nine months ended September 30, 2016. During the nine months ended September 30, 2016, our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2016, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.6 million.

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
Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2015 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not known to us or that we deem immaterial may also impair our business.
We have a history of losses and may incur additional losses in the future.
For the years ended December 31, 2013, 2014 and 2015 and the nine months ended September 30, 2016, we incurred pre-tax losses of $63.2 million, $89.9 million, $133.8 million and $8.4 million respectively. During these periods our losses were substantially decreased by approximately $45.4 million, $28.4 million, $31.0 million and $19.6 million of revenue, respectively, from a federal alternative fuels tax credit ("VETC"). We may continue to incur losses or never achieve or maintain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
At September 30, 2016, our total indebtedness was approximately $355.5 million in principal amount, which includes amounts owed under the 7.5% Notes, 5.25% Notes and Canton Bonds, each of which is defined and discussed in Note 10 to our condensed consolidated financial statements included in this report. As of September 30, 2016, approximately $1.0 million, $4.8 million, $234.5 million, $54.7 million, $53.8 million, and $6.7 million of the principal amount of our indebtedness matures in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.5 million in 2016, $21.6 million of which was paid when due as of September 30, 2016.
Although we do not have a specific plan regarding the repurchase, redemption or restructuring of our outstanding indebtedness, we generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when opportunities arise. With respect to certain of our outstanding indebtedness due in 2018, our board of directors has authorized and approved the use of up to $50.0 million to opportunistically purchase outstanding 5.25% Notes in the open market, in accordance with the terms of the indenture governing the 5.25% Notes and at the date of this report we have used an aggregate $24.9 million for such purchases.
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
If we are, or if we expect that we will be, unable to generate such cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing on terms that may be onerous or highly dilutive to our stockholders. Our ability to implement any of these alternatives, should we decide to do so, would depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at a desirable time, which could result in a default on our debt obligations.

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
At the date of this report, we are permitted to repay up to $150.0 million of our outstanding indebtedness at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any such issuance would increase the number of our outstanding shares and would dilute the ownership interest of our stockholders.
We may need to raise additional capital to continue to fund the growth of our business or repay our debt.
At September 30, 2016, we had total cash and cash equivalents of $41.6 million and short-term investments of $77.3 million. Our business plan calls for approximately $25.5 million in capital expenditures for all of 2016, as well as additional capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness, either prior to or at their maturity dates, or for unanticipated expenses, mergers and acquisitions and strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock (including through our established at-the-market offering program or other equity offerings) would increase the number of our outstanding shares and dilute the ownership interest of our stockholders. We may also pursue debt financing since, despite the high level of our indebtedness, the agreements governing much of our existing indebtedness do not restrict our ability to incur additional debt, including secured and unsecured debt, or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, project finance debt, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business, industry and economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we would be forced to suspend, delay or curtail these plans, expenditures or other transactions, which could negatively affect our business and prospects.
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
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the prices of oil, gasoline, diesel and natural gas;

•	The availability and price of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability, quality, safety, design and performance, all relative to other vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for gasoline and diesel-powered and alternative vehicles;

•	The entry or exit of engine manufacturers into or from the market;

•	Perceptions about greenhouse gas emissions from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles;

•	The availability and acceptance of other alternative fuels and alternative vehicles;

•	The existence of government programs, policies, regulations or incentives, including tax credits, promoting natural gas and other alternative fuels and alternative vehicles;

•	Access to natural gas fueling stations and the convenience and cost to fuel a natural gas vehicle;

•	The availability of service for natural gas vehicles;

•	The environmental consciousness of fleets and consumers; and

•	The other risks discussed in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely impact our business.
In recent years, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Additionally, prices for crude oil in recent years have been low, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of compressed natural gas ("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") (RNG can be delivered in the form of CNG or LNG) as vehicle fuels could be slowed or limited if the low prices and over-supply of gasoline and diesel, today’s most prevalent and conventional vehicle fuels, continue or worsen. The market for natural gas as a vehicle fuel could also suffer if there are further decreases in the prices of gasoline and diesel without an equal and corresponding decrease in the price of natural gas, or if there is an increase in the price of natural gas without equal and corresponding increases in the prices of gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally and could cause the success or perceived success of our industry and our business to materially suffer. Part of the reason that these circumstances could slow or limit adoption of natural gas as a vehicle fuel is the higher cost of natural gas vehicles compared to gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If gasoline or diesel prices drop significantly, fuel economy of gasoline- or diesel-powered vehicles improves, or the prices of CNG and LNG are not sufficiently low, operators may delay or refrain from purchasing natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover in a timely manner the additional costs of acquiring or converting to natural gas vehicles. In addition, in order to attract fleet operators and other consumers to convert to natural gas vehicles, we must be able to offer CNG and LNG fuel at prices lower than gasoline and diesel. Decreases in the price of gasoline and diesel and increases in the price of natural gas make it more difficult for us to offer our customers an attractive pricing advantage for CNG and LNG as compared to gasoline and diesel prices and maintain an acceptable margin on our sales. Further, increased natural gas prices affect the cost to us of natural gas and adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers, and conversely, lower natural gas prices reduce our revenues in cases where the commodity cost is passed through to our customers.
Among the factors that can cause fluctuations in gasoline, diesel and natural gas prices are changes in supply and availability of crude oil and natural gas, inventory levels, level of consumer demand, price and availability of alternative fuels, weather conditions, negative publicity surrounding natural gas drilling techniques and methods or oil production and importing, economic conditions, the price of foreign imports, government regulations and political conditions. With respect to natural gas supply and use as a vehicle fuel, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas.
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
If the current pricing conditions continue or worsen, or if all or some combination of factors causing further volatility or decreases in natural gas, oil and diesel prices were to occur, our business and our industry would be materially harmed.

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
We are seeking to fuel a substantial number of natural gas heavy-duty trucks and in connection with that effort we are building America’s Natural Gas Highway. Our objectives to fuel a substantial number of heavy-duty trucks and build America’s Natural Gas Highway have required, and will continue to require, a significant commitment of capital and other resources, and our ability to successfully execute these plans faces substantial risks, including, among others:

•
Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis. We have been spending, and expect to continue to spend, additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for this purpose;

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations;

•	Truck and other vehicle operators may not fuel at our stations due to lack of access or convenience, fuel prices or other factors;

•
We have no influence over the development, production, cost or availability of natural gas trucks powered by engines that are well-suited for the U.S. heavy-duty truck market. Currently, Cummins Westport is the only natural gas engine manufacturer for the medium- and heavy-duty market, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•
Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside of our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated;

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations; and

•
At September 30, 2016, we had 39 completed ANGH stations that were not open for fueling operations. We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. If we do not open the stations, we will continue to have substantial investments in assets that do not produce revenues equal to or greater than their costs, or at all.

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
Limited availability of natural gas vehicles and engine sizes, including heavy-duty trucks and other types of vehicles, restricts their large-scale introduction and limits our natural gas fuel sales. Limited production could also increase the cost to purchase natural gas vehicles. Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets and they may not decide to expand, or they may decide to discontinue or curtail, their natural gas engine or vehicle product lines. Additionally, engines that are produced may experience performance issues or be subject to recalls. As a result of these and other factors, the limited supply of natural gas vehicles could restrict our ability to promote and achieve widespread adoption of natural gas vehicles, which could harm our business and prospects.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote or encourage cleaner burning fuels and alternative vehicles and their adoption, modification or repeal could impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, as well as by laws, rules and regulations that require reductions in carbon emissions. Parties with an interest in gasoline and diesel or alternative fuels such as renewable diesel, hydrogen- or electric-powered vehicles, many of which have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Any failure to adopt, delay in implementing, expiration, repeal or modification of federal, state or local regulations, programs or incentives that encourage the use of CNG, LNG and RNG as a vehicle fuel, or the adoption of any such regulations, programs or incentives that encourage the use of other alternative fuels or alternative vehicles instead of natural gas, could harm our operating results and financial condition. Additionally, changes to or the repeal of laws, rules and regulations that mandate reductions in carbon emissions and/or the use of renewable fuels, including the California and Oregon Low Carbon Fuel Standards and the federal Renewable Fuel Standard Phase 2, under which we generate credits ("LCFS Credits" and "RIN Credits" or "RINs", respectively) by selling CNG, LNG and RNG as a vehicle fuel, could adversely affect our financial condition. Further, our business would be adversely affected if grant funds cease to be available under government programs for the purchase and construction of natural gas vehicles and stations.
We face increasing competition from a variety of businesses, many of which have far greater resources and brand awareness than we have.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels. Additionally, for certain of our key customer markets, such as airports and taxis, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods. Further, we compete with producers and sellers of gasoline and diesel fuels, which power the vast majority of vehicles in the United States and Canada, suppliers of other alternative vehicle fuels and providers of hybrid and electric vehicles. Many of these current and potential competitors have substantially greater financial, marketing, research and other resources than we have. New technologies and improvements to existing technologies may make alternatives other than natural gas more attractive to the market, or may slow the development of the market for natural gas as a vehicle fuel if such advances are made with respect to oil and gas usage. Natural gas utilities and their affiliates also own and operate natural gas fueling stations that compete with our stations, or are preparing to enter the natural gas vehicle fuel market. Utilities and their affiliates typically have unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.
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

Use of electric heavy-duty trucks, buses and refuse trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles. In addition, renewable diesel, hydrogen and other alternative fuels in experimental or developmental stages may prove to be cleaner, more cost-effective alternatives to gasoline and diesel than natural gas. Advances in technology that slow or curtail the growth of natural gas vehicle purchases or conversions, or that otherwise reduce demand for natural gas as a vehicle fuel would have an adverse effect on our business. Failure of natural gas vehicle technology to advance may also limit its adoption and our ability to compete with gasoline-and diesel-powered vehicles and other alternative fuels and alternative vehicles.
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
Clean Energy Compression's operations could subject us to significant costs and other risks, including product liability claims.
Our subsidiary, Clean Energy Compression, designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells may fail to perform, as expected, or according to legal or contractual specifications. Additionally, Clean Energy Compression may incur significant and unexpected costs during or after the manufacture of its products, including costs incurred to repair product malfunctions. The scope and likelihood of these risks may increase if Clean Energy Compression makes efforts to expand its services to new geographic and other markets. Further, the success of our compressor business is dependent upon the success of the natural gas vehicle fuels market generally, and is thus subject to many of the other risks described in these risk factors. The occurrence of any of these risks may reduce sales of Clean Energy Compression's products and services and revenues to us from this business, damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products and services, force product recalls and/or result in product liability claims.
Our warranty reserves may not adequately cover our warranty obligations.
We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with these product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues, and the amounts estimated for these reserves could differ materially from the warranty costs that may actually be realized. We would be adversely affected by an increase in the rate of warranty claims or the amounts involved with warranty claim or by the occurrence of unexpected warranty claims.
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
The global scope of Clean Energy Compression's operations exposes us to additional risks and uncertainties.
Clean Energy Compression has operations in Canada, China, Colombia, Bangladesh and Peru. Clean Energy Compression’s natural gas compression equipment is primarily manufactured in Canada and sold globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations.

In addition to the other risks described in these risk factors, the global scope of our Clean Energy Compression's operations may subject us to risks and uncertainties that could limit our operations, increase our costs or otherwise negatively impact our business and financial condition, including, among others:

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

•	Trade restrictions and import-export regulations;

•	Difficulties enforcing agreements and collecting receivables;

•	Difficulties complying with the laws and regulations of multiple jurisdictions;

•	Difficulties ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by local offices;

•	Differing employment practices and/or labor issues, including wage inflation, labor unrest and unionization policies;

•	Limited intellectual property protection;

•	Longer payment cycles by international customers;

•	Inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	Difficulties forecasting demand and sales trends in foreign markets; and

•	Potentially adverse tax consequences.

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
All of our executive officers and other United States employees may terminate their employment relationships with us at any time, and in many cases their knowledge of our business and industry would be extremely difficult to replace. If we are unable to retain our executive officers and key employees or, if such individuals leave our Company, we are unable to attract and successfully integrate quality replacements, our business, operating results and financial condition could be harmed.
We have significant contracts with government entities that are subject to unique risks.
We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 16% of our revenues for the nine months ended September 30, 2016 and approximately 19%, 18% and 18% of our revenues in 2013, 2014 and 2015, respectively.

In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to that contract, which could have a negative impact on our operations. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice and would only be required to pay for work completed and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of such protests.
Natural gas purchase commitments may exceed demand, which could cause our costs relative to our revenues to increase.
We are a party to two long-term natural gas purchase agreements that have a take-or-pay commitment, and we may enter into additional contracts with take-or-pay commitments in the future. Take-or-pay commitments require us to pay for the natural gas that we have agreed to purchase irrespective of whether we can sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose significant natural gas vehicle fueling customers, or if demand under any existing or any future sales contract does not maintain its volume levels or grow, these commitments may cause our operating and supply costs to increase without a corresponding increase in revenue and our margins and performance may be negatively impacted.
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
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. In 2016, we were required to pay $154,560 to comply with AB 32 with respect to our LNG vehicle fuel sales in California. Our costs in future years will depend on how much LNG vehicle fuel we sell that is regulated, the California Air Resources Board's ("CARB") guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits we purchase to comply with AB 32 at the time we purchase them. We anticipate that we will pass the costs we incur to comply with this legislation through to our LNG vehicle fuel customers, which may diminish the attractiveness of LNG as a vehicle fuel for California customers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. SoCalGas, the Southern California gas utility, has recently announced that it intends to charge CNG fueling customers an additional $0.27 per MMBtu of CNG sold to cover its AB 32 compliance costs. We anticipate that we will pass these additional utility fees through to our customers, which may diminish the attractiveness of CNG as a vehicle fuel for California customers. In addition, we anticipate that, over time, as the utilities' compliance costs increase, we or our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. These costs will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 as a result of the natural gas we or our customers buy through the utility’s pipeline.
Although our Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the complexity of the requirements that biomethane must meet in order to qualify for an exemption and the possibility of changes to the legislation make any exemption uncertain at this time. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
The federal government and other state governments are considering similar measures to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plants, our CNG and LNG fueling stations or our RNG production facilities, and/or the greenhouse gas emissions associated with the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with compliance with potential federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our current customer agreements or our budgets and cost estimates.

If any of these regulations are implemented, our associated compliance costs may have a negative impact on our financial performance, reduce our margins and impair our ability to fulfill customer contracts, and could also reduce our cash available for other aspects of our business, including operating costs, investments and debt repayments. Further, these regulations may discourage consumers from adopting natural gas as a vehicle fuel.
Our operations entail inherent safety and environmental risks that may result in substantial liability to us.
Our operations entail inherent risks, including equipment defects, malfunctions, failures, and misuses, which could result in uncontrollable flows of natural gas, fires, explosions and other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers have in the past been, and may continue to be, involved in accidents that result in explosions, fires and other damage. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are currently regulated by some state regulatory agencies and may in the future be regulated by the U.S. Environmental Protection Agency and/or by additional state regulators. Additionally, CNG fuel tanks and trailers, if damaged by accidents or improper maintenance or installation, may rupture and the contents of the tank or trailer may rapidly decompress and result in death or serious injury. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if damages are not covered by insurance or are in excess of policy limits. Moreover, any of these occurrences could harm our reputation, our business and adoption levels of natural gas generally.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion and occasionally up to 100% of the purchase price of natural gas vehicles they agree to purchase. Risks associated with these financing activities include, among others, that: the equipment financed consists mostly of vehicles that are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. At September 30, 2016, we had $13.2 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, foreign business practices and taxation, among others. Additionally, we are subject to changing and complex regulations related to the government procurement process and any political activities or lobbying relating to natural gas or greenhouse gas emissions regulations in which we may engage. It is difficult and costly to manage the requirements of every individual authority having jurisdiction over our various activities and to comply with these varying standards. These laws and regulations are complex, change frequently and in many cases have tended to become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us and our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may involve significant costs and use of other resources. Also, in connection with our operations, we often need facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions.
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
We may not be successful in operating or developing these projects or any future projects or generating a financial return from our investments. Historically, projects that produce pipeline-quality RNG have often failed due to the volatile prices of conventional natural gas, unpredictable RNG production levels, technological difficulties and costs associated with operating the production facilities and a general lack of government programs and regulations that support these activities.
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
The market for RINs and LCFS Credits is volatile, and the prices for these credits are subject to significant fluctuations. We have entered into futures contracts for the sale of specified amounts of RINs over specified periods and at fixed prices. These futures contracts subject us to risks based on fluctuations in the prevailing market price for RINs, since we could be forced to purchase RINs in the open market if we are not able to produce sufficient RINs through our operations to satisfy our obligations under these futures contracts.
The value of RINs and LCFS Credits may be adversely affected by any changes to federal and state programs under which these credits are generated and sold. For example, CARB recently raised the carbon intensity rating of the RNG we sell in California, which will reduce the amount of LCFS Credits we generate and could adversely affect our RNG business and our financial results. Additionally, in the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to profitably operate our RNG business.
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
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships. Acquisitions, investments and other strategic partnerships and relationships involve numerous risks, any of which could harm our business, including, among others:

•	Difficulties integrating the technologies, operations, existing contracts and personnel of an acquired company or partner;

•	Difficulties supporting and transitioning vendors of an acquired company or partner;

•	Diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;

•	Failure to realize the anticipated benefits or synergies of a transaction or relationship;

•
Failure to identify all of the problems, liabilities, shortcomings or challenges of a company or technology we may partner with, invest in or acquire, including issues related to intellectual property rights, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer relationships;

•	Risks of entering new customer or geographic markets in which we may have limited or no experience;

•	Potential loss of key employees, customers and vendors from an acquired company’s or partner’s business;

•	Inability to generate sufficient revenue to offset acquisition, investment or other related costs;

•	Additional costs or incurrence of debt or equity dilution associated with funding an acquisition, investment or other relationship; and

•	Possible write-offs or impairment charges relating to the businesses we partner with, invest in or acquire.

Our quarterly results of operations fluctuate significantly and are difficult to predict.
Our quarterly results of operations have historically experienced significant fluctuations and may continue to fluctuate significantly as a result of a variety of factors, including the amount and timing of compressor and other equipment sales, station construction sales, sales of RINs and LCFS Credits and recognition of VETC and other credits, fluctuations in commodity costs, natural gas prices and sale activity and the other factors described in these risk factors. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially.
As a result of the significant fluctuations of our operating results in prior periods, period- to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of any one quarter as an indicator of future performance. For example, in the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, our results were positively affected by gains related to repurchases or retirements of our outstanding convertible debt, and such gains may not recur regularly, in the same amounts or at all in future periods.
Risks Related to Our Common Stock
Sales of shares could cause the market price of our stock to drop significantly, even if our business is doing well.
As of September 30, 2016, there were 134,235,058 shares of our common stock outstanding, 11,582,091 shares underlying outstanding stock options, 2,432,930 shares underlying outstanding restricted stock units, 1,000,000 shares underlying outstanding warrants (all of which were exercised on a cashless basis subsequent to September 30, 2016, resulting in our issuance of an aggregate of 997,740 shares of our common stock) and 21,006,491 shares underlying outstanding convertible notes. All of our outstanding shares are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended ("Securities Act"). Also, shares issued upon exercise or conversion of outstanding options, warrants and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option, warrant and convertible note agreements and Rule 144, or if such shares have been registered for resale under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of September 30, 2016, 15,941,860 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following a margin call that is not satisfied or any other large sales of our common stock by our officers and directors, such as Mr. Pickens' sale of 1,500,000 shares of our common stock in August 2016, may cause the price of our common stock to decline.
A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of September 30, 2016, our co-founder and board member T. Boone Pickens beneficially owned approximately 14.9% of our common stock (including 15,941,860 outstanding shares of common stock, 725,000 shares underlying exercisable stock options and 4,113,923 shares underlying convertible promissory notes). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company, and might affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.
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
The market price of our common stock has experienced, and may continue to experience, significant volatility. Such volatility may be in response to various factors, some of which are beyond our control. In addition to the other factors discussed in these risk factors, factors that may cause volatility in our stock price include, among others:

•	Volatility in the supply, demand, use and price of crude oil, natural gas and alternative fuels, including renewable diesel biodiesel, ethanol, electricity and hydrogen;

•
Expected adoption of and growth of the market for natural gas as a vehicle fuel and our ability to capture a substantial share of and enhance our leadership position within this market, when and if it expands;

•	Development, commercial availability and adoption of new natural gas engines for the U.S. heavy-duty truck market;

•	Successful implementation of our business plans, including, without limitation, our ANGH initiative and our goal to fuel a substantial number of natural gas heavy-duty trucks;

•	Continued difficulties producing RNG and other risks to our RNG business;

•	Investor perception of our industry or our prospects;

•	Fluctuations in our operating results;

•	Changes in our key personnel;

•
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, natural gas utilities and their affiliates and other organizations, some of which have substantially greater financial, marketing and other resources than we have, have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels;

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

•	Changes to the availability or impact of federal tax attributes, credits and incentives on our business;

•	Changes in general economic and market conditions.

•	Sales of our common stock by us, our officers or directors or significant stockholders; and

•	A decline in the trading volume of our common stock.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.—Defaults upon Senior Securities
None.
Item 4.—Mine Safety Disclosures
None.
Item 5.—Other Information
On October 31, 2016, we entered a Loan Modification Agreement with Plains solely for the purpose of extending the Credit Facility's maturity date from February 28, 2017 to September 30, 2018.
Item 6.—Exhibits
The information required by this Item 6 is set forth on the exhibit index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 3, 2016	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Description

10.115	Form of 7.5% Notes Exchange Agreement, filed as Exhibit 10.115 to registrant’s Current Report on Form 8-K filed on July 15, 2016 and incorporated herein by reference.

10.116*	Loan Modification Agreement dated October 31, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2016;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2016;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and 2016;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2016; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.