Form 10-K
period 2016-12-31
Clean Energy Fuels Corp.
filed 2017-03-07
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $338,632,713 (computed by reference to the price at which the registrant's common stock was last sold on such date, as reported by The NASDAQ Global Select Market). Shares of common stock held by the registrant's officers and directors and holders of 10% or more of the outstanding shares of the registrant's common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates; however, this determination of affiliate status is not, and shall not be considered, a determination of affiliate status for any other purpose.
As of February 28, 2017, the number of outstanding shares of the registrant's common stock was 149,591,164.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2017 annual meeting of stockholders are incorporated in Part III of this report by reference to the extent stated therein.

Clean Energy Fuels Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to future events or circumstances or our future financial performance and are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: "if," "may," "might," "shall," "will," "can," "could," "would," "should," "expect," "intend," "plan," "goal," "objective," "initiative," "anticipate," "believe," "estimate," "predict," "project," "forecast," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. We believe that the statements that we make in this report regarding the following subject matters are forward-looking by their nature:

•	Future supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other alternative fuels, including electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•	Our expectations regarding the market's perception of a need for alternative vehicle fuels generally;

•
Our expectations regarding the market's perception of the benefits of natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as cost savings, supply, environmental and safety benefits;

•
Expected adoption of and growth in the market for natural gas as a vehicle fuel and our ability to capture a substantial share of and enhance our leadership position within this market, when and if it expands;

•
Development, commercial availability and adoption of natural gas vehicles, including for heavy-duty trucks and medium- and light-duty applications, and the factors that may impact these events, such as estimated incremental costs, annual fuel usage and annual fuel cost savings for vehicles using natural gas instead of gasoline or diesel;

•
Our business plans and our ability to successfully implement them, including, among others, our nationwide network of natural gas-truck friendly fueling stations (we refer to this network as "America's Natural Gas Highway" or "ANGH") and our objective to fuel a substantial number of natural gas heavy-duty trucks;

•
The competitive environment in our industry, including the potential for a significant number of established businesses to enter the market for natural gas and other alternatives for use as vehicle fuels;

•
The effect of advances in conventional fuels and other alternative vehicle fuels and technologies, including improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for conventional and alternative vehicles;

•
The availability and effect on our business of environmental, tax or other regulations, programs or incentives that promote natural gas as a vehicle fuel, including, among others, a federal alternative fuels tax credit (“VETC”) and the programs under which we generate and sell credits by selling natural gas and renewable natural gas ("RNG") as a vehicle fuel, including Renewable Identification Numbers ("RINs" or "RIN Credits") under the federal Renewable Fuel Standard ("RFS") Phase 2 and credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits");

•
Potential adoption of government policies favoring vehicle fuels other than natural gas, including gasoline and diesel fuel, or favoring alternative vehicles, including growing support for electric and hydrogen-powered vehicles;

•
The impact of, or potential for changes to, emissions requirements on gasoline- and diesel-powered vehicles, as well as on liquefied natural gas (“LNG”), compressed natural gas (“CNG”) and RNG production and LNG and CNG fueling stations and fuel sales

•	The effect of environmental regulations on oil and natural gas production and distribution;

•	The success and importance of acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Our efforts to expand our CNG business, including our efforts to add CNG fueling to our ANGH stations and our anticipated CNG trailer needs;

•	The success of our business of selling RNG as a vehicle fuel and the completion of our proposed sale of our assets relating to our existing RNG production business;

•	The performance of our subsidiary Clean Energy Compression, which manages our business of manufacturing and internationally selling natural gas fuel compressors and other equipment;

•
Strategic benefits of owning our subsidiaries, including Clean Energy Compression, Clean Energy Renewables (“Renewables”) (which manages our RNG business) and NG Advantage, LLC (“NG Advantage”) (which manages our “virtual natural gas pipeline” business);

•
General political, regulatory, economic and market conditions, including the impact of general uncertainty regarding the U.S. regulatory and economic environment as a result of the recent U.S. presidential election;

•	Our need for and access to additional capital to fund the growth of our business or repay our debt, through selling assets or pursuing debt or equity financing; and

•
Our expectations regarding our cash balances and other operating and financial results, including, among other things, projected capital expenditures, project development costs and other funding requirements.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Although the forward-looking statements in this report reflect our good faith judgment, based on currently available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed below under Item 1A. Risk Factors. As a result of these and other potential risk factors, the forward-looking statements in this report may not prove to be accurate. All forward-looking statements in this report are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this report.
Unless the context indicates otherwise, all references to "Clean Energy," the "Company," "we," "us," or "our" in this report refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries. Although we do not use the “™” symbol in each instance in which one of our common law trademarks appears in this report, we own unregistered trademark rights to Redeem™, NGV Easy Bay™, Clean Energy™, Clean Energy Renewables™, Clean Energy Compression™ and Clean Energy Cryogenics™.

PART I
Item 1.    Business
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of CNG, LNG and RNG delivered.
Our principal business is supplying CNG, LNG and RNG (which can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for natural gas fueling stations. As a comprehensive solution provider, we also: design, build, operate and maintain fueling stations; manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; sell RNG; sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including LCFS Credits and RIN Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local credits, grants and incentives.
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, government fleets, and industrial and institutional energy users. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2016, we serve nearly 1,000 fleet customers operating over 45,000 natural gas vehicles and we own, operate or supply over 570 natural gas fueling stations in 42 states in the United States and four provinces in Canada.
Market for Natural Gas as an Alternative Vehicle Fuel
As of December 31, 2016, Natural Gas Vehicles for America ("NGV America") estimates that there were approximately 1,750 natural gas fueling stations in the United States and about 153,000 natural gas vehicles on American roads, including 39,500 heavy-duty vehicles (e.g. tractors, refuse trucks and buses), 25,800 medium-duty vehicles (e.g. delivery vans and shuttles) and 87,000 light-duty vehicles (e.g. passenger cars, small utility vehicles, trucks and vans).
We believe that natural gas is an attractive alternative to gasoline and diesel for use as a vehicle fuel in the United States because it is plentiful, domestically produced, cleaner and typically cheaper than gasoline or diesel. Historically, oil, gasoline and diesel prices have been highly volatile, while natural gas prices have generally been stable and lower than the cost of oil, gasoline and diesel on an energy equivalent basis. Additionally, we expect increasingly stringent federal, state and local air quality regulations, additional regulations mandating low carbon fuels and expanding initiatives by fleet operators to lower greenhouse gas emissions and increase fuel diversity, all of which may increase market adoption of natural gas as an alternative to gasoline and diesel as a vehicle fuel. We believe these factors may encourage the development of an opportunity to market natural gas as a vehicle fuel in the United States.
Benefits of Natural Gas Fuel
Domestic and Plentiful Supply.    Technological advances in natural gas drilling and production, including the widespread deployment of horizontal drilling techniques and the use of hydraulic fracturing, have unlocked vast natural gas reserves. The United States produces the highest volume of natural gas in the world, with proven, abundant and growing reserves of natural gas.
Less Expensive.    Due to the abundance of natural gas, the cost of natural gas in the United States is less than the cost of crude oil, on an energy equivalent basis. Based on projections from the U.S. Energy Information Administration, we believe that natural gas will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the natural gas commodity makes up a smaller portion of the cost of a GGE of CNG or LNG relative to the commodity portion of the cost of a GGE of diesel or gasoline, the price of a GGE of CNG or LNG is less sensitive to increases in the underlying commodity cost.
Cleaner.    Natural gas contains less carbon than any other fossil fuel and thus produces fewer carbon dioxide emissions when burned.  The California Air Resources Board ("CARB") has concluded that a natural gas vehicle emits fewer greenhouse gas emissions than a comparable gasoline or diesel fueled vehicle on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce at least 13% to 21% fewer greenhouse gas emissions than comparable gasoline and diesel fueled vehicles.
For natural gas vehicles that run on RNG, we estimate, based on CARB data, that the greenhouse gas emissions produced are from 50% to 125% less than comparable gasoline and diesel fueled vehicles, depending on the source of biogas. We believe the RNG we sell for use as a vehicle fuel, which is distributed under the brand name Redeem™, is the first commercially available RNG vehicle fuel made from organic waste.
Safer.    As reported by NGV America, CNG and LNG are relatively safer than gasoline and diesel because they dissipate into the air when spilled or in the event of a vehicle accident. When released, CNG and LNG are also less combustible than gasoline or diesel because they ignite only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressure and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. Additionally, CNG and LNG are stored in above-ground tanks and therefore will not contaminate soil or groundwater in the event of a spill or leak.
Natural Gas Vehicles
Natural gas vehicles use internal combustion engines similar to those used in gasoline or diesel powered vehicles and the acceleration and other performance characteristics of natural gas vehicles are similar to those of gasoline or diesel powered vehicles of the same weight and engine class. Additionally, natural gas vehicles, whether they run on CNG or LNG, are refueled using a hose and nozzle that makes an airtight seal with the vehicle's gas tank.
Natural gas vehicles have engines specially tuned to run on natural gas fuels, which have higher octane content than gasoline or diesel, and fuel tanks and lines specially designed to hold CNG and LNG and deliver it to the vehicle’s engine. These special features, including primarily the fuel tanks that hold CNG and LNG, cause natural gas vehicles to typically cost more than gasoline- or diesel-powered vehicles. Additionally, for heavy-duty vehicles, spark ignited natural gas vehicles generally operate more quietly than diesel-powered vehicles.
Virtually any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Many models of heavy-, medium- and light- duty natural gas vehicles and engines are available in the United States and Canada. These vehicles include long-haul tractors, refuse trucks, regional tractors, transit buses, ready-mix trucks, delivery trucks, vocational work trucks, school buses, shuttles, passenger sedans, pickup trucks and cargo and passenger vans. We expect that additional models and types of natural gas vehicles will become available if natural gas is increasingly adopted as a vehicle fuel in the United States.
Products, Services and Other Business Activities
CNG Sales.    CNG is natural gas that is compressed and dispensed in gaseous form. We typically deliver CNG by obtaining natural gas from local utilities or third-party marketers and then compressing, storing and dispensing it into our customers' vehicles. Some of the natural gas we obtain from third parties for CNG sales is purchased under take-or-pay contracts that require us to purchase minimum volumes of natural gas.
We sell CNG for use as a vehicle fuel through fueling stations located on our customers' properties and through our network of public access fueling stations. Our CNG vehicle fuel sales are made primarily through contracts with our customers. Under these contracts, pricing is principally determined on an index-plus basis, which is calculated by adding a margin and delivery cost to the local index or utility price for natural gas. As a result, CNG vehicle fuel sales determined by an index-plus methodology increase or decrease as a result of an increase or decrease in the cost of natural gas which includes transportation charges, utilities, and other fees. The remainder of our CNG vehicle fuel sales are on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.
Our subsidiary, NG Advantage also sells CNG for non-vehicle purposes. NG Advantage uses a fleet of 70 high-capacity tube trailers to deliver CNG to institutions and industrial energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. Utilizing its trailer fleet, NG Advantage creates a "virtual natural gas pipeline" that allows oil, diesel or propane users to take advantage of the cost savings and environmental benefits of natural gas. We anticipate that NG Advantage will need to purchase or lease additional trailers in the future to transport CNG in support of its operations.
LNG Production and Sales.    LNG is natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third party suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, which we call the "Pickens Plant" and the "Boron Plant," respectively. The Pickens Plant has the capacity to produce 35 million gallons of LNG per year and includes a tanker trailer loading system and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. The Boron Plant is capable of producing 60 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. In 2016, we purchased 44% of our LNG from third-party suppliers and we produced the remainder of our LNG at the Pickens Plant and the Boron Plant. Some natural gas we obtain from third-parties for LNG sales is purchased under “take or pay” contracts that require us to purchase minimum volumes of natural gas.

We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers, who often own and operate their fueling stations, and through our network of public access fueling stations. We deliver LNG via our fleet of 84 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. We contract with third parties to provide tractors and drivers. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts that are priced on an index-plus basis, such that LNG sales under these contracts increase or decrease as a result of an increase or decrease in the cost of natural gas. We also sell LNG vehicle fuel on a per fill-up basis at prices we set at public access stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in oil fields, and for industrial, utility, marine and rail applications.
O&M Services.   We perform O&M services for CNG and LNG fueling stations that we do not own. For these services, we generally charge a fixed or a per-gallon fee based on the volume of fuel dispensed at the station. We have an operations team performing preventive maintenance and available to respond to service requests.
VETC. Under separate pieces of U.S. federal legislation from October 1, 2006 through December 31, 2015, we were eligible to receive a federal alternative fuels tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as vehicle fuel. From January 1, 2016, the new credit was the same as the credit it replaced, except that the credit for LNG sold as a vehicle fuel in 2016 was based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold. Based on the service relationship with our customers, either we or our customers claimed the credit. VETC ceased to be available after it expired on December 31, 2016, and it may not be available for any subsequent period.
Station Construction and Engineering.    We design and construct fueling stations and facility modifications and sell or lease some of these stations to our customers. We charge construction or other fees or lease rates based on the size and complexity of the project.
Since 2008, we have served as general contractor or supervised qualified third-party contractors to build 416 natural gas fueling stations. We acquired the additional stations that we own but did not build through acquisitions of assets or businesses. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors (including those manufactured by Clean Energy Compression), dispensers and storage tanks. Equipment for a LNG station typically consists of storage tanks and dispensing equipment. Many of our fueling stations have separate public access areas for retail customers, which generally have the look, feel and dispensing rates of gasoline and diesel fueling stations.
We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets. For example, our NGV Easy Bay™ product is a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities.
RNG Production and Sales.    RNG is produced from waste streams such as landfills, animal waste digesters and waste water treatment plants. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities where it is converted to LNG.
We obtain RNG through our own production plants as well as through third-party producers. Our subsidiary, Renewables, currently owns RNG production facilities located at Republic Services landfills in Canton, Michigan and North Shelby, Tennessee, and has entered into long-term fixed-price sale contracts for the majority of the RNG that we expect these facilities to produce over the next seven years. Additionally, we have sought to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners. For instance, Renewables, entered into agreements to form joint ventures with Aria Energy Operating LLC, a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia.
We sell some of the RNG we produce through our natural gas fueling infrastructure for use as a vehicle fuel. In addition, we purchase RNG from third party producers and sell that RNG for vehicle fuel use through our fueling infrastructure. The RNG we sell for vehicle fuel is distributed under the name Redeem™.
In February 2017, we entered into an agreement to sell the assets related to our existing RNG production business, including our two existing RNG production facilities and our interest in the two new RNG production facilities in development. We expect this sale to close on or before March 31, 2017, and thereafter we will continue to procure and sell RNG as Redeem.
Sales of RINs and LCFS Credits.   We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon, and we generate RIN Credits when we sell RNG for use as a vehicle fuel in the United States. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emissions requirements. Generally, the amount of RINs and LCFS Credits we generate increases as we sell higher volumes of natural gas as a vehicle fuel, but the amount of these credits that we sell and our revenue from these sales can vary depending on the market for these credits, which has historically been volatile and subject to significant price fluctuations, and changes to applicable regulations.
Natural Gas Fueling Compressors.    Our subsidiary Clean Energy Compression manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment for the global natural gas fueling market. Clean Energy Compression is headquartered near Vancouver, British Columbia, has an additional manufacturing facility near Shanghai, China, and has sales and service offices in the United States, Bangladesh, Colombia and Peru. Clean Energy Compression enables us to satisfy our internal compressor needs since compressors are the most important piece of equipment for a CNG station. Clean Energy Compression also allows us to offer a high-quality and price competitive "equipment only" solution for customers who do not want our full suite of engineering and construction services.
Vehicle Acquisition and Finance.    We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. As appropriate, we apply for and receive federal, state and local incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers and/or pay deposits with respect to these vehicles prior to receiving a firm order from our customers, which we may be required to purchase if our customers fail to purchase the vehicle as anticipated.
Sales and Marketing
We have sales representatives covering all of our major operating territories, including the United States, Canada, China, Peru, Columbia, Mexico and Europe.
We market primarily through our direct sales force, attendance at trade shows and participation in industry conferences and events. Our sales and marketing group also works closely with federal, state and local government agencies to provide education on the value of natural gas as a vehicle fuel and to keep abreast of proposed and newly adopted regulations that affect our industry.
Key Markets and Customers
We serve customers in a variety of markets, such as trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets. We believe these customers markets are well-suited for the adoption of natural gas vehicle fuel because they use relatively high volumes of fuel, can be served by a fueling infrastructure that is centralized or along well-defined routes and/or are facing increasingly stringent emissions or other environmental regulations.
Trucking. We believe that heavy-duty trucking represents one of the greatest opportunities for natural gas to be used as a vehicle fuel in the United States, and as of December 31, 2016 we fuel over 3,000 heavy-duty trucks. Because these high-mileage vehicles consume substantial amounts of fuel, they can derive significant benefits from the lower cost of natural gas. Many well-known shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight. Such companies include Honda, Frito-Lay, FedEx, Anheuser-Busch, Verizon, Bimbo, Johnson & Johnson, The Home Depot, AT&T, Colgate-Palmolive, Costco Wholesale, Lowes, Pepsi, UPS, MillerCoors, HP, Unilever, Starbucks, Kraft, Kroger, P&G, Hertz and Owens Corning.
To help facilitate the transition of trucking fleets to natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing along to our customers, and we've built America's Natural Gas Highway. Many existing ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the United States. Building ANGH has required, and may continue to require, a commitment of capital and other resources. For instance, most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis, and we have been spending, and expect to continue to spend, additional capital to add CNG fueling capability to many of our ANGH stations.
Airports. We estimate that vehicles serving airports in the United States, including airport delivery fleets, rental car and parking passenger shuttles and taxis, consume an aggregate of approximately two billion gallons of fuel per year. Additionally, many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. As a result, many of these airports have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation, and requiring or encouraging service vehicle operators to switch their fleets to natural gas. To assist in this effort, airports are contracting with service providers to design, build and operate natural gas fueling stations in strategic locations on their properties.
We serve customers at 39 airports, including Atlanta Hartsfield Jackson International, Baltimore Washington International, Dallas-Ft. Worth International, Denver International, Dulles International, George Bush International, Las Vegas, Logan International, LaGuardia, John F. Kennedy International, Los Angeles International, Newark International, Oakland International, Orlando, Phoenix Sky Harbor International, San Francisco International, San Diego International, SeaTac International (Seattle) and Tampa, International.

Refuse. According to INFORM, there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables, which collectively consume approximately two billion gallons of fuel per year. We estimate that approximately 55% of new refuse trucks in 2016 operate on natural gas, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on CNG to realize operating savings and to address their customers' demands for reduced emissions.
We fuel over 10,000 refuse vehicles for customers including Waste Management and Republic Services, as well as other waste haulers such as Atlas Disposal, Burrtec, Recology, South San Francisco Scavenger, Waste Connections and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets, including fleets in Dallas, Los Angeles, San Antonio, and New York City, among other locations.
Transit Agencies. According to the American Public Transportation Association, there are over 71,000 municipal transit buses operating in the United States. In many areas increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the United States consume approximately 1.5 billion gallons of fuel per year. Many transit agencies have been early adopters of natural gas vehicles, and over 25% of existing transit buses and over 35% of new transit buses operate on natural gas.
We fuel close to 9,000 transit vehicles and our U.S. public transit customers include the following: Los Angeles Metropolitan Transit Authority, Foothill Transit, Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit Phoenix Transit, Jacksonville Transportation Authority, NICE Bus and Washington Metro Area Transportation Authority. We also serve public transit customers in British Columbia.
Industrial and Institutional Customers. See "Business - Products, Services and Other Business Activities" above for a description of industrial and institutional customers we supply with CNG and LNG.
Government Fleets. In 2014, 2015 and 2016, approximately 18%, 18% and 16% of our revenue, respectively, were derived from contracts with government entities such as municipal transit fleets. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically.
Our representative government fleet customers include the California Department of Transportation, State of New York, State of Colorado, City of New York, City of Denver, City and County of Los Angeles, City of Newport Beach, South Coast Air Quality Management District, City and County of San Francisco, City of Oakland, City and County of Dallas, City of Phoenix, The University of California, and Oklahoma State University.
Grant Programs
We apply for and help our fleet customers apply for federal, state and local grant programs in areas where we operate. These programs provide funding for natural gas vehicle conversions and purchases, natural gas fueling station construction and natural gas vehicle fuel sales.
Competition
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG is gasoline and diesel, as the vast majority of vehicles in the United States and Canada are powered by gasoline and diesel. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and other alternative fueling stations. Further, for certain of our key customer markets, such as airports and public transit, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station operators, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as vehicle fuels. Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration and substantially greater financial, marketing, research, and other resources. As a result, they may be able to respond more quickly to changes in customer preferences or legal requirements, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, devote substantially more resources to infrastructure and systems development or exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.

We believe we have approximately 75 competitors in the market for natural gas vehicle fuels, including:

•	Providers of CNG fuel infrastructure and fueling services, including Love's Trillium, Gain Clean Fuels, TruStar Energy, AmpCNG and EVO CNG, ;

•	Fuel station owners, such as Kwik Trip, a company that owns CNG fueling stations in the Midwestern United States;

•	Shell Oil Products U.S., which operates LNG fueling stations;

•	Applied LNG Technology, Stabilis and Prometheus Energy, each of which distributes LNG; and

•
Utilities and their affiliates in several states, including California, Utah, Georgia, Michigan, New Jersey, North Carolina and Washington, which own and operate public access CNG stations that compete with our stations. In addition, utilities are seeking approval from the California Public Utilities Commission to spend approximately $1.0 billion on electric vehicle charging infrastructure for trucks, buses and other vehicles which infrastructure, if built, would compete with our stations.

We also manufacture and sell CNG fueling equipment through Clean Energy Compression. The market for CNG fueling equipment is highly competitive and our competitors in this market include Aspro, GNC Galileo, GE, SAFE, ANGI Energy Systems, and Atlas Copco. Numerous other equipment or compressor manufacturing companies may also enter this market in the future. We also compete with many third parties for the rights to develop RNG production facilities, the rights to acquire RNG from third party producers and for customers to purchase the RNG that we sell. In addition, we sell CNG to industrial and institutional energy users through NG Advantage and compete with other participants in this highly competitive market, including Xpress Natural Gas, OsComp Systems and Irving Ltd.
We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by such factors as fuel cost, supply and availability, cost and availability of vehicles, convenience and accessibility of fueling stations, the quality, cleanliness and safety of the fuel, and brand recognition. As of December 31, 2016, we owned, operated or supplied over 570 CNG and LNG fueling stations, which we estimate is approximately four times the number of CNG fueling stations operated by our next largest competitor. We believe we are the only company in the United States or Canada that provides both CNG and LNG vehicle fuel on a significant scale, and our natural gas fueling operations cover more states and provinces than any of our competitors.
We expect competition to increase in the alternative fuel markets generally and, if the demand for natural gas vehicle fuel increases, the market for natural gas fuel.
Government Regulation and Environmental Matters
Certain aspects of our operations are subject to regulation under federal, state, local and foreign laws. Further, if we were to violate these laws or if the laws were to change, it could have a material adverse effect on our business, financial condition and results of operations. Regulations that significantly affect our operations are described below. We believe we are in material compliance with these and other regulatory requirements known to apply to our business. Compliance with these regulations has not had a material effect on our capital expenditures, earnings or competitive position to date, but new laws or regulations or amendments to existing laws or regulations to make them more stringent, such as more rigorous air emissions requirements or increased regulation of greenhouse gas emissions, could require us to undertake significant capital expenditures in the future.
CNG and LNG Stations. To construct a CNG or LNG fueling station, we must satisfy permitting and other requirements and either we or a third party contractor must be licensed as a general engineering contractor. Each CNG and LNG fueling station must be constructed in accordance with federal, state and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks and hazardous waste and other materials. We are also required to register with certain state agencies as a retailer/wholesaler of CNG and LNG.
Transfer of LNG. Federal safety standards require each transfer of LNG to be conducted in accordance with specific written safety procedures. These procedures must be located at each transfer location and must require that qualified personnel be in attendance during all LNG transfer operations.
LNG Liquefaction Plants. To build and operate LNG liquefaction plants, we must apply for facility permits or licenses that address many factors, including storm water and wastewater discharges, waste handling and air emissions related to production activities or equipment operations. The construction of LNG plants must also be approved by local planning boards and fire departments.
Financing. State agencies generally require the registration of finance lenders. For example, in California, pursuant to the California Finance Lenders Law, one of our subsidiaries is required to be registered as a finance lender with the California Department of Corporations.

Natural Gas Fueling Compressors. Our manufacturing facility for natural gas fueling compressors and other equipment is located in Canada and is registered with the British Columbia Safety Authority and the Society of Mechanical Engineers for manufacturing and operating pressure vessels. Additionally, CNG fueling equipment is manufactured to meet the electrical and mechanical design standards of the country where the equipment will be installed.
RNG. RNG production facilities are required to comply with Title V of the Clean Air Act. In addition, RNG projects must produce RNG that meets the gas quality specifications of the local utilities that accept the gas. These specifications are approved by the applicable state utilities commission.
RIN Credits. In February 2010, the U.S. Environmental Protection Agency ("EPA") finalized the RFS (which was established by the Energy Policy Act of 1992/2005), which creates RINs that can be generated by the production and use of RNG in the transportation sector and can be sold to fuel providers that are not compliant under the RFS.
Greenhouse Gas Emissions. California has adopted laws requiring statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with LNG and CNG vehicle fuel.
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We will incur costs to comply with AB 32 based on how much LNG vehicle fuel we sell that is regulated, CARB's guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits under AB 32. We anticipate that we will pass the costs we incur to comply with this law through to our LNG customers.  With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold.  We anticipate that, over time, as the utilities' compliance costs increase, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through a utility’s pipeline.
Although our Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the availability of any such exemption is uncertain at this time due to the complexity of the requirements that must be met in order to qualify for such an exemption and the possibility of changes to the law. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
To help achieve the greenhouse gas emissions reductions for mobile sources that are mandated by AB 32, CARB approved the Low Carbon Fuel Standard, which encourages low carbon "compliant" transportation fuels (including CNG, LNG and RNG) in the marketplace by allowing producers of these fuels to generate LCFS Credits that can be sold to noncompliant regulated parties.
The federal and other state governments are also considering measures to regulate and reduce greenhouse gas emissions. Any of these regulations, if and when implemented, may regulate the greenhouse gas emissions produced by or associated with our LNG production plants, our CNG and LNG fueling stations, our existing RNG production facilities (which we expect to sell on or before March 31, 2017, as described under "- Products, Services and Other Business Activities - RNG Production and Sales" above) or the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot estimate the potential costs associated with compliance with potential federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our existing customer agreements or our budgets and cost estimates.
Employees
As of December 31, 2016, we employed 832 people. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe that our employee relations are good.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment. For information about our revenue, operating income (loss) and long-lived assets in different geographic areas, see Note 17 to our consolidated financial statements included in this report. We are subject to certain risks attendant to our foreign operations, which are described below in Item 1A. Risk Factors.
Corporate Information; Acquisitions and Divestitures
We were incorporated under the laws of the State of Delaware in 2001. We have completed, and we anticipate continuing to pursue, acquisitions, investments, divestitures, joint ventures and other partnerships as we become aware of opportunities that we believe can increase our competitive advantages, expand our product offerings, take advantage of industry developments, enhance our market position or provide other benefits, including streamlining operations and reducing our costs. Recent significant transactions of this nature include: our acquisition of the manufacturing and servicing business of Clean Energy Compression in September 2010; our sale of our former natural gas vehicle conversion business in June 2013; our acquisition of a controlling interest in NG Advantage in October 2014; our sale of our interest in a RNG production facility in Dallas, Texas in December 2014; and our proposed sale of the assets related to our RNG production business, which we expect to occur on or before March 31, 2017.
Additional Information
Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The reference to our website is an inactive textual reference and the contents of our website are not incorporated into this report.
Item 1A. Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this annual report on Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
We have a history of losses and may incur additional losses in the future.
In 2014, 2015 and 2016, we incurred pre-tax losses of $89.8 million, $133.8 million and $12.4 million, respectively. During these periods our losses were substantially decreased by approximately $28.4 million, $31.0 million and $26.6 million of revenue, respectively, from the VETC alternative fuels tax credit, which ceased to be available as of January 1, 2017 and may not be available for any subsequent period. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or maintain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
As of December 31, 2016, our total indebtedness was approximately $314.3 million in principal amount, which includes amounts incurred under the 7.5% Notes, 5.25% Notes, Canton Bonds, and Plains Note, each of which is defined and discussed in Note 10 to our consolidated financial statements included in this report and is reflected under “Contractual Obligations” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. As of December 31, 2016, approximately $6.1 million, $189.6 million, $55.5 million, $54.6 million, $4.0 million and $4.5 million of the principal amount of our indebtedness matures in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $19.7 million in 2017.
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
In that case, we may be required to pursue one or more alternatives to meet our debt obligations. For instance, as of the date of this report, we are permitted to repay up to $125.0 million of our outstanding indebtedness at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any repayment of our debt with equity would increase the number of our outstanding shares and may significantly dilute the ownership interest of our stockholders. Additionally, any shortfall of cash from operations to service our debt may lead us to seek capital from other sources, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing. Our ability to engage in any of these activities, should we decide to do so, would depend on the capital markets, the state of our industry and our business and our financial condition at the time, and we may not be successful in obtaining additional capital on desirable terms, at a desirable time or at all. Any failure to make payments on our debt when due, either in cash or stock, could result in a default on our debt obligations.

Additionally, certain of the agreements governing our indebtedness contain restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, elect to foreclose on the assets that secure the debt, which could force us to relinquish rights to assets that are revenue generating or profitable or that we believe are otherwise beneficial or essential to our business. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and government regulations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow additional amounts as needed.

We may need to raise additional capital to continue to fund the growth of our business or repay our debt, which may not be available when needed, on acceptable terms or at all.
As of December 31, 2016, we had total liquidity of $109.8 million consisting of cash and cash equivalents of $36.1 million and short-term investments of $73.7 million. Our business plan calls for approximately $29.0 million in capital expenditures for 2017, as well as additional capital expenditures thereafter. We may also require capital to make principal or interest payments on our indebtedness, either prior to or at their due dates, or for unanticipated expenses, mergers, acquisitions or strategic investments. As a result, we may find it necessary to raise additional capital through selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock (including through our established at-the-market offering program or other equity offerings) would increase the number of our outstanding shares and dilute the ownership interest of our stockholders. We may also pursue debt financing since, despite the high level of our existing indebtedness, the agreements governing much of this indebtedness do not restrict our ability to incur additional secured or unsecured debt or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, project finance debt, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to changing business, industry and economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we could be forced to suspend, delay or curtail these plans, expenditures or other transactions, which could negatively affect our business and prospects.

Our success is dependent upon the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner or at all.

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
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the prices of oil, gasoline, diesel, natural gas and other vehicle fuels;

•	The availability of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability (including for heavy, medium and light duty applications), quality, safety, design and performance, all relative to vehicles powered by other fuels;

•	The existence of government programs, policies, regulations or incentives promoting natural gas, including tax credits, grants, renewable fuel standards and low carbon fuel standards;

•
The availability or perceived availability of, consumer acceptance of and favor by lawmakers, regulators and other policy makers for non-natural gas fuels and vehicles, including gasoline and diesel powered vehicles and growing favor for electric and hydrogen-powered vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for gasoline and diesel-powered and alternative vehicles;

•
Perceptions about greenhouse gas emissions from natural gas production and transportation methods, natural gas fueling stations and natural gas vehicles, and the environmental consciousness of fleets and consumers;

•	Access to natural gas fueling stations and the convenience and cost to fuel and service natural gas vehicles; and

•	The other risks discussed in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
In recent years, the prices of oil, gasoline, diesel and natural gas have been volatile, and this volatility may continue. Additionally, prices for crude oil in recent years have been low, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of CNG, LNG and RNG (which can be delivered in the form of CNG or LNG) as vehicle fuels could be slowed or limited if the low prices and over-supply of gasoline and diesel, today’s most prevalent and conventional vehicle fuels, continue or worsen, or if the price of natural gas increases without equal and corresponding increases in prices of gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally and could cause the success or perceived success of our industry and our business to materially suffer. In addition, low gasoline and diesel prices contribute to the differential between the cost of natural gas vehicles and gasoline or diesel-powered vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel powered vehicles, as the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators seek to recover the additional costs of acquiring or converting to natural gas vehicles over time through the lower costs of fueling natural gas vehicles; however, operators may perceive an inability to timely recover these additional costs if we do not offer CNG and LNG fuel at prices lower than gasoline and diesel. Our ability to offer our customers an attractive pricing advantage for CNG and LNG and maintain an acceptable margin on our sales becomes more difficult if prices of gasoline and diesel decrease or if prices of natural gas increase. These pricing conditions exacerbate the cost differential between natural gas vehicles and gasoline or diesel powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles at all. Any of these outcomes would decrease our potential customer base and harm our business prospects. Further, fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue in cases where the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse impact on our operating results.
Factors that can cause fluctuations in gasoline, diesel and natural gas prices include, among others, changes in supply and availability of crude oil and natural gas, government regulations and political conditions, inventory levels, consumer demand, price and availability of other alternative fuels, weather conditions, negative publicity surrounding drilling, production or importing techniques and methods for oil or natural gas, economic conditions and the price of foreign imports.
With respect to natural gas supply and use as a vehicle fuel, there have been recent efforts to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States. Any changes in regulations that make it more expensive or unprofitable to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to increased natural gas prices.
If pricing conditions worsen, or if all or some combination of factors causing further volatility in natural gas, oil and diesel prices were to occur, our business and our industry would be materially harmed.

Vehicle and engine manufacturers produce very few natural gas vehicles and engines for the United States and Canadian markets, which limits our customer base and our sales of CNG, LNG and RNG.
Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles, including heavy duty trucks, medium duty applications and other types of vehicles, in the U.S. and Canadian markets. Further, these manufacturers may not decide to expand, or they may decide to discontinue or curtail, their natural gas engine or vehicle product lines. This limited production of natural gas engines and vehicles increases the cost to purchase these vehicles and limits their availability, which restricts their large-scale introduction and adoption. As a result of these and other factors, the limited supply of natural gas vehicles could reduce our potential customer base and natural gas fuel sales, which could harm our business and prospects.
The failure of our America’s Natural Gas Highway initiative and objective to fuel a greater number of natural gas heavy-duty trucks would materially and adversely affect our financial results and business.
We are seeking to fuel a substantial number of natural gas heavy-duty trucks and in connection with that effort we have built a nationwide network of natural gas-truck friendly fueling stations, which we refer to as America’s Natural Gas Highway. Our ability to successfully execute these initiatives faces substantial risks, including, among others:

•
The adoption of natural gas engines that are well-suited for heavy duty trucks is essential to the success of these initiatives. We have no influence over the development, production, sales and marketing, cost or availability of natural gas trucks powered by these engines. Currently, Cummins Westport is the only natural gas engine manufacturer for the heavy-duty market, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter the natural gas engine business;

•
These initiatives depend upon the development and expansion of the U.S. natural gas heavy duty market. Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are outside of our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated;

•
As a natural gas heavy-duty truck market develops in the United States, truck and other vehicle operators may not fuel at our stations due to lack of access or convenience, fuel prices or other factors.

•	Building ANGH has required, and may continue to require, a commitment of capital and other resources and we may not be able to raise sufficient capital to complete it.

•
Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy equivalent basis. We have been spending, and expect to continue to spend, additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for this purpose.

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations.

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations.

•
As of December 31, 2016, we had 39 completed ANGH stations that were not open for fueling operations. We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. As long as these stations remain unopened, we will continue to have substantial investments in assets that do not produce revenue.

We must effectively manage these risks and any other risks that may arise in connection with the completion of ANGH to successfully execute our business plan. If the U.S. market for heavy-duty natural gas trucks does not develop, our financial results, operations and business, including our ability to repay our debt, would be materially and adversely affected.
We face increasing competition from a variety of businesses, many of which have far greater resources, customer bases, and brand awareness than we have, and we may not be able to compete effectively with these businesses.
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG is gasoline and diesel, as the vast majority of vehicles in the United States and Canada are powered by gasoline and diesel. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and other alternative fueling stations. Further, for certain of our key customer markets, such as airports and public transit, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods. We also face high levels of competition with respect to our other business activities, including our manufacture and sale of natural gas compressors and other equipment, our production and sale of RNG and our sale of CNG and LNG to industrial and institutional energy users.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as vehicle fuels. Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration and substantially greater financial, marketing, research and other resources. As a result, they may be able to respond more quickly to changes in customer preferences or legal requirements, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, devote substantially more resources to infrastructure and systems development or exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations. We may not be able to compete effectively against these organizations.

We expect competition to increase in the alternative fuels market generally and, if the demand for natural gas vehicle fuel increases, the market for natural gas vehicle fuel. Any such increased competition may lead to pricing pressure, reduced operating margins and fewer expansion opportunities.
If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline.
Technological advances in the production, delivery and use of gasoline, diesel or other alternative fuels that are, or are perceived to be, cleaner, more cost-effective, more readily available or otherwise more attractive than CNG, LNG or RNG may slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle fuel market.
Further, use of electric heavy-duty trucks, buses and refuse trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles. In addition, renewable diesel, hydrogen and other alternative fuels may prove to be cleaner, more cost-effective alternatives to gasoline and diesel than natural gas. Advances in technology that reduce demand for natural gas as a vehicle fuel or the failure of natural gas vehicle technology to advance at an equal pace could slow or curtail the growth of natural gas vehicle purchases or conversions, which would have an adverse effect on our business.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote cleaner fuels and alternative vehicles, and their adoption, modification or repeal could impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, including the VETC, which expired on December 31, 2016 and may not be available in any subsequent period, and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the California and Oregon Low Carbon Fuel Standards and the federal Renewable Fuel Standard Phase 2, under which we generate LCFS Credits and RIN Credits by selling CNG, LNG and RNG as a vehicle fuel.
These programs and regulations that have the effect of encouraging the use of CNG, LNG or RNG as a vehicle fuel are subject to change, and could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel or other alternative fuels, such as electricity, hydrogen, renewable diesel, biodiesel or ethanol, many of whom have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. For instance, the results of the recent U.S. presidential election have created increased uncertainty regarding the future of many of these programs and regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.

Compliance with greenhouse gas emissions regulations affecting our LNG plants, RNG production facilities, LNG and CNG fueling stations or CNG, LNG and RNG fuel sales may prove costly and negatively affect our financial performance.
California has laws requiring statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with LNG and CNG vehicle fuel.
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We will incur costs to comply with AB 32 based on how much LNG vehicle fuel we sell that is regulated, CARB's guidance on the regulation of LNG vehicle fuel, potential regulatory changes and the cost of carbon credits we purchase to comply with AB 32. We anticipate that we will pass the costs we incur to comply with this law through to our LNG customers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. We anticipate that, over time, as the utilities' compliance costs increase, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through a utility’s pipeline. These increased costs of LNG and CNG vehicle fuel as a result of AB 32 may diminish the attractiveness of LNG and CNG as a vehicle fuel for existing and potential future California customers, which could reduce our customer base and fuel sales and cause our performance to suffer.
Although our Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the availability of any such exemption is uncertain at this time due to the complexity of the requirements that must be met in order to qualify for such an exemption and the possibility of changes to the law. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
The federal and other state governments are also considering measures to regulate and reduce greenhouse gas emissions. Any of these regulations, if and when implemented, may regulate the greenhouse gas emissions produced by or associated with our LNG production plants, our CNG and LNG fueling stations, our existing RNG production facilities (which we expect to sell on or before March 31, 2017, as describe under "Business - Products, Services and Other Business Activities - RNG Production and sales" above) or the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot estimate the potential costs associated with compliance with potential federal, state or local regulation of greenhouse gas emissions and these unknown costs are not contemplated by our existing customer agreements or our budgets and cost estimates. If any of these regulations are implemented, any associated compliance costs that we are not able to pass through to our customers may have a negative impact on our financial performance, reduce our margins, impair our ability to fulfill customer contracts and reduce our cash available for other aspects of our business, including operating costs, investments and debt repayments. Further, these regulations and any increased customer costs may discourage consumers from adopting natural gas as a vehicle fuel.
We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays and other contingencies.
In connection with our station construction operations, we may not be able to identify suitable locations for the stations we or our customers seek to build. Even if preferred sites can be located, we may also encounter land use or zoning difficulties, challenges obtaining and retaining required permits or approvals or other local resistance that prohibit us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our station construction activity or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause, or for injuries suffered by our employees or our subcontractors’ employees, during the course of our projects. Shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Our profit on our projects is based in part on assumptions about the cost of the projects and cost overruns, delays or other execution issues may, in the case of projects that we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects that we build and own, result in our failure to achieve an acceptable rate of return.
Clean Energy Compression's manufacturing operations could subject us to significant costs and other risks, including product liability claims.
Our subsidiary, Clean Energy Compression, designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG stations. The equipment Clean Energy Compression produces and sells may fail to perform, as expected, or according to legal or contractual specifications. Additionally, Clean Energy Compression may incur significant and unexpected costs during or after the manufacture of its products, including costs incurred to repair product malfunctions. The scope and likelihood of these risks may increase if Clean Energy Compression makes efforts to expand its services to new geographic and other markets. Further, the success of our compressor business is dependent upon the success of the natural gas vehicle fuels market generally, and is thus subject to many of the other risks described in these risk factors. The occurrence of any of these risks may reduce sales of Clean Energy Compression's products and services and revenue to us from this business, damage our customer relationships and reputation, delay the launch of new Clean Energy Compression products and services, force product recalls and/or result in product liability claims.
The global scope of Clean Energy Compression's operations exposes us to additional risks and uncertainties.
Clean Energy Compression, which has operations in Canada, China, Colombia, Bangladesh and Peru, manufactures its natural gas compression equipment primarily in Canada and sells this equipment globally. The global scope of these operations exposes us to a number of risks and uncertainties that can arise from international trade transactions, local business practices and cultural considerations, including, among others:

•	Failure to comply with the United States Foreign Corrupt Practices Act and other applicable anti-bribery laws;

•	Political unrest, terrorism, war, natural disasters and economic and financial instability;

•	Low prices for locally produced oil, gasoline or diesel;

•	Changes in environmental and other regulatory requirements;

•	Uncertainty related to developing legal and regulatory systems and standards for economic and business activities, real property ownership and application of contract rights;

•
Trade restrictions and import-export regulations, including uncertainty in the current political climate regarding existing and proposed trade agreements and the ability to import goods into the United States;

•	Difficulties enforcing agreements and collecting receivables;

•	Difficulties complying with the laws and regulations of multiple jurisdictions;

•	Difficulties ensuring that health, safety, environmental and other working conditions are properly implemented and/or maintained by local offices;

•	Differing employment practices and/or labor issues, including wage inflation, labor unrest and unionization policies;

•	Limited intellectual property protection;

•	Longer payment cycles by international customers;

•	Inadequate local infrastructure and disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	Difficulties forecasting demand and sales trends in foreign markets;

•	Risks associated with currency exchange and convertibility, including vulnerability to appreciation and depreciation of foreign currencies against the U.S. dollar;

•
Uncertain repatriation of earnings as a result of economic, monetary and regulatory factors in some countries that affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries; and

•	Potentially adverse tax consequences.

These risks and uncertainties could limit our operations, increase our costs or expose us to fines or other legal sanctions or damages, any of which would negatively impact our business and financial condition.

Our RNG business may not be successful.
As of the date of this report we own RNG production facilities located in Canton, Michigan and North Shelby, Tennessee. We have also sought to expand our RNG business by pursuing additional RNG production projects, either on our own or with project partners, including two new projects in development in Oklahoma and Georgia.

The RNG production business is subject to a number of risks, including risks related to developing and operating the projects and generating a financial return. Generally, projects that produce pipeline-quality RNG have often failed due to a variety of factors, including, among others, the volatile prices of conventional natural gas, technological difficulties associated with operating the production facilities, high costs of operating the production facilities and inabilities to obtain adequate financing to fund these costs; a general lack of government programs and regulations that support these activities, unpredictable RNG production levels , limited availability or unfavorable composition of collected landfill gas, failures to obtain and renew necessary permits, landfill mismanagement and plant shutdowns caused by upgrades, expansion or required maintenance. Additionally, we have experienced difficulties producing the expected volumes of RNG at our RNG plants in the past, due to, among other factors, problems with key equipment, severe weather, landfill conditions and construction delays. These difficulties may continue or worsen in the future at our plants or at the production facilities of third-party producers from which we purchase RNG.

In February 2017, we entered into an agreement to sell the assets related to our RNG production business, including our two existing RNG production facilities and our interest in the two new RNG production facilities in development. Following the completion of this sale and assuming that it occurs when and as planned, which we expect will be on or before March 31, 2017, we will continue to sell RNG for use as vehicle fuel.

In addition to RNG production, the success of our RNG business also depends on our ability to enter into RNG supply agreements with third parties and to either sell RNG at substantial premiums to conventional natural gas prices or to sell, at favorable prices, credits we may generate under federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail and our performance and financial condition could be materially harmed.
Although we expect to continue to generate RINs and LCFS Credits from our continued sales of RNG for use as vehicle fuel, we expect the amount of revenue we generate from such credits will decrease if our existing RNG production assets are sold as planned, which could adversely affect our results of operations, particularly in the near term. Further, the market for RINs and LCFS Credits is volatile, and the prices for these credits are subject to significant fluctuations. We have entered into futures contracts for the sale of fixed amounts of RINs over specified periods and at fixed prices, which we expect to sell in connection with the sale of our RNG production assets. These futures contracts subject us to risks based on fluctuations in the prevailing market price for RINs, since we could be forced to purchase RINs in the open market if we are not able to produce sufficient RINs through our operations to satisfy our obligations under these futures contracts. Additionally, the value of RINs and LCFS Credits may be adversely affected by any changes to federal and state programs under which these credits are generated and sold. For example, CARB recently raised the carbon intensity rating of the RNG we sell in California, which reduced the amount of LCFS Credits we generate and may adversely affect our RNG business and our financial results. Additionally, in the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not otherwise willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

Our warranty reserves may not adequately cover our warranty obligations, which could result in unexpected costs.
We provide product warranties with varying terms and durations for natural gas compressors and stations we build and sell to customers, and we establish reserves for the estimated liability associated with these product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues, and the amounts estimated for these reserves could differ materially from the warranty costs that may actually be realized. We would be adversely affected by an increase in the rate of warranty claims or the amounts involved with warranty claim or by the occurrence of unexpected warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.
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
We have, and will continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 18%, 18% and 16% of our annual revenue in 2014, 2015 and 2016, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenue attributable to that contract, which could have a negative impact on our operations. The current political climate, including uncertainties following the recent U.S. presidential election, may increase these risks.
In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice and would only be required to pay for work completed and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of these protests.
Our operations entail inherent safety and environmental risks that may result in substantial liability to us.
Our operations entail inherent risks, including equipment defects, malfunctions, failures, and misuses, which could result in uncontrollable flows of natural gas, fires, explosions and other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers, if involved in accidents or improper maintenance or installation, may rupture and result in explosions, fires and other damage, including death or serious injury. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are regulated by some state regulatory agencies and may in the future be regulated by the EPA and/or by additional state regulators. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if damages are not covered by insurance or are in excess of policy limits or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Moreover, any of these occurrences could harm our reputation, our business and adoption levels of natural gas generally.
Natural gas purchase commitments may exceed demand, causing our costs to increase.
We are a party to two long-term natural gas purchase agreements that have a take-or-pay commitment, and we may enter into additional similar contracts in the future. Take-or-pay commitments require us to pay for the natural gas that we have agreed to purchase irrespective of whether we can sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose significant natural gas vehicle fueling customers, or if demand under any existing or any future sales contract does not maintain its volume levels or grow, these commitments may exceed our natural gas demand, which could cause our operating and supply costs to increase without a corresponding increase in revenue and our margins and performance may be negatively impacted.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion and occasionally up to 100% of the purchase price of natural gas vehicles they agree to purchase. Risks associated with these financing activities include, among others, that: the equipment financed consists mostly of vehicles, which are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of December 31, 2016, we had $9.1 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, foreign business practices, public reporting and taxation, among others. Additionally, we are subject to changing and complex regulations related to the government procurement process and any political activities or lobbying relating to natural gas or greenhouse gas emissions regulations in which we may engage. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. These laws and regulations are complex, change frequently and in many cases have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us and our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our operations and involve significant costs and use of other resources. Also, in connection with our operations, we often need facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.
Our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of corrective requirements, or prohibition from providing services to government entities.
We may from time to time pursue acquisitions, divestitures, investments or other strategic relationships or transactions, which could fail to meet expectations and harm our business.
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships. Acquisitions, investments and other strategic transactions and relationships involve numerous risks, any of which could harm our business, including, among others:

•	Difficulties integrating the technologies, operations, contracts, personnel and service providers of an acquired company or partner;

•	Diversion of financial and management resources from existing operations or alternative acquisition, investment or other opportunities;

•	Failure to realize the anticipated benefits or synergies of a transaction or relationship;

•
Failure to identify all of the problems, liabilities, shortcomings or challenges of a company or technology we may partner with, invest in or acquire, including issues related to intellectual property rights, regulatory compliance practices, revenue recognition or other accounting practices or employee, customer or vendor relationships;

•	Risks of entering new customer or geographic markets in which we may have limited or no experience;

•
Potential loss of an acquired company's, business' or partners' key employees, customers and vendors in the event of an acquisition or investment, or potential loss of our assets, employees or customers in the event of a divestiture or other similar strategic transaction;

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other strategic transaction;

•	Additional costs or incurrence of debt or equity dilution associated with funding an acquisition, investment or other relationship; and

•	Possible write-offs or impairment charges relating to the businesses we partner with, invest in or acquire.

We depend on key people to generate our strategies and operate our business, and our business could be harmed if we are unable to retain our key people.

We believe that our future success is dependent upon the contributions of our executive officers and directors and certain other key managerial, sales, technical and finance personnel. All of our executive officers and other United States employees may terminate their employment relationships with us at any time. Additionally, our directors may resign at any time or fail to be re-elected by our stockholders on an annual basis. In many cases, these individual’s knowledge of our business and experience in our industry would be extremely difficult to replace. Additionally, qualified individuals are in high demand, and we may incur significant costs to attract and retain our key people. If we are unable to retain our executive officers and key directors and employees, or if such individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner, our business, operating results and financial condition could be harmed.

Our quarterly results of operations fluctuate significantly and are difficult to predict.
Our quarterly results of operations, which are disclosed under “Quarterly Results of Operations” in Item 8. Financial Statements and Supplementary Data of this report, have historically experienced significant fluctuations and may continue to fluctuate significantly as a result of a variety of factors, including the amount and timing of compressor and other equipment sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, fluctuations in commodity costs, natural gas prices and sale activity, and our billing, collections and liability payments, as well as the other factors described in these risk factors.
As a result of the significant fluctuations of our operating results in prior periods, period-to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of any one quarter as an indicator of future performance. For example, in the four quarterly periods in 2016, our results were positively affected by gains related to repurchases of our outstanding convertible debt, and such gains may not recur regularly, in the same amounts or at all in future periods. Additionally, if our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially.
Risks Related to Our Common Stock
Sales of shares could cause the market price of our stock to drop significantly, regardless of the state of our business.
As of December 31, 2016, there were 145,538,063 shares of our common stock outstanding, 11,467,796 shares underlying outstanding options, 2,072,304 shares underlying restricted stock units and 16,573,799 shares underlying outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act. Also, shares issued upon exercise or conversion of outstanding options and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable option and convertible note agreements and Rule 144, or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of December 31, 2016, 12,969,485 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following a margin call that is not satisfied or any other large sales of our common stock by our officers and directors, such as Mr. Pickens' sale of 3,000,000 shares of our common stock in December 2016, may cause the price of our common stock to decline.
A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of December 31, 2016, our co-founder and board member T. Boone Pickens beneficially owned approximately 11.84% of our outstanding common stock (including 12,969,485 outstanding shares of common stock, 725,000 shares underlying options and 4,113,923 shares underlying convertible promissory notes). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our Company and affect the market price of our common stock. Conversely, this concentration may facilitate a change of control at a time when you and other investors may prefer not to sell.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. Such volatility may be in response to factors that are beyond our control. In addition to the other factors discussed in these risk factors, factors that may cause volatility in our stock price include, among others:

•	Volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other alternative fuels, including renewable diesel, biodiesel, ethanol, electricity and hydrogen;

•	The market's perception of a need for alternative vehicle fuels generally;

•
The market's perception of the benefits of natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as cost savings, supply, environmental and safety benefits;

•
Expected adoption of and growth in the market for natural gas as a vehicle fuel and our ability to capture a substantial share of and enhance our leadership position within this market, if and when it expands;

•
Development, commercial availability and adoption of natural gas vehicles, including for heavy-duty trucks and medium and light duty applications, and the factors that may impact these events, such as estimated incremental costs, annual fuel usage and annual fuel cost savings for vehicles using natural gas instead of gasoline or diesel;

•	Successful implementation of our business plans;

•	Failure to meet or exceed financial estimates and projections of the investment community, due to fluctuations in our operating results or other factors;

•
Increasing competition, as a significant number of established businesses, many of which have substantially greater financial, marketing and other resources than we have, have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels;

•
Other competitive developments, including advances in conventional fuels and other alternative vehicle fuels and technologies, such as improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for conventional and alternative vehicles;

•
Changes to the availability or effect on our business of environmental, tax or other regulations, programs or incentives that promote natural gas as a vehicle fuel, including, among others, VETC and the programs under which we generate and sell LCFS Credits and RINs;

•
Adoption of government policies favoring vehicle fuels other than natural gas, including gasoline and diesel fuel, or favoring alternative vehicles, including growing support for electric and hydrogen-powered vehicles;

•
Changes to emissions requirements on gasoline and diesel powered vehicles, as well as on LNG, CNG and RNG production and LNG and CNG fueling stations and fuel sales, and the impact of environmental regulations and pressures on oil and natural gas supply;

•	The market's perception of the success and importance of acquisitions, divestitures, investments or other strategic relationships or transactions;

•
Changes in general political, regulatory, economic and market conditions, including general uncertainty regarding the U.S. regulatory and economic environment as a result of the recent U.S. presidential election;

•	Changes to our management, including executive officer or director departures or other changes;

•	Sales of our common stock by us or our officers, directors or significant stockholders; and

•	A decline in the trading volume of our common stock.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters are located at 4675 MacArthur Court, Suite 800, Newport Beach, California 92660, where we occupy approximately 48,000 square feet of office space. Our lease for this facility expires in June 2021.
We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres of land on which the plant is situated, along with approximately 34 acres surrounding the plant.
We own and operate the Boron Plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30 year ground lease for the 36 acres on which this plant is situated.

We lease the land upon which we operate our RNG production facilities in North Shelby, Tennessee and Canton, Michigan. As described under "Business - Products, Services and Other Business Activities - RNG Production and Sales" above, we expect to sell these RNG production facilities and their associated leases on or before March 31, 2017.
We lease a manufacturing facility in Chilliwack, British Columbia where we occupy approximately 81,000 square feet of space. The lease for this facility expires in January 2018.
Item 3.    Legal Proceedings.
We are or may become party, and our property may become subject, to various legal actions in the ordinary course of our business. We are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions, and disputes have arisen, and may continue to arise, during the course of these audits. It is impossible to determine the liabilities that we may incur resulting from any of these lawsuits and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably it is possible that such an outcome could have a material adverse effect upon our consolidated financial position, results of operations, or liquidity. We do not, however, anticipate such an outcome and we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol "CLNE." Set forth below are the high and low sales prices for our common stock as reported by The Nasdaq Global Select Market for the fiscal periods indicated.

	Sales Prices
	High	Low
2015
First Quarter	$6.25	$3.99
Second Quarter	$10.48	$5.33
Third Quarter	$6.94	$3.73
Fourth Quarter	$6.44	$3.21
2016
First Quarter	$3.80	$2.15
Second Quarter	$3.97	$2.65
Third Quarter	$4.80	$2.70
Fourth Quarter	$4.62	$2.84
Holders
There were approximately 54 stockholders of record as of March 2, 2017. We believe there are approximately 71,186 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.
Dividend Policy
We have not paid any dividends to date and do not anticipate paying any dividends on our common stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.
Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless it is specifically incorporated by reference into any such filing. The graph is required by applicable rules of the Securities and Exchange Commission and is not intended to forecast or be indicative of possible future performance of our common stock.
The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index, and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and on each of these indices on December 31, 2011 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations as us and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

Item 6.    Selected Financial Data.
The following selected historical consolidated financial data should be read together with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report and our consolidated financial statements and the related notes included in this report.
The consolidated statements of operations data for the years ended December 31, 2014, 2015 and 2016 and the consolidated balance sheet data as of December 31, 2015 and 2016, are derived from our audited consolidated financial statements included in this report. The consolidated statements of operations data for the years ended December 31, 2012 and 2013, and the consolidated balance sheet data as of December 31, 2012, 2013 and 2014 are derived from our audited consolidated financial statements that are not included in this report. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except share data)
Statement of Operations Data:
Total revenue (1)	$334,008	$352,475	$428,940	$384,320	$402,656
Operating loss	(70,522)	(51,691)	(54,364)	(41,623)	(17,637)
Net loss	(100,862)	(66,919)	(90,859)	(135,458)	(13,724)
Basic and diluted loss per share	$(1.16)	$(0.71)	$(0.96)	$(1.47)	$(0.10)
_______________________________________________________________________________

(1)	Total revenue includes the following amounts:

	Year Ended December 31,
(In thousands)	2012		2013		2014	2015	2016
Alternative fuel tax credits (VETC)	$(2,057)	(a)	$45,439	(b)	$28,359	$30,986	$26,638
_______________________________________________________________________________

(a)	Represents settlement with the Internal Revenue Service over certain VETC amounts.

(b)	Amount includes $20,800 related to fuel sales in 2012.

	December 31,
	2012	2013	2014	2015	2016
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$146,697	$378,273	$214,927	$146,668	$109,837
Restricted cash, short term	8,445	8,403	6,012	4,240	6,996

Working capital	170,778	400,990	293,428	82,773	172,542
Total assets	975,200	1,250,965	1,160,409	1,000,528	897,257
Total debt inclusive of capital lease obligations (1)	331,025	620,418	570,670	567,150	312,376
Total Clean Energy Fuels Corp. stockholders' equity	542,713	514,572	437,426	302,552	468,865

(1)	2015 and 2016 amounts include debt issuance costs as a deduction from the carrying amount of the related liability.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or circumstances or our future financial performance and are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. We believe that the statements that we make in this discussion about our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business are forward-looking by their nature. Although the forward-looking statements in this discussion reflect our good faith judgment, based on currently available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under Item 1A. Risk Factors of this report. As a result of these and other potential risk factors, the forward-looking statements in this discussion may not prove to be accurate. All forward-looking statements in this discussion are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. This discussion should be read together with our consolidated financial statements and related notes included in this report.
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of compressed natural gas ("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") delivered. Our principal business is supplying CNG, LNG and RNG (which can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations, manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations, offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets, transport and sell CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines, sell RNG, sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2, help our customers acquire and finance natural gas vehicles and obtain federal, state and local tax credits, grants and incentives.

Overview
This overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.
Sources of Revenue.
The following table represents our sources of revenue:

	Year Ended December 31,
(In millions)	2014	2015	2016
Volume Related (1)	$247.9	$260.6	$283.9
Compressor Sales	84.8	54.5	27.3
Station Construction Sales	67.4	37.8	64.9
VETC (2)	28.4	31.0	26.6
Other	0.4	0.4	—
Total	$428.9	$384.3	$402.7

(1)	Our volume-related revenue primarily consists of CNG, LNG and RNG fuel sales, RINs and LCFS Credits sales and O&M services.

(2)	Represents a federal alternative fuels tax credit that we refer to as "VETC."
Key Operating Data.
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we own or operate), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables, which should be read in conjunction with our consolidated financial statements and notes included in this report, present our key operating data for the years ended December 31, 2014, 2015, and 2016:

	Year Ended December 31,
	2014	2015	2016
Gasoline gallon equivalents delivered (in millions)
CNG (1)	182.6	229.2	259.2
RNG (2)	12.2	8.8	3.0
LNG	70.3	70.5	66.8
Total	265.1	308.5	329.0

	Year Ended December 31,
	2014	2015	2016
Gasoline gallon equivalents delivered (in millions)
O&M services	137.3	159.3	176.6
Fuel (1)	108.2	130.1	128.5
Fuel and O&M services (3)	19.6	19.1	23.9
Total	265.1	308.5	329.0

	Year Ended December 31,
	2014	2015	2016
Other Operating data (in millions)
Station construction cost of sales	56.3	32.3	57.0
Gross margin (4)	120.2	125.8	147.1
Net loss attributable to Clean Energy Fuels. Corp (4)	$(89.7)	$(134.2)	$(12.2)
_______________________________________________________________________________

(1)
As noted above, includes our proportionate share of the GGEs sold as CNG by our joint venture MCEP, which were 0.0 million, 0.4 million and 0.5 million for the years ended December 31, 2014, 2015 and 2016, respectively.

(2)	Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)	Includes $28.4 million, $31.0 million and $26.6 million of revenue from VETC for the years ended December 31, 2014, 2015 and 2016, respectively.
Recent Developments
RNG Production.
In November 2016, our subsidiary, Clean Energy Renewables ("Renewables") entered into agreements to form joint ventures with Aria Energy Operating LLC (“Aria”), a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia. We refer to these joint ventures as the “RNG Ventures.” Renewables and Aria each have a 50% ownership interest in the RNG Ventures and, subject to certain conditions, are each responsible for 50% of the costs of developing the RNG production facilities that are owned by the RNG Ventures. We also have the exclusive right to purchase 100% of the RNG that will be produced by these facilities for the vehicle fuels market. As of December 31, 2016, we have an investment balance of $0.8 million in the RNG Ventures. See Note 8 to the consolidated financial statements included in this report for further information.
On February 27, 2017, Renewables entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business, including our two existing RNG production facilities and our interest in the RNG Ventures (collectively, the “RNG Assets”), in exchange for $155.0 million in cash and the right to receive up to an additional $25.0 million in cash over a five-year period if certain performance criteria relating to the RNG Assets are met (the “Asset Sale”). In addition, we will collect royalties on gas purchased from BP and sold as Redeem at our stations. This royalty payment is in addition to any payment obligation of BP under the APA. Subject to the satisfaction of customary closing conditions, including, among others, the receipt of required government and third-party consents and approvals, the Asset Sale is expected to close on or before March 31, 2017. At the closing of the Asset Sale, BP will pay $30.0 million of the closing purchase price in cash and deliver to us a promissory note for $125.0 million to be paid on April 3, 2017. Following completion of the Asset Sale we will continue to obtain RNG from third-party producers, including RNG produced from the production facilities to be sold in the Asset Sale and sold to us by BP under a long-term supply contract, and resell such RNG through our natural gas fueling infrastructure as Redeem™, our RNG vehicle fuel.
Debt Arrangements.   On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, PlainsCapital Bank ("Plains"), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew down $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018. On December 22, 2016 we drew down $23.5 million under the Credit Facility, which remained outstanding as of December 31, 2016.
On March 1, 2016 and pursuant to the consent of the holders of our outstanding 7.5% convertible promissory notes due in August 2016 (the "SLG Notes"), we prepaid in cash an aggregate of $60.0 million in principal amount and $1.8 million in accrued and unpaid interest owed under the SLG Notes. Additionally, on July 14, 2016, we entered into separate privately negotiated exchange agreements with each holder of an SLG Note to exchange the outstanding principal amount of each SLG Note, totaling $85.0 million for all SLG Notes, and all accrued and unpaid interest thereon, totaling $0.2 million for all SLG Notes, for an aggregate of 14,000,000 shares of our common stock and $38.2 million in cash. We recognized a loss of $0.9 million for the year ended December 31, 2016 related to the settlement of the SLG Notes. The repurchased and exchanged SLG Notes have been surrendered and canceled in full and we have no further obligations under the SLG Notes.

In 2016, our board of directors authorized and approved our purchase of our outstanding 5.25% Convertible Senior Notes due 2018 (the "5.25% Notes") in the open market, in accordance with the terms of the indenture governing the 5.25% Notes. Pursuant to this approval, in 2016, we paid an aggregate of $84.3 million in cash to repurchase and retire $114.6 million in aggregate principal amount of 5.25% Notes, together with accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, we issued an aggregate of 6,265,829 shares of our common stock in exchange for an aggregate principal amount of $25 million of 5.25% Notes held by such holders, together with accrued and unpaid interest thereon. Our repurchase and exchange of 5.25% Notes in 2016 resulted in a total gain of $35.2 million recorded during the period. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and we have no further obligations under such notes.
In February 2017, we purchased from one of our directors and significant stockholders, T. Boone Pickens, the 7.5% Convertible Note due July 2018 having an outstanding principal amount of $25.0 million held by Mr. Pickens for a cash purchase price of $21.75 million.
See Note 10 to the consolidated financial statements included in this report for further information about our debt.
ATM Program.   On November 11, 2015, we entered into an equity distribution agreement with Citigroup Global Markets Inc. ("Citigroup"), as sales agent and/or principal, to commence an "at-the-market" offering program (the "ATM Program"). Initially, we were permitted to issue and sell, from time to time, through or to Citigroup, shares of our common stock having an aggregate offering price of up to $75.0 million in the ATM Program. On September 9, 2016, we entered into an amended and restated equity distribution agreement with Citigroup for the primary purpose of increasing, from $75.0 million to $110.0 million, the aggregate offering price of shares of our common stock available for issuance and sale in the ATM Program. On December 21, 2016, we entered into a second amended and restated equity distribution agreement with Citigroup for the primary purpose of increasing, from $110.0 million to $200.0 million, the aggregate offering price of shares of our common stock available for issuance and sale in the ATM Program.
VETC Expiration.  On December 31, 2016, the VETC alternative fuels tax credit expired and ceased to be available, and it may not be available in any subsequent period. Under VETC, we were eligible to receive credits of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that we sold as a vehicle fuel through December 31, 2015, and $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon equivalent of LNG that we sold as a vehicle fuel from January 1, 2016 through December 31, 2016.
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or other assets or the acquisition of additional funds through capital management or capital-raising transactions. Our liquidity is, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements and any merger, divestiture or acquisition activity, as well as our ability to generate cash flows from our operations or from other sources. See "-Liquidity and Capital Resources" below for additional information.
Debt Level and Debt Compliance
As of December 31, 2016, we had total indebtedness of $314.3 million in principal amount, of which approximately $6.1 million is expected to become due in 2017. Certain of the agreements governing our outstanding debt, which are discussed in Note 10 to our consolidated financial statements included in this report, have certain non-financial covenants with which we must comply. As of December 31, 2016, we were in compliance with all of these covenants.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see Item 1A. Risk Factors in this report.
Key Trends
Recent Trends
Market for Natural Gas. CNG and LNG are generally less expensive than gasoline and diesel on an energy equivalent basis and, according to studies conducted by the California Air Resources Board ("CARB") and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We believe the growth in demand in recent years is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of this period, increasingly stringent environmental regulations affecting vehicle fleets and increased supply of natural gas.
In the recent past, however, the prices of oil, gasoline, diesel and natural gas have been significantly lower and volatile, and these trends of lower prices and volatility may continue. Additionally, in spite of growth in demand in recent years, there are significant uncertainties affecting the current market for natural gas as a vehicle fuel, including growing favor among lawmakers, regulators, other policy makers and other powerful industry participants for other alternative fuels or vehicles, including electric and hydrogen-powered vehicles, and uncertainties regarding the availability and effect on our business of environmental and other regulations, programs or incentives that promote cleaner vehicle fuels, particularly in light of the results of the recent U.S. presidential election. These conditions have resulted in lower revenue levels in certain periods due in large part to a decreased pricing advantage when comparing natural gas prices to diesel and gasoline prices, which we believe has decreased overall demand for natural gas as a vehicle fuel, and reduced the prices we have been charging our customers for CNG and LNG, which have reduced our profit margins. To the extent these volatile and lower-pricing conditions and other uncertainties persist, our financial results may continue to be adversely affected.
Our Performance. Our gross revenue is mostly comprised of volume related revenue, compressor and other equipment sales, station construction sales, and VETC revenue. Our revenue can vary between periods due to a variety of factors, including natural gas prices and sale activity, fluctuations in commodity costs and the amount and timing of recognition of government credits, sales of RINs and LCFS credits, compressor and other equipment sales and station construction sales. Our volume-related revenue, which is further discussed below, increased from 2014 to 2016, due largely to the increase in gallons we delivered, and sales of tradable credits in 2015 and 2016.

Our cost of sales can also vary between periods due to a variety of factors, including the factors described above.

See "Results of Operations" below for a further discussion of our performance.

Volume-Related Revenue. The amount of CNG, LNG and RNG GGEs we delivered increased by 24.1% from 2014 to 2016.

The RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG is distributed under the name Redeem™. The amount of Redeem vehicle fuel we delivered increased from 20.2 million GGEs in 2014 to 58.6 million GGEs in 2016, a 190.1% increase. We believe this demand for Redeem™ is largely attributable to the lower greenhouse gas emissions that it produces relative to gasoline and diesel.

Our sales of increasing volumes of CNG, LNG and RNG for use as a vehicle fuel has resulted in our generation of increasing amounts of RINs and LCFS Credits which, together with the increasing prices for RINs and LCFS Credits, has resulted in increased revenue associated with these credits.
The following table summarizes our revenue from RINs and LCFS Credits:

	Year Ended December 31,
(In millions)	2014	2015	2016
RIN Credits	2.1	10.3	29.0
LCFS Credits	3.5	8.1	20.0
Total	$5.6	$18.4	$49.0
Although we expect to continue to generate revenue relating to the sale of RINs and LCFS Credits from our continued sales of our Redeem RNG vehicle fuel, the amount of revenue we would receive from the sale of such credits will decrease if the existing RNG Assets are sold in the Asset Sale as planned, which would adversely affect our results of operations and reduce our effective price per gallon in future periods as compared to 2016. Completion of the Asset Sale will, however, improve our liquidity. Further, the markets for RINs and LCFS Credits have historically been volatile, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits may be adversely affected by any changes to the federal and state programs under which such credits are generated and sold. For example, CARB recently raised the carbon intensity rating of the RNG we sell in California, which will reduce the amount of LCFS Credits we generate.

Our Stations. The number of fueling stations we owned, operated, maintained and/or supplied increased from over 470 as of January 1, 2014 to over 570 as of December 31, 2016 (a 21.3% increase). Included in this number are all of the CNG and LNG fueling stations we own, operate, maintain or with which we have a fueling supply contract.

We have made a significant commitment of capital and other resources to build a nationwide network of natural gas truck friendly fueling stations, which we refer to as "America's Natural Gas Highway" or "ANGH." At December 31, 2016, we had 39 completed ANGH stations that were not open for fueling operations. We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. We believe that growth in the heavy-duty truck customers depends, in part, on the adoption of natural gas engines that are well-suited for heavy-duty trucks, which has been slower and more limited than anticipated. If heavy-duty trucking customers do not develop and if we do not open these stations, we will continue to have substantial investments in assets that do not produce revenue.

Anticipated Future Trends.

Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas has been significantly closer to the prices of gasoline and diesel in recent years as a result of lower oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas compared to gasoline and diesel. It is uncertain, however, whether the prices for gasoline and diesel will increase from their current levels, and we expect that adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will be negatively affected while oil and diesel prices remain low. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in recent years of natural gas production in the United States, as well as increasingly stringent environmental regulations affecting vehicle fleets, which we believe drives the market for alternative fuels generally.

According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States is expected to increase. We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend, if and when it materializes, and to enhance our leadership position in these markets. Our business plan calls for expanding our sales of natural gas vehicle fuel in the markets in which we operate, including heavy-duty trucking, airports, refuse, public transit, government fleets and industrial and institutional energy users, and pursuing additional markets as opportunities arise. Additionally, we expect that the lower greenhouse gas emissions associated with our Redeem vehicle fuel will result in continued increased demand for this fuel, resulting in our delivery of increasing volumes of Redeem to our vehicle fleet customers. If these projections materialize and our business grows as we anticipate, then our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network, additional investments in ANGH stations to add CNG fueling, purchases of additional CNG trailers by NG Advantage, and increased RNG production, as well as the logistics of delivering more natural gas fuel to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure, which may require us to spend additional capital.

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
In an effort to mitigate the volatility of our earnings related to any futures contracts and to reduce our risk related to our fixed price sales contracts, we operate under a natural gas hedging policy pursuant to which we only purchase futures contracts to hedge our exposure to variability in expected future cash flows related to a particular fixed price contract or bid. Subject to the conditions set forth in the policy, we purchase futures contracts in quantities reasonably expected to effectively hedge our exposure to cash flow variability related to fixed price sales contracts entered into after the date of the policy. Unless otherwise agreed in advance by our board of directors and the derivatives committee thereof, we will conduct our futures contract activities and enter into fixed price sales contracts only in accordance with our natural gas hedging policy.
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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses recorded during the reporting periods.
On a periodic basis we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. For further information on our significant accounting policies, see Note 1 to our consolidated financial statements included in this report.
We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition.
We recognize revenue on various products and services.

Our volume related revenue primarily consists of CNG, LNG and RNG fuel sales, RINs and LCFS Credits sales and O&M services. This revenue is recognized in accordance with US GAAP, which requires that the following four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

Applying the factors above, we typically recognize revenue from the sale of natural gas fuel at the time the fuel is dispensed or, in the case of LNG sales agreements, delivered to our customers' storage facilities. We generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon and we generate RIN Credits when we sell RNG for use as a vehicle fuel. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emission requirements. We recognize revenue from the generation of these credits when we have an agreement in place to sell the credits at a fixed or determinable price. We recognize revenue from O&M service agreements as we provide the related services.

We recognize compression revenue through our subsidiary Clean Energy Compression when it sells non-lubricated natural gas fueling compressors and other equipment. Clean Energy Compression uses the percentage of completion method of accounting to recognize revenue because its projects are small and it has been able to demonstrate that it can reasonably estimate costs to complete. In these circumstances, revenue is recognized based on costs incurred in relation to total estimated costs to be incurred for a project.

Beginning January 1, 2016, we began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, we estimate the percentage of completion of a project based on the costs incurred to date for the associated contract in comparison to the estimated total costs for such contract at completion. Historically, we recognized revenue on station construction projects using the completed-contract method because we did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when fuel dispensing activities at the station began. The sale of compressors and related equipment continues to be recognized under the percentage of completion method as in previous periods. Effective January 1, 2016, we implemented a cost tracking system that provides for a detailed tracking of costs incurred on its station construction projects on a project by project basis. We also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, we are able to make reliable estimates as to the percentage of a project that is complete at the end of each reporting period.

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

The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change during the performance period of a contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Changes to these factors may result in revisions to costs and income, which are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the year ended December 31, 2016, there were no significant losses on open contracts.

We consider unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the year ended December 31, 2016.

In certain transactions with our customers, we agree to provide multiple products or services, including construction of and sale of a station, providing O&M services to the station, and sale of fuel to the customer. We evaluate the separability of revenues based on Financial Accounting Standards Board ("FASB") authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements and allows us to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the contract elements. If the arrangement contains a lease, we use the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from our stand-alone projects. The revenue allocated to the construction of the station is recognized using the completed-contract method. The revenue allocated to the O&M is recognized ratably over the term of the arrangement and sale of fuel is recognized as the fuel is delivered.

We recognize revenue received from the VETC alternative fuels tax credit. Based on the service relationship with our customers, either we or our customers claim the credit. We record our VETC credits, if any, as revenue in our consolidated statements of operations, as the credits are fully payable and do not need to offset income tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

We collect and remit taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between us and our customers. These taxes may include, among others, fuel, sales and value-added taxes. We report the collection of these taxes on a net basis.
Impairment of Goodwill and Long-Lived Assets.
Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. We assess our goodwill using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes the potential impact on a reporting unit's fair value of certain events and circumstances, including our market capitalization value, macroeconomic conditions, industry and market considerations, cost factors and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, then a two-step quantitative impairment test is performed. We perform the impairment test annually as of October 1, or more frequently if facts and circumstances warrant a review.
We are required to use judgment when applying the goodwill impairment test, including, among other considerations, the identification of reporting units and the assessment of qualitative factors involved in the test. Applying this judgment, we have determined that we are a single reporting unit and, based upon our qualitative assessment of goodwill, we have concluded it is more likely than not that the fair value of our reporting unit exceeds its carrying amount and no further quantitative analysis was warranted. During 2014, 2015 and 2016, there were no indicators of impairment to goodwill. Subsequent to December 31, 2016, our stock price has declined due to adverse macroeconomic conditions surrounding the energy industry, which are driven in part by depressed oil prices. As a result of the recent volatility of our market capitalization, it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
We review long-lived assets, which includes property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset or asset group. Estimated future cash flows are determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considers internally generated information and information obtained from market participants. The determination of fair value requires significant judgment by management. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In the fourth quarter of 2014, we determined that a long-lived asset related to a contract acquired in our acquisition of the business of Clean Energy Compression was impaired and recorded an impairment charge of $4.8 million. There were no impairments of our long-lived assets during 2015 and 2016.
Income Taxes.
Income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial carrying amounts of existing assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when management determines it is more likely than not that deferred tax assets will not be realized. When evaluating the need for a valuation analysis, we use estimates involving a high degree of judgment including projected future US GAAP income and the amounts and estimated timing of the reversal of any deferred tax assets and liabilities.
We have a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize potential accrued interest and penalties related to unrecognized tax benefit in income tax expense.
We operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. Although we believe that adequate consideration has been given to these issues, it is possible that the ultimate resolution of these issues could be significantly different than originally estimated.
Fair Value Measurements.
We have established a framework that follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and non-recurring basis. Under the framework, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The framework also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability and are developed based upon the best information available in the circumstances. The hierarchy consists of the following three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Our significant uses of fair value measurements include the allocation of the purchase price paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, which requires significant judgment.
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.
See Note 1 to our consolidated financial statements included in this report.

Results of Operations
Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the years presented.

	Twelve Months Ended December 31,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenue	85.6%	87.2%
Service revenue	14.4	12.8
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	60.0	57.1
Service cost of sales	7.3	6.4
Gain from change in fair value of derivative warrants	(0.4)	0.0
Selling, general and administrative	29.5	26.2
Depreciation and amortization	14.4	14.7
Total operating expenses	110.8	104.4
Operating loss	(10.8)	(4.4)
Interest expense	(24.9)	(7.3)
Interest income	0.2	0.2
Other income (expense), net	0.7	(0.1)
Loss from equity method investments	(0.2)	0.0
Gain from extinguishment of debt, net	—	8.5
Gain from sale of subsidiary	0.2	—
Loss before income taxes	(34.8)	(3.1)
Income tax expense	(0.4)	(0.3)
Net loss	(35.2)	(3.4)
Loss from noncontrolling interest	0.3	0.4
Net loss attributable to Clean Energy Fuels Corp.	(34.9)	(3.0)
Revenue.    Revenue increased by $18.4 million to $402.7 million for 2016, from $384.3 million for 2015. This increase was primarily due to increased volumes, including higher RINs and LCFS Credits sales, and increased station construction sales, partially offset by lower VETC revenue and compressor sales.
Volume related revenue increased by $23.3 million between periods primarily due to an increase of 20.5 million gallons delivered, which provided approximately $17.7 million of increased revenue. This increase in gallons delivered was due to a 30.0 million gallon increase in CNG gallons delivered, which was primarily attributable to 16 new refuse customers, six new transit customers and two new trucking customers, partially offset by a 5.8 million decrease in RNG gallons delivered for non-vehicle fuel and a 3.7 million decrease in LNG gallons delivered. Additionally, approximately $5.5 million of the increase in volume related revenue was the result of an increase in the effective price charged per gallon delivered. Our effective price per gallon charged was $0.86 for 2016, a $0.02 per gallon increase from $0.84 per gallon charged for 2015. The increase in our effective price charged was primarily due to increases of $18.7 million and $11.9 million in revenue from sales of RINs and LCFS Credits, respectively, which do not result in increased costs, partially offset by a decline in the effective price per gallon charged of approximately $0.08 per gallon caused primarily by lower retail prices driven by lower commodity costs. The effective price per gallon is defined as revenue generated from selling CNG, LNG, RNG and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.

Station construction sales increased by $27.1 million between periods, principally from the sale of more full station projects than station upgrades in the 2016 period, as full station projects generally have substantially higher price points than station upgrades.

These revenue increases were partially offset by a decrease in Clean Energy Compression's revenue of $27.2 million between periods due to lower compressor sales, which we believe is a result of a lower global demand for compressors.

VETC revenue decreased by $4.4 million between periods, primarily due to the VETC credit being changed for 2016 to be based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold. See “-Overview-Recent Developments-VETC Expiration” above for additional information.
Cost of sales.    Cost of sales decreased by $2.9 million to $255.6 million for 2016, from $258.5 million for 2015. This decrease was primarily due to a $24.1 million decrease in compressor costs between periods, as a result of decreased compressor sales and a $3.5 million decrease in gas commodity costs between periods as a result of a decrease in natural gas prices (discussed below). These decreases were partially offset by a $24.7 million increase in costs related to increased station construction sales between periods.
Our effective cost per gallon decreased by $0.04 per gallon between periods, to $0.52 per gallon for 2016, from $0.56 for 2015. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods. The decrease in natural gas prices partially offset by the increase in gallons delivered resulted in a net decrease of $3.5 million in gas commodity costs between periods.
Selling, general and administrative.    Selling, general and administrative expenses decreased by $8.2 million to $105.5 million for 2016, from $113.7 million for 2015. This decrease was primarily driven by a $4.9 million decrease in employee-related expenses between periods and a $3.8 million decrease in travel and promotional expenses between periods. These decreases were partially offset by a $0.5 million increase in research and development costs between periods.
Depreciation and amortization.    Depreciation and amortization increased by $4.1 million to $59.3 million for 2016, from $55.2 million for 2015, due to purchases of property and equipment, primarily for our stations.
Gain from extinguishment of debt, net. Gain from extinguishment of debt, net was $34.3 million for 2016 as a result of repurchasing and retiring $284.6 million in principal amount of our 5.25% Notes and SLG Notes, together with $3.6 million accrued and unpaid interest thereon, for an aggregate purchase price of $185.9 million in cash and 20.3 million shares of our common stock. See Note 10 for further information.
Interest expense.    Interest expense decreased by $66.2 million to $29.6 million for 2016, from $95.8 million for 2015. This decrease was primarily due to a non-cash charge of $54.9 million in 2015 related to the elimination of unamortized debt issuance costs associated with our termination of our former credit agreement with General Electric Capital Corporation ("GE"), as well as our reduction of outstanding indebtedness in 2016. See “Overview-Recent Developments-Debt Arrangements” and Note 10 for further information.
Other income (expense), net.    Other income (expense), net, decreased by $(2.9) million to $(0.3) million for 2016, from $2.6 million for 2015. This decrease was primarily due to a $0.8 million increase in the loss from foreign currency transactions not in our subsidiaries’ functional currency, a decrease of $0.5 million between periods as result of a litigation settlement in 2015 and a $1.6 million decrease due to a $0.9 million gain from asset disposals in 2015 compared to $0.7 million in losses from asset disposals in 2016.
Income tax expense.    Income tax expense decreased by $0.3 million to $1.3 million for 2016, from $1.6 million for 2015. The decrease in income tax expense is primarily attributable to a decrease in our tax on foreign operations between periods.
Loss from noncontrolling interest.    In 2016, we recorded a $1.6 million loss for the noncontrolling interest in the net loss of NG Advantage LLC ("NG Advantage"), compared to a $1.2 million loss for 2015. See Note 2 to our consolidated financial statements included in this report for further information. The noncontrolling interest in NG Advantage represents a 46.7% interest, which was held by third parties during the applicable periods.

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the years presented.

	Twelve Months Ended December 31,
	2014	2015
Statement of Operations Data:
Revenue:
Product revenues	88.6%	85.6%
Service revenues	11.4	14.4
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	67.9	60.0
Service cost of sales	4.0	7.3
Gain from change in fair value of derivative warrants	(1.3)	(0.4)
Selling, general and administrative	29.6	29.5
Depreciation and amortization	11.4	14.4
Impairment of long-lived asset	1.1	—
Total operating expenses	112.7	110.8
Operating loss	(12.7)	(10.8)
Interest expense	(10.4)	(24.9)
Interest income	0.1	0.2
Other income (expense), net	(0.6)	0.7
Loss from equity method investments	(0.1)	(0.2)
Gain from sale of subsidiary	2.8	0.2
Loss before income taxes	(20.9)	(34.8)
Income tax expense	(0.3)	(0.4)
Net loss	(21.2)	(35.2)
Loss from noncontrolling interest	0.3	0.3
Net loss attributable to Clean Energy Fuels Corp.	(20.9)%	(34.9)%
Revenue.    Revenue decreased by $44.6 million to $384.3 million for 2015 from $428.9 million for 2014 due to lower effective pricing and fewer station construction and compressor sales. Revenue for station construction sales decreased by $29.6 million principally from the sale of more station upgrades and fewer full station projects in 2015. Full station projects generally have substantially higher price points than station upgrades. Clean Energy Compression revenue decreased by $30.3 million due to the effects of a continued global decline in oil prices, the strength of the U.S. dollar and slower than expected sales in China. Approximately $24.3 million of the decrease in revenue was the result of lower effective prices of gallons delivered, which were caused by lower commodity costs in 2015 compared to 2014. Our effective price per gallon charged was $0.84 for 2015, a $0.10 per gallon decrease from $0.94 per gallon charged for 2014. The decrease in our effective price was due to lower fuel prices driven by lower commodity costs, partially offset by increased RINs and LCFS credits sales of $8.2 and $4.6 million, respectively. The effective price per gallon is defined as revenues generated from selling CNG, LNG, RNG, any related RINs and LCFS Credits sales and providing O&M services to our vehicle fleet customers at stations that we do not own and for which we receive a per-gallon fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as equity method investments.

The decrease in revenue was partially offset by a 43.4 million increase in the number of gallons delivered, from 265.1 million gallons delivered in 2014 to 308.5 million gallons delivered in 2015, which provided approximately $36.6 million in increased revenue for 2015 compared to 2014. The increase in volume was due to a 46.6 million gallon increase in CNG volume delivered, which was primarily attributable to 22 new refuse customers, six new transit customers and seven new trucking customers partially offset by a decrease of 3.4 million gallons in RNG volume delivered, primarily due to the sale in December 2014 of our interest in DCE and, with it, our interest in a RNG extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. LNG volume delivered was relatively flat between periods.
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
Gain from change in fair value of derivative warrants.    Derivative gains decreased by $4.3 million to $1.4 million for 2015, from $5.7 million for 2014. These amounts represent the non-cash impact with respect to valuing our outstanding warrants based on our mark-to-market accounting for the warrants during the periods (see Note 5 to our consolidated financial statements included in this report).
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
Interest expense.    Interest expense increased by $51.1 million to $95.8 million for 2015, from $44.7 million for 2014. This increase was primarily due to a non-cash charge related to the elimination of unamortized debt issuance costs of $54.9 million associated with our termination of our Credit Agreement with GE. This increase was partially offset when compared to interest expense 2014 by the extinguishment of the Mavrix Note and resulting discontinuation of interest accrual thereunder in December 2014 (see Note 10 to our consolidated financial statements included in this report for a description of our outstanding debt).
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
Gain from sale of subsidiary.    In 2014, we recorded a gain of $12.0 million from the sale of DCE and in 2015 we recorded a related earn-out of $0.9 million (see Note 2 to our consolidated financial statements included in this report for additional discussion of the sale of DCE).

Income tax expense.    Income tax expense increased by $0.5 million to $1.6 million for 2015 compared to $1.1 million for 2014. The increase is primarily attributable to an increase in our tax on foreign operations between periods.
Loss (income) of noncontrolling interest.    In 2015, we recorded $1.2 million for the noncontrolling interest in the net income of NG Advantage and in 2014 we recorded a total of $1.2 million for the noncontrolling interest in the net income of DCE and NG Advantage (see Note 2 to our consolidated financial statements included in this report for additional discussion of the noncontrolling interests in DCE and NG Advantage). The noncontrolling interests represent the 46.7% noncontrolling interest in NG Advantage upon our acquisition of a 53.3% interest in NG Advantage in October 2014, and the 30% interest of our joint venture partner in DCE until September 2014 when we sold 19% of DCE to our joint venture partner, which increased its interest from 30% to 49%. In December 2014, we sold our remaining 51% ownership interest in DCE to the joint venture partner.
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
Since our inception, inflation has not significantly affected our operating results; however, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities or pursue additional facilities, and could materially increase our operating costs.
Liquidity and Capital Resources
Cash Flows
Cash provided by operating activities was $46.1 million in 2016, an increase of $58.2 million, compared to $12.1 million used in 2015. The increase in cash provided by operating activities was primarily the result of improved operating results of $36.4 million, exclusive of non-cash expenses and gains, due to an increase in our gross margin and lower interest expense in 2016 compared to 2015. The increase in cash provided by operations was also attributed to a reduction in net working capital of approximately $21.8 million, which resulted primarily from a decrease in other receivables at year end related to the timing of fuel tax credit revenue recognition and cash receipts thereof.

Cash used in operating activities was $12.1 million in 2015, a decrease of $63.9 million, compared to $76.0 million used in operating activities in 2014. The decrease in cash used between periods is primarily due to an improvement in our net loss of $26.4 million, net of non-cash adjustments, and increased cash from changes in operating assets and liabilities of approximately $37.5 million which includes the cash receipt of $28.4 million of VETC revenues attributable to natural gas vehicle fuel sales in 2014, plus $9.1 million of normal changes in working capital due to timing differences.
Cash provided by investing activities was $1.1 million in 2016, an increase of $35.0 million compared to $33.9 million used in investing activities in 2015. The increase in cash provided by investing activities was primarily attributable to decreased capital expenditures of $27.8 million between periods, due to cost-cutting efforts and a decrease in construction of Company-owned stations. Additionally, cash provided by our short-term investments that matured, net of purchases, increased by $10.5 million between periods. Partially offsetting this increase in cash provided by investing activities was $0.8 million used in 2016 in connection with the RNG Ventures, which were formed in November 2016 (see Note 8 to the consolidated financial statements) and $1.1 million received in 2015 from the sale of DCE which did not occur again in 2016.
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
Cash used in financing activities was $55.6 million in 2016 compared to $0.4 million provided by financing activities in 2015. The increase in cash used in financing activities of $56.0 million was primarily due to a $231.5 million increase in debt payments, repayments of long term debt prior to maturity and repayment of our line of credit. Partially offsetting this increase in cash used in financing activities was a $96.4 million increase in cash as a result of our sales of common stock through the ATM program (as defined and discussed below) and a $80.5 million increase as a result of proceeds from our PlainsCapital Bank credit facility and other debt proceeds.
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
Capital Expenditures and Other Uses of Cash.

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including costs associated with fuel sales, outlays for the design and construction of new fueling stations, additions or other modifications to existing fuel stations, debt repayments and repurchases, purchases of new CNG tanker trailers, maintenance of LNG production facilities, manufacturing natural gas fueling compressors and other equipment, mergers and acquisitions (if any), financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets and supporting our sales and marketing activities, including supporting legislative and regulatory initiatives.

Our business plan calls for approximately $29.0 million in capital expenditures in 2017, primarily related to the construction of CNG and LNG fueling stations, additional investments in ANGH stations to add CNG fueling, the purchase of additional CNG trailers by NG Advantage and LNG plant maintenance costs.

We had total indebtedness of approximately $314.3 million in principal amount as of December 31, 2016, of which approximately $6.1 million, $189.6 million, $55.5 million, $54.6 million, $4.0 million and $4.5 million is expected to become due in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $19.7 million for the year ending December 31, 2017. We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when opportunities arise. With respect to certain of our outstanding indebtedness due in 2018, our board of directors authorized and approved the purchase of our outstanding 5.25% Notes in the open market, in accordance with the terms of the indenture governing the 5.25% Notes and at the date of this report we have used an aggregate $84.3 million for such purchases.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries or use capital for other activities or pursuits, including those described above.
Sources of Cash.
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, grants, VETC and other credits and cash provided by financing activities and sales of assets. As of December 31, 2016, we had total cash and cash equivalents and short-term investments of $109.8 million, compared to $146.7 million at December 31, 2015.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by natural gas prices and sale activity, fluctuations in commodity costs and the amount and timing of recognition of government credits, sales of RINs and LCFS Credits, compressor and other equipment sales, station construction sales and our billing, collections and liability payments, among other factors. See Item 1A. Risk Factors of this report for further information.

We commenced the ATM Program on November 11, 2015. We were initially permitted to issue and sell, from time to time, through or to Citigroup, shares of our common stock having an aggregate offering price of up to $75.0 million in the ATM Program. On September 9, 2016 and December 21, 2016, we have increased the aggregate offering price of shares of our common stock available for issuance and sale in the ATM Program, first to $110.0 million and subsequently to $200.0 million. As of the date of this report, shares of our common stock having an aggregate offering price of $78.7 million remain available for sale in the ATM Program. We continue to use any net proceeds from the ATM Program for general corporate purposes, including retiring certain of our indebtedness.

The following table summarizes the activity under the ATM Program for the periods presented:

	Year ended December 31,	Year ended December 31,	Through March 7,
(in millions)	2015	2016	2017
Gross proceeds	$7.0	$103.6	$121.3
Fees and issuance costs	0.5	2.6	3.3
Net proceeds	$6.5	$101.0	$118.0
Shares issued	1.6	31.1	36.4
On February 29, 2016, we entered into the Credit Facility with Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year. Simultaneously, we drew down $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018. On December 22, 2016 we drew down $23.5 million under the Credit Facility which remained outstanding as of December 31, 2016.
See Note 10 to our consolidated financial statements included in this report for a description of all of our outstanding debt.
In September and December 2014, we sold all of our interest in DCE and, with it, our interest in a RNG extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. As consideration for this sale, we received $7.0 million in cash in September 2014, $40.6 million in cash in December 2014 and $1.1 million in cash in September 2015 due to the results of certain performance tests performed at the McCommas Bluffs project.

In February 2017, we entered into the APA to sell the RNG Assets relating to our RNG production business. If this Asset Sale closes as planned, we expect to receive $155.0 million in cash and the right to receive up to an additional $25.0 million in cash over a five-year period if certain performance criteria relating to the RNG Assets are met. In addition, we will collect royalties on gas purchased from BP and sold as Redeem at our stations. This royalty payment is in addition to any payment obligation of BP under the APA.

We believe that our current cash and cash equivalents and short-term investments and cash provided by our operating and financing activities will satisfy our routine business requirements for at least the next 12 months; however, we will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash, cash provided by our operations or other sources, such as with our common stock.
The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity and the other factors that influence our liquidity, as described under “—Overview—Liquidity” above.
We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital (including through the ATM Program or other equity offerings), or any combination of these or other available sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to build our business and generate sustained or increased revenue.
Contractual Obligations
The following represents the scheduled maturities of our contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations: (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and capital lease obligations(a)	$361,420	$25,756	$269,398	$61,733	$4,533
Operating lease commitments(b)	48,598	8,055	12,972	9,770	17,801
Long-term "take or pay" natural gas purchase commitment contracts(c)	13,234	3,816	7,969	1,449	—
Construction contracts(d)	7,268	7,268	—	—	—
Total	$430,520	$44,895	$290,339	$72,952	$22,334
_______________________________________________________________________________

(a)	Consists of long-term debt and capital lease obligations to finance acquisitions and equipment purchases, including future interest payments.

(b)	Consists of various space and ground leases for our California LNG plant, office spaces and fueling stations as well as leases for equipment.

(c)	Represents our estimates for two long-term fixed "take-or-pay" natural gas purchase commitment contracts.

(d)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2016 and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements
As of December 31, 2016, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $63.8 million;

•	Two long-term take-or-pay contracts for the purchase of natural gas; and

•	Operating leases where we are the lessee.
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
We have two long-term take-or-pay contracts that require us to purchase minimum volumes of natural gas at index based prices which expire in March 2020 and December 2020, respectively.
We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of our business. The terms of our leases expire at various dates through 2038. Additionally, in November 2006, we entered into a ground lease for 36 acres in California on which we built our California LNG liquefaction plant. The lease is for an initial term of 30 years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services that the landlord provides.
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
Natural gas costs represented $75.7 million and $72.8 million of our cost of sales in 2015 and 2016, respectively.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any futures contracts outstanding at December 31, 2016.
Foreign Currency Exchange Rate Risk.
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity in our consolidated financial statements and do not impact earnings. However, foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.1 million of gains in 2016. During 2016, our primary exposure to foreign currency rates related to our Canadian operations which had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar that were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from rates as of December 31, 2016, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.7 million.

Item 8.    Financial Statements and Supplementary Data.
The following tables set forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2016. The information for each quarter is unaudited and we have prepared the information on the same basis as the audited consolidated financial statements included in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by the below quarterly data. The quarterly data should be read together with our consolidated financial statements and related notes included in this report. The results of operations for any one quarter are not necessarily indicative of results to be expected in the current period or any future period.

	(In thousands, except per share data, Unaudited)
	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Product revenue	$69,297	$75,744	$77,355	$106,772
Service revenue	16,551	11,124	14,902	12,575
Total revenue	85,848	86,868	92,257	119,347
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55,379	59,387	59,313	56,542
Service cost of sales	9,354	4,399	7,410	6,701
Derivative loss (gain) on warrant valuation	(883)	300	(502)	(329)
Selling, general and administrative	30,233	28,994	27,800	26,626
Depreciation and amortization	12,886	13,402	14,000	14,931
Total operating expenses	106,969	106,482	108,021	104,471
Operating income (loss)	(21,121)	(19,614)	(15,764)	14,876
Interest expense	(10,041)	(10,187)	(10,355)	(65,230)
Interest income	146	214	203	280
Other income, net	547	317	2,648	52
Loss from equity method investments	(204)	(345)	(154)	(112)
Loss before income taxes	(30,673)	(29,615)	(23,422)	(50,134)
Income tax benefit (expense)	(854)	(740)	241	(261)
Net loss	(31,527)	(30,355)	(23,181)	(50,395)
Loss attributable to noncontrolling interest	380	393	62	381
Net loss attributable to Clean Energy Fuels Corp.	$(31,147)	$(29,962)	$(23,119)	$(50,014)
Basic loss per share	$(0.34)	$(0.33)	$(0.25)	$(0.54)
Diluted loss per share	$(0.34)	$(0.33)	$(0.25)	$(0.54)

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:
Product revenue	$83,992	$94,731	$84,456	$87,859
Service revenue	11,790	13,294	12,561	13,973
Total revenue	95,782	108,025	97,017	101,832
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	53,371	61,880	55,481	59,212
Service cost of sales	5,884	6,848	6,377	6,497
Derivative loss (gain) on warrant valuation	2	(1)	(26)	3
Selling, general and administrative	25,593	25,262	25,914	28,734
Depreciation and amortization	14,961	14,920	14,801	14,580
Total operating expenses	99,811	108,909	102,547	109,026
Operating loss	(4,029)	(884)	(5,530)	(7,194)
Interest expense	(9,301)	(8,136)	(6,406)	(5,752)
Interest income	141	315	123	248
Other income (expense), net	250	(147)	(109)	(300)
Income (loss) from equity method investments	(74)	67	(13)	(2)
Gain (loss) from extinguishment of debt	15,923	10,120	(668)	8,973
Income (loss) before income taxes	2,910	1,335	(12,603)	(4,027)
Income tax expense	(381)	(432)	(416)	(110)
Net income (loss)	2,529	903	(13,019)	(4,137)
Loss attributable to noncontrolling interest	299	627	391	254
Net income (loss) attributable to Clean Energy Fuels Corp.	$2,828	$1,530	$(12,628)	$(3,883)
Basic income (loss) per share	$0.03	$0.01	$(0.10)	$(0.03)
Diluted income (loss) per share	$0.03	$0.01	$(0.10)	$(0.03)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Clean Energy Fuels Corp.:
We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the "Company") as of December 31, 2015 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Fuels Corp. and subsidiaries as of December 31, 2015 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein. Also, in our opinion, Clean Energy Fuels Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Irvine, California
March 7, 2017

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2015	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$43,724	$36,119
Restricted cash	4,240	6,996
Short-term investments	102,944	73,718
Accounts receivable, net of allowance for doubtful accounts of $1,895 and $1,063 as of December 31, 2015 and 2016, respectively	73,645	79,432
Other receivables	60,667	21,934
Inventory	29,289	29,544
Prepaid expenses and other current assets	14,657	14,021
Total current assets	329,166	261,764
Land, property and equipment, net	516,324	483,923
Notes receivable and other long-term assets, net	14,732	16,377
Investments in other entities	5,695	3,475
Goodwill	91,967	93,018
Intangible assets, net	42,644	38,700
Total assets	$1,000,528	$897,257
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt and capital lease obligations	$149,856	$5,943
Accounts payable	26,906	23,637
Accrued liabilities	59,082	52,601
Deferred revenue	10,549	7,041
Total current liabilities	246,393	89,222
Long-term portion of debt and capital lease obligations	352,294	241,433
Long-term debt, related party	65,000	65,000
Other long-term liabilities	7,896	7,915
Total liabilities	671,583	403,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 92,382,717 shares and 145,538,063 shares as of December 31, 2015 and 2016, respectively	9	15
Additional paid-in capital	915,199	1,090,361
Accumulated deficit	(591,683)	(603,836)
Accumulated other comprehensive loss	(20,973)	(17,675)
Total Clean Energy Fuels Corp. stockholders' equity	302,552	468,865
Noncontrolling interest in subsidiary	26,393	24,822
Total stockholders' equity	328,945	493,687
Total liabilities and stockholders' equity	$1,000,528	$897,257

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2014	2015	2016
Revenue:
Product revenue	$380,199	$329,168	$351,038
Service revenue	48,741	55,152	51,618
Total revenue	428,940	384,320	402,656
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	291,462	230,621	229,958
Service cost of sales	17,325	27,864	25,592
Gain from change in fair value of derivative warrants	(5,748)	(1,414)	(22)
Selling, general and administrative	126,435	113,653	105,503
Depreciation and amortization	49,058	55,219	59,262
Impairment of long-lived asset	4,772	—	—
Total operating expenses	483,304	425,943	420,293
Operating loss	(54,364)	(41,623)	(17,637)
Interest expense	(44,720)	(95,813)	(29,595)
Interest income	363	843	827
Other income (expense), net	(2,571)	2,627	(306)
Loss from equity method investments	(490)	(815)	(22)
Gain from extinguishment of debt, net	—	—	34,348
Gain from sale of subsidiary	11,998	937	—
Loss before income taxes	(89,784)	(133,844)	(12,385)
Income tax expense	(1,075)	(1,614)	(1,339)
Net loss	(90,859)	(135,458)	(13,724)
Loss attributable to noncontrolling interest	1,200	1,216	1,571
Net loss attributable to Clean Energy Fuels Corp.	$(89,659)	$(134,242)	$(12,153)
Loss per share:
Basic and diluted	$(0.96)	$(1.47)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	93,678,432	91,607,578	119,395,423
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31, 2014			Year Ended December 31, 2015			Year Ended December 31, 2016
	Clean Energy Fuels Corp.	Noncontrolling Interest	Total	Clean Energy Fuels Corp.	Noncontrolling Interest	Total	Clean Energy Fuels Corp.	Noncontrolling Interest	Total
Net loss	$(89,659)	$(1,200)	$(90,859)	$(134,242)	$(1,216)	$(135,458)	$(12,153)	$(1,571)	$(13,724)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2014, 2015 and 2016	(7,958)	—	(7,958)	(9,653)	—	(9,653)	1,567	—	1,567
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2014, 2015 and 2016	4,866	—	4,866	(8,078)	—	(8,078)	1,652	—	1,652
Unrealized gains on available-for-sale securities, net of $0 tax in 2014, 2015 and 2016	544	—	544	6	—	6	79	—	79
Total other comprehensive income (loss)	(2,548)	—	(2,548)	(17,725)	—	(17,725)	3,298	—	3,298
Comprehensive loss	$(92,207)	$(1,200)	$(93,407)	$(151,967)	$(1,216)	$(153,183)	$(8,855)	$(1,571)	$(10,426)
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity

	Shares	Amount
Balance, December 31, 2013	89,364,397	$9	$883,045	$(367,782)	$(700)	$3,966	$518,538
Issuance of common stock, net of offering costs	838,947	—	6,050	—	—	—	6,050
Exercise of additional membership interest in subsidiary			2,363				2,363
Stock-based compensation	—	—	11,514	—	—	—	11,514
Foreign currency adjustments on intra-entity long-term investments converted to equity	—	—	(4,866)	—	—	—	(4,866)
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	28,075	28,075
Sale of non-controlling interest in subsidiary	—	—	—	—	—	(3,232)	(3,232)
Net loss	—	—	—	(89,659)	—	(1,200)	(90,859)
Accumulated other comprehensive income (loss)	—	—	—	—	(2,548)	—	(2,548)
Balance, December 31, 2014	90,203,344	9	898,106	(457,441)	(3,248)	27,609	465,035
Issuance of common stock	2,179,373	—	6,314	—	—	—	6,314
Stock-based compensation	—	—	10,779	—	—	—	10,779
Net loss	—	—	—	(134,242)	—	(1,216)	(135,458)
Accumulated other comprehensive income (loss)	—	—	—	—	(17,725)	—	(17,725)
Balance, December 31, 2015	92,382,717	9	915,199	(591,683)	(20,973)	26,393	328,945
Issuance of common stock, net of offering costs	32,889,517	4	101,116	—	—	—	101,120
Issuance of common stock in connection with debt extinguishment	20,265,829	2	65,954	—	—	—	65,956
Stock-based compensation	—	—	8,092	—	—	—	8,092
Net loss	—	—	—	(12,153)	—	(1,571)	(13,724)
Accumulated other comprehensive income (loss)	—	—	—	—	3,298	—	3,298
Balance, December 31, 2016	145,538,063	$15	$1,090,361	$(603,836)	$(17,675)	$24,822	$493,687
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net loss	$(90,859)	$(135,458)	$(13,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,058	55,219	59,262
Provision for doubtful accounts, notes and inventory	1,277	2,656	4,374
Derivative gain	(5,748)	(1,414)	(22)
Stock-based compensation expense	11,514	10,779	8,092
Amortization of debt issuance cost	4,194	2,969	1,527
Non-cash interest charge related to a terminated credit agreement	—	54,925	—
Accretion of notes payable	412	57	—
Gain on extinguishment of debt, net	—	—	(34,348)
Long-lived intangible impairment	4,772	—	—
Gain on sale of subsidiary	(11,998)	(937)	—
Gain on contingent consideration for acquisitions	(208)	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	(55,573)	3,426	30,171
Inventory	(979)	5,407	(1,520)
Prepaid expenses and other assets	1,361	2,876	347
Accounts payable	9,126	(12,005)	(764)
Accrued expenses and other	7,646	(596)	(7,333)
Net cash provided by (used in) operating activities	(76,005)	(12,096)	46,062
Cash flows from investing activities:
Purchases of short-term investments	(157,629)	(158,840)	(137,023)
Maturities and sales of short-term investments	171,902	176,969	165,695
Purchases of and deposits on property and equipment	(88,628)	(51,415)	(23,640)
Loans made to customers	(9,140)	(4,279)	(2,816)
Payments on and proceeds from sales of loans receivable	6,580	928	842
Restricted cash	(3,567)	1,650	(2,634)
Cash received with sale of subsidiary, net of cash transferred	39,760	1,118	—
Investments in other entities	(6,634)	—	(833)
Capital from equity method investment	—	—	3,031
Acquisitions, net of cash acquired	467	—	(1,550)
Net cash provided by (used in) investing activities	(46,889)	(33,869)	1,072
Cash flows from financing activities:
Issuances of common stock	2,300	7,197	103,591
Fees paid for issuances of common stock	—	(883)	(2,283)
Proceeds from debt instruments	12,778	384	7,412
Proceeds from revolving line of credit	34,607	31	73,508
Proceeds from exercise of additional membership interest in subsidiary	6,992	—	—
Repayment of borrowings under revolving line of credit	(40,354)	(64)	(50,027)
Repayment of capital lease obligations and debt instruments	(41,036)	(6,258)	(187,824)
Contingent consideration paid relating to business acquisitions	(176)	—	—
Payment for debt issuance costs	(896)	—	—
Net cash provided by (used in) financing activities	(25,785)	407	(55,623)
Effect of exchange rates on cash and cash equivalents	1,027	(3,099)	884
Net decrease in cash and cash equivalents	(147,652)	(48,657)	(7,605)
Cash and cash equivalents, beginning of year	240,033	92,381	43,724
Cash and cash equivalents, end of year	$92,381	$43,724	$36,119
Supplemental disclosure of cash flow information:
Income taxes paid	$943	$890	$1,012
Interest paid, net of $3,160, $835 and $447 capitalized, respectively	$39,224	$37,662	$29,774
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies
The Company
Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the "Company," unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling natural gas as an alternative fuel for vehicle fleets and related natural gas fueling solutions to its customers, primarily in the United States and Canada.
The Company's principal business is supplying compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas ("RNG") (which can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for natural gas fueling stations. As a comprehensive solution provider, the Company also designs, builds, operates, and maintains fueling stations; manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; processes and sells RNG; sells tradable credits it generates by selling natural gas and RNG as a vehicle fuel, including credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives.
In addition, through December 29, 2014, the Company processed, extracted, and sold RNG from its former McCommas Bluff landfill in Dallas, Texas. See Note 2 for further information.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive loss and cash flows in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All intercompany accounts and transactions have been eliminated.
Reclassifications
Prior period Interest income of $363 and $843 for the years ended December 31, 2014 and 2015, respectively, were reclassified from Interest expense, net as a separate line item to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2016. This reclassification had no material impact on the Company’s financial position, results of operations or cash flows as previously reported.
During the year ended December 31, 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The standard is required to be applied on a retrospective basis. As a result of applying the standard, unamortized debt issuance costs of $273 were reclassified from Prepaid expenses and other current assets to Current portion of debt and capital lease obligations and $4,991 were reclassified from Notes receivable and other long-term assets to Long-term portion of debt and capital lease obligations as of December 31, 2015.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and may result in material effects on the Company's operating results and financial position. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) those related to revenue recognition, goodwill and long-lived intangible asset valuations and impairment assessments, income tax valuations, fair value measurements and stock-based compensation expense.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.
Fair Value of Financial Instruments
The carrying values of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts and other receivables, notes receivable, accounts payable, accrued expenses and other current liabilities, capital lease obligations and notes payable, approximate their respective fair values.
Inventory
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
Inventories consisted of the following as of December 31, 2015 and 2016:

	2015	2016
Raw materials and spare parts	$25,113	$24,843
Work in process	973	845
Finished goods	3,203	3,856
Total inventory	$29,289	$29,544
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to10 years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $959, $4,292, and $3,295 for the years ended December 31, 2014, 2015 and 2016, respectively.
Long-Lived Assets
The Company reviews long-lived assets, which include property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset or asset group. Estimated future cash flows are determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considers internally generated information and information obtained from discussions with market participants. The determination of fair value requires significant judgment by both management and outside experts engaged to assist in this process. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the fourth quarter of 2014, the Company determined that a long-lived asset related to a contract acquired in its acquisition of the business of Clean Energy Compression was impaired and recorded an impairment charge of $4,772. The Company had no impairments of the Company’s long-lived assets during the years ended December 31, 2015 or 2016.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are two to 20 years for technology, one to eight years for customer relationships, one to 10 years for acquired contracts, two to 10 years for trademarks and trade names, and three years for non-compete agreements. In 2014, the Company acquired a controlling interest in NG Advantage, LLC (“NG Advantage”)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

and allocated approximately $5,600 of the purchase price to the identifiable intangible assets related to customer relationships and trade names.
The Company's intangible assets as of December 31, 2015 and 2016 were as follows:

	2015	2016
Technology	$54,400	$54,400
Customer relationships	16,576	16,576
Acquired contracts	3,694	4,384
Trademark and trade names	8,200	8,200
Non-compete agreements	2,060	2,060
Total intangible assets	84,930	85,620
Less accumulated amortization	(30,442)	(37,591)
Foreign currency rate change	(11,844)	(9,329)
Net intangible assets	$42,644	$38,700
Amortization expense for intangible assets was $7,024, $5,539, and $5,794 for the years ended December 31, 2014, 2015 and 2016, respectively. Estimated amortization expense for the five years and thereafter succeeding the year ended December 31, 2016 is approximately $6,956, $5,913, $4,532, $3,835, $3,184 and $14,280, respectively.
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
The Company is required to use judgment when applying the goodwill impairment test, including, among other considerations, the identification of reporting units and the assessment of qualitative factors involved in the test. Applying this judgment, the Company has determined that it is a single reporting unit and, based upon its qualitative assessment of goodwill, has concluded it is more likely than not that the fair value of its reporting unit exceeds its carrying amount and no further quantitative analysis was warranted. During the years ended December 31, 2014, 2015 and 2016, there were no indicators of impairment to goodwill.
The Company reduced its goodwill balance by $7,205 when it sold its subsidiary Dallas Clean Energy McCommas Bluff, LLC ("DCEMB") on December 29, 2014 and added $21,070 to its goodwill balance when it acquired NG Advantage on October 14, 2014 (all as described in Note 2). The goodwill balances on the consolidated balance sheets include foreign currency translation gains (losses) of $(6,578) and $1,051 as of December 31, 2015 and 2016, respectively. See Note 2 for further information.
Revenue Recognition
The Company recognizes revenue on various products and services. The table below and the following discussion describe the Company’s revenue by group of similar products.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

	Year Ended December 31,
(in thousands)	2014	2015	2016
Volume Related	$247,899	$260,629	$283,814
Compressor Sales	84,775	54,497	27,262
Station Construction Sales	67,392	37,830	64,942
VETC	28,359	30,986	26,638
Other	515	378	—
	$428,940	$384,320	$402,656
Volume Related
The Company’s volume related revenue primarily consists of CNG, LNG and RNG fuel sales, RINs and LCFS Credits sales and O&M services. This revenue is recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed or, in the case of LNG sales agreements, delivered to the customers' storage facilities. The Company recognizes revenue from O&M service agreements as the related services are provided.
The Company generates LCFS Credits when it sells RNG and conventional natural gas for use as a vehicle fuel in California and Oregon and it generates RIN Credits when it sells RNG as a vehicle fuel in the United States. The Company can sell these credits to third parties who need the credits to comply with federal and state requirements. RIN and LCFS Credits are included in volume related revenues. The Company recognizes revenue from the generation of these credits when it has an agreement in place to sell the credits at a fixed or determinable price.
Compressor Sales
The Company recognizes compression revenues through its subsidiary Clean Energy Compression when it sells non-lubricated natural gas fueling compressors and other equipment. Clean Energy Compression uses the percentage-of-completion method of accounting to recognize revenue because its projects are small and it has been able to demonstrate that it can reasonably estimate costs to complete. In these circumstances, revenue is recognized based on costs incurred in relation to total estimated costs to be incurred for a project.
Station Construction Sales
Beginning January 1, 2016, the Company began using the percentage of completion method to recognize revenue for station construction projects using the cost-to-cost method. Under this method, the Company estimates the percentage of completion of a project based on the costs incurred to date for the associated contract in comparison to the estimated total costs for such contract at completion. Historically, the Company recognized revenue on station construction projects using the completed contract method because the Company did not have a reliable means to make estimates of the percentage of the contract completed. Under the completed contract method, the construction projects were considered substantially complete at the earlier of customer acceptance of the fueling station or the time when fuel dispensing activities at the station began. The sale of compressors and related equipment continues to be recognized under the percentage of completion method as in previous periods. Effective January 1, 2016, the Company implemented a cost tracking system that provides for a detailed tracking of costs incurred on its station construction projects on a project by project basis. The Company also changed related accounting activities and processes to timely identify and monitor costs. As a result of this implementation, the Company is able to make reliable estimates as to the percentage of a project that is complete at the end of each reporting period.

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

The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

during the performance period of a contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Changes to these factors may result in revisions to costs and income, which are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the year ended December 31, 2016, there were no significant losses on open contracts.

The Company considers unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the year ended December 31, 2016.

As a result of using the percentage of completion method to recognize revenues, revenue and operating income from station construction sales during the year ended December 31, 2016 were higher by $18,683 and $1,666, respectively, than would have been recognized during the period under the completed contract method. Additionally, net loss per diluted share was $0.01 lower than what would have been reported using the completed contract method.
In certain transactions with its customers, the Company agrees to provide multiple products or services, including construction of and sale of a station, providing O&M services to the station, and sale of fuel to the customer. The Company evaluates the separability of revenues based on Financial Accounting Standards Board ("FASB") authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements, and allows the Company to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the contract elements. If the arrangement contains a lease, the Company uses the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from the Company's stand-alone projects. The revenue allocated to the construction of the station is recognized using the percentage of completion method. The revenue allocated to the O&M services is recognized ratably over the term of the arrangement and sale of fuel is recognized as the fuel is delivered.
See the discussion under “Alternative Fuels Excise Tax Credit” below for further information.
Other
The Company collects and remits taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between the Company and our customers. These taxes may include, but are not limited to, fuel, sales and value-added taxes. The Company reports the collection of these taxes on a net basis.
Alternative Fuels Excise Tax Credit
Under separate pieces of U.S. federal legislation from October 1, 2006 through December 31, 2014, the Company was eligible to receive a federal alternative fuels tax credit (“VETC”) of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG that it sold as vehicle fuel. In December 2015, another alternative fuels tax credit, which the Company also refers to as VETC, was made available for the period from January 1, 2015 through December 31, 2016. This new credit was the same as the credit it replaced, except that the alternative fuels tax credit for LNG sold as a vehicle fuel in 2016 was based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold.

Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its VETC credits, if any, as revenue in its consolidated statements of operations as the credits are fully payable and do not need to offset income tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

VETC revenue for years ended December 31, 2014, 2015 and 2016 was $28,359, $30,986 and $26,638, respectively.
LNG Transportation Costs
The Company records the costs incurred to transport LNG to its customers in the line item product cost of sales in the accompanying consolidated statements of operations.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs amounted to $439, $44 and $15 for the years ended December 31, 2014, 2015 and 2016, respectively.
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
Income Taxes
Income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial carrying amounts of existing assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when management determines it is more likely than not that deferred tax assets will not be realized. When evaluating the need for a valuation analysis, we use estimates involving a high degree of judgment including projected future US GAAP income and the amounts and estimated timing of the reversal of any deferred tax assets and liabilities.
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
The Company operates within multiple domestic and foreign taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. Although the Company believes that adequate consideration has been given to these issues, it is possible that the ultimate resolution of these issues could be significantly different than originally estimated.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period. Diluted net loss per share is computed by dividing the net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period and potentially dilutive securities outstanding during the period, and therefore reflects the dilution from common shares that may be issued upon exercise or conversion of these potentially dilutive securities, such as stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock awards and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive:

	2014	2015	2016
Stock options	11,486,301	11,487,938	11,467,796
Warrants	6,130,682	2,130,682	—
Convertibles notes	35,185,979	35,185,979	16,573,799
Restricted stock units	2,591,752	3,419,776	2,072,304

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

In 2013, 5,000,000 shares of common stock subject to the GE Warrant, as defined and described in Notes 10 and 12, were included in the basic net loss per share calculation. On September 11, 2014, the Company determined it no longer met certain conditions required to include 4,000,000 of the shares of common stock subject to the GE Warrant in its weighted average share calculations. As a result, from September 11, 2014 to December 31, 2015, the Company (i) excluded 4,000,000 shares of common stock issuable upon exercise of the GE Warrant from the weighted average number of shares outstanding in the basic net loss per share calculations, and (ii) included the remaining 1,000,000 shares of common stock issuable upon exercise of the GE Warrant in the weighted-average number of shares outstanding in the basic and diluted net loss per share calculations, as 500,000 shares became exercisable in 2012 upon the execution of the associated Credit Agreement, as defined and described in Note 10 and an additional 500,000 shares became exercisable on December 31, 2014 in connection with an amendment to the Credit Agreement executed on December 29, 2014. On December 31, 2015, the Company terminated the Credit Agreement. As a result of this termination and as of it effective date, 4,000,000 shares subject to the GE Warrant that were not then vested became incapable of vesting because the vesting conditions relating to these shares could not occur following such termination and, accordingly, the GE Warrant effectively became exercisable for the 1,000,000 shares that were then vested. On October 4, 2016, the holders of the GE Warrant exercised the warrant to purchase the 1,000,000 shares of common stock that were vested and exercisable thereunder pursuant to the cashless exercise provisions thereof, which resulted in the Company's issuance of 997,740 shares of common stock to such holders. Following such exercise, the GE Warrant has been surrendered and canceled in full and the Company has no further obligations under such GE Warrant.
Foreign Currency Translation
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
Foreign currency transactions occur when there is a transaction denominated in other than the respective entity's functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the years ended December 31, 2014, 2015 and 2016, foreign exchange transaction gains and (losses) were included in other income (expense) in the accompanying consolidated statements of operations and were $(3,188), $975 and $132, respectively.
Comprehensive Loss
Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income and comprehensive loss for the years ended December 31, 2014, 2015 and 2016 was primarily comprised of the Company's foreign currency translation adjustments. During 2014, the Company converted a long-term equity intra-entity investment to equity and the related translation adjustments were reclassified to additional paid-in capital.
Concentration of Credit Risk
Credit is extended to all customers based on financial condition, and collateral is generally not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies. Certain international customers, however, have historically been slower to pay on trade receivables. Accordingly, the Company continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. In addition, through Export Development Canada, Clean Energy Compression maintains accounts receivable insurance on a substantial portion of its foreign trade receivables, which covers up to 90% of the related outstanding balance. Although credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation ("FDIC"), Canadian Deposit Insurance Corporation ("CDIC"), and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC insurance limits were $40,691 and $34,439 as of December 31, 2015 and 2016, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company is the first quarter of 2020 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company will evaluate the impact this ASU will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a criteria to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company is the first quarter of 2018 and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company will evaluate the impact this ASU will have on its consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. Early adoption is allowed in an interim or annual reporting period. The Company will evaluate the impact this ASU will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under the new standard, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon purchase or receipt of the asset. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018, with early adoption permitted. The Company will early adopt the standard as of January 1, 2017. The impact of adoption will not have a material impact to the Company's financial statements.

In September 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The new standard provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will evaluate the impact this ASU will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This pronouncement is effective for reporting periods beginning after December 15, 2019, which for the Company is the first quarter of 2020. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) ): Improvements to Employee Share-Based Payments Accounting. The new standard was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company will adopt the standard in the first quarter of fiscal 2017, prospectively. In connection with the adoption, the Company will elect to recognize forfeitures when they occur. Previously, the Company estimated a forfeiture

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1) Summary of Significant Accounting Policies (Continued)

rate in accordance with prior guidance. This election will be implemented under the modified retrospective approach, resulting in an immaterial decrease to retained earnings representing the cumulative additional compensation expense that would have been amortized through the date of adoption had this accounting policy election been in place.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, and mandates a modified retrospective transition method. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will provide a single, comprehensive revenue recognition model for all contracts with customers. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration that is expected to be received for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This accounting standard update, as amended, will be effective for annual reporting periods after December 15, 2017, which for the Company is the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company expects to adopt this accounting standard update on a modified retrospective basis and is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
(2) Acquisitions and Divestitures
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement ("UPA") with NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills, that do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company's initiative to deliver natural gas to industrial and institutional energy users. Under the terms of the UPA, the Company paid NG Advantage $37,650 for a 53.3% controlling interest in NG Advantage. $19,000 of the purchase price was paid in cash on October 14, 2014 and the remaining $18,650 of the purchase price was paid in the form of an unsecured promissory note issued by the Company (the "NG Advantage Note"). The principal amount of the NG Advantage Note was paid by the Company in two payments as follows: (i) $3,000 was paid on January 13, 2015 and (ii) the remaining $15,650 was paid on April 1, 2015. The NG Advantage Note did not bear interest. The fair value of the NG Advantage Note delivered to NG Advantage is excluded from the Company's consolidated statements of cash flows as it is a non-cash investing activity. The consideration paid is accounted for as an intercompany transaction, as NG Advantage's financial results are included in the Company's consolidated financial statements.
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
Management allocated $5,600 of the purchase price to the identifiable intangible assets related to customer relationships and trade names that were acquired with the acquisition. The fair value of the identifiable intangible assets will be amortized on a straight-line basis over the estimated useful lives of such assets ranging from four to seven years. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill, which primarily represents additional market share available to the Company as a result of the acquisition, and is not deductible for income tax purposes.
Management determined the fair value of the noncontrolling interest to be $28,075 using a market approach and using inputs that included use of a comparable transaction to calculate the value of the noncontrolling interest adjusted for a control premium.
The results of NG Advantage's operations have been included in the Company's consolidated financial statements since October 14, 2014. The Company recorded a loss from the noncontrolling interest of $1,200, $1,216 and $1,571 for the years ended December 31, 2014, 2015 and 2016, respectively. The noncontrolling interest was $26,393 and $24,822 as of December 31, 2015 and 2016, respectively. For the year ended December 31, 2016, NG Advantage purchased assets for $1,550.
DCE and DCEMB
On September 4, 2014, Mavrix, LLC ("Mavrix"), a wholly owned subsidiary of the Company, sold to Cambrian Energy McCommas Bluff III LLC ("Cambrian") 19% of its then 70% interest in Dallas Clean Energy, LLC ("DCE"). On December 29, 2014, Mavrix entered into a Membership Interest Purchase Agreement (the "Agreement") with Cambrian, pursuant to which Mavrix sold to Cambrian its entire remaining 51% interest in DCE. DCE owns all of the equity interests in DCEMB, which owns a RNG extraction and processing project at the McCommas Bluff landfill in Dallas, Texas. As consideration for the sale of DCE, the Company, through Mavrix, received $6,992 in cash in September 2014, $40,588 in cash in December 2014 and $1,118 in cash in September 2015 due to the results of certain performance tests performed at the McCommas Bluffs project in accordance with the terms of the Agreement. The Company continues to have the right to market and sell biomethane produced at the McCommas Bluff project under its Redeem™ renewable natural gas vehicle fuel brand. The transaction resulted in a total gain of $12,935, comprised of $11,998 and $937 that was recorded in gain from sale of subsidiary in the Company's statements of operations for the years ended December 31, 2014 and 2015, respectively. Included in the determination of the total gain is goodwill that was allocated to the disposed business based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.
The Company determined that the disposal did not meet the definition of a discontinued operation as the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company's strategy.
(3) Restricted Cash
The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Restricted cash as of December 31, 2015 and 2016 consisted of the following:

	December 31, 2015	December 31, 2016
Short-term restricted cash:
Standby letters of credit	$1,631	$1,753
Canton Bonds (see Note 10)	2,609	3,665
Held in escrow	—	1,578
Total short-term restricted cash	$4,240	$6,996
(4) Investments
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
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2016, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments as of December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$16,797	$(7)	$16,790
Zero coupon bonds	500	(1)	499
Corporate bonds	37,181	(77)	37,104
Certificate of deposits	48,551	—	48,551
Total short-term investments	$103,029	$(85)	$102,944
Short-term investments as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds & notes	$8,791	$(4)	$8,787
Corporate bonds	21,517	(7)	21,510
Certificate of deposits	43,421	—	43,421
Total short-term investments	$73,729	$(11)	$73,718
(5) Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and non-recurring basis. Under the standard, fair value is defined as the exit price,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(5) Fair Value Measurements (Continued)

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
As of December 31, 2016, the Company's financial instruments consisted of available-for-sale securities, debt instruments and liability-classified warrants. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values as of December 31, 2015 and 2016. See Note 10 for further information about the Company's debt instruments. There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy as of as of December 31, 2015 and December 31, 2016, respectively.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2016, respectively:

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$16,790	$—	$16,790	$—
Zero coupon bonds	499	—	499	—
Corporate bonds	37,104	—	37,104	—
Certificate of deposits	48,551	—	48,551	—
Liabilities:
Warrants(2)	632	—	—	632

Description	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$8,787	$—	$8,787	$—
Corporate bonds	21,510	—	21,510	—
Certificate of deposits	43,421	—	43,421	—
Liabilities:
Warrants(2)	581	—	—	581
_______________________________________________________________________________

(1)	Included in short-term investments in the consolidated balance sheets. See Note 4 for further information.

(2)	Included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(5) Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3).

Liabilities: Warrants	2015	2016
Beginning Balance	$2,046	$632
Gain included in earnings	(1,414)	(51)
Ending Balance	$632	$581
(6) Other Receivables
Other receivables as of December 31, 2015 and 2016 consisted of the following:

	2015	2016
Loans to customers to finance vehicle purchases	$10,531	$7,416
Accrued customer billings	7,106	4,308
Fuel tax credits	40,730	6,358
Other	2,300	3,852
Total other receivables	$60,667	$21,934
(7) Land, Property and Equipment
Land, property and equipment as of December 31, 2015 and 2016 consisted of the following:

	2015	2016
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants	46,397	47,545
Station equipment	316,258	341,605
Trailers	50,414	54,985
Other equipment	83,687	93,118
Construction in progress	139,586	117,662
	733,834	752,407
Less accumulated depreciation	(217,510)	(268,484)
Total land, property and equipment, net	$516,324	$483,923
Included in the land, property and equipment are capitalized software costs of $22,886 and $25,728 as of December 31, 2015 and 2016, respectively. The accumulated amortization on the capitalized software costs is $13,793 and $17,237 as of December 31, 2015 and 2016, respectively. The Company recorded $2,993, $3,053 and $3,444 of amortization expense related to the capitalized software costs during the years ended December 31, 2014, 2015 and 2016, respectively.
As of December 31, 2015 and 2016, $5,955 and $4,053, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the consolidated statements of cash flows as they are non-cash investing activities.
(8) Investment in Other Entities
In November 2016, the Company, through its wholly owned subsidiary, Clean Energy Renewables ("Renewables"), entered into agreements to form joint ventures with Aria Energy Operating LLC ("Aria"), a developer of RNG production facilities, to

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(8) Investment in Other Entities (Continued)

develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia.  These joint ventures are referred to as the "RNG Ventures." Renewables and Aria each have a 50% ownership interest in the RNG Ventures and, subject to certain conditions, are each responsible for 50% of the costs of developing the RNG production facilities that are owned by the RNG Ventures. Additionally, Renewables has the exclusive right to purchase 100% of the RNG that will be produced by these facilities for the vehicle fuels market.  The Company accounts for its interest in the RNG Ventures using the equity method of accounting as the Company has the ability to exercise significant influence over these operations. As of December 31, 2016, the Company had an investment balance of $833 in the RNG Ventures.
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC ("MCEP"), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting as the Company has the ability to exercise significant influence over MCEP's operations. The Company recorded a loss from this investment of $490, $815 and $22 for the years ended December 31, 2014, 2015 and 2016, respectively. Additionally, during the year ended December 31, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company has an investment balance of $4,695 and $1,642 as of December 31, 2015 and 2016, respectively.
(9) Accrued Liabilities
Accrued liabilities as of December 31, 2015 and 2016 consisted of the following:

	2015	2016
Accrued alternative fuels incentives (1)	15,651	9,840
Accrued employee benefits	3,042	4,317
Accrued interest	3,718	1,849
Accrued gas and equipment purchases	14,133	11,657
Accrued property and other taxes	5,344	4,572
Salaries and wages	9,537	12,293
Other	7,657	8,073
Total accrued liabilities	$59,082	$52,601
(1) Includes VETC and tradable RINs and LCFS Credits (discussed in Note 1) payable to third parties.
(10) Debt
Debt and capital lease obligations as of December 31, 2015 and 2016 consisted of the following and are further discussed below:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(10) Debt (Continued)

		December 31, 2015
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	$150,000	399	$149,601
SLG Notes	145,000	38	$144,962
5.25% Notes	250,000	3,985	$246,015
Canton Bonds	10,910	514	$10,396
Capital lease obligations	6,448	—	$6,448
Other debt	10,056	328	$9,728
Total debt and capital lease obligations	572,414	5,264	567,150
Less amounts due within one year	(150,129)	(273)	(149,856)
Total long-term debt and capital lease obligations	$422,285	$4,991	$417,294

		December 31, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	150,000	274	$149,726
5.25% Notes	110,450	1,088	$109,362
PlainsCapital Bank Credit Facility	23,500	—	23,500
Canton Bonds	9,520	373	$9,147
Capital lease obligations	6,028	—	$6,028
Other debt	14,850	237	$14,613
Total debt and capital lease obligations	314,348	1,972	312,376
Less amounts due within one year	(6,126)	(183)	(5,943)
Total long-term debt and capital lease obligations	$308,222	$1,789	$306,433
(1) Includes 7.5% $65,000 in principal amount held by T. Boone Pickens ("Pickens") as of December 31, 2016, which is classified as “Long-term debt, related party” on the consolidated balance sheets. See the description below for additional information.
The following is a summary of the aggregate maturities of debt and capital lease obligations for each of the years ending December 31, as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter
7.5% Notes (1)	—	50,000	50,000	50,000	—	—
5.25% Notes	—	110,450	—	—	—	—
PlainsCapital Bank Credit Facility	—	23,500	—	—	—	—
Canton Bonds	1,420	1,460	1,555	1,665	1,695	1,725
Capital lease obligations	1,890	1,569	1,568	462	265	274
Other debt	2,816	2,667	2,370	2,507	2,036	2,454
Total	$6,126	$189,646	$55,493	$54,634	$3,996	$4,453
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
(10) Debt (Continued)

together with the CHK Agreement and other transaction documents, the "CHK Loan Documents"). The first CHK Note was issued on July 11, 2011 and the second CHK Note was issued on July 10, 2012.
On June 14, 2013 (the "Transfer Date"), Pickens and Green Energy Investment Holdings, LLC, an affiliate of Leonard Green & Partners, L.P. (collectively, the "Buyers") and Chesapeake entered into a note purchase agreement ("Note Purchase Agreement") pursuant to which Chesapeake sold the outstanding CHK Notes (the "Sale") to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the "Assignment") and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the "Assumption"). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.
Contemporaneously with the execution of the Note Purchase Agreement, the Company entered into a loan agreement with each Buyer (collectively, the "Amended Agreements"). The Amended Agreements have the same terms as the CHK Agreement, other than changes to reflect the new holders of the CHK Notes. Immediately following execution of the Amended Agreements, the Buyers delivered $50,000 to the Company in satisfaction of the funding requirement they had assumed from Chesapeake (the "2013 Advance"). In addition, the Company canceled the existing CHK Notes and issued replacement notes and the Company also issued notes to the Buyers in exchange for the 2013 Advance (the replacement notes and the notes issued in exchange for the 2013 Advance are referred to herein as the "7.5% Notes").
The 7.5% Notes have the same terms as the original CHK Notes, other than changes to reflect their different holders. They bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $15.80 per share (the "7.5% Notes Conversion Price"). Upon written notice to the Company, each holder of a 7.5% Note has the right to exchange all or any portion of the principal and accrued and unpaid interest under its 7.5% Notes for shares of the Company's common stock at the 7.5% Notes Conversion Price.
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
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes have occurred as of December 31, 2016.
On August 27, 2013, Green Energy Investment Holdings, LLC transferred $5,000 in principal amount of the 7.5% Notes to certain third parties.
As a result of the foregoing transactions, as of December 31, 2016, (i) Pickens held 7.5% Notes in the aggregate principal amount of $65,000, (ii) Green Energy Investment Holdings, LLC held 7.5% Notes in the aggregate principal amount of $80,000 and (iii) other third parties held 7.5% Notes in the aggregate principal amount of $5,000.
SLG Notes
On August 24, 2011, the Company entered into convertible note purchase agreements (each, an "SLG Agreement" and collectively the "SLG Agreements") with each of Springleaf Investments Pte. Ltd., a wholly owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a "Purchaser" and collectively, the "Purchasers"), pursuant to which the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible promissory notes due in August 2016 (each a "SLG Note" and collectively the "SLG Notes"). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte Ltd. transferred $24,000 in principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte Ltd.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(10) Debt (Continued)

On February 29, 2016, and pursuant to the consent of the holders of the SLG Notes, the Company prepaid in cash an aggregate of $60,000 in principal amount and $1,812 in accrued and unpaid interest owed under the SLG Notes.
On July 14, 2016, the Company entered into separate privately negotiated exchange agreements with each holder of an SLG Note to exchange the outstanding principal amount of the SLG Notes, totaling $85,000 for all SLG Notes and all accrued and unpaid interest thereon, totaling $248 for all SLG Notes, for an aggregate of 14,000,000 shares of the Company's common stock and $38,155 in cash. The value of the shares of the Company's common stock issued to the holders of the SLG Notes in the exchange has been excluded from the Company's consolidated statements of cash flows, as it is a non-cash financing activity. The Company recognized a loss of $891 for the year ended December 31, 2016 related to the exchange of the SLG Notes for the Company's common stock. The repurchased and exchanged SLG Notes have been surrendered and canceled in full and the Company has no further obligations under the SLG Notes.
5.25% Notes
In September 2013, the Company completed a private offering of $250,000 in principal amount of 5.25% Convertible Senior Notes due 2018 (the "5.25% Notes") and entered into an indenture governing the 5.25% Notes (the "Indenture").
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
Upon the occurrence of certain corporate events prior to the maturity date of the 5.25% Notes, the Company will, in certain circumstances, in addition to delivering the number of shares of the Company's common stock deliverable upon conversion of the 5.25% Notes based on the conversion rate then in effect (together with a cash payment in lieu of any fractional shares), pay holders that convert their 5.25% Notes, a cash make-whole payment in an amount as described in the Indenture. The Company may, at its option, irrevocably elect to settle its obligation to pay any such make-whole payment in shares of its common stock instead of in cash. The amount of any make-whole payment, whether it is settled in cash or in shares of the Company's common stock upon the Company's election, will be determined based on the date on which the corporate event occurs or becomes effective and the stock price paid (or deemed to be paid) per share of the Company's common stock in the corporate event, as described in the Indenture.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(10) Debt (Continued)

or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of December 31, 2016.
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
For the year ended December 31, 2016, the Company paid an aggregate of $84,344 in cash to repurchase and retire $114,550 in aggregate principal amount of the 5.25% Notes, together with $1,546 in accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, the Company issued 6,265,829 shares of its common stock in exchange for an aggregate principal amount of $25,000 of 5.25% Notes held by such holders and accrued and unpaid interest thereon. The value of the shares of the Company's common stock issued to the holders of the 5.25% Notes in the exchange has been excluded from the Company's consolidated statements of cash flows as it is a non-cash financing activity. The Company's repurchase and exchange of 5.25% Notes for the year ended December 31, 2016 resulted in a total gain of $35,239 recorded during the period. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and the Company has no further obligations under such notes.
PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). Simultaneously, the Company drew down $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On October 31, 2016 the LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew down $23,500 under the Credit Facility, which remained outstanding on December 31, 2016. The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA. The Company had $23,500 outstanding under the Credit Facility as of December 31, 2016 and no events of default under the Plains Loan Documents had occurred as of December 31, 2016.
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
(10) Debt (Continued)

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
The Loan Agreement contains customary events of default, with customary cure periods, including without limitation, failure to make required payments when due under the Loan Agreement, failure to comply with certain covenants under the Loan Agreement, certain events of bankruptcy and insolvency of Canton, and the existence of an event of default under the indenture governing the Canton Bonds that was entered into between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. The occurrence of an event of default under the Loan Agreement will allow the Issuer or the trustee to, among other things, accelerate all amounts due under the Loan Agreement. No events of default under the Loan Agreement have occurred as of December 31, 2016.
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 21.5% and with a weighted average interest rate of 6.35% and 5.00% as of December 31, 2015 and 2016, respectively.
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
The Credit Agreement included a commitment fee on the unutilized loan amounts of 0.5% per annum, which was $1,014 for each of the years ended December 31, 2014 and 2015 and was charged to interest expense in the consolidated statements of operations.
Concurrently with the execution of the Credit Agreement, the Company issued to GE a warrant to purchase up to 5,000,000 shares of its common stock at a price of $0.01 per share (the "GE Warrant"). See Note 12 for further information.
On December 29, 2014, the Borrowers and GE entered into an amendment to the Credit Agreement providing, among other things, that (i) the Credit Agreement would terminate if the initial loans under the Credit Agreement (collectively, "Loans") for the Projects were not made prior to December 31, 2016 (rather than December 31, 2015, as the Credit Agreement originally provided), (ii) each Project was required to be completed by the earlier of (a) the date that is 30 months after the funding of the initial Loans with respect to such Project and (b) December 31, 2018 (rather than December 31, 2016, as the Credit Agreement originally provided), and (iii) prior to the funding of the Loans, the Borrowers were required to enter into agreements with GE Oil & Gas, Inc. relating to the purchase of equipment for the Projects.
On December 31, 2015, the Company terminated the Credit Agreement and all related documents except for the GE Warrant, which effectively became exercisable for only 1,000,000 shares because the vesting conditions relating to the other 4,000,000 shares subject to the GE Warrant could not occur following such termination. See Note 12 for further information about the GE Warrant. No amounts had been borrowed by the Borrowers under the Credit Agreement as of its termination. As a result of the termination of the Credit Agreement, all related unamortized deferred financing costs that were to be amortized to interest expense in future periods have been removed from the balance sheet and a non-cash charge totaling $54,925 was recorded in interest expense in the fourth quarter of 2015.
December 2014 Termination of Mavrix Note
On April 25, 2013, Mavrix entered into a note purchase agreement (the “NPA”) with Massachusetts Mutual Life Insurance (the “Note Purchaser”) and issued to the Note Purchaser a secured multi draw promissory note (the “Mavrix Note”) in the maximum aggregate principal amount of $30,000. The Note Purchaser funded $15,000 under the Mavrix Note during 2013. In connection

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(10) Debt (Continued)

with the Company’s sale of its interests in DCE and DCEMB, on December 29, 2014, Mavrix paid $13,594 to the Note Purchaser as payment in full of all outstanding indebtedness under the NPA and the Mavrix Note. Such amount includes approximately $750 as payment of an early termination fee required pursuant to the terms of the NPA and the Mavrix Note. Concurrently with such payment, the NPA, the Mavrix Note and all other documents related thereto were terminated in full.
(11) Derivative Transactions
The Company had no commodity futures contracts or forward exchange contracts outstanding during the years ended December 31, 2015 and 2016, respectively. The Company marks-to-market its open futures positions and forward exchange contracts at the end of each period and records the net unrealized gain or loss during the period in derivative (gains) losses in the consolidated statements of operations or in accumulated other comprehensive income (loss) in the consolidated balance sheets in accordance with the applicable accounting guidance. During the year ended December 31, 2014, the Company recorded unrealized gains of $108 in other comprehensive income (loss) related to its futures contracts and recognized a loss of $65 in cost of sales in the accompanying consolidated statements of operations related to its futures contracts that were settled during the year. This amount was reclassified from accumulated other comprehensive income (loss).

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(12) Stockholders' Equity
Authorized Shares
The Company's certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2016, the Company was authorized to issue 225,000,000 shares, of which 224,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.
Dividend Provisions
The Company did not declare or pay any dividends during the years ended December 31, 2014, 2015 or 2016.
Voting Rights
Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.
Issuance of Common Stock and Warrants
Series I Warrants
In November 2008, the Company issued to certain investors 4,419,192 Series I Warrants to purchase up to 3,314,394 shares of common stock. The Series I Warrants became exercisable beginning six months from the date of issuance, had a term of seven years from the date they became exercisable, and carried an exercise price of $12.54 per share. All outstanding Series I Warrants expired in April 2016.
GE Warrant
Concurrently with the execution of the Credit Agreement on November 7, 2012, the Company issued to GE the GE Warrant, which entitled GE to purchase up to 5,000,000 shares of the Company's common stock at a price per share of $0.01. The Company terminated the Credit Agreement on December 31, 2015 and as a result, 4,000,000 shares subject to the GE Warrant could not become exercisable because the vesting conditions relating to these shares could not occur following such termination. On October 4, 2016, the holders of the GE Warrant exercised the warrant to purchase the 1,000,000 shares of common stock that were vested and exercisable thereunder pursuant to the cashless exercise provisions thereof, which resulted in the Company's issuance of 997,740 shares of common stock to such holders. Following such exercise, the GE Warrant has been surrendered and canceled in full and the Company has no further obligations under the GE Warrant.
The Company measured the fair value of the original 5,000,000 shares subject to the GE Warrant at $56,158 and recorded the amount in additional paid-in-capital and other long-term assets as a deferred financing cost. The fair value of the 1,000,000 shares that remained exercisable under the GE Warrant following the termination of the Credit Agreement were being amortized over the estimated term of the Credit Agreement on the straight-line basis. The issuance of the GE Warrant is not included in the consolidated statements of cash flows as it is a non-cash financing activity.
In connection with the termination of the Credit Agreement, all related unamortized deferred financing costs that were to be amortized to interest expense in future periods have been eliminated from the consolidated balance sheets in full through a non-cash charge to the consolidated statement of operations, reported in interest expense, of $54,925 in the fourth quarter of 2015. See Note 10 for further information.
At-The-Market Offering Program
On November 11, 2015, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. ("Citigroup") as sales agent and/or principal, pursuant to which the Company may issue and sell, from time to time, through or to Citigroup, shares of the Company's common stock having an aggregate offering price of up to $75,000 in an “at-the-market” offering program (the “ATM Program”). On September 9, 2016, the Company entered into an amended and restated equity distribution agreement with Citigroup for the primary purpose of increasing from $75,000 to $110,000, the aggregate offering price of shares of common stock available for issuance and sale in the ATM Program. On December 21, 2016, the Company entered

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Stockholders' Equity (continued)

into a second amended and restated equity distribution agreement with Citigroup, for the primary purpose of increasing from $110,000 to $200,000, the aggregate offering price of shares of common stock available for issuance and sale in the ATM program.
The following table summarizes the activity under the ATM Program for the periods presented:

	Year ended December 31,	Year ended December 31,
(in 000s, except for per-share amounts)	2015	2016
Gross proceeds	$6,943	$103,591
Fees and issuance costs	$493	$2,612
Net proceeds	$6,450	$100,979
Shares issued	1,561,902	31,064,434
Other
As of December 31, 2016, third parties held outstanding warrants, which expire in 2020, to purchase equity interests in NG Advantage. Such warrants allow the purchase of up to 127,200 NG Advantage common units and are accounted for as liability-classified warrants. The fair value was $561 and $581 as of December 31, 2015 and 2016, respectively (see Note 5 for additional information) and the gain (loss) from the change in fair value was $0, $69 and $(21) for the years ended December 31, 2014, 2015 and 2016, respectively.
Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the consolidated statements of operations:

	Years Ended December 31,
	2014	2015	2016
Stock-based compensation expense, net of $0 tax in 2014, 2015 and 2016	$11,514	$10,779	$8,092
Equity Incentive Plans
In December 2002, the Company adopted its 2002 Stock Option Plan ("2002 Plan").
In December 2006, the Company adopted its 2006 Equity Incentive Plan ("2006 Plan"), which became effective on May 24, 2007, the date the Company completed its initial public offering of common stock. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan. Unissued awards under the 2002 Plan are available for future grant under the 2006 Plan. If any outstanding option under the 2002 Plan expires or is canceled, the shares allocable to the unexercised portion of that option will be added to the share reserve under the 2006 Plan and will be available for grant under the 2006 Plan.
In May 2016, the Company adopted its 2016 Performance Incentive Plan ("2016 Plan"), which became effective on May 26, 2016, the date of approval of the 2016 Plan by the Company's stockholders. The 2006 Plan became unavailable for new awards upon the effectiveness of the 2016 Plan. Unissued awards under the 2002 and 2006 Plans are not available for future grant under the 2016 Plan. If any outstanding award under the 2002 and 2006 Plans expires or is canceled, the shares allocable to the unexercised portion of that award will be added to the share reserve under the 2016 Plan and will be available for grant under the 2016 Plan. As of December 31, 2016, the Company had 6,112,582 shares available for future grant under the 2016 Plan.
Stock Options
The following table summarizes the Company's stock option activity:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Stockholders' Equity (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options Outstanding as of December 31, 2013	11,526,998	$11.79
Granted	957,000	10.23
Exercised	(468,279)	3.78
Forfeited or Expired	(529,418)	13.40
Options Outstanding as of December 31, 2014	11,486,301	$11.91
Granted	1,415,200	5.39
Exercised	(608,279)	2.96
Forfeited or Expired	(805,284)	14.04
Options Outstanding as of December 31, 2015	11,487,938	$11.44
Granted	284,750	3.63
Exercised	—	—
Forfeited or Expired	(304,892)	11.30
Options Outstanding as of December 31, 2016	11,467,796	$11.25	3.99	—
Options Exercisable as of December 31, 2016	10,176,324	$11.96	3.41	—
Options Vested and Expected to Vest as of December 31, 2016	11,351,637	$11.30	3.88	—
As of December 31, 2016, there was $2,794 of total unrecognized compensation cost related to unvested shares underlying outstanding stock options. That cost is expected to be expensed over a remaining weighted average period of 1.68 years. The total fair value of shares vested during the year ended December 31, 2016 was $2,544.
The intrinsic value of all stock options exercised during the year ended December 31, 2014, 2015 and 2016 was $2,568, $2,197 and $0 respectively.
The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Years Ended December 31,
	2014	2015	2016
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.3% to 67.0%	59.2% to 72.0%	61.1% to 70.8%
Risk-free interest rate	1.1% to 1.8%	1.7% to 1.8%	1.2% to 2.0%
Expected life in years	6.0	6.0	6.0
The weighted-average grant date fair values of stock options granted during the years ended December 31, 2014, 2015 and 2016, were $5.32, $3.29 and $2.30, respectively. The volatility amounts used were estimated based on the Company's historical and implied volatility of its traded options. The expected lives used were based on historical exercise periods and the Company's anticipated exercise periods for its outstanding stock options. The risk free interest rates used were based on the U.S. Treasury yield curve for the expected life of the stock options at the time of grant. The Company recorded $7,286, $5,195 and $2,561 of stock option expense during the years ended December 31, 2014, 2015 and 2016, respectively. The Company has not recorded any tax benefit related to its stock option expense.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Stockholders' Equity (continued)

Market-Based Performance Restricted Stock Units
The Company granted 2,034,500 market-based performance restricted stock units ("Market-Based RSUs") to certain key employees during 2012 and 2014. A holder of Market-Based RSUs will receive one share of the Company's common stock for each Market-Based RSU held if (x) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company's common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company's common stock on the Market-Based RSU grant date (the "Stock Price Condition") and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs are automatically forfeited. As a result, as of December 31, 2016, Market-Based RSUs granted in January and May 2012 and entitling the holders to receive 1,605,500 shares of the Company’s common stock had been forfeited for failure to satisfy the applicable Stock Price Condition.
The Market-Based RSUs are subject to the terms and conditions of the 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.
The following table summarizes the Company's Market-Based RSU activity:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU Outstanding as of December 31, 2013	1,545,000	$11.42
Granted	489,500	8.26
Vested	—	—
Forfeited or Expired	(265,500)	10.62
RSU Outstanding as of December 31, 2014	1,769,000	$10.67
Granted	—	—
Vested	—	—
Forfeited or Expired	—	—
RSU Outstanding as of December 31, 2015	1,769,000	$10.67
Granted	—	—
Vested	—	—
Forfeited or Expired	(1,340,000)	11.44
RSU Outstanding and Unvested as of December 31, 2016	429,000	$8.26	1.09
RSU Expected to Vest as of December 31, 2016	—	—	0.00
As of December 31, 2016, there was $0 of total unrecognized compensation cost related to unvested shares underlying outstanding Market-Based RSUs.
The Company recorded $2,556, $1,770 and $169 of expense during the years ended December 31, 2014, 2015 and 2016, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.
Service-Based Restricted Stock Units
The Company has granted service-based restricted stock units ("Service-Based RSUs") to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The Service-Based RSUs are subject to the terms and conditions of the 2006 and 2016 Plans and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Stockholders' Equity (continued)

The following table summarizes the Company's Service-Based RSU activity:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU Outstanding as of December 31, 2013	45,836	$13.09
Granted	792,500	5.54
Vested	(15,584)	13.09
Forfeited or expired	—	—
RSU Outstanding as of December 31, 2014	822,752	$5.82
Granted	1,167,750	5.38
Vested	(283,726)	5.94
Forfeited or expired	(56,000)	5.57
RSU Outstanding as of December 31, 2015	1,650,776	$5.50
Granted	850,125	3.63
Vested	(726,687)	5.53
Forfeited or expired	(130,910)	4.91
RSU Outstanding and Unvested as of December 31, 2016	1,643,304	$4.56	1.19
RSU Expected to Vest as of December 31, 2016	1,545,222	$4.56	0.99
As of December 31, 2016, there was $5,799 of total unrecognized compensation cost related to unvested shares underlying outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted average period of 1.21 years.
The Company recorded $365, $2,622 and $4,395 of expense during the years ended December 31, 2014, 2015 and 2016, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.
The fair value of each Service-Based RSU granted during the year ended December 31, 2016 was estimated using the closing stock price of the Company's common stock on the date of grant.
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
The Company recorded $67, $50 and $51 of expense related to the ESPP during the years ended December 31, 2014, 2015 and 2016, respectively. The Company has not recorded any tax benefits related to its ESPP expense. As of December 31, 2016, the Company had issued an aggregate of 199,884 shares pursuant to the ESPP.
Non-Qualified Non-Public Subsidiary Unit Options
In September 2013, the Company's wholly owned subsidiary Renewables adopted a unit option plan (the "Clean Energy Renewables Plan"). 150,000 Class B units representing membership interests in Renewables were initially reserved for issuance under the Clean Energy Renewables Plan.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(12) Stockholders' Equity (continued)

The following table summarizes Renewables' unit option activity:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options Outstanding as of December 31, 2013	115,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Options Outstanding as of December 31, 2014	115,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(7,000)	40.80
Options Outstanding as of December 31, 2015	108,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Options Outstanding and Exercisable as of December 31, 2016	108,000	$40.80	6.72	$94.62
As of December 31, 2016, there was $0 of total unrecognized compensation cost related to unvested units underlying outstanding unit options.
The grant date fair value of unit options granted in September 2013 was $31.65, which was determined contemporaneously with the unit option grants. The volatility amount used was estimated based on the historical volatility of a certain peer group of Renewables for a period commensurate with the expected life of the unit options granted. The expected life used was Renewables' anticipated exercise periods for its outstanding unit options. The risk free interest rate used was based on the U.S. Treasury yield curve for the expected life of the unit options at the time of grant. Renewables recorded $1,240, $1,115 and $803 of unit option expense during the years ended December 31, 2014, 2015 and 2016, respectively. Renewables has not recorded any tax benefit related to its unit option expense.
(13) Income Taxes
The components of income (loss) before income taxes for the years ended December 31, 2014, 2015 and 2016 are as follows:

	2014	2015	2016
U.S.	$(64,913)	$(111,437)	$7,150
Foreign	(24,871)	(22,407)	(19,535)
Total loss before income taxes	$(89,784)	$(133,844)	$(12,385)
The provision for income taxes consists of the following:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(13) Income Taxes (Continued)

	2014	2015	2016
Current:
Federal	$190	$9	$(226)
State	238	248	93
Foreign	1,017	912	567
Total current	1,445	1,169	434
Deferred:
Federal	29	337	478
State	(10)	71	75
Foreign	(389)	37	352
Total deferred	(370)	445	905
Total	$1,075	$1,614	$1,339
Income tax expense for the years ended December 31, 2014, 2015 and 2016 differs from the "expected" amount computed using the federal income tax rate of 35% as a result of the following:

	2014	2015	2016
Computed expected tax (benefit)	$(30,415)	$(46,846)	$(4,335)
Nondeductible expenses	10,690	24,998	5,971
Tax rate differential on foreign earnings	5,733	3,701	720
Tax credits	(8,286)	(9,988)	(9,331)
Other	(1,121)	(372)	833
Change in valuation allowance	24,474	30,121	7,481
Total tax expense	$1,075	$1,614	$1,339
During the year ended December 31, 2014, federal tax legislation enacted VETC through December 31, 2014 with retroactive effect to January 1, 2014, and during the year ended December 31, 2015, federal tax legislation enacted VETC through December 31, 2016 with retroactive effect to January 1, 2015. Additionally, in 2013 federal tax guidance was issued that clarified that the VETC in excess of the Company's fuel tax obligation, which is collected from customers, can be excluded from taxable income. The Company recorded a federal tax benefit of $8,221, $9,298 and $9,112 related to the exclusion of VETC associated with 2014, 2015 and 2016 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company's deferred tax asset attributed to its federal net operating loss carryforwards and the Company's deferred tax asset valuation allowance.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2015 and 2016 are as follows:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(13) Income Taxes (Continued)

	2015	2016
Deferred tax assets:
Accrued expenses	$4,512	$4,566
Sales-type leases	154	55
Alternative minimum tax and general business credits	5,780	6,137
Stock option expense	23,113	26,154
Other	2,283	1,168
Loss carryforwards	174,157	181,884
Total deferred tax assets	209,999	219,964
Less valuation allowance	(189,203)	(195,968)
Net deferred tax assets	20,796	23,996
Deferred tax liabilities:
Depreciation and amortization	(17,398)	(19,364)
Goodwill	(4,600)	(5,599)
Partnership income	(293)	(1,432)
Total deferred tax liabilities	(22,291)	(26,395)
Net deferred tax liabilities	$(1,495)	$(2,399)
As of December 31, 2016, the Company had federal, state and foreign net operating loss carryforwards of approximately $447,788, $329,058 and $79,148, respectively. The Company's federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2017 and 2028, respectively. The Company also has federal tax credit carryforwards of $5,907 that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.
In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2015 and 2016, the Company provided a valuation allowance of $189,203, and $195,968, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The net increase in the valuation allowance for the years ended December 31, 2015 and 2016 was $28,767, and $6,765, respectfully. The changes in the valuation allowance were primarily attributable to operating losses incurred in certain jurisdictions for which a full valuation allowance was established.
As of December 31, 2016, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $4,568 resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States. Unrecognized deferred taxes on remittance of these funds are not expected to be material.
The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $49,602 at December 31, 2016 including $692 of tax benefits that, if recognized, would reduce the Company's annual effective tax rate. The remaining $48,910, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(13) Income Taxes (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2015 and 2016:

Unrecognized tax benefit—December 31, 2014	$21,974
Gross increases—tax positions in current year	5,523
Gross increases—tax positions in prior years	—
Unrecognized tax benefit—December 31, 2015	27,497
Gross increases—tax positions in current year	4,556
Gross increases—tax positions in prior years	17,549
Unrecognized tax benefit—December 31, 2016	$49,602
The increase in the Company's unrecognized tax benefits during the years ended December 31, 2015 and 2016 is primarily attributable to the portion of VETC revenue that was offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during 2015 and 2016. The Company believes the portion of VETC revenue that is offset by the fuel tax the Company collects from its customers can be excluded from taxable income, although the ultimate outcome of this tax position is uncertain.
The Company increased its reserve for unrecognized tax positions in the year ended December 31, 2016. As unrecognized tax positions are not recognized for financial reporting purposes, this position does not have an impact on the balance sheet, statement of operations or statement of cash flows. If this position were to be sustained, then there would be an increase in the Company's deferred tax assets attributed to its federal and state net operating loss carryforwards, as well as an increase to the amount of the Company's deferred tax asset valuation allowance. The increase in the Company's reserve for unrecognized tax positions was attributable to the write-off of unamortized debt issuance costs resulting from the Company's termination of its Credit Agreement with GE on December 15, 2015. Although the ultimate outcome of this tax position is uncertain, the Company believes that this non-cash charge can be deducted in determining its U.S. taxable income for the year ended December 31, 2015.
FASB authoritative guidance requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount ultimately to be paid. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. In addition to the unrecognized tax benefits noted above, the Company accrued $178 and $241 of interest expense as of December 31, 2015 and 2016, respectively. The Company recognized interest expense related to uncertain tax positions of $54, $58 and $62 for the years ended December 31, 2014, 2015 and 2016, respectively.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years for 2012 through 2016 are subject to examination by various tax authorities. While the Company is no longer subject to U.S. examination for years before 2013, and for state tax examinations for years before 2012, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income.
A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of an uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest and penalties, in light of changing facts and circumstances. The amount of penalties accrued is immaterial. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve, or there could be a change in the amount of the Company's net operating loss. The resolution of a matter would be recognized as an adjustment to the provision for income taxes at the effective tax rate in the period of resolution. The Company does not expect a significant increase or decrease in its uncertain tax positions within the next twelve months.
(14) Commitments and Contingencies
Environmental Matters
The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations that would have a material impact on the Company's

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(14) Commitments and Contingencies (Continued)

consolidated financial position, results of operations or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local and foreign environmental laws and regulations.
Litigation, Claims and Contingencies
The Company may become party to various legal actions in the ordinary course of its business. The Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the liabilities that the Company may incur resulting from any of these lawsuits and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity. The Company, however, does not anticipate such an outcome and believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
Operating Lease Commitments
The Company leases facilities, including the land for its LNG production plant in Boron, California and certain equipment under noncancelable operating leases expiring at various dates through 2038. The following schedule represents the future minimum lease obligations for all noncancelable operating leases as of December 31, 2016:

Fiscal year:
2017	$8,055
2018	6,685
2019	6,287
2020	5,575
2021	4,195
Thereafter	17,801
Total future minimum lease payments	$48,598
Rent expense, including variable rent, totaled $10,140, $8,629, and $11,058 for the years ended December 31, 2014, 2015 and 2016, respectively.
Long-Term Take-or-Pay Natural Gas Supply Contracts
In October 2007, the Company entered into an LNG supply contract with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) ("DGS") to purchase LNG, on a take-or-pay basis, starting in March 2010 and expiring in March 2020. For the years ended December 31, 2014, 2015 and 2016, the Company paid approximately $14,267, $11,852, and $9,692 respectively, under this contract. As of December 31, 2016, the fixed commitments under this contract totaled approximately $3,614, $3,614, $3,614 and $901 for the years ending December 31, 2017, 2018, 2019 and 2020 respectively.
During 2015, the Company entered into a CNG supply contract with Jacksonville Transit Authority ("JTA") to purchase CNG, on a take-or-pay basis, starting in January 2016 and expiring in December 2020. As of December 31, 2016, the fixed commitments under the JTA contract totaled approximately $203, $313, $429 and $548 for the years ending December 31, 2017, 2018, 2019 and 2020, respectively.
(15) Capitalized Lease Obligation and Receivables
The Company leases equipment under capital leases with a weighted-average interest rate of 8.7%. As of December 31, 2016, future payments under these capital leases are as follows:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(15) Capitalized Lease Obligation and Receivables (Continued)

2017	$2,319
2018	1,887
2019	1,777
2020	575
2021	338
Thereafter	295
Total minimum lease payments	7,191
Less amount representing interest	(1,163)
Future minimum lease payments	6,028
Less current portion	(1,890)
Capital lease obligations, less current portion	$4,138
The value of the equipment under capital lease as of December 31, 2015 and 2016 was $8,970 and $10,168, with related accumulated amortization of $2,766 and $4,073, respectively.
The Company also leases certain fueling station equipment to certain customers under sales-type leases at a weighted average effective interest rate of 12.1%. The leases are payable in varying monthly installments through September 2030.
As of December 31, 2016, future receipts under these leases are as follows:

2017	$380
2018	251
2019	186
2020	186
2021	186
Thereafter	1,612
Total	2,801
Less amount representing interest	(1,394)
$1,407
(16) 401(k) Plan
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans that are subject to limitations. For the years ended December 31, 2014, 2015 and 2016 the Company contributed approximately $1,040, $304, and $1,527 of matching contributions to the Savings Plan, respectively.
(17) Geographic Information
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

The Company operates in a single segment to sell natural gas. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by information about revenue disaggregated by geographic region. The assessment of operating results and the allocation of resources among the components of the business by the CODM are made

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(17) Geographic Information (Continued)

on a project by project basis, rather than on a component-by-component basis, and are based on evaluating the economics of a mix of products and services for a customer.
The table below presents the Company's revenue, operating income (loss) and long-lived assets by geographic area. Several of the Company's functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exists among the Company's geographic areas. Geographic revenue data reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology. Accordingly, revenue, operating income (loss), and long-lived assets shown for each geographic area may not be the amounts that would have been reported if the geographic areas were independent of one another. Revenue by geographic area is based on where services are rendered and finished goods are sold. Operating income (loss) by geographic area is based on the location of the entity selling the finished goods or providing the services. Long-lived assets by geographic area is based on the location of the assets.

	2014	2015	2016
Revenue:
United States	$360,881	$330,003	$378,497
Canada	16,241	21,818	11,502
Other	51,818	32,499	12,657
Total revenue	$428,940	$384,320	$402,656
Operating income (loss):
United States	$(41,543)	$(33,067)	$(8,693)
Canada	(3,087)	(4,980)	(4,212)
Other	(9,734)	(3,576)	(4,732)
Total operating income (loss)	$(54,364)	$(41,623)	$(17,637)
Long-lived assets:
United States	$582,028	$582,644	$547,279
Canada	85,984	68,292	66,191
Other	6,854	5,693	5,646
Total long-lived assets	$674,866	$656,629	$619,116
The Company's goodwill and intangible assets as of December 31, 2014, 2015 and 2016 relate to its United States operations, including the operations of Clean Energy Compression, Clean Energy Cryogenics and NG Advantage (beginning on October 14, 2014, see Note 2).
(18) Concentrations
During the years ended December 31, 2014, 2015 and 2016, two, three and four suppliers, respectively, each accounted for 10% or more of the Company's natural gas expense related to LNG and CNG purchases.
During the years ended December 31, 2014, 2015 and 2016, no single customer accounted for 10% or more of the Company's total revenue.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except share and per share data)

(19) Subsequent Events
The Company has evaluated subsequent events and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as listed below.

On February 27, 2017, Renewables entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business, including Renewables' two existing RNG production facilities and its interest in the RNG Ventures (collectively, the “RNG Assets”) in exchange for $155,000 in cash and the right to receive up to an additional $25,000 in cash if certain performance criteria relating to the Assets are met (the “Asset Sale”). Subject to the satisfaction of customary closing conditions, including, among others, the receipt of required governmental and third-party consents and approvals, the Asset Sale is expected to close on or before March 31, 2017. In addition, we will collect royalties on gas purchased from BP and sold as Redeem at our stations. This royalty payment is in addition to any payment obligation of BP under the APA. At the closing of the Asset Sale, BP will pay $30,000 of the closing purchase price in cash and deliver to Renewables a promissory note for $125,000 to be paid on April 3, 2017. Following completion of the Asset Sale, the Company, through Renewables, will continue to obtain RNG from third-party producers, including RNG produced from the production facilities to be sold in the Asset Sale and sold to Renewables under a long-term supply contract, and resell such RNG through its natural gas fueling infrastructure as Redeem™, the Company’s RNG vehicle fuel.

In February 2017, the Company purchased from Pickens, the 7.5% Note due July 2018 having an outstanding principal amount of $25,000 held by Pickens for a cash purchase price of $21,750.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of our disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and

Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation on our internal control over financial reporting, which is included in Part II, Item 8 of this report.
Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements.
The following items are filed in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules.
The financial statement schedule set forth below is filed as a part of this report. All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
Schedule II: Valuation and Qualifying Accounts

	Allowances for Doubtful Trade Receivables	Allowance for Doubtful Notes Receivables
Balance as of December 31, 2013	$832	$2,416
Charges (benefit) to operations	387	890
Deductions	(467)	(456)
Balance as of December 31, 2014	752	2,850
Charges (benefit) to operations	1,514	1,142
Deductions	(371)	(2)
Balance as of December 31, 2015	1,895	3,990
Charges (benefit) to operations	1,107	1,617
Deductions	(1,939)	(4,377)
Balance as of December 31, 2016	$1,063	$1,230

(a)(3) Exhibits.
The information required by this Item 15(a)(3) is set forth on the exhibit index that immediately follows the signature page to this report and is incorporated herein by reference.

Item 16.    Form 10-K Summary.

We have elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.
By:	/s/ ANDREW J. LITTLEFAIR

Andrew J. Littlefair President and Chief Executive Officer
Date: March 7, 2017
POWER OF ATTORNEY
IN WITNESS WHEREOF, each person whose signature appears below constitutes and appoints Andrew J. Littlefair and Robert M. Vreeland as his true and lawful agent, proxy and attorney-in-fact, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on and sign any amendments to this report, with exhibits thereto and other documents in connection therewith, (ii) act on and sign such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and in each case file the same with the Securities and Exchange Commission, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2017
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2017
Robert M. Vreeland

/s/ WARREN I. MITCHELL	Chairman of the Board and Director	March 7, 2017
Warren I. Mitchell

/s/ VINCENT C. TAORMINA	Director	March 7, 2017
Vincent C. Taormina

/s/ JOHN S. HERRINGTON	Director	March 7, 2017
John S. Herrington

/s/ JAMES C. MILLER III	Director	March 7, 2017
James C. Miller III

/s/ BOONE PICKENS	Director	March 7, 2017
Boone Pickens

/s/ JAMES E. O'CONNOR	Director	March 7, 2017
James E. O'Connor

/s/ KENNETH M. SOCHA	Director	March 7, 2017
Kenneth M. Socha

/s/ STEPHEN A. SCULLY	Director	March 7, 2017
Stephen A. Scully

EXHIBIT INDEX

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
3.1
Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.
		Filed as Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	August 7, 2014

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.11	Indenture dated September 16, 2013, between the Registrant and U.S. Bank National Association.	Filed as Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

4.12	Form of 5.25% Convertible Senior Note due 2018.	Included with Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

10.4+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.6+	Stock Option Agreement dated May 18, 2006 between the Registrant and G. Michael Boswell.	Filed as Exhibit 99.3 to the Registration Statement on Form S-8.	August 14, 2007

10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

10.63+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.80	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.81	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.83	Note Purchase Agreement dated June 14, 2013, among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8-K.	June 18, 2013

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.84	Loan Agreement dated June 14, 2013, between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8-K.	June 18, 2013

10.85	Loan Agreement dated June 14, 2013, between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8-K.	June 18, 2013

10.86	Registration Rights Agreement dated June 14, 2013, among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8-K.	June 18, 2013

10.87	Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8-K.	June 28, 2013

10.90+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.91+	Clean Energy Renewable Fuels, LLC Unit Option Plan, Form of Notice of Option Award and Option Agreement.	Filed as Exhibit 10.91 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.	November 7, 2013

10.92†	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010, between Clean Energy and Pilot Travel Centers, LLC.	Filed as Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2013.	February 27, 2014

10.93	Loan Agreement dated March 1, 2014, between Canton Renewables, LLC and Michigan Strategic Fund.	Filed as Exhibit 10.93 to the Current Report on Form 8-K.	March 21, 2014

10.94	Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 10.94 to the Current Report on Form 8-K.	October 15, 2014

10.95	Purchase Agreement dated October 14, 2014, between Clean Energy and NG Advantage, LLC.	Filed as Exhibit 10.95 to the Report on Form 8-K.	October 15, 2014

10.96	Lease dated October 14, 2014, between Clean Energy and NG Advantage, LLC.	Filed as Exhibit 10.96 to the Report on Form 8-K.	October 15, 2014

10.102+	Employment Agreement dated January 1, 2013 between the Registrant and Peter J. Grace.	Filed as Exhibit 10.102 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.103+	Amended and Restated 2006 Equity Incentive Plan - Form of Notice of Stock Unit Award.	Filed as Exhibit 10.103 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.104+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.105+	Employment Agreement dated May 1, 2015 between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.105 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.106+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.107+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.108+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

10.109+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.110+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Peter J. Grace.	Filed as Exhibit 10.110 to the Current Report on Form 8‑K.	December 31, 2015

10.111	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.111 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.112	Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust.	Filed as Exhibit 10.112 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.113	Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.113 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.114+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	March 27, 2016

10.115	Form of 7.5% Notes Exchange Agreement.	Filed as Exhibit 10.115 to the Current Report on Form 8-K.	July 15, 2016

10.116	Form of 5.25% Notes Exchange Agreement.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.117+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.118+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.119	Loan Modification Agreement dated October 31, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.	November 3, 2016

10.120	Note Repurchase Agreement dated February 6, 2017, by and between the Registrant and T. Boone Pickens.	Filed as Exhibit 10.119 to the Current Report on Form 8-K.	February 6, 2017

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
24.1*	Power of Attorney (included on the signature page to this report).

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

99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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