Form 10-Q
period 2017-03-31
Clean Energy Fuels Corp.
filed 2017-05-04
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 27, 2017, there were 150,496,403 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2016	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$36,119	$47,125
Restricted cash	6,996	253
Short-term investments	73,718	50,803
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $1,006 as of December 31, 2016 and March 31, 2017, respectively	79,432	68,123
Other receivables	21,934	19,861
Note receivable	—	123,487
Inventory	29,544	28,711
Prepaid expenses and other current assets	14,021	12,656
Total current assets	261,764	351,019
Land, property and equipment, net	483,923	433,317
Notes receivable and other long-term assets, net	16,377	15,244
Investments in other entities	3,475	2,606
Goodwill	93,018	66,777
Intangible assets, net	38,700	37,496
Total assets	$897,257	$906,459
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$5,943	$4,132
Accounts payable	23,637	17,220
Accrued liabilities	52,601	53,694
Deferred revenue	7,041	7,212
Total current liabilities	89,222	82,258
Long-term portion of debt and capital lease obligations	241,433	211,251
Long-term debt, related party	65,000	40,000
Other long-term liabilities	7,915	5,338
Total liabilities	403,570	338,847
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 145,538,063 shares and 149,722,174 shares at December 31, 2016 and March 31, 2017, respectively	15	15
Additional paid-in capital	1,090,361	1,103,124
Accumulated deficit	(603,836)	(543,273)
Accumulated other comprehensive loss	(17,675)	(16,741)
Total Clean Energy Fuels Corp. stockholders’ equity	468,865	543,125
Noncontrolling interest in subsidiary	24,822	24,487
Total stockholders’ equity	493,687	567,612
Total liabilities and stockholders’ equity	$897,257	$906,459
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended March 31,
	2016	2017
Revenue:
Product revenue	$83,992	$76,229
Service revenue	11,790	13,262
Total revenue	95,782	89,491
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	53,371	54,597
Service cost of sales	5,884	6,264
Selling, general and administrative	25,595	23,773
Depreciation and amortization	14,961	15,317
Total operating expenses	99,811	99,951
Operating loss	(4,029)	(10,460)
Interest expense	(9,301)	(4,911)
Interest income	141	192
Other income (expense), net	250	(167)
Loss from equity method investments	(74)	(36)
Gain from extinguishment of debt	15,923	3,195
Gain from sale of certain assets of subsidiary	—	70,648
Income before income taxes	2,910	58,461
Income tax benefit (expense)	(381)	2,263
Net income	2,529	60,724
Loss attributable to noncontrolling interest	299	335
Net income attributable to Clean Energy Fuels Corp.	$2,828	$61,059
Income per share:
Basic	$0.03	$0.41
Diluted	$0.03	$0.40
Weighted-average common shares outstanding:
Basic	97,178,768	148,847,503
Diluted	99,821,844	152,972,153
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2017	2016	2017	2016	2017
Net income	$2,828	$61,059	$(299)	$(335)	$2,529	$60,724

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2016 and 2017	6,515	360	—	—	6,515	360
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2016 and 2017	(635)	579	—	—	(635)	579
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2016 and 2017	67	(5)	—	—	67	(5)
Total other comprehensive income	5,947	934	—	—	5,947	934
Comprehensive income	$8,775	$61,993	$(299)	$(335)	$8,476	$61,658

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income	$2,529	$60,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,961	15,317
Provision for doubtful accounts, notes and inventory	665	409
Stock-based compensation expense	2,419	1,910
Amortization of debt issuance cost	467	240
Gain on extinguishment of debt	(15,923)	(3,195)
Gain from sale of certain assets of subsidiary	—	(70,648)
Changes in operating assets and liabilities:
Accounts and other receivables	35,935	18,604
Inventory	(748)	162
Prepaid expenses and other assets	(794)	1,400
Restricted cash	(5,122)	—
Accounts payable	(3,483)	(7,439)
Accrued expenses and other	(4,139)	(16,084)
Net cash provided by operating activities	26,767	1,400
Cash flows from investing activities:
Purchases of short-term investments	(39,783)	(30,720)
Maturities and sales of short-term investments	66,894	53,517
Purchases and deposits on property and equipment	(5,246)	(7,579)
Loans made to customers	(849)	(784)
Payments on and proceeds from sales of loans receivable	234	319
Restricted cash	587	1,342
Cash received from sale of certain assets of subsidiary, net of cash transferred	—	28,993
Investments in other entities	—	(1,928)
Net cash provided by investing activities	21,837	43,160
Cash flows from financing activities:
Issuances of common stock	22,052	10,767
Fees paid for issuances of common stock	(680)	(46)
Proceeds from debt instruments	306	6,291
Proceeds from revolving line of credit	50,003	—
Repayment of borrowing under revolving line of credit	(4)	(23,500)
Repayment of capital lease obligations and debt instruments	(77,892)	(27,250)
Net cash used in financing activities	(6,215)	(33,738)
Effect of exchange rates on cash and cash equivalents	1,126	184
Net increase in cash and cash equivalents	43,515	11,006
Cash and cash equivalents, beginning of period	43,724	36,119
Cash and cash equivalents, end of period	$87,239	$47,125
Supplemental disclosure of cash flow information:
Income taxes paid	$196	$54
Interest paid, net of approximately $135 and $35 capitalized, respectively	6,505	3,324
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
The Company's principal business is supplying compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas ("RNG") (which can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for natural gas fueling stations. As a comprehensive solution provider, the Company also designs, builds, operates, and maintains fueling stations; manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; procures and sells RNG; sells tradable credits it generates by selling natural gas and RNG as a vehicle fuel, including credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives.
Basis of Presentation  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income and cash flows as of and for the three months ended March 31, 2016 and 2017. All intercompany accounts and transactions have been eliminated in consolidation. The three month periods ended March 31, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year.
Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2017.
Reclassifications Certain prior period line items in the condensed consolidated statements of operations and condensed consolidated statements of cash flows have been reclassified to conform to the classifications used to prepare the condensed consolidated financial statements for the period ended March 31, 2017. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Use of Estimates  The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.
Note 2—Acquisitions and Divestitures
On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “Asset Sale”), consisting of Renewables’ two existing RNG production facilities, Renewables’ interest in the RNG Ventures and Renewables’ third-party RNG supply contracts (the “Assets”). The Asset Sale was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed the obligations under the Canton Bonds (as defined in Note 12), which totaled $8,820 as of March 31, 2017.

On March 31, 2017 BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487 (the promissory note was paid in full on April 3, 2017). In addition, BP is obligated to pay Renewables $2,024 related to the determination of certain post-closing adjustments. As defined in the APA, the valuation date of the Asset Sale was January 1, 2017, and as such the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the Asset Sale was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the condensed consolidated statement of operations for the three months ended March 31, 2017.

In addition, under the APA, BP is required, following the closing of the Asset Sale, to pay Renewables up to an additional $25,000 in cash over a five-year period if certain performance criteria relating to the Assets are met.

The Company incurred $3,695 in transaction fees in connection with the Asset Sale, and subsequent to March 31, 2017, the Company paid $8,605 in cash and issued 770,269 shares valued at $1,964, of the Company's common stock to holders of options to purchase membership units in Renewables. The net proceeds from the Asset Sale were $143,211. The BP Note delivered to Renewables in connection with the Asset Sale was excluded from the Company's condensed consolidated statement of cash flows as it is a non-cash investing activity.

Following completion of the Asset Sale, Renewables and the Company are continuing to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through the Company's natural gas fueling infrastructure as Redeem™, the Company's RNG vehicle fuel. The Company also collects royalties from BP on gas purchased from BP and sold as Redeem at the Company's stations, which royalty is in addition to any payment obligation of BP under the APA.
The Asset Sale resulted in a total gain of $70,648 that was recorded in gain from sale of certain assets of subsidiary in the Company's condensed consolidated statement of operations for the three months ended March 31, 2017. Included in the determination of the total gain is goodwill of $26,576 that was allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the reporting unit that was retained.
The Company determined that the Asset Sale did not meet the definition of a discontinued operation because the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company's strategy.
Note 3—Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $34,439 and $44,963 at December 31, 2016 and March 31, 2017, respectively.
Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash at December 31, 2016 and March 31, 2017 consisted of the following:

	December 31, 2016	March 31, 2017
Short-term restricted cash:
Standby letters of credit	$1,753	$253
Canton Bonds (see Note 12)	3,665	—
Held in escrow	1,578	—
Total short-term restricted cash	$6,996	$253

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
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2017, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$8,791	$(4)	$8,787
Corporate bonds	21,517	(7)	21,510
Certificate of deposits	43,421	—	43,421
Total short-term investments	$73,729	$(11)	$73,718
Short-term investments as of March 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Municipal bonds and notes	$9,124	$(1)	$9,123
Corporate bonds	14,540	(3)	14,537
Certificate of deposits	27,143	—	27,143
Total short-term investments	$50,807	$(4)	$50,803
Note 6—Fair Value Measurements
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
As of March 31, 2017, the Company's financial instruments consisted of available-for-sale securities, liability-classified warrants, and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values as of December 31, 2016 and March 31, 2017. See Note 12 for further information about the Company's debt instruments. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2016 and March 31, 2017, respectively.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2017, respectively:

Description	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$8,787	$—	$8,787	$—
Corporate bonds	21,510	—	21,510	—
Certificate of deposits	43,421	—	43,421	—
Liabilities:
Warrants(2)	581	—	—	581

Description	Balance at March 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$9,123	$—	$9,123	$—
Corporate bonds	14,537	—	14,537	—
Certificate of deposits	27,143	—	27,143	—
Liabilities:
Warrants(2)	593	—	—	593

(1) Included in short-term investments in the condensed consolidated balance sheets. See Note 5 for further information.
(2) Included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the three months ended March 31, 2016 and 2017. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.
Note 7—Other Receivables
Other receivables as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31, 2016	March 31, 2017
Loans to customers to finance vehicle purchases	$7,416	$7,702
Accrued customer billings	4,308	6,978
Fuel tax credits	6,358	—
Other	3,852	5,181
Total other receivables	$21,934	$19,861
Note 8—Inventory
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
Inventories as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31, 2016	March 31, 2017
Raw materials and spare parts	$24,843	$22,849
Work in process	845	2,634
Finished goods	3,856	3,228
Total inventories	$29,544	$28,711
Note 9—Land, Property and Equipment
Land, property and equipment as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31, 2016	March 31, 2017
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants (1)	47,545	—
Station equipment	341,605	321,269
Trailers	54,985	57,357
Other equipment	93,118	93,873
Construction in progress	117,662	118,576
	752,407	688,567
Less: accumulated depreciation	(268,484)	(255,250)
Total land, property and equipment, net	$483,923	$433,317
(1) The RNG plants were sold in connection with the Asset Sale (See Note 2 for further information).
Included in land, property and equipment are capitalized software costs of $25,728 and $25,791 as of December 31, 2016 and March 31, 2017, respectively. The accumulated amortization of the capitalized software costs is $17,237 and $18,109 as of December 31, 2016 and March 31, 2017, respectively.
The Company recorded amortization expense related to the capitalized software costs of $938 and $872 during the three months ended March 31, 2016 and 2017, respectively.
As of March 31, 2016 and 2017, $6,077 and $2,884, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 10— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
RNG Ventures
In November 2016, Renewables entered into agreements to form joint ventures with Aria Energy Operating LLC ("Aria"), a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia. These joint ventures are referred to as the "RNG Ventures." Renewables' interest in the RNG Ventures was transferred to BP upon completion of the Asset Sale; however, Renewables retained the right to purchase 100% of the RNG that will be produced by the production facilities to be developed by the RNG Ventures for the vehicle fuels market.  The Company accounted for its interest in the RNG Ventures using the equity method of accounting as the Company had the ability to exercise significant influence over these operations. The Company had an investment balance of $833 and $0 in the RNG Ventures as of December 31, 2016 and March 31, 2017, respectively. See Note 2 for further information.

MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $74 and $36 for the three months ended March 31,

2016 and 2017, respectively. Additionally, on June 28, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company has an investment balance of $1,642 and $1,606 at December 31, 2016 and March 31, 2017, respectively.
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users. The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014.
The Company recorded a loss from the noncontrolling interest in NG Advantage of $299 and $335 for the three months ended March 31, 2016 and 2017, respectively. The noncontrolling interest was $24,822 and $24,487 as of December 31, 2016 and March 31, 2017, respectively.
Note 11—Accrued Liabilities
Accrued liabilities as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31, 2016	March 31, 2017
Accrued alternative fuels incentives (1)	$9,840	$10,158
Accrued employee benefits	4,317	3,308
Accrued interest	1,849	2,957
Accrued gas and equipment purchases	11,657	10,976
Accrued property and other taxes	4,572	3,808
Salaries and wages	12,293	4,665
Other (2)	8,073	17,822
Total accrued liabilities	$52,601	$53,694

(1)
Accrued liabilities include the amount of RINs and LCFS Credits and federal alternative fuels tax credit ("VETC") payable to third parties. VETC expired as of December 31, 2016 and is not included as of March 31, 2017. (See Note 17 for further information on VETC)

(2) Accrued liabilities as of March 31, 2017 include the accrual of transaction fees and awards of shares of the Company's common stock related to the Asset Sale (See Note 2 for further information).

Note 12—Debt
Debt and capital lease obligations as of December 31, 2016 and March 31, 2017 consisted of the following and are further discussed below:

	December 31, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	$150,000	$274	$149,726
5.25% Notes	110,450	1,088	109,362
PlainsCapital Bank Credit Facility	23,500	—	23,500
Canton Bonds	9,520	373	9,147
Capital lease obligations	6,028	—	6,028
NG Advantage debt	13,068	237	12,831
Other debt	1,782	—	1,782
Total debt and capital lease obligations	314,348	1,972	312,376
Less amounts due within one year	(6,126)	(183)	(5,943)
Total long-term debt and capital lease obligations	$308,222	$1,789	$306,433

	March 31, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes (1)	$125,000	$203	$124,797
5.25% Notes	110,450	926	109,524
Capital lease obligations	1,181	—	1,181
NG Advantage debt	18,499	222	18,277
Other debt	1,604	—	1,604
Total debt and capital lease obligations	256,734	1,351	255,383
Less amounts due within one year	(4,190)	(58)	(4,132)
Total long-term debt and capital lease obligations	$252,544	$1,293	$251,251

(1) Includes $65,000 and $40,000 in principal amount held by T. Boone Pickens ("Mr. Pickens"), as of December 31, 2016 and March 31, 2017, respectively, which is classified as “Long-term debt, related party” on the condensed consolidated balance sheet. See the description below for additional information.

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
On June 14, 2013 (the “Transfer Date”), Mr. Pickens and Green Energy Investment Holdings, LLC ("GEIH"), an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), and Chesapeake entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.

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
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of March 31, 2017.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 held by Mr. Pickens for a cash purchase price of $21,750. The Company's repurchase of this 7.5% Note resulted in a total gain of $3,191 for the three months ended March 31, 2017.
On February 21, 2017, GEIH transferred an additional $11,800 in principal amount of its 7.5% Notes to a third party.
As a result of the foregoing transactions, as of March 31, 2017, (i) Mr. Pickens held 7.5% Notes in the aggregate principal amount of $40,000, (ii) GEIH held 7.5% Notes in the aggregate principal amount of $68,200, and (iii) other third parties held 7.5% Notes in the aggregate principal amount of $16,800.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of March 31, 2017.
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
During the year ended December 31, 2016, the Company paid an aggregate of $84,344 in cash to repurchase and retire $114,550 in aggregate principal amount of the 5.25% Notes, together with $1,546 in accrued and unpaid interest thereon. Additionally, pursuant to a privately negotiated exchange agreement with certain holders of the 5.25% Notes, on May 4, 2016, the Company issued 6,265,829 shares of its common stock in exchange for an aggregate principal amount of $25,000 of 5.25% Notes held by such holders and accrued and unpaid interest thereon. The value of the shares of the Company's common stock issued to the holders of the 5.25% Notes in the exchange has been excluded from the Company's condensed consolidated statements of cash flows as it is a non-cash financing activity. The Company's repurchase and exchange of 5.25% Notes for the year ended December 31, 2016 resulted in a total gain of $35,239 recorded during the period. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and the Company has no further obligations under such notes.
PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (“LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility were due and payable on February 28, 2017. Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On October 31, 2016 the LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company has no amounts outstanding under the Credit Facility as of March 31, 2017.

The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the LSA. No events of default under the Plains Loan Documents had occurred as of March 31, 2017.

Canton Bonds
On March 19, 2014, Canton Renewables, LLC (“Canton”), a former subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC — Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the “Canton Bonds”).
The Canton Bonds were issued by the Michigan Strategic Fund (the “Issuer”) and the proceeds of such issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014.
On March 31, 2017, Canton was sold to BP in the Asset Sale (see Note 2). As a result, the Canton Bonds became the obligation of BP as of such date.
NG Advantage Debt
On May 12, 2016 and January 24, 2017, respectively, NG Advantage entered into a loan and security agreement (“LSA”) with Commerce Bank & Trust Company (“Commerce”), pursuant to which Commerce agreed to lend NG Advantage $6,300 and $6,150, respectively. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal for both loans are payable monthly in eighty-four equal monthly installments at an annual rate of 4.41% and 5.0%, respectively. As collateral security for the prompt payment in full when due of the NG Advantage's obligations to Commerce under the LSA, NG Advantage pledged to and granted Commerce a security interest in all of its right, title and interest in the CNG trailers and equipment.

On November 30, 2016, NG Advantage entered into a LSA with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4,695. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal is payable monthly in seventy-two equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of the NG Advantage's obligations to Wintrust under the LSA and the Plains Note, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment.

NG Advantage has other debt for trailers and equipment due at various dates through 2021 bearing interest at rates up to 6.01%, with weighted average interest rates of 5.51% and 5.46%, and outstanding principal balance of $2,598 and $2,418 as of December 31, 2016 and March 31, 2017, respectively.

Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02% with weighted average interest rates of 5.72% and 4.66% as of December 31, 2016 and March 31, 2017, respectively.
Note 13—Net Income Per Share
Basic net income per share is computed by dividing the net income attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period. Diluted net income per share is computed by dividing the net income attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period and potentially dilutive securities outstanding during the period, and therefore reflects the dilution from common shares that may be issued upon exercise or conversion of these potentially dilutive securities, such as stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock awards and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.
The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2016	2017
Weighted-average common shares outstanding	97,178,768	148,847,503
Dilutive effect of potential common shares from restricted stock units	2,643,076	4,124,650
Weighted-average common shares outstanding - diluted	99,821,844	152,972,153
The following potentially dilutive securities have been excluded from the diluted net income per share calculations because their effect would have been antidilutive. Although such securities were antidilutive for the respective periods, they could be dilutive in the future.

	Three Months Ended March 31,
	2016	2017
Stock Options	11,740,308	12,426,603
Warrants	3,130,682	—
Convertible Notes	29,102,645	14,991,521
Total	43,973,635	27,418,124
At-The-Market Offering Program On November 11, 2015, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal, pursuant to which the Company may issue and sell, from time to time, through or to Citigroup shares of the Company's common stock having an aggregate offering price of up to $75,000 in an “at-the-market” offering program (the “ATM Program”). On September 9, 2016, the Company entered into an amended and restated equity distribution agreement with Citigroup, which amends, restates, and replaces the original equity distribution agreement in its entirety, for the primary purpose of increasing from $75,000 to $110,000 the aggregate offering price of shares of common stock available for issuance and sale in the ATM Program. On December 21, 2016, the Company entered into a second amended and restated equity distribution agreement with Citigroup, for the primary purpose of increasing from $110,000 to $200,000 the aggregate offering price of shares of common stock available for issuance and sale in the ATM program.
The following table summarizes the activity under the ATM Program for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
(in 000s, except per-share amounts)	2016	2017
Gross proceeds	$22,051	$10,767
Fees and issuance costs	681	254
Net proceeds	21,370	10,513
Shares issued	7,664,467	3,802,500
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended March 31,
	2016	2017
Stock-based compensation expense, net of $0 tax in 2016 and 2017	$2,419	$1,910
At March 31, 2017, there was $11,330 of total unrecognized compensation costs related to non-vested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.05 years.
Note 15—Income Taxes

The Company’s income tax benefit (expense) for the three months ended March 31, 2016 and 2017 was $(381) and $2,263, respectively. Tax benefit (expense) for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The increase in the Company’s income tax benefit for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a deferred tax benefit attributed to the reduction of goodwill that arose from the Asset Sale (see Note 2). The effective tax rates for the three months ended March 31, 2016 and 2017 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
During the three months ended March 31, 2017, the Company also benefited from the utilization of federal and state net operating loss ("NOL") carryovers that offset all of the Company's federal and the majority of its state taxes. In addition to the decrease in its deferred tax liability of $2,493 attributed to the reduction in goodwill, the utilization of NOLs also resulted in a decrease in the Company's deferred tax assets attributed to NOLs by $29,768 and a corresponding decrease in the Company deferred tax asset valuation allowance.
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three months ended March 31, 2016 or 2017. The net interest incurred was immaterial for both the three months ended March 31, 2016 and 2017, respectively.
Note 16—Commitments and Contingencies
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
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, an outcome not currently anticipated, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company, however, does not anticipate such an outcome and believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Note 17—Alternative Fuels Excise Tax Credit
In December 2015, Congress passed the Consolidated Appropriations Act that included an alternative fuel tax credit which we refer to as "VETC." The credit was made retroactive to January 1, 2015 and extended through December 31, 2016, except that the alternative fuels fuel tax credit for LNG sold as a vehicle fuel in 2016 was changed to be based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold. As a result, the Company was eligible to receive a credit of $0.50 per gasoline gallon equivalent of CNG sold as a vehicle fuel in 2016 and $0.50 per diesel gallon equivalent of LNG sold in 2016.

Based on the service relationship with its customers, either the Company or its customers claimed the credit. The Company records its VETC credits, if any, as revenue in its condensed consolidated statements of operations because the credits are fully payable and do not need to offset income tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

VETC revenue for the three months ended March 31, 2016 was $6,381. VETC ceased to be available after it expired on December 31, 2016 and may not be available for any subsequent period.

Note 18—Recently Issued and Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU requires registrants to disclose the effect that ASU 2014-09 (Revenue from Contracts with Customers (Topic 606), ASU 2016-02 (Leases (Topic 842), and ASU 2016-13 (Financial Instruments--Credit Losses (Topic 326) will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard’s impact on its financial statements. This guidance was effective upon issuance and other than enhancements to the qualitative disclosures regarding the future adoption of the referenced ASUs above, adoption of this ASU is not expected to have any impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under the new standard, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon purchase or receipt of the asset. The Company early adopted the standard as of January 1, 2017. This election was implemented under the modified retrospective approach, resulting in a $302 increase in accumulated deficit representing the cumulative recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occurred before the adoption date.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The new standard was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the standard as of January 1, 2017 and in connection with the adoption, the Company elected to recognize forfeitures when they occur. Previously, the Company estimated a forfeiture rate in accordance with prior guidance. This election was implemented under the modified retrospective approach with a cumulative effect of an increase in accumulated deficit of $194, net of tax. This adjustment represents the cumulative additional compensation expense that would have been amortized through the date of adoption had this accounting policy election been in place. This ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. As a result, the Company’s deferred tax asset relating to its net operating loss carryovers increased by $8,600 with a corresponding increase in the deferred tax asset valuation allowance. The Company will also adopt on a prospective basis (1) the classification of excess tax benefits as an operating activity in the condensed consolidated statements of cash flows and (2) the exclusion of the amount of excess tax benefits when applying the treasury stock method for the Company’s diluted earnings per share calculation. Neither of these adoptions had a material impact on the Company's cash flows or diluted earnings per share calculation for the period ended March 31, 2017. Additionally, the Company continues to (1) classify cash paid by the Company for directly withholding shares for tax withholding purposes as a financing activity in the condensed consolidated statements of cash flows and (2) withhold the statutory minimum taxes for participants in the Company’s stock-based compensation plans.

In May 2014, the FASB issued ASU 2014-09 related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will provide a single, comprehensive revenue recognition model for all contracts with customers. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration that is expected to be received for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU, as amended, will be effective for annual reporting periods after December 15, 2017, which for the Company is the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company expects to adopt this ASU on a modified retrospective basis and is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017, as well as the audited consolidated financial statements and notes included therein (collectively, our “2016 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.
Cautionary Statement Regarding Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or circumstances or our future financial performance and are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. We believe the statements we make in this MD&A about our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business are forward-looking by their nature. Although the forward-looking statements in this MD&A reflect our good faith judgment, based on currently available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in this report and in our 2016 Form 10-K. As a result of these and other potential risk factors, the forward-looking statements in this MD&A may not prove to be accurate. All forward-looking statements in this MD&A are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations.

Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of compressed natural gas ("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") delivered. Our principal business is supplying CNG, LNG and RNG (which can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; procure and sell RNG; sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, government fleets, and industrial and institutional energy users. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of March 31, 2017, we serve nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we own, operate or supply over 575 natural gas fueling stations in 42 states in the United States and four provinces in Canada.
Performance Overview
The following performance overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.

Sources of Revenue
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017
Volume Related (1)	$67.8	$73.6
Compressor Sales	8.3	6.5
Station Construction Sales	13.3	9.3
VETC (2)	6.4	—
Other	—	0.1
Total	$95.8	$89.5

(1)	Our volume-related revenue primarily consists of CNG, LNG and RNG fuel sales, RINs and LCFS Credits sales and O&M services.

(2)	Represents a federal alternative fuels tax credit that we refer to as "VETC" which expired December 31, 2016.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned or operated), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables, which should be read in conjunction with the condensed consolidated financial statements and notes included in this report and the consolidated financial statements and notes included in our 2016 Form 10-K, present our key operating data for the years ended December 31, 2014, 2015, and 2016 and for the three months ended March 31, 2016 and 2017:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017
CNG (1)	182.6	229.2	259.2	61.1	68.5
RNG (2)	12.2	8.8	3.0	1.0	0.6
LNG	70.3	70.5	66.8	15.4	16.0
Total	265.1	308.5	329.0	77.5	85.1

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017
O&M	137.3	159.3	176.6	40.3	46.7
Fuel (1)	108.2	130.1	128.5	31.9	32.6
Fuel and O&M (3)	19.6	19.1	23.9	5.3	5.8
Total	265.1	308.5	329.0	77.5	85.1

Other operating data (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017
Station construction cost of sales	56.3	32.3	57.0	11.3	8.4
Gross margin	$120.2	$125.8	$147.1	36.5	28.6
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(89.7)	$(134.2)	$(12.2)	$2.8	$61.1

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.0 million, 0.4 million, and 0.5 million, for the years ended December 31, 2014, 2015, and 2016, respectively, and 0.1 million and 0.1 million for the three months ended March 31, 2016 and 2017, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, also known as Redeem™, is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of VETC: $28.4 million, $31.0 million, $26.6 million for the years ended December 31, 2014, 2015, and 2016, respectively, and $6.4 million and $0.0 million for the three months ended March 31, 2016 and 2017, respectively.  See the discussion under “Recent Developments—VETC Expiration” below.

Recent Developments
Asset Sale. On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), our subsidiary, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “Asset Sale”), consisting of Renewables’ two existing RNG production facilities, Renewables’ interest in the RNG Ventures and Renewables’ third-party RNG supply contracts (the “Assets”). The Asset Sale was completed on March 31, 2017 for a sale price of $155.5 million, plus BP assumed the obligations under the Canton Bonds (as defined in Note 12) which totaled $8.8 million as of March 31, 2017.

On March 31, 2017, BP paid Renewables $30.0 million in cash and delivered to Renewables a promissory note with a principal amount of $123.5 million (the promissory note was paid in full on April 3, 2017). In addition, BP is obligated to pay Renewables $2.0 million related to the determination of certain post-closing adjustments. As defined in the APA, the valuation date of the Asset Sale was January 1, 2017, and as such the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the Asset Sale was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the condensed consolidated statement of operations for the three months ended March 31, 2017.

In addition, under the APA, BP is required, following the closing of the Asset Sale, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain performance criteria relating to the Assets are met.

We incurred $3.7 million in transaction fees in connection with the Asset Sale. Also, subsequent to March 31, 2017, we paid $8.6 million in cash and issued 770,269 shares of common stock to holders of Renewables Option Awards (as defined and discussed below). The net proceeds from the Asset Sale were $143.2 million.

Following completion of the Asset Sale, we are continuing to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through our natural gas vehicle fueling infrastructure as Redeem, our RNG vehicle fuel. We collect royalties from BP on gas purchased from BP and sold as Redeem™ at our stations, which royalty is in addition to any payment obligation of BP under the APA.

Renewables Options. In September 2013, Renewables established the 2013 Unit Option Plan (the “Renewables Plan”) and granted unit option awards thereunder (the “Renewables Option Awards”) to certain of its service providers. In connection with the closing of the Asset Sale, all holders of outstanding Renewables Option Awards entered into a surrender agreement with us and Renewables, pursuant to which (i) all Renewables Option Awards held by holders who were not members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the Asset Sale and Renewables’ receipt of any future cash payment pursuant to the terms of the APA, a cash payment in an amount determined based on such holder’s percentage ownership of Renewables following a cashless “net exercise” of such holder’s Renewables Option Awards, and (ii) all Renewables Option Awards held by members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the Asset Sale and Renewables’ receipt of any future cash payment pursuant to the terms of the APA, awards of shares of our common stock (the “Company Stock Awards”). The number of shares of our common stock subject to each Company Stock Award was calculated by dividing the cash payment to which the applicable holder would have been entitled as described in (i) above by the closing price of our common stock on March 31, 2017, the closing date of the Asset Sale. All Company Stock Awards were granted under our 2016 Performance Incentive Plan and are fully vested upon grant, and the shares subject to such awards are freely tradable upon issuance, subject to applicable securities laws relating to shares held by our affiliates.
Debt Repurchase. In February 2017, we purchased from one of our directors and significant stockholders, T. Boone Pickens ("Mr. Pickens"), the 7.5% Convertible Note due July 2018 having an outstanding principal amount of $25.0 million held by Mr. Pickens for a cash purchase price of $21.75 million. See Note 12 to the condensed consolidated financial statements included in this report for additional information about our outstanding debt.
VETC Expiration.  On December 31, 2016, the VETC alternative fuels tax credit expired and ceased to be available and may not be available in any subsequent period. Under VETC, we were eligible to receive credits of $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon equivalent of LNG that we sold as a vehicle fuel from January 1, 2016 through December 31, 2016.

Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report.
Key Trends
Recent Trends
Market for Natural Gas. CNG and LNG are generally less expensive than gasoline and diesel on an energy equivalent basis. Additionally, according to studies conducted by the California Air Resources Board ("CARB") and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, CNG and LNG are cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We believe this growth in demand in recent years is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG during much of this period, increasingly stringent environmental regulations affecting vehicle fleets and increased supply of natural gas.
Since approximately mid-2014, however, the prices of oil, gasoline, diesel and natural gas have been significantly lower and volatile, and these trends of lower prices and volatility may continue. These conditions have resulted in lower revenue levels in certain periods, due in large part to a decreased pricing advantage when comparing natural gas prices to diesel and gasoline prices, which we believe has decreased overall demand for natural gas as a vehicle fuel, and such conditions have also caused us to reduce the prices we have been charging our customers for CNG and LNG in certain periods, which has reduced our profit margins. Additionally, to the extent these conditions have contributed to decreased demand or slowed growth in the market for natural gas as a vehicle fuel, we believe they have also contributed to decreases in compressor and station construction activity in certain periods, as the success of these components of our operations is dependent upon the success of the natural gas vehicle fuels market generally. If these volatile and lower-pricing conditions and other uncertainties persist, our financial results may continue to be adversely affected.

Our Performance. Our gross revenue mostly consists of volume related revenue, compressor and other equipment sales, station construction sales, and historically, VETC revenue. Our revenue can vary between periods due to a variety of factors, including natural gas prices and sale activity, fluctuations in commodity costs, the amount and timing of recognition of government credits, sales of RINs and LCFS Credits, compressor and other equipment sales and station construction sales. Our volume-related revenue, which is further discussed below, increased from 2014 to 2016 and from the first three months of 2016 to the same period in 2017, due largely to the increase in gallons we delivered and increased sales of tradable credits.

Our cost of sales can also vary between periods due to a variety of factors, including the amount and timing of our billing, collections and liability payments and the factors described above.

In addition, our performance in certain recent periods has been materially affected by certain non-cash charges relating to particular transactions or events. For example, our results for the quarterly periods ended March 31, 2016 and March 31, 2017 were positively affected by non-cash gains related to repurchases or retirements of certain of our outstanding convertible debt, and our results for the quarterly period ended March 31, 2017 were also positively affected by a significant non-cash gain related to the Asset Sale. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, they do not impact our liquidity.

See "Results of Operations" below for a further discussion of our performance.

Volume-Related Revenue. The amount of CNG, LNG and RNG GGEs we delivered increased by 24.1% from 2014 to 2016 and by 9.8% from the first three months of 2016 compared to the same period in 2017.

The RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG is distributed under the name Redeem™. The amount of Redeem vehicle fuel we delivered increased from 20.2 million GGEs in 2014 to 58.6 million GGEs in 2016, a 190.1% increase. We expect our Redeem™ business will continue to grow.

We believe demand for Redeem™ is largely attributable to the lower greenhouse gas emissions that it produces relative to gasoline and diesel. Our sales of increasing volumes of CNG, LNG and RNG for use as a vehicle fuel has resulted in our generation of increasing amounts of RINs and LCFS Credits which, together with the increasing prices for RINs and LCFS Credits, has resulted in increased revenue associated with these credits.

The following table summarizes our revenue from RINs and LCFS Credits in the periods presented:

	Three Months Ended March 31,
(In millions)	2016	2017
RIN Credits	$5.6	$9.7
LCFS Credits	5.4	2.5
Total	$11.0	$12.2
Although we expect to continue to generate revenue relating to the sale of RINs and LCFS Credits from our continued sales of our Redeem RNG vehicle fuel, we expect the amount of revenue we will receive from the sale of these credits to decrease as a result of the Asset Sale, which will adversely affect our results of operations, in particular our volume -related revenue, and reduce our effective price per gallon in future periods as compared to prior periods. Pursuant to the terms of the APA, $5.1 million of revenue attributable to sales of RINs and LCFS Credits were included as a reduction of the gain from the Asset Sale, as an adjustment to the purchase price (See Note 2).

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

Anticipated Future Trends
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas vehicle fuel has been closer to the prices of gasoline and diesel in recent years as a result of lower oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas compared to gasoline and diesel. It is uncertain, however, whether the prices for gasoline and diesel will increase from their current levels, and we expect that adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will be negatively affected while oil and diesel prices remain low. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in recent years of natural gas production in the United States, as well as increasingly stringent environmental regulations affecting vehicle fleets, which we believe drives the market for alternative fuels generally.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe that despite the conditions described in the previous paragraph there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend, if and when it materializes. Our business plan calls for expanding our sales of natural gas vehicle fuel in the markets in which we operate, including heavy-duty trucking, airports, refuse, public transit, government fleets and industrial and institutional energy users, and pursuing additional markets as opportunities arise. Additionally, we expect that the lower greenhouse gas emissions associated with our Redeem vehicle fuel will result in increased demand for this fuel, resulting in our delivery of increasing volumes of Redeem to our vehicle fleet customers. If these projections materialize and our business grows as we anticipate, then our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network, additional investments in ANGH stations to add CNG fueling, purchases of additional CNG trailers by NG Advantage, LNG plant maintenance costs, and increased RNG purchases from third-party producers, as well as the logistics of delivering more natural gas fuel to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure, which may require us to spend additional capital.

We expect competition in the market for natural gas vehicle fuel to remain steady in the near-term, but anticipate that competition in vehicle fuels market generally to increase. Any such increased competition may reduce our customer base and revenue and may lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

Several factors create potential uncertainties relating to the future market for natural gas as a vehicle fuel. These factors include growing favor among lawmakers, regulators, other policy makers, environmental groups and other powerful organizations for electric and/or hydrogen-powered vehicles, and the availability and effect on our business of environmental and other regulations, programs or incentives.

Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 12 to our condensed consolidated financial statements included in this report, have certain non-financial covenants with which we must comply. As of March 31, 2017, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A of our 2016 Form 10-K. In the three months ended March 31, 2017, there were no material changes to our risk management activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value estimates

Our critical accounting policies and estimates are discussed in the MD&A of our 2016 Form 10-K. For the three months ended March 31, 2017, there were no material changes to our critical accounting policies.

Recently Issued and Adopted Accounting Standards
For a description of recently issued and adopted accounting standards, see Note 18 to the condensed consolidated financial statements included in this report.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2017
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Three Months Ended March 31,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenue	87.7%	85.2%
Service revenue	12.3	14.8
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55.7	61.0
Service cost of sales	6.1	7.0
Selling, general and administrative	26.7	26.6
Depreciation and amortization	15.6	17.1
Total operating expenses	104.1	111.7
Operating loss	(4.1)	(11.7)
Interest expense	(9.7)	(5.5)
Interest income	0.1	0.2
Other income (expense), net	0.3	(0.2)
Loss from equity method investments	(0.1)	0.0
Gain from extinguishment of debt	16.6	3.6
Gain from sale of certain assets of subsidiary	—	78.9
Income before income taxes	3.1	65.3
Income tax benefit (expense)	(0.4)	2.5
Net income	2.7	67.8
Loss attributable to noncontrolling interest	0.3	0.4
Net income attributable to Clean Energy Fuels Corp.	3.0%	68.2%
Revenue.    Revenue decreased by $6.3 million to $89.5 million in the three months ended March 31, 2017, from $95.8 million in the three months ended March 31, 2016. This decrease was primarily due to the expiration of VETC and lower compressor and station construction sales, partially offset by an increase in volume -related revenue.
Volume -related revenue increased by $5.8 million between periods primarily due to an increase of 7.6 million gallons delivered. This increase in gallons delivered was due to a 7.4 million gallon increase in CNG gallons delivered, which was primarily attributable to 20 new refuse customers, eight new transit customers, and two new trucking customers. This increase was also due to a 0.6 million increase in LNG gallons delivered partially offset by a 0.4 million decrease in RNG gallons delivered as non-vehicle fuel. Our effective price per gallon charged was $0.87 for the 2017 period, a $0.01 per gallon decrease from $0.88 per gallon for the 2016 period. The decrease in our effective price charged was primarily due to lower retail prices driven by lower prices for competing fuels. Our effective price per gallon is defined as revenue generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.

Compressor revenue from Clean Energy Compression decreased by $1.8 million between periods due to lower compressor sales, which was due to continued low global demand.

Station construction sales decreased by $4.0 million between periods, principally from the sale of fewer full station projects than station upgrades in the 2017 period, as full station projects generally have substantially higher price points than station upgrades.

VETC revenue decreased by $6.4 million between periods due to the expiration of VETC on December 31, 2016.

Cost of sales. Cost of sales increased by $1.6 million to $60.9 million in the three months ended March 31, 2017, from $59.3 million in the three months ended March 31, 2016. Our cost of sales increased by $6.6 million primarily due to increased natural gas volumes delivered, and to a lesser extent the increase in the cost of natural gas (discussed below). These increases were partially offset by a $2.9 million decrease between periods in costs related to lower station construction sales, and a $2.1 million decrease between periods in compressor costs due to lower compressor sales.

Our effective cost per gallon increased by $0.03 per gallon between periods, to $0.55 per gallon in the three months ended March 31, 2017 from $0.52 per gallon in the three months ended March 31, 2016. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was primarily due to an increase in natural gas prices between periods.

Selling, general and administrative. Selling, general and administrative expenses decreased by $1.8 million to $23.8 million in the three months ended March 31, 2017, from $25.6 million in the three months ended March 31, 2016. This decrease was primarily driven by continued cost reduction efforts between periods.
Depreciation and amortization. Depreciation and amortization increased by $0.3 million to $15.3 million in the three months ended March 31, 2017, from $15.0 million in the three months ended March 31, 2016, due to purchases of property and equipment, primarily consisting of equipment for our stations and additional CNG trailers purchased by NG Advantage.
Interest expense.  Interest expense decreased by $4.4 million to $4.9 million in the three months ended March 31, 2017, from $9.3 million in the three months ended March 31, 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net.  Other income (expense), net, decreased by $(0.5) million to $(0.2) million of expense in the three months ended March 31, 2017, compared to $0.3 million of income in the three months ended March 31, 2016. This decrease was primarily due to losses incurred from sales denominated in foreign currencies.
Income tax benefit (expense).  Income tax benefit (expense) increased by $2.7 million to $2.3 million of tax benefit in the three months ended March 31, 2017, compared to $(0.4) million of tax expense in the three months ended March 31, 2016. The increase in income tax benefit was primarily due to the deferred tax benefit attributable to the reduction of goodwill that arose from the Asset Sale.
Loss from noncontrolling interest.  During the three months ended March 31, 2016 and 2017, respectively, we recorded a $0.3 million loss for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during the applicable periods.
Gain from extinguishment of debt. Gain from extinguishment of debt decreased by $12.7 million to $3.2 million in the three months ended March 31, 2017, from $15.9 million in the three months ended March 31, 2016. This decrease was primarily due to our repurchases of a lower principal amount of debt at higher prices in the 2017 period compared to the 2016 period.
Gain from sale of certain assets of subsidiary. In 2017, we recorded a gain of $70.6 million related to the Asset Sale (see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report for additional information).

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
Historically, inflation has not significantly affected our operating results; however, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities or pursue additional facilities, and could materially increase our operating costs.
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

Cash Flows

Cash provided by operating activities was $1.4 million in the three months ended March 31, 2017, compared to $26.8 million provided by operating activities in the 2016 period. The $25.4 million decrease in cash provided by operating activities was primarily due to a reduction in net working capital of $25.0 million, resulting primarily from the timing of collections of receivables. Particularly, VETC revenue attributable to the full year of 2015 was collected in the three months ended March 31, 2016, compared to collection of VETC revenue attributable to only one quarter (the fourth quarter of 2016) in the 2017 period.

Cash provided by investing activities was $43.2 million in the three months ended March 31, 2017, compared to $21.8 million provided by investing activities in the 2016 period. The $21.4 million increase in cash provided by investing activities was primarily attributable to $29.0 million in cash received, net of cash transferred, in connection with the Asset Sale (see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report for additional information). The increase was partially offset by an incremental use of our short-term investments for general corporate purposes of $4.3 million in 2017 compared to the same period in the prior year.

Cash used in financing activities in the three months ended March 31, 2017 was $33.7 million, compared to $6.2 million used in financing activities in the 2016 period. The $27.5 million increase in cash used in financing activities was primarily due to our repayment of $23.5 million under the Credit Facility with PlainsCapital Bank ("Plains") in the 2017 period and an $11.3 million decrease in cash provided by financing activities as a result of lower sales of our common stock through the ATM Program (as defined and discussed below). Partially offsetting the increase in cash used in financing activities was a $6.0 million increase between periods in proceeds provided by debt instruments related to borrowings by NG Advantage for CNG trailers and equipment.

Capital Expenditures and Other Uses of Cash

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

Our business plan calls for approximately $29.0 million in capital expenditures for all of 2017, primarily related to the construction of CNG and LNG fueling stations, additional investments in ANGH stations to add CNG fueling, the purchase of additional CNG trailers and equipment by NG Advantage, and LNG plant maintenance costs.

We had total indebtedness of approximately $256.7 million in principal amount as of March 31, 2017, of which approximately $3.2 million, $139.3 million, $53.5 million, $53.4 million, $2.9 million and $4.4 million is expected to become due in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $17.2 million in 2017, $3.4 million of which had been paid when due as of March 31, 2017. We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries or use capital for other activities or pursuits, including those described above.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, grants, VETC and other credits, and cash provided by financing activities and sales of assets. As of March 31, 2017, we had total cash and cash equivalents and short-term investments of $97.9 million, compared to $109.8 million at December 31, 2016.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by natural gas prices and sale activity, fluctuations in commodity costs and the amount and timing of recognition of government credits, sales of RINs and LCFS Credits, compressor and other equipment sales, station construction sales and our billing, collections and liability payments, among other factors. See "Risk Factors" in Part II, Item 1A of this report for further information.

On November 11, 2015, we entered into an equity distribution agreement with Citigroup Global Markets Inc. ("Citigroup"), as sales agent and/or principal, to commence an "at-the-market" offering program (the "ATM Program"). Initially we were permitted to issue and sell, from time to time, through or to Citigroup, shares of our common stock having an aggregate offering price of up to $75.0 million in the ATM Program. On September 9, 2016 and December 21, 2016, we have increased the aggregate offering price of shares of our common stock available for issuance and sale in the ATM Program, first to $110.0 million and subsequently to $200.0 million. As of the date of this report, shares of our common stock having an approximate offering price of approximately $78.7 million remain available for sale in the ATM Program. We continue to use any net proceeds from the ATM Program for general corporate purposes, including retiring certain of our indebtedness.

The following table summarizes the activity under the ATM Program for periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,	Inception through May 4,
(in millions)	2016	2017	2017
Gross proceeds	$22.1	$10.8	$121.3
Fees and issuance costs	0.7	0.3	3.4
Net proceeds	$21.4	$10.5	$117.9
Shares issued	7.7	3.8	36.4

On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017.

See Note 12 to the condensed consolidated financial statements included in this report for additional information about our outstanding debt.

On March 31, 2017, Renewables completed the Asset Sale. The net proceeds to us from the Asset Sale were approximately $143.2 million. See “Recent Developments” and Note 2 to the condensed consolidated financial statements included in this report for additional information.

We believe our current cash and cash equivalents and short-term investments and cash provided by our operating and financing activities will satisfy our routine business requirements for at least the next 12 months from the date of this report; however, we would need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash, cash provided by our operations or other sources, such as with our common stock.
The timing and necessity of any future capital raise would depend on various factors, including our rate of new station construction, debt repayments (either prior to or at maturity), any potential merger or acquisition activity and the other factors that influence our liquidity, as described under “Performance Overview” above.
We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital (including through the ATM Program or other equity offerings), or any combination of these or other potential sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to build our business and generate sustained or increased revenue.

Off-Balance Sheet Arrangements
As of March 31, 2017, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $62.7 million;

•	Two long-term take-or-pay contracts for the purchase of natural gas; and

•	Operating leases where we are the lessee.
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
Natural gas costs represented $72.8 million of our cost of sales in 2016 and $23.3 million of our cost of sales for the three months ended March 31, 2017.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at March 31, 2017.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income component of consolidated equity in our consolidated financial statements and do not impact earnings. Foreign currency transaction gains and losses not in our subsidiaries’ functional currency, however, do impact earnings and resulted in approximately $0.4 million of losses in the three months ended March 31, 2017. In this period, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2017, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.4 million.

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

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
We are or may become party, and our property may become subject, to various legal actions in the ordinary course of our business. We are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions, and disputes have arisen, and may continue to arise, during the course of these audits. It is impossible to determine the liabilities that we may incur resulting from any of these lawsuits and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably it is possible that such an outcome could have a material adverse effect upon our consolidated financial position, results of operations, or liquidity. We do not, however, anticipate such an outcome and we believe the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2016 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
We have a history of losses and may incur additional losses in the future.
For the years ended December 31, 2014, 2015 and 2016, we incurred pre-tax losses of $89.8 million, $133.8 million, and $12.4 million respectively. During these periods our losses were substantially decreased by approximately $28.4 million, $31.0 million, and $26.6 million of revenue, respectively, from a federal alternative fuels tax credit ("VETC"), which ceased to be available as of January 1, 2017 and may not be available for any subsequent period. We may continue to incur losses, the amount of our losses may increase, and we may never maintain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall.
Our success is dependent upon the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent upon the adoption by fleets and other consumers of natural gas as a vehicle fuel. If the market for natural gas as a vehicle fuel does not develop at the level or as quickly as we expect or if a market does develop but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.
The market for natural gas as a vehicle fuel is a relatively new and developing market characterized by intense competition, evolving government regulation and industry standards and changing consumer demands and behaviors.
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•	Increases, decreases or volatility in the prices of oil, gasoline, diesel, natural gas and other vehicle fuels;

•	The availability of natural gas compared to gasoline, diesel and other vehicle fuels;

•	Natural gas vehicle cost, availability (including for heavy, medium and light-duty applications), quality, safety, design and performance, all relative to comparable vehicles powered by other fuels;

•	The existence of government programs, policies, regulations or incentives that promote natural gas, including tax credits, grants, renewable fuel standards and low carbon fuel standards;

•
The availability or perceived availability, consumer acceptance and favor of lawmakers, regulators, other policymakers, environmental organizations or other powerful groups for non-natural gas fuels and vehicles, including growing favor for electric and/or hydrogen-powered vehicles;

•	Improvements in the efficiency, fuel economy or greenhouse gas emissions of engines for vehicles powered by other fuels;

•	Perceptions about greenhouse gas emissions from natural gas production and transportation methods, fueling stations and gas vehicles, and the environmental consciousness of fleets and consumers;

•	Access to natural gas fueling stations and the convenience and cost to fuel and service natural gas vehicles; and

•	The other risks discussed in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Prices for crude oil, the commodity used to make gasoline and diesel, today's most prevalent and conventional vehicle fuels, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of compressed natural gas ("CNG"), liquefied natural gas ("LNG") and renewable natural gas ("RNG") (RNG can be delivered in the form of CNG or LNG) as vehicle fuels could be slowed or limited if the over-supply and resulting low prices of crude oil gasoline and diesel continue or worsen, or if the price of natural gas increases without equal and corresponding increases in the prices of crude oil, gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally and could cause the success or perceived success of our industry and our business to materially suffer. In addition, low gasoline and diesel prices contribute to the differential between the cost of natural gas vehicles and gasoline or diesel-powered vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators seek to recover the additional costs of acquiring or converting to natural gas vehicles over time through the lower costs of fueling natural gas vehicles; however, operators may perceive an inability to timely recover these additional costs if we do not offer CNG and LNG fuel at prices sufficiently lower than gasoline and diesel. Our ability to offer our customers an attractive pricing advantage for CNG and LNG and maintain an acceptable margin on our sales becomes more difficult if prices of gasoline and diesel decrease or if prices of natural gas increase. These pricing conditions exacerbate the cost differential between natural gas vehicles and gasoline or diesel- powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Any of these outcomes would decrease our potential customer base and harm our business prospects.
Additionally, the price of natural gas, as well as the prices of oil, gasoline and diesel, has been volatile in recent years, and this volatility may continue. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely impact our operating margins in cases where we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue in cases where the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse impact on our operating results.

Factors that can cause fluctuations in gasoline, diesel and natural gas prices include, among others, changes in supply and availability of crude oil and natural gas, government regulations and political conditions, inventory levels, consumer demand, price and availability of alternative fuels, weather conditions, negative publicity about drilling, production or importing techniques and methods for crude oil or natural gas, economic conditions and the price of foreign imports.
With respect to natural gas supply and use as a vehicle fuel, there have been efforts in recent years to place new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States. Any changes in regulations that make it more expensive or unprofitable to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to increased natural gas prices.
If these pricing conditions continue or worsen, or if all or some combination of these factors cause continued or further volatility in natural gas, oil and diesel prices, our business and our industry would be materially harmed.
Vehicle and engine manufacturers produce very few natural gas vehicles and engines in our key markets, which limits our customer base and our sales of CNG, LNG and RNG.
Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles, including heavy-duty trucks, medium duty applications and other types of vehicles, in the U.S. and Canadian markets. Further, these manufacturers may not decide to expand, or they may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases the cost to purchase these vehicles and limits their availability, which restricts their large-scale introduction and adoption. As a result of these and other factors, the limited supply of natural gas vehicles could reduce our potential customer base and natural gas fuel sales, which could harm our business and prospects.

If there are advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels, demand for natural gas vehicles may decline.
Technological advances in the production, delivery and use of gasoline, diesel or other alternative vehicle fuels that are, or are perceived to be, cleaner, more cost-effective, more readily available or otherwise more attractive than CNG, LNG or RNG may slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a cleaner, more cost-effective option and reduce the likelihood that fleet customers will convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to, or substitute for gasoline and diesel fuel, may negatively influence the market's perception of the need to diversify fuels and, as a result, affect the growth of the natural gas vehicle fuel market.
Further, use of electric heavy-duty trucks, buses and refuse trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles in these applications. In addition, renewable diesel, hydrogen and other alternative fuels may prove to be cleaner, more cost-effective alternatives to gasoline and diesel than natural gas. Advances in technology that reduce demand for natural gas as a vehicle fuel or the failure of natural gas vehicle technology to advance at an equal pace could slow or curtail the growth of natural gas vehicle purchases or conversions, which would have an adverse effect on our business.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote cleaner fuels and alternative vehicles, and their adoption, modification or repeal could negatively impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, including the VETC, which expired on December 31, 2016 and may not be available in any subsequent period, and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the California and Oregon Low Carbon Fuel Standards and the federal Renewable Fuel Standard Phase 2, under which we generate credits ("LCFS Credits" and "RIN Credits" or "RINs," respectively) by selling CNG, LNG and RNG as a vehicle fuel.
These programs and regulations, which have the effect of encouraging the use of CNG, LNG or RNG as a vehicle fuel could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel or other alternative vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel or ethanol, many of whom have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.
We face increasing competition from a variety of businesses, many of which have far greater resources, customer bases, and brand awareness than we have, and we may not be able to compete effectively with these businesses.
The market for vehicle fuels is highly competitive. The biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel, as the vast majority of vehicles in the United States and Canada are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other alternative vehicle fuels. Further, for certain of our key customer markets, such as airports, we indirectly compete with companies such as Uber and Lyft that provide alternative transportation methods. We also face high levels of competition with respect to our other business activities, including our manufacture and sale of natural gas fueling compressors and other equipment, our procurement and sale of RNG and our sale of CNG and LNG to industrial and institutional energy users or for other non-vehicle purposes.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as a vehicle fuel. Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration and substantially greater financial, marketing, research and other resources than we have. As a result, they may be able to respond more quickly to changes in customer preferences or legal requirements, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, devote substantially more resources to infrastructure and systems development or exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations. We may not be able to compete effectively against these organizations.

We expect competition to increase in the alternative vehicle fuels market generally and, if the demand for natural gas vehicle fuel increases, in the market for natural gas vehicle fuel. Any such increased competition may reduce our customer base and revenue and may lead to pricing pressure, reduced operating margins and fewer expansion opportunities.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
As of March 31, 2017, our total indebtedness was approximately $256.7 million in principal amount, which includes amounts owed under the 7.5% Notes, 5.25% Notes and Plains Note, each of which is defined and discussed in Note 12 to our condensed consolidated financial statements included in this report. As of March 31, 2017, approximately $3.2 million, $139.3 million, $53.5 million, $53.4 million, $2.9 million and $4.4 million of the principal amount of our indebtedness matures in 2017, 2018, 2019, 2020, 2021, and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $17.2 million in 2017, $3.4 million of which had been paid when due as of March 31, 2017.
We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
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
As of March 31, 2017, we had total liquidity of $97.9 million, consisting of cash and cash equivalents of $47.1 million and short-term investments of $50.8 million. Our business plan calls for approximately $29.0 million in capital expenditures for all of 2017, as well as additional capital expenditures thereafter. We will also require capital to make principal or interest payments on our indebtedness, either prior to or at their due dates, for any unanticipated expenses, and for any mergers, acquisitions or strategic investments. If we cannot fund any of these activities with cash provided by our operations, then we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock

(including through our established at-the-market offering program or other equity offerings) would increase the number of our outstanding shares and dilute the ownership interest of our stockholders. We may also pursue debt financing since, despite the high level of our existing indebtedness, the agreements governing much of this indebtedness do not restrict our ability to incur additional secured or unsecured debt or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment and could adversely affect our creditworthiness, which could limit our ability to obtain further debt or equity financing as needed and restrict our flexibility in responding to any changes in business, industry or economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees and costs. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, unanticipated expenses, capital expenditures, mergers, acquisitions or strategic investments, we could be forced to suspend, delay or curtail these plans, expenditures or other activities, which could negatively affect our business and prospects.

If our America’s Natural Gas Highway initiative fails and/or we do not achieve our objective to fuel a greater number of natural gas heavy-duty trucks, our financial results and business would be materially and adversely affected.
We are seeking to fuel a greater number of natural gas heavy-duty trucks, and in connection with this effort, we have built a nationwide network of natural gas-truck friendly fueling stations, which we refer to as "America’s Natural Gas Highway" or "ANGH." Our ability to successfully execute these initiatives is subject to substantial risks, including, among others:

•
The adoption of natural gas engines that are well-suited for heavy-duty trucks is essential to the success of these initiatives. We have no influence over the development, production, sales and marketing, cost or availability of natural gas trucks powered by these engines. Currently, Cummins Westport is the only natural gas engine manufacturer for the heavy -duty market in the United States, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter this business.

•
These initiatives depend upon the development and expansion of the U.S. natural gas heavy-duty market. Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that are beyond our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated.

•
As a natural gas heavy -duty truck market develops in the United States, truck and other vehicle operators may not fuel at our stations due to lack of access or convenience, fuel prices or other factors.

•	Building ANGH has required, and will continue to require, a commitment of capital and other resources and we may not be able to raise or generate sufficient capital to complete it.

•
Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy-equivalent basis. We have been spending, and expect to continue to spend, additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for this purpose.

•	Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations.

•	We may not be able to obtain acceptable margins on fuel sales at ANGH stations.

•
As of March 31, 2017, we had 38 completed ANGH stations that were not open for fueling operations. We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. As long as these stations remain unopened, we will continue to have substantial investments in assets that do not produce revenue.

We must effectively manage these risks in order to complete ANGH and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not able to successfully execute these initiatives, our financial results, operations and business, including our ability to repay our debt, would be materially and adversely affected.

Compliance with greenhouse gas emissions regulations affecting our LNG plants, LNG and CNG fueling stations or CNG, LNG and RNG fuel sales may prove costly and negatively affect our financial performance.
California has enacted laws that require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with LNG and CNG vehicle fuel.
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We will incur costs to comply with AB 32 based on how much LNG vehicle fuel we sell that is regulated, the guidance of the California Air Resources Board ("CARB") on the regulation of LNG vehicle fuel, any regulatory changes and the cost of carbon credits we purchase to comply with AB 32. We anticipate that we will pass the costs we incur to comply with this law through to our LNG customers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. We anticipate that, over time, as the utilities' compliance costs increase, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through a utility’s pipeline. These increased costs of LNG and CNG vehicle fuel as a result of AB 32 may diminish the attractiveness of LNG and CNG as a vehicle fuel for existing and potential future California customers, which could reduce our customer base and fuel sales and cause our performance to suffer.
Although our Redeem™ RNG vehicle fuel may qualify for an exemption from AB 32 when sold as LNG or CNG, the availability of any such exemption is uncertain at this time due to the complexity of the requirements that must be met in order to qualify for an exemption and the possibility of changes to the law. Any Redeem™ volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.
The federal and other state governments are also considering measures to regulate and reduce greenhouse gas emissions. Any of these regulations, if and when implemented, may regulate the greenhouse gas emissions produced by or associated with our LNG production plants, our CNG and LNG fueling stations or the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot estimate the costs that may be required to comply with potential federal, state or local regulation of greenhouse gas emissions, and these unknown costs are not contemplated by our existing customer agreements or our budgets and cost estimates. If any of these regulations are implemented, any associated compliance costs that we are not able to pass through to our customers may have a negative impact on our financial performance, reduce our margins, impair our ability to fulfill customer contracts and reduce our cash available for other aspects of our business, including operating costs, investments and debt repayments. Further, these regulations and any increased customer costs may discourage consumers from adopting natural gas as a vehicle fuel.
Clean Energy Compression's manufacturing operations could subject us to significant costs and other risks, including product liability claims.
Our subsidiary, Clean Energy Compression, designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG and LNG fueling stations. This equipment may fail to perform as expected or according to legal or contractual specifications. Additionally, Clean Energy Compression may incur significant and unexpected costs during or after the manufacture of its products, including costs incurred to repair product failures or malfunctions. The scope and likelihood of these risks may increase if Clean Energy Compression makes efforts to expand its services to new geographic and other markets. Further, the success of our compressor business is dependent upon the success of the natural gas vehicle fuels market generally, and is thus subject to many of the other risks described in these risk factors. The occurrence of any of these risks may reduce sales of Clean Energy Compression's products and services and revenue to us from this business, delay the launch of new Clean Energy Compression products or services, damage our customer relationships and reputation, force product recalls or result in product liability claims.
The global scope of Clean Energy Compression's operations exposes us to additional risks and uncertainties.
Clean Energy Compression manufactures its natural gas fueling compression equipment primarily in Canada and sells this equipment globally through its operations in Canada, the People's Republic of China, Colombia, Bangladesh and Peru. The global scope of these operations exposes us to a number of risks and uncertainties that can arise from international trade transactions, local business practices and cultural considerations, including, among others:

•	Failure to comply with the United States Foreign Corrupt Practices Act and other applicable anti-bribery laws;

•	Political unrest, terrorism, war, natural disasters and economic and financial instability;

•	Low prices for locally produced oil, gasoline, diesel or other alternative fuels;

•	Differing environmental and other regulatory requirements;

•	Uncertainty related to developing legal and regulatory systems and standards for economic and business activities, real property ownership and application of contract rights;

•
Trade restrictions or barriers, including tariffs or other charges, and import-export regulations, which are subject to increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the current administration regarding existing and proposed trade agreements and the ability to import goods into the United States;

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

Our RNG business may not be successful.
On March 31, 2017, we completed the sale of certain assets related to our RNG business, including our former RNG production facilities, to BP Products North America, Inc. ("BP"). Following this sale, our RNG business consists of purchasing RNG from BP and other third-party producers and reselling this RNG through our natural gas fueling infrastructure as Redeem™, our RNG vehicle fuel.

As a result, the success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG from BP and other third-parties, and to either sell this RNG at a substantial premium to conventional natural gas prices or to sell, at favorable prices, credits we may generate under applicable federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail and our performance and financial condition could be materially harmed.
Our ability to maintain an adequate supply of RNG may be subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience difficulties due to a variety of factors, including, among others, unpredictable RNG production levels caused by problems with key equipment, severe weather, landfill conditions or construction delays; technological difficulties and high costs associated with operating the production projects; limited availability or unfavorable composition of collected landfill gas; and plant shutdowns caused by upgrades, expansion or required maintenance. If any of our

RNG suppliers experience these or other difficulties, then our supply of, and ability to resell, RNG as a vehicle fuel could be jeopardized.

In addition, our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the market for RNG as a vehicle fuel and for these credits. In the past, both of these markets have been volatile and unpredictable, and the prices for RNG as a vehicle fuel and for RINs and LCFS Credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by any changes to federal and state programs under which these credits are generated and sold. For example, CARB recently raised the carbon intensity rating of the RNG we sell in California, which reduced the amount of LCFS Credits we generate. Further, following the completion of our sale of certain assets related to our RNG business, we expect the amount of revenue we generate from sales of RINs and LCFS Credits will decrease, which could adversely affect our financial results, particularly in the near term. Moreover, in the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays and other contingencies.
In connection with our station construction operations, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, challenges obtaining and retaining required permits and approvals or other local resistance, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our station construction activity or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of our projects. Additionally, shortages of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Further, our profit from our projects is based in part on assumptions about the cost of the projects and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return.
We have significant contracts with government entities, which are subject to unique risks.
We have, and expect to continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 17% of our revenue for the three months ended March 31, 2017 and approximately 18%, 18% and 16% of our revenue in 2014, 2015 and 2016, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. Long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. The termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenue attributable to the contract, which could have a negative impact on our operations.
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
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures, and misuses, any of which could result in uncontrollable flows of natural gas, fires, explosions or other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers, if involved in accidents or improper maintenance or installation, may rupture and result in explosions, fires and other damage, including death or serious injury. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are regulated by some state regulatory agencies and may in the future be regulated by the U.S. Environmental Protection Agency and/or additional state regulators. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if damages are not covered by insurance or are in excess of policy limits or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Moreover, any of these occurrences could harm our reputation, our business and adoption levels of natural gas generally.
Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, foreign business practices, public reporting and taxation, among others. Additionally, we are subject to changing and complex regulations related to the government procurement process and any political activities or lobbying relating to natural gas or greenhouse gas emissions regulations in which we may engage. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. These laws and regulations are complex, change frequently and in many cases have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us and our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our operations and involve significant costs and use of other resources. Also, in connection with our operations, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.
Our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of corrective requirements, or prohibition from providing services to government entities.
We may from time to time pursue acquisitions, divestitures, investments or other strategic relationships or transactions, which could fail to meet expectations or otherwise harm our business.
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

•
Potential loss of an acquired company's, business' or partners' key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets, employees or customers in the event of a divestiture or other similar strategic transaction;

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other transaction;

•	Additional costs or incurrence of debt or equity dilution associated with funding an acquisition, investment or other relationship; and

•	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our quarterly results of operations fluctuate significantly and are difficult to predict.

Our quarterly results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including the amount and timing of compressor and other equipment sales, station construction sales, sales of RINs and LCFS Credits and recognition of other government credits, fluctuations in commodity costs and natural gas prices and sale activity, and the amount and timing of our billing, collections and liability payments, as well as the other factors described in these risk factors.
The significant fluctuations of our operating results in prior periods may render period-to-period comparisons less meaningful and investors in our securities should not rely on the results of any one quarter as an indicator of future performance. For example, our results for the quarterly periods ended March 31, 2016 and March 31, 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt, and our results for the quarterly period ended March 31, 2017 were also positively affected by a gain related to our sale of certain assets related to our RNG business. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods.
We depend on key people to generate our strategies and operate our business, and our business could be harmed if we are unable to retain these key people.

We believe that our future success is dependent upon the contributions of our officers and directors and certain other key managerial, sales, technical and finance personnel. All of our officers and other United States employees may terminate their employment relationships with us at any time. Additionally, our directors may resign at any time or fail to be re-elected by our stockholders on an annual basis. In many cases, these individuals’ knowledge of our business and experience in our industry would be extremely difficult to replace. Additionally, qualified individuals are in high demand, and we may incur significant costs to attract and retain our key people. If we are unable to retain our officers, directors and other key employees, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner, our business, operating results and financial condition could be harmed.

Natural gas purchase commitments may exceed demand, which could cause our costs relative to our revenue to increase.
We are a party to two long-term natural gas purchase agreements that have a take-or-pay commitment, and we may enter into additional similar contracts in the future. Take-or-pay commitments require us to pay for the natural gas that we have agreed to purchase irrespective of whether we can sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose significant natural gas vehicle fueling customers, or if demand under any existing or future sales contract does not maintain its volume levels or grow, these commitments may exceed our natural gas demand, which could cause our operating and supply costs to increase without a corresponding increase in revenue and our margins and performance may be negatively impacted.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion, and occasionally all of the purchase price of natural gas vehicles they agree to purchase. These financing activities involve a number of risks, including, among others, that: the equipment financed consists mostly of vehicles, which are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of March 31, 2017, we had $9.3 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
Our warranty reserves may not adequately cover our warranty obligations, which could result in unexpected costs.
We provide product warranties with varying terms and durations for the natural gas fueling compressors we manufacture and sell and the stations we build and sell, and we establish reserves for the estimated liability associated with these product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues, and the amounts estimated for these reserves could differ materially from the warranty costs that may actually be realized. We would be adversely affected by an increase in the rate of warranty claims or the amounts involved in warranty claims or by the occurrence of unexpected warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.
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
Risks Related to Our Common Stock
Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.
As of March 31, 2017, there were 149,722,174 shares of our common stock outstanding, 12,426,603 shares underlying outstanding stock options, 4,124,650 shares underlying outstanding restricted stock units, and 14,991,521 shares underlying outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Also, shares issued upon exercise or conversion of outstanding stock options and convertible notes are eligible for sale in the public market to the extent permitted by the provisions of the applicable stock option and convertible note agreements and Rule 144, or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of March 31, 2017, 12,969,485 shares of our common stock held by our co-founder and board member T. Boone Pickens ("Mr. Pickens") were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following such a margin call that is not satisfied, or any other large sales of our common stock by our officers and directors, may cause the price of our common stock to decline.
A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of March 31, 2017, Mr. Pickens beneficially owned approximately 10.6% of our common stock (including 12,969,485 outstanding shares of common stock, 725,000 shares underlying outstanding stock options and 2,531,645 shares underlying outstanding convertible notes). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their holdings of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, this concentration of ownership may facilitate a change of control at a time when you and other investors may prefer not to sell.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. This volatility may be in response to factors that are beyond our control. In addition to the other factors discussed in these risk factors, factors that may cause volatility in the price of our common stock include, among others:

•
Volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other alternative vehicle fuels, including renewable diesel, biodiesel, ethanol, electricity and hydrogen;

•	The market's perception of a need for alternative vehicle fuels generally;

•
The market's perception of the benefits of natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as cost savings, supply and environmental and safety benefits;

•	Expected adoption of and growth in the market for natural gas as a vehicle fuel, and our ability to capture a substantial share of and enhance our leadership position within this market;

•
Development, commercial availability and adoption of natural gas vehicles, including for heavy-duty trucks and medium and light-duty applications, and the factors that may impact these events, such as estimated incremental costs, annual fuel usage and annual fuel cost savings for vehicles using natural gas rather than gasoline or diesel;

•	Successful implementation of our business plans and initiatives;

•	Failure to meet or exceed financial estimates and projections of the investment community, due to fluctuations in our operating results or other factors;

•
Increasing competition, as a significant number of established businesses, many of which have substantially greater financial, marketing and other resources than we have, have entered or are planning to enter the market for natural gas and other alternatives for use as vehicle fuels;

•	Other competitive developments, including advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels;

•
Changes to the availability or effect on our business of environmental, tax or other regulations, programs or incentives that promote natural gas as a vehicle fuel, including, among others, VETC and the programs under which we generate and sell LCFS Credits and RINs;

•
Adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•
Changes to emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as the impact of emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing or transportation methods and fueling stations for these fuels;

•	The market's perception of the success and importance of our acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures or other changes;

•	Sales of our common stock by us or our officers, directors or significant stockholders; and

•	A decline in the trading volume of our common stock.

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

CLEAN ENERGY FUELS CORP.

Date: May 4, 2017	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

2.11+
Asset Purchase Agreement dated February 27, 2017, by and among Clean Energy Renewable Fuels, LLC, BP Products North America, Inc. and, solely with respect to Article VIII thereof, Clean Energy and BP Corporation North America, Inc., filed as Exhibit 2.11 to registrant’s Current Report on Form 8-K filed on March 1, 2017 and incorporated herein by reference.

10.119
Note Repurchase Agreement dated February 6, 2017, by and between the Company and T. Boone Pickens, filed as Exhibit 10.119 to registrant’s Current Report on Form 8-K filed on February 6, 2017 and incorporated herein by reference.

10.120*	Form of Option Surrender Agreement

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2016 and March 31, 2017;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2017;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2017; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.
+ Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The registrant agrees to furnish a supplemental copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.