Form 10-Q
period 2017-06-30
Clean Energy Fuels Corp.
filed 2017-08-03
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 27, 2017, there were 150,911,250 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2016	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$36,119	$49,959
Restricted cash	6,996	253
Short-term investments	73,718	151,259
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $1,280 as of December 31, 2016 and June 30, 2017, respectively	79,432	63,872
Other receivables	21,934	15,316
Inventory	29,544	29,949
Prepaid expenses and other current assets	14,021	12,239
Total current assets	261,764	322,847
Land, property and equipment, net	483,923	423,333
Notes receivable and other long-term assets, net	16,377	19,868
Investments in other entities	3,475	2,572
Goodwill	93,018	67,062
Intangible assets, net	38,700	36,764
Total assets	$897,257	$872,446
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$5,943	$4,319
Accounts payable	23,637	15,424
Accrued liabilities	52,601	35,740
Deferred revenue	7,041	6,359
Total current liabilities	89,222	61,842
Long-term portion of debt and capital lease obligations	241,433	210,509
Long-term debt, related party	65,000	40,000
Other long-term liabilities	7,915	5,230
Total liabilities	403,570	317,581
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 145,538,063 shares and 150,849,588 shares at December 31, 2016 and June 30, 2017, respectively	15	15
Additional paid-in capital	1,090,361	1,107,809
Accumulated deficit	(603,836)	(561,082)
Accumulated other comprehensive loss	(17,675)	(15,633)
Total Clean Energy Fuels Corp. stockholders’ equity	468,865	531,109
Noncontrolling interest in subsidiary	24,822	23,756
Total stockholders’ equity	493,687	554,865
Total liabilities and stockholders’ equity	$897,257	$872,446
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue:
Product revenue	$94,731	$67,849	$178,723	$144,078
Service revenue	13,294	13,167	25,084	26,429
Total revenue	108,025	81,016	203,807	170,507
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	61,880	50,825	115,251	105,422
Service cost of sales	6,848	6,519	12,732	12,783
Selling, general and administrative	25,261	23,304	50,856	47,077
Depreciation and amortization	14,920	14,336	29,881	29,653
Total operating expenses	108,909	94,984	208,720	194,935
Operating loss	(884)	(13,968)	(4,913)	(24,428)
Interest expense	(8,136)	(4,285)	(17,437)	(9,196)
Interest income	315	499	456	691
Other income (expense), net	(147)	135	103	(32)
Income (loss) from equity method investments	67	(34)	(7)	(70)
Gain from extinguishment of debt	10,120	—	26,043	3,195
Gain (loss) from sale of certain assets of subsidiary	—	(762)	—	69,886
Income (loss) before income taxes	1,335	(18,415)	4,245	40,046
Income tax benefit (expense)	(432)	(124)	(813)	2,139
Net income (loss)	903	(18,539)	3,432	42,185
Loss attributable to noncontrolling interest	627	731	926	1,066
Net income (loss) attributable to Clean Energy Fuels Corp.	$1,530	$(17,808)	$4,358	$43,251
Income (loss) per share:
Basic	$0.01	$(0.12)	$0.04	$0.29
Diluted	$0.01	$(0.12)	$0.04	$0.28
Weighted-average common shares outstanding:
Basic	109,272,906	150,586,423	103,782,086	149,721,767
Diluted	111,743,512	150,586,423	106,252,692	152,415,149
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2017	2016	2017	2016	2017
Net income (loss)	$1,530	$(17,808)	$(627)	$(731)	$903	$(18,539)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2016 and 2017	661	(323)	—	—	661	(323)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2016 and 2017	2	1,535	—	—	2	1,535
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2016 and 2017	10	(104)	—	—	10	(104)
Total other comprehensive income	673	1,108	—	—	673	1,108
Comprehensive income (loss)	$2,203	$(16,700)	$(627)	$(731)	$1,576	$(17,431)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017	2016	2017
Net income (loss)	$4,358	$43,251	$(926)	$(1,066)	$3,432	$42,185

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2016 and 2017	7,176	37	—	—	7,176	37
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2016 and 2017	(633)	2,114	—	—	(633)	2,114
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2016 and 2017	77	(109)	—	—	77	(109)
Total other comprehensive income	6,620	2,042	—	—	6,620	2,042
Comprehensive income (loss)	$10,978	$45,293	$(926)	$(1,066)	$10,052	$44,227
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net income	$3,432	$42,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,881	29,653
Provision for doubtful accounts, notes and inventory	1,304	1,279
Stock-based compensation expense	4,456	4,688
Amortization of debt issuance cost	859	443
Gain on extinguishment of debt	(26,043)	(3,195)
Gain from sale of certain assets of subsidiary	—	(69,886)
Changes in operating assets and liabilities:
Accounts and other receivables	24,229	23,698
Inventory	263	(2,155)
Prepaid expenses and other assets	1,411	2,150
Restricted cash	—	—
Accounts payable	(2,648)	(11,289)
Accrued expenses and other	(9,532)	(22,865)
Net cash provided by (used in) operating activities	27,612	(5,294)
Cash flows from investing activities:
Purchases of short-term investments	(65,661)	(156,940)
Maturities and sales of short-term investments	88,946	79,101
Purchases and deposits on property and equipment	(11,589)	(13,965)
Loans made to customers	(1,710)	(601)
Payments on and proceeds from sales of loans receivable	442	726
Restricted cash	(77)	1,578
Cash received from sale of certain assets of subsidiary, net of cash transferred	—	154,489
Investments in other entities	—	(1,929)
Capital from equity method investment	3,031	—
Net cash provided by investing activities	13,382	62,459
Cash flows from financing activities:
Issuances of common stock	52,429	10,767
Fees paid for issuances of common stock	(721)	(625)
Payment to holders of stock options in subsidiary	—	(8,605)
Proceeds from debt instruments	938	6,290
Proceeds from revolving line of credit	50,008	298
Repayment of borrowing under revolving line of credit	(5)	(23,500)
Repayment of capital lease obligations and debt instruments	(86,470)	(28,402)
Net cash provided by (used) in financing activities	16,179	(43,777)
Effect of exchange rates on cash and cash equivalents	1,419	452
Net increase in cash and cash equivalents	58,592	13,840
Cash and cash equivalents, beginning of period	43,724	36,119
Cash and cash equivalents, end of period	$102,316	$49,959
Supplemental disclosure of cash flow information:
Income taxes paid	$854	$294
Interest paid, net of approximately $270 and $51 capitalized, respectively	17,396	8,830
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
The Company's principal business is supplying renewable natural gas ("RNG"), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for natural gas fueling stations. As a comprehensive solution provider, the Company also designs, builds, operates, and maintains fueling stations; manufactures, sells and services non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; procures and sells RNG; sells tradable credits it generates by selling natural gas and RNG as a vehicle fuel, including credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives.
Basis of Presentation  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows as of and for the three and six months ended June 30, 2016 and 2017. All intercompany accounts and transactions have been eliminated in consolidation. The three and six month periods ended June 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year.
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
Reclassifications Certain prior period line items in the condensed consolidated statements of operations have been reclassified to conform to the classifications used to prepare the condensed consolidated financial statements for the period ended June 30, 2017. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

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
Note 2—Acquisitions and Divestitures
On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “Asset Sale”), consisting of Renewables’ two existing RNG production facilities, Renewables’ interest in the RNG Ventures (as defined in Note 10) and Renewables’ third-party RNG supply contracts (the “Assets”). The Asset Sale was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed the obligations under the Canton Bonds (as defined in Note 12), which totaled $8,820 as of March 31, 2017.

On March 31, 2017 BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487 (the "BP Note") which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, (i) BP paid Renewables an additional $2,010 on June 22, 2017, and (ii) the gain recorded from the Asset

Sale was reduced by $762. Pursuant to the APA, the valuation date of the Asset Sale was January 1, 2017, and as such the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the Asset Sale was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the condensed consolidated statement of operations through the three months ended March 31, 2017.

In addition, under the APA, BP is required, following the closing of the Asset Sale, to pay Renewables up to an additional $25,000 in cash over a five-year period if certain performance criteria relating to the Assets are met.

The Company incurred $3,695 in transaction fees in connection with the Asset Sale, and subsequent to March 31, 2017, the Company paid $8,605 in cash and issued 770,269 shares of the Company's common stock, collectively valued at $1,964, to holders of options to purchase membership units in Renewables. The net proceeds from the Asset Sale, net of $1,007 cash transferred to BP were $142,190.

Following completion of the Asset Sale, Renewables and the Company are continuing to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through the Company's natural gas fueling infrastructure as Redeem™, the Company's RNG vehicle fuel. The Company also collects royalties from BP on gas purchased from BP and sold as Redeem™ at the Company's stations, which royalty is in addition to any payment obligation of BP under the APA.
The Asset Sale resulted in a total gain of $69,886 that was recorded in gain from sale of certain assets of subsidiary in the Company's condensed consolidated statement of operations for the six months ended June 30, 2017. Included in the determination of the total gain is goodwill of $26,576 that was allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the reporting unit that was retained.
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
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $34,439 and $48,233 at December 31, 2016 and June 30, 2017, respectively.
Note 4—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash at December 31, 2016 and June 30, 2017 consisted of the following:

	December 31, 2016	June 30, 2017
Short-term restricted cash:
Standby letters of credit	$1,753	$253
Canton Bonds (see Note 12)	3,665	—
Held in escrow	1,578	—
Total short-term restricted cash	$6,996	$253

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
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2017, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$8,791	$(4)	$8,787
Corporate bonds	21,517	(7)	21,510
Certificate of deposits	43,421	—	43,421
Total short-term investments	$73,729	$(11)	$73,718
Short-term investments as of June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Municipal bonds and notes	$27,759	$(43)	$27,716
Zero coupon bonds	50,995	(25)	50,970
Corporate bonds	51,253	(39)	51,214
Certificate of deposits	21,359	—	21,359
Total short-term investments	$151,366	$(107)	$151,259
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
As of June 30, 2017, the Company's financial instruments consisted of available-for-sale securities, liability-classified warrants, and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values as of December 31, 2016 and June 30, 2017. See Note 12 for further information about the Company's debt instruments. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2016 and June 30, 2017, respectively.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2017, respectively:

Description	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$8,787	$—	$8,787	$—
Corporate bonds	21,510	—	21,510	—
Certificate of deposits	43,421	—	43,421	—
Liabilities:
Warrants(2)	581	—	—	581

Description	Balance at June 30, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$27,716	$—	$27,716	$—
Zero coupon bonds	50,970	—	50,970	—
Corporate bonds	51,214	—	51,214	—
Certificate of deposits	21,359	—	21,359	—
Liabilities:
Warrants(2)	549	—	—	549

(1) Included in short-term investments in the condensed consolidated balance sheets. See Note 5 for further information.
(2) Included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
No impairments of long-lived assets measured at fair value on a non-recurring basis have been incurred during the six months ended June 30, 2016 and 2017. The Company’s use of these non-financial assets does not differ from their highest and best use as determined from the perspective of a market participant.
Note 7—Other Receivables
Other receivables as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31, 2016	June 30, 2017
Loans to customers to finance vehicle purchases	$7,416	$6,942
Accrued customer billings	4,308	5,507
Fuel tax credits	6,358	—
Other	3,852	2,867
Total other receivables	$21,934	$15,316
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
Inventories as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31, 2016	June 30, 2017
Raw materials and spare parts	$24,843	$24,798
Work in process	845	1,378
Finished goods	3,856	3,773
Total inventories	$29,544	$29,949
Note 9—Land, Property and Equipment
Land, property and equipment as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31, 2016	June 30, 2017
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants (1)	47,545	—
Station equipment	341,605	320,858
Trailers	54,985	57,421
Other equipment	93,118	95,636
Construction in progress	117,662	117,361
	752,407	688,768
Less: accumulated depreciation	(268,484)	(265,435)
Total land, property and equipment, net	$483,923	$423,333
(1) The RNG plants were sold in the Asset Sale (See Note 2 for further information).
Included in land, property and equipment are capitalized software costs of $25,728 and $26,347 as of December 31, 2016 and June 30, 2017, respectively. The accumulated amortization of the capitalized software costs is $17,237 and $19,231 as of December 31, 2016 and June 30, 2017, respectively.
The Company recorded amortization expense related to the capitalized software costs of $847 and $1,122 during the three months ended June 30, 2016 and 2017, respectively, and $1,785 and $1,994 during the six months ended June 30, 2016 and 2017, respectively.
As of June 30, 2016 and 2017, $3,092 and $2,396, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 10— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
RNG Ventures
In November 2016, Renewables entered into agreements to form joint ventures with Aria Energy Operating LLC ("Aria"), a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia. These joint ventures are referred to as the "RNG Ventures." Renewables' interest in the RNG Ventures was transferred to BP upon completion of the Asset Sale (see Note 2 for further information); however, Renewables retained the right to purchase 100% of the RNG that will be produced by the production facilities to be developed by the RNG Ventures for the vehicle fuels market.  The Company accounted for its interest in the RNG Ventures using the equity method of accounting as the Company had the ability to exercise significant influence over these operations. The Company had an investment balance of $833 and $0 in the RNG Ventures as of December 31, 2016 and June 30, 2017, respectively.

MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded income (loss) from this investment of $67 and $(34) for the three months ended June 30, 2016 and 2017, respectively, and $(7) and $(70) for the six months ended June 30, 2016 and 2017, respectively. Additionally, on June 28, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company has an investment balance of $1,642 and $1,572 at December 31, 2016 and June 30, 2017, respectively.
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
The Company recorded a loss from the noncontrolling interest in NG Advantage of $627 and $731 for the three months ended June 30, 2016 and 2017, respectively, and $926 and $1,066 for the six months ended June 30, 2016 and 2017, respectively. The noncontrolling interest was $24,822 and $23,756 as of December 31, 2016 and June 30, 2017, respectively.
Note 11—Accrued Liabilities
Accrued liabilities as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31, 2016	June 30, 2017
Accrued alternative fuels incentives (1)	$9,840	$2,131
Accrued employee benefits	4,317	3,862
Accrued interest	1,849	1,523
Accrued gas and equipment purchases	11,657	10,125
Accrued property and other taxes	4,572	4,554
Salaries and wages	12,293	7,291
Other	8,073	6,254
Total accrued liabilities	$52,601	$35,740

(1)
Accrued liabilities include the amount of RINs and LCFS Credits and as of December 31, 2016, federal alternative fuels tax credit ("VETC") payable to third parties. VETC expired as of December 31, 2016 and as a result, no VETC amounts were accrued as of June 30, 2017 (see Note 17 for further information about VETC).

Note 12—Debt
Debt and capital lease obligations as of December 31, 2016 and June 30, 2017 consisted of the following and are further discussed below:

	December 31, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	$150,000	$274	$149,726
5.25% Notes	110,450	1,088	109,362
Plains Credit Facility	23,500	—	23,500
Canton Bonds	9,520	373	9,147
Capital lease obligations	6,028	—	6,028
NG Advantage debt	13,068	237	12,831
Other debt	1,782	—	1,782
Total debt and capital lease obligations	314,348	1,972	312,376
Less amounts due within one year	(6,126)	(183)	(5,943)
Total long-term debt and capital lease obligations	$308,222	$1,789	$306,433

	June 30, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes (1)	$125,000	$179	$124,821
5.25% Notes	110,450	767	109,683
Capital lease obligations	1,038	—	1,038
NG Advantage debt	17,682	233	17,449
Other debt	1,837	—	1,837
Total debt and capital lease obligations	256,007	1,179	254,828
Less amounts due within one year	(4,377)	(58)	(4,319)
Total long-term debt and capital lease obligations	$251,630	$1,121	$250,509

(1) Includes $65,000 and $40,000 in principal amount held by T. Boone Pickens ("Mr. Pickens"), as of December 31, 2016 and June 30, 2017, respectively, which is classified as “Long-term debt, related party” on the condensed consolidated balance sheet. See the description below for additional information.

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

The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of June 30, 2017.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 held by Mr. Pickens for a cash purchase price of $21,750. The Company's repurchase of this 7.5% Note resulted in a total gain of $3,191 for the three and six months ended June 30, 2017.
On February 21, 2017, GEIH transferred an additional $11,800 in principal amount of its 7.5% Notes to a third party.
As a result of the foregoing transactions, as of June 30, 2017, (i) Mr. Pickens held 7.5% Notes in the aggregate principal amount of $40,000, (ii) GEIH held 7.5% Notes in the aggregate principal amount of $68,200, and (iii) other third parties held 7.5% Notes in the aggregate principal amount of $16,800.
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

The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of June 30, 2017.
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
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility were due and payable on February 28, 2017. Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On October 31, 2016, the Plains LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company had no amounts outstanding under the Credit Facility as of June 30, 2017.

The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of June 30, 2017.

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

NG Advantage Debt
On May 12, 2016 and January 24, 2017, respectively, NG Advantage entered into a Loan and Security Agreement (the “Commerce LSA”) with Commerce Bank & Trust Company (“Commerce”), pursuant to which Commerce agreed to lend NG Advantage $6,300 and $6,150, respectively. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal for both loans are payable monthly in 84 equal monthly installments at an annual rate of 4.41% and 5.0%, respectively. As collateral security for the prompt payment in full when due of NG Advantage's obligations to Commerce under the Commerce LSA, NG Advantage pledged to and granted Commerce a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Commerce LSA.

On November 30, 2016, NG Advantage entered into a Loan and Security Agreement (the "Wintrust LSA") with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4,695. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal is payable monthly in 72 equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of NG Advantage's obligations to Wintrust under the Wintrust LSA, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Wintrust LSA.

NG Advantage has other debt for trailers and equipment due at various dates through 2021 bearing interest at rates up to 6.01%, with weighted -average interest rates of 5.51% and 5.46%, and outstanding principal balance of $2,598 and $2,216 as of December 31, 2016 and June 30, 2017, respectively.

Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 20.5% with weighted -average interest rates of 5.72% and 7.38% as of December 31, 2016 and June 30, 2017, respectively.
Note 13—Net Income (Loss) Per Share
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
The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Weighted-average common shares outstanding	109,272,906	150,586,423	103,782,086	149,721,767
Dilutive effect of potential common shares from restricted stock units	2,470,606	—	2,470,606	2,693,382
Weighted-average common shares outstanding - diluted	111,743,512	150,586,423	106,252,692	152,415,149
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although such securities were antidilutive for the respective periods, they could be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Stock Options	11,668,893	10,163,119	11,668,893	10,163,119
Convertible Notes	26,762,902	14,991,521	26,762,902	14,991,521
Restricted Stock Units	—	2,693,382	2,470,606	—
Total	38,431,795	27,848,022	40,902,401	25,154,640
At-The-Market Offering Program
On May 31, 2017, the Company terminated its equity distribution agreement (the “Sales Agreement”) with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal. The Sales Agreement was terminable at will upon written notification by the Company with no penalty. Pursuant to the Sales Agreement, the Company was entitled to issue and sell, from time to time, through or to Citigroup, shares of its common stock having an aggregate offering price of up to $200,000 in an “at-the-market” offering program (the “ATM Program”). The ATM Program commenced on November 11, 2015 when the Company and Citigroup entered into the original equity distribution agreement, which was amended and restated on September 9, 2016 and again on December 21, 2016 prior to its termination.

The following table summarizes the activity under the ATM Program for the periods presented:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(in 000s, except per-share amounts)	2016	2017	2016	2017
Gross proceeds	$32,249	$—	$54,300	$10,767
Fees and issuance costs	619	57	1,300	311
Net proceeds	31,630	(57)	53,000	10,456
Shares issued	7,664,467	—	17,501,443	3,802,500
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Stock-based compensation expense, net of $0 tax in 2016 and 2017	$2,037	$2,778	$4,456	$4,688
At June 30, 2017, there was $9,979 of total unrecognized compensation costs related to non-vested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.84 years.
Note 15—Income Taxes
The Company’s income tax benefit (expense) was $(432) and $(124) for the three months ended June 30, 2016 and 2017, respectively, and $(813) and $2,139 for the six months ended June 30, 2016 and 2017, respectively. Tax benefit (expense) for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to a decrease in the deferred tax expense attributed to the reduction of goodwill amortization following the Asset Sale (see Note 2). The increase in the Company's income tax benefit for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to a deferred tax benefit from the Asset Sale. The effective tax rates for the three and six months ended June 30, 2016 and 2017 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
Following the Asset Sale, the Company also benefited from the utilization of federal and state net operating loss ("NOL") carryovers that offset all of the Company's federal and the majority of its state taxes. In addition to the decrease in its deferred tax liability of $2,493 attributed to the reduction in goodwill following the Asset Sale, the utilization of NOLs also resulted in a decrease of $29,768 in the Company's deferred tax assets attributed to NOLs and a corresponding decrease in the Company's deferred tax asset valuation allowance.
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three and six months ended June 30, 2016 or 2017. The net interest incurred was immaterial for both the three and six months ended June 30, 2016 and 2017, respectively.
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
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company, does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Note 17—Alternative Fuels Excise Tax Credit
In December 2015, the U.S. Congress passed the Consolidated Appropriations Act, which included an alternative fuels tax credit referred to in these condensed consolidated financial statements as "VETC." The credit was made retroactive to January 1, 2015 and extended through December 31, 2016, except that the alternative fuels tax credit for LNG sold as a vehicle fuel in 2016 was based on the diesel gallon equivalent of LNG sold, rather than the liquid gallon of LNG sold as it was in 2015. As a result, the Company was eligible to receive a credit of $0.50 per gasoline gallon equivalent of CNG sold as a vehicle fuel in 2016 and $0.50 per diesel gallon equivalent of LNG sold as a vehicle fuel in 2016.

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

VETC revenue for the three and six months ended June 30, 2016 was $6,536 and $12,916, respectively. VETC ceased to be available after it expired on December 31, 2016 and may not be available for any subsequent period.

Note 18—Recently Issued and Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. This ASU allows entities to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. Specifically, an entity will not apply modification accounting if all of the following are the same immediately before and after the change: (1) the award's fair value (or calculated value or intrinsic value if those measurement methods are used), (2) the award's vesting conditions, and (3) the award's classification as an equity or liability instrument. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU requires registrants to disclose the effect that ASU 2014-09 (Revenue from Contracts with Customers (Topic 606), ASU 2016-02 (Leases (Topic 842), and ASU 2016-13 (Financial Instruments--Credit Losses (Topic 326) will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard’s impact on its financial statements. This guidance was effective upon issuance and other than enhancements to the qualitative disclosures regarding the future adoption of the referenced ASUs above, adoption of this ASU is not expected to have any impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The new standard was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the standard as of January 1, 2017 and in connection with the adoption, the Company elected to recognize forfeitures when they occur. Previously, the Company estimated a forfeiture rate in accordance with prior guidance. This election was implemented under the modified retrospective approach with a cumulative effect of an increase in accumulated deficit of $194, net of tax. This adjustment represents the cumulative additional compensation expense that would have been amortized through the date of adoption had this accounting policy election been in place. This ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. As a result, the Company’s deferred tax asset relating to its net operating loss carryovers increased by $8,600 with a corresponding increase in the deferred tax asset valuation allowance. The Company also adopted, on a prospective basis, (1) the classification of excess tax benefits as an operating activity in the condensed consolidated statements of cash flows and (2) the exclusion of the amount of excess tax benefits when applying the treasury stock method for the Company’s diluted income (loss) per share calculation. Neither of these adoptions had a material impact on the Company's cash flows or diluted income (loss) per share calculation for the six months ended June 30, 2017. Additionally, the Company continues to (1) classify cash paid by the Company for directly withholding shares for tax withholding purposes as a financing activity in the condensed consolidated statements of cash flows and (2) withhold the statutory minimum taxes for participants in the Company’s stock-based compensation plans.

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

Note 19—Subsequent Events
On July 3, 2017, NG Advantage received a nonrefundable payment of $8,350 in connection with an arrangement for the purchase, sale, and transportation of CNG over a five-year period that was entered into in June 2017. The arrangement is customary and ordinary course and the payment is to reserve a specified volume of CNG transportation capacity under the arrangement. NG Advantage is under no obligation to return any portion of the payment in connection with its use of the capacity or otherwise.
On July 14, 2017, the Company contributed to NG Advantage all of its right, title and interest in and to a CNG station located in Milton, Vermont. The Company purchased the Milton CNG station from NG Advantage in October 2014 and, also in October 2014, entered into a lease agreement with NG Advantage pursuant to which the Company leased the station to NG Advantage. This lease agreement relating to the Milton CNG station was terminated contemporaneously with the contribution. As consideration for the contribution, NG Advantage issued to the Company Series A Preferred Units with an aggregate value of $7,500. The Series A Preferred Units provide for an accrued return in the event of a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions, but the Series A Preferred Units do not, in themselves, increase the Company's controlling interest in NG Advantage. As a result, following the contribution, the Company's controlling interest in NG Advantage remains at 53.3%.

On July 25, 2017, the Company entered into an arrangement for the purchase of 147 used natural gas heavy -duty trucks valued at $9,408 by December 29, 2017.

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

Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of renewable natural gas ("RNG"), compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; manufacture, sell and service non-lubricated natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG to industrial and institutional energy users who do not have direct access to natural gas pipelines; procure and sell RNG; sell tradable credits we generate by selling natural gas and RNG as a vehicle fuel, including credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits") and Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, government fleets, and industrial and institutional energy users. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of June 30, 2017, we serve nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we own, operate or supply approximately 575 natural gas fueling stations in 42 states in the United States and four provinces in Canada.
Performance Overview
The following performance overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.

Sources of Revenue
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017
Volume Related (1)	$71.6	$63.3	$139.5	$136.9
Compressor Sales	8.8	5.2	17.1	11.7
Station Construction Sales	21.1	12.3	34.3	21.6
VETC (2)	6.5	—	12.9	—
Other	—	0.2	—	0.3
Total	$108.0	$81.0	$203.8	$170.5

(1)	Our volume-related revenue primarily consists of sales of CNG, LNG and RNG fuel, sales of RINs and LCFS Credits and performance of O&M services.

(2)	Represents a federal alternative fuels tax credit that we refer to as "VETC," which expired December 31, 2016.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned or operated), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables, which should be read in conjunction with the condensed consolidated financial statements and notes included in this report and the consolidated financial statements and notes included in our 2016 Form 10-K, present our key operating data for the years ended December 31, 2014, 2015, and 2016 and for the three and six months ended June 30, 2016 and 2017:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017
CNG (1)	182.6	229.2	259.2	63.9	71.1	125.0	139.6
RNG (2)	12.2	8.8	3.0	0.6	0.6	1.6	1.2
LNG	70.3	70.5	66.8	18.4	16.7	33.8	32.7
Total	265.1	308.5	329.0	82.9	88.4	160.4	173.5

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017
O&M	137.3	159.3	176.6	44.4	50.3	84.7	97.0
Fuel (1)	108.2	130.1	128.5	32.6	31.8	64.5	64.4
Fuel and O&M (3)	19.6	19.1	23.9	5.9	6.3	11.2	12.1
Total	265.1	308.5	329.0	82.9	88.4	160.4	173.5

Other operating data (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017
Station construction cost of sales	56.3	32.3	57.0	17.8	11.3	29.1	19.7
Gross margin	$120.2	$125.8	$147.1	39.3	23.7	75.8	52.3
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(89.7)	$(134.2)	$(12.2)	$1.5	$(17.8)	$4.4	$43.3

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.0 million, 0.4 million, and 0.5 million, for the years ended December 31, 2014, 2015, and 2016, respectively, 0.1 million and 0.1 million for the three months ended June 30, 2016 and 2017, respectively, and 0.2 million and 0.3 million for the six months ended June 30, 2016 and 2017, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, also known as Redeem™, is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of VETC: $28.4 million, $31.0 million, and $26.6 million for the years ended December 31, 2014, 2015, and 2016, respectively, $6.5 million and $0.0 million for the three months ended June 30, 2016 and 2017, respectively, and $12.9 million and $0.0 million for the six months ended June 30, 2016 and 2017, respectively. See the discussion under “Recent Developments—VETC Expiration” below.

Recent Developments
Purchase of Natural Gas Heavy -Duty Trucks. On July 25, 2017, the Company entered into an arrangement for the purchase of 147 used natural gas heavy -duty trucks valued at $9.4 million by December 29, 2017, with the intention of selling the trucks to our customers.

NG Advantage's Arrangement with BP Energy. In June 2017, our subsidiary NG Advantage, LLC (“NG Advantage”) entered into an arrangement for the purchase, sale and transportation of CNG over a five-year period. The arrangement is customary and ordinary course and provides for a payment of a nonrefundable amount of $8.35 million to reserve a specified volume of CNG transportation capacity under the arrangement, which advance was paid to NG Advantage on July 3, 2017.

Contribution of Milton CNG Station. On July 14, 2017, we contributed to NG Advantage all of our right, title and interest in and to a CNG station located in Milton, Vermont. We purchased the Milton CNG station from NG Advantage in October 2014 and, also in October 2014, entered into a lease agreement with NG Advantage pursuant to which we leased the station to NG Advantage. This lease agreement relating to the Milton CNG station was terminated contemporaneously with the contribution. As consideration for the contribution, NG Advantage issued to us Series A Preferred Units with an aggregate value of $7.5 million. The Series A Preferred Units provide for an accrued return in the event of a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions, but the Series A Preferred Units do not, in themselves, increase our controlling interest in NG Advantage. As a result, following the contribution, our controlling interest in NG Advantage remains at 53.3%.

Termination of ATM Program. On May 31, 2017, we terminated our equity distribution agreement (the “Sales Agreement”) with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal. The Sales Agreement was terminable at will upon written notification by us with no penalty. Pursuant to the Sales Agreement, we were entitled to issue and sell, from time to time, through or to Citigroup shares of our common stock having an aggregate offering price of up to $200.0 million in an “at-the-market” offering program (the “ATM Program”). The ATM Program commenced on November 11, 2015 when we and Citigroup entered into the original equity distribution agreement, which was amended and restated on September 9, 2016 and again on December 21, 2016 prior to its termination.

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

On March 31, 2017, BP paid Renewables $30.0 million in cash and delivered to Renewables a promissory note with a principal amount of $123.5 million, which was paid in full on April 3, 2017. In addition, on June 22, 2017, BP paid Renewables an additional $2.0 million related to the determination of certain post-closing adjustments. Renewables recognized a gain of $69.9 million as of June 30, 2017 from the Asset Sale. Pursuant to the APA, the valuation date of the Asset Sale was January 1, 2017, and the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the Asset Sale was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the condensed consolidated statement of operations through March 31, 2017.

In addition, under the APA, BP is required, following the closing of the Asset Sale, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain performance criteria relating to the Assets are met.

We incurred $3.7 million in transaction fees in connection with the Asset Sale, and paid all such fees subsequent to March 31, 2017. Also, subsequent to March 31, 2017, we paid $8.6 million in cash and issued 770,269 shares of common stock to holders of Renewables Option Awards (as defined and discussed below). The net proceeds from the Asset Sale, net of $1.0 million cash transferred to BP were $142.2 million.

Following completion of the Asset Sale, we are continuing to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through our natural gas vehicle fueling infrastructure as Redeem™, our RNG vehicle fuel. We collect royalties from BP on gas purchased from BP and sold as Redeem™ at our stations, which royalty is in addition to any payment obligation of BP under the APA.

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
Key Trends
Market for Natural Gas. CNG and LNG are generally less expensive than gasoline and diesel on an energy equivalent basis. Additionally, according to studies conducted by the California Air Resources Board ("CARB") and Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, CNG and LNG are cleaner than gasoline and diesel fuel. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We believe this growth in demand is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG, increasingly stringent environmental regulations affecting vehicle fleets and increased supply of natural gas.
Since approximately mid-2014, however, the prices of oil, gasoline, diesel and natural gas have been significantly lower and volatile, and these trends of lower prices and volatility may continue. These conditions have resulted in lower revenue levels in certain recent periods, which we believe is due in large part to slowed and reduced growth in overall demand for natural gas as a vehicle fuel caused by a decreased pricing advantage when comparing natural gas prices to diesel and gasoline prices. These conditions have also caused us to reduce the prices we have been charging our customers for CNG and LNG in certain periods, which has reduced our profit margins. Additionally, to the extent these conditions have contributed to curtailed demand or slowed growth in the market for natural gas as a vehicle fuel, we believe they have also contributed to decreases in compressor sales and station construction activity in certain periods, as the success of these components of our operations is dependent upon the success of the natural gas vehicle fuels market generally. If these volatile and lower-pricing conditions and other uncertainties persist, our financial results may continue to be adversely affected.

Our Performance. Our gross revenue mostly consists of volume -related revenue, compressor and other equipment sales, station construction sales, and historically, VETC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of compressor and other equipment sales, station construction sales, sales of RINs and LCFS Credits and recognition of any other government credits, fluctuations in commodity costs and natural gas prices and sale activity. Our volume-related revenue, which is further discussed below, increased from 2014 to 2016 due largely to the increase in gallons delivered across this period; however, volume-related revenue declined in the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to decreased revenue from sales of RINs and LCFS Credits as a result of the Asset Sale. We expect this trend of lower volume-related revenue primarily due to decreased revenue from sales of RINs and LCFS Credits as a result of the Asset Sale to continue.

Our cost of sales can also vary between periods due to a variety of factors, including fluctuations in commodity costs, compressor equipment, station construction, and labor costs.

In addition, our performance in certain recent periods has been materially affected by certain non-cash gains relating to particular transactions or events. For example, our results for the six months ended June 30, 2016 and 2017 were positively affected by gains related to repurchases and retirements of our outstanding convertible debt, and our results for the six months ended June 30, 2017 were also positively affected by the gain from the Asset Sale. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, which do not impact our liquidity.

See "Results of Operations" below for a further discussion of our performance.

Volume-Related Revenue. The amount of CNG, LNG and RNG GGEs we delivered increased by 24.1% from 2014 to 2016 and by 8.2% from the first six months of 2016 compared to the same period in 2017.

The RNG we sell for vehicle fuel is delivered in the form of CNG or LNG and is distributed under the name Redeem™. The amount of Redeem™ vehicle fuel we delivered increased by 190.1% from 20.2 million GGEs in 2014 to 58.6 million GGEs in 2016, and by 14.0% from 30.1 million GGEs in the first six months of 2016 to 34.3 million GGEs for the same period in 2017.

We believe demand for Redeem™ is largely attributable to the lower greenhouse gas emissions that it produces relative to gasoline and diesel, and we expected our Redeem™ business will continue to grow. Our sales of increasing volumes of CNG, LNG and RNG for use as a vehicle fuel has caused us to generate increasing amounts of RINs and LCFS Credits, which together with the increasing prices for RINs and LCFS Credits, has resulted in increased revenue associated with these credits.
The following table summarizes our revenue from RINs and LCFS Credits in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2017	2016	2017
RIN Credits	$7.5	$3.7	$13.1	$13.4
LCFS Credits	5.5	0.4	10.9	2.9
Total	$13.0	$4.1	$24.0	$16.3
Although we will continue to generate revenue relating to the sale of RINs and LCFS Credits from our continued sales of our Redeem™ RNG vehicle fuel, the amount of revenue we will receive from the sale of these credits has decreased as a result of the Asset Sale, which adversely affects our results of operations, in particular our volume -related revenue, and reduces our effective price per gallon. Pursuant to the terms of the APA, $5.1 million of revenue attributable to sales of RINs and LCFS Credits in the first quarter of 2017 was included as a reduction of the gain from the Asset Sale, as an adjustment to the purchase price (See Note 2).

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

Anticipated Future Trends
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas vehicle fuel has been closer to the prices of gasoline and diesel in recent years as a result of lower oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas compared to gasoline and diesel. It is uncertain, however, whether and when the prices for gasoline and diesel will increase, and we expect that adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will be negatively affected while oil and diesel prices remain low. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in recent years of natural gas production in the United States, as well as increasingly stringent environmental regulations affecting vehicle fleets, which we believe drives the market for alternative vehicle fuels generally.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend if and when it materializes. Our business plan calls for expanding our sales of natural gas vehicle fuel in the markets in which we operate, including heavy-duty trucking, airports, refuse, public transit, government fleets and industrial and institutional energy users, and pursuing additional markets as opportunities arise. Additionally, we expect that the lower greenhouse gas emissions associated with our Redeem™ vehicle fuel will result in increased demand for this fuel, resulting in our delivery of increasing volumes of Redeem™ to our vehicle fleet customers. If these projections materialize and our business grows as we anticipate, then our operating costs and capital expenditures will increase, primarily from the anticipated expansion of our station network, additional investments in ANGH stations to add CNG fueling, purchases of additional CNG trailers by NG Advantage, LNG plant maintenance costs, and increased RNG purchases from third-party producers, as well as the logistics of delivering more natural gas fuel to our customers. We also may seek to acquire assets and/or businesses that are in the natural gas fueling infrastructure, which may require us to spend additional capital.

We expect competition in the market for natural gas vehicle fuel to remain steady in the near-term, but we expect competition in the vehicle fuels market generally to increase. Any such increased competition may reduce our customer base and revenue and may lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

Several factors create potential uncertainties relating to the future market for natural gas as a vehicle fuel. These factors include growing favor by lawmakers, regulators, other policymakers, environmental organizations or other powerful groups for non-natural gas fuels and vehicles, including long-standing support for gasoline and diesel-powered vehicles and growing favor for electric and/or hydrogen-powered vehicles, and the availability and effect on our business of environmental and other regulations, programs or incentives. Subsequent to December 31, 2016, our stock price has declined due to adverse macroeconomic conditions surrounding the energy industry which could also lead to decreased cash flows which may indicate the carrying value of our goodwill or long lived assets is impaired. As a result of the recent volatility of our market capitalization and possible decrease in cash flows, it is possible that our goodwill or long lived assets could become impaired, which could result in a material charge and adversely affect our results of operations. See “Risk Factors” in Part II, Item 1A of this report for additional information.

Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 12 to our condensed consolidated financial statements included in this report, have certain non-financial covenants with which we must comply. As of June 30, 2017, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A of our 2016 Form 10-K. In the six months ended June 30, 2017, there were no material changes to our risk management activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value estimates

Our critical accounting policies and estimates are discussed in the MD&A of our 2016 Form 10-K. For the six months ended June 30, 2017, there were no material changes to our critical accounting policies.

Recently Issued and Adopted Accounting Standards
For a description of recently issued and adopted accounting standards, see Note 18 to the condensed consolidated financial statements included in this report.

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2017
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Three Months Ended June 30,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenue	87.7%	83.7%
Service revenue	12.3	16.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	57.3	62.7
Service cost of sales	6.3	8.0
Selling, general and administrative	23.4	28.8
Depreciation and amortization	13.8	17.7
Total operating expenses	100.8	117.2
Operating loss	(0.8)	(17.2)
Interest expense	(7.5)	(5.3)
Interest income	0.3	0.6
Other income (expense), net	(0.1)	0.2
Income (loss) from equity method investments	0.1	0.0
Gain from extinguishment of debt	9.4	—
Gain (loss) from sale of certain assets of subsidiary	—	(0.9)
Income (loss) before income taxes	1.4	(22.6)
Income tax benefit (expense)	(0.4)	(0.2)
Net income (loss)	1.0	(22.8)
Loss attributable to noncontrolling interest	0.6	0.9
Net income (loss) attributable to Clean Energy Fuels Corp.	1.6%	(21.9)%
Revenue.    Revenue decreased by $27.0 million to $81.0 million in the three months ended June 30, 2017, from $108.0 million in the three months ended June 30, 2016. This decrease was primarily due to the expiration of VETC in addition to lower volume -related revenue, compressor revenue and station construction sales.
Volume -related revenue decreased by $8.3 million between periods primarily due to reduced revenue received from sales of RINs and LCFS Credits. Although we continue to generate revenue from the sale of RINs and LCFS Credits in connection with sales of our Redeem™ RNG vehicle fuel, the amount of revenue we receive from the sale of these credits has decreased as a result of the Asset Sale. See "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report for additional information about the Asset Sale. The decrease in volume -related revenue was partially offset by an increase of 5.5 million gallons delivered.

This increase in gallons delivered was due to a 7.2 million gallon increase in CNG gallons delivered, which was primarily attributable to 23 new refuse customers, five new transit customers, and two new trucking customers. This increase was partially offset by a 1.7 million decrease in LNG gallons delivered as non-vehicle fuel. Our effective price per gallon charged was $0.72 for the three months ended June 30, 2017, a $0.14 per gallon decrease from $0.86 per gallon for the three months ended June 30, 2016. Our effective price per gallon is defined as revenue generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.

Compressor revenue from our subsidiary, Clean Energy Compression, decreased by $3.6 million between periods due to lower compressor sales, which was due to continued low global demand.

Station construction sales decreased by $8.8 million between periods, principally due to a decrease in large, full -station projects.

VETC revenue decreased by $6.5 million between periods due to the expiration of VETC on December 31, 2016.

Cost of sales. Cost of sales decreased by $11.4 million to $57.3 million in the three months ended June 30, 2017, from $68.7 million in the three months ended June 30, 2016. This decrease was primarily due to a $6.4 million decrease between periods in station construction costs due to lower station construction sales, a $4.0 million decrease between periods in compressor costs due to lower compressor sales.

Our effective cost per gallon decreased by $0.04 per gallon between periods, to $0.47 per gallon in the three months ended June 30, 2017 from $0.51 per gallon in the three months ended June 30, 2016. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale and therefore, the costs to operate those facilities were not incurred in the three months ended June 30, 2017.

Selling, general and administrative. Selling, general and administrative expenses decreased by $2.0 million to $23.3 million in the three months ended June 30, 2017, from $25.3 million in the three months ended June 30, 2016. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the Asset Sale in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $0.6 million to $14.3 million in the three months ended June 30, 2017, from $14.9 million in the three months ended June 30, 2016, primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale.
Interest expense.  Interest expense decreased by $3.8 million to $4.3 million in the three months ended June 30, 2017, from $8.1 million in the three months ended June 30, 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net.  Other income (expense), net, increased by $0.2 million to $0.1 million of income in the three months ended June 30, 2017, compared to $(0.1) million of expense in the three months ended June 30, 2016. This increase in other income was primarily due to our incurrence of fewer losses in the three months ended June 30, 2017 than the comparable 2016 period from sales denominated in foreign currencies.
Income tax benefit (expense).  Income tax benefit (expense) decreased by $0.3 million to $(0.1) million of tax expense in the three months ended June 30, 2017, compared to $(0.4) million of tax expense in the three months ended June 30, 2016. The decrease in income tax expense was primarily attributable to the reduction of goodwill amortization following the Asset Sale.
Loss from noncontrolling interest.  During the three months ended June 30, 2016 and 2017, we recorded a $0.6 million and $0.7 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during the applicable periods.
Gain from extinguishment of debt. Gain from extinguishment of debt decreased by $10.1 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to our repurchase of a lower principal amount of debt at higher prices in the three months ended June 30, 2017 compared to the comparable 2016 period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2017
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Six Months Ended June 30,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenue	87.7%	84.5%
Service revenue	12.3	15.5
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	56.5	61.8
Service cost of sales	6.2	7.5
Selling, general and administrative	25.0	27.6
Depreciation and amortization	14.7	17.4
Total operating expenses	102.4	114.3
Operating loss	(2.4)	(14.3)
Interest expense	(8.6)	(5.4)
Interest income	0.3	0.4
Other income (expense), net	0.1	0.0
Income (loss) from equity method investments	0.0	0.0
Gain from extinguishment of debt	12.8	1.9
Gain (loss) from sale of certain assets of subsidiary	—	41.0
Income (loss) before income taxes	2.2	23.6
Income tax benefit (expense)	(0.4)	1.3
Net income (loss)	1.8	24.9
Loss attributable to noncontrolling interest	0.5	0.6
Net income (loss) attributable to Clean Energy Fuels Corp.	2.3%	25.5%
Revenue.    Revenue decreased by $33.3 million to $170.5 million in the six months ended June 30, 2017, from $203.8 million in the six months ended June 30, 2016. This decrease was primarily due to the expiration of VETC in addition to lower volume -related revenue, compressor revenue and station construction sales.
Volume -related revenue decreased by $2.6 million between periods, primarily due to reduced revenue received from sales of RINs and LCFS Credits. Although we continue to generate revenue from the sale of RINs and LCFS Credits in connection with sales of our Redeem™ RNG vehicle fuel, the amount of revenue we receive from the sale of these credits has decreased as a result of the Asset Sale. See "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report for additional information about the Asset Sale. The decrease in volume -related revenue was partially offset by an increase of 13.1 million gallons delivered.

This increase in gallons delivered was due to a 14.6 million gallon increase in CNG gallons delivered, which was primarily attributable to 22 new refuse customers, nine new transit customers, and three new trucking customers. This increase was partially offset by a 1.1 million decrease in LNG gallons delivered in a non-vehicle fuel and a 0.4 million decrease in RNG gallons delivered as non-vehicle fuel. Our effective price per gallon charged was $0.79 for the six months ended June 30, 2017, a $0.08 per gallon decrease from $0.87 per gallon for the six months ended June 30, 2016. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits

Compressor revenue from our subsidiary, Clean Energy Compression, decreased by $5.4 million between periods due to lower compressor sales, which was due to continued low global demand.

Station construction sales decreased by $12.7 million between periods, principally due to a decrease in large, full -station projects.

VETC revenue decreased by $12.9 million between periods due to the expiration of VETC on December 31, 2016.

Cost of sales. Cost of sales decreased by $9.8 million to $118.2 million in the six months ended June 30, 2017, from $128.0 million in the six months ended June 30, 2016. This decrease was primarily due to a $9.4 million decrease between periods in station construction costs related to lower station construction sales and a $6.1 million decrease between periods in compressor costs due to lower compressor sales. This decrease was offset by a $5.7 million increase in cost of sales due to the increased natural gas volumes delivered.

Our effective cost per gallon was $0.51 per gallon in each of the six months ended June 30, 2016 and 2017.

Selling, general and administrative. Selling, general and administrative expenses decreased by $3.8 million to $47.1 million in the six months ended June 30, 2017, from $50.9 million in the six months ended June 30, 2016. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the Asset Sale in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $0.2 million to $29.7 million in the six months ended June 30, 2017, from $29.9 million in the six months ended June 30, 2016, primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale.
Interest expense.  Interest expense decreased by $8.2 million to $9.2 million in the six months ended June 30, 2017, from $17.4 million in the six months ended June 30, 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net.  Other income (expense), net, decreased by $0.1 million in the six months ended June 30, 2017. This decrease was primarily due to a $0.4 million loss from sales denominated in foreign currencies, partially offset by a $0.2 million decrease in losses recorded from the disposal of assets between periods.
Income tax benefit (expense).  Income tax benefit (expense) increased by $2.9 million to $2.1 million of tax benefit in the six months ended June 30, 2017, compared to $(0.8) million of tax expense in the six months ended June 30, 2016. The increase in income tax benefit was primarily due to the deferred tax benefit attributable to the reduction of goodwill amortization following the Asset Sale.
Loss from noncontrolling interest.  During the six months ended June 30, 2016 and 2017, we recorded a $0.9 million and $1.1 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during the applicable periods.
Gain from extinguishment of debt. Gain from extinguishment of debt decreased by $22.8 million to $3.2 million in the six months ended June 30, 2017, from $26.0 million in the six months ended June 30, 2016. This decrease was primarily due to our repurchase of a lower principal amount of debt at higher prices in the six months ended June 30, 2017 compared to the comparable 2016 period.
Gain from sale of certain assets of subsidiary. In the six months ended June 30, 2017, we recorded a gain of $69.9 million related to the Asset Sale. We recorded no comparable gain in the six months ended June 30, 2016.

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

Cash Flows

Cash used by operating activities was $5.3 million in the six months ended June 30, 2017, compared to $27.6 million provided by operating activities in the comparable 2016 period. The $32.9 million decrease in cash provided by operating activities was primarily due to payment of transaction fees related to the Asset Sale and a reduction in operating results due to the decreased revenue from RIN and LCFS Credits as a result of the Asset Sale and the expiration of VETC.

Cash provided by investing activities was $62.5 million in the six months ended June 30, 2017, compared to $13.4 million provided by investing activities in the comparable 2016 period. The $49.1 million increase in cash provided by investing activities was primarily attributable to $154.5 million in cash received, net of cash transferred, in connection with the Asset Sale (see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report for additional information). The increase was partially offset by incremental purchases of short-term investments, net of maturities, of $101.1 million in the six months ended June 30, 2017, compared to the comparable 2016 period.

Cash used in financing activities in the six months ended June 30, 2017 was $43.8 million, compared to $16.2 million provided by financing activities in the comparable 2016 period. The $60.0 million increase in cash used in financing activities was primarily due to a $41.7 million decrease in gross proceeds from the ATM Program, which was terminated on May 31, 2017, a $9.8 million increase in debt repurchases, net of borrowings, and a $8.6 million payment to holders of Renewables Option Awards associated with the Asset Sale in the six months ended June 30, 2017, compared to the comparable 2016 period.

Capital Expenditures and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including costs associated with fuel sales, outlays for the design and construction of new fueling stations, additions or other modifications to existing fuel stations, debt repayments and repurchases, purchases of CNG tanker trailers and natural gas heavy-duty trucks, maintenance of LNG production facilities, manufacturing natural gas fueling compressors and other equipment, mergers and acquisitions (if any), financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets and supporting our sales and marketing activities, including supporting legislative and regulatory initiatives.
Our business plan calls for approximately $29.0 million in capital expenditures for all of 2017, primarily related to the construction of CNG and LNG fueling stations, additional investments in ANGH stations to add CNG fueling, the purchase of natural gas heavy-duty trucks, the purchase of additional CNG trailers and equipment by NG Advantage to support its transport and sale of CNG to industrial and institutional energy users, and LNG plant maintenance costs. In addition, NG Advantage anticipates spending an additional $24.0 million in the last six months of 2017 to purchase other equipment to support its arrangement with BP Energy established in June 2017. See “Recent Developments” for additional information.

We had total indebtedness of approximately $256.0 million in principal amount as of June 30, 2017, of which approximately $2.4 million, $139.4 million, $53.5 million, $53.5 million, $2.9 million and $4.3 million is expected to become due in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $17.1 million in 2017, $8.9 million of which had been paid when due as of June 30, 2017. We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries or use capital for other activities or pursuits, including those described above.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, grants, VETC and other credits, cash provided by financing activities and sales of assets. As of June 30, 2017, we had total cash and cash equivalents and short-term investments of $201.2 million, compared to $109.8 million at December 31, 2016.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of compressor and other equipment sales, station construction sales, sales of RINs and LCFS Credits and recognition of any other government credits, fluctuations in commodity costs and natural gas prices and sale activity, and the amount and timing of our billing, collections and liability payments, among other factors. See "Risk Factors" in Part II, Item 1A of this report for further information.

From the commencement of the ATM Program in November 2015 until our termination of the Sales Agreement on May 31, 2017, we received aggregate net proceeds of $117.9 million from sales of our common stock under the Sales Agreement.

The following table summarizes the activity under the ATM Program for periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,	Inception through May 31,
(in millions)	2016	2017	2017
Gross proceeds	$54.3	$10.8	$121.3
Fees and issuance costs	1.3	0.3	3.4
Net proceeds	$53.0	10.5	$117.9
Shares issued	17.5	3.8	36.4

On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to PlainsCapital Bank ("Plains"), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017.

See Note 12 to the condensed consolidated financial statements included in this report for additional information about our outstanding debt.

On March 31, 2017, Renewables completed the Asset Sale. The net proceeds to us from the Asset Sale were approximately $142.2 million. See “Recent Developments” and Note 2 to the condensed consolidated financial statements included in this report for additional information.

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
We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital, or any combination of these or other potential sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to build our business and generate sustained or increased revenue.

Off-Balance Sheet Arrangements
As of June 30, 2017, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $24.7 million;

•	Two long-term take-or-pay contracts for the purchase of natural gas; and

•	Operating leases where we are the lessee.
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
Natural gas costs represented $72.8 million of our cost of sales in 2016 and $43.4 million of our cost of sales for the six months ended June 30, 2017.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at June 30, 2017.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income component of consolidated equity in our consolidated financial statements and do not impact earnings. Foreign currency transaction gains and losses not in our subsidiaries’ functional currency, however, do impact earnings and resulted in approximately $0.2 million of losses in the six months ended June 30, 2017. In this period, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2017, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.3 million.

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

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
We are or may become party, and our property may become subject, to various legal actions that arise in the ordinary course of our business. We are also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions, and disputes have arisen, and may arise in the future, during the course of these audits. It is impossible to determine the liabilities that we may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon our consolidated financial position, results of operations or liquidity. We do not, however, anticipate such an outcome and we believe the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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
In 2014, 2015 and 2016, we incurred pre-tax losses of $89.8 million, $133.8 million, and $12.4 million respectively. During these periods our losses were substantially decreased by revenue from a federal alternative fuels tax credit ("VETC"), totaling $28.4 million, $31.0 million, and $26.6 million in 2014, 2015 and 2016, respectively. As of January 1, 2017, however, VETC ceased to be available, and it may not be available for any subsequent period. We may continue to incur losses, the amount of our losses may increase, and we may never sustain profitability, which would adversely affect our business, prospects and financial condition, and may cause the price of our common stock to fall. To achieve sustainable profitability we may take actions that result in material costs or material asset impairments.
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

The market for natural gas as a vehicle fuel is a relatively new and developing market characterized by competition, evolving government regulation and industry standards and changing consumer demands and behaviors.
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•
Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•	Perceptions about the need for alternative vehicle fuels generally;

•
Perceptions about the benefits of conventional and renewable natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as cost savings, supply and environmental and safety benefits;

•
The availability or perceived availability of, consumer acceptance of or preference for, or favor by lawmakers, regulators, other policymakers, environmental organizations or other powerful groups for non-natural gas fuels and vehicles, including long-standing support for gasoline and diesel-powered vehicles and growing favor for electric and/or hydrogen-powered vehicles;

•	Advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels, including improvements in the efficiency, fuel economy or greenhouse gas emissions of these engines;

•
Natural gas vehicle cost, fuel usage, availability (including for heavy, medium and light-duty applications), quality, safety, design and performance, all relative to comparable vehicles powered by other fuels;

•
The existence of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, including, among others, tax credits, grants, renewable fuel standards and low carbon fuel standards;

•
Changes to emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as the impact of emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing and transportation methods and fueling stations for these fuels;

•	The environmental consciousness of fleets and consumers;

•	Access to natural gas fueling stations and the convenience and cost to fuel and service natural gas vehicles, all relative to comparable vehicles powered by other fuels; and

•	The other risks discussed in these risk factors.

If there are advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels, demand for natural gas vehicles may decline.
Use of electric heavy-duty trucks, buses and refuse trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles in these applications. In addition, renewable diesel, hydrogen and other alternative fuels may prove to be cleaner, more cost-effective or otherwise more beneficial alternatives to gasoline and diesel than renewable natural gas ("RNG"), compressed natural gas ("CNG") or liquefied natural gas ("LNG") (RNG can be delivered in the form of CNG or LNG). Advances in non-natural gas vehicle technology or the failure of natural gas vehicle technology to advance at an equal pace could reduce demand for natural gas as a vehicle fuel and slow or curtail the growth of natural gas vehicle purchases or conversions, which would have an adverse effect on our business.
Further, technological advances in the production, delivery and use of gasoline, diesel or other alternative vehicle fuels that are, or are perceived to be, cleaner, more cost-effective, more readily available or otherwise more attractive than natural gas may slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a cleaner, more cost-effective option and reduce the likelihood that fleet customers will convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to or substitute for gasoline and diesel fuel, may influence the market's perception of the need to diversify fuels and, as a result, negatively affect the growth of the natural gas vehicle fuel market.
Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Prices for crude oil, the commodity used to make gasoline and diesel, today's most prevalent and conventional vehicle fuels, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of natural gas as a vehicle fuel could be slowed or limited if the over-supply and resulting low prices of crude oil, gasoline and diesel continue or worsen, or if the price of natural gas increases without equal and corresponding increases in the prices of crude oil, gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally and could cause the success or perceived success of our industry and our business to materially suffer. In addition, these existing pricing conditions exacerbate the cost differential between natural gas vehicles and gasoline or diesel- powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators seek to recover the additional costs of acquiring or converting to natural gas vehicles over time through the lower costs of fueling natural gas vehicles; however, operators may perceive an inability to timely recover these additional initial costs if CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Our ability to offer our customers an attractive pricing advantage for CNG and LNG and maintain an acceptable margin on our sales becomes more difficult as prices of gasoline and diesel decrease or as prices of natural gas increase, and we may be unsuccessful in doing so. Any of these outcomes would decrease our potential customer base and harm our business prospects.
Additionally, the price of natural gas, as well as the prices of crude oil, gasoline and diesel, has been volatile in recent years, and this volatility may continue. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely impact our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse impact on our operating results.

Factors that can cause fluctuations in gasoline, diesel and natural gas prices include, among others, changes in supply and availability of crude oil and natural gas, government regulations and political conditions, inventory levels, consumer demand, price and availability of alternative fuels, weather conditions, negative publicity about crude oil or natural gas drilling, production or importing techniques and methods, economic conditions and the price of foreign imports.
With respect to natural gas supply and use as a vehicle fuel, there have been efforts in recent years to impose new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States. Any changes in regulations that make it more expensive or unprofitable or otherwise impose additional burdens to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to increased natural gas prices.
If these pricing conditions continue or worsen, or if all or some combination of these factors cause continued or further volatility in natural gas, gasoline and diesel prices, our business and our industry could be materially harmed.
Vehicle and engine manufacturers produce very few natural gas vehicles and engines in our key markets, which limits our customer base and our sales of CNG, LNG and RNG.
Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles, including heavy-duty trucks and medium and light-duty vehicles, in the U.S. and Canadian markets. Further, these manufacturers may not decide to expand, or they may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases the cost to purchase these vehicles and limits their availability, which restricts their large-scale introduction and adoption. As a result of these and other factors, the limited supply of natural gas vehicles could reduce our potential customer base and natural gas fuel sales, which would harm our business and prospects.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively impact our business.
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
These programs and regulations, which have the effect of encouraging the use of CNG, LNG or RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel or other alternative vehicle fuels, including lawmakers, regulators, other policymakers, environmental organizations or other powerful groups, many of which have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas as a vehicle fuel. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.
We face increasing competition from a variety of businesses, many of which have far greater resources, experience, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.
The market for vehicle fuels is highly competitive. The biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel, as the vast majority of vehicles in our markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other alternative vehicle fuels. Further, for certain of our key customer markets, such as airports, we indirectly compete with companies such as Uber and Lyft that provide transportation methods that serve as alternatives to airport fleet vehicles. We also face high levels of competition with respect to our other business activities, including our manufacture and sale of natural gas fueling compressors and other equipment, our procurement and sale of RNG and our sale of CNG and LNG to industrial and institutional energy users or for other non-vehicle purposes.
A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as a vehicle fuel. Many of these competitors have longer operating histories, more experience, larger customer bases, greater brand recognition and market penetration and substantially greater financial, marketing, research and other resources than we have. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, devote substantially more resources to infrastructure and systems development or exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations. We may not be able to compete effectively against any of these organizations.

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
As of June 30, 2017, our total indebtedness was approximately $256.0 million in principal amount, which includes amounts owed under the 7.5% Notes, 5.25% Notes and Plains Note, each of which is defined and discussed in Note 12 to our condensed consolidated financial statements included in this report. As of June 30, 2017, approximately $2.4 million, $139.4 million, $53.5 million, $53.5 million, $2.9 million and $4.3 million of the principal amount of our indebtedness matures in 2017, 2018, 2019, 2020, 2021, and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $17.1 million in 2017, $8.9 million of which had been paid when due as of June 30, 2017.
We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
Our ability to make payments of the principal and interest on our indebtedness, whether at or prior to their due dates, depends on our future performance, which is subject to economic, financial, competitive, industry and other factors, including those described in these risk factors, many of which may be beyond our control. Our business may not generate cash flow from operations sufficient to service our debt.
In that case, we may be required to pursue one or more alternatives to meet our debt obligations. For instance, as of the date of this report, we are permitted to repay up to $125.0 million of our outstanding indebtedness at maturity with shares of our common stock rather than cash, with the amount of shares determined by the then-current trading price of our common stock. Any repayment of our debt with equity would increase the number of our outstanding shares and may significantly dilute the ownership interest of our existing stockholders. Additionally, any shortfall of cash from operations to service our debt may lead us to seek capital from other sources, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing. Our ability to engage in any of these activities, should we decide to do so, would depend on the capital markets, the state of our industry and our business and financial condition at the time, and we may not be successful in obtaining additional capital on desirable terms, at a desirable time or at all. Any failure to make payments on our debt when due, either in cash or stock, could result in a default on our debt obligations.

Additionally, certain of the agreements governing our indebtedness contain restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and government regulations, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a disadvantage compared to our competitors who have less debt or limit our ability to borrow or otherwise raise additional amounts as needed.

We may need to raise additional capital to continue to fund the growth of our business or repay our debt, which may not be available when needed, on acceptable terms or at all.
As of June 30, 2017, we had total liquidity of $201.2 million, consisting of cash and cash equivalents of $50.0 million and short-term investments of $151.3 million. Our business plan calls for approximately $29.0 million in capital expenditures for all of 2017, as well as additional capital expenditures thereafter. We will also require capital to make principal or interest payments on our indebtedness, either prior to or at their due dates, for any unanticipated expenses, and for any mergers, acquisitions or strategic investments. If we cannot fund any of these activities with cash provided by our operations, then we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed on terms favorable to us, or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock would increase the number of our outstanding shares and dilute the ownership interest of our existing stockholders. We may also pursue debt financing, as the agreements governing much of our existing indebtedness do not restrict our ability to incur additional secured or unsecured debt or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed elsewhere in these risk factors and include a limited ability to obtain further debt or equity financing as needed and restricted flexibility in responding to any changes in business, industry or economic conditions. Further, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, unanticipated expenses, capital expenditures and any mergers, acquisitions or strategic investments, we could be forced to suspend, delay or curtail these plans, expenditures or other activities, which could negatively affect our business and prospects.

If our America’s Natural Gas Highway initiative fails or we do not achieve our objective to fuel a greater number of natural gas heavy-duty trucks, our financial results and business would be materially and adversely affected.
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

•
These initiatives depend upon the development and expansion of the U.S. natural gas heavy-duty truck market. Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues, or other factors that may be beyond our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated.

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

•
As of June 30, 2017, we had 38 completed ANGH stations that were not open for fueling operations. We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when this will occur. As long as these stations remain unopened, we will continue to have substantial investments in assets that do not produce revenue.

We must effectively manage these risks in order to receive the anticipated benefits from ANGH and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not able to successfully execute these initiatives, our financial results, operations and business, including our ability to repay our debt, would be materially and adversely affected.
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
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We will incur costs to comply with AB 32 based on how much LNG vehicle fuel we sell that is regulated, the guidance of the California Air Resources Board ("CARB") on the regulation of LNG vehicle fuel, any applicable regulatory changes and the cost of carbon credits we purchase to comply with AB 32. We anticipate that we will try to pass the costs we incur to comply with this law through to our LNG customers. With respect to CNG, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. We anticipate that, over time, as the utilities' compliance costs increase, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through a utility’s pipeline. These increased costs of LNG and CNG vehicle fuel as a result of AB 32 may diminish the attractiveness of LNG and CNG as a vehicle fuel for existing and potential future California customers and, to the extent we are not able to pass costs through to our customers, could increase our direct expenses and reduce our margins, which could reduce our customer base and fuel sales and cause our performance to suffer.
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
The federal and other state governments are also considering measures to regulate and reduce greenhouse gas emissions. Any of these regulations, if and when adopted and implemented, may regulate the greenhouse gas emissions produced by or associated with our LNG production plants, our CNG and LNG fueling stations or the CNG, LNG and RNG we sell, and could require us to obtain emissions credits or invest in costly emissions prevention technology. We cannot estimate the costs that may be required to comply with potential federal, state or local regulation of greenhouse gas emissions, and these unknown costs are not contemplated by our existing customer agreements or our budgets and cost estimates. If any of these regulations are adopted and implemented, any associated compliance costs that we are not able to pass through to our customers may have a negative impact on our financial performance, reduce our margins, impair our ability to fulfill customer contracts and reduce our cash available for other aspects of our business, including operating costs, investments and debt repayments. Further, these regulations and any increased customer costs may discourage consumers from adopting natural gas as a vehicle fuel.
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

Clean Energy Compression manufactures its natural gas fueling compression equipment primarily in Canada and sells this equipment globally through its operations in Canada, the People's Republic of China, Colombia, Bangladesh and Peru. The global scope of these operations exposes us to a number of risks and uncertainties that can arise from international trade transactions, local business practices and cultural considerations, including, among others:

•	Failure to comply with the United States Foreign Corrupt Practices Act and other applicable anti-bribery laws;

•	Political unrest, terrorism, war, natural disasters and economic and financial instability;

•	Low local prices for crude oil, gasoline, diesel, natural gas or other alternative fuels;

•	Differing environmental and other regulatory requirements;

•	Uncertainty related to developing legal and regulatory systems and standards for economic and business activities, real property ownership and application of contract rights;

•
Trade restrictions or barriers, including tariffs or other charges, and import-export regulations, which are subject to increased uncertainty as a result of the outcome of the 2016 U.S. presidential election and the trade policies of the current administration regarding existing and proposed trade agreements and the ability to import goods into the United States;

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

•
Uncertain repatriation of funds as a result of economic, monetary and regulatory factors in some countries that may affect our ability to convert funds to U.S. dollars or move funds from accounts in these countries; and

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
As a result, the success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG from BP and other third parties, and to either sell this RNG at a substantial premium to conventional natural gas prices or to sell, at favorable prices, credits we may generate under applicable federal or state laws, rules and regulations, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail and our performance and financial condition could be materially harmed.
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

In addition, our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. In the past, the market for RINs and LCFS Credits has been volatile and unpredictable, and the prices for such credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by any changes to federal and state programs under which these credits are generated and sold. For example, CARB recently raised the carbon intensity rating of the RNG we sell in California, which reduced the amount of LCFS Credits we generate. Further, following our sale to BP of certain assets related to our RNG business, the amount of revenue we generate from sales of RINs and LCFS Credits has decreased, which has and will continue to, for at least the near term, adversely affect our financial results. Moreover, in the absence of federal and state programs that support premium prices for RNG or that allow us to generate and sell LCFS Credits and RINs or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays and other contingencies.
In connection with our station construction operations, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, challenges obtaining and retaining required permits and approvals or other local resistance, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our station construction activity or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for station construction and facility modification projects and typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of our projects. Additionally, shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. Further, our profit from our projects is based in part on assumptions about the cost of the projects, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return.
We have significant contracts with government entities, which are subject to unique risks.
We have, and expect to continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 19% of our revenue for the six months ended June 30, 2017 and approximately 18%, 18% and 16% of our revenue in 2014, 2015 and 2016, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which may be beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenue attributable to the contract, which could have a negative impact on our operations.
In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice and would only be required to pay for work completed and commitments made at the time of termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest the contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of these protests.
Our operations entail inherent safety and environmental risks that may result in substantial liability to us.
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures, and misuses, any of which could result in uncontrollable flows of natural gas, fires, explosions or other damage. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers, if involved in accidents or improper maintenance or installation, may rupture and result in explosions, fires and other damage, including death or serious injury. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are regulated by some state regulatory agencies and may in the future be regulated by the U.S. Environmental Protection Agency and/or additional state regulators. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if damages are not covered by insurance or are in excess of policy limits or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Moreover, the occurrence of any of these events, whether to us or to any other organization in the natural gas vehicle fuel business, could harm our industry by negatively affecting perceptions about and adoption levels of natural gas generally, and could also harm reputation and our business if any of these events occur with respect to our fueling stations or our other operations.
Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, foreign business practices, public reporting and taxation, among others. Additionally, we are subject to changing and complex regulations related to the government procurement process and any political activities or lobbying relating to natural gas or greenhouse gas emissions regulations in which we may engage. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. These laws and regulations are complex, change frequently and in many cases have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, in connection with our operations, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.
Our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities, any of which could negatively affect our business and performance.
We may from time to time pursue acquisitions, divestitures, investments or other strategic relationships or transactions, which could fail to meet expectations or otherwise harm our business.
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships. These activities involve numerous risks, any of which could harm our business, including, among others:

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

•
Potential loss of an acquired company’s, business’ or partners’ key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets, employees or customers in the event of a divestiture or other similar strategic transaction;

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other transaction;

•	Additional costs, incurrence of debt or equity dilution associated with funding an acquisition, investment or other relationship; and

•	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of compressor and other equipment sales, station construction sales, sales of RINs and LCFS Credits and recognition of any other government credits, fluctuations in commodity costs and natural gas prices and sale activity, and the amount and timing of our billing, collections and liability payments, as well as the other factors described in these risk factors.
The significant fluctuations of our operating results in prior periods may render period-to-period comparisons less meaningful, and investors in our securities should not rely on the results of any one period as an indicator of future performance. For example, our results for the six months ended June 30, 2016 and 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt, and our results for the six months ended June 30, 2017 were also positively affected by a gain related to our sale of certain assets related to our RNG business. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods.
We depend on key people to generate our strategies and operate our business, and our business could be harmed if we are unable to retain these key people.

We believe our future success is dependent upon the contributions of our officers and directors and certain other key managerial, sales, technical and finance personnel. All of our officers and other United States employees may terminate their employment relationships with us at any time. Additionally, our directors may resign at any time or fail to be re-elected by our stockholders on an annual basis. In many cases, these individuals’ knowledge of our business and experience in our industry would be extremely difficult to replace. Additionally, qualified individuals are in high demand, and we may incur significant costs to attract and retain our key people. If we are unable to retain our officers, directors and other key employees, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner, our business, operating results and financial condition could be harmed.

Natural gas purchase commitments may exceed demand, which could cause our costs relative to our revenue to increase.
We are a party to two long-term natural gas purchase agreements with a take-or-pay commitment, and we may enter into additional similar contracts in the future. Take-or-pay commitments require us to pay for the natural gas we have agreed to purchase, irrespective of whether we sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose significant natural gas vehicle fueling customers, or if demand under any existing or future sales contract does not maintain its volume levels or grow, these take-or-pay commitments may exceed our natural gas demand. In that case, our operating and supply costs could increase without a corresponding increase in revenue, which could cause our margins and performance to be negatively impacted.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to purchase. These financing activities involve a number of risks, including, among others, that the equipment financed consists mostly of vehicles, which are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of June 30, 2017, we had $8.4 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

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
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data and operational disruptions, any of which could harm our business, reputation and performance.
Risks Related to Our Common Stock
Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.
As of June 30, 2017, there were 150,849,588 shares of our common stock outstanding, 10,163,119 shares underlying outstanding stock options, 2,693,382 shares underlying outstanding restricted stock units, and 14,991,521 shares underlying outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Also, shares issued upon exercise, vesting and settlement or conversion of outstanding stock options, restricted stock units and convertible notes are eligible for sale in the public market to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements, or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of June 30, 2017, 13,010,978 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following such a margin call that is not satisfied, or any other large sales of our common stock by our officers or directors, may cause the price of our common stock to decline.
A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of June 30, 2017, Mr. Pickens beneficially owned approximately 10.6% of our common stock (including 13,010,978 outstanding shares of common stock, 725,000 shares underlying outstanding stock options and 2,531,645 shares underlying outstanding convertible notes). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, this concentration of ownership may facilitate a change of control at a time when you and other investors may prefer not to sell.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. This volatility may be in response to factors that are beyond our control. Factors that may cause volatility in the price of our common stock include, among others:

•	Successful implementation of our business plans and initiatives, including our initiatives to build ANGH and fuel a greater number of natural gas heavy-duty trucks;

•	Failure to meet or exceed financial estimates and projections of the investment community, due to fluctuations in our operating results or other factors;

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

•	The market's perception of the success and importance of our acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures or other changes;

•	Sales of our common stock by us or our officers, directors or significant stockholders; and

•	A decline in the trading volume of our common stock; and

•	The other risks described in these risk factors, including the factors that may influence the adoption of natural gas as a vehicle fuel generally.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, but which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock. Further, volatility in the market price of our common stock may cause our goodwill to become impaired, which could result in a material charge and materially and adversely affect our results of operations and the market price of our common stock.

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

CLEAN ENERGY FUELS CORP.

Date: August 3, 2017	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2016 and June 30, 2017;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2017;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2017; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.