Form 10-Q
period 2017-09-30
Clean Energy Fuels Corp.
filed 2017-11-02
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 26, 2017, there were 151,085,558 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2016	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$36,119	$45,312
Restricted cash	6,996	1,463
Short-term investments	73,718	151,521
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $2,336 as of December 31, 2016 and September 30, 2017, respectively	79,432	61,001
Other receivables	21,934	16,253
Inventory	29,544	44,624
Prepaid expenses and other current assets	14,021	10,838
Total current assets	261,764	331,012
Land, property and equipment, net	483,923	363,773
Notes receivable and other long-term assets, net	16,377	25,619
Investments in other entities	3,475	2,542
Goodwill	93,018	68,082
Intangible assets, net	38,700	7,491
Total assets	$897,257	$798,519
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$5,943	$29,247
Accounts payable	23,637	16,215
Accrued liabilities	52,601	41,990
Deferred revenue	7,041	6,487
Total current liabilities	89,222	93,939
Long-term portion of debt and capital lease obligations	241,433	185,597
Long-term debt, related party	65,000	40,000
Other long-term liabilities	7,915	13,416
Total liabilities	403,570	332,952
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 145,538,063 shares and 151,009,700 shares at December 31, 2016 and September 30, 2017, respectively	15	15
Additional paid-in capital	1,090,361	1,110,158
Accumulated deficit	(603,836)	(655,223)
Accumulated other comprehensive loss	(17,675)	(12,392)
Total Clean Energy Fuels Corp. stockholders’ equity	468,865	442,558
Noncontrolling interest in subsidiary	24,822	23,009
Total stockholders’ equity	493,687	465,567
Total liabilities and stockholders’ equity	$897,257	$798,519
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue:
Product revenue	$84,456	$67,669	$263,179	$211,747
Service revenue	12,561	14,123	37,645	40,552
Total revenue	97,017	81,792	300,824	252,299
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55,481	52,884	170,746	158,306
Service cost of sales	6,377	7,283	19,095	20,066
Inventory valuation provision	—	13,158	—	13,158
Selling, general and administrative	25,888	24,798	76,744	71,875
Depreciation and amortization	14,801	14,104	44,682	43,757
Asset impairments and other charges	—	60,666	—	60,666
Total operating expenses	102,547	172,893	311,267	367,828
Operating loss	(5,530)	(91,101)	(10,443)	(115,529)
Interest expense	(6,406)	(4,270)	(23,843)	(13,466)
Interest income	123	465	579	1,156
Other income (expense), net	(109)	4	(6)	(28)
Loss from equity method investments	(13)	(30)	(20)	(100)
Gain (loss) from extinguishment of debt	(668)	—	25,375	3,195
Gain from sale of certain assets of subsidiary	—	—	—	69,886
Loss before income taxes	(12,603)	(94,932)	(8,358)	(54,886)
Income tax benefit (expense)	(416)	44	(1,229)	2,183
Net loss	(13,019)	(94,888)	(9,587)	(52,703)
Loss attributable to noncontrolling interest	391	747	1,317	1,813
Net loss attributable to Clean Energy Fuels Corp.	$(12,628)	$(94,141)	$(8,270)	$(50,890)
Loss per share:
Basic	$(0.10)	$(0.62)	$(0.07)	$(0.34)
Diluted	$(0.10)	$(0.62)	$(0.07)	$(0.34)
Weighted-average common shares outstanding:
Basic	130,436,038	150,927,825	112,819,041	150,128,204
Diluted	130,436,038	150,927,825	112,819,041	150,128,204
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2017	2016	2017	2016	2017
Net loss	$(12,628)	$(94,141)	$(391)	$(747)	$(13,019)	$(94,888)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2016 and 2017	(449)	252	—	—	(449)	252
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2016 and 2017	(885)	2,919	—	—	(885)	2,919
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2016 and 2017	(11)	70	—	—	(11)	70
Total other comprehensive income (loss)	(1,345)	3,241	—	—	(1,345)	3,241
Comprehensive loss	$(13,973)	$(90,900)	$(391)	$(747)	$(14,364)	$(91,647)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017	2016	2017
Net loss	$(8,270)	$(50,890)	$(1,317)	$(1,813)	$(9,587)	$(52,703)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2016 and 2017	2,185	289	—	—	2,185	289
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2016 and 2017	3,024	5,033	—	—	3,024	5,033
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2016 and 2017	66	(39)	—	—	66	(39)
Total other comprehensive income (loss)	5,275	5,283	—	—	5,275	5,283
Comprehensive loss	$(2,995)	$(45,607)	$(1,317)	$(1,813)	$(4,312)	$(47,420)
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(9,587)	$(52,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,682	43,757
Provision for doubtful accounts, notes and inventory	2,504	16,156
Stock-based compensation expense	6,533	6,604
Amortization of debt issuance cost	1,217	647
Gain on extinguishment of debt	(25,375)	(3,195)
Gain from sale of certain assets of subsidiary	—	(69,886)
Non-cash portion of asset impairments and other charges	—	58,119
Changes in operating assets and liabilities:
Accounts and other receivables	31,134	23,936
Inventory	(1,043)	494
Prepaid expenses and other assets	(178)	794
Accounts payable	(940)	(9,426)
Accrued expenses and other	(4,702)	(20,148)
Net cash provided by (used in) operating activities	44,245	(4,851)
Cash flows from investing activities:
Purchases of short-term investments	(88,660)	(227,212)
Maturities and sales of short-term investments	113,852	149,044
Purchases and deposits on property and equipment	(16,663)	(27,529)
Loans made to customers	(2,326)	(535)
Payments on and proceeds from sales of loans receivable	575	978
Restricted cash	(267)	1,578
Cash received from sale of certain assets of subsidiary, net of cash transferred	—	154,489
Investments in other entities	—	(1,929)
Capital from equity method investment	3,031	—
Nonrefundable customer deposit	—	8,350
Net cash provided by investing activities	9,542	57,234
Cash flows from financing activities:
Issuances of common stock	68,867	10,767
Fees paid for issuances of common stock	(1,340)	(638)
Payment to holders of stock options in subsidiary	—	(8,605)
Proceeds from debt instruments	2,460	7,561
Proceeds from revolving line of credit	50,008	308
Repayment of borrowing under revolving line of credit	(50,014)	(23,670)
Repayment of capital lease obligations and debt instruments	(127,213)	(29,664)
Net cash used in financing activities	(57,232)	(43,941)
Effect of exchange rates on cash and cash equivalents	1,276	751
Net increase in cash and cash equivalents	(2,169)	9,193
Cash and cash equivalents, beginning of period	43,724	36,119
Cash and cash equivalents, end of period	$41,555	$45,312
Supplemental disclosure of cash flow information:
Income taxes paid	$1,176	$363
Interest paid, net of approximately $712 and $73 capitalized, respectively	21,275	14,351
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
Basis of Presentation  The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows as of and for the three and nine months ended September 30, 2016 and 2017. All intercompany accounts and transactions have been eliminated in consolidation. The three and nine month periods ended September 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year.
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
Reclassifications Certain prior period line items in the condensed consolidated statements of operations have been reclassified to conform to the classifications used to prepare the condensed consolidated financial statements for the period ended September 30, 2017. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Use of Estimates  The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and these notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.
Note 2—Asset Impairments, Other Charges, and Inventory Valuation Provision
In light of continuing low oil prices and the current state of natural gas vehicle adoption, during the three months ended September 30, 2017, the Company undertook an evaluation of its operations with the intent of minimizing and eliminating assets it believes are underperforming. As a result of this evaluation, the Company identified certain of its fueling stations where the current and projected natural gas volume and profitability levels are not expected to be sufficient to support the Company’s investment in the fueling station assets, and the Company decided to close these stations by the end of 2017. The Company also reduced its workforce and took other steps to reduce overhead costs in the three months ended September 30, 2017 as a result of this evaluation, in an effort to lower its operating expenses going forward. In addition, this evaluation resulted in a strategic shift in how the Company viewed its natural gas compressor business, Clean Energy Compression Corp. ("CECC").The Company determined to seek a strategic partner for CECC and to position CECC to benefit from consolidation in the natural gas compressor sector, in an effort to increase CECC’s scale and reach and improve the financial prospects of the Company’s investment in CECC. As a result of these decisions and the steps taken to implement them, the Company incurred

, on a pre-tax basis, aggregate cash and non-cash charges of $60,666 related to asset impairments and other charges in addition to a $13,158 non-cash inventory valuation charge (see Note 9 for more information), during the three and nine months ended September 30, 2017.

The following table summarizes these charges:

Three and Nine Months Ended September 30, 2017
Workforce reduction and related charges	$3,057
CECC asset impairments	32,274
Station closures and related charges	25,335
Total asset impairments and other charges	$60,666
Inventory valuation provision	13,158
Total charges	$73,824

Workforce Reduction and Related Charges

As a result of the workforce reduction, severance of $2,757 was incurred for terminated employees and $300 in stock-based compensation expense was incurred for the acceleration of certain stock options and awards.

Impairments of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Events that could result in an impairment review include, among others, a significant decrease in the operating performance of a long-lived asset or the decision to close a fueling station. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. The fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by a number of factors, including, among others, future results, demand, and economic conditions, many of which can be difficult to predict.

CECC: Asset Impairment Charges

Due to the continued low global demand for compressors, and the decision to seek a strategic partner for CECC, the Company’s management determined that an impairment indicator was present for the long-lived assets of CECC. Recoverability was tested using future cash flow projections based on management’s long-term estimates of market conditions. Based on the results of this test, the sum of the undiscounted future cash flows was less than the carrying value of the CECC asset group. As a result, these long-lived assets were written down to their respective fair values, resulting in an impairment charge of $32,274. Fair value was based on expected future cash flows using Level 3 inputs under the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 820. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections. If actual results, market and economic conditions, including interest rates, and other factors are not consistent with management’s estimates and assumptions used in these calculations, the Company may be exposed to additional impairment losses.

The following table represents intangible assets of CECC as of December 31, 2016 and September 30, 2017, respectively, as well as their useful lives, which continued to be appropriate and were not changed:

	December 31, 2016	September 30, 2017	Remaining Useful Life (Years)
Technology	$29,060	$3,151	13
Customer relationships	2,239	117	1
Trademark and trade names	1,842	201	3
Total	$33,141	$3,469

Station Closures and Related Charges

In the three months ended September 30, 2017, the Company decided to close 42 fueling stations by December 31, 2017 which are performing below management’s expectations based on volume and profitability levels. As a result, these station assets, which had an aggregate carrying value of $23,270 were written down to their respective fair values of $2,886 on an aggregate basis, resulting in charges of $20,384. The fair values of these assets were determined using the cost approach.

Due to these stations being closed before their initially intended date the Company's management assessed whether impairment indicators were present for the long-lived assets of the remaining stations. The Company determined there were no indicators of impairment present amongst the remaining stations and no further steps were required for evaluation.

In addition, certain of these station closures triggered related other charges totaling $4,951, which consists of write-offs for any deferred losses, lease termination fees, and an increase in asset retirement obligations ("AROs").
Inventory Valuation Provision
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
As a result of the Company's valuation process to minimize and eliminate under-performing station assets, the Company determined that $27,198 of certain station parts which historically were classified as construction in progress within Land, property, and equipment, net in the condensed consolidated balance sheets, are now reported as Inventory as they will primarily be used for stations to be sold. Subsequently, the Company determined a lower of cost or market non-cash charge of $7,804 for these station parts. Additionally, in conjunction with its decision to seek a strategic partner for CECC, the Company incurred a lower of cost or market non-cash charge of $5,354 for the inventory of CECC. The aggregate amount of $13,158 is reported as Inventory valuation provision in the condensed consolidated statements of operations during the three and nine months ended September 30, 2017.

Cash Related Charges

The following table summarizes the total charges that will be settled with cash payments and their related liability balances as of September 30, 2017:

	Charges	Cash Payments Made in the Three Months Ended September 30, 2017	Balance as of September 30, 2017
Employee severance	$2,757	$(2,547)	$210
Lease termination fees and AROs for station closures	3,861	—	3,861
	$6,618		$4,071

Goodwill

As a result of the asset impairments described above, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill test of its one reporting unit prior to the annual test performed in the fourth quarter of 2017. The goodwill test is performed by computing the fair value of the reporting unit and comparing it to the carrying value.

Based on the results of this test, the Company has determined that it continues to be a single reporting unit and, based upon step one of the two-step goodwill test, has concluded it is more likely than not that the fair value of its reporting unit exceeds its carrying amount and thus no further quantitative analysis was warranted.

Note 3—Acquisitions and Divestitures
On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “Asset Sale”), consisting of Renewables’ two existing RNG production facilities, Renewables’ interest in the RNG Ventures (as defined in Note 11) and Renewables’ third-party RNG supply contracts (the “Assets”). The Asset Sale was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed the obligations under the Canton Bonds (as defined in Note 13), which totaled $8,820 as of March 31, 2017.

On March 31, 2017 BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487 (the "BP Note") which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, (i) BP paid Renewables an additional $2,010 on June 22, 2017, and (ii) the gain recorded from the Asset Sale was reduced by $762. Pursuant to the APA, the valuation date of the Asset Sale was January 1, 2017, and as a result, the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the Asset Sale was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the condensed consolidated statement of operations through the three months ended March 31, 2017.

In addition, under the APA, BP is required, following the closing of the Asset Sale, to pay Renewables up to an additional $25,000 in cash over a five-year period if certain performance criteria relating to the Assets are met.

The Company incurred $3,695 in transaction fees in connection with the Asset Sale, and subsequent to March 31, 2017, the Company paid $8,605 in cash and issued 770,269 shares of the Company's common stock, collectively valued at $1,964, to holders of options to purchase membership units in Renewables. The net proceeds from the Asset Sale, net of $1,007 cash transferred to BP, were $142,190.

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
The Asset Sale resulted in a total gain of $69,886 that was recorded in gain from sale of certain assets of subsidiary in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2017. Included in the determination of the total gain is goodwill of $26,576 that was allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the reporting unit that was retained.
The Company determined that the Asset Sale did not meet the definition of a discontinued operation because the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company's strategy.
Note 4—Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”), Canadian Deposit Insurance Corporation (“CDIC”) and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC, CDIC and other foreign insurance limits were approximately $34,439 and $43,200 at December 31, 2016 and September 30, 2017, respectively.
Note 5—Restricted Cash

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash at December 31, 2016 and September 30, 2017 consisted of the following:

	December 31, 2016	September 30, 2017
Short-term restricted cash:
Standby letters of credit	$1,753	$1,463
Canton Bonds (see Note 13)	3,665	—
Held in escrow	1,578	—
Total short-term restricted cash	$6,996	$1,463

Note 6—Investments
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
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2017, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$8,791	$(4)	$8,787
Corporate bonds	21,517	(7)	21,510
Certificate of deposits	43,421	—	43,421
Total short-term investments	$73,729	$(11)	$73,718
Short-term investments as of September 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,470	$(73)	$21,397
Zero coupon bonds	69,192	(59)	69,133
Corporate bonds	39,596	(13)	39,583
Certificate of deposits	21,408	—	21,408
Total short-term investments	$151,666	$(145)	$151,521
Note 7—Fair Value Measurements
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
As of September 30, 2017, the Company's financial instruments consisted of available-for-sale securities, liability-classified warrants, and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values as of December 31, 2016 and September 30, 2017. See Note 13 for more information about the Company's debt instruments. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2016 and September 30, 2017, respectively.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2017, respectively:

Description	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$8,787	$—	$8,787	$—
Corporate bonds	21,510	—	21,510	—
Certificate of deposits	43,421	—	43,421	—
Liabilities:
Warrants(2)	581	—	—	581

Description	Balance at September 30, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$21,397	$—	$21,397	$—
Zero coupon bonds	69,133	—	69,133	—
Corporate bonds	39,583	—	39,583	—
Certificate of deposits	21,408	—	21,408	—
Liabilities:
Warrants(2)	543	—	—	543

(1) Included in short-term investments in the condensed consolidated balance sheets. See Note 6 for more information.
(2) Included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Non-Financial Assets
During the three and nine months ended September 30, 2017, long-lived assets held and used with a carrying value of $59,367 were written down to their fair value of $6,709, resulting in charges of $52,658. The fair value of these assets was determined using Level 3 inputs. See Note 2 for more information.
No impairments were incurred during 2016.
Note 8—Other Receivables
Other receivables as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31, 2016	September 30, 2017
Loans to customers to finance vehicle purchases	$7,416	$6,896
Accrued customer billings	4,308	6,328
Fuel tax credits	6,358	—
Other	3,852	3,029
Total other receivables	$21,934	$16,253
Note 9—Inventory
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
Inventories as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31, 2016	September 30, 2017
Raw materials and spare parts (1)	$24,843	$42,487
Work in process	845	806
Finished goods	3,856	1,331
Total inventories	$29,544	$44,624

(1)
As of September 30, 2017, this amount also includes $19,394 for certain station parts which historically were classified as construction in progress within Land, property, and equipment, net, that are now reported in Inventory in the condensed consolidated balance sheets because they will primarily be used for stations to be sold. See Note 2 for more information.

Note 10—Land, Property and Equipment
Land, property and equipment as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31, 2016	September 30, 2017
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,633
RNG plants (1)	47,545	—
Station equipment (2)	341,605	298,681
Trailers	54,985	59,312
Other equipment (2)	93,118	94,389
Construction in progress (2) (3)	117,662	79,366
	752,407	629,239
Less: accumulated depreciation	(268,484)	(265,466)
Total land, property and equipment, net	$483,923	$363,773
(1) The RNG plants were sold in the Asset Sale (see Note 3 for more information).

(2)	Certain of these assets were written down during the three months ended September 30, 2017 (see Note 2 for more information).

(3)
As of September 30, 2017, $19,394 of certain station parts which historically were classified as construction in progress within Land, property, and equipment, net, that are now reported in Inventory in the condensed consolidated balance sheets because they will primarily be used for stations to be sold.

Included in land, property and equipment are capitalized software costs of $25,728 and $27,056 as of December 31, 2016 and September 30, 2017, respectively. The accumulated amortization of the capitalized software costs is $17,237 and $20,371 as of December 31, 2016 and September 30, 2017, respectively.
The Company recorded amortization expense related to the capitalized software costs of $824 and $1,140 during the three months ended September 30, 2016 and 2017, respectively, and $2,609 and $3,134 during the nine months ended September 30, 2016 and 2017, respectively.
As of September 30, 2016 and 2017, $4,139 and $2,007, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 11— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
RNG Ventures
In November 2016, Renewables entered into agreements to form joint ventures with Aria Energy Operating LLC ("Aria"), a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia. These joint ventures are referred to as the "RNG Ventures." Renewables' interest in the RNG Ventures was transferred to BP upon completion of the Asset Sale (see Note 3 for more information); however, Renewables retained the right to purchase 100% of the RNG that will be produced by the production facilities to be developed by the RNG Ventures for the vehicle fuels market. The Company accounted for its interest in the RNG Ventures using the equity method of accounting as the Company had the ability to exercise significant influence over these operations. The Company had an investment balance of $833 and $0 in the RNG Ventures as of December 31, 2016 and September 30, 2017, respectively.

MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting, as the Company has the ability to exercise significant influence over MCEP’s operations. The Company recorded loss from this investment of $13 and $30 for the three months ended September 30, 2016 and 2017, respectively, and $20 and $100 for the nine months ended September 30, 2016 and 2017, respectively. Additionally, on June 28, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company has an investment balance of $1,642 and $1,542 at December 31, 2016 and September 30, 2017, respectively.
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
On July 14, 2017, the Company contributed to NG Advantage all of its right, title and interest in and to a CNG station located in Milton, Vermont. The Company had purchased this CNG station from NG Advantage in October 2014 in connection with the UPA, and at that time, the Company entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to the Company Series A Preferred Units with an aggregate value of $7,500. The Series A Preferred Units provide for an accrued return in the event of a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions, but the Series A Preferred Units do not, in themselves, increase the Company's controlling interest in NG Advantage. As a result, following the contribution, the Company's controlling interest in NG Advantage remains at 53.3%.

The Company recorded a loss from the noncontrolling interest in NG Advantage of $391 and $747 for the three months ended September 30, 2016 and 2017, respectively, and $1,317 and $1,813 for the nine months ended September 30, 2016 and 2017, respectively. The noncontrolling interest was $24,822 and $23,009 as of December 31, 2016 and September 30, 2017, respectively.
Note 12—Accrued Liabilities
Accrued liabilities as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31, 2016	September 30, 2017
Accrued alternative fuels incentives (1)	$9,840	$2,270
Accrued employee benefits	4,317	3,999
Accrued interest	1,849	39
Accrued gas and equipment purchases	11,657	10,220
Accrued property and other taxes	4,572	4,164
Salaries and wages (2)	12,293	8,636
Other (3)	8,073	12,662
Total accrued liabilities	$52,601	$41,990

(1)
Includes the amount of RINs and LCFS Credits and, as of December 31, 2016, the amount of a federal alternative fuels tax credit ("VETC") payable to third parties. VETC expired as of December 31, 2016, and as a result, no VETC amounts were accrued as of September 30, 2017 (see Note 18 for more information about VETC).

(2)	The amount as of September 30, 2017 includes severance accruals related to a workforce reduction during the three months ended September 30, 2017 (see Note 2 for more information).

(3)	The amount as of September 30, 2017 also includes lease termination fees and AROs related to closure of certain fueling stations (see Note 2 for more information).
Note 13—Debt
Debt and capital lease obligations as of December 31, 2016 and September 30, 2017 consisted of the following and are further discussed below:

	December 31, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	$150,000	$274	$149,726
5.25% Notes	110,450	1,088	109,362
Plains Credit Facility	23,500	—	23,500
Canton Bonds	9,520	373	9,147
Capital lease obligations	6,028	—	6,028
NG Advantage debt	13,068	237	12,831
Other debt	1,782	—	1,782
Total debt and capital lease obligations	314,348	1,972	312,376
Less amounts due within one year	(6,126)	(183)	(5,943)
Total long-term debt and capital lease obligations	$308,222	$1,789	$306,433

	September 30, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes (1)	$125,000	$155	$124,845
5.25% Notes	110,450	609	109,841
Capital lease obligations	868	—	868
NG Advantage debt	18,070	236	17,834
Other debt	1,456	—	1,456
Total debt and capital lease obligations	255,844	1,000	254,844
Less amounts due within one year	(29,305)	(58)	(29,247)
Total long-term debt and capital lease obligations	$226,539	$942	$225,597

(1) Includes $65,000 and $40,000 in principal amount held by T. Boone Pickens ("Mr. Pickens"), as of December 31, 2016 and September 30, 2017, respectively, which is classified as “Long-term debt, related party” on the condensed consolidated balance sheet. See the description below for more information.

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
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of September 30, 2017.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 held by Mr. Pickens for a cash purchase price of $21,750. The Company's repurchase of this 7.5% Note resulted in a total gain of $3,191 for the three and nine months ended September 30, 2017.
On February 21, 2017, GEIH transferred an additional $11,800 in principal amount of its 7.5% Notes to a third party.
As a result of the foregoing transactions, as of September 30, 2017, (i) Mr. Pickens held 7.5% Notes in the aggregate principal amount of $40,000, (ii) GEIH held 7.5% Notes in the aggregate principal amount of $68,200, and (iii) other third parties held 7.5% Notes in the aggregate principal amount of $16,800.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of September 30, 2017.
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
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility were due and payable on February 28, 2017. Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On October 31, 2016, the Plains LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company had no amounts outstanding under the Credit Facility as of September 30, 2017.

The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of September 30, 2017.

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
On March 31, 2017, Canton was sold to BP in the Asset Sale (see Note 3). As a result, the Canton Bonds became the obligation of BP as of such date.
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

NG Advantage has other debt for trailers and equipment due at various dates through 2021 bearing interest at rates up to 6.01%, with weighted -average interest rates of 5.51% and 5.56%, and outstanding principal balance of $2,598 and $3,222 as of December 31, 2016 and September 30, 2017, respectively.

Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 19.69% with weighted -average interest rates of 5.72% and 6.35% as of December 31, 2016 and September 30, 2017, respectively.
Note 14—Net Loss Per Share
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

The information required to compute basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Weighted-average common shares outstanding	130,436,038	150,927,825	112,819,041	150,128,204
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although such securities were antidilutive for the respective periods, they could be dilutive in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Stock Options	11,582,091	9,648,613	11,582,091	9,648,613
Convertible Notes	21,006,491	14,991,521	21,006,491	14,991,521
Restricted Stock Units	2,432,930	2,403,266	2,432,930	2,403,266
Total	35,021,512	27,043,400	35,021,512	27,043,400
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

The following table summarizes the activity under the ATM Program for the periods presented:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(in 000s, except per-share amounts)	2016	2017	2016	2017
Gross proceeds	$16,066	$—	$69,113	$10,767
Fees and issuance costs	386	—	1,728	311
Net proceeds	$15,680	$—	$67,385	$10,456
Shares issued	3,824,144	—	21,325,587	3,802,500
Note 15—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the condensed consolidated statements of operations during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Stock-based compensation expense, net of $0 tax in 2016 and 2017 (1)	$2,077	$2,216	$6,533	$6,904
(1)     $300 of stock-based compensation expense for the three and nine months ended September 30, 2017 is recorded in asset impairments and other charges in the condensed consolidated statements of operations and is reported in non-cash portion of asset impairments and other charges in the condensed consolidated statements of cash flows. See Note 2 for more information.
At September 30, 2017, there was $7,194 of total unrecognized compensation costs related to non-vested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.60 years.

Note 16—Income Taxes
The Company’s income tax benefit (expense) was $(416) and $44 for the three months ended September 30, 2016 and 2017, respectively, and $(1,229) and $2,183 for the nine months ended September 30, 2016 and 2017, respectively. Tax benefit (expense) for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The increase in the Company’s income tax benefit for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to a decrease in the deferred tax expense attributed to the reduction of goodwill amortization following the Asset Sale (see Note 3). The increase in the Company's income tax benefit for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to a deferred tax benefit from the Asset Sale. The effective tax rates for the three and nine months ended September 30, 2016 and 2017 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
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
The Company did not record a change in its liability for unrecognized tax benefits or penalties in the three and nine months ended September 30, 2016 or 2017. The net interest incurred was immaterial for both the three and nine months ended September 30, 2016 and 2017, respectively.
Note 17—Commitments and Contingencies
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
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state, local and foreign jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company, does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Note 18—Alternative Fuels Excise Tax Credit
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

VETC revenue for the three and nine months ended September 30, 2016 was $6,693 and $19,609, respectively. VETC ceased to be available after it expired on December 31, 2016 and may not be available for any subsequent period.

Note 19—Recently Issued and Adopted Accounting Standards
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. This ASU allows entities to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. Specifically, an entity will not apply modification accounting if all of the following are the same immediately before and after the change: (1) the award's fair value (or calculated value or intrinsic value if those measurement methods are used), (2) the award's vesting conditions, and (3) the award's classification as an equity or liability instrument. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The new standard was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the standard as of January 1, 2017 and in connection with the adoption, the Company elected to recognize forfeitures when they occur. Previously, the Company estimated a forfeiture rate in accordance with prior guidance. This election was implemented under the modified retrospective approach with a cumulative effect of an increase in accumulated deficit of $194, net of tax. This adjustment represents the cumulative additional compensation expense that would have been amortized through the date of adoption had this accounting policy election been in place. This ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. As a result, the Company’s deferred tax asset relating to its net operating loss carryovers increased by $8,600 with a corresponding increase in the deferred tax asset valuation allowance. The Company also adopted, on a prospective basis, (1) the classification of excess tax benefits as an operating activity in the condensed consolidated statements of cash flows and (2) the exclusion of the amount of excess tax benefits when applying the treasury stock method for the Company’s diluted loss per share calculation. Neither of these adoptions had a material impact on the Company's cash flows or diluted loss per share calculation for the nine months ended September 30, 2017. Additionally, the Company continues to (1) classify cash paid by the Company for directly withholding shares for tax withholding purposes as a financing activity in the condensed consolidated statements of cash flows and (2) withhold the statutory minimum taxes for participants in the Company’s stock-based compensation plans.

In May 2014, the FASB issued ASU 2014-09 related to revenue from contracts with customers, which, along with amendments issued in 2015, 2016, and 2017 will provide a single, comprehensive revenue recognition model for all contracts with customers. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration that is expected to be received for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU, as amended, will be effective for annual reporting periods after December 15, 2017, which for the Company is the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company expects to adopt this ASU on a modified retrospective basis and is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures. While the Company has not yet identified any material changes in the timing of revenue recognition for our various revenues streams, our evaluation is ongoing and not complete.

Note 20—Subsequent Events
On October 23, 2017, the Company paid $5,486 to settle an obligation to deliver LCFS Credits to a third party. The Company took this action because it did not at that time have access to LCFS Credits it generates due to restrictions imposed on the Company's LCFS Credit account pending completion of an ongoing administrative review by the California Air Resources Board ("CARB"). If CARB's administrative review results in the retirement of any of the Company's LCFS Credits, such that the Company cannot recover any portion of its cash payment through sales of such credits, then the Company may be required to recognize a charge equal to the value of the portion of its cash payment that cannot be recovered.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017, as well as the audited consolidated financial statements and notes included therein (collectively, our “2016 Form 10-K”). Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Clean Energy Fuels Corp. together with its majority and wholly owned subsidiaries.
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

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, government fleets, and industrial and institutional energy users. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of September 30, 2017, we serve nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we currently own, operate or supply more than 575 natural gas fueling stations in 42 states in the United States and four provinces in Canada (although we will close certain underperforming stations) by the end of 2017, as discussed under “Recent Developments” below and Note 2 to the condensed consolidated financial statements included in this report).
Performance Overview
The following performance overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.

Sources of Revenue
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017
Volume -Related (1)	$71.3	$63.1	$210.8	$200.0
Compressor Sales	5.3	5.9	22.4	17.6
Station Construction Sales	13.7	12.5	48.0	34.1
VETC (2)	6.7	—	19.6	—
Other	—	0.3	—	0.6
Total	$97.0	$81.8	$300.8	$252.3

(1)	Our volume-related revenue primarily consists of sales of CNG, LNG and RNG fuel, sales of RINs and LCFS Credits and performance of O&M services.

(2)	Represents a federal alternative fuels tax credit that we refer to as "VETC," which expired December 31, 2016.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned or operated), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables, which should be read in conjunction with the condensed consolidated financial statements and notes included in this report and the consolidated financial statements and notes included in our 2016 Form 10-K, present our key operating data for the years ended December 31, 2014, 2015, and 2016 and for the three and nine months ended September 30, 2016 and 2017:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017
CNG (1)	182.6	229.2	259.2	66.7	73.5	191.7	213.1
RNG (2)	12.2	8.8	3.0	0.7	0.7	2.3	1.9
LNG	70.3	70.5	66.8	17.1	17.3	50.9	50.0
Total	265.1	308.5	329.0	84.5	91.5	244.9	265.0

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017
O&M	137.3	159.3	176.6	45.7	53.2	130.4	150.2
Fuel (1)	108.2	130.1	128.5	32.3	32.3	96.8	96.7
Fuel and O&M (3)	19.6	19.1	23.9	6.5	6.0	17.7	18.1
Total	265.1	308.5	329.0	84.5	91.5	244.9	265.0

Other operating data (in millions)	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017
Station construction cost of sales	$56.3	$32.3	$57.0	$12.3	$11.6	$41.3	$31.3
Gross margin (4) (5)	$120.2	$125.8	$147.1	$35.2	$8.5	$111.0	$60.8
Net loss attributable to Clean Energy Fuels. Corp (4)	$(89.7)	$(134.2)	$(12.2)	$(12.6)	$(94.1)	$(8.3)	$(50.9)

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.0 million, 0.4 million, and 0.5 million, for the years ended December 31, 2014, 2015, and 2016, respectively, 0.1 million and 0.1 million for the three months ended September 30, 2016 and 2017, respectively, and 0.4 million and 0.4 million for the nine months ended September 30, 2016 and 2017, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, also known as Redeem™, is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of VETC: $28.4 million, $31.0 million, and $26.6 million for the years ended December 31, 2014, 2015, and 2016, respectively, $6.7 million and $0.0 million for the three months ended September 30, 2016 and 2017, respectively, and $19.6 million and $0.0 million for the nine months ended September 30, 2016 and 2017, respectively. See the discussion under “Recent Developments—VETC Expiration” below.

(5)	For the three months ended September 30, 2017, gross margin includes an inventory valuation provision of $13.2 million. See Recent Developments and Note 2 for more details.
Recent Developments
Asset Impairments, Other Charges, and Inventory Valuation Provision. During the three months ended September 30, 2017, we undertook an evaluation of our operations with the intent of minimizing and eliminating assets we believe are underperforming. As a result of this evaluation, we identified 42 fueling stations where the current and projected natural gas volume and profitability levels are not expected to be sufficient to support our investment in the fueling station assets, and we determined to close these stations by the end of 2017. We also reduced our workforce and took other steps to reduce overhead costs in the third quarter of 2017 as a result of this evaluation, in an effort to lower our operating expenses going forward. In addition, we are seeking a strategic partner and position our compressor business, Clean Energy Compression Corp. ("CECC"), to benefit from consolidation in the natural gas compressor sector, in an effort to increase its scale and reach and improve the financial prospects of our investment.

As a result of these decisions and the steps taken to implement them, we determined that impairment indicators were present for CECC’s assets and the closed station assets, and we recorded asset impairment charges of $32.3 million related to CECC and $20.4 million related to the station closures in the three and nine months ended September 30, 2017. We also recorded during these periods an additional $4.9 million of other charges relating to the station closures, consisting of lease termination fees, write-offs of deferred losses, and an increase in asset retirement obligations. In addition, we incurred $3.0 million during these periods related to our workforce reduction and $13.2 million during these periods related to a non-cash inventory valuation provision. As a result of these steps, we incurred, on a pre-tax basis, aggregate cash and non-cash charges of $73.8 million during the three and nine months ended September 30, 2017. For more information, see Note 2 to the condensed consolidated financial statements included in this report.

Purchase of Natural Gas Heavy -Duty Trucks. On July 25, 2017, we entered into an arrangement to purchase used natural gas heavy -duty trucks by December 29, 2017, with the intention of selling the trucks to our customers. As of September 30, 2017, this arrangement represented an outstanding commitment to purchase 136 natural gas heavy -duty trucks valued at $8.8 million.

NG Advantage. In June 2017, our subsidiary NG Advantage, LLC (“NG Advantage”) entered into an arrangement with one of its customers for the purchase, sale and transportation of CNG over a five-year period. The arrangement is customary and ordinary course, and provides for the payment by the customer of a nonrefundable amount of $13.36 million to reserve a specified volume of CNG transportation capacity under the arrangement. This amount was paid to NG Advantage in two installments, with $8.35 million paid on July 3, 2017 and $5.01 million paid on October 2, 2017.

Contribution of Milton CNG Station. On July 14, 2017, we contributed to NG Advantage all of its right, title and interest in and to a CNG station located in Milton, Vermont. We had purchased this CNG station from NG Advantage in October 2014 in connection with our initial investment in NG Advantage, and at that time, we entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to us Series A Preferred Units with an aggregate value of $7.5 million. The Series A Preferred Units provide for an accrued return in the event of a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions, but the Series A Preferred Units do not, in themselves, increase our controlling interest in NG Advantage. As a result, following the contribution, our controlling interest in NG Advantage remains at 53.3%.

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

Asset Sale. On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), our subsidiary, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “Asset Sale”), consisting of Renewables’ two existing RNG production facilities, Renewables’ interest in the RNG Ventures and Renewables’ third-party RNG supply contracts (the “Assets”). The Asset Sale was completed on March 31, 2017 for a sale price of $155.5 million, plus BP assumed the obligations under the Canton Bonds (as defined in Note 13 to the condensed consolidated financial statements included in this report) which totaled $8.8 million as of March 31, 2017.

On March 31, 2017, BP paid Renewables $30.0 million in cash and delivered to Renewables a promissory note with a principal amount of $123.5 million, which was paid in full on April 3, 2017. In addition, on June 22, 2017, BP paid Renewables an additional $2.0 million related to the determination of certain post-closing adjustments. Renewables recognized a gain of $69.9 million as of September 30, 2017 from the Asset Sale. Pursuant to the APA, the valuation date of the Asset Sale was January 1, 2017, and the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the Asset Sale was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the condensed consolidated statement of operations through March 31, 2017.

In addition, under the APA, BP is required, following the closing of the Asset Sale, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain performance criteria relating to the Assets are met.

We incurred $3.7 million in transaction fees in connection with the Asset Sale, and paid all such fees in the nine months ended September 30, 2017. Also, we paid $8.6 million in cash and issued 770,269 shares of common stock to holders of Renewables Option Awards (as defined and discussed below). The net proceeds from the Asset Sale, net of $1.0 million cash transferred to BP were $142.2 million.

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
Debt Repurchase. In February 2017, we purchased from one of our directors and significant stockholders, T. Boone Pickens ("Mr. Pickens"), the 7.5% Convertible Note due July 2018 having an outstanding principal amount of $25.0 million held by Mr. Pickens for a cash purchase price of $21.75 million. See Note 13 to the condensed consolidated financial statements included in this report for more information about our outstanding debt.
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
Since approximately mid-2014, however, the prices of oil, gasoline, diesel and natural gas have been significantly lower and volatile, and these trends of lower prices and volatility may continue. We believe these conditions have contributed to slower and more limited growth in the demand for natural gas as a vehicle fuel, both in general and in certain of our key markets, such as heavy-duty trucking, because the pricing advantage when comparing natural gas prices to diesel and gasoline prices has decreased. We believe this decreased pricing advantage has also contributed to our lower revenue levels in recent periods. In addition, these conditions have also caused us to reduce the prices we have been charging our customers for CNG and LNG in some instances, which has reduced our profit margins. Further, to the extent these conditions have contributed to curtailed demand or slowed growth in the market for natural gas as a vehicle fuel, we believe they have also contributed to decreases in compressor sales and station construction activity in certain periods, as the success of these aspects of our operations is dependent upon the success of the natural gas vehicle fuels market generally. Due to these and other factors, during the three months ended September 30, 2017, we identified for closure certain underperforming stations in our fueling station network, which resulted in an impairment of the associated assets and certain other cash and non-cash charges, and we also determined the assets related to our compressor business were impaired. See "Our Performance" below for more information. In addition, we believe these factors have materially contributed to the volatility and overall decline in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and/or indications of asset or goodwill impairment. If these volatile and low price conditions and other uncertainties persist, our financial results and stock price may continue to be adversely affected.

Our Performance. In light of continuing low oil prices and the current state of natural gas vehicle adoption as described above, during the three months ended September 30, 2017, we took steps to minimize and eliminate assets we believe are underperforming in an effort to better align our activities with current and anticipated natural gas fueling demand, and to try to lower our operating expenses going forward by streamlining our operations. These steps included a workforce reduction and other measures to reduce overhead costs, which resulted in cash severance costs and certain non-cash stock-based compensation charges; our decision to close certain of our natural gas fueling stations by the end of 2017, which resulted in an impairment of these station assets and certain other cash and non-cash charges; a determination that the assets of CECC, which operates our natural gas fueling compressor business, were impaired, which resulted in a non-cash charge; and positioning CECC to benefit from consolidation in the natural gas compressor sector. See "Recent Development" above and Note 2 to the condensed consolidated financial statements included in this report for more information.

Our gross revenue mostly consists of volume -related revenue, compressor and other equipment sales, station construction sales, and historically, VETC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of station construction sales, sales of RINs and LCFS Credits, recognition of any other government credits and, compressor and other equipment sales; fluctuations in commodity costs; and natural gas prices and sale activity. Our volume-related revenue, which is further discussed below, increased from 2014 to 2016 due largely to the increase in gallons delivered across this period; however, volume-related revenue declined in the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to decreased revenue from sales of RINs and LCFS Credits as a result of the Asset Sale. We expect this trend to continue.

Our cost of sales can also vary between periods due to a variety of factors, including fluctuations in commodity, station construction and labor costs, fluctuations in compressor equipment costs; and the other factors that impact our revenue levels described above.

In addition, our performance in certain recent periods has been materially affected by certain non-cash gains relating to particular transactions or events. For example, our results for the nine months ended September 30, 2016 and 2017 were positively affected by gains related to repurchases and retirements of our outstanding convertible debt, and our results for the nine months ended September 30, 2017 were also positively affected by the gain from the Asset Sale. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, do not impact our liquidity.

See "Results of Operations" below for a further discussion of our performance.

Volume-Related Revenue. The amount of CNG, LNG and RNG GGEs we delivered increased by 24.1% from 2014 to 2016 and by 8.2% from the first nine months of 2016 compared to the same period in 2017.

In particular, the amount of RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG and is distributed under the name Redeem™, has experienced rapid growth in recent years, increasing by 190.1% from 20.2 million GGEs in 2014 to 58.6 million GGEs in 2016, and by 22.7% from 43.7 million GGEs in the first nine months of 2016 to 53.6 million GGEs for the same period in 2017.

We believe demand for Redeem™ is largely attributable to the lower greenhouse gas emissions that it produces relative to gasoline and diesel, and we expect our Redeem™ business will continue to grow.
When we sell natural gas and RNG for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties. The following table summarizes our revenue from sales of RINs and LCFS Credits in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2017	2016	2017
RIN Credits	$7.0	$3.8	$20.0	$17.2
LCFS Credits (1)	4.3	—	15.2	2.9
Total	$11.3	$3.8	$35.2	$20.1
(1)    We recognized no revenue from sales of LCFS Credits during the three months ended September 30, 2017 primarily because the majority of the LCFS Credits we had generated were sold to BP pursuant to the APA and we temporarily stopped sales of our remaining LCFS Credits due to restrictions imposed on our credit account pending completion of ongoing administrative review by CARB. We continue to generate LCFS Credits and we expect to recognize revenue from sales of such credits during the three months ending December 31, 2017. However, if CARB’s administrative review results in the retirement of any of our LCFS Credits or is otherwise unfavorable, we may be required to recognize a charge equal to the value of the retired credits or we may experience other negative effects.

Although we continue to generate revenue from the sale of RINs and LCFS Credits in connection with our continued sales of CNG, LNG and our Redeem™ RNG vehicle fuel, the amount of revenue we receive from sales of these credits has decreased as a result of our sale of certain of our former RNG assets in the Asset Sale, which has adversely affected our results of operations, in particular our volume -related revenue, and reduced our effective price per gallon. Pursuant to the terms of the APA, $5.1 million of revenue attributable to sales of RINs and LCFS Credits in the first quarter of 2017 served as an adjustment to the purchase price and was recorded as a reduction of the gain from the Asset Sale (see Note 3 to the condensed consolidated financial statements included in this report).

The markets for RINs and LCFS Credits have historically been volatile, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which such credits are generated and sold. In addition, our ability to generate revenue from sales of these credits depends upon our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance or conduct reviews of our activities, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions, any of which could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, or eliminate or reduce a significant revenue stream.

Anticipated Future Trends
Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas vehicle fuel has been closer to the prices of gasoline and diesel in recent years due in part to lower oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas compared to gasoline and diesel. This belief is based in large part on the growth in recent years of natural gas production in the United States, as well as increasingly stringent environmental regulations affecting vehicle fleets, which we believe drives the market for alternative vehicle fuels generally.

It is uncertain, however, whether and when the prices for gasoline and diesel will increase, and we expect that adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will be negatively affected while oil and diesel prices remain low. Other factors also create potential uncertainties about the future market for natural gas as a vehicle fuel, including growing favor by lawmakers, regulators, other policymakers, environmental organizations or other powerful groups for non-natural gas fuels and vehicles, including long-standing support for gasoline and diesel-powered vehicles and growing favor for electric and/or hydrogen-powered vehicles, and the availability and effect on our business of environmental and other regulations, programs or incentives. These and other factors make it challenging to accurately predict natural gas vehicle fuel demand, in general and in any specific geographic and customer markets. As a result, our timing and level of investment in particular markets may not be consistent with any growth in demand in these markets.

We have made efforts we believe will better align our activities and assets with current and anticipated market demand. For instance, we plan to close 42 natural gas fueling stations by the end of 2017 and are positioning our compressor business to benefit from consolidation in the natural gas sector. We expect these actions will have a number of effects on our financial condition and performance, including primarily decreased revenue and decreased costs from the closed assets and our related operations in the near term. We also anticipate the measures we implemented in the third quarter of 2017 to reduce our operating costs, including a workforce reduction and other measures to reduce overhead costs, will contribute to decreased expenses going forward, particularly selling, general and administrative expenses.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend if and when it materializes. Our business plan calls for expanding our sales of natural gas vehicle fuel in the markets in which we operate, including heavy-duty trucking, airports, refuse, public transit, government fleets and industrial and institutional energy users, and pursuing additional markets as opportunities arise. Additionally, we expect that the lower greenhouse gas emissions associated with our Redeem™ vehicle fuel will result in increased demand for this fuel, resulting in our delivery of increasing volumes of Redeem™ to our vehicle fleet customers. If these projections materialize and our business grows as we anticipate, then our operating costs and capital expenditures could increase. We also may pursue strategic partnerships or similar arrangements or seek to invest in or acquire assets and/or businesses that are in the natural gas fueling infrastructure, which may require us to spend additional capital.

We expect competition in the market for natural gas vehicle fuel to remain steady in the near-term, but we expect competition in the vehicle fuels market generally to increase. Any such increased competition may reduce our customer base and revenue and may lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

Several factors create potential uncertainties relating to the future market for natural gas as a vehicle fuel. These factors include growing favor by lawmakers, regulators, other policymakers, environmental organizations or other powerful groups for non-natural gas fuels and vehicles, including long-standing for gasoline and diesel-powered vehicles and growing favor for electric and/or hydrogen-powered vehicles, and the availability and effect on our business of environmental and other regulations, programs or incentives. Subsequent to December 31, 2016, our stock price has declined due to adverse macroeconomic conditions surrounding the energy industry which could also lead to decreased cash flows which may indicate the carrying value of our goodwill or long lived assets is impaired. As a result of the recent volatility of our market capitalization and possible decrease in cash flows, it is possible that our goodwill or long lived assets could become impaired, which could result in a material charge and adversely affect our results of operations. See “Risk Factors” in Part II, Item 1A of this report for additional information.

Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 13 to our condensed consolidated financial statements included in this report, have certain non-financial covenants with which we must comply. As of September 30, 2017, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A of our 2016 Form 10-K. In the nine months ended September 30, 2017, there were no material changes to our risk management activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value estimates.

Our critical accounting policies and estimates are discussed in the MD&A of our 2016 Form 10-K. For the nine months ended September 30, 2017, there were no material changes to our critical accounting policies.

Recently Issued and Adopted Accounting Standards
For a description of recently issued and adopted accounting standards, see Note 19 to the condensed consolidated financial statements included in this report.

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2017
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Three Months Ended September 30,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenue	87.1%	82.7%
Service revenue	12.9	17.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	57.2	64.7
Service cost of sales	6.6	8.9
Inventory valuation provision	—	16.1
Selling, general and administrative	26.7	30.3
Depreciation and amortization	15.3	17.2
Asset impairments and other charges	—	74.2
Total operating expenses	105.8	211.4
Operating loss	(5.8)	(111.4)
Interest expense	(6.6)	(5.2)
Interest income	0.1	0.6
Other income (expense), net	(0.1)	0.0
Loss from equity method investments	0.0	0.0
Gain (loss) from extinguishment of debt	(0.7)	—
Gain from sale of certain assets of subsidiary	—	—
Loss before income taxes	(13.1)	(116.0)
Income tax benefit (expense)	(0.4)	0.1
Net loss	(13.5)	(115.9)
Loss attributable to noncontrolling interest	0.4	0.9
Net loss attributable to Clean Energy Fuels Corp.	(13.1)%	(115.0)%
Revenue.    Revenue decreased by $15.2 million to $81.8 million in the three months ended September 30, 2017, from $97.0 million in the three months ended September 30, 2016. This decrease was primarily due to the expiration of VETC in addition to lower volume -related revenue and station construction sales partially offset by an increase in compressor revenue.
Volume -related revenue decreased by $8.2 million between periods primarily due to reduced revenue received from sales of RINs and LCFS Credits, due in large part to the effects of the Asset Sale and, for the three months ended September 30, 2017, the impact of temporarily stopping sales of LCFS Credits due to restrictions imposed on our LCFS Credit account. See "Key Trends" and Note 3 to the condensed consolidated financial statements included in this report for more information about RINs and LCFS Credits and the Asset Sale, respectively. The decrease in volume -related revenue between periods was partially offset by an increase of 7.0 million gallons delivered.

This increase in gallons delivered was due to a 6.8 million and 0.2 million gallon increase in CNG and LNG gallons delivered, respectively, which was primarily attributable to 26 new refuse customers and nine new transit customers. Our effective price per gallon charged was $0.69 for the three months ended September 30, 2017, a $0.16 per gallon decrease from $0.85 per gallon for the three months ended September 30, 2016. Our effective price per gallon is defined as revenue generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.

Compressor revenue from CECC, remained relatively comparable between periods, with an increase of $0.6 million.

Station construction sales decreased by $1.2 million between periods, principally due to fewer station upgrade projects.

VETC revenue decreased by $6.7 million between periods due to the expiration of VETC on December 31, 2016.

Cost of sales. Cost of sales increased by $11.4 million to $73.3 million in the three months ended September 30, 2017, from $61.9 million in the three months ended September 30, 2016. This increase was primarily due to a $13.2 million inventory valuation provision recorded in the three months ended September 30, 2017 which comprised of $7.8 million related to station construction inventory and $5.4 million related to compressor inventory (see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report). This increase was partially offset by a $0.6 million decrease in between periods in station construction cost due to lower construction sales and a $1.6 million decrease between periods primarily due to reduced costs of natural gas delivered from our facilities.

Our effective cost per gallon decreased by $0.06 per gallon between periods, to $0.46 per gallon in the three months ended September 30, 2017 from $0.52 per gallon in the three months ended September 30, 2016, excluding the $7.8 million inventory valuation provision discussed above. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale, resulting in no costs to operate these facilities incurred in the three months ended September 30, 2017.

Selling, general and administrative. Selling, general and administrative expenses decreased by $1.1 million to $24.8 million in the three months ended September 30, 2017, from $25.9 million in the three months ended September 30, 2016. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the Asset Sale in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $0.7 million to $14.1 million in the three months ended September 30, 2017, from $14.8 million in the three months ended September 30, 2016, primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale.
Asset impairments and other charges. During the three months ended September 30, 2017, we recorded employee terminations, asset impairments and other charges of $60.7 million related to our station closures and our natural gas fueling compressor business. For more information, see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report.
Interest expense.  Interest expense decreased by $2.1 million to $4.3 million in the three months ended September 30, 2017, from $6.4 million in the three months ended September 30, 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Income tax benefit (expense).  Income tax benefit (expense) increased by $0.5 million between periods, which was primarily attributable to the reduction of goodwill amortization following the Asset Sale.
Loss from noncontrolling interest.  During the three months ended September 30, 2016 and 2017, we recorded a $0.4 million and $0.7 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during the applicable periods.
Gain from extinguishment of debt. In the three months ended September 30, 2016, we recorded a gain of $0.7 million related to the extinguishment of debt. We recorded no comparable gain in the three months ended September 30, 2017.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2017
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the periods presented.

	Nine Months Ended September 30,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenue	87.5%	83.9%
Service revenue	12.5	16.1
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	56.8	62.7
Service cost of sales	6.3	8.0
Inventory valuation provision	—	5.2
Selling, general and administrative	25.5	28.5
Depreciation and amortization	14.9	17.3
Asset impairments and other charges	—	24.0
Total operating expenses	103.5	145.7
Operating loss	(3.5)	(45.7)
Interest expense	(7.9)	(5.3)
Interest income	0.2	0.5
Other income (expense), net	0.0	0.0
Loss from equity method investments	0.0	0.0
Gain (loss) from extinguishment of debt	8.4	1.3
Gain from sale of certain assets of subsidiary	—	27.7
Loss before income taxes	(2.8)	(21.5)
Income tax benefit (expense)	(0.4)	0.9
Net loss	(3.2)	(20.6)
Loss attributable to noncontrolling interest	0.4	0.7
Net loss attributable to Clean Energy Fuels Corp.	(2.8)%	(19.9)%
Revenue.    Revenue decreased by $48.5 million to $252.3 million in the nine months ended September 30, 2017, from $300.8 million in the nine months ended September 30, 2016. This decrease was primarily due to the expiration of VETC in addition to lower volume -related revenue, compressor revenue and station construction sales.
Volume -related revenue decreased by $10.8 million between periods, primarily due to reduced revenue received from sales of RINs and LCFS Credits, due in large part to the effects of the Asset Sale and, for the three months ended September 30, 2017, the impact of temporarily stopping sales of LCFS Credits due to restrictions imposed on our LCFS Credit account. See "Key Trends" and Note 3 to the condensed consolidated financial statements included in this report for more information about RINs and LCFS Credits and the Asset Sale, respectively. The decrease in volume -related revenue between periods was partially offset by an increase of 20.1 million gallons delivered.

This increase in gallons delivered was due to a 21.4 million gallon increase in CNG gallons delivered, which was primarily attributable to 29 new refuse customers, 16 new transit customers, and two new trucking customers. This increase was partially offset by a 0.9 million decrease in LNG gallons delivered as non-vehicle fuel and a 0.4 million decrease in RNG gallons delivered as non-vehicle fuel. Our effective price per gallon charged was $0.76 for the nine months ended September 30, 2017, a $0.10 per gallon decrease from $0.86 per gallon for the nine months ended September 30, 2016. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.

Compressor revenue from CECC, decreased by $4.8 million between periods due to lower compressor sales, which we believe was primarily due to continued low global demand.

Station construction sales decreased by $13.9 million between periods, principally due to a decrease in large, full -station projects and station upgrade projects.

VETC revenue decreased by $19.6 million between periods due to the expiration of VETC on December 31, 2016.

Cost of sales. Cost of sales increased by $1.7 million to $191.5 million in the nine months ended September 30, 2017, from $189.8 million in the nine months ended September 30, 2016. This increase was primarily due to a $4.6 million increase in cost of sales primarily due to increased natural gas volumes delivered between periods and a $13.2 million inventory valuation provision charge recorded in the nine months ended September 30, 2017 which comprised of $7.8 million related to station construction inventory and $5.4 million related to compressor inventory (see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report). This increase was offset by a $10.0 million decrease between periods in station construction costs due to lower station construction sales and a $6.1 million decrease between periods in compressor costs due to lower compressor sales.

Our effective cost per gallon decreased by $0.02 per gallon between periods, to $0.49 per gallon in the nine months ended September 30, 2017 from $0.51 per gallon in the nine months ended September 30, 2016, excluding the $7.8 million inventory valuation provision discussed above. The decrease in our effective cost per gallon was primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale, resulting in no costs to operate these facilities incurred in the last six months of the nine months ended September 30, 2017.

Selling, general and administrative. Selling, general and administrative expenses decreased by $4.8 million to $71.9 million in the nine months ended September 30, 2017, from $76.7 million in the nine months ended September 30, 2016. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the Asset Sale in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $0.9 million to $43.8 million in the nine months ended September 30, 2017, from $44.7 million in the nine months ended September 30, 2016, primarily due to the sale of Renewables’ two RNG production facilities in the Asset Sale.
Asset impairments and other charges.  During the nine months ended September 30, 2017, we recorded employee terminations, asset impairments and other charges of $60.7 million related to our station closures and our natural gas fueling compressor business. For more information, see "Recent Developments" and Note 2 to the condensed consolidated financial statements included in this report.
Interest expense.  Interest expense decreased by $10.3 million to $13.5 million in the nine months ended September 30, 2017, from $23.8 million in the nine months ended September 30, 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Income tax benefit (expense).  Income tax benefit (expense) increased by $3.4 million to $2.2 million of tax benefit in the nine months ended September 30, 2017, compared to $(1.2) million of tax expense in the nine months ended September 30, 2016. The increase in income tax benefit was primarily due to the deferred tax benefit attributable to the reduction of goodwill amortization following the Asset Sale.
Loss from noncontrolling interest.  During the nine months ended September 30, 2016 and 2017, we recorded a $1.3 million and $1.8 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during the applicable periods.
Gain from extinguishment of debt. Gain from extinguishment of debt decreased by $22.2 million to $3.2 million in the nine months ended September 30, 2017, from $25.4 million in the nine months ended September 30, 2016. This decrease was primarily due to our repurchase of a lower principal amount of debt at higher prices in the nine months ended September 30, 2017 compared to the comparable 2016 period.
Gain from sale of certain assets of subsidiary. In the nine months ended September 30, 2017, we recorded a gain of $69.9 million related to the Asset Sale. We recorded no comparable gain in the nine months ended September 30, 2016.

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

Cash Flows

Cash used in operating activities was $(4.9) million in the nine months ended September 30, 2017, compared to $44.2 million provided by operating activities in the comparable 2016 period. The $49.1 million decrease in cash provided by operating activities was primarily due to payment of transaction fees related to the Asset Sale and a reduction in operating results due to the decreased revenue from sales of RINs and LCFS Credits, as discussed under "Key Trends" and "Results of Operations" above and the expiration of VETC.

Cash provided by investing activities was $57.2 million in the nine months ended September 30, 2017, compared to $9.5 million provided by investing activities in the comparable 2016 period. The $47.7 million increase in cash provided by investing activities was primarily attributable to $154.5 million in cash received, net of cash transferred, in connection with the Asset Sale (see "Recent Developments" and Note 3 to the condensed consolidated financial statements included in this report for more information) and an $8.4 million payment made to NG Advantage related to an arrangement with one of its customers for the purchase, sale and transportation of CNG over a five-year period (see "Recent Developments" for more information). The increase was partially offset by incremental purchases of short-term investments, net of maturities, of $103.4 million in the nine months ended September 30, 2017, compared to the comparable 2016 period and a $10.9 million increase in purchases of equipment, primarily related to deposits by NG Advantage for CNG trailers and equipment.

Cash used in financing activities in the nine months ended September 30, 2017 was $43.9 million, compared to $57.2 million used in financing activities in the comparable 2016 period. The $13.3 million decrease in cash used in financing activities was primarily due to a $79.3 million decrease in cash used in debt repurchases, net of borrowings. This decrease was partially offset by a $57.4 million decrease in cash provided by the ATM Program, net of fees, which was terminated on May 31, 2017, and an $8.6 million payment to holders of Renewables Option Awards associated with the Asset Sale in the nine months ended September 30, 2017.

Capital Expenditures and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including costs associated with fuel sales, outlays for the design and construction of new fueling stations, additions or other modifications to existing fueling stations, debt repayments and repurchases, purchases of CNG tanker trailers and natural gas heavy-duty trucks, maintenance of LNG production facilities, manufacturing natural gas fueling compressors and other equipment , mergers and acquisitions (if any), financing natural gas vehicles for our customers and general corporate purposes, including geographic expansion (domestically and internationally), pursuing new customer markets and supporting our sales and marketing activities, including supporting legislative and regulatory initiatives.

Our business plan called for approximately $29.0 million in capital expenditures for all of 2017, although as of September 30, 2017 we estimate actual capital expenditures will approximate $23.0 million for 2017. Our capital expenditures primarily relate to the construction of CNG and LNG fueling stations, additional investments in fueling stations to add CNG fueling, the purchase of natural gas heavy-duty trucks, the purchase of additional CNG trailers and equipment by NG Advantage to support its transport and sale of CNG to industrial and institutional energy users, and LNG plant maintenance costs.

In addition, NG Advantage planned to spend $24.0 million to purchase other equipment to support a customer arrangement established in June 2017. As of September 30, 2017, NG Advantage has spent $13.6 million related to this customer arrangement.

We had total indebtedness of approximately $255.8 million in principal amount as of September 30, 2017, of which approximately $1.2 million, $139.5 million, $53.7 million, $53.8 million, $3.3 million and $4.3 million is expected to become due in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $20.0 million in 2017, $14.4 million of which had been paid when due as of September 30, 2017. We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries or use capital for other activities or pursuits, in addition to those described above.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, grants, VETC and other credits, cash provided by financing activities and sales of assets. As of September 30, 2017, we had total cash and cash equivalents and short-term investments of $196.8 million, compared to $109.8 million at December 31, 2016.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of station construction sales, sales of RINs and LCFS Credits and recognition of any other government credits and, compressor and other equipment sales; fluctuations in commodity costs and natural gas prices and sale activity; and the amount and timing of our billing, collections and liability payments, among other factors. See "Risk Factors" in Part II, Item 1A of this report for more information.

From the commencement of the ATM Program in November 2015 until our termination of the Sales Agreement on May 31, 2017, we received aggregate net proceeds of $117.9 million from sales of our common stock under the Sales Agreement.

The following table summarizes the activity under the ATM Program for the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Inception through May 31,
(in millions)	2016	2017	2017
Gross proceeds	$69.1	$10.8	$121.3
Fees and issuance costs	1.7	0.3	3.4
Net proceeds	$67.4	$10.5	$117.9
Shares issued	21.3	3.8	36.4

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

See Note 13 to the condensed consolidated financial statements included in this report for more information about our outstanding debt.

On March 31, 2017, Renewables completed the Asset Sale. The net proceeds to us from the Asset Sale were approximately $142.2 million. See “Recent Developments” and Note 3 to the condensed consolidated financial statements included in this report for more information.

We believe our current cash and cash equivalents and short-term investments and cash provided by our operating and financing activities will satisfy our business requirements for at least the 12 months following the date of this report; however, we would need to raise additional capital to fund any planned or unanticipated capital expenditures, investments or debt repayments that we cannot fund through available cash, cash provided by our operations or other sources, such as with our common stock.

The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of natural gas sales and other volume-related activity, new station construction, debt repayments (either prior to or at maturity) and any potential merger, acquisition, investment or divestiture activity, as well as the other factors that affect our revenue levels.

We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital, or any combination of these or other potential sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to develop natural gas fueling infrastructure, maintain our stations, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to build our business and generate sustained or increased revenue.

Off-Balance Sheet Arrangements
As of September 30, 2017, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $28.9 million;

•	Two long-term take-or-pay contracts for the purchase of natural gas;

•	An outstanding commitment to purchase 136 natural gas heavy -duty trucks valued at $8.8 million; and

•	Operating leases where we are the lessee.
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
We have entered into an arrangement to purchase 136 used natural gas heavy-duty trucks valued at $8.8 million by December 31, 2017, with the intention of selling the trucks to our customers.
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
Natural gas costs represented $72.8 million of our cost of sales in 2016 and $62.9 million of our cost of sales for the nine months ended September 30, 2017.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at September 30, 2017.
Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our consolidated financial statements and do not impact earnings. Foreign currency transaction gains and losses not in our subsidiaries’ functional currency, however, do impact earnings and resulted in approximately $0.2 million of losses in the nine months ended September 30, 2017. In this period, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2017, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $1.0 million.

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

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
We are or may become party, and our property may become subject, to various legal actions that arise in the ordinary course of our business. We are also subject to audit by tax and other authorities for varying periods in various federal, state, local and foreign jurisdictions, and disputes have arisen, and may arise, during the course of these audits. It is impossible to determine the liabilities that we may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon our consolidated financial position, results of operations or liquidity. We do not, however, anticipate such an outcome and we believe the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2016 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not known to us or that we deem immaterial may also impair our business.
We have a history of losses and may incur additional losses in the future.
In 2014, 2015 and 2016, we incurred pre-tax losses of $89.8 million, $133.8 million, and $12.4 million respectively. During these periods our losses were substantially decreased by revenue from a federal alternative fuels tax credit ("VETC"), totaling $28.4 million, $31.0 million, and $26.6 million in 2014, 2015 and 2016, respectively. On December 31, 2016, however, VETC expired, and it may not be available for any period after that date. We may continue to incur losses, the amount of our losses may increase, and we may never sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset impairments. For instance, in the three months ended September 30, 2017, we recorded significant charges in connection with our closure of certain fueling stations, our natural gas fueling compressor business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. Any such actions could have material adverse consequences, including material negative effects on our financial condition, our results of operations or the trading price of our common stock.
Our success is dependent upon the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent upon the adoption by fleets and other consumers of natural gas as a vehicle fuel. To date, adoption and deployment of natural gas vehicles have been slower and more limited than we anticipated. If the market for natural gas as a vehicle fuel continues to develop at this rate and level, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.

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
Use of electric heavy-duty trucks, buses and refuse trucks, or the perception that such vehicles may soon be widely available and provide satisfactory performance at an acceptable cost, may reduce demand for natural gas vehicles in these applications, which are key customer markets for our business. In addition, renewable diesel, hydrogen and other alternative fuels in development may prove to be, or may be perceived to be, cleaner, more cost-effective, more readily available or otherwise more beneficial alternatives to gasoline and diesel than renewable natural gas ("RNG"), compressed natural gas ("CNG") or liquefied natural gas ("LNG") (RNG can be delivered in the form of CNG or LNG). Further, technological advances in the production, delivery and use of gasoline, diesel or other alternative vehicle fuels, or the failure of natural gas vehicle fuel technology to advance at an equal pace, could slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a cleaner, more cost-effective option and reduce the likelihood that fleet customers convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to or substitute for gasoline and diesel fuel, may influence the market's perception of the need to diversify fuels and, as a result, negatively affect the growth of the natural gas vehicle fuel market.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Prices for crude oil, the commodity used to make gasoline and diesel, today's most prevalent vehicle fuels, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of natural gas as a vehicle fuel could be slowed or limited if the over-supply and resulting low prices of crude oil, gasoline and diesel continue or worsen, or if the price of natural gas increases without equal and corresponding increases in the prices of crude oil, gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the success or perceived success of our industry and our business to materially suffer. In addition, if prices of gasoline and diesel decrease or prices of natural gas increase, we may not be able to offer our customers an attractive pricing advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively impact our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect on our customer base.

Pricing conditions also exacerbate the cost differential between natural gas vehicles and gasoline or diesel- powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, as the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators then seek to recover the additional cost of acquiring or converting to natural gas vehicles over time, through the lower cost of fueling natural gas vehicles. Operators may, however, perceive an inability to timely recover th ese additional initial costs if CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Such an outcome would decrease our potential customer base and harm our business prospects.

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

With respect to natural gas supply, there have been efforts in recent years to impose new regulatory requirements on the production of natural gas by hydraulic fracturing of shale gas reservoirs and other means and on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States. Any changes in regulations that make it more expensive or unprofitable or otherwise impose additional burdens to produce natural gas through these techniques or others, as well as any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to further volatility in, and generally increased, natural gas prices. If all or some combination of these factors cause continued or further volatility in natural gas, gasoline and diesel prices, our business and our industry could be materially harmed.

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
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, including the VETC, which expired on December 31, 2016 and may not be available for any period after that date, and various government programs that make available grant funds for the purchase and construction of natural gas vehicles and fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the California and Oregon Low Carbon Fuel Standards and the federal Renewable Fuel Standard Phase 2, under which we generate credits ("LCFS Credits" and "RIN Credits" or "RINs," respectively) by selling CNG, LNG and RNG as a vehicle fuel.

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
The market for vehicle fuels is highly competitive. The biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel, as the vast majority of vehicles in our markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other alternative vehicle fuels. Further, for certain of our key customer markets, such as airports, we indirectly compete with companies such as Uber and Lyft that provide transportation methods serving as alternatives to taxi cabs. We also face high levels of competition with respect to our other business activities, including our current manufacture and sale of natural gas fueling compressors and other equipment, our procurement and sale of RNG and our sale of CNG and LNG to industrial and institutional energy users or for other non-vehicle purposes.

A significant number of established businesses, including oil and gas companies, alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as a vehicle fuel. Many of these competitors have longer operating histories, more experience, larger customer bases, greater brand recognition and market penetration and substantially greater financial, marketing, research and other resources than we have. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities or exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations. We may not be able to compete effectively against any of these organizations.

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
As of September 30, 2017, our total indebtedness was approximately $255.8 million in principal amount. As of September 30, 2017, approximately $1.2 million, $139.5 million, $53.7 million, $53.8 million, $3.3 million and $4.3 million of the principal amount of our indebtedness matures in 2017, 2018, 2019, 2020, 2021, and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $20.0 million in 2017, $14.4 million of which had been paid when due as of September 30, 2017.
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
In that case, we may be required to pursue one or more alternatives to meet our debt obligations. For instance, as of the date of this report, we are permitted to repay up to $125.0 million of our outstanding indebtedness at maturity with shares of our common stock rather than cash, with a number of shares to be determined by the then-current trading price of our common stock. Any repayment of our debt with equity would increase the number of our outstanding shares and may significantly dilute the ownership interests of our existing stockholders. Additionally, any shortfall of cash from operations to service our debt may lead us to seek capital from other sources, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing. Our ability to engage in any of these activities, should we decide to do so, would depend on the capital markets, the state of our industry and our business and financial condition at the time, and we may not be successful in obtaining additional capital on desirable terms, at a desirable time or at all. Any failure to make payments on our debt when due, either in cash or stock, could result in a default on our debt obligations.

Additionally, certain of the agreements governing our indebtedness contain restrictive covenants, and any failure by us to comply with any of these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could require that we use all or a large portion of our available cash flow to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation. In addition, the substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory and competitive conditions, limit our flexibility to plan for or react to changes in our business and industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional amounts as needed.

We may need to raise additional capital to continue to fund our business or repay our debt, which may not be available when needed, on acceptable terms or at all.
As of September 30, 2017, we had total liquidity of $196.8 million, consisting of cash and cash equivalents of $45.3 million and short-term investments of $151.5 million. Our business plan calls for approximately $29.0 million in capital expenditures for all of 2017, plus an additional $24.0 million by one of our subsidiaries in connection with a specific customer arrangement entered into in June 2017, as well as additional capital expenditures thereafter. We will also require capital to make principal and interest payments on our indebtedness, for any unanticipated expenses, and for any mergers, acquisitions or strategic investments, transactions or relationships. If we cannot fund any of these activities with cash provided by our operations, then we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing options may not be available when needed, on terms favorable to us or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock would increase the number of our outstanding shares and dilute the ownership interest of our existing stockholders. We may also pursue debt financing, as the agreements governing much of our existing indebtedness do not restrict our ability to incur additional secured or unsecured debt or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed elsewhere in these risk factors and include a limited ability to obtain further financing as needed and restricted flexibility in responding to any changes in business, industry or economic conditions. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, unanticipated expenses, capital expenditures and any mergers, acquisitions or strategic investments, transactions or relationships, we could be forced to suspend, delay or curtail these plans, expenditures or other activities, which could negatively affect our business and prospects.

If America’s Natural Gas Highway fails or we are not able to fuel a greater number of natural gas heavy-duty trucks, our financial results and business would be materially and adversely affected.
We are seeking to fuel a greater number of natural gas heavy-duty trucks, and in connection with this effort, we have built a nationwide network of natural gas-truck friendly fueling stations, which we refer to as "America’s Natural Gas Highway" or "ANGH." Our ability to successfully execute these initiatives is subject to substantial risks, including, among others:
•The adoption of natural gas engines that are well-suited for heavy-duty trucks is essential to the success of these initiatives. We have no influence over the development, production, sales and marketing, cost or availability of natural gas trucks powered by these engines. Currently, Cummins Westport is the only natural gas engine manufacturer for the heavy -duty truck market in the United States, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter this business.

•These initiatives depend upon the development and expansion of the U.S. natural gas heavy-duty truck market. Operators may not adopt heavy-duty natural gas trucks due to cost, actual or perceived performance issues or other factors that may be beyond our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated.

•Truck and other vehicle operators may not fuel at our stations due to lack of access or convenience, fuel prices or other factors.

•Most of our ANGH stations were initially built to provide LNG, which costs more than CNG on an energy-equivalent basis. We have been spending, and expect to continue to spend, additional capital to add CNG fueling capability to many of our ANGH stations, and we may not have sufficient capital in the future for this purpose, which could limit the revenue-generating capacity of certain of these stations.

•Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations.

•
We may fail to accurately predict demand in any of the locations in which we build and open ANGH stations. As a result, we may open stations that fail to generate the volume or profitability levels we anticipate and we may build stations that we do not open for fueling operations, either or both of which could occur due to a lack of sufficient customer demand to fuel at the stations or for other reasons. For any stations that are open and underperforming, we may decide to close the stations, which could result in substantial costs, such as lease termination, severance or other similar fees and non-cash asset impairments or other charges, and could harm our reputation and reduce our customer base and prospects for future growth. For any stations that are completed but unopened, we will continue to have substantial investments in assets that do not produce revenue.

We must effectively manage these risks in order to obtain the anticipated benefits from ANGH and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not able to successfully execute these initiatives, our financial results, operations and business, including our ability to repay our debt, would be materially and adversely affected.
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
Under AB 32, the LNG vehicle fuel provider is the regulated party with respect to LNG vehicle fuel use. We will incur costs to comply with AB 32 based on how much LNG vehicle fuel we sell that is regulated, the requirements of the California Air Resources Board ("CARB") relating to the regulation of LNG vehicle fuel, any applicable regulatory changes and the cost of carbon credits we purchase to comply with AB 32. We anticipate that we will try to pass the costs we incur to comply with this law through to our LNG customers. With respect to CNG vehicle fuel, the regulated party under AB 32 is the utility that owns the pipe through which the fossil fuel natural gas is sold. We anticipate that, over time, as the utilities' compliance costs increase, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount the utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through a utility’s pipeline. These increased costs of LNG and CNG vehicle fuel as a result of AB 32 could diminish the attractiveness of LNG and CNG as a vehicle fuel for existing and potential future California customers, which could reduce our customer base and fuel sales. Additionally, to the extent we are not able to pass costs through to our customers, these increased costs could increase our direct expenses and reduce our margins, which would cause our performance to suffer.

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

Clean Energy Compression designs, manufactures, sells and services non-lubricated natural gas fueling compressors and related equipment used in CNG and LNG fueling stations. The equipment manufactured by Clean Energy Compression may fail to perform as expected or according to legal or contractual specificatio

ns. Additionally, Clean Energy Compression may incur significant and unexpected costs during or after the manufacture of these products, including costs incurred to repair product failures or malfunctions. The scope and likelihood of these risks may increase if Clean Energy Compression makes efforts to expand services to new geographic and other markets. Further, the success of the compressor business is dependent upon the success of the natural gas vehicle fuels market generally, and is thus subject to many of the other risks described in these risk factors. The occurrence of any of these risks may reduce sales of compressor products and services, delay the launch of new compressor products or services, damage customer relationships and reputation, force product recalls or result in product liability claims. The occurrence of any of these risks could negatively affect our performance and financial condition.

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
Our ability to maintain an adequate supply of RNG may be subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with key equipment, severe weather, construction delays, technological difficulties and high costs associated with operations, limited availability or unfavorable composition of collected landfill gas, and plant shutdowns caused by upgrades, expansion or required maintenance. If any of our RNG suppliers experience these or other difficulties, then our supply of, and ability to resell, RNG as a vehicle fuel could be jeopardized.

In addition, our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. In the past, the market for RINs and LCFS Credits has been volatile and unpredictable, and the prices for such credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to federal and state programs under which these credits are generated and sold. In addition, our ability to generate revenue from sales of these credits depends upon our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance or conduct reviews of our activities, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions, any of which could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, or eliminate or reduce a significant revenue stream. , and we could also be subject to fines or other sanctions. Further, following our sale to BP of certain assets related to our RNG business, the amount of revenue we generate from sales of RINs and LCFS Credits has decreased, which has and will continue, for at least the near term, to adversely affect our financial results. Moreover, in the absence of federal and state programs that support premium prices for RNG or that allow the generation and sale of LCFS Credits and RINs or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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
We have, and expect to continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for approximately 20% of our revenue for the nine months ended September 30, 2017 and approximately 18%, 18% and 16% of our revenue in 2014, 2015 and 2016, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which may be beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenue attributable to the contract, which could have a negative impact on our operations.
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
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses, any of which could result in uncontrollable flows of natural gas, fires, explosions or other damage, including death or serious injury. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers, if involved in accidents or improper maintenance or installation, could rupture. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in venting of methane gas, which is a potent greenhouse gas, and such methane emissions are regulated by some state regulatory agencies and may in the future be regulated by the U.S. Environmental Protection Agency and/or additional state regulators. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if damages are not covered by insurance or are in excess of policy limits or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about and adoption levels of natural gas as a vehicle fuel.

Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, foreign business practices, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. These laws and regulations are complex, change frequently and in many cases have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, in connection with our operations, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

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

We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations or other similar arrangements. For example, in March 2017 we sold certain assets related to our RNG business, including our former RNG production facilities. These transactions involve numerous risks, any of which could harm our business, including, among others:

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

•
Risks associated with any joint venture or other collaboration relationship we may pursue, including as a result of our relinquishment of some degree of control over the assets, technologies or businesses that are the subject of the joint venture or collaboration, or as a result of our partners having business goals and interests that are not aligned with ours or being unable or unwilling to fulfill their obligations in the relationship;

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other transaction or relationship;

•	Additional costs, incurrence of debt or equity dilution associated with funding an acquisition, investment or other transaction or relationship; and

•	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of station construction sales, sales of RINs and LCFS Credits, recognition of any other government credits and, compressor and other equipment sales; fluctuations in commodity costs and natural gas prices and sale activity; and the amount and timing of our billing, collections and liability payments, as well as the other factors described in these risk factors.

The significant fluctuations of our operating results in certain periods may render period-to-period comparisons less meaningful, and investors in our securities should not rely on the results of any one period as an indicator of future performance. For example, our results for the nine months ended September 30, 2016 and 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt, and our results for the nine months ended September 30, 2017 were also positively affected by a gain related to our sale of certain assets related to our RNG business, but our results for the nine months ended September 30, 2017 were also negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our natural gas fueling compressor business, our determination of an impairment of assets as a result of the foregoing, and certain other actions.
These or other gains or losses may not recur regularly, in the same amounts or at all in future periods.
We depend on key people to generate our strategies and operate our business, and our business could be harmed if we are unable to retain these key people.

We believe our future success is dependent upon the contributions of our officers and directors and certain other key managerial, sales, technical and finance personnel. All of our officers and other United States employees may terminate their employment relationships with us at any time. Additionally, our directors may resign at any time or fail to be re-elected by our stockholders on an annual basis. In many cases, we believe these individuals’ knowledge of our business and experience in our industry would be extremely difficult to replace. Qualified individuals are in high demand, and we may incur significant costs to attract and retain our key people. If we are unable to retain our officers, directors and other key employees, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner, our business, operating results and financial condition could be harmed.

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
We lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to purchase. These financing activities involve a number of risks, including, among others, that the equipment financed consists mostly of vehicles, which are mobile and easily damaged, lost or stolen; and the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of September 30, 2017, we had $8.3 million outstanding in loans provided to customers to finance natural gas vehicle purchases.

Our warranty reserves may not adequately cover our warranty obligations, which could result in unexpected costs.
We provide product warranties with varying terms and durations for the stations we build and sell and, the natural gas fueling compressors Clean Energy Compression manufactures and sells, and we establish reserves for the estimated liability associated with these product warranties. Our warranty reserves are based on historical trends as well as our understanding of specifically identified warranty issues, and the amounts estimated for these reserves could differ materially from the warranty costs that may actually be realized. We would be adversely affected by an increase in the rate of warranty claims or the amounts involved in warranty claims or by the occurrence of unexpected warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Implementing security measures designed to prevent, detect, rectify or correct these threats involves significant costs, and any such measures could fail. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. The occurrence of any of these risks could materially harm our business, reputation and performance.

Risks Related to Our Common Stock
Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.
As of September 30, 2017, there were 151,009,700 shares of our common stock outstanding, 9,648,613 shares underlying outstanding stock options, 2,403,266 shares underlying outstanding restricted stock units, and 14,991,521 shares underlying outstanding convertible notes (assuming conversion at the stated conversion price). All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Also, shares issued upon the exercise, vesting and settlement or conversion of outstanding stock options, restricted stock units and convertible notes may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of September 30, 2017, 13,010,978 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following such a margin call that is not satisfied, or any other large sales of our common stock by our officers or directors, may cause the price of our common stock to decline.
A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of September 30, 2017, Mr. Pickens beneficially owned approximately 10.6% of our common stock (including 13,010,978 outstanding shares of common stock, 725,000 shares underlying outstanding stock options and 2,531,645 shares underlying outstanding convertible notes). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, this concentration of ownership may facilitate a change of control at a time when you and other investors may prefer not to sell.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. This volatility may be in response to factors that are beyond our control. Factors that may cause volatility in the price of our common stock include, among others:

•	Implementation of our business plans and initiatives, including our initiatives to build ANGH and fuel a greater number of natural gas heavy-duty trucks;

•	Failure to meet or exceed financial estimates and projections of the investment community;

•	Increasing competition in the market for natural gas and other alternatives for use as vehicle fuels;

•	Other competitive developments, including advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels;

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

•	The market's perception of the success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions we may announce;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures or other changes;

•	Sales of our common stock by us or our officers, directors or significant stockholders;

•	A decline in the trading volume of our common stock; and

•	The other risks described in these risk factors, including the factors that may influence the adoption of natural gas as a vehicle fuel generally.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, but which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock. Moreover, volatility or declines in the market price of our common stock could have other negative consequences, including, among others, potential impairments to our assets or goodwill or a reduced ability to use our common stock for capital-raising, acquisition or other purposes, which could materially and adversely affect our financial condition, results of operations and liquidity and could cause further declines in the market price of our common stock.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.—Defaults upon Senior Securities
None.
Item 4.—Mine Safety Disclosures
None.
Item 5.—Other Information
As previously reported, on September 15, 2017, Peter J. Grace retired from his position as our Senior Vice President, Sales & Finance. In connection with Mr. Grace’s retirement, on September 15, 2017, we entered into a retirement agreement with Mr. Grace, pursuant to which, among other things, (a) Mr. Grace’s Amended and Restated Employment Agreement dated December 31, 2015 (the “Prior Employment Agreement”) was terminated, subject to the survival of certain confidentiality, non-solicitation and other similar provisions, and (b) subject to Mr. Grace’s delivery of a release of claims (subject to his statutory rights) and agreement to comply with certain additional non-disparagement, confidentiality and other similar covenants, we agreed: (i) to pay to Mr. Grace retirement compensation in the amounts set forth in Section 5(d)(i), (ii) and (iii) of the Prior Employment Agreement, generally consisting of a cash payment of $675,000, equal to 150% of Mr. Grace’s annual base salary as of the effective date of his retirement, a cash payment of $540,000, equal to 150% of Mr. Grace’s annual performance bonus for 2016, a cash payment equal to Mr. Grace’s annual performance bonus for 2017, which amount will be determined in 2018 by the Compensation Committee of our Board of Directors consistent with its customary practice; (ii) to transfer to Mr. Grace title to the compressed natural gas vehicle we had furnished to Mr. Grace during the term of his employment; (iii) to accelerate the vesting of all of Mr. Grace’s restricted stock units that were outstanding and unvested as of the effective date of his retirement, covering 94,985 shares, and (iv) to accelerate the vesting of all of Mr. Grace’s stock options that were outstanding and unvested as of the effective date of his retirement, totaling options to purchase up to 187,867 shares of our common stock at exercise prices ranging from $2.83 to $6.33 per share, and extend the post-termination exercise period for these options to the original termination date for each such stock option.

Item 6.—Exhibits
The information required by this Item 6 is set forth on the Exhibit Index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 2, 2017	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.121*	Contribution Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.

10.122*	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.

10.123*	Retirement Agreement dated September 15, 2017, by and between the Registrant and Peter J. Grace.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2017;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2017;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2017; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.