Form 10-K
period 2017-12-31
Clean Energy Fuels Corp.
filed 2018-03-13
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33480
CLEAN ENERGY FUELS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	33-0968580 (IRS Employer Identification No.)

4675 MacArthur Court, Suite 800, Newport Beach, CA 92660 (Address of principal executive offices, including zip code)

(949) 437-1000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $343,111,833 (computed by reference to the price at which the registrant's common stock was last sold on such date, as reported by The Nasdaq Global Select Market). Shares of common stock held by the registrant's officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant's common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of the calculation of this amount is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.
As of March 6, 2018, the number of outstanding shares of the registrant's common stock was 152,394,550.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2018 annual meeting of stockholders are incorporated in Part III of this report by reference, to the extent stated therein.

Clean Energy Fuels Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things:

•	Future supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•	Our expectations regarding the market's perception of a need for alternative vehicle fuels generally;

•
Our expectations regarding the market's perception of the benefits of conventional and renewable natural gas ("RNG") relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

•
Expected rates and levels of adoption of RNG, compressed natural gas ("CNG") and liquefied natural gas ("LNG") as a vehicle fuel, and our ability to capture a significant share of these markets if and when they grow;

•	Our expectations regarding the customer and geographic markets that are well-suited for, and show the most promise for adoption of, natural gas as a vehicle fuel;

•
Projections regarding natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design and performance, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

•
Our ability to implement our business plans and their level of success, including, among others, our initiatives to build a nationwide network of natural gas truck-friendly fueling stations (we refer to this network as "America's Natural Gas Highway" or "ANGH") and to fuel a greater number of natural gas heavy-duty trucks;

•
The competitive environment in which we operate, including predictions of increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in our industry, including advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels;

•
The availability and effect on our business of environmental, tax or other government regulations, programs or incentives that promote natural gas as a vehicle fuel, such as, for instance, a federal alternative fuels tax credit (“AFTC,” formerly known as VETC) and the programs under which we generate credits by selling conventional natural gas and RNG as a vehicle fuel, including Renewable Identification Numbers ("RINs" or "RIN Credits") under the federal Renewable Fuel Standard ("RFS") Phase 2 and credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits");

•
Potential adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•
The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing or transportation methods and fueling stations for these fuels;

•	Developments in our products and services offering, including any new business activities we may pursue in the future;

•	The success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

•	General political, regulatory, economic and market conditions;

•	Our need for and access to additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing;

•	Our expectations regarding our liquidity, including our projected cash balances, expense levels, capital expenditures and other funding requirements;

•	Our expectations regarding our operating performance, including trends in our business and our industry that may impact our results; and

•	The impact of the above factors and other future events on the market price and trading volume of our common stock.
The preceding list is not intended to be an exhaustive list of all of the topics addressed by our forward-looking statements. Although the forward-looking statements in this report reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in this report in Item 1A. Risk Factors. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this report are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date we file this report.
We qualify all of our forward-looking statements by this cautionary note.
* * * * * * *
Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this report refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries.
We own registered or unregistered trademark or service mark rights to Redeem™, NGV Easy Bay™, Clean Energy™, Clean Energy Renewables™, and Clean Energy Cryogenics™. Although we do not use the “®” or “™” symbol in each instance in which one of our trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I
Item 1.    Business
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of RNG, CNG and LNG delivered.
Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local credits, grants and incentives.
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2017, we serve nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we own, operate or supply over 530 natural gas fueling stations in 42 states in the United States and four provinces in Canada. We estimate this number of stations is approximately four times the number of CNG fueling stations operated by our largest competitor in today’s market, and we believe our natural gas fueling operations cover more states and provinces than any of our competitors. We believe we are the only company in the United States or Canada that provides both CNG and LNG vehicle fuel on a significant scale.
Market for Natural Gas as a Vehicle Fuel
Natural Gas Vehicles for America ("NGV America") estimates that, as of December 31, 2017, there were approximately 1,750 natural gas fueling stations in the United States and 153,000 natural gas vehicles on American roads, including approximately 39,500 heavy -duty vehicles (such as heavy -duty trucks, refuse trucks and buses), 25,800 medium-duty vehicles (such as delivery vans and shuttles) and 87,000 light-duty vehicles (such as passenger cars, small utility vehicles, trucks and vans).
We believe the following benefits of natural gas fuel may encourage the development of the market for RNG and conventional natural gas as a vehicle fuel in the United States:
Domestic and Plentiful Supply.    Technological advances in natural gas drilling and production, including the widespread deployment of horizontal drilling techniques and the use of hydraulic fracturing, have unlocked vast natural gas reserves. The United States has proven, abundant and growing reserves of natural gas, and produces the highest volume of natural gas in the world.
Less Expensive.    Due to the abundance of natural gas, the cost of natural gas in the United States is less than the cost of crude oil on an energy equivalent basis. Based on projections from the U.S. Energy Information Administration, we believe natural gas will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the natural gas commodity makes up a smaller portion of the cost of a GGE of CNG or LNG relative to the commodity portion of the cost of a GGE of diesel or gasoline, the price of a GGE of CNG or LNG is less sensitive to increases in the underlying commodity cost.
Cleaner.    Natural gas contains less carbon than any other fossil fuel and, as a result, produces fewer carbon dioxide emissions when burned.  The California Air Resources Board ("CARB") has concluded that a vehicle fueled by natural gas has fewer greenhouse gas emissions than a comparable vehicle fueled by gasoline or diesel, on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce between 13% and 21% fewer greenhouse gas emissions than comparable gasoline- and diesel -fueled vehicles.
We believe RNG vehicle fuel has enhanced environmental benefits relative to gasoline and diesel vehicle fuels. For natural gas vehicles that run on RNG we estimate, based on CARB data, that the greenhouse gas emissions produced are between 50% and 125% less than comparable gasoline- and diesel -fueled vehicles, depending on the source of the RNG. We believe the RNG we sell for use as a vehicle fuel, which is distributed under the brand name Redeem, is the first commercially available RNG vehicle fuel made from organic waste.

We believe the relative environmental benefits of natural gas as a vehicle fuel could become increasingly important if, as we expect, air quality regulations become increasingly stringent, new regulations mandating low carbon fuels are enacted and fleet operators expand their initiatives to lower greenhouse gas emissions and increase fuel diversity.
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
Natural Gas Vehicles
Natural gas vehicles use internal combustion engines similar to those used in gasoline- or diesel -powered vehicles, and the acceleration and other performance characteristics of natural gas vehicles are also similar to those of gasoline- or diesel -powered vehicles of the same weight and engine class. Natural gas vehicles, whether they run on CNG or LNG, are refueled using a hose and nozzle that makes an airtight seal with the vehicle’s fuel tank.
Natural gas vehicles also have engines specially tuned to run on natural gas fuels, which have higher octane content than gasoline or diesel, and fuel tanks and lines specially designed to hold CNG and LNG and deliver it to the vehicle’s engine. These special features, including primarily the fuel tanks that hold CNG and LNG, cause natural gas vehicles to typically cost more than comparable gasoline- or diesel-powered vehicles. Additionally, for heavy-duty vehicles, spark ignited natural gas vehicles generally operate more quietly than comparable diesel-powered vehicles.
Virtually any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Many types and models of heavy-, medium- and light- duty natural gas vehicles and engines are available in the United States and Canada, including, among others, long-haul tractors, refuse trucks, regional tractors, transit buses, ready-mix trucks, delivery trucks, vocational work trucks, school buses, shuttles, passenger sedans, pickup trucks and cargo and passenger vans. We expect additional types and models of natural gas vehicles will become available if adoption of RNG and conventional natural gas as a vehicle fuel becomes more widespread in the United States.
Our Products, Services and Other Business Activities
Our principal products, services and business activities are described below. Information about the revenue we receive from these activities is discussed in this report in Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
CNG Sales.    CNG is natural gas that is compressed and dispensed in gaseous form. CNG is typically delivered by obtaining natural gas from local utilities or third-party marketers and then compressing and storing it at a fueling station and dispensing it directly into a vehicle. Some of the natural gas we obtain from third parties for CNG sales is purchased under take-or-pay contracts that require us to purchase minimum volumes of natural gas.
We sell CNG for use as a vehicle fuel through fueling stations located on our customers' properties and through our network of public access fueling stations. Our CNG vehicle fuel sales are made primarily through contracts with our customers. Under many of these contracts, pricing is determined on an index-plus basis, which is calculated by adding a margin and delivery cost to the local index or utility price for natural gas. As a result, CNG vehicle fuel sales determined by an index-plus methodology increase or decrease as a result of an increase or decrease in the cost of natural gas, including transportation charges, utility costs and other fees. The remainder of our CNG vehicle fuel sales are made on a per fill-up basis at prices we set at public access stations based on prevailing market conditions.
Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects. NG Advantage transports CNG to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also transports CNG between pipelines for customers that desire to take advantage of commodity price differences. NG Advantage uses a fleet of 94 high-capacity tube trailers to transport CNG and we anticipate that NG Advantage may need to purchase or lease additional trailers in the future to transport CNG in support of its operations.
LNG Production and Sales.    LNG is natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third -party suppliers. We own and operate LNG liquefaction plants near Houston, Texas and Boron, California, which we call the "Pickens Plant" and the "Boron Plant," respectively. The Pickens Plant has the capacity to produce 35.0 million gallons of LNG per year and includes a tanker trailer loading system and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. The Boron Plant is capable of producing 60.0 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. In 2017, we purchased 39% of our LNG from third-party suppliers and we produced the remainder of our LNG at the Pickens Plant and the Boron Plant. Some of the natural gas we obtain from third parties for LNG sales is purchased under take-or-pay contracts that require us to purchase minimum volumes of natural gas.
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
O&M Services.   We perform O&M services for CNG and LNG fueling stations that we do not own. For these services, we generally charge a fixed or a per-gallon fee based on the volume of fuel dispensed at the station. We have an operations team that performs preventive maintenance and is available to respond to service requests.
AFTC. Under separate pieces of U.S. federal legislation, we have been eligible to receive the AFTC alternative fuels tax credit for our natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2017. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, $0.50 per liquid gallon of LNG that we sold as vehicle fuel through 2015, and $0.50 per diesel gallon equivalent of LNG that we sold as vehicle fuel in 2016 and 2017. Based on the service relationship with our customers, either we or our customers claim the credit. AFTC revenue for the 2017 calendar year will be recognized and collected in 2018. AFTC is not available, and may not be reinstated, for vehicle fuel sales after December 31, 2017.
Station Construction and Engineering.    We design and construct fueling stations and facility modifications and sell or lease some of these stations to our customers. We charge construction or other fees or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build 436 natural gas fueling stations. We acquired the additional stations that we own but did not build through acquisitions of assets or businesses. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks. Equipment for a LNG station typically consists of storage tanks and dispensing equipment. Many of our fueling stations have separate public access areas for retail customers, which generally have the look, feel and dispensing rates of gasoline and diesel fueling stations. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets. For example, our NGV Easy Bay product is a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities.
RNG Sales.    RNG is produced from waste streams such as landfills, animal waste digesters and wastewater treatment plants. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities where it is converted to LNG. We purchase RNG from third -party producers, and we sell that RNG for vehicle fuel use through our fueling infrastructure under the brand name Redeem.
Sales of RINs and LCFS Credits.   We generate RIN Credits when we sell RNG for use as a vehicle fuel in the United States, and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emission compliance requirements. Generally, the amount of RINs and LCFS Credits we generate increases as we sell higher volumes of natural gas as a vehicle fuel, but the amount of credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has historically been volatile and subject to significant price fluctuations, any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.
Vehicle Acquisition and Finance.    We offer vehicle finance services, including loans and leases, to help our customers acquire natural gas vehicles. As appropriate, we apply for and receive federal, state and local incentives associated with natural gas vehicle purchases and pass these benefits through to our customers. We may also secure vehicles to place with customers and/or pay deposits with respect to these vehicles before receiving a firm order from our customers, which we may be required to purchase if our customers fail to purchase the vehicle as anticipated.
In July 2017, we agreed to purchase 146 used natural gas heavy -duty trucks at a favorable price from a single seller, with the intention of selling the trucks to our customers.

Grant Programs.    We apply for and help our fleet customers apply for federal, state and local grant programs in areas in which we operate. These programs can provide funding for natural gas vehicle conversions and purchases, natural gas fueling station construction and natural gas vehicle fuel sales.
Former Activities.    Before March 31, 2017, we produced at our own production plants a portion of the RNG that we sold. On March 31, 2017, we completed the sale to BP Products North America, Inc. (“BP”) of certain assets related to this RNG production business, including two RNG production facilities, a 50% ownership interest in joint ventures formed to develop two new RNG production facilities, and third-party RNG supply contracts (we refer to this asset sale transaction as the “BP Transaction”). After the BP Transaction, we obtain all of the RNG we sell from third-party producers, including BP.

Before December 29, 2017, we, through our former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), manufactured natural gas fueling compressors and other equipment used in CNG stations. On December 29, 2017, we completed the combination of CEC with SAFE S.p.A, the natural gas fueling compressor subsidiary of Landi Renzo S.p.A. (“LR”), in a new company known as “SAFE&CEC S.r.l.” (we refer to this combination transaction as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. We and LR own 49% and 51%, respectively, of SAFE&CEC S.r.l.
Customer Markets
We serve customers in a variety of markets, including trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets. We believe these customer markets are well-suited for the adoption of natural gas vehicle fuel because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements.
Trucking. We believe heavy-duty trucking represents one of the greatest opportunities for natural gas to be used as a vehicle fuel in the United States, and as of December 31, 2017, fuel over 3,000 heavy-duty trucks. Because these high-mileage vehicles consume substantial amounts of fuel, they can derive significant benefits from the lower cost of natural gas. Many well-known shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight. Such companies include Honda, Frito-Lay, FedEx, Anheuser-Busch, Verizon, Bimbo, The Home Depot, AT&T, Colgate-Palmolive, Costco Wholesale, Lowes, Pepsi, UPS, MillerCoors, HP, Unilever, Starbucks, Kraft, Kroger, P&G, Hertz and Owens Corning.
To help facilitate the transition of trucking fleets to natural gas, we have negotiated favorable CNG and LNG tank pricing from manufacturers, which we are passing along to our customers, and we've built America's Natural Gas Highway. Many existing ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the United States. Building ANGH has required a significant use of capital and other resources.
Airports. We estimate that vehicles serving airports in the United States, including airport delivery fleets, rental car and parking passenger shuttles and taxis, consume an aggregate of approximately two billion gallons of fuel per year. Additionally, many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. As a result, many of these airports have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation and requiring or encouraging service vehicle operators to switch their fleets to natural gas. To assist in this effort, airports are contracting with service providers to design, build and operate natural gas fueling stations in strategic locations on their properties.
As of December 31, 2017, we serve customers at 39 airports, including Atlanta Hartsfield Jackson International, Baltimore Washington International, Dallas-Ft. Worth International, Denver International, Dulles International (Washington D.C.), George Bush International (Houston), Las Vegas, Logan International (Boston), LaGuardia (New York City), John F. Kennedy International (New York City), Los Angeles International, Newark International, Oakland International, Orlando, Phoenix Sky Harbor International, San Francisco International, San Diego International, SeaTac International (Seattle) and Tampa International.
Refuse. According to INFORM, there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables, which collectively consume approximately two billion gallons of fuel per year. We estimate that approximately 55% of new refuse trucks in 2017 operate on natural gas, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on CNG to realize operating savings and to address their customers' demands for reduced emissions.
As of December 31, 2017, we fuel over 11,000 refuse vehicles for customers including Waste Management and Republic Services, as well as other waste haulers such as Atlas Disposal, Burrtec, Recology, South San Francisco Scavenger, Waste Connections and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets, including fleets in Dallas, Los Angeles, San Antonio and New York City, among other locations.

Public Transit. According to the American Public Transportation Association, there are over 71,000 municipal transit buses operating in the United States. In many areas increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the United States consume approximately 1.5 billion gallons of fuel per year. Many transit agencies have been early adopters of natural gas vehicles, and over 25% of existing transit buses and over 35% of new transit buses operate on natural gas.
As of December 31, 2017, we fuel close to 9,000 transit vehicles for customers including Los Angeles Metropolitan Transit Authority, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority, as well as public transit customers in British Columbia.
Industrial and Institutional Customers. NG Advantage uses its virtual natural gas pipelines and interconnects to serve a number of customers that do not have direct access to natural gas pipelines or desire to take advantage of commodity price differences. We also transport LNG to customers via virtual natural gas pipelines.
Government Fleets. In 2015, 2016 and 2017, approximately 18%, 16% and 19% of our revenue, respectively, was derived from contracts with government entities, such as municipal transit fleets. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically.
Our representative government fleet customers include the California Department of Transportation, State of New York, State of Colorado, City of New York, City of Denver, City and County of Los Angeles, City of Newport Beach, South Coast Air Quality Management District (Southern California region), City and County of San Francisco, City of Oakland, City and County of Dallas, City of Phoenix, The University of California, and Oklahoma State University.
Competition
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel, as the vast majority of vehicles in our markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other alternative vehicle fuels.
A significant number of established businesses, including alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as vehicle fuel. We believe we have approximately 75 competitors in the market for natural gas vehicle fuels, including:

•	Providers of CNG fuel infrastructure and fueling services, including Love's Trillium, Gain Clean Fuels, TruStar Energy, AmpCNG and EVO CNG;

•	Fuel station owners, such as Kwik Trip, a company that owns CNG fueling stations in the Midwestern United States;

•	Shell Oil Products U.S., which operates LNG fueling stations;

•	Applied LNG Technology, Stabilis and Prometheus Energy, each of which distributes LNG; and

•
Utilities and their affiliates in several states, including California, Georgia, Michigan, New Jersey, North Carolina, Utah and Washington, which own and operate public access CNG stations that compete with our stations.

We also face high levels of competition with respect to our other business activities. For instance, we compete with many third parties for the rights to procure RNG from producers and for customers to purchase the RNG that we sell. In addition, we transport and sell CNG through NG Advantage’s virtual natural gas pipelines and interconnects and compete with other participants in this market, including Xpress Natural Gas, OsComp Systems and Irving Ltd.
We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by a variety of factors, including, among others, cost, supply, availability, quality, cleanliness and safety of the fuel; cost and availability of vehicles; convenience and accessibility of fueling stations; and recognition of the brand. We believe we compare favorably with our competitors on the basis of these factors; however, many of our competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than we have. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities and exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations.
We expect competition to increase in the vehicle fuels markets generally and, if the demand for natural gas vehicle fuel increases, in the market for natural gas vehicle fuel.
Government Regulation and Environmental Matters
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. Any changes to existing laws or regulations, adoption of new laws or regulations or failure by us to comply with applicable laws or regulations could result in significant additional expense to us or our customers or a variety of administrative, civil and criminal enforcement measures, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. Regulations that significantly affect our various operating activities are described below. Compliance with these regulations has not had a material effect on our capital expenditures, earnings or competitive position to date, but new laws or regulations or amendments to existing laws or regulations to make them more stringent could have such an effect in the future. We cannot estimate the costs that may be required for us to comply with potential new laws or changes to existing laws, and these unknown costs are not contemplated by our existing customer agreements or our budgets and cost estimates.
Construction and Operation of CNG and LNG Stations. To construct a CNG or LNG fueling station, we must satisfy permitting and other requirements and either we or a third -party contractor must be licensed as a general engineering contractor. Each CNG and LNG fueling station must be constructed in accordance with federal, state and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks and hazardous waste and other materials. For fueling stations we operate, we are also required to register with certain state agencies as a retailer/wholesaler of CNG and LNG. We also may benefit from any grant programs or similar government incentives that may be available for the construction of natural gas fueling stations.
Transfer of LNG. Federal safety standards require each transfer of LNG to be conducted in accordance with specific written safety procedures. These procedures must require that qualified personnel be in attendance during all LNG transfer operations, and these procedures must be implemented, and copies of the procedures must be available/displayed, at each LNG transfer location.
Construction and Operation of LNG Liquefaction Plants. To build and operate LNG liquefaction plants, we must apply for facility permits or licenses that address many factors, including storm water and wastewater discharges, waste handling and air emissions related to production activities and equipment operation. The construction of LNG plants must also be approved by local planning boards and fire departments.
Vehicle Finance. State agencies generally require the registration of finance lenders. For example, in California, pursuant to the California Finance Lenders Law, one of our subsidiaries is required to be registered as a finance lender with the California Department of Corporations.
Generation and Sale of RIN Credits and LCFS Credits. In February 2010, the U.S. Environmental Protection Agency ("EPA") finalized the RFS (which was established by the Energy Policy Act of 1992/2005), which creates RINs that can be generated by the production and use of RNG in the transportation sector and sold to fuel providers that are not compliant under the RFS. In addition, CARB has adopted the Low Carbon Fuel Standard, which encourages low carbon "compliant" transportation fuels (including CNG, LNG and RNG) in the California marketplace by allowing producers of these fuels to generate LCFS Credits that can be sold to noncompliant regulated parties.

Sale of Natural Gas Vehicle Fuel: AFTC. We have been eligible to receive the AFTC alternative fuels tax credit for our natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2017. On February 9, 2018, AFTC was retroactively extended from January 1, 2017 to December 31, 2017, and AFTC revenue for the 2017 calendar year will be recognized and collected in 2018. AFTC is not available, and may not be reinstated, for vehicle fuel sales after December 31, 2017. See the additional discussion regarding AFTC under “Our Products, Services and Other Business Activities” above.

Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations and Production of LNG: Greenhouse Gas Emissions Regulation. California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and many other state governments are considering similar measures. These regulations, if and when adopted and implemented, could impact several areas of our operations, including regulating the greenhouse gas emissions produced by or associated with the CNG, LNG and RNG we sell, our CNG and LNG fueling stations and our LNG production plants.

California’s greenhouse gas emissions laws require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with the CNG and LNG vehicle fuel that we sell in the state.

Under AB 32, the regulated party with respect to CNG vehicle fuel use is the utility that owns the pipe through which the fossil fuel natural gas is sold.  We anticipate that, over time, as the utilities' costs increase to comply with this law, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount a utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through the utility’s pipeline. With respect to LNG vehicle fuel use, the LNG vehicle fuel provider is the regulated party under AB 32. As a result, we will incur increased costs to comply with AB 32, and the amount of the increase will be based on how much LNG vehicle fuel we sell that is regulated, CARB's requirements relating to the regulation of LNG vehicle fuel, any applicable regulatory changes and the cost of any carbon credits we purchase to comply with AB 32. We will try to pass the costs we incur to comply with this law through to our LNG customers. Although our Redeem RNG vehicle fuel may qualify for an exemption from AB 32 when sold as CNG or LNG, the availability of any such exemption is uncertain at this time due to the complexity of the requirements that must be met in order to qualify for an exemption and the possibility of changes to the law. Any Redeem volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.

Sales and Marketing

We market our brands, products and services primarily through our direct sales force, which includes sales representatives covering all of our major geographic and customer markets, as well as attendance at trade shows and participation in industry conferences and events. Our sales and marketing team also works closely with federal, state and local government agencies to provide education about the value of natural gas as a vehicle fuel and to keep abreast of proposed and newly adopted regulations that affect our industry.
Employees
As of December 31, 2017, we employed 431 people. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe our employee relations are good.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment. For information about our revenue, operating loss and long-lived assets in different geographic areas, see Note 17 to our consolidated financial statements included in this report.
Corporate Information
We incorporated under the laws of the State of Delaware in 2001. We have completed, and we anticipate continuing to pursue, acquisitions, investments, divestitures, joint ventures and other partnerships as we become aware of opportunities that we believe can increase our competitive advantages, expand our product offerings, take advantage of industry developments, enhance our market position or provide other benefits, including streamlining operations and reducing our costs. Recent significant transactions of this nature include the BP Transaction and the CEC Combination.
More Information
Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
All references to our website in this report are inactive textual references and the contents of our website are not incorporated into this report.

Item 1A. Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not known to us or that we deem immaterial may also impair our business.
Risks Related to Our Business
We have a history of losses and may incur additional losses in the future.
In 2015, 2016 and 2017, we incurred pre-tax losses of $133.8 million, $12.4 million and $83.3 million, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in 2017, we recorded significant charges in connection with CEC’s natural gas fueling compressor business, our closure of certain fueling stations, our determination of an impairment of assets as a result of the foregoing, and certain other actions. Any similar actions in the future could have material adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.
Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. To date, adoption and deployment of natural gas vehicles have been slower and more limited than we anticipated. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.

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

•
Perceptions about the benefits of conventional and renewable natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

•
Natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design and performance, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

•
Increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in this market, including advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels;

•
The availability and effect of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, such as, for instance, the AFTC tax credit and the programs under which we generate credits by selling conventional natural gas and RNG as a vehicle fuel, including RINs and LCFS Credits;

•
Adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•
The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing and transportation methods and fueling stations for these fuels; and

•	The other risks discussed in these risk factors.

If there are advances or improvements in non-natural gas vehicle fuels or engines powered by these fuels, demand for natural gas vehicles may decline.
Use of electric heavy-duty trucks, buses and refuse trucks, which are key customer markets for our business, or the perception that electric vehicles providing satisfactory performance at an acceptable cost may soon be widely available for these or other applications, could reduce demand for natural gas vehicles generally and in these key markets. In addition, hydrogen, renewable diesel and other alternative fuels in development may prove to be, or may be perceived to be, cleaner, more cost-effective, more readily available or otherwise more beneficial alternatives to gasoline and diesel than conventional or renewable natural gas. Further, technological advances in the production, delivery and use of gasoline, diesel or other alternative vehicle fuels, or the failure of natural gas vehicle fuel technology to advance at an equal pace, could slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a more cost-effective way for operators to use a cleaner vehicle fuel, which could reduce the likelihood that fleet customers convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to or substitute for gasoline and diesel fuel, may influence the market's perception of the need to diversify fuels at all and, as a result, negatively affect the growth of the natural gas vehicle fuel market.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Prices for crude oil, the commodity used to make gasoline and diesel, today's most prevalent vehicle fuels, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of natural gas as a vehicle fuel could be slowed or limited if the over-supply and resulting low prices of crude oil, gasoline and diesel continue, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the success or perceived success of our industry and our business to materially suffer. In addition, if prices of gasoline and diesel decrease or prices of natural gas increase, we may not be able to offer our customers an attractive price advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively impact our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect on our customer base.

Pricing conditions may also exacerbate the cost differential between natural gas vehicles and gasoline or diesel- powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, because the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators then seek to recover such additional cost over time, through the lower costs of fueling natural gas vehicles. Operators may, however, perceive an inability to timely recover these additional initial costs if CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

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

Factors that may cause fluctuations in gasoline, diesel and natural gas prices include, among others, changes in supply and availability of crude oil and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or importing techniques and methods, economic and political conditions and the price of foreign imports.

With respect to natural gas supply, there have been efforts in recent years to ban or impose new regulatory requirements on the U.S. production of natural gas by hydraulic fracturing of shale gas reservoirs and other means, as well as on transporting, dispensing and using natural gas. Hydraulic fracturing and horizontal drilling techniques have resulted in a substantial increase in the proven natural gas reserves in the United States. Any changes in regulations that make it more expensive or unprofitable or otherwise impose additional burdens to produce natural gas through these techniques or others, or any changes to the regulations relating to transporting, dispensing or using natural gas, could lead to further volatility in, and generally increased, natural gas prices. If all or some combination of these factors cause continued or further volatility in natural gas, gasoline and diesel prices, our business and our industry could be materially harmed.

Vehicle and engine manufacturers produce very few natural gas vehicles and engines in our key customer and geographic markets, which limits our customer base and our sales of CNG, LNG and RNG.
Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets. Further, these manufacturers, over which we have no control, may not decide to expand, or they may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases the cost to purchase these vehicles and limits their availability, which restricts their large-scale introduction and adoption. As a result of these and other factors, the limited supply of natural gas vehicles could reduce the potential size of our customer base and the amount of our natural gas fuel sales, which could harm our results of operations, business and prospects.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively impact our business.
Our business is influenced by federal, state and local government tax credits, rebates, grants and similar programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel, including AFTC, which is not available for vehicle fuel sales made after December 31, 2017, and various government programs that make grant funds available for the purchase and construction of natural gas vehicles and fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the federal RFS Phase 2 and the California and Oregon Low Carbon Fuel Standards, under which we generate RINs and LCFS Credits by selling CNG, LNG and RNG as a vehicle fuel.

These programs and regulations, which have the effect of encouraging the use of CNG, LNG or RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel or alternative vehicle fuels other than natural gas, including lawmakers, regulators, policymakers, environmental organizations or other powerful groups, many of which have substantially greater resources and influence than we have, invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas or other alternative vehicle fuels. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.
We face increasing competition from a variety of businesses, many of which have far greater resources, experience, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel, as the vast majority of vehicles in our markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other alternative vehicle fuels. We also face high levels of competition with respect to our other business activities, including our procurement and sale of RNG and our transport and sale of CNG through NG Advantage’s virtual natural gas pipelines and interconnects.

A significant number of established businesses, including alternative vehicle and alternative fuel companies, refuse collectors, utilities and their affiliates, industrial gas companies, truck stop and fuel station owners, fuel providers and other organizations have entered or may enter the market for natural gas and other alternatives for use as vehicle fuel. Many of these competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than we have. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities or exert more influence on the regulatory landscape that impacts the vehicle fuels market. Additionally, utilities and their affiliates typically have additional and unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness and large and well-trained sales and marketing organizations. We may not be able to compete effectively against any of these organizations.

We expect competition to increase in the vehicle fuels market generally and, if the demand for natural gas vehicle fuel increases, in the market for natural gas vehicle fuel. Any such increased competition may reduce our customer base and revenue and may lead to pricing pressure, reduced operating margins and fewer expansion opportunities.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
As of December 31, 2017, our total indebtedness was approximately $260.9 million in principal amount, and approximately $140.2 million, $54.5 million, $54.6 million, $4.2 million, $3.8 million and $3.6 million of this principal amount matures in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively ($25.0 million matures in July 2018 and $110.5 million matures in October 2018). We expect our total interest payment obligations relating to our indebtedness to be approximately $15.6 million in 2018.
We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when opportunities arise.
Our ability to make payments of the principal and interest on our indebtedness, whether at or before the applicable due date, depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, many of which are beyond our control. Our business may not generate cash from operations that is sufficient to service our debt.
We may be required to pursue one or more alternatives to meet our debt obligations. For instance, we are permitted to issue up to 14.0 million shares of common stock to repay a portion of the principal amount of our outstanding 7.5% convertible notes. Any repayment of our debt with equity would increase the number of our outstanding shares and may significantly dilute the ownership interests of our existing stockholders. Additionally, any shortfall of cash from operations to service our debt may lead us to seek capital from other sources, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital or debt financing. Our ability to engage in any of these activities, should we decide to do so, would depend on the capital markets and the state of our industry, business and financial condition at the time, and we may not be successful in obtaining additional capital on desirable terms, at a desirable time or at all. Any failure to make payments on our debt when due, either in cash or stock, could result in a default on our debt obligations.

Certain of the agreements governing our indebtedness contain restrictive covenants, and any failure by us to comply with these covenants could also cause us to be in default under the agreements governing the indebtedness. In the event of any default on our debt obligations, whether due to a failure to pay amounts when due or a failure to comply with these restrictive covenants, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable. Any such declaration could require that we use all or a large portion of our available cash flow to pay such amounts, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.

The substantial amount of our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

We may need to raise additional capital to continue to fund our business or repay our debt, which may not be available when needed, on acceptable terms or at all.
As of December 31, 2017 we had total liquidity of $177.5 million consisting of cash and cash equivalents of $36.1 million and short-term investments of $141.4 million. Our business plan calls for approximately $15.0 million in capital expenditures for 2018 and as much as $45.0 million by NG Advantage, the majority of which will be financed by third parties, as well as additional capital expenditures thereafter. We will also require capital to make principal and interest payments on our indebtedness, pay our other operating expenses, and for any mergers, acquisitions or strategic investments, transactions or relationships we may pursue. If we cannot fund any of these activities with cash provided by our operations, we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Additional issuances of our common stock or securities convertible into our common stock would increase the number of our outstanding shares and dilute the ownership interest of our existing stockholders. We may also pursue debt financing, as the agreements governing much of our existing indebtedness do not restrict our ability to incur additional secured or unsecured debt or require us to maintain financial ratios or specified levels of net worth or liquidity. Debt financing options that we may pursue include, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, municipal bond financing, loans secured by receivables or inventory or commercial bank financing. Any debt financing we obtain may require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed elsewhere in these risk factors and include a limited ability to obtain further financing as needed and restricted flexibility in responding to any changes in business, industry or economic conditions. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, capital expenditures, other expenses and any mergers, acquisitions or strategic investments, transactions or relationships, we could be forced to suspend, delay or curtail these plans, expenditures or other activities. Any such outcome could negatively affect our business, performance, liquidity and prospects.

If America’s Natural Gas Highway ("ANGH") fails or we are not able to fuel a greater number of natural gas heavy-duty trucks, our financial results and business would be materially adversely affected.
We are seeking to fuel a greater number of natural gas heavy-duty trucks, and in connection with this effort, we have built ANGH, a nationwide network of natural gas truck-friendly fueling stations. Our ability to successfully execute in the heavy -duty truck market is subject to substantial risks, including, among others:
•The adoption of natural gas engines that are well-suited for heavy-duty trucks is essential to our success in this market. We have no influence over the development, production, cost, availability or sales and marketing of these engines. Cummins Westport is the only natural gas engine manufacturer for the heavy -duty truck market in the United States, and we have no control over whether and the extent to which Cummins Westport will remain in the natural gas engine business or whether other manufacturers will enter this business.

•Our success in the heavy -duty truck market depends on the expansion of the U.S. natural gas heavy-duty truck market. Operators may not adopt heavy-duty natural gas trucks due to cost, availability, actual or perceived performance issues or other factors, many of which are beyond our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated.

•Truck and other vehicle operators may not fuel at our stations due to lack of access or convenience, fuel prices or other factors.

•Our ANGH stations may experience mechanical or operational difficulties, which could require significant costs to repair and could reduce customer confidence in our stations.

•We may fail to accurately predict demand in any of the locations in which we build and open ANGH stations. As a result, we have built stations that we may not open for fueling operations and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the stations or for other reasons. For any stations that are completed but unopened, we would continue to have substantial investments in assets that do not produce revenue. For any stations that are open and underperforming, we may decide to close the stations, as we did in 2017 with 42 fueling stations. These station closures, and any future station closures we implement, could result in substantial costs, such as lease termination, severance or other similar fees and non-cash asset impairments or other charges, and could also harm our reputation and reduce our customer base and prospects for future growth.

•We agreed to purchase 146 used natural gas heavy -duty trucks, and we may not resell all such trucks to our customers.

We must effectively manage these risks in order to obtain the anticipated benefits from ANGH and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not successful in the heavy -duty truck market, our business, financial condition and operating results, including our ability to repay our debt, would be materially and adversely affected.
Compliance with greenhouse gas emissions regulations affecting our CNG, LNG and RNG fuel sales, LNG and CNG fueling stations or LNG production plants may prove costly and negatively affect our financial performance.
California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and many other state governments are considering similar measures. These regulations, if and when adopted and implemented, could impact several areas of our operations, including regulating the greenhouse gas emissions produced by or associated with the CNG, LNG and RNG we sell, our CNG and LNG fueling stations and our LNG production plants.

California’s greenhouse gas emissions laws require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with CNG and LNG vehicle fuel that we sell.

Under AB 32, the regulated party with respect to CNG fuel use is the utility that owns the pipe through which the fossil fuel natural gas is sold. We anticipate that, over time, as the utilities' costs increase to comply with this law, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount a utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through the utility’s pipeline. With respect to LNG vehicle fuel use, the LNG vehicle fuel provider is the regulated party under AB 32. As a result, we will incur increased costs to comply with AB 32, and the amount of the increase will be based on how much LNG vehicle fuel we sell that is regulated, CARB’s requirements relating to the regulation of LNG vehicle fuel, any applicable regulatory changes and the cost of any carbon credits we purchase to comply with AB 32. We will try to pass the costs we incur to comply with this law through to our LNG customers. Although our Redeem RNG vehicle fuel may qualify for an exemption from AB 32 when sold as CNG or LNG, the availability of any such exemption is uncertain at this time due to the complexity of the requirements that must be met in order to qualify for an exemption and the possibility of changes to the law. Any Redeem volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.

The increased costs of CNG and LNG vehicle fuel as a result of AB 32 could diminish the attractiveness of these fuels for existing and prospective customers in California, which could reduce our customer base and fuel sales in one of our key geographic markets. Additionally, to the extent we are not able to pass these increased costs through to our customers, we could experience increased direct expenses and reduced margins. Any of these outcomes could cause our performance to suffer, impair our ability to fulfill customer contracts and reduce our cash available for other aspects of our business, including operating costs, investments and debt repayments. Moreover, if similar laws or regulations are adopted and implemented by other states or by the federal government, or if existing laws are amended to make them more stringent, any compliance costs associated with the new or amended laws could amplify these effects, including discouraging adoption of natural gas as a vehicle fuel in other markets if costs increase for customers, and further increasing our expenses and decreasing our margins if the increased compliance costs are borne by us. Further, any such new or more stringent laws or regulations could require us to undertake or incur significant additional capital expenditures or other costs to, among other things, buy emissions or other environmental credits or invest in costly new emissions prevention technologies. We cannot estimate the costs that may be required for us to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business, and these unknown costs and effects are not contemplated by our existing customer agreements or our budgets and cost estimates.

In addition, any failure by us to comply with existing or any future emissions laws or regulations could result in monetary penalties or a variety of other administrative, civil and criminal enforcement measures, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Our RNG business may not be successful.
On March 31, 2017, we completed the BP Transaction. Following this transaction, our RNG business consists of purchasing RNG from BP and other third-party producers and reselling this RNG through our natural gas fueling infrastructure as Redeem, our RNG vehicle fuel.

The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG from BP and other third parties, and to sell this RNG at a substantial premium to conventional natural gas prices and sell credits we may generate under applicable federal or state laws and regulations, including RINs and LCFS Credits, at favorable prices. If we are not successful at one or more of these activities, our RNG business could fail and our performance and financial condition could be materially harmed.

Our ability to maintain an adequate supply of RNG may be subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with key equipment, severe weather, construction delays, technological difficulties, high operating costs, limited availability or unfavorable composition of collected landfill gas, and plant shutdowns caused by upgrades, expansion or required maintenance. If any of our RNG suppliers experience these or other difficulties, then our supply of, and ability to resell, RNG as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. In the past, the markets for RINs and LCFS Credits has been volatile and unpredictable, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance or conduct reviews of our activities, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, eliminate or reduce a significant revenue stream or incur substantial additional and unplanned expenses. Further, following our sale to BP of certain assets related to our RNG business, the amount of revenue we generate from sales of RINs and LCFS Credits has decreased, which has and will continue to adversely affect our financial results. Moreover, in the absence of federal and state programs that support premium prices for RNG or that allow the generation and sale of LCFS Credits, RINs or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays and other contingencies.
We face a number of challenges in connection with our design and construction of fueling stations. For example, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, challenges obtaining and retaining required permits and approvals or other local resistance, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for new station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects. Additionally, shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events were to occur, our business, operating results and liquidity could be negatively affected.
We have significant contracts with government entities that are subject to unique risks.
We have, and expect to continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies. These government contracts accounted for approximately 18%, 16% and 19% of our annual revenue in 2015, 2016 and 2017, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract, which could have a negative impact on our operations.
In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at the time of the termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition. Further, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest the contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid and substantial delays or cancellation of contracts may follow any successful bids as a result of these protests.

Our operations entail inherent safety and environmental risks that may result in substantial liability to us.
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses, any of which could result in uncontrollable flows of natural gas, fires, explosions or other damage, including death or serious injury. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in the venting of methane gas, which is a potent greenhouse gas the emission of which is regulated by some state regulatory agencies and may in the future be regulated by the EPA and/or additional state regulators. These safety and environmental risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.

Our business is subject to a variety of government regulations that may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. These laws and regulations are complex, change frequently and in many cases have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, in connection with our operations, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

Our failure to comply with any applicable laws and regulations could result in a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition and performance could be negatively affected.
We may from time to time pursue acquisitions, divestitures, investments or other strategic relationships or transactions, which could fail to meet expectations or otherwise harm our business.
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as divestitures, joint ventures, collaborations or other similar arrangements. For example, in March 2017 we completed the BP Transaction, and in December 2017, we completed the CEC Combination. These transactions involve numerous risks, any of which could harm our business, performance and liquidity, including, among others:

•	Difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner;

•	Diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities;

•	Failure to realize the anticipated synergies or other benefits of a transaction or relationship;

•
Failure to identify all of the operating problems, liabilities, shortcomings or challenges of a company or asset we may partner with, invest in or acquire, including issues related to intellectual property rights, regulatory compliance practices, revenue recognition or other accounting practices or employee, customer or vendor relationships;

•
Risks of entering new customer or geographic markets in which we may have limited or no experience, including, among other things, challenges satisfying differing customer demands and preferences and complying with differing laws and regulations, as well as risks related to political and economic instability in some regions, trade restrictions or barriers and currency exchange or repatriation uncertainties;

•
Potential loss of an acquired company’s or partner’s key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets (and their associated revenue streams), employees or customers in the event of a divestiture or other strategic transaction;

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

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other transaction or relationship;

•	Incurrence of substantial costs or debt or equity dilution in order to fund an acquisition, investment or other transaction or relationship; and

•	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of station construction sales, sales of RINs and LCFS Credits and recognition of other government credits and incentives, such as AFTC; fluctuations in commodity costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as the other factors described in these risk factors.
Our results in certain periods have also been impacted by transactions or events that have resulted in significant cash or non-cash gains or losses, which may not recur regularly, in the same amounts or at all in other periods. For example, in 2015 and 2016, our results were positively affected by $31.0 million and $26.6 million of revenue in the respective periods from the AFTC tax credit, and we expect to recognize all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during 2018, due to the reinstatement of AFTC for 2017 on February 9, 2018. AFTC, however, is not available and may not be reinstated for vehicle fuel sales made after December 31, 2017, in which case we will not recognize revenue associated with AFTC after 2018. In addition in 2016, our results were positively affected by an aggregate of $34.3 million of gains related to repurchases or retirements of our outstanding convertible debt, and in 2017, our results were also positively affected by a $70.7 million gain related to the BP Transaction. Our results for 2017, however, were negatively affected by $81.1 million of charges in connection with our closure of certain fueling stations, our determination of an impairment of assets as a result of the foregoing, and certain other actions, and by a $6.5 million loss in connection with the CEC Combination.
These significant fluctuations of our operating results may render period-to-period comparisons less meaningful, and investors in our securities should not rely on the results of any one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the financial guidance we have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

We depend on key people to generate our strategies and operate our business, and our business could be harmed if we are unable to retain these key people.

We believe our future success is dependent on the contributions of our officers and directors and certain other key managerial, sales, technical and finance personnel. All of our officers and other United States employees may terminate their employment relationships with us at any time and our directors may resign at any time or fail to be re-elected by our stockholders on an annual basis. Further, a substantial majority of the stock options held by our officers and directors and other key personnel have exercise prices that are significantly higher than the trading price of our common stock. In many cases, we believe these individuals’ knowledge of our business and experience in our industry would be difficult to replace. Qualified individuals are in high demand, and we may incur significant costs to retain our key people. If we are unable to retain our officers, directors and other key employees, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner and on reasonable terms, our business, operating results and financial condition could be harmed.

Natural gas purchase and sale commitments may exceed demand, or supply, as applicable, which could cause our costs relative to our revenue to increase.
We are a party to two long-term natural gas purchase agreements with a take-or-pay commitment, and we may enter into additional similar contracts in the future. These take-or-pay commitments require us to pay for the natural gas we have agreed to purchase, irrespective of whether we sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose natural gas vehicle fueling customers, or if demand under any existing or future sales contract does not maintain its volume levels or grow, these take-or-pay commitments may exceed our natural gas demand. In addition, we are involved in various firm commitment natural gas supply arrangements, and we may establish additional similar arrangements in the future. These arrangements require us to supply specified volumes of natural gas over specified periods of time, and subject us to deficiency payments or other penalties if we are unable to deliver the committed volumes as and when required. If we fail to generate sufficient demand for our take-or-pay purchase commitments or satisfy our firm supply commitments, our supply costs or operating expenses could increase without a corresponding increase in revenue, which could cause our margins, performance and liquidity to be negatively impacted.
We provide financing to fleet customers for natural gas vehicles, which exposes us to credit risks.
We lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to purchase. These financing activities involve a number of risks, including, among others, that the equipment financed consists mostly of vehicles, which are mobile and easily damaged, lost or stolen, and that the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. As of December 31, 2017, we had $8.3 million outstanding in loans provided to customers to finance natural gas vehicle purchases.
Our warranty reserves may not adequately cover our warranty obligations, which could result in unexpected costs.
We provide product warranties with varying terms and durations for the stations we build and sell, and we establish reserves for the estimated liability associated with these warranties. Our warranty reserves are based on historical trends and any specifically identified warranty issues of which we may be aware, and the amounts estimated for these reserves could differ materially from the warranty costs we may actually realize. We would be adversely affected by an increase in the rate of warranty claims or the amounts involved in warranty claims or by the occurrence of unexpected warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Implementing security measures designed to prevent, detect, rectify or correct these threats involves significant costs, and any such measures could fail. Depending on their nature and scope, these threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. The occurrence of any of these risks could materially harm our business, reputation and performance.

Risks Related to Our Common Stock
Sales of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to drop significantly, regardless of the state of our business.
As of December 31, 2017, there were 151,650,969 shares of our common stock outstanding, 8,613,854 shares of our common stock underlying outstanding options, 1,832,575 shares of our common stock underlying restricted stock units and 14,991,521 shares of our common stock underlying outstanding convertible notes (assuming conversion at the stated conversion price). All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares issued upon the exercise, vesting and settlement or conversion of outstanding stock options, restricted stock units and convertible notes may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
As of December 31, 2017, 13,030,978 shares of our common stock held by our co-founder and board member T. Boone Pickens were pledged as security for loans made to Mr. Pickens. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed under the terms of the loans. Any sales of our common stock following such a margin call that is not satisfied, or any other large sales of our common stock by our officers or directors, may cause the price of our common stock to decline.
A significant portion of our stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
As of December 31, 2017, our co-founder and board member T. Boone Pickens beneficially owned approximately 9.03% of our outstanding common stock (including 13,030,978 outstanding shares of common stock and 725,000 shares underlying outstanding options). As a result, Mr. Pickens is able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. Mr. Pickens may have interests that differ from yours and may vote in ways with which you disagree or that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, this concentration of ownership may facilitate a change of control at a time when you and other investors may prefer not to sell.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. This volatility may be in response to factors that are beyond our control. Factors that may cause volatility in the price of our common stock include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed elsewhere in these risk factors;

•	Our ability to implement our business plans and their level of success, including, among others, our initiatives to build ANGH and to fuel a greater number of natural gas heavy-duty trucks;

•	Failure to meet or exceed the financial guidance we have provided to the public or the estimates and projections of the investment community;

•	The market's perception of the success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures or other changes;

•	Sales of our common stock by us or our officers, directors or significant stockholders;

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, but which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock. Moreover, volatility or declines in the market price of our common stock could have other negative consequences, including, among others, potential impairments to our assets or goodwill or a reduced ability to use our common stock for capital-raising, acquisitions or other purposes. The occurrence of any of these risks could materially and adversely affect our financial condition, results of operations and liquidity and could cause further declines in the market price of our common stock.

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
We own and operate the Boron Plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30 -year ground lease for the 36 acres on which this plant is situated.
Item 3.    Legal Proceedings.
From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business, including lawsuits, claims, audits, government enforcement actions and related matters. It is impossible to predict the outcome of any of these proceedings, including, among other things, the amount or timing of any liabilities we may incur, and these proceedings could have a material effect on us regardless of their outcome. In the opinion of management, however, we are not presently a party, and our properties are not presently subject, to any legal proceedings that are material to us.
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

	Sales Prices
	High	Low
2016
First Quarter	$3.80	$2.15
Second Quarter	$3.97	$2.65
Third Quarter	$4.80	$2.70
Fourth Quarter	$4.62	$2.84
2017
First Quarter	$3.29	$2.38
Second Quarter	$2.72	$2.18
Third Quarter	$3.05	$2.22
Fourth Quarter	$2.53	$1.96
Holders
There were approximately 53 stockholders of record as of March 6, 2018. We believe there are approximately 60,095 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.
Dividend Policy
We anticipate that all future earnings will be retained to finance our future operations. We have not paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future.
Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless it is specifically incorporated by reference into such a filing. The graph is required by applicable rules of the SEC and is not intended to forecast, predict or be indicative of the possible future performance of our common stock.
The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index, and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and on each of these indices on December 31, 2012 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations as us and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

Item 6.    Selected Financial Data.
The following selected historical consolidated financial data should be read together with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included in this report.
The consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017 and the consolidated balance sheet data as of December 31, 2016 and 2017 are derived from our audited consolidated financial statements included in this report. The consolidated statements of operations data for the years ended December 31, 2013 and 2014, and the consolidated balance sheet data as of December 31, 2013, 2014 and 2015 are derived from our audited consolidated financial statements that are not included in this report. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except share data)
Statement of Operations Data:
Total revenue (1)	$352,475	$428,940	$384,320	$402,656	$341,599
Operating loss	(51,691)	(54,364)	(41,623)	(17,637)	(134,447)
Net loss	(66,919)	(90,859)	(135,458)	(13,724)	(81,391)
Basic and diluted loss per share	$(0.71)	$(0.96)	$(1.47)	$(0.10)	$(0.53)
_______________________________________________________________________________

(1)	Total revenue includes the following amounts:

	Year Ended December 31,
(In thousands)	2013		2014	2015	2016	2017
Alternative fuels tax credits (AFTC) (a)	$45,439	(b)	$28,359	$30,986	$26,638	$—
_______________________________________________________________________________

(a)	Formerly known as VETC

(b)	Amount includes $20,800 related to fuel sales made in 2012.

	December 31,
	2013	2014	2015	2016	2017
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$378,273	$214,927	$146,668	$109,837	$177,543
Restricted cash, short term	8,403	6,012	4,240	6,996	1,127

Working capital	400,990	293,428	82,773	172,542	101,597
Total assets	1,250,965	1,160,409	1,000,528	897,257	791,912
Total debt inclusive of capital lease obligations (1)	620,418	570,670	567,150	312,376	260,087
Total Clean Energy Fuels Corp. stockholders' equity	514,572	437,426	302,552	468,865	426,990

(1)	2015, 2016, and 2017 amounts include debt issuance costs as a deduction from the carrying amount of the related liability.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this discussion refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries. This discussion should be read together with our consolidated financial statements and related notes included in this report, and all cross references to notes included in this discussion refer to the identified note in such consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business. Although the forward-looking statements in this discussion reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in this report in Item 1A. Risk Factors. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this discussion are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of renewable natural gas ("RNG"), compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2 and credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits"); help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities, and before December 29, 2017, we manufactured, sold and serviced natural gas fueling compressors and other equipment used in CNG stations. See “2017 Developments” below for more information.
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2017, we serve nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we own, operate or supply over 530 natural gas fueling stations in 42 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.
The following table represents our sources of revenue:

	Year Ended December 31,
(In millions)	2015	2016	2017
Volume -Related (1)	$260.6	$283.9	$264.9
Compressor Sales	54.5	27.3	23.5
Station Construction Sales	37.8	64.9	51.9
AFTC (2)	31.0	26.6	—
Other	0.4	—	1.3
Total	$384.3	$402.7	$341.6

(1)	Our volume-related revenue primarily consists of sales of CNG, LNG and RNG fuel, sales of RINs and LCFS Credits and performance of O&M services.

(2)
Represents a federal alternative fuels tax credit that we refer to as "AFTC" (formerly known as VETC), which expired on December 31, 2016, but subsequent to December 31, 2017, was reinstated for vehicle fuel sales made in 2017. See "2017 Developments" below for more information.

Key Operating Data.
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned or operated before completion of the BP Transaction, discussed under “2017 Developments” below), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables present our key operating data for the years ended December 31, 2015, 2016, and 2017:

	Year Ended December 31,
	2015	2016	2017
Gasoline gallon equivalents delivered (in millions)
CNG (1)	229.2	259.2	283.4
RNG (2)	8.8	3.0	1.9
LNG	70.5	66.8	66.1
Total	308.5	329.0	351.4

	Year Ended December 31,
	2015	2016	2017
Gasoline gallon equivalents delivered (in millions)
O&M services	159.3	176.6	199.5
Fuel (1)	130.1	128.5	127.3
Fuel and O&M services (3)	19.1	23.9	24.6
Total	308.5	329.0	351.4

	Year Ended December 31,
	2015	2016	2017
Other Operating data (in millions)
Station construction cost of sales	32.3	57.0	47.0
Gross margin (4) (5)	125.8	147.1	85.8
Net loss attributable to Clean Energy Fuels. Corp (4)	$(134.2)	$(12.2)	$(79.2)
_______________________________________________________________________________

(1)
As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.4 million, 0.5 million and 0.5 million for the years ended December 31, 2015, 2016 and 2017, respectively.

(2)	Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, is sold under the brand name Redeem and is included in CNG and LNG.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)	Includes the following amounts of AFTC revenue: $31.0 million, $26.6 million and $0.0 million for the years ended December 31, 2015, 2016 and 2017, respectively.

(5)	For 2017, gross margin includes an inventory valuation provision of $13.2 million. See "2017 Developments" and Note 2 for more information.
2017 Developments
AFTC. We have been eligible to receive the AFTC alternative fuels tax credit for our natural gas vehicle fuel sales made during all periods covered in the performance overview. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year, expected to total approximately $25.0 million, will be recognized and collected subsequent to December 31, 2017. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, $0.50 per liquid gallon of LNG that we sold as vehicle fuel through 2015, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel in 2016 and 2017.

SAFE&CEC S.r.l. On November 26, 2017, we, through our former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy, pursuant to which we and LR agreed to combine our respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (we refer to this combination transaction as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. Upon the closing of the CEC Combination, which occurred on December 29, 2017, we own 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.

The operating results of CEC have been fully consolidated into our consolidated results through December 29, 2017 (effectively the full year of 2017). As of December 31, 2017 we have an investment balance of $27.9 million representing our 49% interest in SAFE&CEC S.r.l., and beginning in 2018 we will account for our interest in SAFE&CEC S.r.l. using the equity method of accounting as we have the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. We recognized a loss of $6.5 million in connection with the CEC Combination, and incurred working capital adjustments, funding for certain post-closing commitments, and transaction fees of which $4.0 million was unpaid as of December 31, 2017. See Note 3 to our consolidated financial statements for more information.

Asset Impairments, Other Charges, and Inventory Valuation Provision. During the year ended December 31, 2017, we undertook an evaluation of our operations with the intent of minimizing and eliminating assets we believe are underperforming. As a result of this evaluation, we identified 42 fueling stations where the volume and profitability levels are not expected to be sufficient to support our investment in the fueling station assets, and we determined to close these stations by the end of 2017.

We also reduced our workforce and took other steps to reduce overhead costs in the third quarter of 2017 as a result of this evaluation. In addition, we positioned CEC’s compressor business for industry consolidation with a potential strategic partner, which resulted in the CEC Combination in the fourth quarter of 2017.

As a result of these decisions and the steps taken to implement them, we determined that impairment indicators were present for CEC’s assets and the closed station assets, and we recorded asset impairment charges of $32.3 million related to CEC and $20.4 million related to the station closures during 2017. We also recorded during this period an additional $5.1 million of other charges relating to the station closures, consisting of lease termination fees, write-offs of deferred losses, and an increase in asset retirement obligations. In addition, we incurred $3.1 million in cash charges during this period related to our workforce reduction and $13.2 million in non-cash charges during this period related to an inventory valuation provision.

In addition, during the fourth quarter of 2017, the Company incurred a cash charge of $7.0 million related to payments for LCFS Credits as further discussed below in Volume-Related Revenue. As a result of these steps, we incurred, on a pre-tax basis, aggregate cash and non-cash charges of $81.1 million during 2017. See Note 2 for more information.

Purchase of Natural Gas Heavy -Duty Trucks. In July 2017, we entered into an arrangement to purchase 146 used natural gas heavy -duty trucks from a single seller by January 31, 2018, with the intention of selling the trucks to our customers. As of December 31, 2017, this arrangement represented an outstanding commitment to purchase 124 natural gas heavy -duty trucks for $7.9 million. Subsequent to December 31, 2017, 66 of the trucks were sold to third parties.

NG Advantage Customer Arrangement. In June 2017, our subsidiary NG Advantage, LLC (“NG Advantage”) entered into an arrangement with one of its customers for the purchase, transportation and sale of CNG over a five-year period. The arrangement is customary and ordinary course, and provided for the payment by the customer of a nonrefundable amount of $13.4 million to reserve a specified volume of CNG transportation capacity. This amount was paid to NG Advantage in two installments, with $8.4 million paid on July 3, 2017 and $5.0 million paid on October 2, 2017.

Contribution of Milton CNG Fueling Station. On July 14, 2017, we contributed to NG Advantage all of our right, title and interest in and to a CNG fueling station located in Milton, Vermont. We had purchased this CNG station from NG Advantage in October 2014 in connection with our initial investment in NG Advantage, and at that time, we entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to us Series A Preferred Units with an aggregate value of $7.5 million. The Series A Preferred Units provide for an accrued return in the event of a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions; however, the Series A Preferred Units do not, in themselves, increase our controlling interest in NG Advantage. As a result, immediately following the contribution, our controlling interest in NG Advantage remained at 53.3%.

Termination of ATM Program. On May 31, 2017, we terminated our equity distribution agreement (the “Sales Agreement”) with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal. The Sales Agreement was terminable at will upon written notification by us with no penalty. Pursuant to the Sales Agreement, we were entitled to issue and sell, from time to time, through or to Citigroup shares of our common stock having an aggregate offering price of up to $200.0 million in an “at-the-market” offering program (the “ATM Program”). The ATM Program commenced on November 11, 2015 when we and Citigroup entered into the original equity distribution agreement, which was amended and restated on September 9, 2016 and again on December 21, 2016 prior to its termination. See “Liquidity and Capital Resources-Sources of Cash” below for more information about the ATM Program.

BP Transaction. On February 27, 2017, our subsidiary Clean Energy Renewable Fuels ("Renewables") entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets related to its RNG production business (the “BP Transaction”), consisting of Renewables’ two existing RNG production facilities, Renewables’ 50% ownership interest in joint ventures formed to develop two new RNG production facilities, and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155.5 million, plus BP’s assumption of the obligations under the Canton Bonds (as defined in Note 11 to our consolidated financial statements) which totaled $8.8 million as of March 31, 2017.

On March 31, 2017, BP paid Renewables $30.0 million in cash and delivered to Renewables a promissory note with a principal amount of $123.5 million, which was paid in full on April 3, 2017. In addition, on June 22, 2017, BP paid Renewables an additional $2.0 million related to the determination of certain post-closing adjustments. Renewables recognized a gain of $70.7 million as of December 31, 2017 from the BP Transaction. Pursuant to the APA, the valuation date of the BP Transaction was January 1, 2017, and the APA included certain provisions to adjust the purchase price based on the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the BP Transaction was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the consolidated statement of operations through March 31, 2017. The net proceeds from the BP Transaction, net of $1.0 million cash transferred to BP, were $142.2 million.

In addition, under the APA, BP is required, following the closing of the BP Transaction, to pay Renewables up to an additional $25.0 million in cash over a five-year period based on the market price of RINS and LCFS credits and volumes of RNG sold ("BP Earn-out"). We recognized $0.8 million of BP Earn-out for the period ended December 31, 2017, and this amount is included in the gain on BP Transaction of $70.7 million.

We incurred $3.7 million in transaction fees in connection with the BP Transaction, and we paid all such fees in 2017. We also paid $8.6 million in cash and issued 770,269 shares of common stock to holders of Renewables Option Awards (as defined and discussed under "Renewables Options" below).

Following completion of the BP Transaction, we are continuing to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through our natural gas vehicle fueling infrastructure as Redeem, our RNG vehicle fuel. We collect royalties from BP on gas purchased from BP and sold as Redeem at our stations, which royalty is in addition to any payment obligation of BP under the APA.

Renewables Options. In September 2013, Renewables adopted a unit option plan and granted unit option awards thereunder (the “Renewables Option Awards”) to certain individuals. In connection with the closing of the BP Transaction, all holders of outstanding Renewables Option Awards entered into a surrender agreement with us and Renewables, pursuant to which (i) all Renewables Option Awards held by holders who were not members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the BP Transaction and Renewables’ receipt of any BP Earn-out, a cash payment in an amount determined based on such holder’s percentage ownership of Renewables following a cashless “net exercise” of such holder’s Renewables Option Awards, and (ii) all Renewables Option Awards held by members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the BP Transaction and Renewables’ receipt of any BP Earn-out, awards of shares of our common stock (the “Company Stock Awards”). The number of shares of our common stock subject to each Company Stock Award was calculated by dividing the cash payment to which the applicable holder would have been entitled as described in (i) above by the closing price of our common stock on March 31, 2017, the closing date of the BP Transaction. All Company Stock Awards were granted under our 2016 Performance Incentive Plan and are fully vested upon grant, and the shares subject to such awards are freely tradable upon issuance, subject to applicable securities laws relating to shares held by our affiliates.
Debt Repurchase. In February 2017, we purchased from one of our directors and significant stockholders, T. Boone Pickens, the 7.5% Convertible Note due July 2018 having an outstanding principal amount of $25.0 million held by Mr. Pickens for a cash purchase price of $21.75 million. See Note 11 to our consolidated financial statements more information about our outstanding debt.
Debt Level and Debt Compliance
As of December 31, 2017, we had total indebtedness of $260.9 million in principal amount, of which approximately $140.2 million is expected to become due in 2018. Certain of the agreements governing our outstanding debt, which are discussed in Note 11 to our consolidated financial statements, have certain non-financial covenants with which we must comply. As of December 31, 2017, we were in compliance with all of these covenants.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. See "Risk Factors" in Part I, Item 1A of this report for more information.
Key Trends
Recent Trends
Market for Natural Gas as a Vehicle Fuel. CNG and LNG are generally less expensive than gasoline and diesel on an energy equivalent basis. Additionally, according to studies conducted by the California Air Resources Board ("CARB") and the Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, CNG and LNG are cleaner than gasoline and diesel fuel, based on greenhouse gas emissions produced by vehicles operated by these fuels. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We believe this growth in demand is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG, increasingly stringent environmental regulations affecting vehicle fleets and the plentiful and domestic supply of natural gas.
Since approximately mid-2014, however, the prices of oil, gasoline, diesel and natural gas have been significantly lower and more volatile, and these trends may continue. We believe these conditions have contributed to slower and more limited growth in the demand for natural gas as a vehicle fuel, both in general and in certain of our key markets, such as heavy-duty trucking, because the price advantage of natural gas prices compared to diesel and gasoline prices has decreased. We believe this decreased price advantage has also contributed to our lower revenue levels in recent periods. In addition, these conditions have led us to reduce the prices we charge some of our customers for CNG and LNG, which has reduced our profit margins. Further, to the extent these conditions have contributed to curtailed demand or slowed growth in the market for natural gas as a vehicle fuel, we believe they have also contributed to decreases in compressor sales (before the CEC Combination) and station construction activity in certain periods, as the success of these activities is dependent on the success of the natural gas vehicle fuels market generally. Moreover, we believe these factors have materially contributed to the volatility and overall decline in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and indications of additional asset or goodwill impairment. If these adverse macroeconomic conditions and other uncertainties in our industry persist, our financial results and stock price may continue to be adversely affected.

Our Performance. In light of the factors described above, in 2017, we took steps to minimize and eliminate assets we believe are underperforming in an effort to better align our activities with current and anticipated natural gas fueling demand, and to try to lower our operating expenses by streamlining our operations. These steps included a workforce reduction and other measures to reduce overhead costs, which resulted in cash severance costs and certain non-cash stock-based compensation charges; our decision to close certain of our natural gas fueling stations by the end of 2017, which resulted in an impairment of these station assets and certain other cash and non-cash charges; our determination that the assets of CEC were impaired, which resulted in a non-cash charge; and our decision to position CEC’s compressor business for industry consolidation with a potential strategic partner rather than continue to manage it ourselves, which resulted in the CEC Combination in the fourth quarter of 2017. See "2017 Developments" above and Notes 2 and 3 to our consolidated financial statements for more information.

Our gross revenue mostly consists of volume -related revenue, compressor and other equipment sales (before the CEC Combination), station construction sales, and AFTC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of natural gas vehicle fuel sales, station construction sales, compressor and other equipment sales (before the CEC Combination), sales of RINs and LCFS Credits and recognition of other government credits and incentives, such as AFTC. Our volume-related revenue, which is further discussed below, increased from 2015 to 2016 due largely to the increase in gallons delivered across this period; however, volume-related revenue declined in 2017 compared to 2016, primarily due to decreased revenue from sales of RINs and LCFS Credits as a result of the BP Transaction. We expect this trend to continue.

Our cost of sales can also vary between periods due to a variety of factors, including fluctuations in commodity, station construction and labor costs and compressor equipment costs (before the CEC Combination), as well as the other factors that impact our revenue levels described above.

In addition, our performance in certain periods has been materially affected by non-cash gains or losses related to particular transactions or events. For example, our results for 2016 and 2017 were positively affected by gains related to repurchases and retirements of our outstanding convertible debt, and our results for 2017 were also positively affected by the gain from the BP Transaction. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, do not impact our liquidity.

See "Results of Operations" below for more discussion of our performance in 2015, 2016 and 2017.

Volume-Related Revenue. The amount of CNG, LNG and RNG GGEs we delivered increased by 13.9% from 2015 to 2017.

In particular, the amount of RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG and is distributed under the brand name Redeem, has experienced rapid growth in recent years, increasing by 56.7% from 50.1 million GGEs in 2015 to 78.5 million GGEs in 2017. We believe this demand for Redeem is largely attributable to the lower greenhouse gas emissions that it produces relative to gasoline and diesel fuel.
When we sell RNG and conventional natural gas for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties. The following table summarizes our revenue from sales of RINs and LCFS Credits in the periods presented:

	Year Ended December 31,
(In millions)	2015	2016	2017
RIN Credits	10.3	29.0	21.6
LCFS Credits	8.1	20.0	2.5
Total	$18.4	$49.0	$24.1
Although we continue to record revenue from the sale of RINs and LCFS Credits generated from our continued sales of our Redeem RNG vehicle fuel and CNG and LNG, the amount of revenue we receive from sales of these credits decreased in 2017 as a result of our sale of our former RNG production facilities and other related assets in the BP Transaction. This decrease has adversely affected our results of operations, in particular our volume-related revenue, and reduced our effective price per gallon (discussed under “Results of Operations” below). In addition, we recognized no revenue from sales of LCFS Credits during the third and fourth quarters of 2017 because CARB had restricted our ability to sell and transfer LCFS Credits pending completion of an administrative review. We were, however, required to settle preexisting contractual obligations to transfer LCFS Credits to third parties by making cash payments totaling $7.0 million, the equivalent value of the LCFS Credits we would have otherwise transferred to satisfy our obligations. These payments are reported in Asset impairments and other charges in our consolidated statements of operations. In November 2017, CARB invalidated certain LCFS Credits we had generated in prior periods and released the restriction on our ability to sell and transfer LCFS Credits. We are disputing CARB’s invalidation of LCFS Credits.

The markets for RINs and LCFS Credits have historically been volatile, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which such credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance or conduct reviews of our activities, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, eliminate or reduce a significant revenue stream or incur substantial additional and unplanned expenses.

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

It is uncertain, however, whether and when the prices for gasoline and diesel will increase, and we expect that adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will be negatively affected while oil and diesel prices remain low. Other factors also create uncertainties about the future market for natural gas as a vehicle fuel, such as the potential adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles, and the availability and effect on our business of environmental and other regulations, programs or incentives. These and other factors make it challenging to accurately predict natural gas vehicle fuel demand, in general and in any specific geographic and customer markets. As a result, our timing and level of investment in particular markets may not be consistent with any growth in demand in these markets.

In 2017, we took actions we believe will better align our activities and assets with current and anticipated market demand, and these actions will have an impact on our future performance and financial condition. For instance, we expect our fueling station closures and contribution of CEC to SAFE&CEC S.r.l. will decrease our aggregate revenue and cost levels in the near term, among other potential effects. We also anticipate the actions we took to reduce our operating costs, including a workforce reduction and other measures to reduce overhead costs, will contribute to decreased expenses, particularly selling, general and administrative expenses. These actions also led us to record asset impairment and other cash and non-cash charges in 2017, as discussed under “Our Performance” above, which could be repeated if we decide to implement similar measures in the future.

We may also record such asset or goodwill impairments in future periods due to other events or factors, including a sustained decline in our stock price subsequent to December 31, 2017 and the resulting decline of our market capitalization. Any such further impairment of our long-lived assets or goodwill could result in material charges and adversely affect our results of operations.

In spite of current market conditions, we believe our key customer markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets, are well-suited for the adoption of natural gas vehicle fuel because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. We anticipate that cities and communities in the United States and Canada will follow large cities in Europe in banning dirty diesel vehicles. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel, and our goal is to capitalize on this trend if and when it materializes. Additionally, we expect the lower greenhouse gas emissions associated with our Redeem vehicle fuel will result in increased demand for this fuel, resulting in our delivery of increasing volumes of Redeem to our vehicle fleet customers. Commercialization of new engines by CWI that emit 90% less smog forming NOx than diesel engines should also result in increased demand for natural gas and RNG vehicle fuel. If our projections materialize and our business grows as we anticipate, then our operating costs and capital expenditures could also increase. We also may pursue strategic partnerships or similar arrangements or seek to invest in or acquire assets and/or businesses that are in the natural gas fueling infrastructure, which may require us to spend additional capital.

We expect competition in the market for natural gas vehicle fuel to remain steady in the near-term, but to increase if the market for natural gas vehicle fuel increases. We also expect competition in the vehicle fuels market generally to increase. Any such increased competition may reduce our customer base and revenue and may lead to amplified pricing pressure, reduced operating margins and fewer expansion opportunities.

See Note 1 to our consolidated financial statements which includes the expected adoption of Accounting Standards Update ("ASU") 2014-09 during the first quarter of 2018 related to revenue from contracts with customers. This ASU will provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
Due to the restrictions of our hedging policy, we expect to offer few fixed price sales contracts to our customers. If we do offer a fixed price sales contract, we anticipate including a price component that would cover our estimated cash requirements over the duration of the underlying futures contracts. The amount of this price component will vary based on the anticipated volume and the natural gas price component to be covered under the fixed price sales contract.
Critical Accounting Policies
This discussion is based upon our consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position.

We believe the critical accounting policies discussed below affect our more significant estimates made in preparing our consolidated financial statements. See in Note 1 to our consolidated financial statements for more information about these and our other significant accounting policies.
Revenue Recognition
We recognize revenue on various products and services.

Our volume -related revenue primarily consists of CNG, LNG and RNG fuel sales, RINs and LCFS Credits sales and O&M services. This revenue is recognized in accordance with US GAAP, which requires that the following four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

Applying the factors above, we typically recognize revenue from the sale of natural gas fuel at the time the fuel is dispensed or, in the case of LNG sales agreements, delivered to our customers' storage facilities. We generate RIN Credits when we sell RNG for use as a vehicle fuel, and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emission requirements. We recognize revenue from the generation of these credits when we have an agreement in place to sell the credits at a fixed or determinable price. We recognize revenue from O&M service agreements as we provide the related services.

Before completion of the CEC Combination, we recognized compression revenue through our former subsidiary CEC when it sold non-lubricated natural gas fueling compressors and other equipment. CEC used the percentage of completion method of accounting to recognize revenue because its projects were small and it was able to demonstrate that it could reasonably estimate costs to complete. In these circumstances, revenue was recognized based on costs incurred in relation to total estimated costs to be incurred for a project.

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

In certain transactions with our customers, we agree to provide multiple products or services, including construction of and sale of a station, providing O&M services to the station, and sale of fuel to the customer. We evaluate the separability of revenues based on Financial Accounting Standards Board authoritative guidance, which provides a framework for establishing whether or not a particular arrangement with a customer has one or more revenue elements and allows us to use a combination of internal and external objective and reliable evidence to develop management's best estimate of the fair value of the contract elements. If the arrangement contains a lease, we use the existing evidence of fair value to separate the lease from the other elements in the arrangement. The arrangement's consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the estimated relative selling price of each deliverable, which is determined based on the historical data derived from our stand-alone projects. The revenue allocated to the construction of the station is recognized using the completed-contract method. The revenue allocated to the O&M is recognized ratably over the term of the arrangement and sale of fuel is recognized as the fuel is delivered.

We recognize revenue received from the AFTC alternative fuels tax credit. Based on the service relationship with our customers, either we or our customers claim the credit. We record our AFTC credits, if any, as revenue in our consolidated statements of operations, as the credits are fully payable and do not need to offset income tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

We collect and remit taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between us and our customers. These taxes may include, among others, fuel, sales and value-added taxes. We report the collection of these taxes on a net basis.
Impairment of Goodwill and Long-Lived Assets
Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. We assess our goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We are required to use judgment when applying the goodwill impairment test, including, among other considerations, the identification of reporting unit(s), the assessment of qualitative factors, and the estimation of fair value of a reporting unit in the quantitative approach. We determined that we are a single reporting unit for the purpose of goodwill impairment tests. We perform the impairment test annually on October 1, or more frequently if facts and circumstances warrant a review.
The qualitative goodwill assessment includes the potential impact on a reporting unit's fair value of certain events and circumstances, including its enterprise value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, then a quantitative impairment test is performed.
The quantitative assessment estimates the reporting unit's fair value based on its enterprise value plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions stock price fluctuations or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the reporting unit.
If the recent volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
We review the carrying value of our long-lived assets, including property and equipment and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Events that could result in an impairment review include, among others, a significant decrease in the operating performance of a long-lived asset or asset group or the decision to close a fueling station. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. The fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by a number of factors, including, among others, future results, demand and economic conditions, many of which can be difficult to predict.
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
Fair Value Measurements
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
Our significant uses of fair value measurements include the valuation of assets disposed and liabilities extinguished related to business divestitures and impairment of long-lived assets, which requires significant judgment.
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.
See Note 1 to our consolidated financial statements for information about recently adopted accounting changes and recently issued accounting standards, including our expected adoption in the first quarter of 2018 of ASU 2014-09 related to revenue from contracts with customers, which will provide a single, comprehensive revenue recognition model for all contracts with customers.

Results of Operations
The discussions below compare our results of operations in 2017, 2016 and 2015. Historical results are not indicative of the results to be expected in the current period or any future period.
2017 Compared to 2016
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the years presented.

	Year Ended December 31,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenue	87.2%	84.1%
Service revenue	12.8	15.9
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	57.1	63.4
Service cost of sales	6.4	7.7
Inventory valuation provision	—	3.9
Selling, general and administrative	26.2	28.0
Depreciation and amortization	14.7	16.6
Asset impairments and other charges	—	19.9
Total operating expenses	104.4	139.5
Operating loss	(4.4)	(39.5)
Interest expense	(7.3)	(5.2)
Interest income	0.2	0.4
Other income (expense), net	(0.1)	0.0
Loss from equity method investments	0.0	0.0
Gain from extinguishment of debt, net	8.5	0.9
Gain from sale of certain assets of subsidiary	—	20.7
Loss from formation of equity method investment	—	(1.9)
Loss before income taxes	(3.1)	(24.6)
Income tax benefit (expense)	(0.3)	0.6
Net loss	(3.4)	(24.0)
Loss from noncontrolling interest	0.4	0.6
Net loss attributable to Clean Energy Fuels Corp.	(3.0)%	(23.4)%
Revenue.    Revenue decreased by $61.1 million to $341.6 million for 2017, from $402.7 million for 2016. This decrease was primarily due to the absence of AFTC revenue recorded in 2017 as well as lower volume -related revenue, compressor revenue and station construction sales.
Volume -related revenue decreased by $19.0 million between periods primarily due to reduced revenue received from sales of RINs and LCFS Credits, which was due in large part to the effects of the BP Transaction (see Note 3 for more information) as well as the impact of restrictions imposed on our LCFS Credit account by CARB (see "Key Trends" for more information). The decrease in volume -related revenue between periods was partially offset by an increase of 22.4 million gallons delivered.

This increase in gallons delivered was due to a 24.2 million increase in CNG gallons delivered, which was primarily attributable to 33 new refuse customers, seven new transit customers, and one new trucking customer. This increase was partially offset by a 0.7 million decrease in LNG gallons delivered as non-vehicle fuel and a 1.1 million decrease in RNG gallons delivered as non-vehicle fuel. Our effective price per gallon charged was $0.76 for 2017, a $0.10 per gallon decrease from $0.86 per gallon for 2016. Our effective price per gallon is defined as revenue generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.

Station construction sales decreased by $13.0 million between periods, principally due to a decrease in large, full -station projects and station upgrade projects.

Compressor revenue decreased by $3.8 million between periods due to lower compressor sales, which we believe was primarily due to continued low global demand.

AFTC revenue decreased by $26.6 million between periods due to the absence of AFTC revenue recorded in 2017.
Cost of sales.    Cost of sales increased by $0.2 million to $255.8 million for 2017, from $255.6 million for 2016. This increase was primarily due to a $13.2 million inventory valuation provision charge recorded in 2017, comprised of $7.8 million related to station construction inventory and $5.4 million related to compressor inventory (see "2017 Developments" and Note 2 for more information regarding developments related to this compressor inventory). This increase was partially offset by a $10.0 million decrease in station construction costs between periods due to lower station construction sales, and a $1.4 million decrease in compressor costs between periods due to lower compressor sales.
Our effective cost per gallon decreased by $0.03 per gallon between periods, to $0.49 per gallon for 2017 from $0.52 for 2016, excluding the $7.8 million inventory valuation provision charge discussed above. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was primarily due to the sale of Renewables’ two RNG production facilities in the BP Transaction, resulting in no cost of sales to operate these facilities in the last nine months of 2017.
Selling, general and administrative.    Selling, general and administrative expenses decreased by $9.8 million to $95.7 million for 2017, from $105.5 million for 2016. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the BP Transaction in 2017.
Depreciation and amortization.    Depreciation and amortization decreased by $2.7 million to $56.6 million for 2017, from $59.3 million for 2016, primarily due to the sale of Renewables’ two RNG production facilities in the BP Transaction.
Asset impairments and other charges. During 2017, we recorded employee terminations, asset impairments and other charges of $67.9 million related to our station closures, CEC's natural gas fueling compressor business, and payments for LCFS Credits. See "2017 Developments" and Note 2 for more information.
Interest expense.    Interest expense decreased by $11.8 million to $17.8 million for 2017, from $29.6 million for 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net.    Other income (expense), net, increased by $0.4 million, to $0.1 million for 2017, from $(0.3) million for 2016. This increase was primarily due to a $0.7 million decrease in losses from asset disposals, partially offset by a $0.4 million increase in the loss from foreign currency transactions not in our subsidiaries' functional currency.
Income tax benefit (expense).    Income tax benefit (expense) increased by $3.2 million to $1.9 million for 2017, from $(1.3) million for 2016. The increase in income tax benefit was primarily due to the deferred tax benefit attributable to the reduction of goodwill amortization following the BP Transaction.
Loss from noncontrolling interest.    In 2017, we recorded a $2.2 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $1.6 million loss for 2016. The noncontrolling interest in NG Advantage represents a 46.7% minority interest, which was held by third parties during the applicable periods.
Gain from extinguishment of debt, net. Gain from extinguishment of debt, net decreased by $31.1 million to $3.2 million for 2017, from $34.3 million for 2016. This decrease was primarily due to our repurchase of a lower principal amount of debt at higher prices in 2017 compared to 2016.

Gain from sale of certain assets of subsidiary. In 2017, we recorded a gain of $70.7 million related to the BP Transaction. We recorded no comparable gain in 2016.
Loss from formation of equity method investment. In 2017, we recorded a loss of $6.5 million related to the CEC Combination. There was no comparable transaction in 2016.
2016 Compared to 2015
The table below presents our results of operations as a percentage of total revenue and the narrative that follows provides a detailed discussion of certain line items for the years presented.

	Year Ended December 31,
	2015	2016
Statement of Operations Data:
Revenue:
Product revenues	85.6%	87.2%
Service revenues	14.4	12.8
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	60.0	57.1
Service cost of sales	7.3	6.4
Selling, general and administrative	29.1	26.2
Depreciation and amortization	14.4	14.7
Total operating expenses	110.8	104.4
Operating loss	(10.8)	(4.4)
Interest expense	(24.9)	(7.3)
Interest income	0.2	0.2
Other income (expense), net	0.7	(0.1)
Loss from equity method investments	(0.2)	—
Gain from extinguishment of debt, net	—	8.5
Gain from sale of subsidiary	0.2	—
Loss before income taxes	(34.8)	(3.1)
Income tax expense	(0.4)	(0.3)
Net loss	(35.2)	(3.4)
Loss from noncontrolling interest	0.3	0.4
Net loss attributable to Clean Energy Fuels Corp.	(34.9)%	(3.0)%
Revenue.     Revenue increased by $18.4 million to $402.7 million for 2016, from $384.3 million for 2015. This increase was primarily due to increased volume -related revenue, including higher RINs and LCFS Credits sales, and increased station construction sales, partially offset by lower AFTC revenue and compressor sales.
Volume related revenue increased by $23.3 million between periods primarily due to an increase of 20.5 million gallons delivered, which provided approximately $17.7 million of increased revenue. This increase in gallons delivered was due to a 30.0 million increase in CNG gallons delivered, which was primarily attributable to 16 new refuse customers, six new transit customers and two new trucking customers. This increase was partially offset by a 5.8 million decrease in RNG gallons delivered for non-vehicle fuel and a 3.7 million decrease in LNG gallons delivered. Additionally, approximately $5.5 million of the increase in volume -related revenue was the result of an increase in the effective price charged per gallon delivered. Our effective price per gallon charged was $0.86 for 2016, a $0.02 per gallon increase from $0.84 per gallon charged for 2015. The increase in our effective price per gallon between periods was primarily due to increases of $18.7 million and $11.9 million in revenue from sales of RINs and LCFS Credits, respectively, which do not result in increased costs, partially offset by a decline in the effective price per gallon charged of approximately $0.08 per gallon caused primarily by lower retail prices driven by lower commodity costs.

Station construction sales increased by $27.1 million between periods, principally due to the sale of more full -station projects than station upgrades in the 2016 period, as full station projects generally have substantially higher price points than station upgrades.

These revenue increases were partially offset by a decrease in CEC's revenue of $27.2 million between periods due to lower compressor sales, which we believe was primarily due to lower global demand for compressors.

AFTC revenue decreased by $4.4 million between periods, primarily due to the AFTC credit being changed for 2016 to be based on the diesel gallon equivalent of LNG sold rather than the liquid gallon of LNG sold.
Cost of sales.     Cost of sales decreased by $ 2.9 million to $ 255.6 million for 2016, from $258.5 million for 2015. This decrease was primarily due to a $24.1 million decrease in compressor costs between periods as a result of decreased compressor sales, and a $3.5 million decrease in gas commodity costs as a result of a decrease in natural gas prices (discussed below). These decreases were partially offset by a $24.7 million increase in costs related to increased station construction sales between periods.
Our effective cost per gallon decreased by $0.04 per gallon between periods, to $0.52 per gallon for 2016 from $0.56 for 2015. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods. The decrease in natural gas prices partially offset by the increase in gallons delivered resulted in a net decrease of $3.5 million in gas commodity costs between periods.
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
Gain from extinguishment of debt, net. Gain from extinguishment of debt, net, was $34.3 million for 2016 as a result of repurchasing and retiring $284.6 million in principal amount of, and $3.6 million in accrued and unpaid interest on, certain of our outstanding indebtedness for an aggregate purchase price of $185.9 million in cash and 20.3 million shares of our common stock. See Note 11 for more information.
Interest expense.     Interest expense decreased by $66.2 million to $29.6 million for 2016, from $95.8 million for 2015. This decrease was primarily due to a non-cash charge of $54.9 million in 2015 related to the elimination of unamortized debt issuance costs associated with our termination of our former credit agreement with General Electric Capital Corporation, as well as a reduction of outstanding indebtedness between periods. See Note 11 for further information.
Other income (expense), net.     Other income (expense), net, decreased by $(2.9) million to $(0.3) million for 2016, from $ 2.6 million for 2015. This decrease was primarily due to a $0.8 million increase in the loss from foreign currency transactions not in our subsidiaries’ functional currency, a decrease of $0.5 million between periods as result of a litigation settlement in 2015, and a $1.6 million decrease due to a $0.9 million gain from asset disposals in 2015 compared to $0.7 million in losses from asset disposals in 2016.
Income tax expense.     Income tax expense decreased by $0.3 million to $1.3 million for 2016, from $1.6 million for 2015. The decrease in income tax expense is primarily attributable to a decrease in our tax on foreign operations between periods.
Loss from noncontrolling interest.     In 2016, we recorded a $1.6 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $1.2 million loss for 2015. The noncontrolling interest in NG Advantage represents a 46.7% minority interest, which was held by third parties during the applicable periods.
Seasonality and Inflation
To some extent, we experience seasonality in our results of operations. Some of our customers tend to consume more natural gas vehicle fuel in the summer months, when buses and other fleet vehicles use more fuel to power their air conditioning systems. Natural gas commodity prices tend to be higher in the fall and winter months, due to increased overall demand for natural gas for heating during these periods.
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

Liquidity and Capital Resources
Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements and any merger, divestiture or acquisition activity, as well as our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the timing and amount of our billing, collections and liability payments, completion of our station construction projects and receipt of government credits, grants and incentives.
Cash Flows
Operating Activities. Cash used in operating activities was $5.4 million in 2017, compared to $46.1 million provided by operating activities in 2016. The $51.5 million increase in cash used in operating activities was primarily due to a reduction in operating results resulting from the absence of AFTC collected during 2017 and decreased sales of RINs and LCFS Credits as discussed under "Key Trends" and "Results of Operations" above, as well as our payment of one-time transaction fees related to the BP Transaction and CEC Combination. These operating outflows were partially offset by aggregate payments of $13.4 million received by NG Advantage related to an arrangement with one of its customers (see "Performance Overview - 2017 Developments" for more information).

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
Investing Activities. Cash provided by investing activities was $47.7 million in 2017, compared to $1.1 million provided by investing activities in 2016. The $46.6 million increase in cash provided by investing activities was primarily attributable to $154.5 million in cash received, net of cash transferred, in connection with the BP Transaction (see "2017 Developments" and Note 3 for more information). These investing cash inflows were partially offset by incremental purchases of short-term investments, net of maturities, of $96.6 million in 2017 compared to 2016, and a $12.7 million increase in purchases of equipment, primarily related to deposits by NG Advantage for CNG trailers and equipment.
Cash provided by investing activities was $1.1 million in 2016, an increase of $35.0 million compared to $33.9 million used in investing activities in 2015. The increase in cash provided by investing activities was primarily attributable to decreased capital expenditures of $27.8 million between periods, due to cost-cutting efforts and a decrease in construction of Company-owned fueling stations. Additionally, cash provided by our short-term investments that matured, net of purchases, increased by $10.5 million between periods. Partially offsetting this increase in cash provided by investing activities was $0.8 million used in investing activities in 2016 in connection with certain joint ventures formed in November 2016 (see Note 9) and $1.1 million received in 2015 from the sale of a former subsidiary that did not occur again in 2016.
Financing Activities. Cash used in financing activities was $43.2 million in 2017, compared to $55.6 million used in financing activities in 2016. The $12.4 million decrease in cash used in financing activities was primarily due to a $112.5 million decrease in cash used in debt repurchases, net of borrowings, offset partially by a $91.2 million decrease in cash provided by the ATM Program, net of fees, which was terminated on May 31, 2017, and $8.9 million in payments to holders of Renewables Option Awards associated with the BP Transaction in 2017.
Cash used in financing activities was $55.6 million in 2016, compared to $0.4 million provided by financing activities in 2015. The increase in cash used in financing activities of $56.0 million was primarily due to a $231.5 million increase in debt payments, repayments of long -term debt prior to maturity and repayment of our line of credit. Partially offsetting this increase in cash used in financing activities was a $96.4 million increase in cash provided by financing activities as a result of our sales of common stock through the ATM Program (as defined and discussed below) and an $80.5 million increase in cash provided by financing activities as a result of proceeds from our PlainsCapital Bank ("Plains") credit facility and other debt proceeds.
Capital Expenditures and Other Uses of Cash.

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including costs associated with fuel sales, outlays for the design and construction of new fueling stations, additions or other modifications to existing fueling stations, debt repayments and repurchases, purchases of CNG tanker trailers and natural gas heavy-duty trucks, maintenance of LNG production facilities, manufacturing natural gas fueling compressors and other equipment (before the CEC Combination), mergers and acquisitions (if any), financing natural gas vehicles for our customers, pursuing market expansion as opportunities arise, including geographically and to new customer markets, supporting our sales and marketing activities, including support of legislative and regulatory initiatives, and other general corporate purposes.

Our business plan calls for approximately $15.0 million in capital expenditures in 2018, which primarily relates to the purchase of natural gas heavy-duty trucks, the construction of CNG fueling stations, and LNG plant maintenance costs.

In addition, NG Advantage may spend as much as $45.0 million to purchase additional CNG trailers and equipment in support of its operations and customer contracts, a majority of which will be financed by third parties.

We had total indebtedness of approximately $260.9 million in principal amount as of December 31, 2017, of which approximately $140.2 million, $54.5 million, $54.6 million, $4.2 million, $3.8 million and $3.6 million is expected to become due in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $15.6 million for the year ending December 31, 2018. As of December 31, 2017, we are permitted to issue up to 14.0 million shares of common stock to repay a portion of the principal amount of our outstanding 7.5% convertible notes. While we believe we have sufficient liquidity and capital resources to repay our debt, we may elect to pursue additional financing activities such as refinancing, debt or equity offerings to provide flexibility with our cash management.

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
Sources of Cash.
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our PlainsCapital Bank Credit Facility (as described below) for up to $50.0 million on a revolving basis, provides us with an additional source of liquidity. As of December 31, 2017, we had total cash and cash equivalents and short-term investments of $177.5 million, compared to $109.8 million at December 31, 2016.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of other government credits and incentives, such as AFTC; fluctuations in commodity costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as the other factors described under "Risk Factors" in Part I, Item 1A of this report.

From the commencement of the ATM Program in November 2015 until our termination of the Sales Agreement on May 31, 2017, we received aggregate net proceeds of $117.9 million from sales of our common stock under the Sales Agreement.

The following table summarizes the activity under the ATM Program for the periods presented:

	Year ended December 31,	Year ended December 31,	Year ended December 31,	Inception through May 31,
(in millions)	2015	2016	2017	2017
Gross proceeds	$7.0	$103.6	$10.8	$121.3
Fees and issuance costs	0.5	2.6	0.3	3.4
Net proceeds	$6.5	$101.0	$10.5	$117.9
Shares issued	1.6	31.1	3.8	36.4
On February 29, 2016, we entered into a Loan and Security Agreement ("Plains LSA") with, and issued a related promissory note to PlainsCapital Bank ("Plains"), pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September

30, 2018. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017. As a result, we have no amounts outstanding under the Credit Facility as of December 31, 2017.
See Note 11 for more information about the Credit Facility with Plains and our other outstanding debt.
On March 31, 2017, Renewables completed the BP Transaction. The net proceeds to us from the BP Transaction were approximately $142.2 million. See “2017 Developments” and Note 3 for more information.

We believe our current cash and cash equivalents and short-term investments and cash provided by our operating and financing activities will satisfy our business requirements for at least the 12 months following the date of this report. Subsequent to this period we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments or other expenses that we cannot fund through available cash, cash provided by our operations or other sources, such as with equity, debt or any other financing that may be available.

The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of natural gas sales and other volume-related activity, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue levels.

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

Contractual Obligations
The following represents the scheduled maturities of our contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations: (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and capital lease obligations (a)	$286,585	$155,798	$118,226	$8,703	$3,858
Operating lease commitments (b)	34,372	5,626	9,511	5,399	13,836
Long-term take-or-pay contracts (c)	12,127	5,131	6,996	—	—
Long-term purchase contract (d)	53,053	2,593	26,472	23,988	—
Natural gas heavy -duty trucks (e)	7,936	7,936	—	—	—
Construction contracts (f)	4,403	4,403	—	—	—
Total	$398,476	$181,487	$161,205	$38,090	$17,694
_______________________________________________________________________________

(a)	Consists of long-term debt and capital lease obligations to finance acquisitions and equipment purchases, including future interest payments.

(b)	Consists of various space and ground leases for our California LNG plant, office spaces and fueling stations as well as leases for equipment.

(c)	Represents our estimates for two long-term natural gas purchase contracts with a take-or-pay commitment.

(d)
Represents our estimates for one long-term natural gas purchase contract for our subsidiary NG Advantage, which entered into an arrangement with one of its customers for the purchase, sale and transportation of CNG over a five-year period. See "Overview" for more information.

(e)
We have entered into an arrangement to purchase 146 used natural gas heavy-duty trucks from a single seller by January 31, 2018, with the intention of selling the trucks to our customers. As of December 31, 2017, we had an obligation to purchase 124 trucks. Subsequent to December 31, 2017, 66 of the trucks were sold to third parties.

(f)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2017 and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements
As of December 31, 2017, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $25.3 million;

•	Two long-term natural gas contracts with a take-or-pay commitment;

•	One long-term contract natural gas purchase contract;

•	An outstanding commitment to purchase 124 natural gas heavy -duty trucks for $7.9 million; and

•	Operating leases where we are the lessee.
We provide surety bonds primarily for construction contracts in the ordinary course of business, as a form of guarantee. No liability has been recorded in connection with our surety bonds as we do not believe, based on historical experience and information available, that it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
We have two long-term natural gas purchase contracts with a take-or-pay commitment, which require us to purchase minimum volumes of natural gas at index based prices which expire in March 2020 and December 2020, respectively.
NG Advantage, has entered into an arrangement with one of its customers for the purchase, transportation and sale of CNG over a five-year period. See "Overview" for more information.

We have entered into an arrangement to purchase 146 used natural gas heavy-duty trucks from a single seller by January 31, 2018, with the intention of selling the trucks to our customers. As of December 31, 2017, this arrangement represented an outstanding commitment to purchase 124 natural gas heavy -duty trucks for $7.9 million. Subsequent to December 31, 2017, 66 of the trucks were sold to third parties.
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
Natural gas costs represented $75.7 million, $72.8 million and $83.3 million of our cost of sales in 2015, 2016 and 2017, respectively.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at December 31, 2017.

Foreign Currency Exchange Rate Risk
Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our consolidated financial statements and do not impact earnings. Foreign currency transaction gains and losses not in our subsidiaries’ functional currency do impact earnings and resulted in approximately $0.2 million of losses in 2017. In this period, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged. On December 29, 2017, we contributed our foreign operations (compressor business) to SAFE & CEC S.r.l. See Note 3 for more information on the CEC Combination.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from rates as of December 31, 2017, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

Item 8.    Financial Statements and Supplementary Data.
The following tables set forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2017. The information for each quarter is unaudited and we have prepared the information on the same basis as the audited consolidated financial statements included in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by the below quarterly data. The quarterly data should be read together with our consolidated financial statements and related notes included in this report. The results of operations for any one quarter are not necessarily indicative of results to be expected in the current period or any future period.

	(In thousands, except per share data, Unaudited)
	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:
Product revenue	$83,992	$94,731	$84,456	$87,859
Service revenue	11,790	13,294	12,561	13,973
Total revenue	95,782	108,025	97,017	101,832
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	53,371	61,880	55,481	59,212
Service cost of sales	5,884	6,848	6,377	6,497
Selling, general and administrative	25,595	25,261	25,888	28,737
Depreciation and amortization	14,961	14,920	14,801	14,580
Total operating expenses	99,811	108,909	102,547	109,026
Operating loss	(4,029)	(884)	(5,530)	(7,194)
Interest expense	(9,301)	(8,136)	(6,406)	(5,752)
Interest income	141	315	123	248
Other income (expense), net	250	(147)	(109)	(300)
Income (loss) from equity method investments	(74)	67	(13)	(2)
Gain (loss) from extinguishment of debt	15,923	10,120	(668)	8,973
Income (loss) before income taxes	2,910	1,335	(12,603)	(4,027)
Income tax expense	(381)	(432)	(416)	(110)
Net income (loss)	2,529	903	(13,019)	(4,137)
Loss attributable to noncontrolling interest	299	627	391	254
Net income (loss) attributable to Clean Energy Fuels Corp.	$2,828	$1,530	$(12,628)	$(3,883)
Basic income (loss) per share	$0.03	$0.01	$(0.10)	$(0.03)
Diluted income (loss) per share	$0.03	$0.01	$(0.10)	$(0.03)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue:
Product revenue	$76,229	$67,849	$67,669	$75,545
Service revenue	13,262	13,167	14,123	13,755
Total revenue	89,491	81,016	81,792	89,300
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54,597	50,825	52,884	58,107
Service cost of sales	6,264	6,519	7,283	6,192
Inventory valuation provision	—	—	13,158	—
Selling, general and administrative	23,773	23,304	24,798	23,794
Depreciation and amortization	15,317	14,336	14,104	12,857
Asset impairments and other charges	—	—	60,666	7,268
Total operating expenses	99,951	94,984	172,893	108,218
Operating loss	(10,460)	(13,968)	(91,101)	(18,918)
Interest expense	(4,911)	(4,285)	(4,270)	(4,285)
Interest income	192	499	465	341
Other income (expense), net	(167)	135	4	167
Loss from equity method investments	(36)	(34)	(30)	(31)
Gain from extinguishment of debt	3,195	—	—	—
Gain from sale of certain assets of subsidiary	70,648	(762)	—	772
Loss from formation of equity method investment	—	—	—	(6,465)
Income (loss) before income taxes	58,461	(18,415)	(94,932)	(28,419)
Income tax benefit (expense)	2,263	(124)	44	(269)
Net income (loss)	60,724	(18,539)	(94,888)	(28,688)
Loss attributable to noncontrolling interest	335	731	747	341
Net income (loss) attributable to Clean Energy Fuels Corp.	$61,059	$(17,808)	$(94,141)	$(28,347)
Basic income (loss) per share	$0.41	$(0.12)	$(0.62)	$(0.19)
Diluted income (loss) per share	$0.40	$(0.12)	$(0.62)	$(0.19)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clean Energy Fuels Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2001.
Irvine, California
March 13, 2018

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$36,119	$36,081
Restricted cash	6,996	1,127
Short-term investments	73,718	141,462
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $3,676 as of December 31, 2016 and 2017, respectively	79,432	63,961
Other receivables	21,934	19,235
Inventory	29,544	35,238
Prepaid expenses and other current assets	14,021	7,793
Total current assets	261,764	304,897
Land, property and equipment, net	483,923	367,305
Notes receivable and other long-term assets, net	16,377	21,397
Investments in other entities	3,475	30,395
Goodwill	93,018	64,328
Intangible assets, net	38,700	3,590
Total assets	$897,257	$791,912
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt and capital lease obligations	$5,943	$139,699
Accounts payable	23,637	17,901
Accrued liabilities	52,601	42,268
Deferred revenue	7,041	3,432
Total current liabilities	89,222	203,300
Long-term portion of debt and capital lease obligations	241,433	120,388
Long-term debt, related party	65,000	—
Other long-term liabilities	7,915	18,566
Total liabilities	403,570	342,254
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 145,538,063 shares and 151,650,969 shares as of December 31, 2016 and 2017, respectively	15	15
Additional paid-in capital	1,090,361	1,111,432
Accumulated deficit	(603,836)	(683,570)
Accumulated other comprehensive loss	(17,675)	(887)
Total Clean Energy Fuels Corp. stockholders' equity	468,865	426,990
Noncontrolling interest in subsidiary	24,822	22,668
Total stockholders' equity	493,687	449,658
Total liabilities and stockholders' equity	$897,257	$791,912

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2015	2016	2017
Revenue:
Product revenue	$329,168	$351,038	$287,292
Service revenue	55,152	51,618	54,307
Total revenue	384,320	402,656	341,599
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	230,621	229,958	216,413
Service cost of sales	27,864	25,592	26,258
Inventory valuation provision	—	—	13,158
Selling, general and administrative	112,239	105,481	95,669
Depreciation and amortization	55,219	59,262	56,614
Asset impairments and other charges	—	—	67,934
Total operating expenses	425,943	420,293	476,046
Operating loss	(41,623)	(17,637)	(134,447)
Interest expense	(95,813)	(29,595)	(17,751)
Interest income	843	827	1,497
Other income (expense), net	2,627	(306)	139
Loss from equity method investments	(815)	(22)	(131)
Gain from extinguishment of debt, net	—	34,348	3,195
Gain from sale of certain assets of subsidiary	937	—	70,658
Loss from formation of equity method investment	—	—	(6,465)
Loss before income taxes	(133,844)	(12,385)	(83,305)
Income tax benefit (expense)	(1,614)	(1,339)	1,914
Net loss	(135,458)	(13,724)	(81,391)
Loss attributable to noncontrolling interest	1,216	1,571	2,154
Net loss attributable to Clean Energy Fuels Corp.	$(134,242)	$(12,153)	$(79,237)
Loss per share:
Basic and diluted	$(1.47)	$(0.10)	$(0.53)
Weighted-average common shares outstanding:
Basic and diluted	91,607,578	119,395,423	150,430,239
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31, 2015			Years Ended December 31, 2016			Year Ended December 31, 2017
	Clean Energy Fuels Corp.	Noncontrolling Interest	Total	Clean Energy Fuels Corp.	Noncontrolling Interest	Total	Clean Energy Fuels Corp.	Noncontrolling Interest	Total
Net loss	$(134,242)	$(1,216)	$(135,458)	$(12,153)	$(1,571)	$(13,724)	$(79,237)	$(2,154)	$(81,391)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2015, 2016 and 2017	(9,653)	—	(9,653)	1,567	—	1,567	(113)	—	(113)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2015, 2016 and 2017	(8,078)	—	(8,078)	1,652	—	1,652	—	—	—
Unrealized gains on available-for-sale securities, net of $0 tax in 2015, 2016 and 2017	6	—	6	79	—	79	189	—	189
Release of foreign currency translation adjustments on contribution of subsidiary into equity method investment	—	—	—	—	—	—	16,712	—	16,712
Total other comprehensive income (loss)	(17,725)	—	(17,725)	3,298	—	3,298	16,788	—	16,788
Comprehensive loss	$(151,967)	$(1,216)	$(153,183)	$(8,855)	$(1,571)	$(10,426)	$(62,449)	$(2,154)	$(64,603)
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity

	Shares	Amount
Balance, December 31, 2014	90,203,344	$9	$898,106	$(457,441)	$(3,248)	$27,609	$465,035
Issuance of common stock	2,179,373	—	6,314	—	—	—	6,314
Stock-based compensation	—	—	10,779	—	—	—	10,779
Net loss	—	—	—	(134,242)	—	(1,216)	(135,458)
Accumulated other comprehensive income (loss)	—	—	—	—	(17,725)	—	(17,725)
Balance, December 31, 2015	92,382,717	9	915,199	(591,683)	(20,973)	26,393	328,945
Issuance of common stock, net of offering costs	32,889,517	4	101,116	—	—	—	101,120
Issuance of common stock in connection with debt extinguishment	20,265,829	2	65,954	—	—	—	65,956
Stock-based compensation	—	—	8,092	—	—	—	8,092
Net loss	—	—	—	(12,153)	—	(1,571)	(13,724)
Accumulated other comprehensive income (loss)	—	—	—	—	3,298	—	3,298
Balance, December 31, 2016	145,538,063	15	1,090,361	(603,836)	(17,675)	24,822	493,687
Cumulative effect of Accounting Standards Updates adopted (1)			194	(497)	—	—	(303)
Issuance of common stock, net of offering costs	6,112,906		12,454	—	—	—	12,454
Stock-based compensation	—	—	8,423	—	—	—	8,423
Net loss	—	—	—	(79,237)	—	(2,154)	(81,391)
Accumulated other comprehensive income (loss)	—	—	—	—	16,788	—	16,788
Balance, December 31, 2017	151,650,969	$15	$1,111,432	$(683,570)	$(887)	$22,668	$449,658
See accompanying notes to consolidated financial statements.
(1) The Company adopted two Accounting Standards Updates effective January 1, 2017 (see Note 1 for more information).

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net loss	$(135,458)	$(13,724)	$(81,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,219	59,262	56,614
Provision for doubtful accounts, notes and inventory	2,872	4,374	19,835
Stock-based compensation expense	10,779	8,092	8,123
Amortization of debt issuance cost	2,969	1,527	847
Non-cash interest charge related to a terminated credit agreement	54,925	—	—
Accretion of notes payable	57	—	—
Gain on extinguishment of debt, net	—	(34,348)	(3,195)
Gain from sale of certain assets of subsidiary	(937)	—	(70,658)
Loss from formation of equity method investment	—	—	6,465
Asset impairments and other charges	—	—	58,061
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	3,426	30,171	6,881
Inventory	5,191	(1,520)	963
Prepaid expenses and other assets	2,876	347	5,643
Accounts payable	(12,005)	(764)	(8,964)
Deferred revenue	(4,134)	(3,479)	9,268
Accrued expenses and other	2,124	(3,876)	(13,919)
Net cash provided by (used in) operating activities	(12,096)	46,062	(5,427)
Cash flows from investing activities:
Purchases of short-term investments	(158,840)	(137,023)	(340,194)
Maturities and sales of short-term investments	176,969	165,695	272,220
Purchases and deposits on property and equipment	(51,415)	(23,640)	(36,307)
Loans made to customers	(4,279)	(2,816)	(894)
Payments on and proceeds from sales of loans receivable	928	842	1,102
Restricted cash	1,650	(2,634)	1,578
Cash received from sale certain assets of subsidiary, net of cash transferred	1,118	—	154,489
Cash contributed in formation of equity method investment	—	—	(2,404)
Investments in other entities	—	(833)	(1,928)
Capital from equity method investment	—	3,031	—
Acquisitions, net of cash acquired	—	(1,550)	—
Net cash provided by (used in) investing activities	(33,869)	1,072	47,662
Cash flows from financing activities:
Issuances of common stock	7,197	103,591	10,767
Fees paid for issuances of common stock	(883)	(2,283)	(638)
Proceeds from debt instruments	384	7,412	9,765
Proceeds from revolving line of credit	31	73,508	312
Repayment of borrowing under revolving line of credit	(64)	(50,027)	(23,812)
Repayment of capital lease obligations and debt instruments	(6,258)	(187,824)	(30,707)
Payment to holders of stock options in subsidiaries	—	—	(8,850)
Net cash provided by (used in) financing activities	407	(55,623)	(43,163)
Effect of exchange rates on cash and cash equivalents	(3,099)	884	890
Net decrease in cash and cash equivalents	(48,657)	(7,605)	(38)
Cash and cash equivalents, beginning of year	92,381	43,724	36,119
Cash and cash equivalents, end of year	$43,724	$36,119	$36,081
Supplemental disclosure of cash flow information:
Income taxes paid	$890	$1,012	$344
Interest paid, net of $835, $447 and $103 capitalized, respectively	$37,662	$29,774	$17,048
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies
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
The Company's principal business is supplying renewable natural gas ("RNG"), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits"); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives. In addition, for all periods presented before March 31, 2017, the Company produced RNG at its own production facilities, and for all periods presented before December 29, 2017, the Company manufactured, sold and serviced natural gas fueling compressors and other equipment used in CNG stations. See Note 3 for more information.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive loss and cash flows in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Prior period Gain from change in fair value of derivative warrants of $1,414 and $22 for the years ended December 31, 2015 and 2016, respectively, were reclassified from a separate line item into Selling, general and administrative in the consolidated statements of operations, and the same amounts were reclassified into Accrued expenses and other in the consolidated statements of cash flows to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2017. In addition, Deferred revenue of $4,134 and $3,479 for the years ended December 31, 2015 and 2016, respectively were reclassified from Accrued expenses and other as a separate line item in the consolidated statements of cash flows to conform to current period presentation. These reclassifications had no material impact on the Company’s financial position, results of operations or cash flows as previously reported.
Prior period Interest income of $843 for the year ended December 31, 2015 was reclassified from Interest expense, net to a separate line item, to conform to the classifications used to prepare the consolidated financial statements for the years ended December 31, 2016 and 2017. This reclassification had no material impact on the Company’s financial position, results of operations or cash flows as previously reported.
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
Note 1—Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.
Fair Value of Financial Instruments
The carrying values of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivables, other receivables, notes receivable, accounts payable, accrued expenses and other current liabilities, capital lease obligations and notes payable, approximate their respective fair values.
Inventory
Inventory consists of raw materials and spare parts, work in process and finished goods and is stated at the lower of cost (first-in, first-out) or net realizable value. The Company writes down the carrying value of its inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions, among other factors.
Inventories consisted of the following as of December 31, 2016 and 2017:

	2016	2017
Raw materials and spare parts (1)	$24,843	$35,145
Work in process	845	—
Finished goods	3,856	93
Total inventory	$29,544	$35,238

(1)
During the year ended December 31, 2017, $19,394 in station parts were reclassified from construction in progress within Land, property, and equipment, net, into Inventory in the consolidated balance sheets because they will primarily be used for stations to be sold. See Note 2 for more information.

Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to 10 years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $4,292, $3,295, and $4,360 for the years ended December 31, 2015, 2016 and 2017, respectively.
Long-Lived Assets
The Company reviews the carrying value of its long-lived assets, including property and equipment and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Events that could result in an impairment review include, among others, a significant decrease in the operating performance of a long-lived asset or asset group or the decision to close a fueling station. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. The fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by a number of factors, including, among others, future results, demand, and economic conditions, many of which can be difficult to predict.
In the third quarter of the year ended December 31, 2017, the Company recorded asset impairment charges of $32,274 related to one of its subsidiaries, IMW Industries Ltd. ("IMW") (formerly known as Clean Energy Compression Corp.) ("CEC") and

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

$20,384 related to certain station closures (see Note 2 for more information). There were no impairments of the Company’s long-lived assets in the years ended December 31, 2015 or 2016.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are from two to 20 years for technology, one to eight years for customer relationships, one to 10 years for acquired contracts, two to 10 years for trademarks and trade names, and three years for non-compete agreements.
The Company's intangible assets as of December 31, 2016 and 2017 were as follows:

	2016	2017
Technology	$54,400	$—
Customer relationships	16,576	5,376
Acquired contracts	4,384	4,384
Trademark and trade names	8,200	2,700
Non-compete agreements	2,060	860
Total intangible assets	85,620	13,320
Less accumulated amortization	(37,591)	(9,730)
Foreign currency rate change	(9,329)	—
Net intangible assets	$38,700	$3,590
Amortization expense for intangible assets was $5,539, $5,794, and $5,065 for the years ended December 31, 2015, 2016 and 2017, respectively. Estimated amortization expense for the five years and thereafter succeeding the year ended December 31, 2017 is approximately $1,393, $973, $765, $459, $0 and $0, respectively.
Goodwill
Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. The Company assesses its goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. The Company is required to use judgment when applying the goodwill impairment test, including, among other considerations, the identification of reporting unit(s), the assessment of qualitative factors, and the estimation of fair value of a reporting unit in the quantitative approach. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. The Company performs the impairment test annually on October 1, or more frequently if facts and circumstances warrant a review.
The qualitative goodwill assessment includes the potential impact on a reporting unit's fair value of certain events and circumstances, including its enterprise value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, then a quantitative impairment test is performed.
The quantitative assessment estimates the reporting unit's fair value based on its enterprise value plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions, stock price fluctuations, or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the reporting unit.
During the years ended December 31, 2015 and 2016, the Company utilized the qualitative approach and concluded there were no indicators of impairment to goodwill.
During the third quarter of the year ended December 31, 2017, as a result of the asset impairment charges recorded for intangible assets and stations (described previously and in Note 2), the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill test of its one reporting unit prior to the annual test performed in the fourth quarter of 2017. The goodwill test was performed by computing the fair value of the reporting unit and comparing it to the carrying value using a quantitative assessment. Based on the results of the goodwill test, the Company concluded that it is more likely than not that the fair value of its reporting unit exceeds its carrying amount and thus no impairment existed. The annual impairment

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

test was subsequently performed on October 1 using the quantitative assessment and the Company concluded no impairment existed. The qualitative assessment was also performed as of December 31, 2017 as a result of volatility in the Company's market capitalization subsequent to October 1, with no changes in the conclusions during the annual impairment test.
The following table summarizes the activity related to the carrying amount of goodwill:

Balance as of December 31, 2015	$91,967
Foreign currency translation adjustment	1,051
Balance as of December 31, 2016	93,018
Goodwill reduced during the year (1)	(30,154)
Foreign currency translation adjustment	1,464
Balance as of December 31, 2017	$64,328
(1) The Company reduced its goodwill balance by $26,576 when it sold certain assets of its subsidiary, Clean Energy Renewable Fuels ("Renewables"), on March 31, 2017, and by $3,578 when it contributed CEC to SAFE&CEC S.r.l. on December 29, 2017 (all described in Note 3).
Revenue Recognition
The Company recognizes revenue from various sources. The table below and the following discussion describe the Company’s revenue by group of similar products, services or other revenue sources.

	Year Ended December 31,
(in thousands)	2015	2016	2017
Volume -Related	$260,629	$283,814	$264,880
Compressor Sales	54,497	27,262	23,527
Station Construction Sales	37,830	64,942	51,854
AFTC (1)	30,986	26,638	—
Other	378	—	1,338
	$384,320	$402,656	$341,599
(1) Formerly known as VETC.
Volume -Related
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
The Company generates RIN Credits when it sells RNG as a vehicle fuel in the United States, and it generates LCFS Credits when it sells RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. The Company can sell these credits to third parties who need the credits to comply with federal and state requirements. RIN and LCFS Credits are included in volume related revenues. The Company recognizes revenue from the generation of these credits when it has an agreement in place to sell the credits at a fixed or determinable price.
Compressor Sales
Before completion of the CEC Combination (see Note 3), the Company recognized compression revenue through its former subsidiary CEC when it sold non-lubricated natural gas fueling compressors and other equipment. CEC used the percentage-of-completion method of accounting to recognize revenue because its projects were small and it was able to demonstrate that it could reasonably estimate costs to complete. In these circumstances, revenue was recognized based on costs incurred in relation to total estimated costs to be incurred for a project.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

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

The nature of accounting for contracts is such that refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change during the performance period of a contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Changes to these factors may result in revisions to costs and income, which are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. During the year ended December 31, 2017, there were no significant losses on open contracts.

The Company considers unapproved change orders to be contract variations for which the customer has approved the change of scope but an agreement has not been reached as to an associated price change. Change orders that are unapproved as to both price and scope are evaluated as claims. Claims have historically been insignificant. There were no significant unapproved change orders, claims, contract penalties, settlements or changes in contract estimates during the year ended December 31, 2017.

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
See the discussion under “Alternative Fuels Excise Tax Credit” below for more information.
Other
The Company collects and remits taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between the Company and our customers. These taxes may include, but are not limited to, fuel, sales and value-added taxes. The Company reports the collection of these taxes on a net basis.
Alternative Fuels Excise Tax Credit
Under separate pieces of U.S. federal legislation, the Company has been eligible to receive a federal alternative fuels tax credit (“AFTC,” formerly known as VETC) for its natural gas vehicle fuel sales made between October 1, 2006 and December

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

31, 2017. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, $0.50 per liquid gallon of LNG that the Company sold as vehicle fuel through 2015, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2016 and 2017.

Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its AFTC credits, if any, as revenue in its consolidated statements of operations because the credits are fully payable and do not need to offset income tax liabilities to be received. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

As a result of the legislation being signed into law in 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, will be recognized and collected subsequent to December 31, 2017. AFTC revenue recognized for years ended December 31, 2015, 2016 and 2017 was $30,986, $26,638 and $0, respectively.
LNG Transportation Costs
The Company records the costs incurred to transport LNG to its customers in the line item Product cost of sales in the accompanying consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $44, $15 and $311 for the years ended December 31, 2015, 2016 and 2017, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock‑based payment arrangements over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black‑Scholes option pricing model, which requires the input of certain assumptions, including the expected life of the stock‑based payment awards, stock price volatility and risk‑free interest rates. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its common stock on the date of grant.
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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

Diluted net loss per share is computed by dividing the net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period and potentially dilutive securities outstanding during the period, and therefore reflects the dilution from common shares that may be issued upon exercise or conversion of these potentially dilutive securities, such as stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock awards and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive:

	2015	2016	2017
Stock options	11,487,938	11,467,796	8,613,854
Warrants	2,130,682	—	—
Convertibles notes	35,185,979	16,573,799	14,991,521
Restricted stock units	3,419,776	2,072,304	1,832,575
Foreign Currency Translation
The Company uses the local currency as the functional currency of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Foreign currency translation adjustments are recorded as accumulated other comprehensive loss in stockholders' equity.
Foreign currency transactions occur when there is a transaction denominated in other than the respective entity's functional currency. The Company records the changes in the exchange rate for these transactions in the consolidated statements of operations. For the years ended December 31, 2015, 2016 and 2017, foreign exchange transaction gains and (losses) were included in other income (expense) in the accompanying consolidated statements of operations and were $975, $132 and $(246), respectively.
Comprehensive Loss
Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2015, 2016 and 2017 was primarily comprised of the Company's foreign currency translation adjustments.
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
The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation ("FDIC"), and other foreign insurance limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC insurance limits were $34,439 and $34,709 as of December 31, 2016 and 2017, respectively.
Recently Adopted Accounting Changes and Recently Issued Accounting Standards
Recently Adopted Accounting Changes

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. This ASU allows entities to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. Specifically, an entity will not apply modification accounting if all of the following are the same immediately before and after the change: (1) the award's fair value (or calculated value or intrinsic value if those measurement methods are used), (2) the award's vesting conditions, and (3) the award's classification as an equity or liability instrument. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company elected to early adopt this ASU during the year ended December 31, 2017, which did not have any impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company is the first quarter of 2020 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company elected to early adopt this ASU during the year ended December 31, 2017, which did not have any impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a criteria to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company is the first quarter of 2018 and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company elected to early adopt this ASU during the year ended December 31, 2017, which did not have any impact on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under the new standard, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon purchase or receipt of the asset. The Company early adopted the standard as of January 1, 2017. This election was implemented under the modified retrospective approach, resulting in a $303 increase in accumulated deficit representing the cumulative recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occurred before the adoption date.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting. The new standard was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the standard as of January 1, 2017 and in connection with the adoption, the Company elected to recognize forfeitures when they occur. Previously, the Company estimated a forfeiture rate in accordance with prior guidance. This election was implemented under the modified retrospective approach with a cumulative effect of an increase in accumulated deficit of $194, net of tax. This adjustment represents the cumulative additional compensation expense that would have been amortized through the date of adoption had this accounting policy election been in place. This ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. As a result, the Company’s deferred tax asset relating to its net operating loss carryovers increased by $8,600 with a corresponding increase in the deferred tax asset valuation allowance. The Company also adopted, on a prospective basis, (1) the classification of excess tax benefits as an operating activity in the consolidated statements of cash flows and (2) the exclusion of the amount of excess tax benefits when applying the treasury stock method for the Company’s diluted loss per share calculation. Neither of these adoptions had a material impact on the Company's cash flows or diluted loss per share calculation for the year ended December 31, 2017. Additionally, the Company continues to (1) classify cash paid by the Company for directly withholding shares for tax withholding

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

purposes as a financing activity in the consolidated statements of cash flows and (2) withhold the statutory minimum taxes for participants in the Company’s stock-based compensation plans.
Recently Issued Accounting Standards
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

In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. Early adoption is allowed in an interim or annual reporting period. The Company is evaluating this ASU, but does not expect it to have a material impact on its consolidated financial statements and related disclosures.

In September 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The new standard provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating this ASU which is not expected to have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, and mandates a modified retrospective transition method. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements, and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company is evaluating this ASU which is not expected to have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. The standard may be applied retrospectively to all prior periods

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 1—Summary of Significant Accounting Policies (Continued)

presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”). The Company intends to adopt the new standard using the modified retrospective method.
Substantially all of the Company’s current revenue is volume related which primarily consists of natural gas fuel sales and O&M services. The remaining revenue is related to station construction and AFTC, RINS, and LCFS Credits sales. While the assessment is ongoing and not complete, the Company does not expect any material changes to the timing or amount of revenue under the new standard. As the assessment nears completion, the Company has also identified and is implementing any necessary changes to its processes, internal controls and systems configurations from the implementation of the new revenue standard. Additionally, the Company’s revenue disclosures are expected to expand and may require judgment in certain areas. The Company does not expect any significant changes to other accounting policies from the adoption of the new revenue standard.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 2—Asset Impairments, Other Charges, and Inventory Valuation Provision
In light of continuing low oil prices and the current state of natural gas vehicle adoption, among other factors, during the third quarter of the year ended December 31, 2017, the Company undertook an evaluation of its operations with the intent of minimizing and eliminating assets it believed were underperforming. As a result of this evaluation, the Company identified certain of its fueling stations where the current and projected natural gas volume and profitability levels are not expected to be sufficient to support the Company’s investment in the fueling station assets, and the Company decided to close these stations. The Company also reduced its workforce and took other steps to reduce overhead costs as a result of this evaluation, in an effort to lower its operating expenses going forward. In addition, this evaluation resulted in a strategic shift in how the Company viewed its natural gas compressor business, operated by CEC. In an effort to increase the scale and reach and improve the financial prospects of the Company’s investment in this business, the Company entered into an investment agreement with a strategic partner in November 2017, pursuant to which both parties combined their respective natural gas compressor businesses (see Note 3 for more information). As a result of these decisions and the steps taken to implement them, the Company incurred, during the year ended December 31, 2017 and on a pre-tax basis, aggregate cash and non-cash charges related to asset impairments and other charges, and a non-cash inventory valuation charge. In addition, the Company incurred a cash charge related to a payment for LCFS Credits during the fourth quarter of 2017.

The following table summarizes these charges:

Year Ended December 31, 2017
Workforce reduction and related charges	$3,057
CEC asset impairments	32,274
Station closures and related charges	25,557
LCFS Credits charge	7,046
Total asset impairments and other charges	$67,934
Inventory valuation provision	13,158
Total charges	$81,092

Workforce Reduction and Related Charges

As a result of the workforce reduction, severance costs of $2,757 were incurred in connection with employee terminations and $300 in stock-based compensation expense was incurred for the associated acceleration of certain stock awards.

Impairments of Long-Lived Assets

CEC: Asset Impairment Charges

Due to the continued low global demand for compressors, and the decision to position CEC’s compressor business for industry consolidation with a potential strategic partner, the Company’s management determined that an impairment indicator was present for the long-lived assets of CEC. Recoverability was tested using future cash flow projections based on management’s long-term estimates of market conditions. Based on the results of this test, the sum of the undiscounted future cash flows was less than the carrying value of the CEC asset group. As a result, these long-lived assets were written down to their respective fair values, resulting in an impairment charge of $32,274. Fair value was based on expected future cash flows using Level 3 inputs. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections.
Station Closures and Related Charges

During the third quarter of the year ended December 31, 2017, the Company decided to close 42 fueling stations by December 31, 2017, which were performing below management’s expectations based on volume and profitability levels. As a result, these station assets, which had an aggregate carrying value of $23,270 were written down to their respective fair values of $2,886 on an aggregate basis, resulting in a charge of $20,384. The fair values of these assets were determined using the cost approach.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 2—Asset Impairments, Other Charges, and Inventory Valuation Provision (Continued)

In addition, certain of these station closures triggered related other charges totaling $5,173, which consists of write-offs for any deferred losses, lease termination fees, and an increase in asset retirement obligations ("AROs").

Due to the closure of these stations, the Company's management assessed whether impairment indicators were present for the long-lived assets of the Company's other fueling stations. The Company determined there were no indicators of impairment present amongst the remaining fueling stations and no further steps were required for an impairment evaluation with respect to these stations.

Inventory Valuation Provision

As a result of the Company's evaluation process to minimize and eliminate underperforming station assets, the Company determined that $27,198 of certain station parts which were historically classified as construction in progress within Land, property, and equipment, net, were to be reclassified as Inventory in the consolidated balance sheets because they will primarily be used for stations to be sold. Subsequent to the reclassification, the Company calculated and recorded a lower of cost or market non-cash charge of $7,804 for these station parts. Additionally, in conjunction with its decision to seek a strategic partner for CEC, the Company incurred a lower of cost or market non-cash charge of $5,354 for the inventory of CEC. The aggregate amount of $13,158 is reported as Inventory valuation provision in the consolidated statements of operations for the year ended December 31, 2017.

Cash Charges

The following table summarizes the charges related to the foregoing that will be settled with cash payments and their related liability balances as of December 31, 2017:

	Charges	Cash Payments Made in the Year Ended December 31, 2017	Balance as of December 31, 2017
Employee severance	$2,757	(2,757)	$—
Lease termination fees and AROs for station closures	4,083	(70)	4,013
	$6,840	(2,827)	$4,013
LCFS Credits Charge

The Company generates LCFS Credits when it sells RNG and conventional natural gas for use as a vehicle fuel and can sell and transfer these credits to third parties. The California Air Resources Board (“CARB”) restricted the Company’s ability to sell and transfer LCFS Credits during the third and fourth quarters of 2017, pending completion of an administrative review. The Company was, however, required to settle preexisting contractual obligations to transfer LCFS Credits to third parties by making cash payments totaling $7,046, the equivalent value of the LCFS Credits the Company would have otherwise transferred to satisfy its obligations. These payments are reported in Asset impairments and other charges in the consolidated statements of operations for the year ended December 31, 2017. In November 2017, CARB invalidated certain LCFS Credits the Company had generated in prior periods and released the restriction on the Company’s ability to sell and transfer LCFS Credits. The Company is disputing CARB’s invalidation of LCFS Credits.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 3—Acquisitions and Divestitures
BP Transaction
On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “BP Transaction”), consisting of Renewables’ two existing RNG production facilities, Renewables’ interest in the RNG Ventures (as defined in Note 9) and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed the obligations under the Canton Bonds (as defined in Note 11), which totaled $8,820 as of March 31, 2017.

On March 31, 2017, BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487 (the "BP Note") which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, BP paid Renewables an additional $2,010 on June 22, 2017. Pursuant to the APA, the valuation date of the BP Transaction was January 1, 2017, and as a result, the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the BP Transaction was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the consolidated statement of operations through the three months ended March 31, 2017.

In addition, under the APA, BP is required, following the closing of the BP Transaction, to pay Renewables up to an additional $25,000 in cash over a five-year year period if certain performance criteria relating to the Assets are met. The Company satisfied the performance criteria for the first such period, which ended on December 31, 2017, and as a result, the Company recognized $772 which is included in the total gain on BP Transaction.

The Company incurred $3,695 in transaction fees in connection with the BP Transaction, and subsequent to March 31, 2017, the Company paid $8,605 in cash and issued 770,269 shares of the Company's common stock, collectively valued at $1,964, to holders of options to purchase membership units in Renewables. The net proceeds from the BP Transaction, net of $1,007 cash transferred to BP, were $142,190.

Following completion of the BP Transaction, Renewables and the Company are continuing to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through the Company's natural gas fueling infrastructure as Redeem, the Company's RNG vehicle fuel. The Company also collects royalties from BP on gas purchased from BP and sold as Redeem at the Company's stations, which royalty is in addition to any payment obligation of BP under the APA.
The BP Transaction resulted in a total gain of $70,658, which was recorded in Gain from sale of certain assets of subsidiary in the Company's consolidated statement of operations for the year ended December 31, 2017. Included in the determination of this gain amount is goodwill of $26,576 that was allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the reporting unit that was retained.
The Company determined that the BP Transaction did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift in the Company's strategy.
SAFE&CEC S.r.l.
On November 26, 2017, the Company, through its former subsidiary CEC, entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy, pursuant to which the Company and LR agreed to combine their respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (such combination transaction, the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. Upon the closing of the CEC Combination, which occurred on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.'s operations. The Company has an investment balance in SAFE&CEC S.r.l. of $27,883 as of December 31, 2017. The fair value of the CEC Combination was determined using the income valuation approach. Under the income approach, we used a discounted cash flow model (“DCF”) in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 3—Acquisitions and Divestitures (Continued)

present value using an appropriate expected discount rate. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. This valuation approach is considered a Level 3 fair value measurement. If actual results, market and economic conditions, including interest rates, and other factors are not consistent with management’s estimates and assumptions used in this calculation, the Company may be exposed to additional impairment losses.

The CEC Combination resulted in a total loss of $6,465, which was recorded in Loss from formation of equity method investment in the Company's consolidated statement of operations for the year ended December 31, 2017. The Company incurred working capital adjustments, funding for certain post-closing commitments, and transaction fees, of which $3,986 was unpaid and recorded in Accrued liabilities in the Company's consolidated balance sheet as of December 31, 2017. Included in this loss amount is goodwill of $3,578 that was allocated to the disposed assets based on the relative fair values of those assets and the portion of the reporting unit that was retained. Prior to the CEC Combination, CEC had pre-tax losses of $13,657, $15,601, and $45,126 for fiscal years 2015, 2016, and 2017, respectively.
The Company determined that the CEC Combination did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company's operations and financial results.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 4—Restricted Cash
The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash as of December 31, 2016 and 2017 consisted of the following:

	December 31, 2016	December 31, 2017
Short-term restricted cash:
Standby letters of credit	$1,753	$1,127
Canton Bonds (see Note 11)	3,665	—
Held in escrow	1,578	—
Total short-term restricted cash	$6,996	$1,127
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
The Company reviews available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2017, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$8,791	$(4)	$8,787
Corporate bonds	21,517	(7)	21,510
Certificate of deposits	43,421	—	43,421
Total short-term investments	$73,729	$(11)	$73,718
Short-term investments as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,414	$(49)	$21,365
Zero coupon bonds	54,159	(33)	54,126
Corporate bonds	55,109	(40)	55,069
Certificate of deposits	10,902	—	10,902
Total short-term investments	$141,584	$(122)	$141,462

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
As of December 31, 2017, the Company's financial instruments consisted of available-for-sale securities, liability-classified warrants and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values as of December 31, 2016 and 2017. See Note 11 for more information about the Company's debt instruments. There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy as of December 31, 2016 and December 31, 2017, respectively.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2017, respectively:

Description	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$8,787	$—	$8,787	$—
Corporate bonds	21,510	—	21,510	—
Certificate of deposits	43,421	—	43,421	—
Liabilities:
Warrants(2)	581	—	—	581

Description	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$21,365		$21,365	$—
Zero coupon bonds	54,126		54,126	—
Corporate bonds	55,069		55,069	—
Certificate of deposits	10,902		10,902	—
Liabilities:
Warrants(2)	536	—	—	536
_______________________________________________________________________________

(1)	Included in short-term investments in the consolidated balance sheets. See Note 5 for more information.

(2)	Included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(6) Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3):

Liabilities: Warrants	2016	2017
Beginning Balance	$632	$581
Gain included in earnings	(51)	(45)
Ending Balance	$581	$536
Non-Financial Assets

In the year ended December 31, 2017, long-lived assets held and used with a carrying value of $59,367 were written down to their fair value of $6,709, resulting in charges of $52,658. The fair value of these assets was determined using Level 3 inputs. See Note 2 for more information.
Note 7—Other Receivables
Other receivables as of December 31, 2016 and 2017 consisted of the following:

	2016	2017
Loans to customers to finance vehicle purchases	$7,416	$4,746
Accrued customer billings	4,308	10,072
Fuel tax credits	6,358	177
Other	3,852	4,240
Total other receivables	$21,934	$19,235
Note 8—Land, Property and Equipment
Land, property and equipment as of December 31, 2016 and 2017 consisted of the following:

	2016	2017
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
RNG plants (1)	47,545	—
Station equipment (2)	341,605	304,090
Trailers	54,985	70,906
Other equipment (2)	93,118	88,313
Construction in progress (2) (3)	117,662	74,905
	752,407	635,706
Less accumulated depreciation	(268,484)	(268,401)
Total land, property and equipment, net	$483,923	$367,305
(1) The RNG plants were sold in the BP Transaction (see Note 3 for more information).

(2)	Certain of these assets were written down during the year ended December 31, 2017 (see Note 2 for more information).

(3)
During the year ended December 31, 2017, $19,394 in station parts were reclassified from construction in progress within Land, property, and equipment, net, into Inventory in the consolidated balance sheets because they will primarily be used for stations to be sold (see Note 2 for more information).

Included in the land, property and equipment are capitalized software costs of $25,728 and $26,003 as of December 31, 2016 and 2017, respectively. The accumulated amortization of the capitalized software costs is $17,237 and $18,737 as of

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(8) Land, Property and Equipment (Continued)

December 31, 2016 and 2017, respectively. The Company recorded $3,053, $3,444 and $4,382 of amortization expense related to the capitalized software costs during the years ended December 31, 2015, 2016 and 2017, respectively.
As of December 31, 2016 and 2017, $4,053 and $4,377, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the consolidated statements of cash flows as they are non-cash investing activities.
Note 9—Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On December 29, 2017, the Company obtained a 49% ownership interest in SAFE&CEC S.r.l. See Note 3 for more information.

RNG Ventures
In November 2016, Renewables entered into agreements to form joint ventures with Aria Energy Operating LLC ("Aria"), a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia. These joint ventures are referred to as the "RNG Ventures." Renewables' interest in the RNG Ventures was transferred to BP upon completion of the BP Transaction (see Note 3 for more information); however, Renewables retained the right to purchase 100% of the RNG that will be produced by these facilities for the vehicle fuels market. The Company accounted for its interest in the RNG Ventures using the equity method of accounting as the Company had the ability to exercise significant influence over these operations. The Company had an investment balance of $833 and $0 in the RNG Ventures as of December 31, 2016 and 2017, respectively.

MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC ("MCEP"), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting as the Company has the ability to exercise significant influence over MCEP's operations. The Company recorded a loss from this investment of $815, $22 and $131 for the years ended December 31, 2015, 2016 and 2017, respectively. Additionally, during the year ended December 31, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company had an investment balance of $1,642 and $1,512 in MCEP as of December 31, 2016 and 2017, respectively.
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage, which increased subsequent to December 31, 2017 (see Note 19 for more information). NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users. The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014.
On July 14, 2017, the Company contributed to NG Advantage all of its right, title and interest in and to a CNG fueling station located in Milton, Vermont. The Company had purchased this CNG station from NG Advantage in October 2014 in connection with the UPA, and at that time, the Company entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to the Company Series A Preferred Units with an aggregate value of $7,500. The Series A Preferred Units provide for an accrued return in the event of a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions; however, the Series A Preferred Units do not, in themselves, increase the Company's controlling interest in NG Advantage. As a result, immediately following the contribution, the Company's controlling interest in NG Advantage remained at 53.3%.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 9—Investment in Other Entities and Noncontrolling Interest in Subsidiary (Continued)

The Company recorded a loss from the noncontrolling interest in NG Advantage of $1,216, $1,571 and $2,154 for the years ended December 31, 2015, 2016 and 2017, respectively. The noncontrolling interest was $24,822 and $22,668 as of December 31, 2016 and 2017, respectively.
Note 10—Accrued Liabilities
Accrued liabilities as of December 31, 2016 and 2017 consisted of the following:

	2016	2017
Accrued alternative fuels incentives (1)	9,840	2,954
Accrued employee benefits	4,317	2,378
Accrued interest	1,849	1,486
Accrued gas and equipment purchases	11,657	8,722
Accrued property and other taxes	4,572	4,582
Salaries and wages	12,293	8,363
Other (2)	8,073	13,783
Total accrued liabilities	$52,601	$42,268
(1) Includes the amount of RINs and LCFS Credits and, as of December 31, 2016, the amount of AFTC payable to third parties. No AFTC amounts were accrued as of December 31, 2017 because, as of that date, the AFTC had expired (subsequent to December 31, 2017, however, the AFTC was reinstated for vehicle fuel sales made from January 1, 2017 through December 31, 2017). See Notes 1 and 19 for more information about AFTC.

(2)
The amount as of December 31, 2017 includes lease termination fees and AROs related to closure of certain fueling stations (see Note 2 for more information) and working capital adjustments, funding for certain commitments, and transaction fees incurred as a result of the CEC Combination (see Note 3 for more information).

Note 11—Debt
Debt and capital lease obligations as of December 31, 2016 and 2017 consisted of the following and are further discussed below:

		December 31, 2016
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	$150,000	274	$149,726
5.25% Notes	110,450	1,088	$109,362
PlainsCapital Bank	23,500	—	$23,500
Canton Bonds	9,520	373	$9,147
Capital lease obligations	6,028	—	$6,028
Other debt	14,850	237	$14,613
Total debt and capital lease obligations	314,348	1,972	312,376
Less amounts due within one year	(6,126)	(183)	(5,943)
Total long-term debt and capital lease obligations	$308,222	$1,789	$306,433

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 11—Debt (Continued)

		December 31, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes (1)	125,000	131	$124,869
5.25% Notes	110,450	454	$109,996
NG Advantage debt	17,185	259	$16,926
Capital lease obligations	7,054	—	$7,054
Other debt	1,242	—	$1,242
Total debt and capital lease obligations	260,931	844	260,087
Less amounts due within one year	(140,223)	(524)	(139,699)
Total long-term debt and capital lease obligations	$120,708	$320	$120,388
(1) Includes $65,000 and $0 in principal amount held by Mr. Pickens as of December 31, 2016 and December 31, 2017, respectively, which is classified as “Long-term debt, related party” on the consolidated balance sheets. See the description below for more information.
The following is a summary of the aggregate maturities of debt and capital lease obligations for each of the yearly periods subsequent to December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter
7.5% Notes (1)	25,000	50,000	50,000	—	—	—
5.25% Notes	110,450	—	—	—	—	—
NG Advantage debt	3,483	3,242	3,413	3,055	2,665	1,327
Capital lease obligations	1,072	1,021	925	871	917	2,248
Other debt	218	229	240	247	215	93
Total	$140,223	$54,492	$54,578	$4,173	$3,797	$3,668
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
On June 14, 2013 (the "Transfer Date"), Mr. Pickens and Green Energy Investment Holdings, LLC ("GEIH"), an affiliate of Leonard Green & Partners, L.P. (collectively, the "Buyers") and Chesapeake entered into a note purchase agreement ("Note Purchase Agreement") pursuant to which Chesapeake sold the outstanding CHK Notes (the "Sale") to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the "Assignment") and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the "Assumption"). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.
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
Note 11—Debt (Continued)

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
The entire principal balance of each 7.5% Note is due and payable seven years following its issuance and the Company may repay each 7.5% Note at maturity in shares of its common stock (provided that the Company may not issue more than 13,993,630 shares of its common stock to holders of 7.5% Notes) or cash. All of the shares issuable upon conversion of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the Securities and Exchange Commission.
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of December 31, 2017.
On August 27, 2013, GEIH transferred $16,800 in principal amount of its 7.5% Notes to third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 for a cash purchase price of $21,750. The Company's repurchase of this 7.5% Note resulted in a gain of $3,191 for the year ended December 31, 2017.
On February 21, 2017, GEIH transferred $11,800 in principal amount of its 7.5% Notes to third parties.
On November 17, 2017, Mr. Pickens transferred all remaining $40,000 in principal amount of his 7.5% Notes to third parties.
As a result of the foregoing transactions, as of December 31, 2017, (i) GEIH held 7.5% Notes in an aggregate principal amount of $68,200 and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $56,800.
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
On February 29, 2016, the Company prepaid in cash an aggregate of $60,000 in principal amount and $1,812 in accrued and unpaid interest owed under the SLG Notes.
On July 14, 2016, the Company exchanged the outstanding principal amount of the SLG Notes, totaling $85,000, and all accrued and unpaid interest thereon, totaling $248, for an aggregate of 14,000,000 shares of the Company's common stock and$38,155 in cash. The Company recognized a loss of $891 for the year ended December 31, 2016 related to the exchange of the SLG Notes for the Company's common stock. The repurchased and exchanged SLG Notes have been surrendered and canceled in full and the Company has no further obligations under the SLG Notes.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 11—Debt (Continued)

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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of December 31, 2017.
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
Note 11—Debt (Continued)

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
PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (“Plains LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility were due and payable on February 28, 2017. Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On October 31, 2016, the Plains LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company had no amounts outstanding under the Credit Facility as of December 31, 2017.

The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of December 31, 2017.
Canton Bonds
On March 19, 2014, Canton Renewables LLC ("Canton"), a former subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC—Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the "Canton Bonds").
The Canton Bonds were issued by the Michigan Strategic Fund (the "Issuer") and the proceeds of the issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014.
On March 31, 2017, Canton was sold to BP in the BP Transaction (see Note 3). As a result, the Canton Bonds became the obligation of BP as of such date.
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
Note 11—Debt (Continued)

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

NG Advantage has other debt for trailers and equipment due at various dates through 2024 bearing interest at rates up to 6.01%, with weighted -average interest rates of 5.51% and 4.87%, and outstanding principal balance of $2,598 and $9,207 as of December 31, 2016 and December 31, 2017, respectively.
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02% and with a weighted -average interest rate of 5.72% and 4.79% as of December 31, 2016 and 2017, respectively.
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
Concurrently with the execution of the Credit Agreement, the Company issued to GE a warrant to purchase up to 5,000,000 shares of its common stock at a price of $0.01 per share (the "GE Warrant"). On December 31, 2015, the Company terminated the Credit Agreement and all related documents except for the GE Warrant, which effectively became exercisable for only 1,000,000 shares because the vesting conditions relating to the other 4,000,000 shares subject to the GE Warrant could not occur following the termination. See Note 12 for more information about the GE Warrant. No amounts had been borrowed by the Borrowers under the Credit Agreement as of its termination. As a result of the termination, all related unamortized deferred financing costs that were to be amortized to interest expense in future periods have been removed from the balance sheet and a non-cash charge totaling $54,925 was recorded in interest expense in the fourth quarter of the year ended December 31, 2015.
Note 12—Stockholders' Equity
Authorized Shares
The Company's certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2017, the Company was authorized to issue 225,000,000 shares, of which 224,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.
Dividend Provisions
The Company did not declare or pay any dividends during the years ended December 31, 2015, 2016 or 2017.
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
Note 12—Stockholders' Equity (continued)

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

The following table summarizes the activity under the ATM Program for the periods presented:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(in 000s, except per-share amounts)	2015	2016	2017
Gross proceeds	$6,943	$103,591	$10,767
Fees and issuance costs	493	2,612	311
Net proceeds	$6,450	$100,979	$10,456
Shares issued	1,561,902	31,064,434	3,802,500
Other
As of December 31, 2017, third parties held outstanding warrants, which expire in 2020, to purchase equity interests in NG Advantage. Such warrants allow the purchase of up to 127,200 NG Advantage common units and are accounted for as liability-classified warrants. The fair value was $581 and $536 as of December 31, 2016 and 2017, respectively (see Note 6 for more information) and the gain (loss) from the change in fair value was $69, $(21) and $45 for the years ended December 31, 2015, 2016 and 2017, respectively.
Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the consolidated statements of operations during the periods presented:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12—Stockholders' Equity (continued)

	Years Ended December 31,
	2015	2016	2017
Stock-based compensation expense, net of $0 tax in 2015, 2016 and 2017 (1)	$10,779	$8,092	$8,423
(1)     $300 of stock-based compensation expense for the year ended December 31, 2017 is recorded in asset impairments and other charges in the consolidated statements of operations and is reported in non-cash portion of asset impairments and other charges in the consolidated statements of cash flows. See Note 2 for more information.
Equity Incentive Plans
In December 2002, the Company adopted its 2002 Stock Option Plan ("2002 Plan").
In December 2006, the Company adopted its 2006 Equity Incentive Plan ("2006 Plan"), which became effective on May 24, 2007, the date the Company completed its initial public offering of common stock. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan, at which time unissued awards under the 2002 Plan became available for grant under the 2006 Plan.
In May 2016, the Company adopted its 2016 Performance Incentive Plan ("2016 Plan"), which became effective on May 26, 2016, the date of approval of the 2016 Plan by the Company's stockholders. The 2006 Plan became unavailable for new awards upon the effectiveness of the 2016 Plan. Unissued awards under the 2002 and 2006 Plans are not available for future grant under the 2016 Plan. If any outstanding award under the 2002 Plan or 2006 Plan expires or is canceled, the shares allocable to the unexercised portion of that award will be added to the share reserve under the 2016 Plan and will be available for grant under the 2016 Plan. As of December 31, 2017, the Company had 4,823,956 shares available for future grant under the 2016 Plan.
Stock Options
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options Outstanding as of December 31, 2014	11,486,301	$11.91
Granted	1,415,200	5.39
Exercised	(608,279)	2.96
Forfeited or Expired	(805,284)	14.04
Options Outstanding as of December 31, 2015	11,487,938	$11.44
Granted	284,750	3.63
Exercised	—	—
Forfeited or Expired	(304,892)	11.30
Options Outstanding as of December 31, 2016	11,467,796	$11.25
Granted	1,139,500	2.83
Exercised	—	—
Forfeited or Expired	(3,993,442)	12.34
Options Outstanding as of December 31, 2017	8,613,854	$9.62	4.65	—
Options Exercisable as of December 31, 2017	7,118,956	$10.91	3.81	—
Options Vested and Expected to Vest as of December 31, 2017	8,613,854	$9.62	4.65	—
As of December 31, 2017, there was $2,076 of total unrecognized compensation cost related to unvested shares underlying outstanding stock options. That cost is expected to be expensed over a remaining weighted average period of 1.51 years. The total fair value of shares vested during the year ended December 31, 2017 was $2,463.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12—Stockholders' Equity (continued)

The intrinsic value of all stock options exercised during the year ended December 31, 2015, 2016 and 2017 was $2,197, $0 and $0 respectively.
The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Years Ended December 31,
	2015	2016	2017
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	59.2% to 72.0%	61.1% to 70.8%	63.61%
Risk-free interest rate	1.7% to 1.8%	1.2% to 2.0%	2.05%
Expected life in years	6.0	6.0	6.0
The weighted-average grant date fair values of stock options granted during the years ended December 31, 2015, 2016 and 2017, were $3.29, $2.30 and $1.67, respectively. The volatility amounts used were estimated based on the Company's historical and implied volatility of its traded options. The expected lives used were based on historical exercise periods and the Company's anticipated exercise periods for its outstanding stock options. The risk free interest rates used were based on the U.S. Treasury yield curve for the expected life of the stock options at the time of grant. The Company recorded $5,195, $2,561 and $2,213 of stock option expense during the years ended December 31, 2015, 2016 and 2017, respectively. The Company has not recorded any tax benefit related to its stock option expense.
Market-Based Performance Restricted Stock Units
The Company granted 2,034,500 market-based performance restricted stock units ("Market-Based RSUs") to certain key employees during 2012 and 2014. A holder of Market-Based RSUs will receive one share of the Company's common stock for each Market-Based RSU held if (x) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company's common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company's common stock on the Market-Based RSU grant date (the "Stock Price Condition") and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs are automatically forfeited. As a result, as of December 31, 2017, Market-Based RSUs granted in January and May 2012 and entitling the holders to receive 1,700,000 shares of the Company’s common stock had been forfeited for failure to satisfy the applicable Stock Price Condition.
The Market-Based RSUs are subject to the terms and conditions of the 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.
The following table summarizes the Company's Market-Based RSU activity:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12—Stockholders' Equity (continued)

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU Outstanding as of December 31, 2014	1,769,000	$10.67
Granted	—	—
Vested	—	—
Forfeited or Expired	—	—
RSU Outstanding as of December 31, 2015	1,769,000	$10.67
Granted	—	—
Vested	—	—
Forfeited or Expired	(1,340,000)	11.44
RSU Outstanding as of December 31, 2016	429,000	$8.26
Granted	—	—
Vested	—	—
Forfeited or Expired	(94,500)	8.26
RSU Outstanding and Unvested as of December 31, 2017	334,500	$8.26	0.09
RSU Expected to Vest as of December 31, 2017	—	—	0.00
As of December 31, 2017, there was $0 of total unrecognized compensation cost related to unvested shares underlying outstanding Market-Based RSUs.
The Company recorded $1,770, $169 and $0 of expense during the years ended December 31, 2015, 2016 and 2017, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.
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
The following table summarizes the Company's Service-Based RSU activity:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12—Stockholders' Equity (continued)

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU Outstanding as of December 31, 2014	822,752	$5.82
Granted	1,167,750	5.38
Vested	(283,726)	5.94
Forfeited or expired	(56,000)	5.57
RSU Outstanding as of December 31, 2015	1,650,776	$5.50
Granted	850,125	3.63
Vested	(726,687)	5.53
Forfeited or expired	(130,910)	4.91
RSU Outstanding as of December 31, 2016	1,643,304	$4.56
Granted	2,835,331	1.36
Vested	(2,840,584)	1.97
Forfeited or expired	(139,976)	4.69
RSU Outstanding and Unvested as of December 31, 2017	1,498,075	$3.41	0.86
RSU Expected to Vest as of December 31, 2017	1,498,075	$3.41	0.86
As of December 31, 2017, there was $3,145 of total unrecognized compensation cost related to unvested shares underlying outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of 1.56 years.
The Company recorded $2,622, $4,395 and $5,901 of expense during the years ended December 31, 2015, 2016 and 2017, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.
The fair value of each Service-Based RSU granted during the year ended December 31, 2017 was estimated using the closing stock price of the Company's common stock on the date of grant.
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
The Company recorded $50, $51 and $41 of expense related to the ESPP during the years ended December 31, 2015, 2016 and 2017, respectively. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2017, the Company had issued an aggregate of 319,460 shares pursuant to the ESPP.
Non-Qualified Non-Public Subsidiary Unit Options
In September 2013, the Company’s subsidiary Renewables adopted a unit option plan and granted unit option awards thereunder (the “Renewables Option Awards”) to certain individuals. 150,000 Class B units representing membership interests in Renewables were initially reserved for issuance under the Renewables unit option plan.
The following table summarizes activity of Renewables Option Awards:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12—Stockholders' Equity (continued)

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options Outstanding as of December 31, 2014	115,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(7,000)	40.80
Options Outstanding as of December 31, 2015	108,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Options Outstanding as of December 31, 2016	108,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(108,000)	40.80
Options Outstanding and Exercisable as of December 31, 2017	—
The grant date fair value of unit options granted in September 2013 was $31.65, which was determined contemporaneously with the unit option grants. The volatility amount used was estimated based on the historical volatility of a certain peer group of Renewables for a period commensurate with the expected life of the unit options granted. The expected life used was Renewables' anticipated exercise periods for its outstanding unit options. The risk free interest rate used was based on the U.S. Treasury yield curve for the expected life of the unit options at the time of grant. Renewables recorded $1,115, $803 and $0 of unit option expense during the years ended December 31, 2015, 2016 and 2017, respectively. Renewables has not recorded any tax benefit related to its unit option expense.
In connection with the closing of the BP Transaction, all holders of outstanding Renewables Option Awards entered into a surrender agreement with the Company and Renewables, pursuant to which (i) all Renewables Option Awards held by holders who were not members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the BP Transaction and Renewables’ receipt of any future cash payment pursuant to the terms of the APA, a cash payment in an amount determined based on such holder’s percentage ownership of Renewables following a cashless “net exercise” of such holder’s Renewables Option Awards, and (ii) all Renewables Option Awards held by members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the BP Transaction and Renewables’ receipt of any future cash payment pursuant to the terms of the APA, awards of shares of the Company's common stock (the “Company Stock Awards”). The number of shares of the Company's common stock subject to each Company Stock Award was calculated by dividing the cash payment to which the applicable holder would have been entitled as described in (i) above by the closing price of the Company's common stock on March 31, 2017, the closing date of the BP Transaction. All Company Stock Awards were granted under the 2016 Plan and are fully vested upon grant, and the shares subject to such awards are freely tradable upon issuance, subject to applicable securities laws relating to shares held by the Company's affiliates.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 13—Income Taxes
The components of loss before income taxes for the years ended December 31, 2015, 2016 and 2017 are as follows:

	2015	2016	2017
U.S.	$(111,437)	$7,150	$(44,535)
Foreign	(22,407)	(19,535)	(38,770)
Total loss before income taxes	$(133,844)	$(12,385)	$(83,305)
The provision for income taxes consists of the following:

	2015	2016	2017
Current:
Federal	$9	$(226)	$31
State	248	93	231
Foreign	912	567	224
Total current	1,169	434	486
Deferred:
Federal	337	478	(978)
State	71	75	(184)
Foreign	37	352	(1,238)
Total deferred	445	905	(2,400)
Total	$1,614	$1,339	$(1,914)
The Company's federal and state tax benefit from the utilization of net operating loss carryovers for the year ended December 31, 2017 was $6,002 and $1,328 respectively. Income tax expense (benefit) for the years ended December 31, 2015, 2016 and 2017 differs from the "expected" amount computed using the federal income tax rate of 35% as a result of the following:

	2015	2016	2017
Computed expected tax (benefit)	$(46,846)	$(4,335)	$(29,157)
Nondeductible expenses	24,998	5,971	13,420
Tax rate differential on foreign earnings	3,701	720	11,860
Impact of federal income tax rate change	—	—	59,729
Tax credits	(9,988)	(9,331)	(27)
Other	(372)	833	2,376
Change in valuation allowance	30,121	7,481	(60,115)
Total tax expense	$1,614	$1,339	$(1,914)

On December 21, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning on January 1, 2018, requires companies to pay a one-time transition tax on certain previously unremitted earnings of non-U.S. subsidiaries, creates new taxes on certain foreign sourced earnings and imposes additional limitations on certain deductions, including interest expense and net operating losses arising after 2017. The Company has assessed the impact of the TCJA and is not subject to the one-time transition tax. The Company remeasured certain deferred tax assets and liabilities and uncertain tax positions based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. The decrease in the Company's net deferred tax assets was offset by a corresponding decrease in our valuation allowance.
During the year ended December 31, 2015, federal tax legislation enacted AFTC through December 31, 2016 with retroactive effect to January 1, 2015. Additionally, in 2013 federal tax guidance was issued that clarified that the AFTC in excess of the Company's fuel tax obligation, which is collected from customers, can be excluded from taxable income. The AFTC, which had

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 13—Income Taxes (Continued)

previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, will be recognized and collected subsequent to December 31, 2017.
The Company recorded a federal tax benefit of $9,298, $9,112 and $0 related to the exclusion of AFTC associated with 2015, 2016 and 2017 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company's deferred tax asset attributed to its federal net operating loss carryforwards and the Company's deferred tax asset valuation allowance.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2016 and 2017 are as follows:

	2016	2017
Deferred tax assets:
Accrued expenses	$4,566	$5,775
Sales-type leases	55	—
Alternative minimum tax and general business credits	6,137	6,291
Stock option expense	26,154	13,782
Other	1,168	881
Loss carryforwards	181,884	103,892
Total deferred tax assets	219,964	130,621
Less valuation allowance	(195,968)	(120,834)
Net deferred tax assets	23,996	9,787
Deferred tax liabilities:
Depreciation and amortization	(19,364)	(3,600)
Goodwill	(5,599)	(4,206)
Investments in joint ventures and partnerships	(1,432)	(1,981)
Total deferred tax liabilities	(26,395)	(9,787)
Net deferred tax liabilities	$(2,399)	$—
As of December 31, 2017, the Company had federal, state and foreign net operating loss carryforwards of approximately $417,402, $284,955 and $727, respectively. The Company's federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2018 and 2030, respectively. The Company also has federal tax credit carryforwards of $6,083 that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.
In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2016 and 2017, the Company provided a valuation allowance of $195,968, and $120,834, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The increase in the valuation allowance for the year ended December 31, 2016 of $6,765 was primarily attributable to operating losses incurred in certain jurisdictions for which a full valuation allowance was established. The decrease in the valuation allowance for the year ended December 31, 2017 of $(75,134) was primarily attributable to the reduction on the federal tax rate, the CEC combination, and was offset by an increase related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, which eliminated the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to income taxes payable.
For the year ended December 31, 2017, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 13—Income Taxes (Continued)

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $34,065 at December 31, 2017 including $692 of tax benefits that, if recognized, would reduce the Company's annual effective tax rate. The remaining $33,373, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2015, 2016 and 2017:

Unrecognized tax benefit—December 31, 2015	$27,497
Gross increases—tax positions in current year	4,556
Gross increases—tax positions in prior years	17,549
Unrecognized tax benefit—December 31, 2016	49,602
Gross increases—tax positions in current year	—
Gross decreases—tax positions in prior years	(15,537)
Unrecognized tax benefit—December 31, 2017	$34,065
The increase in the Company's unrecognized tax benefits during the year ended December 31, 2016 is primarily attributable to the portion of AFTC revenue that was offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during the year ended December 31, 2016. The Company believes the portion of AFTC revenue that is offset by the fuel tax the Company collects from its customers can be excluded from taxable income, although the ultimate outcome of this tax position is uncertain.
The Company increased its reserve for unrecognized tax positions in the year ended December 31, 2016. The increase in the Company's reserve for unrecognized tax positions was attributable to the write-off of unamortized debt issuance costs resulting from the Company's termination of its Credit Agreement with GE on December 15, 2015. Although the ultimate outcome of this tax position is uncertain, the Company believes that this charge can be deducted in determining its U.S. taxable income for the year ended December 31, 2015. As unrecognized tax positions are not recognized for financial reporting purposes, these positions do not have an impact on the Company's consolidated balance sheets, statement of operations, or statement of cash flows. If these positions were to be sustained, then there would be an increase in the Company's deferred tax assets attributed to its federal and state net operating loss carryforwards, as well as an increase to the amount of the Company's deferred tax asset valuation allowance.
The decrease in the Company's unrecognized tax benefits during the year ended December 31, 2017 is primarily attributable to the reduction on the federal tax rate under the TCJA.
FASB authoritative guidance requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount ultimately to be paid. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. In addition to the unrecognized tax benefits noted above, the Company accrued $241 and $308 of interest expense as of December 31, 2016 and 2017, respectively. The Company recognized interest expense related to uncertain tax positions of $58, $62 and $67 for the years ended December 31, 2015, 2016 and 2017, respectively.
The Company is under examination by the Internal Revenue Service ("IRS") for its U.S. federal income tax returns for the year ended December 31, 2015. The IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years for 2013 through 2017 are subject to examination by various tax authorities. While the Company is no longer subject to U.S. examination for years before 2014, and for state tax examinations for years before 2013, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE&CEC S.r.l. for taxes that are imposed on CEC for pre -contribution tax periods.
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
Note 13—Income Taxes (Continued)

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
Note 14—Commitments and Contingencies
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
Operating Lease Commitments
The Company leases facilities, including the land for its LNG production plant in Boron, California and certain equipment under noncancelable operating leases expiring at various dates through 2038. The following schedule represents the Company's future minimum lease obligations under all noncancelable operating leases as of December 31, 2017:

Fiscal year:
2018	$5,626
2019	5,169
2020	4,342
2021	3,183
2022	2,216
Thereafter	13,836
Total future minimum lease payments	$34,372
Rent expense, including variable rent, totaled $8,629, $11,058, and $7,878 for the years ended December 31, 2015, 2016 and 2017, respectively.
Long-Term Take-or-Pay Natural Gas Purchase Contracts
In October 2007, the Company entered into an LNG supply contract with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) ("DGS") to purchase LNG, on a take-or-pay basis, starting in March 2010 and expiring in March 2020. For the years ended December 31, 2015, 2016 and 2017, the Company paid approximately $11,852, $9,692, and $8,092, respectively, under this contract. As of December 31, 2017, the fixed commitments under this contract totaled approximately $4,818, $4,818 and $1,201 for the years ending December 31, 2018, 2019 and 2020 respectively.
During 2015, the Company entered into a CNG supply contract with Jacksonville Transit Authority ("JTA") to purchase CNG, on a take-or-pay basis, starting in January 2016 and expiring in December 2020. As of December 31, 2017, the fixed commitments under the JTA contract totaled approximately $313, $429 and $548 for the years ending December 31, 2018, 2019 and 2020, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 14—Commitments and Contingencies (Continued)

Long-Term Natural Gas Purchase Contracts
In June 2017, the Company's subsidiary, NG Advantage, entered into an arrangement with one of its customers for the purchase, sale and transportation of CNG over a five-year period starting in December 2018 and expiring March 2022. The arrangement is customary and ordinary course, and provides for the payment by the customer of a nonrefundable amount of $13,360 million to reserve a specified volume of CNG transportation capacity under the arrangement. As of December 31, 2017, this amount was paid to NG Advantage, and the fixed commitments from NG Advantage under this contract totaled approximately $2,593, $13,157, $13,315, $13,317, and $10,671 for the years ending December 31, 2018, 2019, 2020, 2021, and 2022 respectively.

Purchase of Natural Gas Heavy -Duty Trucks
In July 2017, the Company entered into an arrangement to purchase 146 used natural gas heavy -duty trucks from a single seller, with the intention of selling the trucks to its customers. As of December 31, 2017, this arrangement represented an outstanding commitment to purchase 124 natural gas heavy -duty trucks for $7,936, which were purchased by January 31, 2018.

Note 15—Capitalized Lease Obligation and Receivables
The Company leases equipment under capital leases with a weighted-average interest rate of 6.59%. As of December 31, 2017, future payments under these capital leases are as follows:

2018	$1,374
2019	1,278
2020	1,135
2021	1,044
2022	1,027
Thereafter	2,409
Total minimum lease payments	8,267
Less amount representing interest	(1,213)
Future minimum lease payments	7,054
Less current portion	(1,072)
Capital lease obligations, less current portion	$5,982
The value of the equipment under capital leases as of December 31, 2016 and 2017 was $10,168 and $7,934, with related accumulated amortization of $4,073 and $846, respectively.
The Company also leases certain fueling station equipment to certain customers under sales-type leases at a weighted average effective interest rate of 13.1%. The leases are payable in varying monthly installments through 2030.
As of December 31, 2017, future receipts under these leases are as follows:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 15—Capitalized Lease Obligation and Receivables (Continued)

2018	$254
2019	186
2020	186
2021	186
2022	186
Thereafter	1,426
Total	2,424
Less amount representing interest	(1,231)
$1,193
Note 16—401(k) Plan
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For the years ended December 31, 2015, 2016 and 2017 the Company contributed approximately $304, $1,527, and $1,336 of matching contributions to the Savings Plan, respectively.
Note 17—Reportable Segments and Geographic Information
Disclosures are required for certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” which assesses, how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company operates in a single segment to sell natural gas. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by volumes delivered information. The assessment of operating results and the allocation of resources among the components of the business are made by the CODM and are based on gross margins and volumes delivered by market sector and volume type. Contracts are evaluated based on the economics of a mix of products and services for a customer.
The table below presents the Company's revenue, operating loss and long-lived assets by geographic area. Several of the Company's functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exists among the Company's geographic areas. Geographic revenue data reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology. Accordingly, revenue, operating loss, and long-lived assets shown for each geographic area may not be the amounts that would have been reported if the geographic areas were independent of one another. Revenue by geographic area is categorized based on where services are rendered and finished goods are sold. Operating loss by geographic area is categorized based on the location of the entity selling the finished goods or providing the services. Long-lived assets by geographic are categorized based on the location of the assets.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 17—Geographic Information (Continued)

	2015	2016	2017
Revenue:
United States	$330,003	$378,497	$316,756
Canada	21,818	11,502	6,846
Other	32,499	12,657	17,997
Total revenue	$384,320	$402,656	$341,599
Operating loss:
United States	$(33,067)	$(8,693)	$(96,228)
Canada	(4,980)	(4,212)	(9,495)
Other	(3,576)	(4,732)	(28,724)
Total operating loss	$(41,623)	$(17,637)	$(134,447)
Long-lived assets:
United States	$582,644	$547,279	$465,245
Canada	68,292	66,191	373
Other	5,693	5,646	—
Total long-lived assets	$656,629	$619,116	$465,618
The Company's goodwill and intangible assets as of December 31, 2015, 2016 and 2017 relate to its United States operations, including the operations of CEC (until completion of the CEC Combination, see Note 3), Clean Energy Cryogenics and NG Advantage (see Note 9).
Note 18—Concentrations
During the years ended December 31, 2015, 2016 and 2017, three, four and two suppliers, respectively, each accounted for 10% or more of the Company's natural gas expense related to CNG and LNG purchases.
During the years ended December 31, 2015, 2016 and 2017, no single customer accounted for 10% or more of the Company's total revenue.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 19—Subsequent Events
On February 9, 2018, the AFTC was reinstated for vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel sold by the Company in the 2017 calendar year, will be recognized and collected subsequent to December 31, 2017.

On February 28, 2018, the Company entered into a guaranty agreement in connection with the June 2017 arrangement between NG Advantage and one of its customers for the purchase, sale and transportation of CNG (see Note 14 for more information). As consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased its controlling interest in NG Advantage from 53.3% to 53.5%.

On March 1, 2018, NG Advantage entered into an equipment lease agreement for CNG trailers in the amount of $8,891, payable monthly in 72 installments.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, including, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
We regularly review and evaluate our internal control over financial reporting to ensure we maintain an effective internal control environment, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on these criteria, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part II, Item 8 of this report.
Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
In designing our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of our controls and procedures must reflect the fact that there are resource constraints, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of these inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues. In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.
Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following items are filed in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The financial statement schedule set forth below is filed as a part of this report. All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowances for Doubtful Trade Receivables	Allowance for Doubtful Notes Receivables
Balance as of December 31, 2014	$752	$2,850
Charges (benefit) to operations	1,514	1,142
Deductions	(371)	(2)
Balance as of December 31, 2015	1,895	3,990
Charges (benefit) to operations	1,107	1,617
Deductions	(1,939)	(4,377)
Balance as of December 31, 2016	1,063	1,230
Charges (benefit) to operations	395	3,344
Deductions	(182)	(30)
Balance as of December 31, 2017	$1,276	$4,544

(a)(3) Exhibits

The information required by this Item 15(a)(3) is set forth on the exhibit index, which immediately precedes the signature page to this report and is incorporated herein by reference.

Item 16.    Form 10-K Summary.

We have elected not to provide summary information.

EXHIBIT INDEX

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
2.11§
Asset Purchase Agreement dated February 27, 2017, by and among Clean Energy Renewable Fuels, LLC, BP Products North America, Inc. and, solely with respect to Article VIII thereof, Clean Energy and BP Corporation North America, Inc.
		Filed as Exhibit 2.11 to the Current Report on Form 8-K.	March 1, 2017

2.12	Investment Agreement dated November 26, 2017, by and between Clean Energy and Landi Renzo S.p.A.	Filed as Exhibit 2.12 to the Current Report on Form 8-K.	November 27, 2017.

3.1
Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.
		Filed as Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	August 7, 2014

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.11	Indenture dated September 16, 2013, between the Registrant and U.S. Bank National Association.	Filed as Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

4.12	Form of 5.25% Convertible Senior Note due 2018.	Included with Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

10.4+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

10.63+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.80	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.81	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.83	Note Purchase Agreement dated June 14, 2013, among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8-K.	June 18, 2013

10.84	Loan Agreement dated June 14, 2013, between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8-K.	June 18, 2013

10.85	Loan Agreement dated June 14, 2013, between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8-K.	June 18, 2013

10.86	Registration Rights Agreement dated June 14, 2013, among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8-K.	June 18, 2013

10.87	Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8-K.	June 28, 2013

10.90+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.92†	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010, between Clean Energy and Pilot Travel Centers, LLC.	Filed as Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2013.	February 27, 2014

10.94	Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 10.94 to the Current Report on Form 8-K.	October 15, 2014

10.103+	Amended and Restated 2006 Equity Incentive Plan - Form of Notice of Stock Unit Award.	Filed as Exhibit 10.103 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.104+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.105+	Employment Agreement dated May 1, 2015 between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.105 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.106+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

10.107+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.108+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.109+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.110+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Peter J. Grace.	Filed as Exhibit 10.110 to the Current Report on Form 8‑K.	December 31, 2015

10.111	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.111 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.112	Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust.	Filed as Exhibit 10.112 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.113	Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.113 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.114+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	March 27, 2016

10.115	Form of 7.5% Notes Exchange Agreement.	Filed as Exhibit 10.115 to the Current Report on Form 8-K.	July 15, 2016

10.116	Form of 5.25% Notes Exchange Agreement.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.117+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.118+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.119	Loan Modification Agreement dated October 31, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.	November 3, 2016

10.120	Note Repurchase Agreement dated February 6, 2017, by and between the Registrant and T. Boone Pickens.	Filed as Exhibit 10.119 to the Current Report on Form 8-K.	February 6, 2017

10.121+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	May 4, 2017

10.122	Contribution Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.121 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.123	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.124+	Retirement Agreement dated September 15, 2017, by and between the registrant and Peter J. Grace.	Filed as Exhibit 10.123 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

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

99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders' Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.
_______________________________________________________________________________

§
Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The registrant agrees to furnish a supplemental copy of any omitted schedules or exhibits to the SEC upon request.

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
Date: March 13, 2018
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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2018
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2018
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	March 13, 2018
Stephen A. Scully

/s/ VINCENT C. TAORMINA	Director	March 13, 2018
Vincent C. Taormina

/s/ JOHN S. HERRINGTON	Director	March 13, 2018
John S. Herrington

/s/ JAMES C. MILLER III	Director	March 13, 2018
James C. Miller III

/s/ BOONE PICKENS	Director	March 13, 2018
Boone Pickens

/s/ JAMES E. O'CONNOR	Director	March 13, 2018
James E. O'Connor

/s/ KENNETH M. SOCHA	Director	March 13, 2018
Kenneth M. Socha

/s/ WARREN I. MITCHELL	Director	March 13, 2018
Warren I. Mitchell