Form 10-K/A
period 2017-12-31
Clean Energy Fuels Corp.
filed 2018-04-13
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The undersigned registrant is filing this Amendment No. 1 to Form 10-K (this “Amendment”) for the sole purpose of including hyperlinks to all exhibits listed in the Exhibit Index included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2018. As a result, and in accordance with applicable SEC rules, this Amendment hereby amends and restates in its entirety Item 15 of Part IV of the Original Annual Report as set forth herein.
Except as expressly described above and as set forth herein, this Amendment does not modify the Original Annual Report in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report in all respects, as well as with the registrant’s other documents filed with the SEC subsequent to the Original Annual Report.

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
		Filed as Exhibit 2.11 to the Current Report on Form 8-K.	March 1, 2017

2.12	Investment Agreement dated November 26, 2017, by and between Clean Energy and Landi Renzo S.p.A.	Filed as Exhibit 2.12 to the Current Report on Form 8-K.	November 27, 2017

3.1
Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.
		Filed as Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.	August 7, 2014

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.11	Indenture dated September 16, 2013, between the Registrant and U.S. Bank National Association.	Filed as Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

4.12	Form of 5.25% Convertible Senior Note due 2018.	Included with Exhibit 4.11 to the Current Report on Form 8-K.	September 16, 2013

10.4+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

10.63+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.80	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.81	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.83	Note Purchase Agreement dated June 14, 2013, among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8-K.	June 18, 2013

10.84	Loan Agreement dated June 14, 2013, between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8-K.	June 18, 2013

10.85	Loan Agreement dated June 14, 2013, between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8-K.	June 18, 2013

10.86	Registration Rights Agreement dated June 14, 2013, among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8-K.	June 18, 2013

10.87	Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8-K.	June 28, 2013

10.90+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.92†	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010, between Clean Energy and Pilot Travel Centers, LLC.	Filed as Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2013.	February 27, 2014

10.94	Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 10.94 to the Current Report on Form 8-K.	October 15, 2014

10.103+	Amended and Restated 2006 Equity Incentive Plan - Form of Notice of Stock Unit Award.	Filed as Exhibit 10.103 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.104+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.105+	Employment Agreement dated May 1, 2015 between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.105 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.106+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

10.107+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.108+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.109+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.110+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Peter J. Grace.	Filed as Exhibit 10.110 to the Current Report on Form 8‑K.	December 31, 2015

10.111	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.111 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.112	Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust.	Filed as Exhibit 10.112 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.113	Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.113 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.114+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

10.115	Form of 7.5% Notes Exchange Agreement.	Filed as Exhibit 10.115 to the Current Report on Form 8-K.	July 15, 2016

10.116	Form of 5.25% Notes Exchange Agreement.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.117+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.118+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.119	Loan Modification Agreement dated October 31, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.	November 3, 2016

10.120	Note Repurchase Agreement dated February 6, 2017, by and between the Registrant and T. Boone Pickens.	Filed as Exhibit 10.119 to the Current Report on Form 8-K.	February 6, 2017

10.121+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	May 4, 2017

10.122	Contribution Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.121 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.123	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.124+	Retirement Agreement dated September 15, 2017, by and between the registrant and Peter J. Grace.	Filed as Exhibit 10.123 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

21.1**	Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1**	Power of Attorney (included on the signature to the Original Annual Report).

31.1**
Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2**
Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*
Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.4*
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

99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101**	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

†	Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.

*	Filed herewith.

**	Previously filed or furnished, as applicable, as the same-numbered exhibit to the Original Annual Report.

+	Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.
By:	/s/ ANDREW J. LITTLEFAIR

Andrew J. Littlefair President and Chief Executive Officer
Date: April 13, 2018