Form 10-Q
period 2018-03-31
Clean Energy Fuels Corp.
filed 2018-05-10
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2018, there were 152,534,387 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX
Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A refer to Clean Energy Fuels Corp. together with its consolidated subsidiaries.

This report contains forward-looking statements. See the cautionary note regarding these statements in Part I, Item 2.-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2017	March 31, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$37,208	$47,096
Short-term investments	141,462	128,129
Accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,353 as of December 31, 2017 and March 31, 2018, respectively	63,961	65,687
Other receivables	19,235	53,661
Inventory	35,238	37,792
Prepaid expenses and other current assets	7,793	9,425
Total current assets	304,897	341,790
Land, property and equipment, net	367,305	363,903
Notes receivable and other long-term assets, net	21,397	16,590
Investments in other entities	30,395	28,927
Goodwill	64,328	64,328
Intangible assets, net	3,590	3,217
Total assets	$791,912	$818,755
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$139,699	$140,735
Accounts payable	17,901	20,266
Accrued liabilities	42,268	45,390
Deferred revenue	3,432	9,671
Total current liabilities	203,300	216,062
Long-term portion of debt and capital lease obligations	120,388	125,491
Other long-term liabilities	18,566	16,381
Total liabilities	342,254	357,934
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares; issued and outstanding 151,650,969 shares and 152,514,550 shares at December 31, 2017 and March 31, 2018, respectively	15	15
Additional paid-in capital	1,111,432	1,113,440
Accumulated deficit	(683,570)	(672,641)
Accumulated other comprehensive loss	(887)	(912)
Total Clean Energy Fuels Corp. stockholders’ equity	426,990	439,902
Noncontrolling interest in subsidiary	22,668	20,919
Total stockholders’ equity	449,658	460,821
Total liabilities and stockholders’ equity	$791,912	$818,755

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended March 31,
	2017	2018
Revenue:
Product revenue	$76,229	$92,251
Service revenue	13,262	10,152
Total revenue	89,491	102,403
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54,597	50,199
Service cost of sales	6,264	4,597
Selling, general and administrative	23,773	18,837
Depreciation and amortization	15,317	12,801
Total operating expenses	99,951	86,434
Operating income (loss)	(10,460)	15,969
Interest expense	(4,911)	(4,503)
Interest income	192	575
Other income (expense), net	(167)	(12)
Loss from equity method investments	(36)	(1,468)
Gain from extinguishment of debt	3,195	—
Gain from sale of certain assets of subsidiary	70,648	—
Income before income taxes	58,461	10,561
Income tax benefit (expense)	2,263	(88)
Net income	60,724	10,473
Loss attributable to noncontrolling interest	335	1,749
Net income attributable to Clean Energy Fuels Corp.	$61,059	$12,222
Income per share:
Basic	$0.41	$0.08
Diluted	$0.40	$0.08
Weighted-average common shares outstanding:
Basic	148,847,503	152,194,695
Diluted	152,972,153	156,643,092
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2018	2017	2018	2017	2018
Net income (loss)	$61,059	$12,222	$(335)	$(1,749)	$60,724	$10,473

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2018	360	(78)	—	—	360	(78)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2017 and 2018	579	—	—	—	579	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2017 and 2018	(5)	53	—	—	(5)	53
Total other comprehensive income (loss)	934	(25)	—	—	934	(25)
Comprehensive income (loss)	$61,993	$12,197	$(335)	$(1,749)	$61,658	$10,448

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net income	$60,724	$10,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,317	12,801
Provision for doubtful accounts, notes and inventory	409	227
Stock-based compensation expense	1,910	1,898
Amortization of debt issuance cost	240	198
Gain on extinguishment of debt	(3,195)	—
Gain from sale of certain assets of subsidiary	(70,648)	—
Loss from equity method investments	36	1,468
Changes in operating assets and liabilities:
Accounts and other receivables	18,604	(36,796)
Inventory	162	(2,704)
Prepaid expenses and other assets	1,400	(1,525)
Accounts payable	(7,439)	3,970
Deferred revenue	175	3,914
Accrued expenses and other	(16,295)	3,727
Net cash provided by (used in) operating activities	1,400	(2,349)
Cash flows from investing activities:
Purchases of short-term investments	(30,720)	(41,723)
Maturities and sales of short-term investments	53,517	55,181
Purchases and deposits on property and equipment	(7,579)	(7,131)
Loans made to customers	(784)	—
Payments on and proceeds from sales of loans receivable	319	84
Cash received from sale of certain assets of subsidiary, net of cash, cash equivalents and restricted cash transferred	23,592	871
Investments in other entities	(1,928)	—
Net cash provided by investing activities	36,417	7,282
Cash flows from financing activities:
Issuances of common stock	10,767	—
Fees paid for issuances of common stock	(46)	—
Proceeds from debt instruments	6,291	6,261
Proceeds from revolving line of credit	—	—
Repayment of borrowing under revolving line of credit	(23,500)	—
Repayment of capital lease obligations and debt instruments	(27,250)	(1,234)
Net cash provided by (used in) financing activities	(33,738)	5,027
Effect of exchange rates on cash, cash equivalents and restricted cash	184	(72)
Net increase in cash, cash equivalents and restricted cash	4,263	9,888
Cash, cash equivalents and restricted cash, beginning of period	43,115	37,208
Cash, cash equivalents and restricted cash, end of period	$47,378	$47,096
Supplemental disclosure of cash flow information:
Income taxes paid	$54	$24
Interest paid, net of approximately $35 and $33 capitalized, respectively	3,324	2,856
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
The Company's principal business is supplying renewable natural gas ("RNG"), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits"); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives. In addition, for all periods presented before March 31, 2017, the Company produced RNG at its own production facilities, and for all periods presented before December 29, 2017, the Company manufactured, sold and serviced natural gas fueling compressors and other equipment used in CNG stations. See Notes 3 and 4 for more information.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows as of and for the three months ended March 31, 2017 and 2018. All intercompany accounts and transactions have been eliminated in consolidation. The three month periods ended March 31, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year.
Certain information and disclosures normally included in the notes to the condensed consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2018.
Reclassifications

During the three months ended March 31, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (see Note 18). The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the condensed statement of cash flows. As a result, the Company chose to also conform this classification on the accompanying condensed balance sheets. This resulted in prior period restricted cash of $1,127 as of December 31, 2017 being reclassified into one line item with cash and cash equivalents to conform to presentation as of March 31, 2018. In addition, Deferred revenue of $175 for the three months ended March 31, 2017 was reclassified from Accrued expenses and other as a separate line item in the accompanying condensed consolidated statements of cash flows to conform to current period presentation. These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flows as previously reported.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position. Significant estimates made in preparing the accompanying condensed consolidated financial statements include (but are not limited to) those related to revenue recognition, goodwill and long-lived asset impairment assessments, income tax valuations and fair value measurements.
Note 2—Revenue from Contracts with Customers
Adoption of New Accounting Standard
On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) ("Topic 606" or "new guidance") retrospectively for its contracts that were not completed as of January 1, 2018, with the cumulative effective of initially applying the guidance recognized at the date of initial application ("modified retrospective method"). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Revenue Recognition (Accounting Standards Codification 605) ("Topic 605" or "previous guidance"). This adoption did not have a material impact to our condensed consolidated financial statements.
The Company recorded an increase to opening accumulated deficit of $1,293 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the Company's volume -related revenue. As a result of applying Topic 606, during the three months ended March 31, 2018, deferred revenue and other long -term liabilities increased by $498 and notes receivable and other long -term assets, net decreased by $963, each due to the existence of significant financing components in connection with a contract for the purchase, sale and transportation of CNG and a contract for station construction, fuel and O&M services, respectively. In addition, revenue and cost of sales decreased by $119 due to certain of the Company's royalty payments being accounted for as a reduction of the transaction price and associated revenue recognized under the new guidance.

Revenue Recognition Overview

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods or services. The Company is generally the principal in its customer contracts as it has control over the goods and services prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis.
The table below presents the Company's revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended March 31,
(in thousands)	2017	2018
Volume -Related	73,574	67,219
Compressor Sales	6,467	—
Station Construction Sales	9,263	5,798
Alternative fuels excise tax credit (“AFTC”)	—	25,481
Other	187	3,905
	$89,491	$102,403
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. The performance obligations that comprise a majority of the Company's total revenue consist of (1) construction of and sale of a station or modification/upgrade of an existing station, (2) providing O&M services for the station, and (3) sale of fuel to a customer. In certain contracts with customers, the Company agrees to provide multiple goods or services, which include various combinations of these three performance obligations. These contracts have multiple performance obligations because the promise to transfer each separate good or service is separately identifiable from other promises in the contracts and, therefore, each is distinct. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recognized in one or more periods. The Company allocates a contract’s transaction price to each performance obligation using best estimates of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price for fuel and O&M services is observable standalone sales, and the primary method used to estimate the standalone selling price for station construction sales is the expected cost plus a margin approach, because the Company sells customized customer -specific solutions. Under this approach, the Company forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for the good or service.
Nature of Goods and Services
Volume -Related
The Company’s volume -related revenue primarily consists of sales of CNG, LNG and RNG fuel, RINs and LCFS Credits and O&M services. Fuel and O&M services are sold pursuant to contractual commitments over defined goods -and -service delivery periods. These contracts typically include a stand -ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.
The Company recognizes revenue over time for fuel sales and O&M service sales because the customer receives and consumes the benefits provided by the Company's performance as the stand -ready obligations are being performed.
The Company seeks to sell RINs and LCFS Credits (the "government credits") to third parties who need the credits to comply with federal and state requirements. The government credits are considered variable consideration because they can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, these government credits are constrained until there is an agreement in place to monetize the credits at a determinable price, at which time the constraint is removed and the government credits are included in the transaction price and revenue is recognized. RINs and LCFS Credits are included in volume -related revenues.
Payment terms and conditions vary by contract type. For substantially all the Company's of contracts under which it receives volume -related revenue, the timing of revenue recognition does not differ from the timing of invoicing; as a result the Company has determined these contracts generally do not include a significant financing component.
Compressor Sales
Because the Company completed the CEC Combination during the year ended December 31, 2017 and Topic 606 was adopted effective January 1, 2018, Topic 606 is not applicable to this source of revenue.
Station Construction Sales

Station construction contracts are generally short-term, except for certain larger and more complex stations, which can take up to 24 months to complete. For most of the Company's station construction contracts, the customer contracts with the Company to provide a significant service of integrating a complex set of tasks and components into a single station. Hence, the entire contract is accounted for as one performance obligation. Also, as discussed under Performance Obligations above, certain of the Company's station construction contracts include other distinct goods or services, which requires the contract to be separated into more than one performance obligation.

The Company generally recognizes revenue over time as the Company performs under its station construction contracts because of the continuous transfer of control of the goods to the customer, who typically controls the work in process. Revenue is recognized based on the extent of progress towards completion of the performance obligation and is recorded proportionally as costs are incurred. Costs to fulfill the Company's obligations under these contracts typically include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

Under the typical payment terms of the Company's station construction contracts, the customer makes either performance-based payments ("PBPs") or progress payments. PBPs are interim payments of the contract price based on quantifiable measures of performance or the achievement of specified events or milestones. Progress payments are interim payments of costs incurred as the work progresses. For some of these contracts, the Company may be entitled to receive an advance payment which is recognized as a liability because payment is in excess of revenue recognized and is presented as contract liabilities on the consolidated balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a construction contract and to protect the Company if the counter -party fails to adequately complete some or all of its obligations under the contract. In addition, because the customer retains a small portion of the contract price until completion of the contract, these contracts can also result in revenue recognized in excess of billings which the Company presents as contract assets on its consolidated balance sheet. Amounts billed and due from customers are classified as receivables on the Company's consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

AFTC
See Volume -Related Revenue for a description on how the Company recognizes revenue on the government credits, which is similar for AFTC and see Note 17 for more information about AFTC generally.
Other
The majority of this other revenue is from sales of used natural gas heavy -duty trucks purchased by the Company. Revenue on these contracts is recognized at a point in time when the customer accepts delivery of the truck.
Significant Judgments and Management's Estimates Related to Revenue Recognition
Due to the nature of the work required to be performed under contracts that combine multiple performance obligations, the estimation of total revenue and cost at completion is subject to variables and requires significant judgment. As previously mentioned in Volume -Related above, the government credits are provisions that can either increase or decrease the transaction price based on the volume of vehicle fuel sold. The Company estimates variable consideration as the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are largely based on an assessment of the Company's anticipated performance and all other information (historical, current and forecasted) that is reasonably available.

The Company's contract modifications are primarily for goods or services that are not distinct from the existing contract and are typically renewals of fuel and O&M service sales or expansions in scope of an existing station construction. As a result, these modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price and the Company's measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or a reduction) on a cumulative catch-up basis for station construction contracts and prospectively for fuel and O&M service sale contracts.
With respect to the Company's station construction contracts, refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change during the performance period of the contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Because a significant change in one or more of these estimates could affect the profitability of these contracts, the contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the cost-to-cost measure of progress are reflected in contract revenues in the reporting period when such estimates are revised as discussed above. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses become known. During the three months ended March 31, 2018, there were no significant losses on open contracts, significant contract penalties, settlements or changes in contract estimates.
Remaining Performance Obligations

Remaining performance obligations represents the transaction price of customer orders for which work has not been performed. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $11,562, which related to the Company's station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

The Company has elected to apply an optional exemption under Topic 606 for its volume -related revenue, which waives the requirement to disclose the remaining performance obligation for revenue recognized from the satisfaction of the performance obligation through the "right to invoice" practical expedient. The nature of the performance obligations are the stand ready obligations to supply natural gas and/or provide O&M services daily. These performance obligations are variable consideration and constrained because the Company bills dependent upon the amount gasoline gallon equivalents of natural gas dispensed and current pricing conditions. The transaction price to allocate to the performance obligations is known and the constraint is removed upon monthly billing to the customer.
Costs to Fulfill a Contract
The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by our subsidiary, NG Advantage, LLC ("NG Advantage") for equipment that must be installed on customer land before NG Advantage is able to deliver CNG to the customer, because the customer does not have direct access to the natural gas pipelines. These costs are classified in land, property, and equipment, net in the accompanying condensed consolidated balance sheets. As of March 31, 2018, these costs incurred to fulfill contracts were $7,123 with accumulated depreciation of $3,888 and related amortization of $511 for the three months ended March 31, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2018, were not materially impacted by any other factors outside of normal course of business.
Receivables, Net
Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, and the age of outstanding receivables. Receivables, net were $63,961 and $65,687 as of December 31, 2017 and March 31, 2018, respectively.
Contract Assets
Contract assets include unbilled amounts typically resulting from the Company's station construction sale contracts, when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets of $1,356 and $1,249 are classified as current and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, respectively.
Contract Liabilities
Contract liabilities consist of billings in excess of revenue recognized from the Company's station construction sale contracts and deferred revenue when cash payments are received or due in advance of the Company's performance obligation which are generally for the Company's volume -related revenue contracts. Billings in excess of revenue recognized of $1,092 and $4,110 are classified as current and are included in deferred revenue in the accompanying condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, respectively. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion of deferred revenue was $3,432 and $9,671 as of December 31, 2017 and March 31, 2018, respectively, and the noncurrent portion of deferred revenue of $13,413 and $11,412 is included in other long -term liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, respectively.
Revenue recognized during the three months ended March 31, 2018 related to the Company's contract liability balances as of December 31, 2017 was $1,842.

Note 3—Divestitures
On February 27, 2017, Clean Energy Renewable Fuels ("Renewables"), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”), pursuant to which Renewables agreed to sell to BP certain assets relating to its RNG production business (the “BP Transaction”), consisting of Renewables’ two RNG production facilities, Renewables’ interest in joint ventures formed with a third party to develop new RNG production facilities, and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed the obligations under the Canton Bonds (as defined in Note 12), which totaled $8,820 as of March 31, 2017.

On March 31, 2017, BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487, which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, (i) BP paid Renewables an additional $2,010 on June 22, 2017, and (ii) the gain recorded from the BP Transaction was reduced by $762 subsequent to March 31, 2017. Pursuant to the APA, the valuation date of the BP Transaction was January 1, 2017, and as a result, the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the BP Transaction was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017.

In addition, under the APA, BP is required, following the closing of the BP Transaction, to pay Renewables up to an additional $25,000 in cash over a five-year period if certain performance criteria relating to the Assets are met. The Company satisfied the performance criteria for the first such period, which ended on December 31, 2017, and as a result, the Company recognized $772, net as of December 31, 2017, which is included in the total gain on the BP Transaction.

The Company incurred $3,695 in transaction fees in connection with the BP Transaction, and subsequent to March 31, 2017 through March 31, 2018, the Company has paid $8,605 in cash and issued 770,269 shares of the Company's common stock, collectively valued at $1,964, to former holders of options to purchase membership units in Renewables (the "Option Holders"). The net proceeds as of March 31, 2018 from the BP Transaction, net of $1,007 cash transferred to BP, were $143,061.

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
The BP Transaction resulted in a total gain of $70,648 as of December 31, 2017. Included in the amount of total gain is goodwill of $26,576 that was allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the reporting unit that was retained.
The Company determined that the BP Transaction did not meet the definition of a discontinued operation because the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company's strategy.
Note 4— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On November 26, 2017, the Company, through its former subsidiary, Clean Energy Compression Corp. ("CEC"), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy, pursuant to which the Company and LR agreed to combine their respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (such combination transaction, the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. Upon the closing of the CEC Combination, which occurred on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.'s operations. The Company recorded a loss from this investment of $1,441 for the three months ended March 31, 2018. The Company has an investment balance in SAFE&CEC S.r.l. of $27,883 and $26,442 as of December 31, 2017 and March 31, 2018, respectively.
The Company determined that the CEC Combination did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company's operations and financial results.

MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting, because the Company does not control but has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $36 and $27 for the three months ended March 31, 2017 and 2018, respectively. The Company has an investment balance in MCEP of $1,512 and $1,485 as of December 31, 2017 and March 31, 2018, respectively.
NG Advantage
On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. The Company viewed the acquisition as a strategic investment in the expansion of the Company’s initiative to deliver natural gas to industrial and institutional energy users. The results of NG Advantage’s operations have been included in the Company’s consolidated financial statements since October 14, 2014.
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

On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and one of its customers for the purchase, sale and transportation of CNG. The Company guarantees NG Advantage's payment obligations in the event of default up to $30,000 plus related fees. This guaranty is in effect until thirty days following the Company's notice to NG Advantage's customer of its termination. As consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company's controlling interest in NG Advantage from 53.3% to 53.5%.

Net income included a loss from the noncontrolling interest in NG Advantage of $335 and $1,749 for the three months ended March 31, 2017 and 2018, respectively. The noncontrolling interest was $22,668 and $20,919 as of December 31, 2017 and March 31, 2018, respectively.
Note 5—Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”). Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and other foreign insurance limits were approximately $34,709 and $43,793 as of December 31, 2017 and March 31, 2018, respectively.
The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash as of December 31, 2017 and March 31, 2018 consisted of standby letters of credit renewed annually in an aggregate amount of $1,127, and an additional $750 held in escrow as of March 31, 2018. As of December 31, 2017 and March 31, 2018, the Company had no long-term restricted cash.
Note 6—Investments
Available-for-sale securities are carried at fair value, inclusive of unrealized gains and losses. During the three months ended March 31, 2018, the Company adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities (see Note 18 for more information). Upon adoption, unrealized gains and losses are included in other income (expense), net for equity securities. Unrealized gains and losses for debt securities continue to be recognized in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale securities are recognized on the specific identification basis. All of the Company's short-term investments are classified as available-for-sale securities.
Short-term investments as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,414	$(49)	$21,365
Zero coupon bonds	54,159	(33)	54,126
Corporate bonds	55,109	(40)	55,069
Certificate of deposits	10,902	—	10,902
Total short-term investments	$141,584	$(122)	$141,462
Short-term investments as of March 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,481	$(116)	$21,365
Zero coupon bonds	52,153	(34)	52,119
Corporate bonds	43,737	(37)	43,700
Certificate of deposits	10,945	—	10,945
Total short-term investments	$128,316	$(187)	$128,129
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
As of March 31, 2018, the Company's financial instruments consisted of available-for-sale securities, liability-classified warrants, and debt instruments. The Company’s available-for-sale securities are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The fair values of the Company's debt instruments approximated their carrying values as of December 31, 2017 and March 31, 2018. See Note 12 for more information about the Company's debt instruments. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2017 and March 31, 2018, respectively.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2018, respectively:

Description	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$21,365	$—	$21,365	$—
Zero coupon bonds	54,126	—	54,126	—
Corporate bonds	55,069	—	55,069	—
Certificate of deposits	10,902	—	10,902	—
Liabilities:
Warrants(2)	536	—	—	536

Description	Balance at March 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities(1):
Municipal bonds and notes	$21,365	$—	$21,365	$—
Zero coupon bonds	52,119	—	52,119	—
Corporate bonds	43,700	—	43,700	—
Certificate of deposits	10,945	—	10,945	—
Liabilities:
Warrants(2)	515	—	—	515

(1) Included in short-term investments in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(2) Included in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Note 8—Other Receivables
Other receivables as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31, 2017	March 31, 2018
Loans to customers to finance vehicle purchases	$4,746	$5,163
Accrued customer billings	10,072	6,465
Fuel tax credits	177	36,935
Other	4,240	5,098
Total other receivables	$19,235	$53,661
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
Inventories as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31, 2017	March 31, 2018
Raw materials and spare parts	$35,145	$37,702
Finished goods	93	90
Total inventories	$35,238	$37,792

Note 10—Land, Property and Equipment
Land, property and equipment as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31, 2017	March 31, 2018
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
Station equipment	304,090	306,666
Trailers	70,906	71,565
Other equipment	88,313	93,555
Construction in progress	74,905	74,748
	635,706	644,026
Less: accumulated depreciation	(268,401)	(280,123)
Total land, property and equipment, net	$367,305	$363,903
Included in land, property and equipment are capitalized software costs of $26,003 and $27,379 as of December 31, 2017 and March 31, 2018, respectively. The accumulated amortization of the capitalized software costs is $18,737 and $19,455 as of December 31, 2017 and March 31, 2018, respectively.
The Company recorded amortization expense related to the capitalized software costs of $872 and $718 during the three months ended March 31, 2017 and 2018, respectively.
As of March 31, 2017 and 2018, $2,884 and $939, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 11—Accrued Liabilities
Accrued liabilities as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31, 2017	March 31, 2018
Accrued alternative fuels incentives (1)	$2,954	$14,812
Accrued employee benefits	2,378	2,983
Accrued interest	1,486	35
Accrued gas and equipment purchases	8,722	7,630
Accrued property and other taxes	4,582	5,641
Salaries and wages	8,363	2,787
Other (2)	13,783	11,502
Total accrued liabilities	$42,268	$45,390

(1)
Includes the amount of RINs and LCFS Credits and, as of March 31, 2018, the amount of AFTC payable to third parties. The AFTC had expired as of December 31, 2017, but was reinstated in February 2018 for vehicle fuel sales made from January 1, 2017 through December 31, 2017. See Note 17 for more information about AFTC.

(2)
The amount as of December 31, 2017 and March 31, 2018 includes lease termination fees and asset retirement obligations related to the closure of certain fueling stations and working capital adjustments, in the third and fourth quarters of 2017, funding for certain commitments, and transaction fees incurred as a result of the CEC Combination (see Note 4 for more information).

Note 12—Debt
Debt and capital lease obligations as of December 31, 2017 and March 31, 2018 consisted of the following and are further discussed below:

	December 31, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$125,000	$131	$124,869
5.25% Notes	110,450	454	109,996
Capital lease obligations	802	—	802
NG Advantage debt	23,437	259	23,178
Other debt	1,242	—	1,242
Total debt and capital lease obligations	260,931	844	260,087
Less amounts due within one year	(140,223)	(524)	(139,699)
Total long-term debt and capital lease obligations	$120,708	$320	$120,388

	March 31, 2018
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes	$125,000	$108	$124,892
5.25% Notes	110,450	301	110,149
Capital lease obligations	882	—	882
NG Advantage debt	29,437	322	29,115
Other debt	1,188	—	1,188
Total debt and capital lease obligations	266,957	731	266,226
Less amounts due within one year	(141,106)	(371)	(140,735)
Total long-term debt and capital lease obligations	$125,851	$360	$125,491

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
On June 14, 2013 (the “Transfer Date”), our co-founder and board member T. Boone Pickens and Green Energy Investment Holdings, LLC ("GEIH"), an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), and Chesapeake entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”). The Company also entered into the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.
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
The entire principal balance of each 7.5% Note is due and payable seven years following its issuance and the Company may repay each 7.5% Note at maturity in shares of its common stock (provided that the Company may not issue more than 13,993,630 shares of its common stock to holders of 7.5% Notes) or cash. All of the shares issuable upon conversion of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the SEC.
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of March 31, 2018.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 for a cash purchase price of $21,750. The Company's repurchase of this 7.5% Note resulted in a gain of $3,191 for the three months ended March 31, 2017.
On February 21, 2017, GEIH transferred $11,800 in principal amount of its 7.5% Notes to certain third parties.
On November 17, 2017, Mr. Pickens transferred all remaining $40,000 in principal amount of his 7.5% Notes to third parties.
As a result of the foregoing transactions, as of March 31, 2018, (i) GEIH held 7.5% Notes in an aggregate principal amount of $68,200, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $56,800.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of March 31, 2018.
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
The Company has paid an aggregate of $84,344 in cash and issued an aggregate of 6,265,829 shares of its common stock to repurchase or exchange an aggregate of $139,550 in aggregate principal amount of the 5.25% Notes, together with all accrued and unpaid interest thereon. No such repurchases or exchanges occurred during the three months ended March 31, 2017 or 2018. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and the Company has no further obligations under such notes.
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), pursuant to which Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility were due and payable on February 28, 2017. Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On October 31, 2016, the Plains LSA was amended solely to extend the Credit Facility's maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company had no amounts outstanding under the Credit Facility as of March 31, 2018.

The Credit Facility is evidenced by a promissory note the Company issued on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company's obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of March 31, 2018.

Canton Bonds
On March 19, 2014, Canton Renewables, LLC (“Canton”), a former subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC — Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the “Canton Bonds”).
The Canton Bonds were issued by the Michigan Strategic Fund (the “Issuer”) and the proceeds of the issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014.
On March 31, 2017, Canton was sold to BP in the BP Transaction (see Note 3). As a result, the Canton Bonds became the obligation of BP as of such date.
NG Advantage Debt
NG Advantage has debt for trailers and equipment due at various dates through 2025 bearing interest at rates up to 8.76%, with weighted -average interest rates of 4.98% and 5.88%, as of December 31, 2017 and March 31, 2018, respectively. NG Advantage pledged to and granted a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received from various creditors.

Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02%, with weighted -average interest rates of 4.79% and 4.79% as of December 31, 2017 and March 31, 2018, respectively.
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
The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2017	2018
Weighted-average common shares outstanding	148,847,503	152,194,695
Dilutive effect of potential common shares from restricted stock units and stock options	4,124,650	4,448,397
Weighted-average common shares outstanding - diluted	152,972,153	156,643,092
The following potentially dilutive securities have been excluded from the diluted net income per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended March 31,
	2017	2018
Stock Options	12,426,603	8,573,749
Convertible Notes	14,991,521	14,991,521
Total	27,418,124	23,565,270

At-The-Market Offering Program
On May 31, 2017, the Company terminated its equity distribution agreement (the “Sales Agreement”) with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal. The Sales Agreement was terminable at will upon written notification by the Company with no penalty. Pursuant to the Sales Agreement, the Company was entitled to issue and sell, from time to time through or to Citigroup, shares of its common stock having an aggregate offering price of up to $200,000 in an “at-the-market” offering program (the “ATM Program”). The ATM Program commenced on November 11, 2015 when the Company and Citigroup entered into the original equity distribution agreement, which was amended and restated on September 9, 2016 and again on December 21, 2016 prior to its termination.

The following table summarizes the activity under the ATM Program for the period presented:

Three Months Ended March 31,
(in 000s, except per-share amounts)	2017
Gross proceeds	$10,767
Fees and issuance costs	254
Net proceeds	$10,513
Shares issued	3,802,500
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company's stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the periods:

	Three Months Ended March 31,
	2017	2018
Stock-based compensation expense, net of $0 tax in 2017 and 2018	$1,910	$1,898
As of March 31, 2018, there was $8,340 of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.34 years.
Note 15—Income Taxes
The Company’s income tax benefit (expense) was $2,263 and $(88) for the three months ended March 31, 2017 and 2018, respectively. Tax benefit (expense) for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The increase in the Company’s income tax expense for the three months ended March 31, 2018 as compared to the tax benefit for the three months ended March 31, 2017 was primarily due to a decrease in the deferred tax benefit attributed to the reduction of goodwill amortization following the BP Transaction (see Note 3). The effective tax rates for the three months ended March 31, 2017 and 2018 are different from the federal statutory tax rate primarily as a result of losses for which no tax benefit has been recognized.
Following the BP Transaction, the Company also benefited from the utilization of federal and state net operating loss ("NOL") carryovers that offset all of the Company's federal and the majority of its state taxes. In addition to the decrease in its deferred tax liability of $2,493 attributed to the reduction in goodwill following the BP Transaction, the utilization of NOLs also resulted in a decrease of $29,768 in the Company's deferred tax assets attributed to NOLs and a corresponding decrease in the Company's deferred tax asset valuation allowance.
The Company increased its liability for unrecognized tax benefits in the three months ended March 31, 2018 by $2,689, which was attributable to the portion of AFTC revenue recognized in the period that was offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during the year ended December 31, 2017. The net interest incurred was immaterial for both the three months ended March 31, 2017 and 2018, respectively.

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
Note 17—Alternative Fuels Excise Tax Credit
Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC tax credit for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2017. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, $0.50 per liquid gallon of LNG that the Company sold as vehicle fuel through 2015, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2016 and 2017.

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

As a result of the most recent legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, has been recognized in the three months ended March 31, 2018 and will be received subsequent that date. AFTC revenue recognized for the three months ended March 31, 2017 and 2018 was $0 and $25,481, respectively. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Note 18—Recently Adopted Accounting Changes and Recently Issued Accounting Standards
Recently Adopted Accounting Changes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "TCJA"). This update is effective for fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, with early adoption permitted. The Company elected to early adopt this ASU during the three months ended March 31, 2018, which did not have any impact on the accompanying condensed consolidated financial statements or related disclosures. The Company did not elect to reclassify the stranded tax effects of the TCJA as there were none.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company adopted this standard on a retrospective basis, and adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented in the accompanying condensed consolidated statement of cash flows, net cash flows decreased by $6,743 for the three months ended March 31, 2017 (see Note 1).

In September 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The new standard provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. Adoption of this standard did not have any impact on the accompanying condensed consolidated financial statements and related disclosures for the three months ended March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB subsequently issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements, and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. Adoption of this standard did not have any impact on the accompanying consolidated financial statements and related disclosures for the three months ended March 31, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) , which amends the guidance in former ASC Topic 605, Revenue Recognition , to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company adopted this standard using the modified retrospective method. See Note 2 of these condensed consolidated financial statements for more information and related disclosures.
Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases and in January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The new standard requires most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, and mandates adoption using a modified retrospective method. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Note 19—Subsequent Events
On May 9, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”). Pursuant to the Purchase Agreement, the Company agreed to sell and issue, and Total agreed to purchase, up to 50,856,296 shares of the Company's common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The purchase price per share was determined based on the volume-weighted average price for the Company’s common stock between March 23, 2018 (the day on which discussions began between the Company and Total) and May 3, 2018 (the day on which the Company agreed in principle with Total regarding the structure and basic terms of its investment). If all of the shares to be sold under the Purchase Agreement are issued, then the Company would receive gross proceeds from such sale of $83,404 and, immediately after such issuance (and based on the number of shares of the Company’s common stock outstanding as of April 10, 2018, which was 152,514,550), Total would hold 25.0% of the outstanding shares of the Company's common stock and the largest ownership position of the Company. As of the date of the Purchase Agreement, Total did not hold or otherwise beneficially own any shares of the Company’s common stock, and Total has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of the Company’s common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, to not purchase shares of the Company’s common stock or otherwise pursue transactions that would result in Total beneficially owning more than 30.0% of the Company’s equity securities without the approval of the Company’s board of directors.
Pursuant to the Purchase Agreement, the completion of the Total Private Placement is conditioned on the satisfaction or waiver (if and to the extent permitted by applicable laws, rules and regulations) of certain specified conditions, including, among others, that the Company obtains the approval of its stockholders at its 2018 annual stockholders’ meeting of the issuance of all of the shares to be sold under the Purchase Agreement (as and to the extent required by applicable rules of the Nasdaq Stock Market) and the amendment of the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock it is authorized to issue thereunder. Pursuant to the Purchase Agreement, if the Company fails to obtain these approvals, then Total would have the right, exercisable in its sole discretion within two calendar weeks after the conclusion of the Company’s 2018 annual stockholders’ meeting, to elect to purchase fewer shares of the Company’s common stock, in an amount equal to 19.99% of the lesser of the number of shares of the Company’s common stock outstanding immediately before the Purchase Agreement was signed (which was 152,568,887 shares and 19.99% of which is 30,498,520 shares), and the number of shares of the Company’s common stock outstanding immediately before Total’s delivery to the Company of a notice indicating its election to exercise such right. Any such sale, issuance and purchase of fewer shares of the Company’s common stock would be completed under the terms of the Purchase Agreement, including the price per share set forth above, and would result in gross proceeds to the Company of up to $50,018.

The Purchase Agreement also provides that Total will have the right to designate up to two individuals to serve as directors on the Company’s board of directors. Subject to certain limited conditions as described in the Purchase Agreement, including compliance with the Company’s governing documents and all applicable laws, rules and regulations, the Company will be obligated to appoint or nominate for election as directors of the Company the individuals so designated by Total and, from and after such appointment or election, appoint one of these individuals to serve on the audit committee of the Company’s board of directors and any other board committees that may be formed from time to time for the purpose of making decisions that are strategically significant to the Company. Total’s rights and our obligations relating to these designees commence at the time any shares are issued to Total under the Purchase Agreement, and continue until (and if) (1) with respect to Total’s right to designate two individuals to serve as directors on the Company’s board of directors, Total’s voting power is less than 16.7% but more than 10.0%, and (2) with respect to Total’s right to designate one individual to serve as a director on the Company’s board of directors, Total’s voting power is less than 10.0%, in each case measured in relation to the total votes then entitled to be cast in an election of directors by the Company’s stockholders. The Purchase Agreement also contains representations, warranties and other covenants made by the Company and Total that are customary for transactions of this nature.

The Company expects the Total Private Placement to be completed promptly following the satisfaction of all conditions as set forth in the Purchase Agreement. The Company expects to use any net proceeds received from the Total Private Placement for working capital and general corporate purposes, which may include, among other purposes, executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness.

Pursuant to the Purchase Agreement, the Company has also agreed to enter into a registration rights agreement with Total at the closing of the issuance and sale of its common stock to Total under the Purchase Agreement. Pursuant to the registration rights agreement, the Company will be obligated to, at its expense, (1) within 60 days after the issuance and sale of shares of its common stock to Total under the Purchase Agreement, file one or more registration statements with the SEC to cover the resale of such shares, (2) use its commercially reasonable efforts to cause all such registration statements to be declared effective within 90 days after the initial filing thereof with the SEC, (3) use its commercially reasonable efforts to maintain the effectiveness of such registration statements until all such shares are sold or may be sold without restriction under Rule 144 under the Securities

Act of 1933, as amended, and (4) with a view to making available to the holders of such shares the benefits of Rule 144, make and keep available adequate current public information, as defined in Rule 144, and timely file with the SEC all required reports and other documents, until all such shares are sold or may be sold without restriction under Rule 144. If such registration statements are not filed or declared effective as described above or any such effective registration statements subsequently become unavailable for more than 30 days in any 12-month period while they are required to maintained as effective, then the Company would be required to pay liquidated damages to Total equal to 0.75% of the aggregate purchase price for the shares remaining eligible for such registration rights each month for each such failure (up to a maximum of 4.0% of the aggregate purchase price for the shares remaining eligible for such registration rights each year).

In addition, and separate from the Total Private Placement, the Company has entered into a non-binding letter of intent with Total, in which both parties have agreed to negotiate in good faith regarding the launch of a truck leasing program and related credit support arrangement designed to facilitate and grow the deployment of heavy-duty natural gas trucks in the United States. This program and arrangement are subject to completion of definitive agreements, and as a result, may not be launched when or as expected, on terms similar to those contemplated by the letter of intent, or at all.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018, as well as the audited consolidated financial statements and notes included therein (collectively, our “2017 Form 10-K”). Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this MD&A, we have presumed that readers have access to and have read the MD&A contained in our 2017 Form 10-K. Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A refer to Clean Energy Fuels Corp. together with its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Statements
This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business. Although the forward-looking statements in this discussion reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in this report and in our 2017 Form 10-K. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this discussion are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations.

Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents ("GGEs") of renewable natural gas ("RNG"), compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2 and credits under the California and Oregon Low Carbon Fuel Standards (collectively, "LCFS Credits"); help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in a transaction we refer to as the “BP Transaction”), and before December 29, 2017, we manufactured, sold and serviced natural gas fueling compressors and other equipment used in CNG stations (which we combined with another company’s natural gas fueling compressor business in a newly formed joint venture, in a transaction we refer to as the “CEC Combination”).

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of March 31, 2018, we served nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we currently own, operate or supply over 530 natural gas fueling stations in 41 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and operating performance and results.

Sources of Revenue
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018
Volume -Related (1)	$73.6	$67.2
Compressor Sales (2)	6.5	—
Station Construction Sales	9.3	5.8
AFTC (3)	—	25.5
Other	0.1	3.9
Total	$89.5	$102.4

(1)
Our volume-related revenue primarily consists of sales of CNG, LNG and RNG fuel, performance of O&M services, and sales of RINs and LCFS Credits. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data.” The following table summarizes our revenue from sales of RINs and LCFS Credits in the periods:

	Three Months Ended March 31,
(In millions)	2017 (a)	2018
RIN Credits	$9.7	$3.4
LCFS Credits	2.5	2.2
Total	$12.2	$5.6

a.
$5.1 million of the revenue from to sales of RINs and LCFS Credits in the period served as an adjustment to the purchase price for the assets we sold in the BP Transaction, and was recorded in our condensed consolidated statement of operations as a reduction of the gain from the BP Transaction (see Note 3).

(2)	We completed the CEC Combination on December 29, 2017 (see Note 4). As a result, no revenue for compressor sales has been or will be received or recorded periods after that date.

(3)
Represents a federal alternative fuels tax credit that we refer to as "AFTC," which expired December 31, 2016, but subsequent to December 31, 2017, was reinstated for vehicle fuel sales made in 2017. See "Recent Developments" below for more information.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of CNG, LNG and RNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned and operated before completion of the BP Transaction, (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2015, 2016, and 2017 and for the three months ended March 31, 2017 and 2018:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018
CNG (1)	229.2	259.2	283.4	68.5	70.8
RNG (2)	8.8	3.0	1.9	0.6	—
LNG	70.5	66.8	66.1	16.0	14.3
Total	308.5	329.0	351.4	85.1	85.1

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018
O&M services	159.3	176.6	199.5	46.7	48.8
Fuel (1)	130.1	128.5	127.3	32.6	30.1
Fuel and O&M services (3)	19.1	23.9	24.6	5.8	6.2
Total	308.5	329.0	351.4	85.1	85.1

Other operating data (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018
Station construction cost of sales	$32.3	$57.0	$47.0	$8.4	$5.9
Gross margin (4)	$125.8	$147.1	$85.8	$28.6	$47.6
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(134.2)	$(12.2)	$(79.2)	$61.1	$12.2

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.4 million, 0.5 million, and 0.5 million, for the years ended December 31, 2015, 2016, and 2017, respectively, and 0.1 million and 0.1 million for the three months ended March 31, 2017 and 2018, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, is sold under the brand name Redeem™, and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold. GGEs of Redeem sold were 50.1 million, 58.6 million, and 78.5 million for the years ended December 31, 2015, 2016, and 2017, respectively, and 14.6 million and 18.5 million for the three months ended March 31, 2017 and 2018, respectively.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of AFTC revenue: $31.0 million, $26.6 million, and $0.0 million for the years ended December 31, 2015, 2016, and 2017, respectively, and $0.0 million and $25.5 million for the three months ended March 31, 2017 and 2018, respectively.

Recent Developments
Total Private Placement. On May 9, 2018, we entered into a stock purchase agreement with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”), for the sale and issuance to Total of up to 50,856,296 shares of our common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). If all of these shares are sold to Total, then we would receive gross proceeds from such sale of $83.4 million.

The completion of the Total Private Placement is conditioned on the satisfaction or waiver of certain specified conditions, including, among others, that we obtain the approval of our stockholders at our 2018 annual stockholders’ meeting of the issuance of all of the shares to be sold to Total (as and to the extent required by applicable rules of the Nasdaq Stock Market) and an increase to the number of shares of our common stock we are authorized to issue. If we fail to obtain these approvals, then Total would have the right, exercisable in its discretion, to elect to purchase fewer shares of our common stock, in an amount of up to 30,498,520 shares. If a lesser number of shares are sold to Total, then we would receive gross proceeds of up to $50.0 million. We expect the Total Private Placement to be completed promptly following the satisfaction of all conditions, and we expect to use any net proceeds for working capital and general corporate purposes, which may include, among other purposes, executing our business plans, pursuing opportunities for further growth, and retiring a portion of our outstanding indebtedness.

The agreements related to the Total Private Placement also contain representations, warranties and covenants made by us and Total regarding, among other matters, certain director designation rights we have granted to Total, certain registration rights we have granted to Total for the shares that may be issued and sold, certain limitations on Total’s purchase of additional securities of our Company without the approval of our board of directors, and various other matters that are customary for transactions of this nature.

In addition, and separate from the Total Private Placement, we have also entered into a non-binding letter of intent with Total, in which both parties have agreed to negotiate in good faith regarding the launch of a truck leasing program and related credit support arrangement designed to facilitate and grow the deployment of heavy-duty natural gas trucks in the United States. This program and arrangement are subject to completion of definitive agreements, and as a result, may not be launched when or as expected, on terms similar to those contemplated by the letter of intent, or at all.

AFTC. We have been eligible to receive the AFTC alternative fuels tax credit for our natural gas vehicle fuel sales made through December 31, 2017. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year which totaled $25.5 million, was recognized in the three months ended March 31, 2018 and will be collected subsequently. The AFTC credit for 2017 is equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Business Risks and Uncertainties and Other Trends
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends in the MD&A contained in our 2017 Form 10-K.
In 2017, as described further in our 2017 Form 10-K, we took actions we believe will better align our activities and assets with current and anticipated market demand, and these actions will have an impact on our future performance and financial condition. For instance, we expect our fueling station closures and the CEC contribution will decrease our aggregate revenue and cost levels in the near term, among other potential effects. We also anticipate the actions we took to reduce our operating costs, including a workforce reduction and other measures to reduce overhead costs, will contribute to decreased expenses, particularly selling, general and administrative expenses. These actions also led us to record asset impairment and other cash and non-cash charges in 2017, which could be repeated if we decide to implement similar measures in the future. In addition, subsequent to December 31, 2017, our stock price has declined. If the recent decline of our market capitalization is sustained, we will perform impairment tests more frequently and it is possible that our goodwill could become impaired in 2018, which could result in a material charge and adversely affect our results of operations.

Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain non-financial covenants with which we must comply. As of March 31, 2018, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A contained in our 2017 Form 10-K. In the three months ended March 31, 2018, there were no material changes to these activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value measurements.

These critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2017 Form 10-K, except that effective January 1, 2018, we adopted new guidance for our revenue recognition policy that superseded the previous guidance for revenue recognition. The new guidance, and our revenue recognition policy under this new guidance, is described Note 2. There were no other material changes to our critical accounting policies.

Recently Issued and Adopted Accounting Standards
See Note 18 for a description of recently issued and adopted accounting standards.

Results of Operations
The table below presents, for each period indicated, each line item of our statement of operations data as a percentage of our total revenue for the period. Additionally, the narrative that follows provides a comparative discussion of certain of these line items between the periods indicated. Historical results are not indicative of the results to be expected in the current period or any future period.

	Three Months Ended March 31,
	2017	2018
Statement of Operations Data:
Revenue:
Product revenue	85.2%	90.1%
Service revenue	14.8	9.9
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	61.0	49.0
Service cost of sales	7.0	4.5
Selling, general and administrative	26.6	18.4
Depreciation and amortization	17.1	12.5
Total operating expenses	111.7	84.4
Operating income (loss)	(11.7)	15.6
Interest expense	(5.5)	(4.4)
Interest income	0.2	0.6
Other income (expense), net	(0.2)	0.0
Loss from equity method investments	0.0	(1.4)
Gain from extinguishment of debt	3.6	—
Gain from sale of certain assets of subsidiary	78.9	—
Income before income taxes	65.3	10.4
Income tax benefit (expense)	2.5	(0.1)
Net income	67.8	10.3
Loss attributable to noncontrolling interest	0.4	1.7
Net income attributable to Clean Energy Fuels Corp.	68.2%	12.0%
Revenue.    Revenue increased by $12.9 million to $102.4 million in the three months ended March 31, 2018, from $89.5 million in the three months ended March 31, 2017. This increase was primarily due to the addition of AFTC revenue partially offset by lower volume -related revenue, station construction sales, and the absence of compressor revenue.
Volume -related revenue decreased by $6.4 million between periods primarily due to reduced revenue received from sales of RINs and LCFS Credits, which was due in large part to the effects of the BP Transaction (see Note 3) as described in the MD&A contained in our 2017 Form 10-K.

Our effective price per gallon charged was $0.79 for the three months ended March 31, 2018, a $0.08 per gallon decrease from $0.87 per gallon for the three months ended March 31, 2017. Our effective price per gallon is defined as revenue generated from selling CNG, LNG, RNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.

Compressor revenue decreased by $6.5 million between periods due to the completion of the CEC Combination in December 2017 (see Note 4).

Station construction sales decreased by $3.5 million between periods, principally due to fewer full station and station upgrade projects in process.

AFTC revenue increased by $25.5 million between periods due to the absence of AFTC in the 2017 period and our recognition in the 2018 period of AFTC revenue for all of the vehicle fuel we sold in 2017.

Cost of sales. Cost of sales decreased by $6.1 million to $54.8 million in the three months ended March 31, 2018, from $60.9 million in the three months ended March 31, 2017. This decrease was primarily due to a $6.0 million decrease in costs related to our former compressor business due to the completion of the CEC Combination in December 2017 (see Note 4).

Our effective cost per gallon decreased by $0.02 per gallon between periods, to $0.53 per gallon in the three months ended March 31, 2018 from $0.55 per gallon in the three months ended March 31, 2017. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was primarily due to the sale of our RNG production facilities in the BP Transaction, resulting in no costs to operate these facilities incurred in the 2018 period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $5.0 million to $18.8 million in the three months ended March 31, 2018, from $23.8 million in the three months ended March 31, 2017. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the completion of the BP Transaction and CEC Combination in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $2.5 million to $12.8 million in the three months ended March 31, 2018, from $15.3 million in the three months ended March 31, 2017, primarily due to the sale of our RNG production facilities in the BP Transaction and the asset impairments related to our station closures and natural compressor business during the third quarter of 2017.
Interest expense.  Interest expense decreased by $0.4 million to $4.5 million in the three months ended March 31, 2018, from $4.9 million in the three months ended March 31, 2017. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net Other income (expense), net decreased by $0.2 million between periods, which was primarily attributable to the reduction of losses from foreign currency transactions and re-measurements as a result of the CEC Combination.
Income tax benefit (expense).  Income tax benefit (expense) increased by $2.4 million between periods, which was primarily attributable to a decrease in the deferred tax benefit due to the reduction of goodwill amortization following the BP Transaction.
Loss from equity method investments.  Loss from equity method investments increased by $1.4 million between periods, which was attributable to the CEC Combination in December 2017.
Loss from noncontrolling interest.  During the three months ended March 31, 2017 and 2018, we recorded a $0.3 million and $1.7 million reversal of loss, respectively, for the noncontrolling interest in the net loss of our subsidiary NG Advantage, LLC ("NG Advantage"). The noncontrolling interest in NG Advantage represents a 46.7% and 46.5% minority interest that was held by third parties during the 2017 and 2018 periods respectively.
Gain from extinguishment of debt. During the three months ended March 31, 2017, we recorded a gain of $3.2 million related to the extinguishment of debt. We recorded no comparable gain in 2018.
Gain from sale of certain assets of subsidiary. During the three months ended March 31, 2017, we recorded a gain of $70.6 million related to the BP Transaction. We recorded no comparable gain in 2018.

Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements and any merger, divestiture or acquisition activity, as well as our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that impact these results, as well as the amount and timing and amount of our billing, collections and liability payments, completion of our station construction projects and receipt of government credits, grants and incentives.

Cash Flows

Cash used in operating activities was $2.3 million in the three months ended March 31, 2018, compared to $1.4 million provided by operating activities in the comparable 2017 period. The $3.7 million increase in cash used in operating activities was attributable to changes in working capital resulting from the timing of receipts and payments of cash, as the operating loss between periods was consistent when excluding the effects of the AFTC from the 2018 results. The AFTC will be collected subsequent to March 31, 2018.

Cash provided by investing activities was $7.3 million in the three months ended March 31, 2018, compared to $36.4 million provided by investing activities in the comparable 2017 period. The $29.1 million decrease in cash provided by investing activities was primarily attributable to $23.6 million in cash received, net of cash transferred, in connection with the BP Transaction in the 2017 period. The decrease was also due to incremental purchases of short-term investments, net of maturities, of $9.3 million in the three months ended March 31, 2018 as compared to the comparable 2017 period.

Cash provided by financing activities in the three months ended March 31, 2018 was $5.0 million, compared to $33.7 million used in financing activities in the comparable 2017 period. The $38.7 million decrease in cash used in financing activities was primarily due to a $49.5 million decrease in cash used to make debt repurchases, net of borrowings. This decrease in cash used was offset by a $10.7 million decrease in cash, net of fees, provided by our "at-the-market" offering program (the "ATM Program"), which was terminated on May 31, 2017 and under which we were entitled to issue and sell, from time to time through or to a sales agent, shares of our common stock having an aggregate offering price of up to $200.0 million.

Capital Expenditures and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including costs associated with fuel sales, outlays for the design and construction of new fueling stations, additions or other modifications to existing fueling stations, debt repayments and repurchases, purchases of CNG tanker trailers and natural gas heavy-duty trucks, maintenance of LNG production facilities, mergers and acquisitions (if any), financing natural gas vehicles for our customers, pursuing market expansion as opportunities arise, including geographically and to new customer markets, supporting our sales and marketing activities, including support of legislative and regulatory initiatives, and other general corporate purposes.

Our business plan called for approximately $15.0 million in capital expenditures for 2018. Our capital expenditures primarily relate to the purchase of natural gas heavy-duty trucks, the construction of CNG fueling stations, and LNG plant maintenance costs.

In addition, NG Advantage may spend as much as $45.0 million to purchase additional CNG trailers and equipment in support of its operations and customer contracts, a majority of which will be financed by third parties.

We had total indebtedness of approximately $267.0 million in principal amount as of March 31, 2018, of which approximately $139.7 million, $55.5 million, $55.3 million, $4.9 million, $4.4 million and $7.2 million is expected to become due in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $16.6 million in 2018, $2.9 million of which had been paid when due as of March 31, 2018. As of March 31, 2018, we are permitted to issue up to 14.0 million shares of common stock to repay part of the outstanding principal amount of certain of our convertible notes. While we believe we have sufficient liquidity and capital resources to repay our debt, we may elect to pursue alternatives, such as refinancing or debt or equity offerings, to increase our cash management flexibility.

We generally intend to make payments under our various debt instruments when due, and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries or use capital for other activities or pursuits, in addition to those described above.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our revolving credit facility with PlainsCapital Bank ("Plains"), as described below, provides us with an additional source of liquidity, and if completed, the Total Private Placement would provide us with another source of liquidity. As of March 31, 2018, we had total cash and cash equivalents and short-term investments of $173.3 million, compared to $177.5 million as of December 31, 2017.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of other government credits, grants and incentives, such as AFTC; fluctuations in commodity costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as other factors described in this MD&A and elsewhere in this report.

From the commencement of the ATM Program in November 2015 until our termination thereof on May 31, 2017, we received aggregate net proceeds of $117.9 million from sales of our common stock in the program.

The following table summarizes the activity under the ATM Program for the periods presented:

	Three Months Ended March 31,	Inception through May 31,
(in millions)	2017	2017
Gross proceeds	$10.8	$121.3
Fees and issuance costs	0.3	3.4
Net proceeds	$10.5	$117.9
Shares issued	3.8	36.4

On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the "Credit Facility"). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017. As a result, we had no amounts outstanding under the Credit Facility as of March 31, 2018.

See Note 12 for more information about all of our outstanding debt.

On March 31, 2017, we completed the BP Transaction. The net proceeds to us from the BP Transaction were approximately $143.1 million. See Note 3 for more information.

If the Total Private Placement is completed, we would receive up to $83.4 million of gross cash proceeds from the transaction. As described under “Recent Developments” above, the completion of the Total Private Placement is subject to the satisfaction or waiver of certain specified conditions, and may not be completed if these conditions are not satisfied as and when required.

We believe our current cash and cash equivalents and short-term investments and anticipated cash provided by our operating and financing activities (without giving effect to the to-be-completed Total Private Placement) will satisfy our business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources.

The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of natural gas sales and other volume-related activity, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels.

We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital (such as, for instance, the Total Private Placement), or any combination of these or other potential sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to develop and maintain natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to maintain and build our business and generate sustained or increased revenue.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $27.0 million;

•	Two long-term natural gas contracts with a take-or-pay commitment;

•	One long-term natural gas contract with a fixed supply commitment along with a guaranty agreement; and

•	Operating leases where we are the lessee.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds because we do not believe, based on historical experience and available information, that it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
As of March 31, 2018, we had two long-term natural gas contracts with a take-or-pay commitment, which require us to purchase minimum volumes of natural gas at index based prices and which expire in March 2020 and December 2020, respectively.
NG Advantage has entered into an arrangement with one of its customers for the purchase, sale and reservation of a specified volume of transportation capacity of CNG over a five-year period, which arrangement expires in March 2022. Subsequently, we entered into a guaranty agreement with NG Advantage and this customer for this arrangement. We guarantee NG Advantage's payment obligations to this customer in the event of default up to $30.0 million plus related fees. This guaranty is in effect until thirty days following our notice to NG Advantage's customer of its termination.

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
Natural gas costs represented $83.3 million of our cost of sales in 2017 and $23.1 million of our cost of sales for the three months ended March 31, 2018.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at March 31, 2018.
Foreign Currency Exchange Rate Risk
Before completion of the CEC Combination, we had foreign operations, that exposed us to foreign currency exchange gains and losses. Since the functional currency of our foreign subsidiaries is their local currency, the currency effects of translating the financial statements of the foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our consolidated financial statements and do not impact earnings.

Foreign currency transaction gains and losses not in these subsidiaries’ functional currency, however, do impact earnings, but these amounts were not material for the three months ended March 31, 2018. In this period, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged. On December 29, 2017, we contributed our foreign operations (compressor business) to SAFE & CEC S.r.l. See Note 4 for more information on the CEC Combination.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2018, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

Item 4.—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.
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

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business, including lawsuits, claims, audits, government enforcement actions and related matters. It is not possible to predict when or if these proceedings may arise, nor is it possible to predict the outcome of any proceedings that do arise, including, among other things, the amount or timing of any liabilities we may incur, and any such proceedings could have a material effect on us regardless of outcome. In the opinion of management, however, we are not presently a party, and our properties are not presently subject, to any legal proceedings that are material to us.

Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2017 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not known to us or that we deem immaterial may also impair our business.
Risks Related to Our Business
We have a history of losses and may incur additional losses in the future.
We incurred pre-tax losses in 2015, 2016 and 2017. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor business (which we combined with another company’s natural gas fueling compressor business in a newly formed joint venture, in a transaction we refer to as the “CEC Combination”), our closure of certain fueling stations, our determination of an impairment of assets as a result of the foregoing, and certain other actions. Any similar actions in the future could have material adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.
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

The market for natural gas as a vehicle fuel is a relatively new and developing market.
Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•
Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•	Perceptions about the need for alternative vehicle fuels generally;

•
Perceptions about the benefits of conventional natural gas, which includes liquefied natural gas (“LNG”) and compressed natural gas (“CNG”), and renewable natural gas (“RNG,” which can be delivered in the form of CNG or LNG), relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

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

•
The availability and effect of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, including the programs under which we generate credits by selling conventional and renewable natural gas as a vehicle fuel;

•
Adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•
The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas fueling stations and drilling, production, importing and transportation methods for these fuels; and

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
Prices for crude oil, which is the commodity used to make gasoline and diesel, today's most prevalent vehicle fuels, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of natural gas as a vehicle fuel could be slowed or limited if the over-supply and resulting low prices of crude oil, gasoline and diesel continue, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the success or perceived success of our industry and our business to materially suffer. In addition, if prices of gasoline and diesel decrease or prices of natural gas increase, we may not be able to offer our customers an attractive price advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively impact our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.

Pricing conditions may also exacerbate the cost differential between natural gas vehicles and gasoline or diesel- powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, because the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time, through the lower fueling costs for natural gas vehicles. Operators may, however, perceive an inability to timely recover these additional initial costs if CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

Additionally, the prices of natural gas, crude oil, gasoline and diesel, have been volatile in recent years, and this volatility may continue. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely impact our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse impact on our operating results.

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
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel because the vast majority of vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other alternative vehicle fuels. We also face high levels of competition with respect to our other business activities, including our procurement and sale of RNG and our transport and sale of CNG through the virtual natural gas pipelines and interconnects of our subsidiary, NG Advantage, LLC (“NG Advantage”).

A significant number of established businesses have entered the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations, and the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase if the market grows. Many of our competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than we have. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market

We expect competition to increase in the vehicle fuels market generally and, if the demand for natural gas vehicle fuel increases (due to more favorable pricing conditions caused by higher gasoline and diesel prices or lower natural gas prices or other factors), in the market for natural gas vehicle fuel. Any such increased competition may reduce our customer base and revenue and may lead to pricing pressure, reduced operating margins and fewer expansion opportunities.
Vehicle and engine manufacturers produce very few natural gas vehicles and engines in our key customer and geographic markets, which limits our customer base and our sales of CNG, LNG and RNG.
Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets. Further, these manufacturers, over which we have no control, may not decide to expand, or may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases the cost to purchase these vehicles and limits their availability, which restricts their large-scale introduction and adoption. As a result of these and other factors, the limited supply of natural gas vehicles could reduce the potential size of our customer base and the volume of natural gas vehicle fuel we sell, which could harm our results of operations, business and prospects.

Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively impact our business.
Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of CNG, LNG and RNG as a vehicle fuel. These include a federal alternative fuels tax credit (“AFTC”) under which we have generated revenue for our natural gas vehicle fuel sales made through December 31, 2017, but which is not available for vehicle fuel sales made after that date, and various government programs that make grant funds available for the purchase and construction of natural gas vehicles and fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the federal Renewable Fuel Standard Phase 2 and the California and Oregon Low Carbon Fuel Standards, under which we generate credits (“RINs” or "RIN Credits" and “LCFS Credits,” respectively) by selling CNG, LNG and RNG as a vehicle fuel.

These programs and regulations, which have the effect of encouraging the use of CNG, LNG or RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel or alternative vehicle fuels other than natural gas, including lawmakers, regulators, policymakers, environmental organizations or other powerful groups, many of which have substantially greater resources and influence than we have, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas or other alternative vehicle fuels. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.
Servicing our debt requires a significant amount of cash, and we may not generate sufficient cash flow from our business to pay our debt.
We have substantial indebtedness, including significant principal amounts and interest payments that are due in 2018.

We generally intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
Our ability to make payments of the principal and interest on our outstanding debt, whether at or before the applicable due date, depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt.
If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. For instance, we are permitted to issue up to 14.0 million shares of our common stock to repay part of the outstanding principal amount of certain of our convertible notes. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. Additionally, we may seek capital from other sources to service our debt, such as selling assets, restructuring or refinancing our existing debt or obtaining additional equity or debt financing (as the agreements governing much of our existing indebtedness do not restrict our ability to incur additional secured or unsecured debt or require us to maintain financial ratios or specified levels of net worth or liquidity). Our ability to engage in any of these activities, should we decide to do so, would depend on the capital markets and the state of our industry, business and financial condition at the time, and could also subject us to significant risks, which are discussed in these risk factors below. Moreover, we may not be successful in obtaining any additional capital we may pursue on desirable terms, at a desirable time or at all. Any failure to pay our debts when due could result in a default on our debt obligations.

In addition, certain of the agreements governing our outstanding debt contain restrictive covenants, and any failure by us to comply with these covenants could also cause us to be in default under these agreements. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable. Any such declaration could require that we use all or a large portion of our available cash flow to pay such amounts, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.

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

We may raise additional capital to continue to fund our business or repay our debt, which may not be available when needed, on acceptable terms or at all.

We require capital to make principal and interest payments on our indebtedness, pay for capital expenditures and our other operating expenses, and for any mergers, acquisitions or strategic investments, transactions or relationships we may pursue. If we cannot fund any of these activities with capital on-hand or cash provided by our operations, we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Any issuances of our common stock or securities convertible into our common stock to raise capital, such as our agreement to issue to Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”), up to 50,856,296 shares of common stock, would dilute the ownership interest of our existing stockholders. Any debt financing we may pursue, including, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, municipal bond financing, loans secured by receivables or inventory or commercial bank financing, could require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed in these risk factors above. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, capital expenditures, other expenses and any mergers, acquisitions or strategic investments, transactions or relationships, we could be forced to suspend, delay or curtail these plans, expenditures or other activities. Any such outcome could negatively affect our business, performance, liquidity and prospects.

If America’s Natural Gas Highway fails or we are not able to fuel a greater number of natural gas heavy-duty trucks, our financial results and business would be materially adversely affected.
We are seeking to fuel a greater number of natural gas heavy-duty trucks, which is one of our target customer markets. In connection with this effort, we have built a nationwide network of natural gas truck-friendly fueling stations, which we refer to as "America’s Natural Gas Highway" or "ANGH." Our ability to successfully execute in the heavy -duty truck market is subject to substantial risks, including, among others:
•Our success in the heavy-duty truck market depends on the expansion of this market in the United States. Operators may not adopt heavy-duty natural gas trucks due to cost, availability, actual or perceived performance issues or other factors, many of which are beyond our control. To date, adoption and deployment of natural gas trucks have been slower and more limited than we anticipated.

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

•We may fail to accurately predict demand in any of the locations in which we build and open ANGH stations. As a result, we have built stations that we may not open for fueling operations and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the stations or for other reasons. For any stations that are completed but unopened, we would continue to have substantial investments in assets that do not produce revenue. For any stations that are open and underperforming, we may decide to close the stations, as we did in the third and fourth quarters of 2017 with 42 fueling stations. These station closures, and any future station closures we may implement, could result in substantial costs and non-cash asset impairments or other charges, and could also harm our reputation and reduce our customer base and prospects for future growth.

We must effectively manage these risks in order to obtain the anticipated benefits from ANGH and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not successful in the heavy -duty truck market, our business, financial condition and operating results would be materially and adversely affected.

Compliance with greenhouse gas emissions regulations affecting our operations may prove costly and negatively affect our financial performance.
California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and many other state governments are considering similar measures. These regulations, if and when adopted and implemented, could impact several areas of our operations, including regulating the greenhouse gas emissions produced by or associated with our sales of conventional and renewable natural gas, our CNG and LNG fueling stations and our LNG production plants.

California’s greenhouse gas emissions laws require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with CNG and LNG vehicle fuel that we sell.

Under AB 32, the regulated party with respect to CNG fuel use is the utility that owns the pipe through which the fossil fuel natural gas is sold. We anticipate that, over time, as the utilities' costs increase to comply with this law, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount a utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through the utility’s pipeline. With respect to LNG vehicle fuel use, the LNG vehicle fuel provider is the regulated party under AB 32. As a result, we will incur increased costs to comply with AB 32, and the amount of the increase will be based on how much LNG vehicle fuel we sell that is regulated, the requirements of the government agency enforcing AB 32 with respect to the regulation of LNG vehicle fuel, any applicable regulatory changes and the cost of any carbon credits we purchase to comply with AB 32. We expect to try to pass the costs we incur to comply with this law through to our LNG customers. Although our Redeem RNG vehicle fuel may qualify for an exemption from AB 32 when sold as CNG or LNG, the availability of any such exemption is uncertain at this time due to the complexity of the requirements that must be met in order to qualify for an exemption and the possibility of changes to the law. Any Redeem volumes that are not exempt would incur compliance costs commensurate with sales of CNG and LNG derived from fossil fuel natural gas.

The increased costs of CNG and LNG vehicle fuel as a result of AB 32 could diminish the attractiveness of these fuels for existing and prospective customers in California, which could reduce our customer base and fuel sales in one of our key geographic markets. Additionally, to the extent we are not able to pass these increased costs through to our customers, we could experience increased direct expenses and reduced margins. Any of these outcomes could cause our performance to suffer, impair our ability to fulfill customer contracts and reduce our cash available for other aspects of our business, including operating costs, investments and debt repayments. Moreover, if similar laws or regulations are adopted and implemented by other states or by the federal government, or if existing laws are amended to make them more stringent, any compliance costs associated with the new or amended laws could amplify these effects, including discouraging adoption of natural gas as a vehicle fuel in other markets if costs increase for customers, and further increasing our expenses and decreasing our margins if the increased compliance costs are borne by us. Further, any such new or more stringent laws or regulations could require us to undertake or incur significant additional capital expenditures or other costs to, among other things, buy emissions or other environmental credits or invest in costly new emissions prevention technologies. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business, and these unknown costs and effects are not contemplated by our existing customer agreements or our budgets and cost estimates.

In addition, any failure by us to comply with existing or any future emissions laws or regulations could result in monetary penalties or a variety of other administrative, civil and criminal enforcement measures, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Our RNG business may not be successful.
In March 2017, we completed our sale to BP Products North America, Inc. (“BP”) of certain assets related to our RNG production business, including our former RNG production facilities (we refer to this transaction as the “BP Transaction”). Following the BP Transaction, our RNG business consists of purchasing RNG from BP and other third-party producers and reselling this RNG through our natural gas fueling infrastructure as Redeem, our RNG vehicle fuel.

The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG from BP and other third parties, and to sell this RNG at a substantial premium to conventional natural gas prices and sell credits we may generate under applicable federal or state programs, including RINs and LCFS Credits, at favorable prices. If we are not successful at one or more of these activities, our RNG business could fail and our performance and financial condition could be materially harmed.

Our ability to maintain an adequate supply of RNG may be subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with key equipment, severe weather, construction delays, technological difficulties, high operating costs, limited availability or unfavorable composition of collected landfill gas, and plant shutdowns caused by upgrades, expansion or required maintenance. If any of our RNG suppliers experience these or other difficulties, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. In the past, the markets for RINs and LCFS Credits have been volatile and unpredictable, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and subject to change and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, eliminate or reduce a significant revenue stream or incur substantial additional and unplanned expenses. Further, following our sale of certain assets related to our RNG business in the BP Transaction, the amount of revenue we generate from sales of RINs and LCFS Credits has decreased, which has and will continue to adversely affect our financial results (as compared to the level of revenue contributed by sales of these credits before completion of the BP Transaction). Moreover, in the absence of federal and state programs that support premium prices for RNG or that allow the generation and sale of RINs, LCFS Credits or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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
We have, and expect to continue to seek, long-term CNG, LNG and RNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for material portions of our revenue in 2015, 2016, 2017, and the three months ended March 31, 2018. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract, which could have a negative impact on our operations.

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
Our operations entail inherent safety and environmental risks, which may result in substantial liability to us.
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in the venting of potent greenhouse gases, the emission of which is regulated by some state regulatory agencies and may in the future be regulated by federal and/or additional state regulators. These safety and environmental risks could result in uncontrollable flows of natural gas, fires, explosions, death or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties.
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, in connection with our operations, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

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
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as divestitures, joint ventures, collaborations or other similar arrangements. For example, in March 2017 we completed the BP Transaction, and in December 2017, we completed the CEC Combination. Further, in addition to Total’s agreement to invest in our Company through its purchase of shares of our common stock, we have also entered into a non-binding letter of intent with Total in which both parties have agreed to negotiate in good faith regarding the launch of a truck leasing program and related credit support arrangement designed to facilitate and grow the deployment of heavy-duty natural gas trucks in the United States (which program and arrangement are subject to completion of definitive agreements, and as a result, may not be launched when or as expected, on terms similar to those contemplated by the letter of intent, or at all).

These types of transactions involve numerous risks, any of which could harm our business, performance and liquidity, including, among others:

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

•
Risks of entering new customer or geographic markets in which we may have limited or no experience, including, among others, challenges satisfying differing customer demands and preferences and complying with differing laws and regulations, as well as risks related to political and economic instability in some regions, trade restrictions or barriers and currency exchange or repatriation uncertainties;

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

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other transaction or relationship;

•	Incurrence of substantial costs, debt or equity dilution in order to fund an acquisition, investment or other transaction or relationship; and

•	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we received no AFTC revenue in 2017, and we received all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018); fluctuations in commodity costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as the other factors described in these risk factors.

Our performance in certain periods has also been impacted by transactions or events that have resulted in significant cash or non-cash gains or losses, which may not recur regularly, in the same amounts or at all in other periods. For example, our performance for the three months ended March 31, 2017 was positively affected by gains related to repurchases or retirements of our outstanding convertible debt and by a gain related to the BP Transaction, which gains did not recur in the three months ended March 31, 2018.
These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors in our securities should not rely on the results of any one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

We depend on key people to generate our strategies and operate our business, and our business could be harmed if we are unable to retain these key people.

We believe our future success is dependent on the contributions of certain key people, including our officers and directors. In many cases, we believe these individuals’ knowledge of our business and experience in our industry would be difficult to replace. As a result, and due to the high levels of competition for talent in our industry, we may incur significant costs to try to retain these key people. However, all of our U.S. employees, including our management team, are permitted terminate their employment relationships with us at any time, and any of our directors could resign at any time or fail to be re-elected by our stockholders on an annual basis. If we are unable to retain our key people, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner and on reasonable terms, our business, operating results and financial condition could be harmed.

Natural gas purchase and sale commitments may exceed demand, or supply, as applicable, which could cause our costs relative to our revenue to increase.

We are a party to two long-term natural gas purchase agreements with a take-or-pay commitment, and we may enter into additional similar contracts in the future. These take-or-pay commitments require us to pay for the natural gas we have agreed to purchase, irrespective of whether we sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose natural gas vehicle fueling customers, or if demand under any existing or future sales contract diminishes, these take-or-pay commitments may exceed our natural gas demand. In addition, we are involved in various firm commitment natural gas supply arrangements, and we may establish additional similar arrangements in the future. These arrangements require us to supply certain volumes of natural gas over specified periods of time, and subject us to deficiency payments or other penalties if we are unable to deliver the committed volumes as and when required. If we fail to generate sufficient demand for our take-or-pay purchase commitments or satisfy our firm supply commitments, our supply costs or operating expenses could increase without a corresponding increase in revenue, which could cause our margins, performance and liquidity to be negatively impacted.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to purchase. These financing activities involve a number of risks, including general credit risks associated with equipment finance relationships. For example, the financed equipment consists mostly of vehicles, which are mobile and easily damaged, lost or stolen. In addition, the borrower may default on payments, enter bankruptcy proceedings and/or liquidate. The materialization of any of these risks could harm our vehicle finance business and our operations and liquidity.

Our warranty reserves may not adequately cover our warranty obligations, which could result in unexpected costs.
We provide product warranties with varying terms and durations for the stations we build and sell, and we establish reserves for the estimated liability associated with these warranties. Our warranty reserves are based on historical trends and any specifically identified warranty issues of which we may be aware, and the amounts estimated for these reserves could differ materially from the warranty costs we may actually realize. We would be adversely affected by an increase in the rate or volume of warranty claims or the amounts involved in warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Depending on their nature and scope, these threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. Implementing security measures designed to prevent, detect, mitigate or correct these threats involves significant costs, and any such measures could fail. The occurrence of any of these risks could materially harm our business, reputation and performance.

Risks Related to Our Common Stock
Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.
All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Also, shares of our common stock that may be issued upon the exercise, vesting and settlement or conversion of our outstanding stock options, restricted stock units and convertible notes may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
In addition, all shares of our common stock held by our co-founder and board member T. Boone Pickens are pledged as security for loans made to Mr. Pickens by third parties. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed by the loans. Any sales of our common stock following such a margin call that is not satisfied, or any other large sales of our common stock by our officers or directors, may cause the price of our common stock to decline.
A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
A significant portion of our common stock is currently beneficially owned by our co-founder and board member T. Boone Pickens. In addition, if our proposed issuance and sale of shares of our common stock to Total is completed, then Total would hold approximately 25.0% of our issuance and outstanding shares of common stock and the largest ownership position of our Company. These or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. These stockholders, however, may have interests that differ from ours or yours and may vote or otherwise act in ways with which you disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control at a time when you and other investors may prefer not to sell.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. This volatility may be in response to factors that are beyond our control. Factors that may cause volatility in the price of our common stock include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed in these risk factors above;

•	Our ability to implement our business plans and their level of success, including, among others, our initiatives to build ANGH and to fuel a greater number of natural gas heavy-duty trucks;

•	Failure to meet or exceed the financial guidance we have provided to the public or the estimates and projections of the investment community;

•	The market's perception of the success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures or other changes;

•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.—Defaults upon Senior Securities
None.
Item 4.—Mine Safety Disclosures
None.
Item 5.—Other Information
On May 9, 2018, we entered into a stock purchase agreement (the “Purchase Agreement”) with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”). Pursuant to the Purchase Agreement, we agreed to sell and issue, and Total agreed to purchase, up to 50,856,296 shares of our common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The purchase price per share was determined based on the volume-weighted average price for the Company’s common stock between March 23, 2018 (the day on which discussions began between the Company and Total) and May 3, 2018 (the day on which the Company agreed in principle with Total regarding the structure and basic terms of its investment). If all of the shares to be sold under the Purchase Agreement are issued, then we would receive gross proceeds from such sale of $83.4 million and, immediately after such issuance (and based on the number of shares of our common stock outstanding as of April 10, 2018, which was 152,514,550), Total would hold 25.0% of the outstanding shares of our common stock and the largest ownership position of our Company. As of the date of the Purchase Agreement, Total did not hold or otherwise beneficially own any shares of our common stock, and Total has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of our common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, to not purchase shares of our common stock or otherwise pursue transactions that would result in Total beneficially owning more than 30.0% of our equity securities without the approval of our board of directors.

Pursuant to the Purchase Agreement, the completion of the Total Private Placement is conditioned on the satisfaction or waiver (if and to the extent permitted by applicable laws, rules and regulations) of certain specified conditions, including, among others, that we obtain the approval of our stockholders at our 2018 annual stockholders’ meeting of the issuance of all of the shares to be sold under the Purchase Agreement (as and to the extent required by applicable rules of the Nasdaq Stock Market) and the amendment of our Restated Certificate of Incorporation to increase the number of shares of our common stock we are authorized to issue thereunder. Pursuant to the Purchase Agreement, if we fail to obtain these approvals, then Total would have the right, exercisable in its sole discretion within two calendar weeks after the conclusion of our 2018 annual stockholders’ meeting, to elect to purchase fewer shares of our common stock, in an amount equal to 19.99% of the lesser of the number of shares of our common stock outstanding immediately before the Purchase Agreement was signed (which was 152,568,887 shares and 19.99% of which is 30,498,520 shares), and the number of shares of our common stock outstanding immediately before Total’s delivery to us of a notice indicating its election to exercise such right. Any such sale, issuance and purchase of fewer shares of our common stock would be completed under the terms of the Purchase Agreement, including the price per share set forth above, and would result in gross proceeds to us of up to $50.0 million.

The Purchase Agreement also provides that Total will have the right to designate up to two individuals to serve as directors on our board of directors. Subject to certain limited conditions as described in the Purchase Agreement, including compliance with our governing documents and all applicable laws, rules and regulations, we will be obligated to appoint or nominate for election as directors of our Company the individuals so designated by Total and, from and after such appointment or election, appoint one of these individuals to serve on the audit committee of our board of directors and any other board committees that may be formed from time to time for the purpose of making decisions that are strategically significant to our Company. Total’s rights and our obligations relating to these designees commence at the time any shares are issued to Total under the Purchase Agreement, and continue until (and if) (1) with respect to Total’s right to designate two individuals to serve as directors on our board of directors, Total’s voting power is less than 16.7% but more than 10.0%, and (2) with respect to Total’s right to designate one individual to serve as a director on our board of directors, Total’s voting power is less than 10.0%, in each case measured in relation to the total votes then entitled to be cast in an election of directors by our stockholders. The Purchase Agreement also contains representations, warranties and other covenants made by us and Total that are customary for transactions of this nature.

In connection with the Purchase Agreement, on May 9, 2018, we and all of our directors and officers entered into a voting agreement with Total. Pursuant to the voting agreement, each of our current directors and officers has agreed to vote all shares of our common stock presently or hereafter owned or controlled by him, in any vote of our stockholders that may be held from time to time, in favor of certain matters, including the approval at our 2018 annual stockholders’ meeting of the matters described above as conditions to the completion of the Total Private Placement, as well as the election of the individuals designated by Total to serve as directors on our board of directors. Each of our directors and officers has also granted to Total a proxy to vote all such shares in accordance with the terms of the voting agreement. For each of our directors and officers party to the voting agreement, the voting obligations contained in the agreement continue from and after, and for so long as, Total’s director designation rights are in effect, as described above, and such director or officer continues to serve in such capacity for our Company (other than Mr. Boone Pickens, one of our directors and co-founders, who will continue to be bound by the voting obligations even after he ceases to serve as such for our Company) and continues to hold shares of our common stock.

We expect the Total Private Placement to be completed promptly following the satisfaction of all conditions as set forth in the Purchase Agreement. We expect to use any net proceeds received from the Total Private Placement for working capital and general corporate purposes, which may include, among other purposes, executing our business plans, pursuing opportunities for further growth, and retiring a portion of our outstanding indebtedness.

Pursuant to the Purchase Agreement, we have also agreed to enter into a registration rights agreement with Total at the closing of the issuance and sale of our common stock to Total under the Purchase Agreement. Pursuant to the registration rights agreement, we will be obligated to, at our expense, (1) within 60 days after the issuance and sale of shares of our common stock to Total under the Purchase Agreement, file one or more registration statements with the SEC to cover the resale of such shares, (2) use our commercially reasonable efforts to cause all such registration statements to be declared effective within 90 days after the initial filing thereof with the SEC, (3) use our commercially reasonable efforts to maintain the effectiveness of such registration statements until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act, and (4) with a view to making available to the holders of such shares the benefits of Rule 144, make and keep available adequate current public information, as defined in Rule 144, and timely file with the SEC all required reports and other documents, until all such shares are sold or may be sold without restriction under Rule 144. If such registration statements are not filed or declared effective as described above or any such effective registration statements subsequently become unavailable for more than 30 days in any 12-month period while they are required to maintained as effective, then we would be required to pay liquidated damages to Total equal to 0.75% of the aggregate purchase price for the shares remaining eligible for such registration rights each month for each such failure (up to a maximum of 4.0% of the aggregate purchase price for the shares remaining eligible for such registration rights each year).

The offer and sale of the shares issuable to Total under the Purchase Agreement have not been registered under the Securities Act or any state or foreign securities laws, and may not be offered or sold absent such registration or an exemption from such registration requirements. These shares are being offered and sold in reliance on an exemption from registration afforded by Section 4(a)(2) of the Securities Act, Regulation S under the Securities Act and Rule 506 of Regulation D under the Securities Act, primarily based on the following facts: (1) Total has represented to us that it is an accredited investor within the meaning of Rule 501 of Regulation D or a qualified institutional buyer within the meaning of Rule 144A, in each case under the Securities Act, and that it is not a U.S. person within the meaning of Rule 902 of Regulation S under the Securities Act; (2) Total has represented to us that it is acquiring the shares for its own account for investment only and with no present intention of distributing any of them or any arrangement or understanding with any other person regarding the distribution thereof, except in compliance with certain transfer restrictions set forth in the Purchase Agreement; (3) Total has represented to us that it is knowledgeable, sophisticated and experienced in making, and is qualified to make, decisions with respect to investments in securities presenting an investment decision like that involved in the purchase of the shares; (4) we used no advertising or general solicitation in connection with the offer and sale of the shares to Total; and (5) the shares that are issued to Total will be issued as restricted securities. This description of the Total Private Placement is neither an offer to sell nor a solicitation of an offer to buy any of our securities.

The foregoing summary of the Total Private Placement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the related agreements, which have been filed as exhibits to this report.

In addition, and separate from the Total Private Placement, we have also entered into a non-binding letter of intent with Total in which both parties have agreed to negotiate in good faith regarding the launch of a truck leasing program and related credit support arrangement designed to facilitate and grow the deployment of heavy-duty natural gas trucks in the United States. This program and arrangement are subject to completion of definitive agreements, and as a result, may not be launched when or as expected, on terms similar to those contemplated by the letter of intent, or at all.

Item 6.—Exhibits
The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

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

10.125*	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.

10.126*	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory thereto.

10.127*	Form of Registration Rights Agreement, between the Registrant and Total Market Services, S.A.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2018;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2018; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 10, 2018	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)