Form 10-Q
period 2018-06-30
Clean Energy Fuels Corp.
filed 2018-08-07
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2018, there were 203,463,982 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
INDEX
Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this report refer to Clean Energy Fuels Corp. together with its consolidated subsidiaries.

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

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2017	June 30, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$37,208	$43,407
Short-term investments	141,462	211,216
Accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,391 as of December 31, 2017 and June 30, 2018, respectively	63,961	67,824
Other receivables	19,235	16,827
Inventory	35,238	37,127
Prepaid expenses and other current assets	7,793	9,547
Total current assets	304,897	385,948
Land, property and equipment, net	367,305	352,617
Notes receivable and other long-term assets, net	21,397	16,454
Investments in other entities	30,395	28,218
Goodwill	64,328	64,328
Intangible assets, net	3,590	2,844
Total assets	$791,912	$850,409
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$139,699	$115,780
Accounts payable	17,901	11,585
Accrued liabilities	42,268	43,602
Deferred revenue	3,432	10,044
Total current liabilities	203,300	181,011
Long-term portion of debt and capital lease obligations	120,388	124,072
Other long-term liabilities	18,566	15,176
Total liabilities	342,254	320,259
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares and 304,000,000 shares as of December 31, 2017 and June 30, 2018, respectively; issued and outstanding 151,650,969 shares and 203,430,778 shares as of December 31, 2017 and June 30, 2018, respectively	15	20
Additional paid-in capital	1,111,432	1,195,401
Accumulated deficit	(683,570)	(684,616)
Accumulated other comprehensive loss	(887)	(388)
Total Clean Energy Fuels Corp. stockholders’ equity	426,990	510,417
Noncontrolling interest in subsidiary	22,668	19,733
Total stockholders’ equity	449,658	530,150
Total liabilities and stockholders’ equity	$791,912	$850,409

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenue:
Product revenue	$67,849	$61,120	$144,078	$153,371
Service revenue	13,167	9,347	26,429	19,499
Total revenue	81,016	70,467	170,507	172,870
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	50,825	41,396	105,422	91,595
Service cost of sales	6,519	4,255	12,783	8,852
Selling, general and administrative	23,304	19,868	47,077	38,705
Depreciation and amortization	14,336	13,332	29,653	26,133
Total operating expenses	94,984	78,851	194,935	165,285
Operating income (loss)	(13,968)	(8,384)	(24,428)	7,585
Interest expense	(4,285)	(4,527)	(9,196)	(9,030)
Interest income	499	489	691	1,064
Other income (expense), net	135	79	(32)	67
Loss from equity method investments	(34)	(729)	(70)	(2,197)
Gain from extinguishment of debt	—	—	3,195	—
Gain (loss) from sale of certain assets of subsidiary	(762)	—	69,886	—
Income (loss) before income taxes	(18,415)	(13,072)	40,046	(2,511)
Income tax benefit (expense)	(124)	(89)	2,139	(177)
Net income (loss)	(18,539)	(13,161)	42,185	(2,688)
Loss attributable to noncontrolling interest	731	1,186	1,066	2,935
Net income (loss) attributable to Clean Energy Fuels Corp.	$(17,808)	$(11,975)	$43,251	$247
Income (loss) per share:
Basic	$(0.12)	$(0.07)	$0.29	$0.00
Diluted	$(0.12)	$(0.07)	$0.28	$0.00
Weighted-average common shares outstanding:
Basic	150,586,423	162,613,316	149,721,767	157,432,786
Diluted	150,586,423	162,613,316	152,415,149	161,682,245
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2018	2017	2018	2017	2018
Net income (loss)	$(17,808)	$(11,975)	$(731)	$(1,186)	$(18,539)	$(13,161)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2018	(323)	(25)	—	—	(323)	(25)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2017 and 2018	1,535	—	—	—	1,535	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2017 and 2018	(104)	549	—	—	(104)	549
Total other comprehensive income	1,108	524	—	—	1,108	524
Comprehensive income (loss)	$(16,700)	$(11,451)	$(731)	$(1,186)	$(17,431)	$(12,637)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018	2017	2018
Net income (loss)	$43,251	$247	$(1,066)	$(2,935)	$42,185	$(2,688)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2018	37	(104)	—	—	37	(104)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2017 and 2018	2,114	—	—	—	2,114	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2017 and 2018	(109)	603	—	—	(109)	603
Total other comprehensive income	2,042	499	—	—	2,042	499
Comprehensive income (loss)	$45,293	$746	$(1,066)	$(2,935)	$44,227	$(2,189)
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$42,185	$(2,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	29,653	26,133
Provision for doubtful accounts, notes and inventory	1,279	407
Stock-based compensation expense	4,688	3,106
Amortization of premium and debt issuance cost	632	488
Realized loss on sale of available-for-sale debt securities	—	103
Loss on disposal of property and equipment	1,815	1,048
Gain on extinguishment of debt	(3,195)	—
Gain from sale of certain assets of subsidiary	(69,886)	—
Loss from equity method investments	70	2,197
Changes in operating assets and liabilities:
Accounts and other receivables	23,698	(2,183)
Inventory	(2,155)	(2,189)
Prepaid expenses and other assets	2,197	(1,795)
Accounts payable	(11,289)	(3,448)
Deferred revenue	(677)	3,269
Accrued expenses and other	(24,073)	(1,524)
Net cash provided by (used in) operating activities	(5,058)	22,924
Cash flows from investing activities:
Purchases of short-term investments	(156,940)	(250,311)
Maturities and sales of short-term investments	79,101	180,961
Purchases of and deposits on property and equipment	(13,965)	(9,830)
Loans made to customers	(601)	—
Payments on and proceeds from sales of loans receivable	726	213
Cash received from sale of certain assets of subsidiary, net of cash, cash equivalents and restricted cash transferred	149,088	871
Investments in other entities	(1,929)	—
Net cash provided by (used in) investing activities	55,480	(78,096)
Cash flows from financing activities:
Issuances of common stock	10,767	83,419
Fees paid for issuances of common stock	(625)	(455)
Payment to holders of stock options in subsidiary	(8,605)	—
Proceeds from debt instruments	6,290	6,261
Proceeds from revolving line of credit	298	—
Repayment of borrowing under revolving line of credit	(23,500)	—
Repayment of capital lease obligations and debt instruments	(28,402)	(27,724)
Net cash provided by (used in) financing activities	(43,777)	61,501
Effect of exchange rates on cash, cash equivalents and restricted cash	452	(130)
Net increase in cash, cash equivalents and restricted cash	7,097	6,199
Cash, cash equivalents and restricted cash, beginning of period	43,115	37,208
Cash, cash equivalents and restricted cash, end of period	$50,212	$43,407
Supplemental disclosure of cash flow information:
Income taxes paid	$294	$160
Interest paid, net of approximately $51 and $106 capitalized, respectively	8,830	6,743
            See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data, Unaudited)
Note 1—General
Nature of Business
Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling natural gas as an alternative fuel for vehicle fleets and related natural gas fueling solutions to its customers, primarily in the United States and Canada.
The Company’s principal business is supplying renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives. In addition, for all periods presented before March 31, 2017, the Company produced RNG at its own production facilities, and for all periods presented before December 29, 2017, the Company manufactured, sold and serviced natural gas fueling compressors and other equipment used in CNG stations. See Notes 3 and 4 for more information.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2018, and results of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2018, and cash flows for the six months ended June 30, 2017 and 2018. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year.
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
Reclassifications

During the six months ended June 30, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (see Note 19). The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, the Company chose to also conform this classification on the accompanying condensed consolidated balance sheets. This resulted in prior period restricted cash of $1,127 as of December 31, 2017 being reclassified into one line item with cash and cash equivalents to conform to presentation as of June 30, 2018. In addition, certain prior period amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.

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

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.
The table below presents the Company’s revenues disaggregated by revenue source. The Company is generally the principal in its customer contracts as it has control over the goods and services prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis. Sales and usage-based taxes are excluded from revenues. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Volume -related	$63,290	$62,642	$136,865	$129,978
Station construction sales	12,312	5,781	21,575	11,579
Alternative fuels excise tax credit (“AFTC”)	—	1,382	—	26,863
Compressor sales	5,254	—	11,721	—
Other	160	662	346	4,450
	$81,016	$70,467	$170,507	$172,870
Volume -Related
The Company’s volume -related revenue primarily consists of sales of RNG, CNG and LNG fuel, O&M services and RINs and LCFS Credits.
Fuel and O&M services are sold pursuant to contractual commitments over defined goods -and -service delivery periods. These contracts typically include a stand -ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.
The Company recognizes fuel and O&M services revenue in the amount to which the Company has the right to invoice. The Company has a right to consideration based on the amount of gasoline gallon equivalents of natural gas dispensed by the customer and current pricing conditions, which are typically billed to the customer on a monthly basis. Since payment terms are less than a year, the Company has elected the practical expedient which allows it to not assess whether a customer contract has a significant financing component.
Contract modifications are not distinct from the existing contract and are typically renewals of fuel and O&M service sales. As a result, these modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price is recognized prospectively.
The Company sells RINs and LCFS Credits (the “government credits”) to third parties who need the credits to comply with federal and state requirements. The government credits are considered variable consideration because they can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, these government credits are constrained until there is an agreement in place to monetize the credits at a determinable price. Upon entering into such an agreement, the government credits are recognized as the constraint is removed.
Station Construction Sales

Station construction contracts are generally short-term, except for certain larger and more complex stations, which can take up to 24 months to complete. For most of the Company’s station construction contracts, the customer contracts with the

Company to provide a significant service of integrating a complex set of tasks and components into a single station. Hence, the entire contract is accounted for as one performance obligation.

The Company generally recognizes revenue over time as the Company performs under its station construction contracts because of the continuous transfer of control of the goods to the customer, who typically controls the work in process. Revenue is recognized based on the extent of progress towards completion of the performance obligation and is recorded proportionally as costs are incurred. Costs to fulfill the Company’s obligations under these contracts typically include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

Refinements of estimates to account for changing conditions and new developments are continuous and characteristic of the process. Many factors that can affect contract profitability may change during the performance period of the contract, including differing site conditions, the availability of skilled contract labor, the performance of major suppliers and subcontractors, and unexpected changes in material costs. Because a significant change in one or more of these estimates could affect the profitability of these contracts, the contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the cost-to-cost measure of progress are reflected in contract revenues in the reporting period when such estimates are revised as discussed above. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses become known.

Contract modifications are typically expansions in scope of an existing station construction project. As a result, these modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase or a reduction) on a cumulative catch-up basis.

Under the typical payment terms of the Company’s station construction contracts, the customer makes either performance-based payments (“PBPs”) or progress payments. PBPs are interim payments of the contract price based on quantifiable measures of performance or the achievement of specified events or milestones. Progress payments are interim payments of costs incurred as the work progresses. For some of these contracts, the Company may be entitled to receive an advance payment. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a construction contract and to protect the Company if the customer fails to adequately complete some or all of its obligations under the contract. In addition, the customer retains a small portion of the contract price until completion of the contract. Such payment is not considered a significant financing component because the intent is to protect the customer.

In certain contracts with its customers, the Company agrees to provide multiple goods or services, including construction of and sale of a station, O&M services, and sale of fuel to the customer. These contracts have multiple performance obligations because the promise to transfer each separate good or service is separately identifiable and is distinct. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recognized in one or more periods.

The Company allocates the contract price to each performance obligation using best estimates of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price for fuel and O&M services is observable standalone sales, and the primary method used to estimate the standalone selling price for station construction sales is the expected cost plus a margin approach because the Company sells customized customer -specific solutions. Under this approach, the Company forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for the good or service.
AFTC
See Note 18 for more information about AFTC. AFTC is considered variable consideration because it can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, AFTC is not recognized as revenue until it is authorized through federal legislation, which also provides a determinable price. The Company recognizes revenue in the period the credit is authorized through federal legislation.
Compressor Sales
The Company completed the CEC Combination (as defined in Note 4) during the year ended December 31, 2017 and no longer generates revenue from compressor sales.

Other
The majority of other revenue is from sales of used natural gas heavy -duty trucks purchased by the Company. Revenue on these contracts is recognized at the point in time when the customer accepts delivery of the truck.
Remaining Performance Obligations

Remaining performance obligations represents the transaction price of customer orders for which the work has not been performed. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8,069, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume -related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the “right to invoice” practical expedient.
Costs to Fulfill a Contract
The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by the Company’s subsidiary, NG Advantage, LLC (“NG Advantage”), for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in Land, property, and equipment, net in the accompanying condensed consolidated balance sheets. As of June 30, 2018, these capitalized costs incurred to fulfill contracts were $7,144 with accumulated depreciation of $4,195 and related amortization of $495 and $1,006 for the three and six months ended June 30, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2018, were not materially impacted by any factors outside the normal course of business.
As of December 31, 2017 and June 30, 2018, the Company’s contract balances were as follows:

	December 31, 2017	June 30, 2018
Receivables, net	$63,961	$67,824

Contract Assets - Current	$1,603	$579
Contract Assets - Noncurrent	5,046	3,954
Contract Assets - Total	$6,649	$4,533

Contract Liabilities - Current	$3,432	$10,044
Contract Liabilities - Noncurrent	13,413	10,388
Contract Liabilities - Total	$16,845	$20,432
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
Contract Assets
Contract assets include unbilled amounts typically resulting from the Company’s station construction sale contracts, when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are classified as current or noncurrent based on the timing of billings. The current portion is included in Prepaid expenses and other current assets and the noncurrent portion is included in Notes receivable and other long-term assets, net in the accompanying condensed consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and deferred revenue when cash payments are received or due in advance of the Company’s performance obligation, which are generally for the Company’s volume -related revenue contracts. Billings in excess of revenue recognized of $1,092 and $3,267 are classified as current and are included in Deferred revenue in the accompanying condensed consolidated balance sheets as of December 31, 2017 and June 30, 2018, respectively. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The noncurrent portion of deferred revenue is included in Other long -term liabilities in the accompanying condensed consolidated balance sheets.
The increase in the contract liabilities balance for the six months ended June 30, 2018 is primarily driven by billings in excess of revenue recognized, offset by $1,479 of revenue recognized related to the Company’s contract liability balances as of December 31, 2017.

Note 3—Divestitures
On February 27, 2017, Clean Energy Renewable Fuels (“Renewables”), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”). Pursuant to the APA, Renewables agreed to sell to BP certain assets relating to its RNG production business (the “BP Transaction”), consisting of Renewables’ two RNG production facilities, Renewables’ interest in joint ventures formed with a third party to develop new RNG production facilities, and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed all $8,820 of obligations under the Canton Bonds (as defined in Note 12) as of such date.

On March 31, 2017, BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487, which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, (i) BP paid Renewables an additional $2,010 on June 22, 2017, and (ii) the gain recorded from the BP Transaction was reduced by $762. Pursuant to the APA, the valuation date of the BP Transaction was January 1, 2017, and as a result, the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the BP Transaction was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the accompanying condensed consolidated statements of operations through the March 31, 2017 closing date.

In addition, under the APA, BP is required, following the closing of the BP Transaction, to pay Renewables up to an additional $25,000 in cash over a five-year period if certain performance criteria relating to the Assets are met. The Company satisfied the performance criteria for the first such period, which ended on December 31, 2017, and as a result, the Company recognized a net gain of $772 as of December 31, 2017, which is included in the total gain on the BP Transaction.

The Company incurred $3,695 in transaction fees in connection with the BP Transaction, and from March 31, 2017 through June 30, 2018, the Company paid $8,670 in cash and issued 786,146 shares of the Company’s common stock, with a fair value of $1,998 to former holders of options to purchase membership units in Renewables. The net proceeds from the BP Transaction as of June 30, 2018 were $142,996, net of $1,007 cash transferred to BP.

Following the completion of the BP Transaction, Renewables and the Company continue to procure RNG from BP under a long-term supply contract and from other RNG suppliers, and resell such RNG through the Company’s natural gas fueling infrastructure as Redeem, the Company’s RNG vehicle fuel. The Company also collects royalties from BP on gas purchased from BP and sold as Redeem at the Company’s fueling stations.
The BP Transaction resulted in a total gain of $69,886 as of December 31, 2017. Included in the total gain is goodwill of $26,576 allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the retained reporting unit.
The Company determined that the BP Transaction did not meet the definition of a discontinued operation because the disposal did not represent a significant disposal nor was the disposal a strategic shift in the Company's strategy.
Note 4— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On November 26, 2017, the Company, through its former subsidiary, Clean Energy Compression Corp. (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. Upon the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss from this investment of $706 and $2,147 for the three and six months ended June 30, 2018, respectively. The Company has an investment balance in SAFE&CEC S.r.l. of $27,883 and $25,756 as of December 31, 2017 and June 30, 2018, respectively.
The Company determined that the CEC Combination did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company's operations and financial results.

MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over MCEP’s operations. The Company recorded a loss from this investment of $34 and $23 for the three months ended June 30, 2017 and 2018, respectively, and $70 and $50 for the six months ended June 30, 2017 and 2018, respectively. The Company has an investment balance in MCEP of $1,512 and $1,462 as of December 31, 2017 and June 30, 2018, respectively.
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
On July 14, 2017, the Company contributed to NG Advantage all of its right, title and interest in and to a CNG fueling station located in Milton, Vermont. The Company purchased this CNG fueling station from NG Advantage in October 2014 in connection with the UPA, and at that time, the Company entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to the Company Series A Preferred Units with an aggregate value of $7,500. The Series A Preferred Units provide for an accrued return upon a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions; however, the Series A Preferred Units do not, in themselves, increase the Company's controlling interest in NG Advantage. As a result, immediately following the contribution, the Company's controlling interest in NG Advantage remained at 53.3%.

On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and one of its customers for the purchase, sale and transportation of CNG. The Company guarantees NG Advantage’s payment obligations in the event of default up to $30,000 plus related fees. This guaranty is in effect until thirty days following the Company’s notice to NG Advantage’s customer of its termination. As consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.

Net income (loss) included a loss from the noncontrolling interest in NG Advantage of $731 and $1,186 for the three months ended June 30, 2017 and 2018, respectively, and $1,066 and 2,935 for the six months ended June 30, 2017 and 2018, respectively. The value of the noncontrolling interest was $22,668 and $19,733 as of December 31, 2017 and June 30, 2018, respectively.
Note 5—Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31, 2017	June 30, 2018
Cash and cash equivalents	$36,081	$41,530
Restricted cash - standby letters of credit	1,127	1,127
Restricted cash - held in escrow	—	750
Total cash, cash equivalents and restricted cash	$37,208	$43,407
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”). Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and other foreign insurance limits were approximately $34,709 and $40,110 as of December 31, 2017 and June 30, 2018, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash consisted of standby letters of credit renewed annually and an amount held in escrow. As of December 31, 2017 and June 30, 2018, the Company had no long-term restricted cash.
Note 6—Short-term Investments
Short-term investments include available-for-sale debt securities and certificates of deposit. Available-for-sale debt securities are carried at fair value, inclusive of unrealized gains and losses. Unrealized gains and losses for debt securities are recognized in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale debt securities are recognized on the specific identification basis.
The Company reviews available-for-sale debt securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2018, the Company believes its carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,414	$(49)	$21,365
Zero coupon bonds	54,159	(33)	54,126
Corporate bonds	55,109	(40)	55,069
Certificates of deposit	10,902	—	10,902
Total short-term investments	$141,584	$(122)	$141,462
Short-term investments as of June 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$33,700	$—	$33,700
Zero coupon bonds	132,925	(28)	132,897
Corporate bonds	33,647	(10)	33,637
Certificates of deposit	10,982	—	10,982
Total short-term investments	$211,254	$(38)	$211,216
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s available-for-sale debt securities and certificate of deposits are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The Company’s liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2017 or June 30, 2018.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2018, respectively:

Description	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities (1):
Municipal bonds and notes	$21,365	$—	$21,365	$—
Zero coupon bonds	54,126	—	54,126	—
Corporate bonds	55,069	—	55,069	—
Certificates of deposit (1)	10,902	—	10,902	—
Liabilities:
Warrants (2)	$536	$—	$—	$536

Description	Balance at June 30, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities (1):
Municipal bonds and notes	$33,700	$—	$33,700	$—
Zero coupon bonds	132,897	—	132,897	—
Corporate bonds	33,637	—	33,637	—
Certificates of deposit (1)	10,982	—	10,982	—
Liabilities:
Warrants (2)	$444	$—	$—	$444

(1) Included in Short-term investments in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(2) Included in Accrued liabilities and Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Other Financial Assets and Liabilities
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2017 and June 30, 2018. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables
Other receivables as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31, 2017	June 30, 2018
Loans to customers to finance vehicle purchases	$4,746	$5,327
Accrued customer billings	10,072	7,063
Fuel tax credits	177	1,246
Other	4,240	3,191
Total other receivables	$19,235	$16,827

Note 9—Inventory
Inventory consists of raw materials and spare parts, work in process and finished goods and is stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis.
Inventories as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31, 2017	June 30, 2018
Raw materials and spare parts	$35,145	$37,038
Finished goods	93	89
Total inventories	$35,238	$37,127
Note 10—Land, Property and Equipment
Land, property and equipment as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31, 2017	June 30, 2018
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
Station equipment	304,090	306,575
Trailers	70,906	71,272
Other equipment	88,313	94,713
Construction in progress	74,905	74,735
	635,706	644,787
Less: accumulated depreciation	(268,401)	(292,170)
Total land, property and equipment, net	$367,305	$352,617
Included in land, property and equipment are capitalized software costs of $26,003 and $28,262 as of December 31, 2017 and June 30, 2018, respectively. The accumulated amortization of the capitalized software costs is $18,737 and $20,410 as of December 31, 2017 and June 30, 2018, respectively.
The Company recorded amortization expense related to the capitalized software costs of $1,122 and $955 for the three months ended June 30, 2017 and 2018, respectively, and $1,994 and $1,673 for the six months ended June 30, 2017 and 2018, respectively.
As of June 30, 2017 and 2018, $2,396 and $1,536, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 11—Accrued Liabilities
Accrued liabilities as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31, 2017	June 30, 2018
Accrued alternative fuels incentives (1)	$2,954	$6,544
Accrued employee benefits	2,378	3,161
Accrued interest	1,486	3,431
Accrued gas and equipment purchases	8,722	8,144
Accrued property and other taxes	4,582	4,014
Accrued salaries and wages	8,363	4,140
Other (2)	13,783	14,168
Total accrued liabilities	$42,268	$43,602

(1)
Includes the amount of RINs and LCFS Credits and, as of June 30, 2018, the amount of AFTC payable to third parties. The AFTC had expired as of December 31, 2017, but was reinstated in February 2018 for vehicle fuel sales made from January 1, 2017 through December 31, 2017. See Note 18 for more information about AFTC.

(2)
The amount as of December 31, 2017 and June 30, 2018 includes lease termination fees and asset retirement obligations related to the closure of certain fueling stations and working capital adjustments in the third and fourth quarters of 2017, in addition to funding for certain commitments and transaction fees incurred as a result of the CEC Combination (see Note 4 for more information).

Note 12—Debt
Debt and capital lease obligations as of December 31, 2017 and June 30, 2018 consisted of the following and are further discussed below:

	December 31, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$125,000	$131	$124,869
5.25% Notes	110,450	454	109,996
NG Advantage debt and capital lease obligations	23,437	259	23,178
Capital lease obligations	802	—	802
Other debt	1,242	—	1,242
Total debt and capital lease obligations	260,931	844	260,087
Less amounts due within one year	(140,223)	(524)	(139,699)
Total long-term debt and capital lease obligations	$120,708	$320	$120,388

	June 30, 2018
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes	$100,000	$87	$99,913
5.25% Notes	110,450	150	110,300
NG Advantage debt and capital lease obligations	28,027	303	27,724
Capital lease obligations	780	—	780
Other debt	1,135	—	1,135
Total debt and capital lease obligations	240,392	540	239,852
Less amounts due within one year	(116,000)	(220)	(115,780)
Total long-term debt and capital lease obligations	$124,392	$320	$124,072

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
On June 14, 2013 (the “Transfer Date”), our co-founder and board member T. Boone Pickens and Green Energy Investment Holdings, LLC (“GEIH”), an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”), and Chesapeake entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”), and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”). The Company is also a party to the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.

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
The entire principal balance of each 7.5% Note is due and payable seven years following its original issuance and the Company may repay each 7.5% Note at maturity in shares of its common stock (provided that the Company may not issue more than 13,993,630 shares of its common stock to holders of 7.5% Notes) or cash. All of the shares issuable upon conversion of the 7.5% Notes have been registered for resale by their holders pursuant to a registration statement that has been filed with and declared effective by the SEC.
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of June 30, 2018.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 for a cash purchase price of $21,750. Upon such purchase, the applicable 7.5% Notes were surrendered and canceled in full. The Company’s repurchase of this 7.5% Note resulted in a gain of $3,191 for the six months ended June 30, 2017.
On February 21, 2017, GEIH transferred $11,800 in principal amount of its 7.5% Notes to certain third parties.
On November 17, 2017, Mr. Pickens transferred all remaining $40,000 in principal amount of his 7.5% Notes to a third party.
On June 29, 2018, and pursuant to the consent of the holders of the 7.5% Notes to the Company’s payments of amounts owed thereunder before maturity, the Company paid to the holders, in cash, an aggregate of $25,000 in principal amount and $505 in accrued and unpaid interest owed under all outstanding 7.5% Notes due July 2018. Upon such payment, the applicable 7.5% Notes were surrendered and canceled in full.
As a result of the foregoing transactions, as of June 30, 2018, (i) GEIH held 7.5% Notes in an aggregate principal amount of $56,435, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $43,565.

5.25% Notes
In September 2013, the Company completed a private offering of $250,000 in principal amount of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).
The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,805 were $242,195. The Company used the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes. The 5.25% Notes bear interest at a rate of 5.25% per annum, payable semi-annually in arrears on October 1 and April 1 of each year, beginning on April 1, 2014. The 5.25% Notes will mature on October 1, 2018, unless purchased, redeemed or converted prior to such date in accordance with their terms and the terms of the Indenture.
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
The Indenture contains customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture will allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, will automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of June 30, 2018.
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
The Company has paid an aggregate of $84,344 in cash and issued an aggregate of 6,265,829 shares of its common stock to repurchase or exchange an aggregate of $139,550 in aggregate principal amount of the 5.25% Notes, together with all accrued and unpaid interest thereon. No such repurchases or exchanges occurred during the six months ended June 30, 2017 or 2018. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and the Company has no further obligations under such notes.
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”). Pursuant to the Plains LSA, Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time for a term of one year (the “Credit Facility”). All amounts advanced under the Credit Facility were due and payable on February 28, 2017. Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company and repaid in full on August 31, 2016. On October 31, 2016, the Plains LSA was amended solely to extend the Credit Facility’s maturity date from February 28, 2017 to September 30, 2018. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company had no amounts outstanding under the Credit Facility as of June 30, 2018.

The Credit Facility is evidenced by a promissory note issued by the Company on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company’s obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of June 30, 2018.

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
NG Advantage Debt and Capital Lease Obligations
NG Advantage has debt and capital lease obligations for trailers and equipment due at various dates through 2025 bearing interest at rates up to 8.76%, with weighted -average interest rates of 4.98% and 5.88% as of December 31, 2017 and June 30, 2018, respectively. NG Advantage pledged to and granted a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received from various creditors.

Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02%, with weighted -average interest rates of 4.79% and 4.79% as of December 31, 2017 and June 30, 2018, respectively.
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
The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Weighted-average common shares outstanding	150,586,423	162,613,316	149,721,767	157,432,786
Dilutive effect of potential common shares from restricted stock units and stock options	—	—	2,693,382	4,249,459
Weighted-average common shares outstanding - diluted	150,586,423	162,613,316	152,415,149	161,682,245

The following potentially dilutive securities have been excluded from the diluted net income per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Stock Options	10,163,119	10,127,427	10,163,119	8,329,642
Convertible Notes	14,991,521	13,409,242	14,991,521	13,409,242
Restricted Stock Units	2,693,382	2,451,674	—	2,451,674
Total	27,848,022	25,988,343	25,154,640	24,190,558
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
The following table summarizes the activity under the ATM Program for the periods presented:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Gross proceeds	$—	$10,767
Fees and issuance costs	57	311
Net proceeds	$(57)	$10,456
Shares issued	—	3,802,500
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Stock-based compensation expense, net of $0 tax in 2017 and 2018	$2,778	$1,208	$4,688	$3,106
As of June 30, 2018, there was $6,496 of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.10 years.
Note 15—Stockholders’ Equity
Issuance of Common Stock
On May 9, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”). Pursuant to the Purchase Agreement, the Company agreed to sell and issue, and Total agreed to purchase, up to 50,856,296 shares of the Company’s common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The purchase price per share was determined based on the volume-weighted average price for the Company’s common stock between March 23, 2018 (the day on which discussions began between the Company and Total) and May 3, 2018 (the day on which the Company agreed in principle with Total regarding the structure and basic terms of its investment). As of the date of the Purchase Agreement, Total did not hold or otherwise beneficially own any shares of the Company’s common stock, and Total has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of the Company’s common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, to not purchase shares of the Company’s common stock or otherwise pursue transactions that would result in Total beneficially owning more than 30.0% of the Company’s equity securities without the approval of the Company’s board of directors.
Pursuant to the Purchase Agreement, the completion of the Total Private Placement was conditioned on the satisfaction or waiver (if and to the extent permitted by applicable laws, rules and regulations) of certain specified conditions, including, among others, that the Company obtain the approval of its stockholders at its 2018 annual stockholders’ meeting of the issuance of all of the shares to be sold under the Purchase Agreement (as and to the extent required by applicable rules of the Nasdaq Stock Market) and the amendment of the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock it is authorized to issue thereunder. The Company’s stockholders approved both items described above at the Company’s annual stockholders meeting, held on June 8, 2018, and the other conditions set forth in the Purchase Agreement were also satisfied. As a result, on June 13, 2018, the Company and Total closed the Total Private Placement, in which: (1) the Company issued to Total all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in Total holding 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of June 30, 2018; (2) Total paid to the Company an aggregate of $83,404 in gross proceeds, which the Company expects to use for working capital and general corporate purposes, which may include, among other purposes, executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and Total entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $2,694.

Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company will be obligated to, at its expense, (1) within 60 days after the closing under the Purchase Agreement, file one or more registration statements with the SEC to cover the resale of the shares issued and sold thereunder, (2) use its commercially reasonable efforts to cause all such registration statements to be declared effective within 90 days after the initial filing thereof with the SEC, (3) use its commercially reasonable efforts to maintain the effectiveness of such registration statements until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended, and (4) with a view to making available to the holders of such shares the benefits of Rule 144, make and keep available adequate current public information, as defined in Rule 144, and timely file with the SEC all required reports and other documents, until all such shares are sold or may be sold without restriction under Rule 144. The Company was in compliance with these covenants as of June 30, 2018. If such registration statements are not filed or declared effective as described above or any such effective registration statements subsequently become unavailable for more than 30 days in any 12-month period while they are required to maintained as effective, then the Company would be required to pay liquidated damages to Total equal to 0.75% of the aggregate purchase price for the shares remaining eligible for such registration rights each month for each such failure (up to a maximum of 4.0% of the aggregate purchase price for the shares remaining eligible for such registration rights each year).

Note 16—Income Taxes
The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax benefit (expense) was $(124) and $(89) for the three months ended June 30, 2017 and 2018, respectively, and $2,139 and $(177) for the six months ended June 30, 2017 and 2018, respectively. Tax benefit (expense) for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to a decrease in the foreign tax expense attributable to the CEC Combination (see Note 4). The increase in the Company’s income tax expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to a decrease in the deferred tax benefit attributed to the reduction of goodwill amortization following the BP Transaction (see Note 3). The effective tax rates for the three and six months ended June 30, 2017 and 2018 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.
Following the BP Transaction, the Company also benefited from the utilization of federal and state net operating loss (“NOL”) carryovers that offset all of the Company's federal and the majority of its state taxes. In addition to the decrease in its deferred tax liability of $2,493 attributed to the reduction in goodwill following the BP Transaction, the utilization of NOLs also resulted in a decrease of $29,768 in the Company’s deferred tax assets attributed to NOLs and a corresponding decrease in the Company's deferred tax asset valuation allowance.
The Company increased its liability for unrecognized tax benefits in the six months ended June 30, 2018 by $2,689, which was attributable to the portion of AFTC revenue recognized in the period that was offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during the year ended December 31, 2017. The net interest incurred was immaterial for both the three and six months ended June 30, 2017 and 2018, respectively.
Note 17—Commitments and Contingencies
Environmental Matters
The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations that would have a material impact on the Company’s consolidated financial position, results of operations or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local and foreign environmental laws and regulations.
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

Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its AFTC credits, if any, as revenue in its consolidated statements of operations because the credits are fully payable to the Company and do not offset income tax liabilities. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

As a result of the most recent legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, totaling $25,481 has been recognized in the three months ended March 31, 2018 and was received during the three months ended June 30, 2018. In addition, during the three months ended June 30, 2018, the Internal Revenue Service approved, and the Company recognized as revenue, $1,382 of AFTC credit claims related to prior years. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Note 19—Recently Adopted Accounting Changes and Recently Issued Accounting Standards
Recently Adopted Accounting Changes
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "TCJA"). This update is effective for fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, with early adoption permitted. The Company elected to early adopt this ASU during the six months ended June 30, 2018, which did not have any impact on the accompanying condensed consolidated financial statements or related disclosures. The Company did not elect to reclassify the stranded tax effects of the TCJA as there were none.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company adopted this standard on a retrospective basis, and adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented in the accompanying condensed consolidated statement of cash flows, net cash flows decreased by $6,743 for the six months ended June 30, 2017 (see Note 1).

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The new standard provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. Adoption of this standard did not have any impact on the accompanying condensed consolidated financial statements and related disclosures for the six months ended June 30, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2018.
The Company adopted this standard using the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 as an adjustment to accumulated deficit in the consolidated balance sheet as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted. This adoption did not have a material impact to the Company’s condensed consolidated financial statements.
The ASC 606 adoption adjustments are as follows, and relate to significant financing components resulting from an advance payment by a customer of NG Advantage and an extended payment term to a station construction customer:

	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Notes receivable and other long-term assets, net	$21,397	$(963)	$20,434
Deferred revenue	$3,432	$330	$3,762
Accumulated deficit	$(683,570)	$(1,293)	$(684,863)

The ASC 606 adoption adjustments on the accompanying condensed consolidated balance sheet as of June 30, 2018 are as follows:

	June 30, 2018
	Balance before ASC 606 Adoption	Effect of Change	As Reported
Notes receivable and other long-term assets, net	$17,380	$(926)	$16,454
Deferred revenue	$9,376	$668	$10,044
Accumulated deficit	$(683,022)	$(1,594)	$(684,616)

The impact on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 was immaterial.
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

Cautionary Note Regarding Forward Looking Statements
This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business. Although the forward-looking statements in this discussion reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in this report. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this discussion are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations.

Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) delivered. Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2and credits under the California and Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in a transaction we refer to as the “BP Transaction”), and before December 29, 2017, we manufactured, sold and serviced natural gas fueling compressors and other equipment used in CNG stations (which we combined with another company’s natural gas fueling compressor business in a newly formed joint venture, in a transaction we refer to as the “CEC Combination”).

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of June 30, 2018, we served nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we currently own, operate or supply approximately 530 natural gas fueling stations in 41 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018
Volume -Related (1)	$63.3	$62.6	$136.9	$130.0
Compressor Sales (2)	5.2	—	11.7	—
Station Construction Sales	12.3	5.8	21.6	11.6
AFTC (3)	—	1.4	—	26.9
Other	0.2	0.7	0.3	4.4
Total	$81.0	$70.5	$170.5	$172.9

(1)
Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data.” The following table summarizes our revenue from sales of RINs and LCFS Credits in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2018	2017 (a)	2018
RIN Credits	$3.7	$3.1	$13.4	$6.5
LCFS Credits	0.4	1.7	2.9	3.9
Total	$4.1	$4.8	$16.3	$10.4

a.	RINs and LCFS Credits revenue was decreased subsequent to the BP Transaction (see Note 3).

(2)	We completed the CEC Combination on December 29, 2017 (see Note 4). As a result, no revenue for compressor sales has been or will be received or recorded after that date.

(3)
Represents a federal alternative fuels tax credit that we refer to as “AFTC,” which expired December 31, 2016 but, subsequent to December 31, 2017, was reinstated for vehicle fuel sales made in 2017. See "Recent Developments" below for more information.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned and operated before completion of the BP Transaction, (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2015, 2016, and 2017 and for the three and six months ended June 30, 2017 and 2018:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018
CNG (1)	229.2	259.2	283.4	71.1	73.8	139.6	144.6
LNG	70.5	66.8	66.1	16.7	15.6	32.7	29.9
RNG (2)	8.8	3.0	1.9	0.6	—	1.2	—
Total	308.5	329.0	351.4	88.4	89.4	173.5	174.5

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018
O&M services	159.3	176.6	199.5	50.3	52.4	97.0	101.2
Fuel (1)	130.1	128.5	127.3	31.8	30.5	64.4	60.6
Fuel and O&M services (3)	19.1	23.9	24.6	6.3	6.5	12.1	12.7
Total	308.5	329.0	351.4	88.4	89.4	173.5	174.5

Other operating data (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018
Station construction cost of sales	$32.3	$57.0	$47.0	$11.3	$6.0	$19.7	$11.9
Gross margin (4)	$125.8	$147.1	$85.8	$23.7	$24.8	$52.3	$72.4
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(134.2)	$(12.2)	$(79.2)	$(17.8)	$(12.0)	$43.3	$0.2

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.4 million, 0.5 million, and 0.5 million, for the years ended December 31, 2015, 2016, and 2017, respectively, 0.1 million and 0.1 million for the three months ended June 30, 2017 and 2018, respectively, and 0.3 million and 0.2 million for the six months ended June 30, 2017 and 2018, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, is sold under the brand name Redeem™, and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold. GGEs of Redeem sold were 50.1 million, 58.6 million, and 78.5 million for the years ended December 31, 2015, 2016, and 2017, respectively, 19.7 million and 24.0 million for the three months ended June 30, 2017 and 2018, respectively, and 34.3 million and 42.4 million for the six months ended June 30, 2017 and 2018, respectively.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of AFTC revenue: $31.0 million, $26.6 million, and $0.0 million for the years ended December 31, 2015, 2016, and 2017, respectively, and $1.4 million and $26.9 million for the three and six months ended June 30, 2018, respectively.

Recent Developments
Total Private Placement. On May 9, 2018, we entered into a stock purchase agreement with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”), for the sale and issuance to Total of up to 50,856,296 shares of our common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The Total Private Placement closed on June 13, 2018, upon the satisfaction of all conditions to closing set forth in the Purchase Agreement. At the closing, we issued to Total all of the 50,856,296 shares of our common stock issuable under the Purchase Agreement, and Total paid to us an aggregate of $83.4 million in gross proceeds, which we expect to use for working capital and general corporate purposes, which may include, among other purposes, executing our business plans, pursuing opportunities for further growth, and retiring a portion of our outstanding indebtedness.

The agreements related to the Total Private Placement also contain representations, warranties and covenants made by us and Total regarding, among other matters, certain director designation rights we have granted to Total (along with undertakings by certain of our stockholders, including all of our directors and executive officers, to vote their shares in favor of such director designees in future elections of directors), certain registration rights we have granted to Total for the shares that were issued and sold, certain limitations on Total’s purchase of additional securities of our Company without the approval of our board of directors, and various other matters that are customary for transactions of this nature.

In addition, and separate from the Total Private Placement, we have also entered into a non-binding letter of intent with Total, in which both parties have agreed to negotiate in good faith regarding the launch of a truck financing program and related $100.0 million credit support arrangement designed to facilitate and grow the deployment of heavy-duty natural gas trucks in the United States. This program and arrangement are subject to completion of definitive agreements, and as a result, may not be launched when or as expected, on terms similar to those contemplated by the letter of intent, or at all.

AFTC. We have been eligible to receive the AFTC alternative fuels tax credit for our natural gas vehicle fuel sales made through December 31, 2017. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year which totaled $25.5 million, was recognized in the three months ended March 31, 2018 and collected during the three months ended June 30, 2018. The AFTC credit for 2017 is equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. In addition, during the three months ended June 30, 2018, the Internal Revenue Service approved, and we recognized as revenue, $1.4 million of AFTC credit claims related to prior years. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Business Risks and Uncertainties and Other Trends
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2017 Form 10-K. Except as set forth below, there have been no material changes to such trends as described in the MD&A contained in our 2017 Form 10-K.
In the third and fourth quarters of 2017, as described further in our 2017 Form 10-K, we took actions we believe will better align our activities and assets with current and anticipated market demand, and these actions will have an impact on our future performance and financial condition. For instance, our fueling station closures and the CEC Contribution have decreased our aggregate revenue and cost levels, and we expect these lower levels to continue. In addition, the actions we took to reduce our operating costs, including a workforce reduction and other measures to reduce overhead costs, have contributed to decreased expenses, particularly selling, general and administrative expenses, and we expect these lower expense levels will also continue. These actions also led us to record asset impairment and other cash and non-cash charges in 2017, which could be repeated if we decide to implement similar measures in the future.

The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including flatter volume and customer growth in 2018 to date that could continue in future periods. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG, are subject to significant fluctuations, including decreased LNG volumes in some markets in recent periods that may continue in the future and may not be sufficiently offset by any increase in demand for RNG or CNG.

Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain non-financial covenants with which we must comply. As of June 30, 2018, we were in compliance with all of these covenants.

Risk Management Activities
Our risk management activities are discussed in the MD&A contained in our 2017 Form 10-K. In the six months ended June 30, 2018, there were no material changes to these activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value measurements.

These critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2017 Form 10-K, except that effective January 1, 2018, we adopted new guidance for our revenue recognition policy that superseded the previous guidance for revenue recognition. The new guidance, and our revenue recognition policy under this new guidance, is described Note 2. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2017 Form 10-K.

Recently Issued and Adopted Accounting Standards
See Note 19 for a description of recently issued and adopted accounting standards.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
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

	Three Months Ended June 30,
	2017	2018
Statement of Operations Data:
Revenue:
Product revenue	83.7%	86.7%
Service revenue	16.3	13.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	62.7	58.7
Service cost of sales	8.0	6.0
Selling, general and administrative	28.8	28.2
Depreciation and amortization	17.7	18.9
Total operating expenses	117.2	111.8
Operating income (loss)	(17.2)	(11.8)
Interest expense	(5.3)	(6.4)
Interest income	0.6	0.7
Other income (expense), net	0.2	0.1
Loss from equity method investments	0.0	(1.0)
Gain from extinguishment of debt	—	—
Gain (loss) from sale of certain assets of subsidiary	(0.9)	—
Income (loss) before income taxes	(22.6)	(18.4)
Income tax benefit (expense)	(0.2)	(0.1)
Net income (loss)	(22.8)	(18.5)
Loss attributable to noncontrolling interest	0.9	1.7
Net income (loss) attributable to Clean Energy Fuels Corp.	(21.9)%	(16.8)%
Revenue.    Revenue decreased by $10.5 million to $70.5 million in the three months ended June 30, 2018, from $81.0 million in the three months ended June 30, 2017. This decrease was primarily due to lower station construction sales, the absence of compressor revenue, and lower volume -related revenue.
Station construction sales decreased by $6.5 million between periods, principally due to fewer full station and station upgrade projects in process.

Compressor revenue decreased by $5.3 million between periods due to the completion of the CEC Combination in December 2017 (see Note 4).

Volume -related revenue decreased by $0.7 million between periods primarily due to a decrease in natural gas prices between periods.

Our effective price per gallon charged was $0.70 for the three months ended June 30, 2018, a $0.02 per gallon decrease from $0.72 per gallon for the three months ended June 30, 2017. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon between periods was primarily due to a decrease in natural gas prices between periods.

Cost of sales. Cost of sales decreased by $11.6 million to $45.7 million in the three months ended June 30, 2018, from $57.3 million in the three months ended June 30, 2017. This decrease was primarily due to a $5.3 million decrease related to lower station construction sales, a $4.7 million decrease in costs related to our former compressor business due to the completion of the CEC Combination in December 2017 (see Note 4), and a $2.5 million decrease in the cost of natural gas.

Our effective cost per gallon decreased by $0.03 per gallon between periods, to $0.44 per gallon in the three months ended June 30, 2018 from $0.47 per gallon in the three months ended June 30, 2017. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods.

Selling, general and administrative. Selling, general and administrative expenses decreased by $3.4 million to $19.9 million in the three months ended June 30, 2018, from $23.3 million in the three months ended June 30, 2017. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the completion of the CEC Combination in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $1.0 million to $13.3 million in the three months ended June 30, 2018, from $14.3 million in the three months ended June 30, 2017, primarily due to the asset impairments related to our station closures and former natural gas compressor business recorded during the third quarter of 2017.
Interest expense.  Interest expense increased by $0.2 million to $4.5 million in the three months ended June 30, 2018, from $4.3 million in the three months ended June 30, 2017. The increase was primarily due to additional debt incurred by NG Advantage in March 2018.
Other income (expense), net Other income (expense), net decreased by $(0.1) million between periods, which was primarily attributable to realized losses on sale of short -term investments.
Income tax benefit (expense).  Income tax expense decreased between periods, which was primarily attributable to a decrease in the foreign tax expense attributable to the CEC Combination (see Note 4)
Loss from equity method investments.  Loss from equity method investments increased by $0.7 million between periods, which was primarily attributable to the completion of the CEC Combination in December 2017.
Loss from noncontrolling interest.  During the three months ended June 30, 2017 and 2018, we recorded a $0.7 million and $1.2 million reversal of loss, respectively, for the noncontrolling interest in the net loss of our subsidiary NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 46.7% and 46.5% minority interest that was held by third parties during the 2017 and 2018 periods respectively.
Loss from sale of certain assets of subsidiary. During the three months ended June 30, 2017, we recorded a loss of $0.8 million due to a reduction of the gain related to the BP Transaction following the determination of certain post-closing adjustments. We recorded no comparable loss in the 2018 period

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
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

	Six Months Ended June 30,
	2017	2018
Statement of Operations Data:
Revenue:
Product revenue	84.5%	88.7%
Service revenue	15.5	11.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	61.8	53.0
Service cost of sales	7.5	5.1
Selling, general and administrative	27.6	22.4
Depreciation and amortization	17.4	15.1
Total operating expenses	114.3	95.6
Operating income (loss)	(14.3)	4.4
Interest expense	(5.4)	(5.2)
Interest income	0.4	0.6
Other income (expense), net	0.0	0.0
Loss from equity method investments	0.0	(1.3)
Gain from extinguishment of debt	1.9	—
Gain (loss) from sale of certain assets of subsidiary	41.0	—
Income (loss) before income taxes	23.6	(1.5)
Income tax benefit (expense)	1.3	(0.1)
Net income (loss)	24.9	(1.6)
Loss attributable to noncontrolling interest	0.6	1.7
Net income (loss) attributable to Clean Energy Fuels Corp.	25.5%	0.1%
Revenue.    Revenue increased by $2.4 million to $172.9 million in the six months ended June 30, 2018, from $170.5 million in the six months ended June 30, 2018. This increase was primarily due to the addition of AFTC revenue, partially offset by the absence of compressor revenue, and lower station construction sales and volume -related revenue.
AFTC revenue increased by $26.9 million between periods primarily due to the absence of AFTC in the 2017 period and our recognition in the 2018 period of AFTC revenue for all of the vehicle fuel we sold in 2017.

Compressor revenue decreased by $11.7 million between periods due to the completion of the CEC Combination in December 2017 (see Note 4).

Station construction sales decreased by $10.0 million between periods, principally due to fewer full station and station upgrade projects in process.

Volume -related revenue decreased by $6.9 million between periods primarily due to reduced revenue received from sales of RINs and LCFS Credits, which was due in large part to the effects of the BP Transaction (see Note 3) as described in the MD&A contained in our 2017 Form 10-K and to a lesser extent the decrease in natural gas prices between periods.

Our effective price per gallon charged was $0.74 for the six months ended June 30, 2018, a $0.05 per gallon decrease from $0.79 per gallon for the six months ended June 30, 2017. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.

Cost of sales. Cost of sales decreased by $17.8 million to $100.4 million in the six months ended June 30, 2018, from $118.2 million in the six months ended June 30, 2017. This decrease was primarily due to a $10.7 million decrease in costs related to our former compressor business due to the completion of the CEC Combination in December 2017 (see Note 4) and a $7.8 million decrease between periods in costs related to lower station construction sales.

Our effective cost per gallon decreased by $0.03 per gallon between periods, to $0.48 per gallon in the six months ended June 30, 2018 from $0.51 per gallon in the six months ended June 30, 2017. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods and, to a lesser extent, the sale of our RNG production facilities in the BP Transaction, resulting in no costs to operate these facilities incurred in the 2018 period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $8.4 million to $38.7 million in the six months ended June 30, 2018, from $47.1 million in the six months ended June 30, 2017. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the completion of the CEC Combination in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $3.6 million to $26.1 million in the six months ended June 30, 2018, from $29.7 million in the six months ended June 30, 2017, primarily due to the asset impairments related to our station closures and former natural gas compressor business recorded during the third quarter of 2017.
Interest expense.  Interest expense decreased by $0.2 million to $9.0 million in the six months ended June 30, 2018, from $9.2 million in the six months ended June 30, 2017. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net Other income (expense), net changed by $0.1 million between periods, which was primarily attributable to a $0.2 million increase in gains recorded from disposal of assets between periods, partially offset by a $0.1 million increase in realized losses from sales of short -term investments.
Income tax benefit (expense).  Income tax benefit (expense) changed by $2.3 million to $(0.2) million in the six months ended June 30, 2018, from $2.1 million in the six months ended June 30, 2017. The change was primarily due to a decrease in the deferred tax benefit due to the completion of the reduction of goodwill amortization following the BP Transaction.
Loss from equity method investments.  Loss from equity method investments increased by $2.1 million between periods, which was attributable to the completion of the CEC Combination in December 2017.
Loss from noncontrolling interest.  During the six months ended June 30, 2017 and 2018, we recorded a $1.1 million and $2.9 million reversal of loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% and 46.5% minority interest that was held by third parties during the 2017 and 2018 periods, respectively.
Gain from extinguishment of debt. During the six months ended June 30, 2017, we recorded a gain of $3.2 million related to the extinguishment of debt. We recorded no comparable gain in the 2018 period.
Gain from sale of certain assets of subsidiary. During the six months ended June 30, 2017, we recorded a gain of $69.9 million related to the BP Transaction. We recorded no comparable gain in the 2018 period.

Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements and any merger, divestiture or acquisition activity, as well as our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that impact these results, including the amount and timing of our billing, collections and liability payments, completion of our station construction projects and receipt of government credits, grants and incentives.

Cash Flows

Cash provided by operating activities was $22.9 million in the six months ended June 30, 2018, compared to $5.1 million used in operating activities in the comparable 2017 period. The $28.0 million increase in cash provided by operating activities was primarily attributable to the AFTC revenue collected in June 2018, in addition to changes in working capital resulting from the timing of receipts and payments of cash.

Cash used by investing activities was $78.1 million in the six months ended June 30, 2018, compared to $55.5 million provided by investing activities in the comparable 2017 period. The $133.6 million decrease in cash provided by investing activities was primarily attributable to $149.1 million in cash received, net of cash transferred, in connection with the BP Transaction in the 2017 period. The decrease was partially offset by incremental maturities of short-term investments, net of purchases, of $8.5 million in the six months ended June 30, 2018 as compared to the comparable 2017 period.

Cash provided by financing activities in the six months ended June 30, 2018 was $61.5 million, compared to $43.8 million used in financing activities in the comparable 2017 period. The $105.3 million increase in cash provided by financing activities was primarily due to a $73.0 million increase in cash proceeds from stock issuances, net of fees, primarily related to the Total Private Placement, in addition to a $23.9 million decrease in cash used to make debt repayments, net of borrowings.

Capital Expenditures and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital requirements, including costs associated with fuel sales, outlays for the design and construction of new fueling stations, additions or other modifications to existing fueling stations, debt repayments and repurchases, purchases of CNG tanker trailers and natural gas heavy-duty trucks, maintenance of LNG production facilities, any investments in other entities, mergers and acquisitions (if any), financing natural gas vehicles for our customers, pursuing market expansion as opportunities arise, including geographically and to new customer markets, supporting our sales and marketing activities, including support of legislative and regulatory initiatives, and other general corporate purposes.

Our business plan calls for approximately $15.0 million in capital expenditures for 2018. Our capital expenditures primarily relate to the purchase of natural gas heavy-duty trucks, the construction of CNG fueling stations, and LNG plant maintenance costs.

In addition, NG Advantage may spend as much as $45.0 million to purchase additional CNG trailers and equipment in support of its operations and customer contracts, a majority of which would be financed by third parties.

We had total indebtedness of approximately $240.4 million in principal amount as of June 30, 2018, of which approximately $113.3 million, $55.5 million, $55.3 million, $4.8 million, $4.4 million and $7.1 million is expected to become due in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively. Additionally, we expect our total interest payment obligations relating to our indebtedness to be approximately $16.6 million in 2018, $6.9 million of which had been paid when due as of June 30, 2018. As of June 30, 2018, we are permitted to issue up to 14.0 million shares of common stock to repay part of the outstanding principal amount of certain of our convertible notes. Although we believe we have sufficient liquidity and capital resources to repay our debt coming due in the next 12 months, we may elect to pursue alternatives, such as refinancing or debt or equity offerings, to increase our cash management flexibility.

We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries or use capital for other activities or pursuits, in addition to those described above.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our revolving credit facility with PlainsCapital Bank (“Plains”) as described below, provides us with an additional source of liquidity. As of June 30, 2018, we had total cash and cash equivalents and short-term investments of $252.7 million, compared to $177.5 million as of December 31, 2017.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of other government credits, grants and incentives, such as AFTC; volatility in commodity costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as other factors described in this MD&A and elsewhere in this report.

On June 13, 2018, we completed the Total Private Placement and received $83.4 million of gross cash proceeds from the transaction. See “Recent Developments” above and Note 15 for more information.

On March 31, 2017, we completed the BP Transaction. The net proceeds to us from the BP Transaction were approximately $143.0 million. See Note 3 for more information.

In November 2015, we commenced an “at-the-market” offering program (the “ATM Program”), under which we were entitled to issue and sell, from time to time through or to a sales agent, shares of our common stock having an aggregate offering price of up to $200.0 million. From the commencement of the ATM Program until our termination thereof on May 31, 2017, we received aggregate net proceeds of $117.9 million from sales of our common stock in the program.

The following table summarizes the activity under the ATM Program for the periods presented:

(in millions)	Six Months Ended June 30, 2017	Inception through May 31, 2017
Gross proceeds	$10.8	$121.3
Fees and issuance costs	0.3	3.4
Net proceeds	$10.5	$117.9
Shares issued	3.8	36.4

On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis for a term of one year (the “Credit Facility”). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On October 31, 2016, the Credit Facility's maturity date was extended from February 28, 2017 to September 30, 2018. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017. As a result, we had no amounts outstanding and $50.0 million of availability under the Credit Facility as of June 30, 2018.

See Note 12 for more information about all of our outstanding debt.

We believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and financing activities will satisfy our business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources.

The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of natural gas sales and other volume-related activity, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

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

Off-Balance Sheet Arrangements
As of June 30, 2018, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.1 million;

•	One long-term natural gas contract with a take-or-pay commitment;

•	One long-term natural gas contract with a fixed supply commitment along with a guaranty agreement; and

•	Operating leases where we are the lessee.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds because, based on historical experience and available information, we do not believe it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
As of June 30, 2018, we had one long-term natural gas contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index based prices and expires in December 2020.
NG Advantage has entered into an arrangement with one of its customers for the purchase, sale and reservation of a specified volume of CNG transportation capacity over a five-year period, or until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and this customer in which we guarantee, in an amount up to $30.0 million plus related fees, NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the arrangement. Our guaranty is in effect until thirty days following our notice to NG Advantage’s customer of termination.

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
Natural gas costs represented $83.3 million of our cost of sales in 2017 and $41.4 million of our cost of sales for the six months ended June 30, 2018.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at June 30, 2018.
Foreign Currency Exchange Rate Risk
Before completion of the CEC Combination, we had foreign operations that exposed us to foreign currency exchange gains and losses. Since the functional currency of those foreign subsidiaries is their local currency, the currency effects of translating the financial statements of the foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our consolidated financial statements and do not impact earnings. Foreign currency transaction gains and losses not in these subsidiaries’ functional currency, however, do impact earnings, but these amounts were not material for the six months ended June 30, 2018. In this period, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged. On December 29, 2017, we contributed our foreign operations (compressor business) to SAFE & CEC S.r.l. See Note 4 for more information on the CEC Combination.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2018, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

Item 4.—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
We incurred pre-tax losses in 2015, 2016, 2017 and the six months ended June 30, 2018. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor business (which we combined with another company’s natural gas fueling compressor business in a newly formed joint venture, in a transaction we refer to as the “CEC Combination”), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. Any similar actions in the future could also have adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.
Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including flatter volume and customer growth in 2018 to date that could continue in future periods. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG,” which can be delivered in the form of CNG or LNG), are subject to significant fluctuations, including decreased LNG volumes in some markets in recent periods that may continue in the future and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, including a general decline or a decline in one type of natural gas that is not offset by an equal or greater increase in demand for a different type of natural gas, our business, prospects, financial condition and operating results would be harmed.

Factors that may influence the adoption of natural gas as a vehicle fuel include, among others:

•
Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•	Perceptions about the need for alternative vehicle fuels generally;

•
Perceptions about the benefits of renewable and conventional natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

•
Natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design and performance, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

•
Increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in this market, including advances or improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels;

•
The availability and effect of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling conventional and renewable natural gas as a vehicle fuel;

•
Adoption of government policies or programs or increased publicity or other attention or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

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

If there are advances or improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels, demand for natural gas vehicles may decline.
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
Prices for crude oil, which is the commodity used to make gasoline and diesel, today's most prevalent vehicle fuels, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. Market adoption of natural gas as a vehicle fuel could be slowed or limited if the over-supply and resulting low prices of crude oil, gasoline and diesel continue, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel. Any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the prospects for and success of our industry and our business to materially suffer. In addition, if prices of gasoline and diesel decrease or prices of natural gas increase, we may not be able to offer our customers an attractive price advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively impact our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.

Pricing conditions may also exacerbate the cost differential between natural gas vehicles and gasoline or diesel- powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, because the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time, through the lower cost to fuel a natural gas vehicle. Operators may, however, perceive an inability to timely recover these additional initial costs if CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

Additionally, the prices of natural gas, crude oil, gasoline and diesel have been volatile in recent years, and this volatility may continue. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely impact our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse impact on our operating results.

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
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel because the vast majority of vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. We also face high levels of competition with respect to our other business activities, including our procurement and sale of RNG and our transport and sale of CNG through the virtual natural gas pipelines and interconnects of our subsidiary, NG Advantage, LLC (“NG Advantage”).

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

We expect competition to increase in the vehicle fuels market generally and, if the demand for natural gas vehicle fuel increases (due to more favorable pricing conditions caused by higher gasoline and diesel prices or lower natural gas prices or other factors), in the market for natural gas vehicle fuel. Any such increased competition may reduce our customer base and revenue and may lead to increased pricing pressure, reduced operating margins and fewer expansion opportunities.

Vehicle and engine manufacturers produce very few natural gas vehicles and engines in our key customer and geographic markets, which limits our customer base and our sales of RNG, CNG, and LNG.
Original equipment manufacturers produce a relatively small number of natural gas engines and vehicles in the U.S. and Canadian markets. Further, these manufacturers, over which we have no control, may not decide to expand or maintain, or may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases the cost to purchase these vehicles and limits their availability, which restricts their large-scale introduction and adoption. As a result of these and other factors, the limited supply of natural gas vehicles could reduce the potential size of our customer base and the volume of natural gas vehicle fuel we sell, which could harm our results of operations, business and prospects.
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively impact our business.
Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG, CNG and LNG as a vehicle fuel. These include a federal alternative fuels tax credit (“AFTC”) under which we have generated revenue for our natural gas vehicle fuel sales made through December 31, 2017, but which is not available for vehicle fuel sales made after that date, and various government programs that make grant funds available for the purchase and construction of natural gas vehicles and fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the federal Renewable Fuel Standard Phase 2 and the California and Oregon Low Carbon Fuel Standards, under which we generate credits (“RINs” or “RIN Credits” and “LCFS Credits,” respectively) by selling RNG, CNG and LNG as a vehicle fuel.

These programs and regulations, which have the effect of encouraging the use of RNG, CNG or LNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel or alternative vehicle fuels other than natural gas, including lawmakers, regulators, policymakers, environmental or advocacy organizations or other powerful groups, many of which have substantially greater resources and influence than we have, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.
Servicing our debt requires a significant amount of cash, and we may not generate sufficient cash flow from our business to pay our debt.
We have substantial indebtedness, including significant principal amounts and interest payments that are due in 2018.

We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
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
If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. For instance, we are permitted to issue up to 14.0 million shares of our common stock to repay part of the outstanding principal amount of certain of our convertible notes. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. Additionally, because the agreements governing much of our existing indebtedness do not restrict our ability to incur additional debt or require us to maintain financial ratios or specified levels of net worth or liquidity, we may seek capital from other sources to service our debt, such as selling assets, restructuring or refinancing our existing debt or obtaining additional equity or debt financing. Our ability to engage in any of these activities, if we decide to do so, would depend on the capital markets and the state of our industry, business and financial condition at the time, and could also subject us to significant risks, which are discussed in these risk factors below. Moreover, we may not be successful in obtaining any additional capital we may pursue on desirable terms, at a desirable time or at all. Any failure to pay our debts when due could result in a default on our debt obligations.

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
Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Any issuances of our common stock or securities convertible into our common stock to raise capital, such as our issuance to Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”), of 50,856,296 shares of our common stock in June 2018, would dilute the ownership interest of our existing stockholders. Any debt financing we may pursue, including, among others, equipment financing, sales of convertible notes, high-yield debt, asset-based loans, term loans, municipal bond financing, loans secured by receivables or inventory or commercial bank financing, could require us to make significant interest payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed in these risk factors above. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our contractual obligations, business plans, capital expenditures, other expenses and any mergers, acquisitions or strategic investments, transactions or relationships, we could be forced to suspend, delay or curtail these plans, expenditures or other activities. Any such outcome could negatively affect our business, performance, liquidity and prospects.

If we are not able to fuel a greater number of natural gas heavy-duty trucks, our financial results and business would be materially adversely affected.
We are seeking to fuel a greater number of natural gas heavy-duty trucks, which is one of our target customer markets. In connection with this effort, we have built a nationwide network of natural gas truck-friendly fueling stations, which we refer to as “America’s Natural Gas Highway” or “ANGH,” and we are pursuing a truck financing program and related credit support arrangement with Total and certain other parties, which is intended to facilitate and grow the deployment of natural gas heavy-duty trucks in the United States.
Our pursuit of more customers and increased volumes in the heavy-duty truck market, as well as our ability to successfully execute our initiatives designed to achieve this goal, are subject to substantial risks, including, among others:
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

•We may fail to accurately predict demand in any of the locations in which we build and open ANGH or other fueling stations. As a result, we have built stations that we may not open for fueling operations and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the stations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue. For any stations that are open and underperforming, we may decide to close the stations, as we did in the third and fourth quarters of 2017. Any future station closures would result in substantial costs and non-cash asset impairments or other charges, and could also harm our reputation and reduce our potential customer base and prospects for future growth.

•Our intended truck financing program is the subject of a letter of intent between us and Total, in which both parties have agreed to negotiate in good faith regarding the launch of the program, but the launch of the program remains subject to completion of definitive agreements among various parties. As a result, the program may not be launched when or as expected, on terms similar to those contemplated by the letter of intent, or at all, in which case our costs, efforts and other resources expended on the program to date may not produce adequate, or any, benefits to us. Also, although the goal for the program is to grow the natural gas heavy-duty truck market in the United States, the concept and design of the program, as presently contemplated, are unique and complex, and the program may not be successful. As a result, even if the program is implemented, it may not achieve the intended growth in this market or, even if such growth is achieved, may not positively affect our results if any increased customers, volumes and revenues are not sufficient to outweigh the costs to us of the program.

We must effectively manage these risks in order to obtain the anticipated benefits from ANGH and our planned truck financing program and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not successful in the heavy -duty truck market, our business, financial condition and operating results would be materially and adversely affected.
Compliance with greenhouse gas emissions regulations that affect our operations may prove costly and negatively affect our financial performance.
California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. California’s laws require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050.These regulations, if and when adopted and implemented, could impact several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants.

As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with the CNG and LNG vehicle fuel we sell.

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

The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG from BP and other third parties; to sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and to sell, at favorable prices, credits we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel, including RINs and LCFS Credits. If we are not successful at one or more of these activities, our RNG business could fail and our performance and financial condition could be materially harmed.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that impact the market for natural gas vehicle fuel generally, which is discussed in these risk factors above. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and subject to change and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, eliminate or reduce a significant revenue stream or incur substantial additional and unplanned expenses. Further, following our sale of certain assets related to our RNG business in the BP Transaction, the amount of revenue we generate from sales of RINs and LCFS Credits has decreased, which has and will continue to adversely affect our revenue levels (as compared to the level of revenue contributed by sales of these credits before completion of the BP Transaction) and financial results. Moreover, in the absence of federal and state programs that support the RNG vehicle fuel market, including premium prices for RNG, or that allow the generation and sale of RINs, LCFS Credits or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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
We have, and expect to continue to seek, long-term RNG, CNG and LNG station construction, maintenance and fuel sales contracts with various government bodies, which accounted for material portions of our revenue in 2015, 2016, 2017, and the six months ended June 30, 2018. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract, which could have a negative impact on our operations.
Further, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at the time of the termination. Modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition.
In addition, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest the contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid, and substantial delays or cancellation of contracts may follow any successful bids as a result of these protests.
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
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

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
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as divestitures, joint ventures, collaborations or other similar arrangements. For example, in March 2017 we completed the BP Transaction, in December 2017 we completed the CEC Combination, and we are in negotiations with Total and other parties to establish a truck financing program and related credit support arrangement (which remains subject to completion of definitive agreements).

These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others:

•	Difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner;

•	Diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities;

•	Failure to realize the anticipated synergies or other benefits of a transaction or relationship;

•
Failure to identify all of the operating problems, liabilities, shortcomings or other challenges associated with a company or asset we may partner with, invest in or acquire, including issues related to regulatory compliance practices, revenue recognition or other accounting practices, intellectual property rights, employee, customer or vendor relationships, or differing business strategies, approaches, cultures or goals;

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

•	Inability to generate sufficient revenue to offset costs related to an acquisition, investment or other transaction or relationship;

•	Incurrence of substantial costs, debt or equity dilution in order to fund an acquisition, investment or other transaction or relationship;

•	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire; and

•
The occurrence of many of the risks described above if we fail to accurately predict trends in our key markets, which could lead us to neglect opportunities that ultimately capitalize on these trends or, conversely, pursue transactions that do not best serve our markets or customers over the long term.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we received no AFTC revenue in 2017, and we received all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018); volatility in commodity costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as the other factors described in these risk factors.

Our performance in certain periods has also been impacted by transactions or events that have resulted in significant cash or non-cash gains or losses, which may not recur regularly, in the same amounts or at all in other periods. For example, our performance for the six months ended June 30, 2017 was positively affected by gains related to repurchases or retirements of our outstanding convertible debt and by a gain related to the BP Transaction, which gains did not recur in the six months ended June 30, 2018.
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

We believe our future success is dependent on the contributions of certain key people, including our officers and directors. In many cases, we believe these individuals’ knowledge of our business and experience in our industry would be difficult to replace. As a result, and due to the high levels of competition for talent in our industry, we may incur significant costs to try to retain these key people. All of our U.S. employees, however, including our management team, are permitted to terminate their employment relationships with us at any time, and any of our directors could resign at any time or fail to be re-elected by our stockholders on an annual basis. If we are unable to retain our key people, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner and on reasonable terms, our business, operating results and financial condition could be harmed.

Natural gas purchase and sale commitments may exceed demand or supply, as applicable, which could cause our costs relative to our revenue to increase.

We are a party to one long-term natural gas purchase agreement with a take-or-pay commitment, and we may enter into additional similar contracts in the future. These take-or-pay commitments require us to pay for the natural gas we have agreed to purchase, irrespective of whether we sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose natural gas vehicle fueling customers, or if demand under any existing or future sales contract diminishes, these take-or-pay commitments may exceed our natural gas demand. In addition, we are involved in various firm commitment natural gas supply arrangements, and we may establish additional similar arrangements in the future. These arrangements require us to supply certain volumes of natural gas over specified periods of time, and subject us to deficiency payments or other penalties if we are unable to deliver the committed volumes as and when required. If we fail to generate sufficient demand for our take-or-pay purchase commitments or satisfy our firm supply commitments, our supply costs or operating expenses could increase without a corresponding increase in revenue, which could cause our margins, performance and liquidity to be negatively impacted.
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
We provide product warranties with varying terms and durations for the stations we build and sell, and we establish reserves for the estimated liability associated with these warranties. Our warranty reserves are based on historical trends and any specifically identified warranty issues known to us, and the amounts estimated for these reserves could differ materially from the warranty costs we may actually realize. We would be adversely affected by an increase in the rate or volume of warranty claims or the amounts involved in warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Depending on their nature and scope, these threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. Implementing security measures designed to prevent, detect, mitigate or correct these threats involves significant costs, and any such measures could be inadequate or could fail. The occurrence of any of these risks could materially harm our business, reputation and performance.

Risks Related to Our Common Stock
A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
Following our issuance and sale of our common stock to Total in June 2018, Total holds approximately 25% of our outstanding shares of common stock and the largest ownership position of our Company. In addition, Total was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve on our board of directors and certain of its committees. Total or other large stockholders, including our co-founder and board member T. Boone Pickens, who continues to hold a material ownership position in our Company, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. These stockholders, however, may have interests that differ from yours and may vote or otherwise act in ways with which you disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control at a time when you and other stockholders may prefer not to sell.

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
In addition, all shares of our common stock held by our co-founder and board member T. Boone Pickens are pledged as security for loans made to Mr. Pickens by third parties. We are not a party to these loans. If the price of our common stock declines, Mr. Pickens may be forced to provide additional collateral for the loans or to sell shares of our common stock in order to remain within the margin limitations imposed by the loans. Any sales of our common stock following such a margin call that is not satisfied, or any other large sales of our common stock by Total, our largest stockholder, or our other directors or officers, may cause the price of our common stock to decline.
The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. This volatility may be in response to factors that are beyond our control. Factors that may cause volatility in the price of our common stock include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed in these risk factors above;

•
Our ability to implement our business plans and their level of success, including, among others, our goal of fueling a greater number of natural gas heavy-duty trucks and our related initiatives to launch a truck financing program and related credit support arrangement with Total and build ANGH;

•	Failure to meet or exceed the financial guidance we have provided to the public or the estimates and projections of the investment community;

•	The market's perception of the success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures, replacements or other changes;

•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.

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

3.1*
Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated September 14, 2006, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated May 8, 2014.

3.1.1*	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.

10.125
Stock Purchase Agreement dated May 9, 2018, between Clean Energy Fuels Corp. and Total Market Services, S.A. (incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018).

10.126
Voting Agreement dated May 9, 2018, among Clean Energy Fuels Corp., Total Market Services, S.A., and the directors and officers of Clean Energy Fuels Corp. signatory thereto (incorporated by reference to Exhibit 10.126 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018).

10.127
Form of Registration Rights Agreement, dated June 13, 2018, between Clean Energy Fuels Corp. and Total Market Services, S.A. (incorporated by reference to Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018).

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2018;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2018; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 7, 2018	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)