Form 10-Q
period 2018-09-30
Clean Energy Fuels Corp.
filed 2018-11-07
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2018, there were 203,472,977 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data, Unaudited)

	December 31, 2017	September 30, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$37,208	$160,020
Short-term investments	141,462	95,964
Accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,507 as of December 31, 2017 and September 30, 2018, respectively	63,961	69,822
Other receivables	19,235	17,890
Inventory	35,238	37,103
Prepaid expenses and other current assets	7,793	8,096
Total current assets	304,897	388,895
Land, property and equipment, net	367,305	344,077
Notes receivable and other long-term assets, net	21,397	15,978
Investments in other entities	30,395	27,674
Goodwill	64,328	64,328
Intangible assets, net	3,590	2,478
Total assets	$791,912	$843,430
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$139,699	$115,879
Accounts payable	17,901	12,849
Accrued liabilities	42,268	48,322
Deferred revenue	3,432	8,830
Total current liabilities	203,300	185,880
Long-term portion of debt and capital lease obligations	120,388	122,817
Other long-term liabilities	18,566	15,348
Total liabilities	342,254	324,045
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares and 304,000,000 shares as of December 31, 2017 and September 30, 2018, respectively; issued and outstanding 151,650,969 shares and 203,472,977 shares as of December 31, 2017 and September 30, 2018, respectively	15	20
Additional paid-in capital	1,111,432	1,196,720
Accumulated deficit	(683,570)	(695,515)
Accumulated other comprehensive loss	(887)	(273)
Total Clean Energy Fuels Corp. stockholders’ equity	426,990	500,952
Noncontrolling interest in subsidiary	22,668	18,433
Total stockholders’ equity	449,658	519,385
Total liabilities and stockholders’ equity	$791,912	$843,430

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue:
Product revenue	$67,669	$67,441	$211,747	$220,812
Service revenue	14,123	9,879	40,552	29,378
Total revenue	81,792	77,320	252,299	250,190
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	52,884	48,063	158,306	139,658
Service cost of sales	7,283	4,743	20,066	13,595
Inventory valuation provision	13,158	—	13,158	—
Selling, general and administrative	24,798	18,396	71,875	57,101
Depreciation and amortization	14,104	13,363	43,757	39,496
Asset impairments and other charges	60,666	—	60,666	—
Total operating expenses	172,893	84,565	367,828	249,850
Operating income (loss)	(91,101)	(7,245)	(115,529)	340
Interest expense	(4,270)	(4,096)	(13,466)	(13,126)
Interest income	465	1,129	1,156	2,193
Other income (expense), net	4	(193)	(28)	(126)
Loss from equity method investments	(30)	(542)	(100)	(2,739)
Gain from extinguishment of debt	—	—	3,195	—
Gain from sale of certain assets of subsidiary	—	—	69,886	—
Loss from formation of equity method investment	—	(1,163)	—	(1,163)
Loss before income taxes	(94,932)	(12,110)	(54,886)	(14,621)
Income tax benefit (expense)	44	(89)	2,183	(266)
Net loss	(94,888)	(12,199)	(52,703)	(14,887)
Loss attributable to noncontrolling interest	747	1,300	1,813	4,235
Net loss attributable to Clean Energy Fuels Corp.	$(94,141)	$(10,899)	$(50,890)	$(10,652)
Loss per share:
Basic	$(0.62)	$(0.05)	$(0.34)	$(0.06)
Diluted	$(0.62)	$(0.05)	$(0.34)	$(0.06)
Weighted-average common shares outstanding:
Basic	150,927,825	203,469,222	150,128,204	172,946,896
Diluted	150,927,825	203,469,222	150,128,204	172,946,896
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2018	2017	2018	2017	2018
Net loss	$(94,141)	$(10,899)	$(747)	$(1,300)	$(94,888)	$(12,199)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2018	252	59	—	—	252	59
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2017 and 2018	2,919	—	—	—	2,919	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2017 and 2018	70	56	—	—	70	56
Total other comprehensive income	3,241	115	—	—	3,241	115
Comprehensive loss	$(90,900)	$(10,784)	$(747)	$(1,300)	$(91,647)	$(12,084)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018	2017	2018
Net loss	$(50,890)	$(10,652)	$(1,813)	$(4,235)	$(52,703)	$(14,887)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2017 and 2018	289	(45)	—	—	289	(45)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2017 and 2018	5,033	—	—	—	5,033	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2017 and 2018	(39)	659	—	—	(39)	659
Total other comprehensive income	5,283	614	—	—	5,283	614
Comprehensive loss	$(45,607)	$(10,038)	$(1,813)	$(4,235)	$(47,420)	$(14,273)
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities:
Net loss	$(52,703)	$(14,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	43,757	39,496
Provision for doubtful accounts, notes and inventory	16,156	1,294
Stock-based compensation expense	6,604	4,312
Amortization of discount and debt issuance cost	973	55
Loss on disposal of property and equipment	2,500	1,210
Gain on extinguishment of debt	(3,195)	—
Gain from sale of certain assets of subsidiary	(69,886)	—
Loss from formation of equity method investment	—	1,163
Loss from equity method investments	100	2,739
Asset impairments and other charges	58,119	—
Changes in operating assets and liabilities:
Accounts and other receivables	23,936	(6,605)
Inventory	494	(2,403)
Prepaid expenses and other assets	1,914	260
Accounts payable	(9,426)	(2,374)
Deferred revenue	(550)	2,790
Accrued expenses and other	(22,198)	1,954
Net cash provided by (used in) operating activities	(3,405)	29,004
Cash flows from investing activities:
Purchases of short-term investments	(227,212)	(293,599)
Maturities and sales of short-term investments	149,044	340,284
Purchases of and deposits on property and equipment	(27,529)	(14,209)
Loans made to customers	(535)	—
Payments on and proceeds from sales of loans receivable	978	388
Cash received from sale of certain assets of subsidiary, net of cash, cash equivalents and restricted cash transferred	149,088	871
Investments in other entities	(1,929)	—
Proceeds from disposal of property and equipment	—	530
Nonrefundable customer deposit	8,350	—
Net cash provided by investing activities	50,255	34,265
Cash flows from financing activities:
Issuances of common stock	10,767	83,433
Fees paid for issuances of common stock and debt issuance costs	(638)	(993)
Payment to holders of stock options in subsidiary	(8,605)	—
Proceeds from debt instruments	7,561	8,243
Proceeds from revolving line of credit	308	—
Repayment of borrowing under revolving line of credit	(23,670)	—
Repayment of capital lease obligations and debt instruments	(29,664)	(31,066)
Net cash provided by (used in) financing activities	(43,941)	59,617
Effect of exchange rates on cash, cash equivalents and restricted cash	751	(74)
Net increase in cash, cash equivalents and restricted cash	3,660	122,812
Cash, cash equivalents and restricted cash, beginning of period	43,115	37,208
Cash, cash equivalents and restricted cash, end of period	$46,775	$160,020
Supplemental disclosure of cash flow information:
Income taxes paid	$363	$171
Interest paid, net of approximately $73 and $169 capitalized, respectively	14,351	9,182

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
The Company’s principal business is supplying renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives. In addition, for all periods presented before March 31, 2017, the Company produced RNG at its own production facilities, and for all periods presented before December 29, 2017, the Company manufactured natural gas fueling compressors and other equipment used in CNG stations. See Notes 4 and 5 for more information.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2018, and results of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2018, and cash flows for the nine months ended September 30, 2017 and 2018. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year.
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
Reclassifications

During the nine months ended September 30, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (see Note 20). The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, the Company chose to also conform this classification on the accompanying condensed consolidated balance sheets. This resulted in prior period restricted cash of $1,127 as of December 31, 2017 being reclassified into one line item with cash and cash equivalents to conform to presentation as of September 30, 2018. In addition, certain prior period amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Volume -related	$63,123	$67,827	$199,987	$197,805
Station construction sales	12,502	9,359	34,077	20,938
Alternative fuels excise tax credit (“AFTC”)	—	—	—	26,863
Compressor sales	5,919	—	17,640	—
Other	248	134	595	4,584
	$81,792	$77,320	$252,299	$250,190
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
The Company sells RINs and LCFS Credits (the “government credits”) to third parties that need the credits to comply with federal and state requirements. The government credits are considered variable consideration because they can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, these government credits are constrained until there is an agreement in place to monetize the credits at a determinable price. Upon entering into such an agreement, the government credits are recognized as the constraint is removed.
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

The Company generally recognizes revenue over time as the Company performs under its station construction contracts because of the continual transfer of control of the goods to the customer, who typically controls the work in process. Revenue is recognized based on the extent of progress towards completion of the performance obligation and is recorded proportionally as costs are incurred. Costs to fulfill the Company’s obligations under these contracts typically include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

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

Under the typical payment terms of the Company’s station construction contracts, the customer makes either performance-based payments (“PBPs”) or progress payments. PBPs are interim payments of the contract price based on quantifiable measures of performance or the achievement of specified events or milestones. Progress payments are interim payments of costs incurred as the work progresses. For some of these contracts, the Company may be entitled to receive an advance payment. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a construction contract and to protect the Company if the customer fails to adequately complete some or all of its obligations under the contract. In addition, the customer retains a small portion of the contract price until completion of the contract. Such retained portion of the contract price is not considered a significant financing component because the intent is to protect the customer.

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
AFTC
See Note 19 for more information about AFTC. AFTC is considered variable consideration because it can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, AFTC is not recognized as revenue until it is authorized through federal legislation, which also provides a determinable price. The Company recognizes revenue in the period the credit is authorized through federal legislation.
Compressor Sales
The Company completed the CEC Combination (as defined in Note 5) during the year ended December 31, 2017 and no longer generates revenue from compressor sales.

Other
The majority of other revenue is from sales of used natural gas heavy -duty trucks purchased by the Company. Revenue on these contracts is recognized at the point in time when the customer accepts delivery of the truck.
Remaining Performance Obligations

Remaining performance obligations represents the transaction price of customer orders for which the work has not been performed. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $11,316, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume -related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the “right to invoice” practical expedient.
Costs to Fulfill a Contract
The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by the Company’s subsidiary, NG Advantage LLC (“NG Advantage”), for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying condensed consolidated balance sheets. As of September 30, 2018, these capitalized costs incurred to fulfill contracts were $7,270 with accumulated depreciation of $4,495 and related amortization of $484 and $1,490 for the three and nine months ended September 30, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying condensed consolidated balance sheets. Changes in the contract asset and liability balances during the nine months ended September 30, 2018, were not materially impacted by any factors outside the normal course of business.
As of December 31, 2017 and September 30, 2018, the Company’s contract balances were as follows:

	December 31, 2017	September 30, 2018
Receivables, net	$63,961	$69,822

Contract Assets - Current	$1,603	$550
Contract Assets - Noncurrent	5,046	3,890
Contract Assets - Total	$6,649	$4,440

Contract Liabilities - Current	$3,432	$8,830
Contract Liabilities - Noncurrent	13,413	10,682
Contract Liabilities - Total	$16,845	$19,512
Receivables, Net
“Receivables, net” in the accompanying condensed consolidated balance sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, and the age of outstanding receivables.
Contract Assets
Contract assets include unbilled amounts typically resulting from the Company’s station construction sale contracts, when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are classified as current or noncurrent based on the timing of billings. The current portion is included in “Prepaid expenses and other current assets” and the noncurrent portion is included in “Notes receivable and other long-term assets, net” in the accompanying condensed consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and deferred revenue when cash payments are received or due in advance of the Company’s performance obligation, which are generally for the Company’s volume -related revenue contracts. Billings in excess of revenue recognized of $1,092 and $3,255 are classified as current and are included in “Deferred revenue” in the accompanying condensed consolidated balance sheets as of December 31, 2017 and September 30, 2018, respectively. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The noncurrent portion of deferred revenue is included in “Other long -term liabilities” in the accompanying condensed consolidated balance sheets.
The increase in the contract liabilities balance for the nine months ended September 30, 2018 is primarily driven by billings in excess of revenue recognized, offset by $1,636 of revenue recognized related to the Company’s contract liability balances as of December 31, 2017.

Note 3—Asset Impairments, Other Charges, and Inventory Valuation Provision

In light of continuing low oil prices and the current state of natural gas vehicle adoption, among other factors, during the three months ended September 30, 2017, the Company undertook an evaluation of its operations with the intent of minimizing and eliminating assets it believed were underperforming. As a result of this evaluation, the Company identified certain of its fueling stations where the current and projected natural gas volume and profitability levels were not expected to be sufficient to support the Company’s investment in the fueling station assets, and the Company decided to close these stations. The Company also reduced its workforce and took other steps to reduce overhead costs as a result of this evaluation, in an effort to lower its operating expenses going forward. In addition, this evaluation resulted in a strategic shift in how the Company viewed its natural gas compressor manufacturing business, operated by its then-subsidiary, Clean Energy Compression Corp. (“CEC”). In an effort to increase the scale and reach and improve the financial prospects of the Company’s investment in this business, the Company entered into an investment agreement with a strategic partner in November 2017, pursuant to which both parties combined their respective natural gas compressor manufacturing businesses (see Note 5 for more information). As a result of these decisions and the steps taken to implement them, the Company incurred, during the three months ended September 30, 2017 and on a pre-tax basis, aggregate cash and non-cash charges related to asset impairments and other charges, and a non-cash inventory valuation charge.

The following table summarizes these charges:

Three and Nine Months Ended September 30, 2017
Workforce reduction and related charges	$3,057
CEC asset impairments	32,274
Station closures and related charges	25,335
Total asset impairments and other charges	$60,666
Inventory valuation provision	13,158
Total charges	$73,824

Cash Charges

The following table summarizes the charges related to the foregoing that have been or will be settled with cash payments and their related liability balances as of December 31, 2017 and September 30, 2018, respectively:

	Charges	Cash Payments Made as of December 31, 2017	Balance as of December 31, 2017	Cash Payments Made as of September 30, 2018	Balance as of September 30, 2018
Employee severance	$2,757	(2,757)	$—	$—	$—
Lease termination fees and AROs for station closures	3,861	(70)	3,791	(1,667)	2,124
	$6,618	(2,827)	$3,791	(1,667)	$2,124

Note 4—Divestitures
On February 27, 2017, Clean Energy Renewable Fuels (“Renewables”), a subsidiary of the Company, entered into an asset purchase agreement (the “APA”) with BP Products North America, Inc. (“BP”). Pursuant to the APA, Renewables agreed to sell to BP its assets relating to its RNG production business (the “BP Transaction”), consisting of Renewables’ two RNG production facilities, Renewables’ interest in joint ventures formed with a third party to develop new RNG production facilities, and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed all $8,820 of remaining obligations under the Canton Bonds (as defined in Note 13).

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

The Company incurred $3,695 in transaction fees in connection with the BP Transaction, and the Company paid $8,605 in cash and issued 770,269 shares of the Company’s common stock with a fair value of $1,964 to former holders of options to purchase membership units in Renewables. The net proceeds from the BP Transaction were $142,190, net of $1,007 cash transferred to BP.

In February 2018, the Company received $871 in cash for its satisfaction of the performance criteria for the first period under the APA. Upon its receipt of such cash, the Company paid $65 in cash and issued 15,877 shares of the Company’s common stock with a fair value of $34 to former holders of options to purchase membership units in Renewables.

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
The Company determined that the BP Transaction did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
Note 5— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On November 26, 2017, the Company, through its former subsidiary, CEC, entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. Upon the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss from this investment of $817 and $2,964 for the three and nine months ended September 30, 2018, respectively. Subsequent to December 29, 2017, the Company recorded an increase of $1,163 in anticipated relocation expenses under the investment agreement in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2018 and in “Loss from formation of equity method investment” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2018. The Company has an investment balance in SAFE&CEC S.r.l. of $27,883 and $24,936 as of December 31, 2017 and September 30, 2018, respectively.

The Company determined that the CEC Combination did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over MCEP’s operations. The Company recorded a gain (loss) from this investment of $(30) and $276 for the three months ended September 30, 2017 and 2018, respectively, and $(100) and $226 for the nine months ended September 30, 2017 and 2018, respectively. The Company has an investment balance in MCEP of $1,512 and $1,738 as of December 31, 2017 and September 30, 2018, respectively.
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
On July 14, 2017, the Company contributed to NG Advantage all of its right, title and interest in and to a CNG fueling station located in Milton, Vermont. The Company purchased this CNG fueling station from NG Advantage in October 2014 in connection with the UPA, and at that time, the Company entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to the Company Series A Preferred Units with an aggregate value of $7,500. The Series A Preferred Units provide for an accrued return upon a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions; however, the Series A Preferred Units do not, in themselves, increase the Company’s controlling interest in NG Advantage. As a result, immediately following the contribution, the Company’s controlling interest in NG Advantage remained at 53.3%.

On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and BP for the purchase, sale and transportation of CNG. The Company guarantees NG Advantage’s payment obligations in the event of default up to $30,000 plus related fees. This guaranty is in effect until thirty days following the Company’s notice to NG Advantage’s customer of its termination. As consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.

On October 1, 2018, the Company purchased 1,000,001 common units from NG Advantage for an aggregate cash purchase price of $5,000. This purchase increased Clean Energy's controlling interest in NG Advantage from 53.3% to 61.7% as of October 1, 2018.

Net loss included a loss from the noncontrolling interest in NG Advantage of $747 and $1,300 for the three months ended September 30, 2017 and 2018, respectively, and $1,813 and $4,235 for the nine months ended September 30, 2017 and 2018, respectively. The value of the noncontrolling interest was $22,668 and $18,433 as of December 31, 2017 and September 30, 2018, respectively.

Note 6—Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31, 2017	September 30, 2018
Cash and cash equivalents	$36,081	$158,143
Restricted cash - standby letters of credit	1,127	1,127
Restricted cash - held in escrow	—	750
Total cash, cash equivalents and restricted cash	$37,208	$160,020
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.
At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”). Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $34,709 and $156,795 as of December 31, 2017 and September 30, 2018, respectively.
The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash consisted of standby letters of credit renewed annually and an amount held in escrow. As of December 31, 2017 and September 30, 2018, the Company had no long-term restricted cash.
Note 7—Short-term Investments
Short-term investments include available-for-sale debt securities and certificates of deposit. Available-for-sale debt securities are carried at fair value, inclusive of unrealized gains and losses. Unrealized gains and losses for debt securities are recognized in other comprehensive income, net of applicable income taxes. Gains or losses on sales of available-for-sale debt securities are recognized on the specific identification basis.
The Company reviews available-for-sale debt securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2018, the Company believes its carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,414	$(49)	$21,365
Zero coupon bonds	54,159	(33)	54,126
Corporate bonds	55,109	(40)	55,069
Certificates of deposit	10,902	—	10,902
Total short-term investments	$141,584	$(122)	$141,462
Short-term investments as of September 30, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$16,351	$—	$16,351
Zero coupon bonds	64,871	(2)	64,869
Corporate bonds	3,721	2	3,723
Certificates of deposit	11,021	—	11,021
Total short-term investments	$95,964	$—	$95,964

Note 8—Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s available-for-sale debt securities and certificate of deposits are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets. The Company’s liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2017 or September 30, 2018.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2018, respectively:

Description	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities (1):
Municipal bonds and notes	$21,365	$—	$21,365	$—
Zero coupon bonds	54,126	—	54,126	—
Corporate bonds	55,069	—	55,069	—
Certificates of deposit (1)	10,902	—	10,902	—
Liabilities:
Warrants (2)	$536	$—	$—	$536

Description	Balance at September 30, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities (1):
Municipal bonds and notes	$16,351	$—	$16,351	$—
Zero coupon bonds	64,869	—	64,869	—
Corporate bonds	3,723	—	3,723	—
Certificates of deposit (1)	11,021	—	11,021	—
Liabilities:
Warrants (2)	$435	$—	$—	$435

(1) Included in Short-term investments in the accompanying condensed consolidated balance sheets. See Note 7 for more information.
(2) Included in Accrued liabilities and Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended September 30, 2017, long-lived assets held and used with a carrying value of $59,367 were written down to their fair value of $6,709, resulting in charges of $52,658. The fair value of these assets was determined using Level 3 inputs. See Note 3 for more information.
Other Financial Assets and Liabilities
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2017 and September 30, 2018. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 13 for more information about the Company’s debt instruments.

Note 9—Other Receivables
Other receivables as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31, 2017	September 30, 2018
Loans to customers to finance vehicle purchases	$4,746	$5,360
Accrued customer billings	10,072	9,007
Fuel tax credits	177	1,256
Other	4,240	2,267
Total other receivables	$19,235	$17,890
Note 10—Inventory
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
Inventories as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31, 2017	September 30, 2018
Raw materials and spare parts	$35,145	$37,013
Finished goods	93	90
Total inventories	$35,238	$37,103

Note 11—Land, Property and Equipment
Land, property and equipment as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31, 2017	September 30, 2018
Land	$2,858	$2,858
LNG liquefaction plants	94,634	94,634
Station equipment	304,090	307,301
Trailers	70,906	71,284
Other equipment	88,313	95,623
Construction in progress	74,905	74,501
	635,706	646,201
Less: accumulated depreciation	(268,401)	(302,124)
Total land, property and equipment, net	$367,305	$344,077
Included in Land, property and equipment are capitalized software costs of $26,003 and $28,910 as of December 31, 2017 and September 30, 2018, respectively. Accumulated amortization of the capitalized software costs is $18,737 and $21,424 as of December 31, 2017 and September 30, 2018, respectively.
The Company recorded amortization expense related to the capitalized software costs of $1,140 and $1,026 for the three months ended September 30, 2017 and 2018, respectively, and $3,134 and $2,699 for the nine months ended September 30, 2017 and 2018, respectively.
As of September 30, 2017 and 2018, $2,007 and $1,660, respectively, are included in accounts payable and accrued liabilities balances, which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 12—Accrued Liabilities
Accrued liabilities as of December 31, 2017 and September 30, 2018 consisted of the following:

	December 31, 2017	September 30, 2018
Accrued alternative fuels incentives (1)	$2,954	$5,900
Accrued employee benefits	2,378	3,381
Accrued interest	1,486	4,897
Accrued gas and equipment purchases	8,722	10,560
Accrued property and other taxes	4,582	4,245
Accrued salaries and wages	8,363	6,117
Other (2)	13,783	13,222
Total accrued liabilities	$42,268	$48,322

(1)
Includes the amount of RINs and LCFS Credits and, as of September 30, 2018, the amount of AFTC payable to third parties. The AFTC expired as of December 31, 2017, but was reinstated in February 2018 for vehicle fuel sales made from January 1, 2017 through December 31, 2017. See Note 19 for more information about AFTC.

(2)
The amount as of December 31, 2017 and September 30, 2018 includes lease termination fees and asset retirement obligations related to the closure of certain fueling stations and working capital adjustments in the third and fourth quarters of 2017 (see Note 3 for more information), in addition to funding for certain commitments and transaction fees incurred as a result of the CEC Combination (see Note 5 for more information).

Note 13—Debt
Debt and capital lease obligations as of December 31, 2017 and September 30, 2018 consisted of the following and are further discussed below:

	December 31, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$125,000	$131	$124,869
5.25% Notes	110,450	454	109,996
NG Advantage debt and capital lease obligations	23,437	259	23,178
Capital lease obligations	802	—	802
Other debt	1,242	—	1,242
Total debt and capital lease obligations	260,931	844	260,087
Less amounts due within one year	(140,223)	(524)	(139,699)
Total long-term debt and capital lease obligations	$120,708	$320	$120,388

	September 30, 2018
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes	$100,000	$72	$99,928
5.25% Notes	110,450	2	110,448
NG Advantage debt and capital lease obligations	26,723	292	26,431
Capital lease obligations	809	—	809
Other debt	1,080	—	1,080
Total debt and capital lease obligations	239,062	366	238,696
Less amounts due within one year	(115,951)	(72)	(115,879)
Total long-term debt and capital lease obligations	$123,111	$294	$122,817

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
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of September 30, 2018.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to certain third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018 having an outstanding principal amount of $25,000 for a cash purchase price of $21,750. Upon such purchase, the applicable 7.5% Notes were surrendered and canceled in full. The Company’s repurchase of this 7.5% Note resulted in a gain of $3,191 for the nine months ended September 30, 2017.
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
As a result of the foregoing transactions, as of September 30, 2018, (i) GEIH held 7.5% Notes in an aggregate principal amount of $56,435, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $43,565.

5.25% Notes
In September 2013, the Company completed a private offering of $250,000 in principal amount of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).
The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,805 were $242,195. The Company used the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes. The 5.25% Notes bore interest at a rate of 5.25% per annum, payable semi-annually in arrears on October 1 and April 1 of each year, beginning on April 1, 2014. The 5.25% Notes matured October 1, 2018, unless any such notes were purchased, redeemed or converted prior to such date in accordance with their terms and the terms of the Indenture.
The Indenture contained customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture would allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, would automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of September 30, 2018.

Prior to September 30, 2018, the Company (i) paid an aggregate of $84,344 in cash to repurchase $114,550 in aggregate principal amount of the 5.25% Notes and (ii) issued an aggregate of 6,265,829 shares of its common stock in exchange for an aggregate of $25,000 in aggregate principal amount of the 5.25% Notes, together with all accrued and unpaid interest thereon. No such repurchases or exchanges occurred during the nine months ended September 30, 2017 or 2018. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and the Company has no further obligations under such notes.
On October 1, 2018, the Company paid to the holders, in cash, an aggregate of $110,450 in principal amount and $2,899 in accrued and unpaid interest owed under all then-outstanding 5.25% Notes due October 2018. Upon such payment, the 5.25% Notes were surrendered and canceled in full and the Company has no further obligations under such notes.
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which, as amended on December 6, 2017, has a maturity date of September 30, 2019. Pursuant to the Plains LSA, Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time (the “Credit Facility”). Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. As a result, the Company had no amounts outstanding under the Credit Facility as of September 30, 2018.

The Credit Facility is evidenced by a promissory note issued by the Company on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company’s obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of September 30, 2018.

Canton Bonds
On March 19, 2014, Canton Renewables, LLC (“Canton”), a former subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC — Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the “Canton Bonds”). The Canton Bonds were issued by the Michigan Strategic Fund (the “Issuer”) and the proceeds of the issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014. On March 31, 2017, Canton was sold to BP in the BP Transaction (see Note 4). As a result, the Canton Bonds became the obligation of BP as of such date.
NG Advantage Debt and Capital Lease Obligations
NG Advantage has debt and capital lease obligations for trailers and equipment due at various dates through 2025 bearing interest at rates up to 8.76%, with weighted -average interest rates of 4.98% and 5.89% as of December 31, 2017 and September 30, 2018, respectively. NG Advantage pledged to and granted a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received from various creditors.

Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02%, with weighted -average interest rates of 4.79% and 4.79% as of December 31, 2017 and September 30, 2018, respectively.

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
The information required to compute basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Weighted-average common shares outstanding	150,927,825	203,469,222	150,128,204	172,946,896
Dilutive effect of potential common shares from restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding -diluted	150,927,825	203,469,222	150,128,204	172,946,896
The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Stock Options	9,648,613	9,417,492	9,648,613	9,417,492
Convertible Notes	14,991,521	13,409,242	14,991,521	13,409,242
Restricted Stock Units	2,403,266	2,428,731	2,403,266	2,428,731
Total	27,043,400	25,255,465	27,043,400	25,255,465
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
The following table summarizes the activity under the ATM Program for the periods presented:

Nine Months Ended September 30, 2017
Gross proceeds	$10,767
Fees and issuance costs	311
Net proceeds	$10,456
Shares issued	3,802,500

Note 15—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Stock-based compensation expense, net of $0 tax in 2017 and 2018 (1)	$2,216	$1,206	$6,904	$4,312
(1)     $300 of stock-based compensation expense for the three and nine months ended September 30, 2017 is recorded in asset impairments and other charges in the accompanying condensed consolidated statements of operations and is reported in asset impairments and other charges in the accompanying condensed consolidated statements of cash flows. See Note 3 for more information.
As of September 30, 2018, there was $5,242 of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.84 years.
Note 16—Stockholders’ Equity
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
On June 13, 2018, the Company and Total closed the Total Private Placement, in which: (1) the Company issued to Total all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in Total holding approximately 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of September 30, 2018; (2) Total paid to the Company an aggregate of $83,404 in gross proceeds, which the Company has used and expects to continue to use for working capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and Total entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $2,694.

Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of September 30, 2018, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

During the nine months ended September 30, 2017, we issued and sold 3,802,500 shares of our common stock for gross proceeds of $10,767 in the ATM Program. See Note 14 for more information.

Note 17—Income Taxes
The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax benefit (expense) was $44 and $(89) for the three months ended September 30, 2017 and 2018, respectively, and $2,183 and $(266) for the nine months ended September 30, 2017 and 2018, respectively. Tax benefit (expense) for the 2018 periods was comprised of taxes due on the Company's U.S. operations, and for the 2017 periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax benefit for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to the absence of the tax benefit that arose from the Company's foreign operations following the CEC Combination (see Note 5). The decrease in the Company’s income tax benefit for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to a decrease in the deferred tax benefit attributed to the reduction of goodwill amortization following the BP Transaction (see Note 4). The effective tax rates for the three and nine months ended September 30, 2017 and 2018 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.
Following the BP Transaction and during the year ended December 31, 2017, the Company also benefited from the utilization of federal and state net operating loss (“NOL”) carryovers that offset all of the Company's federal and the majority of its state taxes. In addition to the decrease in its deferred tax liability of $2,493 attributed to the reduction in goodwill following the BP Transaction, the utilization of NOLs also resulted in a decrease of $29,768 in the Company’s deferred tax assets attributed to NOLs and a corresponding decrease in the Company's deferred tax asset valuation allowance.
The Company increased its liability for unrecognized tax benefits in the nine months ended September 30, 2018 by $2,178, which was primarily attributable to the portion of AFTC revenue recognized in the period that was offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during the year ended December 31, 2017. The net interest incurred was immaterial for both the three and nine months ended September 30, 2017 and 2018, respectively.
Note 18—Commitments and Contingencies
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
Note 19—Alternative Fuels Excise Tax Credit
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

As a result of the most recent legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, totaling $25,481, has been recognized and collected during the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2018, the Internal Revenue Service approved, and the Company recognized as revenue, $1,382 of AFTC credit claims related to prior years. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Note 20—Recently Adopted Accounting Changes and Recently Issued Accounting Standards
Recently Adopted Accounting Changes
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). This update is effective for fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, with early adoption permitted. The Company elected to early adopt this ASU during the nine months ended September 30, 2018, which did not have any impact on the accompanying condensed consolidated financial statements or related disclosures. The Company did not elect to reclassify the stranded tax effects of the TCJA as there were none.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company adopted this standard on a retrospective basis, and adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented in the accompanying condensed consolidated statement of cash flows, net cash flows decreased by $5,533 for the nine months ended September 30, 2017 (see Note 1).

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The new standard provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. Adoption of this standard did not have any impact on the accompanying condensed consolidated financial statements and related disclosures for the nine months ended September 30, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the guidance in former Accounting Standards Codification Topic 605, Revenue Recognition, to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for fiscal years beginning after December 15, 2017, which for the Company was the first quarter of 2018.
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
The ASC 606 adoption adjustments are as follows, and relate to significant financing components resulting from an advance payment by a customer of NG Advantage and an extended payment term to a station construction customer:

	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Notes receivable and other long-term assets, net	$21,397	$(963)	$20,434
Deferred revenue	$3,432	$330	$3,762
Accumulated deficit	$(683,570)	$(1,293)	$(684,863)

The ASC 606 adoption adjustments on the accompanying condensed consolidated balance sheet as of September 30, 2018 are as follows:

	September 30, 2018
	Balance before ASC 606 Adoption	Effect of Change	As Reported
Notes receivable and other long-term assets, net	$16,885	$(907)	$15,978
Deferred revenue	$7,989	$841	$8,830
Accumulated deficit	$(693,767)	$(1,748)	$(695,515)

The impact on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was immaterial.
Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, and mandates adoption using a modified retrospective method. The Company has completed its first phase of globally identifying its leases and is in the process of identifying changes to its processes, internal controls and system requirements and configurations that would result from the new lease standard. The Company’s implementation efforts are progressing as planned. The Company’s evaluation of the impact this ASU will have on its consolidated financial statements and related disclosures is ongoing and not complete.

Note 21—Subsequent Events
In October 2018, in support of the Company’s truck financing program, which the Company calls “Zero Now Financing,” the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of Total, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage the risk related to the diesel -to -natural gas price spread and are measured at fair value with changes in the fair value to be recorded in the consolidated statement of operations in the period incurred.
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

Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) delivered. Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in the transaction we refer to as the “BP Transaction”), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with another company’s natural gas fueling compressor manufacturing business in a newly formed joint venture, in the transaction we refer to as the “CEC Combination”).

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of September 30, 2018, we served nearly 1,000 fleet customers operating over 46,000 natural gas vehicles, and we currently own, operate or supply approximately 530 natural gas fueling stations in 41 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue
The following table represents our sources of revenue:

Revenue (in millions)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018
Volume -Related (1)	$63.1	$67.8	$200.0	$197.8
Compressor Sales (2)	5.9	—	17.6	—
Station Construction Sales	12.5	9.4	34.1	20.9
AFTC (3)	—	—	—	26.9
Other	0.3	0.1	0.6	4.6
Total	$81.8	$77.3	$252.3	$250.2

(1)
Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data.” The following table summarizes our revenue from sales of RINs and LCFS Credits in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017 (a)	2018	2017	2018
RIN Credits (b)	$3.8	$4.0	$17.2	$10.5
LCFS Credits (b)	—	2.6	2.9	6.5
Total	$3.8	$6.6	$20.1	$17.0

a.
We recognized no revenue from sales of LCFS Credits during the three months ended September 30, 2017 primarily because the majority of the LCFS Credits we had generated were sold in the BP Transaction and we could not sell our remaining LCFS Credits due to restrictions imposed on our credit account pending completion of an ongoing administrative review by the California Air Resources Board (“CARB”), which was completed in November 2017.

b.
Revenue from sales of RINs and LCFS Credits decreased after the first quarter of 2017 due to the effects of the BP Transaction. Please see the MD&A contained in our 2017 Form 10-K for more information.

(2)	We completed the CEC Combination on December 29, 2017 (see Note 5). As a result, no revenue for compressor sales has been or will be received or recorded after that date.

(3)
Represents a federal alternative fuels tax credit that we refer to as “AFTC,” which expired December 31, 2016 but, subsequent to December 31, 2017, was reinstated for vehicle fuel sales made in 2017. See “Recent Developments” below for more information.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by the RNG production facilities we owned before completion of the BP Transaction, (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2015, 2016, and 2017 and for the three and nine months ended September 30, 2017 and 2018:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018
CNG (1)	229.2	259.2	283.4	73.5	75.4	213.1	220.0
LNG	70.5	66.8	66.1	17.3	16.9	50.0	46.8
RNG (2)	8.8	3.0	1.9	0.7	—	1.9	—
Total	308.5	329.0	351.4	91.5	92.3	265.0	266.8

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018
O&M services	159.3	176.6	199.5	53.2	53.4	150.2	154.6
Fuel (1)	130.1	128.5	127.3	32.3	32.2	96.7	92.8
Fuel and O&M services (3)	19.1	23.9	24.6	6.0	6.7	18.1	19.4
Total	308.5	329.0	351.4	91.5	92.3	265.0	266.8

Other operating data (in millions)	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018
Station construction cost of sales	$32.3	$57.0	$47.0	$11.6	$8.7	$31.3	$20.7
Gross margin (4) (5)	$125.8	$147.1	$85.8	$8.5	$24.5	$60.8	$96.9
Net loss attributable to Clean Energy Fuels. Corp (4)	$(134.2)	$(12.2)	$(79.2)	$(94.1)	$(10.9)	$(50.9)	$(10.7)

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.4 million, 0.5 million, and 0.5 million, for the years ended December 31, 2015, 2016, and 2017, respectively, 0.1 million and 0.2 million for the three months ended September 30, 2017 and 2018, respectively, and 0.4 million and 0.4 million for the nine months ended September 30, 2017 and 2018, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG, sold as vehicle fuel, is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold. GGEs of Redeem sold were 50.1 million, 58.6 million, and 78.5 million for the years ended December 31, 2015, 2016, and 2017, respectively, 19.3 million and 28.3 million for the three months ended September 30, 2017 and 2018, respectively, and 53.6 million and 70.8 million for the nine months ended September 30, 2017 and 2018, respectively.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of AFTC revenue: $31.0 million, $26.6 million, and $0.0 million for the years ended December 31, 2015, 2016, and 2017, respectively, and $0.0 million and $26.9 million for the three and nine months ended September 30, 2018, respectively.

(5)	For the three and nine months ended September 30, 2017, gross margin includes an inventory valuation provision of $13.2 million. See Note 3 for more information.
Recent Developments
BP RNG Supply Agreement. In October 2018, we entered into a joint marketing arrangement that provides for us to receive an increased supply of RNG from BP. We expect that this will boost our volumes of RNG vehicle fuel in future periods. We will also share in the incremental environmental credit revenue generated from the additional RNG supply provided as vehicle fuel.

Full Cash Repayment of 5.25% Notes. On October 1, 2018, we paid to the holders of our 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”), in cash, an aggregate of $110.5 million in principal amount plus $2.9 million in accrued and unpaid interest owed under all then-outstanding 5.25% Notes due October 2018. Upon such payment, the 5.25% Notes were surrendered and canceled in full and we have no further obligations under such notes.

Total Private Placement. On May 9, 2018, we entered into a stock purchase agreement (“Purchase Agreement”) with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”), for the sale and issuance to Total of up to 50,856,296 shares of our common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The Total Private Placement closed on June 13, 2018, upon the satisfaction of all conditions to closing set forth in the Purchase Agreement. At the closing, we issued to Total all of the 50,856,296 shares of our common stock issuable under the Purchase Agreement, and Total paid to us an aggregate of $83.4 million in gross proceeds, which we have used and expect to continue to use for working capital and general corporate purposes, which may include executing our business plans, pursuing opportunities for further growth, and retiring a portion of our outstanding indebtedness.

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

In addition, and separate from the Total Private Placement, we have also launched a truck financing program with Total, pursuant to which Total will provide $100.0 million of credit support, designed to facilitate and grow the deployment of heavy-duty natural gas trucks in the United States. In October 2018, in support of the truck financing program, we executed two commodity swap agreements with Total Gas & Power North American, an affiliate of Total, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These swap agreements are designed to manage our risk related to the diesel -to -natural gas price spread.

AFTC. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year, which totaled $25.5 million, was recognized and collected in the nine months ended September 30, 2018. The AFTC credit for 2017 is equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. In addition, during the nine months ended September 30, 2018, the Internal Revenue Service approved, and we recognized as revenue, $1.3 million of AFTC credit claims related to prior years. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

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

The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including slower volume and customer growth in 2018 to date that could continue in future periods. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG, are subject to significant fluctuations, including decreased LNG volumes in some markets in recent periods that may continue in the future and may not be sufficiently offset by any increase in demand for RNG or CNG.

Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 13, have certain non-financial covenants with which we must comply. As of September 30, 2018, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A contained in our 2017 Form 10-K. In the nine months ended September 30, 2018, there were no material changes to these activities.
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

Recently Issued and Adopted Accounting Standards
See Note 20 for a description of recently issued and adopted accounting standards.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
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

	Three Months Ended September 30,
	2017	2018
Statement of Operations Data:
Revenue:
Product revenue	82.7%	87.2%
Service revenue	17.3	12.8
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	64.7	62.2
Service cost of sales	8.9	6.1
Inventory valuation provision	16.1	—
Selling, general and administrative	30.3	23.8
Depreciation and amortization	17.2	17.3
Asset impairments and other charges	74.2	—
Total operating expenses	211.4	109.4
Operating income (loss)	(111.4)	(9.4)
Interest expense	(5.2)	(5.3)
Interest income	0.6	1.5
Other income (expense), net	0.0	(0.2)
Loss from equity method investments	0.0	(0.7)
Gain from extinguishment of debt	—	—
Gain from sale of certain assets of subsidiary	—	—
Loss from formation of equity method investment	—	(1.5)
Loss before income taxes	(116.0)	(15.6)
Income tax benefit (expense)	0.1	(0.1)
Net loss	(115.9)	(15.7)
Loss attributable to noncontrolling interest	0.9	1.7
Net loss attributable to Clean Energy Fuels Corp.	(115.0)%	(14.0)%
Revenue. Revenue decreased by $4.5 million to $77.3 million in the three months ended September 30, 2018, from $81.8 million in the three months ended September 30, 2017. This decrease was primarily due to lower station construction sales and the absence of compressor revenue, partially offset by higher volume -related revenue.
Station construction sales decreased by $3.1 million between periods, principally due to fewer full station and station upgrade projects in process.
Compressor revenue decreased by $5.9 million between periods due to the completion of the CEC Combination in December 2017 (see Note 5).
Volume -related revenue increased by $4.7 million between periods, primarily due to a higher effective price per gallon charged, an increase in gallons delivered between periods, and the impact of temporarily stopping sales of LCFS Credits due to restrictions imposed on our LCFS Credit account during the 2017 period.

Our effective price per gallon charged was $0.73 for the three months ended September 30, 2018, a $0.04 per gallon increase from $0.69 per gallon for the three months ended September 30, 2017. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon between periods was primarily due to higher retail selling prices and the impact to the 2017 period of temporarily stopping sales of LCFS Credits due to restrictions imposed on our LCFS Credit account during the period.
Cost of sales. Cost of sales decreased by $20.5 million to $52.8 million in the three months ended September 30, 2018, from $73.3 million in the three months ended September 30, 2017. This decrease was primarily due to a $13.2 million inventory valuation provision recorded in the three months ended September 30, 2017 (see Note 3), and a $6.3 million decrease in costs related to our former compressor manufacturing business due to the completion of the CEC Combination in December 2017 (see Note 5).
Our effective cost per gallon increased by $0.01 per gallon between periods, to $0.47 per gallon in the three months ended September 30, 2018 from $0.46 per gallon in the three months ended September 30, 2017. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was primarily due to a temporary increase in natural gas transportation prices on the SoCalGas system.
Selling, general and administrative. Selling, general and administrative expenses decreased by $6.4 million to $18.4 million in the three months ended September 30, 2018, from $24.8 million in the three months ended September 30, 2017. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the completion of the CEC Combination in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $0.7 million to $13.4 million in the three months ended September 30, 2018, from $14.1 million in the three months ended September 30, 2017, primarily due to asset impairments related to our station closures and former natural gas compressor manufacturing business recorded during the third quarter of 2017.
Asset impairments and other charges. During the three months ended September 30, 2017, we recorded asset impairments and other cash and non-cash charges totaling $60.7 million related to our station closures, our former natural gas fueling compressor manufacturing business, our workforce reduction and other steps taken to reduce overhead costs. See Note 3 for more information. We recorded no comparable charge in the 2018 period.
Interest expense. Interest expense decreased by $0.2 million to $4.1 million in the three months ended September 30, 2018, from $4.3 million in the three months ended September 30, 2017. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net. Other income (expense), net decreased between periods, which was primarily attributable to an increase in losses recorded from disposals of assets between periods.
Loss from equity method investments. Loss from equity method investments increased by $0.5 million between periods, which was primarily attributable to the completion of the CEC Combination in December 2017.
Loss from formation of equity method investment. During the three months ended September 30, 2018, we recorded a loss of $1.2 million related to additional commitments incurred as a result of the CEC Combination. We recorded no comparable loss in the 2017 period.
Income tax benefit (expense). Income tax benefit decreased between periods, primarily due to the absence of the tax benefit that arose from the Company's foreign operations following the CEC Combination (see Note 5).
Loss attributable to noncontrolling interest.  During the three months ended September 30, 2017 and 2018, we recorded a $0.7 million and $1.3 million reversal of loss, respectively, for the noncontrolling interest in the net loss of our subsidiary, NG Advantage LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 46.7% and 46.5% minority interest that was held by third parties during the 2017 and 2018 periods, respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

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

	Nine Months Ended September 30,
	2017	2018
Statement of Operations Data:
Revenue:
Product revenue	83.9%	88.3%
Service revenue	16.1	11.7
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	62.7	55.8
Service cost of sales	8.0	5.4
Inventory valuation provision	5.2	—
Selling, general and administrative	28.5	22.8
Depreciation and amortization	17.3	15.8
Asset impairments and other charges	24.0	—
Total operating expenses	145.7	99.8
Operating income (loss)	(45.7)	0.2
Interest expense	(5.3)	(5.2)
Interest income	0.5	0.9
Other income (expense), net	0.0	(0.1)
Loss from equity method investments	0.0	(1.1)
Gain from extinguishment of debt	1.3	—
Gain from sale of certain assets of subsidiary	27.7	—
Loss from formation of equity method investment	—	(0.5)
Loss before income taxes	(21.5)	(5.8)
Income tax benefit (expense)	0.9	(0.1)
Net loss	(20.6)	(5.9)
Loss attributable to noncontrolling interest	0.7	1.7
Net loss attributable to Clean Energy Fuels Corp.	(19.9)%	(4.2)%
Revenue. Revenue decreased by $2.1 million to $250.2 million in the nine months ended September 30, 2018, from $252.3 million in the nine months ended September 30, 2018. This decrease was primarily due to the absence of compressor revenue and lower station construction sales and volume -related revenue, partially offset by the addition of AFTC revenue.
Compressor revenue decreased by $17.6 million between periods due to the completion of the CEC Combination in December 2017 (see Note 5).

Station construction sales decreased by $13.2 million between periods, principally due to fewer full station and station upgrade projects in process.

Volume -related revenue decreased by $2.2 million between periods, primarily due to reduced revenue received from sales of RINs and LCFS Credits, which was due in large part to the effects of the BP Transaction (see Note 4) as described in the MD&A contained in our 2017 Form 10-K and, to a lesser extent, the decrease in natural gas prices between periods.

Our effective price per gallon charged was $0.74 for the nine months ended September 30, 2018, a $0.02 per gallon decrease from $0.76 per gallon for the nine months ended September 30, 2017. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits and, to a lesser extent, the decrease in natural gas prices between periods.

AFTC revenue increased by $26.9 million between periods due to the absence of AFTC in the 2017 period and our recognition in the 2018 period of AFTC revenue for all of the vehicle fuel we sold in 2017.

Cost of sales. Cost of sales decreased by $38.3 million to $153.3 million in the nine months ended September 30, 2018, from $191.5 million in the nine months ended September 30, 2017. This decrease was primarily due to a $13.2 million inventory valuation provision recorded in the three months ended September 30, 2017 (see Note 3), a $16.4 million decrease in costs related to our former compressor manufacturing business due to the completion of the CEC Combination in December 2017 (see Note 5) and a $10.6 million decrease in costs related to lower station construction sales.

Our effective cost per gallon decreased by $0.01 per gallon between periods, to $0.48 per gallon in the nine months ended September 30, 2018 from $0.49 per gallon in the nine months ended September 30, 2017. The decrease in our effective cost per gallon was primarily due to a decrease in natural gas prices between periods and, to a lesser extent, the sale of our RNG production facilities in the BP Transaction, resulting in no costs to operate these facilities incurred in the 2018 period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $14.8 million to $57.1 million in the nine months ended September 30, 2018, from $71.9 million in the nine months ended September 30, 2017. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to the completion of the CEC Combination in 2017.
Depreciation and amortization. Depreciation and amortization decreased by $4.3 million to $39.5 million in the nine months ended September 30, 2018, from $43.8 million in the nine months ended September 30, 2017, primarily due to asset impairments related to our station closures and former natural gas compressor manufacturing business recorded during the third quarter of 2017.
Asset impairments and other charges. During the three months ended September 30, 2017, we recorded asset impairments and other cash and non-cash charges totaling $60.7 million related to our station closures, our former natural gas fueling compressor manufacturing business, our workforce reduction and other steps taken to reduce overhead costs. See Note 3 for more information. We recorded no comparable charge in the 2018 period.
Interest expense. Interest expense decreased by $0.4 million to $13.1 million in the nine months ended September 30, 2018, from $13.5 million in the nine months ended September 30, 2017. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net. Other income (expense), net increased between periods, which was primarily attributable to the absence of our former compressor subsidiary in the 2018 period.
Loss from equity method investments. Loss from equity method investments increased by $2.6 million between periods, which was attributable to the completion of the CEC Combination in December 2017.
Gain from extinguishment of debt. During the nine months ended September 30, 2017, we recorded a gain of $3.2 million related to the extinguishment of debt. We recorded no comparable gain in the 2018 period.
Gain from sale of certain assets of subsidiary. During the nine months ended September 30, 2017, we recorded a gain of $69.9 million related to the BP Transaction. We recorded no comparable gain in the 2018 period.
Loss from formation of equity method investment. During the nine months ended September 30, 2018, we recorded a loss of $1.2 million related to additional funding for certain commitments incurred as a result of the CEC Combination. We recorded no comparable loss in the 2017 period.
Income tax benefit (expense). Income tax benefit decreased between periods. The change was primarily due to a decrease in the deferred tax benefit due to the completion of the reduction of goodwill amortization following the BP Transaction.
Loss attributable to noncontrolling interest.  During the nine months ended September 30, 2017 and 2018, we recorded a $1.8 million and $4.2 million reversal of loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 46.7% and 46.5% minority interest that was held by third parties during the 2017 and 2018 periods, respectively.

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

Cash Flows

Cash provided by operating activities was $29.0 million in the nine months ended September 30, 2018, compared to $3.4 million used in operating activities in the comparable 2017 period. The increase in cash provided by operating activities was primarily attributable to the AFTC revenue collected in June 2018, in addition to changes in working capital resulting from the timing of receipts and payments of cash.

Cash provided by investing activities was $34.3 million in the nine months ended September 30, 2018, compared to $50.3 million provided by investing activities in the comparable 2017 period. Cash provided by investing activities for the nine months ended September 30, 2018 consisted primarily of maturities and sales of short-term investments, net of purchases. Cash provided by investing activities for the nine months ended September 30, 2017 consisted primarily of cash received in connection with the sale of our assets relating to our RNG production business in the BP Transaction.

Cash provided by financing activities in the nine months ended September 30, 2018 was $59.6 million, compared to $43.9 million used in financing activities in the comparable 2017 period. Cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of cash proceeds, net of fees, from our issuance of stock in the Total Private Placement, partially offset by our repayment of capital lease obligations and debt instruments. Cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of our repayment of borrowings under a revolving line of credit and our repayment of capital lease obligations and debt instruments, partially offset by cash proceeds from our issuance of stock in the ATM Program, as discussed below.

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

Our business plan calls for approximately $15.0 million in capital expenditures for 2018. Our capital expenditures primarily relate to the construction of CNG fueling stations, IT software and equipment and LNG plant maintenance costs.

In addition, NG Advantage may spend as much as $15.0 million to purchase additional CNG trailers and equipment in support of its operations and customer contracts; NG Advantage intends to seek financing from third parties for such capital expenditures.

We had total indebtedness of approximately $239.1 million in principal amount as of September 30, 2018, of which approximately $111.8 million, $55.5 million, $55.3 million, $4.9 million, $4.4 million and $7.2 million is expected to become due in 2018, 2019, 2020, 2021, 2022 and thereafter, respectively. Of these amounts, on October 1, 2018, we paid to the holders, in cash, an aggregate of $110.5 million in principal amount plus $2.9 million in accrued and unpaid interest owed under all then-outstanding 5.25% Notes.

We expect our total interest payment obligations relating to our indebtedness to be approximately $16.7 million in 2018, $9.4 million of which had been paid when due as of September 30, 2018 and $2.9 million of which was paid on October 1, 2018. As of September 30, 2018, we are permitted to issue up to 14.0 million shares of common stock to repay part of the outstanding principal amount of certain of our convertible notes. Although we believe we have sufficient liquidity and capital resources to repay our debt coming due in the next 12 months, we may elect to pursue alternatives, such as refinancing or debt or equity offerings, to increase our cash management flexibility.

We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, RNG production, or use capital for other activities or pursuits, in addition to those described above.

Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our revolving credit facility with PlainsCapital Bank (“Plains”), as described below, provides us with an additional source of liquidity. As of September 30, 2018, we had total cash and cash equivalents and short-term investments of $254.1 million, compared to $177.5 million as of December 31, 2017.
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

On June 13, 2018, we completed the Total Private Placement and received $83.4 million of gross cash proceeds from the transaction. See “Recent Developments” above and Note 16 for more information.

On March 31, 2017, we completed the BP Transaction. The net proceeds to us from the BP Transaction were approximately $142.2 million. See Note 4 for more information.

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

The following table summarizes the activity under the ATM Program for the periods presented:

(in millions)	Nine Months Ended September 30, 2017	Inception through May 31, 2017
Gross proceeds	$10.8	$121.3
Fees and issuance costs	0.3	3.4
Net proceeds	$10.5	$117.9
Shares issued	3.8	36.4

On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis with a maturity date on September 30, 2019 (the “Credit Facility”). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017. As a result, we had no amounts outstanding and $50.0 million of availability under the Credit Facility as of September 30, 2018.

See Note 13 for more information about all of our outstanding debt.

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

Off-Balance Sheet Arrangements
As of September 30, 2018, we had the following off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.8 million;

•	One long-term natural gas contract with a take-or-pay commitment;

•	One long-term natural gas contract with a fixed supply commitment along with a guaranty agreement; and

•	Operating leases where we are the lessee.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds because, based on historical experience and available information, we do not believe it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
As of September 30, 2018, we had one long-term natural gas contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index based prices and expires in December 2020.
NG Advantage has entered into an arrangement with BP for the purchase, sale and reservation of a specified volume of CNG transportation capacity over a five-year period, or until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and BP in which we guarantee, in an amount up to $30.0 million plus related fees, NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the arrangement. Our guaranty is in effect until thirty days following our notice to BP of termination.

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
Natural gas costs represented $83.3 million of our cost of sales in 2017 and $63.3 million of our cost of sales for the nine months ended September 30, 2018.
To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements expose us to the risk of financial loss in situations where the other party to the contract defaults on the contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We did not have any natural gas futures contracts outstanding at September 30, 2018.
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

Foreign currency transaction gains and losses not in these subsidiaries’ functional currency, however, do impact earnings, but these amounts were not material for the nine months ended September 30, 2018. In this period, our primary exposure to foreign currency exchange rates related to our other Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged. On December 29, 2017, we contributed certain of our foreign operations (our former compressor manufacturing business) to SAFE & CEC S.r.l. See Note 5 for more information about the CEC Combination.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2018, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.4 million.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II.—OTHER INFORMATION
Item 1. —Legal Proceedings
From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business, including lawsuits, claims, audits, government enforcement actions and related matters. It is not possible to predict when or if these proceedings may arise, nor is it possible to predict the outcome of any proceedings that do arise, including, among other things, the amount or timing of any liabilities we may incur, and any such proceedings could have a material effect on us regardless of outcome. In the opinion of management, however, we are not a party, and our properties are not subject, to any legal proceedings that are material to us.

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
We incurred pre-tax losses in 2015, 2016, 2017 and the nine months ended September 30, 2018. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we combined with another company’s natural gas fueling compressor manufacturing business in a newly formed joint venture, in a transaction we refer to as the “CEC Combination”), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. Any similar actions in the future could also have adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.
Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including slower volume and customer growth in 2018 that could continue in future periods. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including compressed natural gas (“CNG”), liquefied natural gas (“LNG”) and renewable natural gas (“RNG,” which can be delivered in the form of CNG or LNG), are subject to significant fluctuations, including decreased LNG volumes in some markets in recent periods that may continue in the future and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, including a general decline or a decline in one type of natural gas that is not offset by an equal or greater increase in demand for another type of natural gas, our business, prospects, financial condition and operating results would be harmed.

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

•
Adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•
The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas fueling stations and drilling, production, importing and transportation methods for these fuels; and the other risks discussed in these risk factors.

If there are advances or improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels, demand for natural gas vehicles may decline.
Use of electric heavy-duty trucks, buses and refuse trucks, which are key customer markets for our business, or the perception that electric vehicles provide satisfactory performance at an acceptable cost may soon be widely available for these or other applications, could reduce demand for natural gas vehicles generally and in these key markets. In addition, hydrogen, renewable diesel and other alternative fuels in development may prove to be, or may be perceived to be, cleaner, more cost-effective, more readily available or otherwise more beneficial alternatives to gasoline and diesel than conventional or renewable natural gas. Further, technological advances in the production, delivery and use of gasoline, diesel or other alternative vehicle fuels, or the failure of natural gas vehicle fuel technology to advance at an equal pace, could slow or limit adoption of natural gas vehicles. For example, advances in gasoline and diesel engine technology, including efficiency improvements and further development of hybrid engines, may offer a more cost-effective way for operators to use a cleaner vehicle fuel, which could reduce the likelihood that fleet customers convert their vehicles to natural gas. Additionally, technological advances related to ethanol or biodiesel, which are used as an additive to or substitute for gasoline and diesel fuel, may influence the market's perception of the need to diversify fuels and, as a result, negatively affect the growth of the natural gas vehicle fuel market and our business and prospects.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Gasoline and diesel are today's most prevalent vehicle fuels. Prices for crude oil, which is the commodity used to make gasoline and diesel, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. If the lower prices of crude oil, gasoline and diesel continue or worsen, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel, then market adoption of natural gas as a vehicle fuel could be slowed or limited. Further, any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the prospects for and success of our industry and our business to materially suffer. In addition, if prices of gasoline and diesel decrease or the price of natural gas increases, we may not be able to offer our customers an attractive price advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively impact our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.

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

Additionally, the prices of natural gas, crude oil, gasoline and diesel have been volatile in recent years, and this volatility may continue. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers. As a result, these fluctuations in natural gas prices can have a significant and adverse effect on our operating results.

Factors that may cause fluctuations in gasoline, diesel and natural gas prices include, among others, changes in supply and availability of crude oil and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or importing techniques and methods, economic and political conditions, transportation costs and the price of foreign imports.

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
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel because the vast majority of vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. We also face high levels of competition with respect to our other business activities, including our procurement and sale of RNG and our transport and sale of CNG through the virtual natural gas pipelines and interconnects of our subsidiary, NG Advantage LLC (“NG Advantage”).

A number of established businesses are in the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows in the future, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could further increase. Many of our competitors have longer operating histories, more experience, larger customer bases, greater brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.

We expect competition to increase in the vehicle fuels market generally. In addition, if the demand for natural gas vehicle fuel increases (due to more favorable pricing conditions caused by higher gasoline and diesel prices or lower natural gas prices or other factors), then we expect competition would also increase in the market for natural gas vehicle fuel. Any such increased competition may reduce our customer base and revenue and may lead to increased pricing pressure, reduced operating margins and fewer expansion opportunities.

Vehicle and engine manufacturers produce very few natural gas vehicles and engines in our key customer and geographic markets, which limits our customer base and our fuel sales.
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
Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG, CNG and LNG as a vehicle fuel. These include a federal alternative fuels tax credit (“AFTC”) under which we have generated revenue for our natural gas vehicle fuel sales made through December 31, 2017, but which is not available for vehicle fuel sales made after that date, and various government programs that make grant funds available for the purchase of natural gas vehicles and construction of natural gas fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the federal Renewable Fuel Standard Phase 2 and the California and Oregon Low Carbon Fuel Standards, under which we generate credits (“RINs” or “RIN Credits” and “LCFS Credits,” respectively) by selling RNG, CNG and LNG as a vehicle fuel.

These programs and regulations, which have the effect of encouraging the use of RNG, CNG or LNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric vehicles or other alternative vehicles or vehicle fuels other than natural gas, including lawmakers, regulators, policymakers, environmental or advocacy organizations or other powerful groups, many of which have substantially greater resources and influence than we have, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any such programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition.
Servicing our debt requires a significant amount of cash, and we may not generate sufficient cash flow from our business to pay our debt.
We have substantial indebtedness, including significant principal amounts and interest payments that have become due in 2018.

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
If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. For instance, we are permitted to issue up to 14.0 million shares of our common stock to repay part of the outstanding principal amount of certain of our outstanding convertible notes. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. Additionally, because the agreements governing much of our existing indebtedness do not restrict our ability to incur additional debt or require us to maintain financial ratios or specified levels of net worth or liquidity, we may seek capital from other sources to service our debt, such as selling assets, restructuring or refinancing our existing debt or obtaining additional equity or debt financing. Our ability to engage in any of these activities, if we decide to do so, would depend on the capital markets and the state of our industry, business and financial condition at the time, and could also subject us to significant risks, which are discussed in these risk factors below. Moreover, we may not be successful in obtaining any additional capital we may pursue on desirable terms, at a desirable time or at all. Any failure to pay our debts when due could result in a default on our debt obligations.

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

We require capital to make principal and interest payments on our indebtedness, and to pay for capital expenditures, our other operating expenses, and any mergers, acquisitions or strategic investments, transactions or relationships we may pursue. If we cannot fund any of these activities with capital on-hand or cash provided by our operations, we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
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

•We may fail to accurately predict demand in any of the locations in which we build and open ANGH or other fueling stations. As a result, we have built stations that we may not open for fueling operations and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the stations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue. For any stations that are open and underperforming, we may decide to close the stations. Any station closures could result in substantial costs and non-cash asset impairments or other charges, and could also harm our reputation and reduce our potential customer base.

•Our truck financing program is designed to increase the natural gas heavy-duty truck market in the United States. The program is unique and complex, and the program may not be successful. As a result, the program may not achieve the intended growth in this market or, even if such growth is achieved, may not positively affect our results.

We must effectively manage these risks in order to obtain the anticipated benefits from ANGH and our planned truck financing program and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not successful in the heavy -duty truck market, our business, financial condition and operating results would be materially and adversely affected.
Compliance with greenhouse gas emissions regulations that affect our operations may prove costly and negatively affect our performance and financial condition.
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

California’s emissions laws require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California's AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with the CNG and LNG vehicle fuel we sell.
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

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that affect the market for natural gas vehicle fuel generally, which is discussed in these risk factors above. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex, subject to change and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. Further, following our sale of certain assets related to our RNG business in the BP Transaction, the amount of revenue we generate from sales of RINs and LCFS Credits has decreased, which has and will continue to adversely affect our revenue levels (as compared to the level of revenue contributed by sales of these credits before completion of the BP Transaction). Moreover, in the absence of federal and state programs that support the RNG vehicle fuel market, including allowing the generation and sale of RINs, LCFS Credits or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

We are subject to risks associated with station construction and similar activities, including difficulties identifying suitable station locations, zoning and permitting issues, local resistance, cost overruns, delays and other contingencies.
We face a number of challenges in connection with our design and construction of fueling stations. For example, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, challenges obtaining and retaining required permits and approvals or local resistance, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations that are built on these sites. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for new station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects. Additionally, shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events were to occur, our business, operating results and liquidity could be negatively affected.
We have significant contracts with government entities, which are subject to unique risks.
We have, and expect to continue to seek, long-term RNG, CNG and LNG station construction, maintenance and fuel sale contracts with various government bodies, which accounted for material portions of our revenue in 2015, 2016, 2017, and the nine months ended September 30, 2018. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract.
Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.
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
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures or other similar arrangements. For example, in March 2017 we completed the BP Transaction, in December 2017 we completed the CEC Combination, and we have established a truck financing program with Total and other parties.

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

•
Risks associated with any joint venture or other collaboration relationship we may pursue, including as a result of our relinquishing of some degree of control over the assets, technologies or businesses that are the subject of the joint venture or collaboration, or as a result of our partners having business goals and interests that are not aligned with ours or being unable or unwilling to fulfill their obligations in the relationship;

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

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we received no AFTC revenue in 2017, and we received all of the AFTC revenue associated with our vehicle fuel sales made in

2017 during the first quarter of 2018); volatility in commodity costs and natural gas prices; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.

Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses, which may not recur regularly, in the same amounts or at all in other periods. For example, our results for the nine months ended September 30, 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt and by a gain related to the BP Transaction, but were also negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former natural gas fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other gains or losses may not recur regularly, in the same amounts or at all in future periods.
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

We depend on key people to generate and oversee our strategies and operate our business, and our business could be harmed if we are unable to retain these key people.

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
We lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to purchase. These financing activities involve a number of risks, including general credit risks associated with equipment finance relationships. For example, financed equipment often consists mostly of vehicles, which are mobile and easily damaged, lost or stolen. In addition, the borrower may default on payments, enter bankruptcy proceedings or liquidate. The materialization of any of these risks could harm our vehicle finance business and our operations and liquidity.

Our warranty reserves may not adequately cover our warranty obligations, which could result in unexpected costs.
We provide product warranties with varying terms and durations for the stations we build and sell, and we establish reserves for the estimated liability associated with these warranties. Our warranty reserves are based on historical trends and any specifically identified warranty issues known to us, and the amounts estimated for these reserves could differ materially from the warranty costs we may actually incur. We would be adversely affected by an increase in the rate or volume of warranty claims or the amounts involved in warranty claims, any of which could increase our costs beyond our established reserves and cause our cash position and financial condition to suffer.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Implementing security measures designed to prevent, detect, mitigate or correct these threats involves significant costs, and any such measures we have implemented or may implement in the future could be inadequate or could fail. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. The occurrence of any of these risks could materially harm our business, reputation and performance.

Risks Related to Our Common Stock
A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.
Following our issuance and sale of our common stock to Total in June 2018, Total holds approximately 25% of our outstanding shares of common stock and the largest ownership position of our Company. In addition, Total was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. Total or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. These stockholders, however, may have interests that differ from yours and may vote or otherwise act in ways with which you disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms you and other stockholders may not find favorable or at a time when you and other stockholders may prefer not to sell.

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

•
Our ability to implement our business plans and their level of success, including, among others, our goal of fueling a greater number of natural gas heavy-duty trucks and our related initiatives to launch a truck financing program and related credit support arrangement with Total;

•	Failure to meet or exceed the financial guidance we have provided to the public or the estimates and projections of the investment community;

•	The market's perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures, replacements or other changes;

•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2018;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2018; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 7, 2018	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)