Form 10-K
period 2018-12-31
Clean Energy Fuels Corp.
filed 2019-03-12
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33480
CLEAN ENERGY FUELS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0968580 (IRS Employer Identification No.)

4675 MacArthur Court, Suite 800, Newport Beach, CA 92660 (Address of principal executive offices, including zip code)

(949) 437-1000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $689,140,046 (computed by reference to the price at which the registrant's common stock was last sold on such date, as reported by The Nasdaq Global Select Market). Shares of common stock held by the registrant’s officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of the calculation of this amount is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.
As of March 5, 2019, the number of outstanding shares of the registrant’s common stock was 204,618,468.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated in Part III of this report by reference, to the extent stated therein.

Clean Energy Fuels Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K as well as the other filings we make with the Securities and Exchange Commission (the “SEC”) and other written and oral public statements made by us or on our behalf, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things:

•	Future supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

•
Our expectations regarding the market's perception of the benefits of conventional natural gas and renewable natural gas (“RNG”) relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

•
Expected rates and levels of adoption of RNG, compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) as a vehicle fuel, and our ability to capture a significant share of these markets if and when they grow;

•	Our expectations regarding the customer and geographic markets that are well-suited for, and show the most promise for adoption of, natural gas as a vehicle fuel;

•
Projections regarding natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design, performance, and operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

•
Our expectations regarding the development, production, cost, availability, performance, sales and marketing and reputation of natural gas engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;

•
The willingness of fleets and fleet vehicle operators to adopt natural gas vehicles, particularly in light of operators’ competing general business concerns and potential lack of demand for such adoption from their customers and drivers;

•
Our ability to implement our business plans and their level of success, including, among others, our goal of fueling more natural gas heavy-duty trucks and our recently launched Zero Now truck financing program designed to facilitate our achievement of this objective;

•
The competitive environment in which we operate, including predictions of increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in this market, including improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels;

•
The availability and effect on our business of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, such as, for instance, a federal alternative fuels tax credit (“AFTC”) and the programs under which we generate credits by selling conventional natural gas and RNG as a vehicle fuel, including Renewable Identification Numbers (“RINs” or “RIN Credits”) under the federal Renewable Fuel Standard (“RFS”) Phase 2 and credits under the California and Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”);

•
Potential adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•
The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil, fueling stations and drilling, production, importing or transportation methods and fueling stations for these fuels;

•	Developments in our products and services offering, including any new business activities we may pursue in the future;

•	The success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

•	The potential impact on our debt instruments and our business of developments regarding LIBOR, including the potential phasing out of this metric;

•	General political, regulatory, economic and market conditions;

•	Our need for and ability to access additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing;

•	Our expectations regarding our liquidity, including our projected cash balances, expense levels, capital expenditures and other funding requirements;

•	Our expectations regarding our operating performance, including trends in our business and our industry that may impact our future results;

•
Predictions about the effect on our business of potential operational events, including, among other things, any changes to our management team; any IT or cybersecurity breaches; any equipment defects, malfunctions, failures and misuses; or any severe weather events that effect our station construction or other activities;

•	The outcome and impact on our liquidity, performance and reputation of any pending or future government actions, audits or other legal proceedings; and

•	The impact of the above factors and other future events on the market price and trading volume of our common stock.
The preceding list is not intended to be an exhaustive list of all of the topics addressed by our forward-looking statements. Although the forward-looking statements we make reflect our good faith judgment based on available information, they are only predictions of future events and conditions. Accordingly, our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by our forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in Item 1A. Risk Factors of this report. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as guarantees of future events or conditions.
All of our forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC for the most recent information about our forward-looking statements and the risks and uncertainties related to these statements.
We qualify all of our forward-looking statements by this cautionary note.
* * * * * * *
Unless the context indicates otherwise, all references to “Clean Energy,” our “Company,” “we,” “us,” or “our” in this report refer to Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries.
We own registered or unregistered trademark or service mark rights to Redeem™, NGV Easy Bay™, Clean Energy™, Clean Energy Renewables™, Zero Now, and Clean Energy Cryogenics™. Although we do not use the “®” or “™” symbol in each instance in which one of our trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners.
Investors and others should note that we disseminate information to the public about our Company, our products, services and other matters through various channels, including our website (www.cleanenergyfuels.com), SEC filings, press releases, public conference calls and webcasts, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public through these channels, as such information could be deemed to be material information.

PART I
Item 1.    Business.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of RNG, CNG and LNG delivered.
Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets to BP Products North America (“BP”), in a transaction we refer to as the “BP Transaction”), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with SAFE S.p.A., the natural gas fueling compressor subsidiary of Landi Renzo S.p.A. (“LR”) in a newly formed company, in a transaction we refer to as the “CEC Combination”).
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2018, we serve over 1,000 fleet customers operating over 47,000 natural gas vehicles, and we own, operate or supply approximately 530 natural gas fueling stations in 41 states in the United States and four provinces in Canada. We estimate this number of stations is approximately three times the number of CNG fueling stations operated by our largest competitor in today’s market, and we believe our natural gas fueling operations cover more states and provinces than any of our competitors. We believe we are the only company in the United States or Canada that provides both CNG and LNG vehicle fuel on a significant scale.
Market for Natural Gas as a Vehicle Fuel
Natural Gas Vehicles for America (“NGV America”) estimates that, as of December 31, 2018, there were approximately 1,750 natural gas fueling stations in the United States and 175,000 natural gas vehicles on American roads.
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
Cleaner.    Natural gas contains less carbon than any other fossil fuel and, as a result, produces fewer carbon dioxide emissions when burned.  The California Air Resources Board (“CARB”) has concluded that a vehicle fueled by natural gas has fewer greenhouse gas emissions than a comparable vehicle fueled by gasoline or diesel, on a well-to-wheel basis. Additionally, a study from Argonne National Laboratory, a research laboratory operated by the University of Chicago for the U.S. Department of Energy, indicates that natural gas vehicles produce between 13% and 21% fewer greenhouse gas emissions than comparable gasoline- and diesel -fueled vehicles.
We believe RNG vehicle fuel has enhanced environmental benefits relative to gasoline and diesel vehicle fuels. For natural gas vehicles that run on RNG we estimate, based on CARB data, that the greenhouse gas emissions produced are at least 70% less than comparable gasoline- and diesel -fueled vehicles, depending on the source of the RNG. We believe the RNG we sell for use as a vehicle fuel, which is distributed under the brand name Redeem, is the first commercially available RNG vehicle fuel made from organic waste.
Further, natural gas engines now commercially available for heavy-duty, regional-haul, refuse, transit and vocational applications have been certified to the CARB and U.S. Environmental Protection Agency (“EPA”) optional low NOx emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming nitrogen oxides (also known as “NOx”) than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in North America. We therefore believe vehicles equipped with ultra-low NOx engines that are fueled with RNG are the cleanest commercially available vehicles in North America (in terms of greenhouse gas emissions and NOx).
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
Natural gas vehicles have engines specially tuned to run on natural gas fuels, which have higher octane content than gasoline or diesel, and fuel tanks and lines specially designed to hold CNG and LNG and deliver it to the vehicle’s engine. These special features, including principally the fuel tanks that hold CNG and LNG, cause natural gas vehicles to typically cost more than comparable gasoline- or diesel-powered vehicles. Additionally, for heavy-duty vehicles, spark -ignited natural gas vehicles generally operate more quietly than comparable diesel-powered vehicles. Due to improvements in diesel engine technology, natural gas vehicles may be somewhat less efficient than diesel vehicles in terms of miles per gallon, depending upon the application.
Virtually any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Many types and models of heavy-, medium- and light- duty natural gas vehicles and engines are available in the United States and Canada, including, among others, long-haul tractors, refuse trucks, regional tractors, transit buses, ready-mix trucks, delivery trucks, vocational work trucks, school buses, shuttles, passenger sedans, pickup trucks and cargo and passenger vans. We expect additional types and models of natural gas vehicles to become available if adoption of RNG and conventional natural gas as a vehicle fuel becomes more widespread in the United States.
Our Products, Services and Other Business Activities
Our principal products, services and other business activities are described below. Information about the revenue we receive from these activities is discussed in this report in Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
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
We sell CNG for use as a vehicle fuel through fueling stations located on our customers’ properties and through our network of public access fueling stations. Our CNG vehicle fuel sales are made primarily through contracts with our customers. Under many of these contracts, pricing is determined on an index-plus basis, which is calculated by adding a margin and delivery cost to the local index or utility price for natural gas. As a result, CNG vehicle fuel sales determined by an index-plus methodology increase or decrease as a result of an increase or decrease in the cost of natural gas, including transportation charges, utility costs and other fees. The remainder of our CNG vehicle fuel sales are made on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions.
Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects. NG Advantage transports CNG to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also transports CNG between pipelines for customers that desire to take advantage of commodity price differences. NG Advantage uses a fleet of 103 high-capacity tube trailers to transport CNG and we anticipate that NG Advantage will need to purchase or lease additional trailers and equipment in the future in support of its operations and customer contracts.
LNG Production and Sales.    LNG is natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third -party suppliers. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we call the “Boron Plant” and the “Pickens Plant” respectively. The Boron Plant can produce 60.0 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The Pickens Plant can produce 35.0 million gallons of LNG per year and includes a tanker trailer loading system and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. In 2018, we purchased 24.8% of our LNG from third-party suppliers and we produced the remainder of our LNG at our plants.
We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers, who often own and operate their fueling stations, and through our network of public access fueling stations. We deliver LNG via our fleet of 75 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. We contract with third parties to provide tractors and drivers. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts that are priced on an index-plus basis, such that LNG sales under these contracts increase or decrease as a result of an increase or decrease in the cost of natural gas. We also sell LNG vehicle fuel on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in oil fields, and for utility, industrial, marine and rail applications.
RNG Sales.    RNG can be delivered as CNG or LNG. It is produced from organic waste at landfills, animal waste digesters, wastewater treatment plants and other locations. RNG production plants are connected to natural gas pipelines, which allow RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities where it is converted to LNG. We purchase RNG from third -party producers, and we sell that RNG for vehicle fuel use through our fueling infrastructure under the brand name Redeem.
O&M Services.   We perform O&M services for CNG and LNG fueling stations that we do not own. For these services, we generally charge a fixed or a per-gallon fee based on the volume of fuel dispensed at the station. We have an operations team that performs preventive maintenance and is available to respond to service requests.
Station Construction and Engineering.    We design and construct fueling stations and facility modifications and sell or lease some of these stations to our customers. We charge construction or other fees or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build 450 natural gas fueling stations. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks; equipment for a LNG station typically consists of storage tanks and dispensing equipment. Many of our fueling stations have separate public access areas for retail customers, which generally have the look, feel and dispensing rates of gasoline and diesel fueling stations. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets. For example, our NGV Easy Bay product is a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities.
Sales of RINs and LCFS Credits.   We generate RIN Credits when we sell RNG for use as a vehicle fuel in the United States, and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We can sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emissions compliance requirements. Generally, the amount of RINs and LCFS Credits we generate increases as we sell higher volumes of natural gas as a vehicle fuel; however, the amount of credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods, any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.
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
Former Activities.    Before March 31, 2017, we produced at our own production plants a portion of the RNG that we sold. On March 31, 2017 we completed the BP Transaction, in which we sold to BP certain assets related to this RNG production business, including two RNG production facilities, a 50% ownership interest in joint ventures formed to develop two new RNG production facilities, and third-party RNG supply contracts.
Before December 29, 2017, we, through our former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), manufactured natural gas fueling compressors and other equipment used in CNG stations. On December 29, 2017 we completed the CEC Combination, in which we combined CEC with SAFE S.p.A, the natural gas fueling compressor subsidiary of LR, in a new company known as “SAFE&CEC S.r.l.” SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. We and LR own 49% and 51%, respectively, of SAFE&CEC S.r.l.
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
Trucking. We believe heavy-duty trucking represents the greatest opportunity for natural gas to be used as a vehicle fuel in the United States, and as of December 31, 2018, we fuel over 3,000 heavy-duty trucks. Because these high-mileage vehicles consume substantial amounts of fuel, they can derive significant benefits from the lower cost of natural gas. We are focused on fueling more natural gas heavy-duty trucks, and many well-known shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight. Such companies include Honda, Frito-Lay, FedEx, Anheuser-Busch, Verizon, Bimbo, The Home Depot, AT&T, Colgate-Palmolive, Costco Wholesale, Lowes, Pepsi, UPS, MillerCoors, HP, Unilever, Starbucks, Kraft, Kroger, P&G, Hertz and Owens Corning.
Zero Now. To help facilitate the transition of trucking fleets to natural gas, we have launched the Zero Now truck financing program, which is intended to increase the deployment of the commercially available ultra-low NOx natural gas heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program generally involves the following:

•
One or more truck leasing or finance companies will lease or sell ultra-low NOx natural gas heavy-duty trucks to vehicle fleets pursuant to lease or sale agreements with the fleet operators and with us, providing for periodic payments by the fleet operators of amounts equal to the payments that will be made for the lease or purchase of an equivalent truck that operates on diesel fuel, and providing for payment by us of the incremental cost of the natural gas truck over and above the diesel-equivalent truck; and

•
The fleet operators participating in the program will enter into fueling agreements with us, under which the operators will agree to purchase from us, and we will agree to supply, minimum monthly volumes of natural gas fuel at fixed prices (lower than diesel prices) in order to operate the trucks leased or purchased in the program and allow us to recoup our payment of the incremental cost of the natural gas trucks.

In order to implement the Zero Now program, we have entered into the following agreements:

•
In January 2019, we entered into a term credit agreement with Société Générale (“SG”), as lender, under which we are permitted to draw, from time to time, through the beginning of January 2022, up to an aggregate of $100.0 million in order to satisfy our payment obligations for the incremental cost of natural gas trucks under the truck lease or sale agreements described above;

•
In January 2019, we entered into a credit support agreement with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TOTAL S.A. (“TOTAL”), (which indirectly through another of its subsidiaries, holds approximately 25% of our outstanding common stock), pursuant to which THUSA has guaranteed our obligations under the term credit agreement with SG. In consideration for such guaranty, we have agreed to pay to THUSA a quarterly fee at a rate per annum equal to 10% of the average amount owed by us under the term credit agreement during the preceding quarter; and

•
In October 2018, we entered into commodity swap arrangements with Total Gas & Power North America, an affiliate of TOTAL and THUSA, with the intention to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program. The swap arrangements cover five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024.
For more information about the Zero Now program and the related agreements, see “Item 1A. Risk Factors” and the disclosure in Item 9B of this report.
In addition, we are supporting the growth of the natural gas heavy-duty truck market through our negotiation of favorable CNG and LNG tank pricing from manufacturers, which we are passing along to our customers, and our network of natural gas truck-friendly fueling stations (we refer to this network as “America’s Natural Gas Highway” or “ANGH”), which we have built in key locations nationwide. Many existing ANGH stations are located at Pilot Flying J Travel Centers, one of the largest truck fueling operators in the United States.
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
As of December 31, 2018, we serve customers at 39 airports, including Atlanta Hartsfield Jackson International, Baltimore Washington International, Dallas-Ft. Worth International, Denver International, Dulles International (Washington D.C.), George Bush International (Houston), Las Vegas, Logan International (Boston), LaGuardia (New York City), John F. Kennedy International (New York City), Los Angeles International, Newark International, Oakland International, Orlando, Phoenix Sky Harbor International, San Francisco International, San Diego International, SeaTac International (Seattle) and Tampa International.
Refuse. According to INFORM, there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables, which collectively consume approximately two billion gallons of fuel per year. We estimate that approximately 55% of new refuse trucks in 2018 operate on natural gas, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on CNG to realize operational savings and to address their customers' demands for reduced emissions.
As of December 31, 2018, we fuel over 12,000 refuse vehicles for customers including Waste Management and Republic Services, as well as other waste haulers such as Atlas Disposal, Burrtec, Recology, South San Francisco Scavenger, Waste Connections and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets, including fleets in Dallas, Los Angeles, San Antonio and New York City, among other locations.
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
As of December 31, 2018, we fuel close to 9,000 transit vehicles for customers including Los Angeles County Metropolitan Transit Authority, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority, as well as public transit customers in British Columbia.
Industrial and Institutional Customers. NG Advantage uses its virtual natural gas pipelines and interconnects to serve a number of customers that do not have direct access to natural gas pipelines or desire to take advantage of commodity price differences. We also transport LNG to customers via virtual natural gas pipelines.
Government Fleets. In 2016, 2017 and 2018, contracts with government entities, such as municipal transit fleets, accounted for approximately 16%, 19% and 22% of our revenue, respectively.
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
A number of established businesses are in the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows in the future, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. We believe there are approximately 20 competitors in the market for natural gas vehicle fuels in the U.S. and Canada, including:

•	Providers of CNG fuel infrastructure and fueling services, including Love’s Trillium, Gain Clean Fuels, TruStar Energy, AmpCNG and EVO CNG;

•	Fuel station owners, such as Kwik Trip, a company that owns CNG fueling stations in the Midwestern United States;

•	Applied LNG Technology, Stabilis and Prometheus Energy, each of which distributes LNG; and

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
We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by a variety of factors, including, among others, cost, supply, availability, quality, cleanliness and safety of the fuel; cost, availability and reputation of vehicles and engines; convenience and accessibility of fueling stations; and recognition of the brand. We believe we compare favorably with our competitors on the basis of these factors; however, some of our competitors have substantially greater financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.
We expect competition to increase in the vehicle fuels markets generally. In addition, if the demand for natural gas vehicle fuel increases, then we expect competition in the market for natural gas vehicle fuel would also increase.
Government Regulation and Environmental Matters
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. Many of these laws and regulations are complex, change frequently and have become more stringent over time. Any changes to existing regulations, adoption of new regulations or failure by us to comply with applicable regulations may result in significant additional expense to us or our customers or a variety of administrative, civil and criminal enforcement measures, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. Regulations that significantly affect our various operating activities are described below. Compliance with these regulations has not had a material effect on our capital expenditures, earnings or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business, and these unknown costs and effects are not specifically contemplated by our existing customer agreements or our budgets and cost estimates.
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
Transfer of LNG. Federal safety standards require each transfer of LNG to be conducted in accordance with specific written safety procedures. These procedures must require that qualified personnel be in attendance during all LNG transfer operations, and these procedures must be implemented, and copies of the procedures must be available or displayed, at each LNG transfer location.
Construction and Operation of LNG Liquefaction Plants. To build and operate LNG liquefaction plants, we must apply for facility permits or licenses that address many aspects of plant operations, including storm water and wastewater discharges, waste handling and air emissions related to production activities and equipment operation. The construction of LNG plants must also be approved by local planning boards and fire departments.
Vehicle Finance. State agencies generally require the registration of finance lenders. For example, in California, pursuant to the California Finance Lenders Law, one of our subsidiaries is required to be registered as a finance lender with the California Department of Corporations.
Generation and Sale of RIN Credits and LCFS Credits. In February 2010, the EPA finalized the RFS (which was established by the Energy Policy Act of 1992/2005), which creates RINs that can be generated by the production and use of RNG in the transportation sector and sold to fuel providers that are not compliant under the RFS. In addition, CARB and comparable agencies in Oregon have adopted the Low Carbon Fuel Standard, which encourages low carbon “compliant” transportation fuels (including CNG, LNG and RNG) in the California and Oregon marketplace by allowing producers of these fuels to generate LCFS Credits that can be sold to noncompliant regulated parties.
Sale of Natural Gas Vehicle Fuel: AFTC. Under separate pieces of U.S. federal legislation, we have been eligible to receive the AFTC, an alternative fuels tax credit, for our natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2017. The AFTC credit was equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, $0.50 per liquid gallon of LNG that we sold as vehicle fuel through 2015, and $0.50 per diesel gallon equivalent of LNG that we sold as vehicle fuel in 2016 and 2017. Based on the service relationship with our customers, either we or our customers claim the credit. On February 9, 2018, AFTC was retroactively extended from January 1, 2017 to December 31, 2017, and AFTC revenue for the 2017 calendar year was recognized and collected in 2018. AFTC is not available, and may not be reinstated, for vehicle fuel sales after December 31, 2017.
Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations and Production of LNG: Greenhouse Gas Emissions Regulation. California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. These regulations, if and when adopted and implemented, could affect several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants.
California’s emissions laws require statewide reductions of greenhouse gas emissions to 1990 levels by 2020, 40% below 1990 levels by 2030, and 80% below 1990 levels by 2050. As of January 1, 2015, California’s AB 32 law began regulating the greenhouse gas emissions from transportation fuels, including the emissions associated with the CNG and LNG vehicle fuel we sell in the state.
Under AB 32, the regulated party with respect to CNG vehicle fuel use is the utility that owns the pipe through which the fossil fuel natural gas is sold.  We anticipate that, over time, as the utilities’ costs increase to comply with this law, we or, to the extent we pass these costs through to our customers, our CNG customers will be required to pay more for CNG vehicle fuel to cover the increased AB 32 compliance costs of the utility. The amount of these costs that we or our CNG customers will be required to pay will be determined by the amount a utility spends to buy any carbon credits needed to comply with AB 32 and the amount of natural gas we or our customers buy through the utility’s pipeline. With respect to LNG vehicle fuel use, the LNG vehicle fuel provider is the regulated party under AB 32. As a result, we will incur increased costs to comply with AB 32, and the amount of the increase will be based on how much LNG vehicle fuel we sell that is regulated, CARB’s requirements relating to the regulation of LNG vehicle fuel, any applicable regulatory changes and the cost of any carbon credits we purchase to comply with AB 32. We expect to try to pass the costs we incur to comply with this law through to our LNG customers. To the extent we are not able to pass the increased costs of CNG and LNG vehicle fuel as a result of AB 32 through to our customers, we could experience increased direct expenses and reduced margins.
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
Employees
As of December 31, 2018, we employed 401 people. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe our employee relations are good.
Seasonality
To some extent, our business may experience seasonality. For more information, see the discussion under “Seasonality and Inflation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Intellectual Property
Our intellectual property rights primarily consist of trade secrets, know-how and trademarks, and we rely on a combination of trademark laws, trade secret laws, confidentiality provisions and other contractual provisions to protect these rights and our proprietary information. These intellectual property rights help us to retain existing business and secure new relationships with customers.
Corporate Information
We were incorporated under the laws of the State of Delaware in 2001. We have completed, and we anticipate continuing to pursue, acquisitions, investments, divestitures, joint ventures and other partnerships as we become aware of opportunities that we believe can increase our competitive advantages, expand our product offerings, take advantage of industry developments and trends, enhance our market position or provide other benefits, including streamlining operations and reducing our costs. Recent significant transactions of this nature include the BP Transaction and the CEC Combination.
More Information
Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
All references to our website in this report are inactive textual references and the contents of our website are not incorporated into this report.
Item 1A. Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.
Risks Related to Our Business
We have a history of losses and may incur additional losses in the future.
In 2016, 2017 and 2018, we incurred pre-tax losses. During 2016 and 2018 our losses were substantially decreased by $26.6 million and $26.7 million of AFTC revenue, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we subsequently combined with another company’s natural gas fueling compressor manufacturing business in the CEC Combination), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. Any similar actions in the future could also have adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.

Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.
Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including slower volume and customer growth in 2018 that could continue in future periods. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG (which can be delivered in the form of CNG or LNG), are subject to significant fluctuations, including decreased LNG volumes in some markets in recent periods that may continue in the future and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, including a general decline or a decline in one type of natural gas that is not offset by an equal or greater increase in demand for another type of natural gas, our business, prospects, financial condition and operating results would be harmed.
Factors that may influence the adoption of natural gas as a vehicle fuel, many of which are beyond our control, include, among others:

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

•
Natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design, performance, and operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

•
The development, production, cost, availability, performance, sales and marketing and reputation of natural gas engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;

•
Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a vehicle fleet to natural gas over an operator’s other general business concerns, particularly if the operator lacks demand for the conversion from its customers or drivers;

•
Increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in this market, including improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels;

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

•
The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil, fueling stations and drilling, production, importing and transportation methods for these fuels; and

•	The other risks discussed in these risk factors.
Our Zero Now heavy-duty truck financing initiative subjects us to material risks, and if this program is not successful, our financial results and business could be materially adversely affected.
One of our key strategic objectives is to fuel more natural gas heavy-duty trucks. As part of our efforts to achieve this goal, we have launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of natural gas heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex and subjects us to a variety of risks. See the disclosure under “Customer Markets - Trucking” in Item 1.

Business and the disclosure in Item 9B of this report for information about the structure of the program and certain agreements we have established in connection with its launch.
The Zero Now program may not be successful for a variety of reasons, including continued slow or limited adoption of natural gas trucks by fleet operators, as discussed in these risks factors above, or the occurrence of any of the other risks described in these risk factors. For example, some operators have communicated to us that their primary reluctance to convert to natural gas trucks stems from experience or reputation of unsatisfactory performance by prior models of heavy-duty truck engines, actual or perceived insufficiencies in the financial incentives to convert, lack of demand for the conversion from customers and drivers, and prioritization of other competing business concerns. If a sufficient number of truck operators do not participate in the Zero Now program, then it will not achieve its intended benefits and we will have expended substantial resources on an initiative that does not produce results.
In addition, the structure and terms of the program subject us to certain additional risks. For example, the term credit agreement we have established to implement the program permits us to incur substantial additional debt, and the related credit support agreement obligates us to make regular payments in amounts that will vary depending on the outstanding principal under the term credit agreement. These commitments are subject to, and will amplify, the risks associated with our currently outstanding indebtedness, as discussed in these risk factors. In addition, the amounts owed under the term credit agreement and the credit support agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments are uncertain, but could include an increase in the cost of this indebtedness. Further, the commodity swap arrangements we established with an affiliate of TOTAL and THUSA in connection with launching the program introduce additional risks related to volatility in crude oil prices. These arrangements are designed to protect us from fluctuations in the price of crude oil; however, we may be subject to payment obligations if truck operators participating in the program do not use all of the fuel volume covered by the arrangements, due to insufficient operator participation in the program or failure by these operators to use enough natural gas fuel, unless the excess fuel volume is fully and timely sold to our other customers. Any obligation to make payments under our commodity swap arrangements would increase our operating expenses and decrease our available cash flow, and any efforts to sell additional gallons to our other customers in order to avoid such payment obligations could result in lower margins and revenues.
Moreover, even if the Zero Now program achieves its intended goal of facilitating growth in the U.S. heavy-duty truck market, such growth may not positively affect our results for a variety of reasons. For example, if trucks purchased or financed in the program do not meet the minimum fuel purchase obligations under their supply agreements with us for any reason, including an operator experiencing lower-than-anticipated fuel demand, choosing not to fuel at our stations or failing to comply with its payment obligations under its supply agreement, then the program would not result in the intended growth in our fuel sales volume and consequent increase in our revenues. Although we have built ANGH, our nationwide network of natural gas truck-friendly fueling stations, some operators may choose to fuel their natural gas vehicles elsewhere due to lack of access or convenience, fuel prices or other factors. In that event, we would remain obligated to make payments under the debt agreements we have established in connection with the Zero Now program, which are based on the cost of the trucks purchased or financed in the program and not the amount of fuel volume we actually sell. As a result, we could become subject to significant payments under these debt agreements without a corresponding increase in revenues, in which case our performance and liquidity could be materially adversely affected.
We must effectively manage these risks in order to obtain the anticipated benefits from our Zero Now truck financing program and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not successful in meeting these objectives, our business, financial condition and operating results would be materially and adversely affected.
Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Gasoline and diesel are today's most prevalent vehicle fuels. Prices for crude oil, which is the commodity used to make gasoline and diesel, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. If the prices of crude oil, gasoline and diesel continue to be low or decline further, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel, then market adoption of natural gas as a vehicle fuel could be slowed or limited. Further, any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the prospects for and success of our industry and our business to materially suffer. In addition, under these pricing conditions, we may not be able to offer our customers an attractive price advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively impact our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.

Pricing conditions may also exacerbate the cost differential between natural gas vehicles and gasoline or diesel-powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles, because the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time, through the lower cost to fuel a natural gas vehicle. Operators may, however, perceive an inability to timely recover these additional initial costs if CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.
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
We are dependent on the production of natural gas vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control.
Natural gas vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. Although we are dependent on these manufacturers in order to succeed in our target markets, we have no influence over their activities. For example, Cummins Westport is the only natural gas engine manufacturer for the heavy-duty truck market in the United States, and this and other original equipment manufacturers currently produce a relatively small number of natural gas engines and vehicles for the U.S. and Canadian markets. These manufacturers may not decide to expand or maintain, or may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases their cost and limits their availability, which restricts their large-scale adoption, and also reduces their resale value, which may contribute to operator reluctance to convert their vehicles to natural gas. In addition, some operators have communicated to us that prior models of the natural gas engines for heavy-duty trucks have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether or not to convert their fleets to natural gas. The success of our business strategies and initiatives depends on sufficient availability and adoption of high-performing natural gas vehicles, and any production failures by the third-party manufacturers of these vehicles and their engines could harm our results of operations, business and prospects.
If there are improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels, demand for natural gas vehicles may decline.
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
Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG, CNG and LNG as a vehicle fuel. These include the AFTC tax credit under which we have generated revenue for our natural gas vehicle fuel sales made through the end of 2017, but which is not available for vehicle fuel sales made after that date, and various government programs that make grant funds available for the purchase of natural gas vehicles and construction of natural gas fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate RINs and LCFS Credits by selling RNG, CNG and LNG as a vehicle fuel.
These programs and regulations, which have the effect of encouraging the use of RNG, CNG or LNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels other than natural gas, including lawmakers, regulators, policymakers, environmental or advocacy organizations or other powerful groups, many of which have substantially greater resources and influence than we have, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, could harm our operating results and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence of these or similar measures on our business and natural gas vehicle adoption in general remains uncertain, the apparent focus by these groups on zero-emission vehicles over vehicles operating on natural gas could adversely affect the market for natural gas vehicles and our business and prospects.
We face increasing competition from a variety of businesses, many of which have far greater resources, experience, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.
The market for vehicle fuels is highly competitive. We believe the biggest competition for CNG and LNG use as a vehicle fuel is gasoline and diesel because the vast majority of vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. We also face high levels of competition with respect to our other business activities, including our procurement and sale of RNG and our transport and sale of CNG through the virtual natural gas pipelines and interconnects of our subsidiary, NG Advantage.
A number of established businesses are in the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows in the future, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Some of our competitors have substantially greater financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.
We expect competition to increase in the vehicle fuels market generally. In addition, if the demand for natural gas vehicle fuel increases, then we expect competition in the market for natural gas vehicle fuel would also increase. Any such increased competition may reduce our customer base and revenue and may lead to increased pricing pressure, reduced operating margins and fewer expansion opportunities.
We may not generate sufficient cash flow from our business to pay our debt.
We have material indebtedness, and we are permitted to incur significant additional indebtedness under the agreements we established in connection with our Zero Now truck financing program.
Our payments of amounts owed under our various debt instruments and the CSA (as defined in Item 9B of this report) will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt.
If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. For instance, we are permitted to issue up to 14.0 million shares of our common stock to repay part of the outstanding principal amount of certain of our outstanding convertible notes. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. Additionally, because the agreements governing much of our existing indebtedness contain minimal restrictions on our ability to incur additional debt and do not require us to maintain financial ratios or specified levels of net worth or liquidity, we may seek capital from other sources to service our debt, such as selling assets, restructuring or refinancing our existing debt or obtaining additional equity or debt financing. Our ability to engage in any of these activities, if we decide to do so, would depend on the capital markets and the state of our industry, business and financial condition at the time, and could also subject us to significant risks, which are discussed in these risk factors. Moreover, we may not be able to obtain any additional capital we may pursue on desirable terms, at a desirable time or at all. Any failure to pay our debts when due could result in a default on our debt obligations. In addition, certain of our debt agreements contain restrictive covenants, and any failure by us to comply with these covenants could also cause us to be in default under these agreements.
In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, and for any amounts owed under our term credit agreement that are paid by THUSA pursuant to its guaranty rather than by us, THUSA would be permitted to take direct possession of funds paid by fleet operators under any fuel supply agreements we establish in connection with our Zero Now truck financing program. Any such declaration or possession of funds could deplete all or a large portion of our available cash flow, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.
Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.
We may need to raise additional capital to continue to fund our business or repay our debt, which could have negative effects and may not be available when needed, on acceptable terms or at all.
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
Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Any issuances of our common stock or securities convertible into our common stock to raise capital, such as our issuance of a substantial number of shares of our common stock to TOTAL in June 2018, would dilute the ownership interest of our existing stockholders. Any debt financing we may pursue could require us to make significant interest or other payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed in these risk factors. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our obligations, expenses and strategic initiatives, we could be forced to suspend, delay or curtail our business plans or operating activities or could default on our contractual commitments. Any such outcome could negatively affect our business, performance, liquidity and prospects.
Compliance with greenhouse gas emissions regulations that affect our operations may prove costly and negatively affect our performance and financial condition.
California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. These regulations, if and when adopted and implemented, could impact several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants. For instance, since 2015 California’s AB 32 law, which regulates greenhouse gas emissions from transportation fuels, including emissions associated with the CNG and LNG vehicle fuel we sell, imposes increased compliance costs on utilities, suppliers and/or users of CNG and LNG fuel. See the discussion under “Government Regulation and Environmental Matters - Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations and Production of LNG: Greenhouse Gas Emissions Regulation” in Item 1. Business for information about the implementation of AB 32.
The increased costs of CNG and LNG vehicle fuel as a result of AB 32 could diminish the attractiveness of these fuels for existing and prospective customers in California, which could reduce our customer base and fuel sales in one of our key geographic markets. Additionally, to the extent we are not able to pass these increased costs through to our customers, we could experience increased expenses and reduced margins. Any of these outcomes could cause our performance to suffer, impair our ability to fulfill customer contracts and reduce our cash available for other aspects of our business. Moreover, if similar laws or regulations are adopted and implemented by other states or by the federal government, or if existing laws are amended to make them more stringent, any compliance costs associated with the new or amended laws could amplify these effects. Further, any such new or more stringent laws or regulations could require us to undertake or incur significant additional capital expenditures or other costs to, among other things, buy emissions or other environmental credits or invest in costly new emissions prevention technologies. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business, and these unknown costs and effects are not contemplated by our existing customer agreements or our budgets and cost estimates.
In addition, any failure by us to comply with existing or any future emissions laws or regulations could result in monetary penalties or a variety of other administrative, civil and criminal enforcement measures, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.
Our RNG business may not be successful.
Our RNG business consists of purchasing RNG from third-party producers, including BP, and reselling this RNG through our natural gas fueling infrastructure as Redeem, our RNG vehicle fuel.
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
Our ability to maintain an adequate supply of RNG may be subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, construction delays, technological difficulties, high operating costs, limited availability or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If any of our RNG suppliers experience these or other difficulties in their RNG production processes, or if competition for RNG supply materially increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.
Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that affect the market for natural gas vehicle fuel generally, which is discussed in these risk factors. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. Moreover, in the absence of federal and state programs that support the RNG vehicle fuel market, including allowing the generation and sale of RINs, LCFS Credits or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.
NG Advantage may not be successful.
NG Advantage’s business consists of transporting and selling CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects. It transports CNG to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also transports CNG between pipelines for customers that desire to take advantage of commodity price differences. NG Advantage faces unique risks, in addition to the other risks discussed in these risk factors:

•	It has a history of net losses and has incurred substantial indebtedness;

•	NG Advantage will need to raise additional capital, which may not be available or may only be available on onerous terms;

•	It has considerable obligations under its arrangements with BP and other customers, and if NG Advantage fails to perform under such arrangements it is subject to significant liquidated damages;

•	The labor market for truck drivers in very competitive, which may make it difficult for NG Advantage to meet its delivery obligations;

•	NG Advantage often transports CNG in trailers over long distances and the trailers may be involved in accidents or roll-overs; and

•	NG Advantage has been targeted by environmental groups who seek to disrupt its activities.

If NG Advantage fails to manage these risks and the other risks described in these risk factors, its business, financial condition, results of operations, prospects and reputation will be harmed.

Our station construction activities subject us to a number of business and operational risks.
As part of our business activities, we design and construct natural gas fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017, and any further station closures could result in substantial additional costs and non-cash asset impairments or other charges, and could also harm our reputation and reduce our potential customer base.
We also face a number of operational challenges in connection with our station design and construction activities. For example, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, challenges obtaining and retaining required permits and approvals or local resistance, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations that are built on these sites. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for new station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects. Additionally, shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events were to occur, our business, operating results and liquidity could be negatively affected.
We have significant contracts with government entities, which are subject to unique risks.
We have, and expect to continue to seek, long-term RNG, CNG and LNG station construction, maintenance and fuel sale contracts with various government bodies, which accounted for material portions of our revenue in 2016, 2017 and 2018. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

In addition, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest the contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid, and substantial delays or cancellation of contracts may follow any successful bids as a result of any protests by other bidders.
Our operations entail inherent safety and environmental risks, which may result in substantial liability to us.
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in sudden releases of pressure, which could cause explosions or other damage, or the venting of potent greenhouse gases, the emission of which is regulated by some state regulatory agencies and may in the future be regulated by federal and/or additional state regulators. These safety and environmental risks could result in uncontrollable flows of natural gas, fires, explosions, death or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.
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
We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures or other similar arrangements. For example, in March 2017 we completed the BP Transaction, in December 2017 we completed the CEC Combination, and in October 2018 and January 2019 we established arrangements with THUSA and others to launch the Zero Now truck financing program.
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

•
Incurrence of substantial costs or debt or equity dilution in order to fund an acquisition, investment or other transaction or relationship, and any inability to generate sufficient revenue from the transaction or relationship to offset such costs;

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
Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we received no AFTC revenue in 2017, and we received all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018); fluctuations in commodity, station construction and labor costs and natural gas prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.
Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. For example, our results for 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt at a discount and by a gain related to the BP Transaction, but were also negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former natural gas fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other similar gains or losses may not recur regularly, in the same amounts or at all in future periods.
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
We believe our future success is dependent on the contributions of certain key people, including our executive officers and directors. In many cases, we believe these individuals’ knowledge of our business and experience in our industry would be difficult to replace. As a result, and due to the high levels of competition for talent in our industry, we may incur significant costs to try to retain these key people. All of our U.S. employees, however, including our management team, are permitted to terminate their employment relationships with us at any time, and any of our directors could resign at any time or fail to be re-elected by our stockholders on an annual basis. If we are unable to retain our key people, or if these individuals leave our Company and we are unable to attract and successfully integrate quality replacements in a timely manner and on reasonable terms, our business, operating results and financial condition could be harmed.

Natural gas purchase and sale commitments may exceed demand or supply, as applicable, which could cause our costs relative to our revenue to increase.
We are a party to one long-term natural gas purchase agreement with a take-or-pay commitment, and we may enter into additional similar contracts in the future. These take-or-pay commitments require us to pay for the natural gas we have agreed to purchase, irrespective of whether we sell the gas. If the market for natural gas as a vehicle fuel declines or fails to develop as we anticipate, if we lose natural gas vehicle fueling customers, or if demand under any existing or future sales contract diminishes, these take-or-pay commitments may exceed our natural gas demand. In addition, we are involved in various firm commitment natural gas supply arrangements, and we may establish additional similar arrangements in the future. These arrangements require us to supply certain volumes of natural gas over specified periods of time, and subject us to deficiency payments or other penalties if we are unable to deliver the committed volumes as and when required. If we fail to generate sufficient demand for our take-or-pay purchase commitments or satisfy our firm supply commitments, our supply costs or operating expenses could increase without a corresponding increase in revenue, which could negatively affect our margins, performance and liquidity.
We provide financing to fleet customers for natural gas vehicles, which exposes our business to credit risks.
We directly lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to buy. This direct financing is in addition to our funding of the incremental cost of natural gas heavy-duty trucks purchased or leased in our Zero Now truck financing program, as discussed under “Customer Markets - Trucking” in Item 1. Business. These financing activities involve a number of risks, including general credit risks associated with equipment finance relationships. For example, financed equipment often consists mostly of vehicles, which are mobile and easily damaged, lost or stolen. In addition, the borrower may default on payments, enter bankruptcy proceedings or liquidate. The materialization of any of these risks could harm our vehicle finance business and our operations and liquidity.
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
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other IT security threats involves significant costs, and any such measures we have implemented or may implement in the future could be inadequate or could fail, especially because cyberattack techniques are increasingly sophisticated, change frequently and are often not recognized until launched. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. Further, a cyberattack could occur and persist for an extended period of time without detection, and an investigation of any successful cyberattack would likely require significant time, costs and other resources to complete. The occurrence of any of these risks could materially harm our business, reputation and performance.
Global climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom, which could have a material adverse effect on our business and the markets in which we operate.
Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased globally. We cannot predict whether or to what extent natural disasters may occur or increase, nor can we predict the effect such events will have on our operations or the geographic markets in which we operate; however, any increased frequency or severity of these events could increase their overall negative impact on economic conditions in these regions and could also singularly affect our operations if our fueling stations, our LNG plants or our customers’ operations are damaged or otherwise subject to limited operations as a result of such an event. The occurrence of any of these risks could negatively affect our business, performance and liquidity, and could also cause the price of our common stock to decline.
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
All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options, restricted stock units and convertible notes may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements or if such shares have been registered under the Securities Act. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.
The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed in these risk factors;

•	Our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success;

•	Failure to meet or exceed any financial guidance we have provided or may provide to the public or the estimates and projections of the investment community;

•	The market's perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures, replacements or other changes;

•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, but which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.
Volatility or declines in the market price of our common stock could have other negative consequences, including, among others, potential impairments to our assets or goodwill or a reduced ability to use our common stock for capital-raising, acquisitions or other purposes. The occurrence of any of these risks could materially and adversely affect our financial condition, results of operations and liquidity and could lead to further declines in the market price of our common stock.
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
We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres of land on which this plant is situated, along with approximately 34 acres surrounding the plant.
Item 3.    Legal Proceedings.
From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business, including lawsuits, claims, audits, government enforcement actions and related matters. It is not possible to predict when or if these proceedings may arise, nor is it possible to predict the outcome of any proceedings that do arise, including, among other things, the amount or timing of any liabilities we may incur, and any such proceedings could have a material effect on us regardless of outcome. In the opinion of management, however, we are not a party, and our properties are not subject, to any pending legal proceedings that are material to us.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “CLNE.”
Holders
There were approximately 53 holders of record of our common stock as of March 5, 2019. We believe there are approximately 52,588 additional beneficial owners as of such date whose shares of our common stock are held on their behalf by brokerage firms or other agents.
Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into such a filing. The graph is required by applicable rules of the SEC and is not intended to forecast, predict or be indicative of the possible future performance of our common stock.
The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and on each of these indices on December 31, 2013 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations as us and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.
Item 6.    Selected Financial Data.
The following selected historical consolidated financial data should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included in this report, which describe, among other things, factors that could materially affect the comparability of the data reflected below. Additionally, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussions of material uncertainties that might cause the data reflected below not to be indicative of our future financial condition or results of operations.
The consolidated statements of operations data for the years ended December 31, 2016, 2017 and 2018 and the consolidated balance sheet data as of December 31, 2017 and 2018 are derived from our audited consolidated financial statements included in this report. The consolidated statements of operations data for the years ended December 31, 2014 and 2015 and the consolidated balance sheet data as of December 31, 2014, 2015 and 2016 are derived from our audited consolidated financial statements that are not included in this report.

	Year Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands, except share data)
Statement of Operations Data:
Total revenue (1)	$428,940	$384,320	$402,656	$341,599	$346,419
Operating income (loss)	(54,364)	(41,623)	(17,637)	(134,447)	3,895
Net loss	(90,859)	(135,458)	(13,724)	(81,391)	(9,183)
Basic and diluted loss per share	$(0.96)	$(1.47)	$(0.10)	$(0.53)	$(0.02)
_______________________________________________________________________________

(1)	Total revenue includes the following amounts:

	Year Ended December 31,
(In thousands)	2014	2015	2016	2017	2018
Alternative fuels tax credits (AFTC)	$28,359	$30,986	$26,638	$—	$26,729
_______________________________________________________________________________

	December 31,
	2014	2015	2016	2017	2018
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$214,927	$146,668	$109,837	$177,543	95,490
Restricted cash, short-term	6,012	4,240	6,996	1,127	780
Restricted cash, long-term	—	—	—	—	4,000
Working capital	293,428	82,773	172,542	101,597	145,347
Total assets	1,160,409	1,000,528	897,257	791,912	699,082
Total debt inclusive of capital and financing lease obligations (1)	570,670	567,150	312,376	260,087	84,184
Total Clean Energy Fuels Corp. stockholders' equity	437,426	302,552	468,865	426,990	507,998

(1)	2016, 2017, and 2018 amounts include debt issuance costs as a deduction from the carrying amount of the related liability.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements.
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements. See the discussion about these statements under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of GGEs of RNG, CNG and LNG delivered.

Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing O&M services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in the BP Transaction), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with another company’s natural gas fueling compressor manufacturing business in a newly formed joint venture, in the CEC Combination).
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2018, we serve over 1,000 fleet customers operating over 47,000 natural gas vehicles, and we own, operate or supply approximately 530 natural gas fueling stations in 41 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and operating results.
Sources of Revenue
The following table represents our sources of revenue:

	Year Ended December 31,
Revenue (in millions)	2016	2017	2018
Volume -related (1)	$283.9	$264.9	$286.7
Compressor sales (2)	27.3	23.5	—
Station construction sales	64.9	51.9	25.5
AFTC (3)	26.6	—	26.7
Other (4)	—	1.3	7.5
Total	$402.7	$341.6	$346.4

(1)
Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and fueling contracts, is included below under “2018-2019 Developments.” The following table summarizes our volume-related revenue in the periods:

	Year Ended December 31,
Revenue (in millions)	2016	2017	2018
Fuel Sales and Performance of O&M Services	$234.9	$240.8	$249.0
Change in Fair Value of Derivative Instruments	—	—	10.3
RIN Credits (a)	29.0	21.6	16.4
LCFS Credits (a) (b)	20.0	2.5	11.0
Total Volume -related Revenue	$283.9	$264.9	$286.7

a.	Revenue from sales of RINs and LCFS Credits decreased after the first quarter of 2017 due to the effects of the BP Transaction. See “Key Trends” below for more information.

b.
We recognized no revenue from sales of LCFS Credits during the third and fourth quarters of 2017 because (i) the majority of the LCFS Credits we had generated were sold in the BP Transaction and (ii) we could not sell our remaining LCFS Credits due to temporary restrictions imposed on our credit account pending completion of an ongoing administrative review by CARB, which was completed in November 2017. See “Key Trends” below for more information.

(2)	We completed the CEC Combination on December 29, 2017 (see Note 4). As a result, no revenue for compressor sales has been or will be received or recorded after that date.

(3)
Represents the AFTC alternative fuels tax credit, which expired on December 31, 2016, but subsequent to December 31, 2017, was reinstated for vehicle fuel sales made in 2017. See “2018-2019 Developments” below for more information.

(4)	Represents sales of used natural gas heavy -duty trucks we purchased in 2017 and 2018.
Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers as fuel, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) for periods before completion of the BP Transaction, our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our former RNG production facilities, which we sold in the BP Transaction), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables present our key operating data for the years ended December 31, 2016, 2017, and 2018:

	Year Ended December 31,
Gasoline gallon equivalent delivered (in millions)	2016	2017	2018
CNG (1)	259.2	283.4	299.5
LNG	66.8	66.1	66.0
RNG (2)	3.0	1.9	—
Total	329.0	351.4	365.5

	Year Ended December 31,
Gasoline gallon equivalent delivered (in millions)	2016	2017	2018
O&M services	176.6	199.5	206.1
Fuel (1)	128.5	127.3	133.6
Fuel and O&M services (3)	23.9	24.6	25.8
Total	329.0	351.4	365.5

	Year Ended December 31,
Other operating data (in millions)	2016	2017	2018
Station construction cost of sales	$57.0	$47.0	$25.1
Gross margin (4) (5) (6)	$147.1	$85.8	$133.5
Net loss attributable to Clean Energy Fuels. Corp (4)	$(12.2)	$(79.2)	$(3.8)

(1)
As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.5 million and 0.5 million for the years ended December 31, 2016, 2017 and 2018, respectively.

(2)
Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold. We sold 58.6 million, 78.5 million and 110.1 million GGEs of Redeem for the years ended December 31, 2016, 2017 and 2018, respectively.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)	Includes the following amounts of AFTC revenue: $26.6 million, $0.0 million and $26.7 million for the years ended December 31, 2016, 2017 and 2018, respectively.

(5)	For the year ended December 31, 2017, gross margin includes an inventory valuation provision of $13.2 million. See Note 3 for more information regarding the inventory valuation provision.

(6)
For the year ended December 31, 2018, gross margin includes an unrealized gain from the change in fair value of commodity swap contracts of $10.3 million. See Note 8 for more information regarding the commodity swap contracts.

2018-2019 Developments
Zero Now Truck Financing Program. We have launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of commercially available ultra-low NOx natural gas heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex, and has involved our entry into various arrangements in order to launch the program, including a term credit agreement for delayed draw loans of up to $100.0 million; a credit support agreement with THUSA, a wholly owned subsidiary of TOTAL, under which THUSA has guaranteed our obligations under the term credit agreement in exchange for a quarterly fee; and commodity swap arrangements with an affiliate of THUSA and TOTAL covering five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024, which are intended to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program. See the disclosure under “Customer Markets-Trucking” in Item 1. Business and the disclosure in Item 9B of this report for information about these agreements and the structure of the program.
Debt Repurchase. In December 2018, we purchased from the holders thereof all outstanding 7.5% Convertible Notes due July 2019, having an aggregate outstanding principal amount of $50.0 million, for a cash purchase price of $50.5 million. Upon such purchase, all such notes were surrendered and canceled in full and we have no further obligations under these notes. As a result of the early retirement of these notes we expect to save $1.7 million in interest expense in 2019. See Note 13 for more information about our outstanding debt.
Expanded BP RNG Supply Agreement. In October 2018, our supply agreement with BP was amended to extend the term and add additional RNG supply. We share with BP in the RINs and LCFS Credits generated from the increased RNG supply sold through our vehicle fueling infrastructure and to other customers.
Full Cash Repayment of 5.25% Notes. On October 1, 2018, we paid to the holders of our 5.25% Convertible Senior Notes due October 2018, in cash, all amounts then owed under the notes, totaling an aggregate of $110.5 million in principal amount plus $2.9 million in accrued and unpaid interest. Upon such payment, all such notes were surrendered and canceled in full and we have no further obligations under these notes. See Note 13 for more information about this debt repayment.
Total Private Placement. On May 9, 2018, we entered into a stock purchase agreement with Total Marketing Services, S.A. (“Total”), a wholly owned subsidiary of TOTAL, for the sale and issuance to Total of up to 50,856,296 shares of our common stock for a per share purchase price of $1.64 and an aggregate purchase price of $83.4 million, all in a private placement (the “Total Private Placement”). The Total Private Placement closed on June 13, 2018, upon the satisfaction of all conditions to closing. We have used, and expect to continue to use, the net proceeds from the Total Private Placement for working capital and general corporate purposes, which may include executing our business plans, pursuing opportunities for further growth, and retiring a portion of our outstanding indebtedness.
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
AFTC. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year, which totaled $25.2 million, was recognized and collected during the year ended December 31, 2018. The AFTC credit for 2017 was equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. In addition, during the year ended December 31, 2018, the Internal Revenue Service approved, and we recognized as revenue, $1.5 million of AFTC credit claims related to prior years. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.
Debt Level and Debt Compliance
As of December 31, 2018, we had total indebtedness of $84.4 million in principal amount, of which approximately $5.5 million is expected to become due in 2019. Certain of the agreements governing our outstanding debt, which are discussed in Note 13, have certain non-financial covenants with which we must comply. As of December 31, 2018, we were in compliance with all of these covenants.
Business Risks and Uncertainties
Our business and prospects are exposed to numerous risks and uncertainties. See “Item 1A. Risk Factors” of this report for more information.

Key Trends
Market for Natural Gas as a Vehicle Fuel
CNG and LNG are generally less expensive than gasoline and diesel on an energy equivalent basis. Additionally, according to studies conducted by CARB and the Argonne National Laboratory, CNG and LNG are cleaner than gasoline and diesel fuel based on the greenhouse gas emissions produced by vehicles operated by these fuels. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We believe this historical and expected future growth in demand is attributable primarily to the higher prices of gasoline and diesel relative to CNG and LNG, the increasingly stringent environmental regulations affecting vehicle fleets and the plentiful and domestic supply of natural gas.
The market for natural gas as a vehicle fuel, however, is a relatively new and developing market. As a result, it is challenging to accurately predict natural gas vehicle fuel demand, in general and in any specific geographic and customer markets, and consequently our timing and level of investment in particular markets may not be consistent with any growth in demand in these markets. Further, the new and developing nature of the natural gas vehicles fuel market has led to slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including slower volume and customer growth in 2018 that could continue in future periods. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including RNG, CNG and LNG, are subject to significant fluctuations, including decreased LNG volumes in some markets in recent periods that may continue in the future and may not be sufficiently offset by any increase in demand for RNG or CNG. We believe these market conditions have contributed to our lower revenue levels in recent periods.
We believe the slow growth and unpredictability of the market for natural gas vehicle fuels has been caused by a number of factors, including the following:

•
Since approximately mid-2014, the prices of oil, gasoline, diesel and natural gas have been lower and more volatile, and these trends may continue. We believe these conditions have contributed to slower and more limited growth in the demand for natural gas as a vehicle fuel because the price advantage of natural gas compared to diesel and gasoline has decreased, and we expect adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will continue to be negatively affected while oil and diesel prices remain low. In addition, these pricing conditions have led us to reduce the prices we charge some of our customers for CNG and LNG, which has reduced our profit margins.

•
In recent years, there has been increased focus by some parties, including lawmakers, regulators, policymakers, environmental and advocacy organizations and other powerful groups, on electric or other alternative vehicles or vehicle fuels. For example, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Further, there is continued and long-standing support among many of these groups for gasoline and diesel-powered vehicles. If these groups continue to invest time and money in efforts to promote non-natural gas fuels or suppress support for natural gas, then publicity or popular sentiment for non-natural gas vehicle fuels could increase in our key customer markets, which could decrease the growth potential for natural gas as a vehicle fuel, and government policies and programs in favor of non-natural gas vehicle fuels could be adopted in place of existing or new programs that promote natural gas, which could reduce the benefits we receive from these programs.

•
We believe the lack of substantial growth in the heavy-duty trucking market has been driven in large part by factors outside of our control. For instance, some heavy-duty truck operators have communicated to us that their primary reluctance to convert to natural gas trucks stems from experience or reputation of unsatisfactory performance by prior models of heavy-duty truck engines, actual or perceived insufficiencies in the financial incentives to convert, lack of demand for the conversion from customers and drivers, prioritization of other competing business concerns and improvements in diesel engine technology. If these conditions continue, then the growth levels in this market will continue to be low. Although we have launched our Zero Now truck financing program in an effort to combat certain of these operator concerns, this program may not be successful for a variety of reasons, in which case our volumes and revenue would not increase. Moreover, the structure of the program, which involves increasing our debt by potentially material amounts, paying certain interest and other fees (which will vary in amount but will be owed by us regardless of the level of success of the program), and possibly owing amounts under the commodity swap arrangements we established in connection with the program, could negatively affect our liquidity.

To the extent these or other factors have contributed to curtailed demand or slowed growth in the market for natural gas as a vehicle fuel, we believe they have also contributed to decreases in compressor sales (before the CEC Combination) and station construction activity in certain periods, as the success of these activities is dependent on the success of the natural gas vehicle fuels market generally. Moreover, we believe these factors have materially contributed to the volatility and overall decline in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and indications of asset or goodwill impairment. If these adverse macroeconomic conditions and other uncertainties in our industry persist, our financial results and stock price may continue to be adversely affected.
In spite of these market conditions, we believe our key customer markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets, are well-suited for the adoption of natural gas vehicle fuel because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. We also expect the lower greenhouse gas emissions associated with our Redeem vehicle fuel will result in increased demand for this fuel, resulting in our continued delivery of increasing volumes of Redeem to our vehicle fleet customers. Additionally, we anticipate that, over time, cities and communities in the United States and Canada will follow large cities in Europe in banning dirty diesel vehicles. If these projections materialize, we believe there will be growth in the consumption of natural gas as a vehicle fuel in our key customer and geographic markets, and our goal is to capitalize on this growth if and when it materializes. In that event, we expect our operating costs and capital expenditures would increase in connection with any growth of our business in the future.
Our Performance
Overview. Our gross revenue mostly consists of volume -related revenue, compressor and other equipment sales (before the CEC Combination), station construction sales, and AFTC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits, compressor and other equipment sales (before the CEC Combination), and recognition of government credits, grants and incentives, such as AFTC. In addition, our volume-related revenue may be subject to increased fluctuations after we entered into certain commodity swap arrangements in October 2018, because the changes in fair value of these and certain other derivative instruments, including anticipated fueling contracts under our Zero Now truck financing program, are included in volume-related revenue.
Our cost of sales can also vary between periods due to a variety of factors, including fluctuations in commodity, station construction and labor costs, natural gas prices and compressor equipment costs (before the CEC Combination), as well as the other factors that impact our revenue levels described above.
In addition, our performance in certain periods has been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. For example, our results for 2016 and 2017 were positively affected by gains related to repurchases and retirements of our outstanding convertible debt at a discount, and our results for 2017 were also positively affected by a gain related to the BP Transaction, but our results for 2017 were negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former natural gas fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other similar gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, do not impact our liquidity.
In the third and fourth quarters of 2017, we took actions we believe will better align our activities and assets with current and anticipated market demand. These actions included a workforce reduction and other measures to reduce overhead costs, which resulted in cash severance costs and certain non-cash stock-based compensation charges; our decision to close certain of our natural gas fueling stations by the end of 2017, which resulted in an impairment of these station assets and certain other cash and non-cash charges; our determination that the assets of CEC, our former subsidiary, were impaired, which resulted in a non-cash charge; and our contribution of CEC to a newly formed joint venture in the CEC Combination. These actions affected our performance in 2017 as a result of the cash expenses and non-cash impairment and other charges, which could be repeated if we decide to implement similar measures in the future but may otherwise limit the comparability of our 2017 results. In addition, these actions will affect our future performance and financial condition. For instance, our fueling station closures and the CEC Combination have decreased our aggregate revenue and cost levels, and we expect these lower levels to continue. In addition, our workforce reduction and other measures to reduce overhead costs have contributed to decreased expenses, particularly selling, general and administrative expenses, and we expect these lower expense levels will also continue. These actions also led us to record asset impairment and other cash and non-cash charges in 2017, and we may determine to record this type of asset or goodwill impairment in future periods due to similar or other events or factors. For example, a sustained decline in our stock price and the resulting decline of our market capitalization or periods of general volatility in our market capitalization, as we have experienced in recent periods, could cause our goodwill to become impaired, which could result in material charges and adversely affect our results of operations.

See “Results of Operations” below for more information about our performance in 2016, 2017 and 2018.
Volume. The amount of RNG, CNG and LNG we delivered increased by 11.1% from 2016 to 2018.
In particular, the amount of RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG and is distributed under the brand name Redeem, has experienced rapid growth in recent years, increasing by 87.9% from 2016 to 2018. We believe this demand for Redeem is largely attributable to the lower greenhouse gas emissions that it produces relative to gasoline and diesel fuel. To the extent demand for RNG continues to increase, we expect our recently expanded supply agreement with BP, discussed under “2018-2019 Developments” above, could increase our volume-related revenue due to increased volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS Credits. In addition, such an increase in RNG demand could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers.
RINs and LCFS Credits. When we sell RNG and conventional natural gas for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.
Although we continue to record revenue from sales of RINs and LCFS Credits generated from our continued sales of Redeem RNG vehicle fuel and CNG and LNG, the amount of revenue we receive from sales of these credits decreased in 2017 and 2018 compared to 2016 as a result of our sale of our former RNG production facilities and other related assets in the BP Transaction. This decrease has adversely affected our results of operations, in particular our volume-related revenue, and reduced our effective price per gallon (discussed under “Results of Operations” below). In addition, we recognized no revenue from sales of LCFS Credits during the third and fourth quarters of 2017 because CARB had restricted our ability to sell and transfer LCFS Credits pending completion of an administrative review. We were, however, required to settle preexisting contractual obligations to transfer LCFS Credits to third parties by making cash payments totaling $7.0 million, the equivalent value of the LCFS Credits we would have otherwise transferred to satisfy our obligations. In November 2017, CARB invalidated certain LCFS Credits we had generated in prior periods and released the restriction on our ability to sell and transfer LCFS Credits.
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
In October 2018, in support of the our Zero Now truck financing program, we executed two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL and THUSA, for a total of five million diesel gallons annually from

April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel -to -natural gas price spread in connection with the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program.
Critical Accounting Policies
This discussion is based upon our consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and may result in material effects on our operating results and financial position.
We believe the critical accounting policies discussed below affect our more significant estimates made in preparing our consolidated financial statements. See Notes 1 and 2 for more information about these and our other significant accounting policies.
Revenue Recognition
In general, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when we satisfy the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.
We recognize revenue on various products and services.
Our volume -related revenue primarily consists of sales of RNG, CNG and LNG fuel, O&M services and RINs and LCFS Credits in addition to changes in fair value of our derivative instruments.
Fuel and O&M services are sold pursuant to contractual commitments over defined goods -and -service delivery periods. These contracts typically include a stand -ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.
We recognize fuel and O&M services revenue in the amount to which we have the right to invoice. We have a right to consideration based on the amount of gasoline gallon equivalents of natural gas dispensed by the customer and current pricing conditions, which are typically billed to the customer on a monthly basis. Since payment terms are less than a year, we have elected the practical expedient which allows us to not assess whether a customer contract has a significant financing component.
We sell RIN Credits and LCFS Credits to third parties that need the credits to comply with federal and state requirements. Revenue is recognized on these credits when there is an agreement in place to monetize the credits at a determinable price.
Changes in fair value of derivative instruments relates to our commodity swap and customer fueling contracts. The contracts are measured at fair value with changes in the fair value recorded in our consolidated statements of operations in the period incurred. The amounts are classified as revenue because our commodity swap contracts are used to economically offset the risk associated with the diesel -to -natural gas price spread resulting from anticipated customer fueling contracts under our Zero Now truck financing program.
Station construction contracts are generally short-term, except for certain larger and more complex stations, which can take up to 24 months to complete. For most of our station construction contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single station. Hence, the entire contract is accounted for as one performance obligation.
We recognize revenue over time as we perform under our station construction contracts because of the continual transfer of control of the goods to the customer, who typically controls the work in process. Revenue is recognized based on the extent of progress towards completion of the performance obligation and is recorded proportionally as costs are incurred. Costs to fulfill our obligations under these contracts typically include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.
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
In certain contracts with our customers, we agree to provide multiple goods or services, including construction of and sale of a station, O&M services, and sale of fuel to the customer. These contracts have multiple performance obligations because the promise to transfer each separate good or service is separately identifiable and is distinct. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recognized in one or more periods.
We allocate the contract price to each performance obligation using best estimates of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price for fuel and O&M services is observable standalone sales, and the primary method used to estimate the standalone selling price for station construction sales is the expected cost plus a margin approach because we sell customized customer -specific solutions. Under this approach, we forecast expected costs of satisfying a performance obligation and then add an appropriate margin for the good or service.
AFTC is considered variable consideration because it can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, AFTC is not recognized as revenue until it is authorized through federal legislation, which also provides a determinable price. We recognize revenue in the period the credit is authorized through federal legislation.
We collect and remit taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between us and our customers. These taxes may include, among others, fuel, sales and value-added taxes. We report the collection of these taxes on a net basis and they are excluded from revenue.
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
The qualitative goodwill assessment includes the potential impact on a reporting unit’s fair value of certain events and circumstances, including its enterprise value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is performed.
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
If the recent negative volatility of our market capitalization is sustained, we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.
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
Our significant uses of fair value measurements include the valuation of assets disposed and liabilities extinguished related to business divestitures and impairment of long-lived assets, as well as the valuation of commodity swaps and warrants, all of which requires significant judgment.
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.
See Note 1 for information about recently adopted accounting changes and recently issued accounting standards, including our expected adoption in the first quarter of 2019 of ASU 2016-02 related to leases, which will require most leases to be recognized on the balance sheet which will increase the reported assets and liabilities.

Results of Operations
The discussions below compare our results of operations in 2018, 2017 and 2016. Historical results are not indicative of the results to be expected in the current period or any future period.
2018 Compared to 2017
The table below presents, for each period, each line item of our statement of operations data as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended December 31,
	2017	2018
Statement of Operations Data:
Revenue:
Product revenue	84.1%	88.9%
Service revenue	15.9	11.1
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	63.4	56.1
Service cost of sales	7.7	5.3
Inventory valuation provision	3.9	—
Change in fair value of derivative warrants	0.0	0.2
Selling, general and administrative	28.0	22.3
Depreciation and amortization	16.6	15.0
Asset impairments and other charges	19.9	—
Total operating expenses	139.5	98.9
Operating income (loss)	(39.5)	1.1
Interest expense	(5.2)	(4.6)
Interest income	0.4	0.8
Other income (expense), net	0.0	(0.2)
Loss from equity method investments	0.0	(0.8)
Gain from extinguishment of debt, net	0.9	—
Gain from sale of certain assets of subsidiary	20.7	1.4
Loss from formation of equity method investment	(1.9)	(0.3)
Loss before income taxes	(24.6)	(2.6)
Income tax benefit (expense)	0.6	(0.1)
Net loss	(24.0)	(2.7)
Loss from noncontrolling interest	0.6	1.6
Net loss attributable to Clean Energy Fuels Corp.	(23.4)%	(1.1)%
Revenue.    Revenue increased by $4.8 million to $346.4 million for 2018, from $341.6 million for 2017. This increase was primarily due to the addition of AFTC revenue and the change in fair value of our commodity swap contracts entered into in connection with our Zero Now truck financing program, as well as revenue from higher volumes. These increases was partially offset by the absence of compressor revenue and lower station construction sales.
Volume -related revenue increased by $21.8 million between periods, attributable in part to an increase in gallons delivered due to growth in CNG volume partially offset by a decrease in LNG volume resulting from the non-renewal of two contracts and a decrease in RNG volume for non-vehicle fuel that were included in contracts sold in the BP Transaction. The increase in volume -related revenue was also attributable to increased revenue from sales of LCFS Credits because we temporarily stopped selling these credits in certain periods in 2017 due to restrictions imposed on our LCFS Credit account (see “Key Trends” for more information), and a $10.3 million unrealized gain from the change in fair value of our commodity swap contracts entered into in 2018 in order to implement our Zero Now program (see Note 8 for more information).

Our effective price per gallon charged was $0.76 for 2018 and 2017, excluding the $10.3 million change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.
Station construction sales decreased by $26.4 million between periods, principally due to fewer full station and station upgrade projects in process.
Compressor revenue decreased by $23.5 million between periods due to completion of the CEC Combination in December 2017 (see Note 4).
AFTC revenue increased by $26.7 million between periods due to the absence of AFTC in 2017 and our recognition in 2018 of AFTC revenue for all of the vehicle fuel we sold in 2017.
Cost of sales.    Cost of sales decreased by $42.9 million to $212.9 million for 2018, from $255.8 million for 2017. This decrease was primarily due to a $27.2 million decrease in compressor manufacturing costs due to completion of the CEC Combination in December 2017 (see Note 4), a $21.9 million decrease in station construction costs due to lower station construction sales, and a $13.2 million inventory valuation provision recorded in 2017 (see Note 3 for more information). This decrease was partially offset by an $8.0 million increase in gas commodity costs due to the increase in gallons delivered and a $7.0 million increase in costs to purchase used heavy -duty trucks that we sold to our customers.
Our effective cost per gallon was $0.49 per gallon for 2018 and 2017. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.
Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which have been issued by our subsidiary, NG Advantage, increased to $0.5 million of expense in 2018, from an immaterial amount of income in 2017, primarily due to the majority of the warrants being in-the-money during 2018.
Selling, general and administrative.    Selling, general and administrative expenses decreased by $18.5 million to $77.2 million for 2018, from $95.7 million for 2017. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to completion of the BP Transaction and the CEC Combination in 2017 (see Note 4).
Depreciation and amortization.    Depreciation and amortization decreased by $4.7 million to $51.9 million for 2018, from $56.6 million for 2017, primarily due to the sale of our two former RNG production facilities in the BP Transaction in 2017, in addition to asset impairments related to our station closures and former compressor manufacturing business recorded during the third quarter of 2017.
Asset impairments and other charges. During 2017, we recorded asset impairments and other cash and non-cash charges totaling $67.9 million related to our station closures, our former compressor manufacturing business, our workforce reduction and other steps taken to reduce overhead costs, and certain payments we made as a result of temporary restrictions imposed on our LCFS Credit account. See Note 3 for more information. We recorded no comparable charge in 2018.
Interest expense.    Interest expense decreased by $1.8 million to $15.9 million for 2018, from $17.8 million for 2017. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net.    Other income (expense), net, decreased by $0.7 million, to $(0.6) million for 2018, from $0.1 million for 2017, primarily due to an increase in losses on disposal of assets.
Loss from equity method investments. Loss from equity method investments increased by $2.6 million between periods, which was attributable to completion of the CEC Combination in December 2017.
Gain from extinguishment of debt, net. In 2017, we recorded a gain of $3.2 million related to the extinguishment of debt. We recorded no comparable gain in 2018.
Gain from sale of certain assets of subsidiary. In 2018, we recorded a gain of $4.8 million as a result of the satisfaction of certain performance criteria related to the assets sold in the BP Transaction. In 2017, we recorded a gain of $70.7 million due to completion of the BP Transaction. See Note 4 for more information.

Loss from formation of equity method investment. In 2018, we recorded a loss of $1.2 million related to costs incurred in satisfaction of commitments made in connection with the CEC Combination, compared to a loss of $6.5 million in 2017 due to completion of the CEC Combination.
Income tax benefit (expense).    Income tax benefit (expense) decreased by $2.2 million to $(0.3) million for 2018, from $1.9 million for 2017. The change was primarily due to a decrease in the deferred tax benefit due to completion of the reduction of goodwill amortization following the BP Transaction.
Loss from noncontrolling interest.    In 2018, we recorded a $5.4 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $2.2 million loss for 2017. The noncontrolling interest in NG Advantage represents a 46.7% and 37.0% minority interest that was held by third parties during 2017 and 2018, respectively.

2017 Compared to 2016
The table below presents, for each period, each line item of our statement of operations data as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended December 31,
	2016	2017
Statement of Operations Data:
Revenue:
Product revenues	87.2%	84.1%
Service revenues	12.8	15.9
Total revenues	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	57.1	63.4
Service cost of sales	6.4	7.7
Inventory valuation provision	—	3.9
Change in fair value of derivative warrants	0.0	0.0
Selling, general and administrative	26.2	28.0
Depreciation and amortization	14.7	16.6
Asset impairments and other charges	—	19.9
Total operating expenses	104.4	139.5
Operating loss	(4.4)	(39.5)
Interest expense	(7.3)	(5.2)
Interest income	0.2	0.4
Other income (expense), net	(0.1)	0.0
Loss from equity method investments	0.0	0.0
Gain from extinguishment of debt, net	8.5	0.9
Gain from sale of certain assets of subsidiary	—	20.7
Loss from formation of equity method investment	—	(1.9)
Loss before income taxes	(3.1)	(24.6)
Income tax benefit (expense)	(0.3)	0.6
Net loss	(3.4)	(24.0)
Loss from noncontrolling interest	0.4	0.6
Net loss attributable to Clean Energy Fuels Corp.	(3.0)%	(23.4)%
Revenue.    Revenue decreased by $61.1 million to $341.6 million for 2017, from $402.7 million for 2016. This decrease was primarily due to the absence of AFTC revenue recorded in 2017, as well as lower volume -related revenue, compressor revenue and station construction sales.
Volume -related revenue decreased by $19.0 million between periods primarily due to reduced revenue received from sales of RINs and LCFS Credits due in large part to the effects of the BP Transaction (see Note 3 for more information) as well as the restrictions imposed on our LCFS Credit account by CARB (see “Key Trends” for more information). The decrease in volume -related revenue between periods was partially offset by an increase of 22.4 million gallons delivered.
Our effective price per gallon charged was $0.76 for 2017, a $0.10 per gallon decrease from $0.86 per gallon for 2016. The decrease in our effective price per gallon between periods was primarily due to lower revenue from sales of RINs and LCFS Credits.
Station construction sales decreased by $13.0 million between periods, principally due to fewer large, full -station projects and station upgrade projects.

Compressor revenue decreased by $3.8 million between periods due to lower compressor sales, which we believe was primarily due to continued low global demand.
AFTC revenue decreased by $26.6 million between periods due to the absence of AFTC revenue recorded in 2017.
Cost of sales.    Cost of sales increased by $0.2 million to $255.8 million for 2017, from $255.6 million for 2016. This increase was primarily due to a $13.2 million inventory valuation provision recorded in 2017, comprised of $7.8 million related to station construction inventory and $5.4 million related to compressor inventory (see Note 3 for more information). This increase was partially offset by a $10.0 million decrease in station construction costs due to lower station construction sales, and a $1.4 million decrease in compressor costs due to lower compressor sales.
Our effective cost per gallon decreased by $0.03 per gallon between periods, to $0.49 per gallon for 2017 from $0.52 for 2016, excluding the $7.8 million inventory valuation provision discussed above. The decrease in our effective cost per gallon was primarily due to the sale of our two former RNG production facilities in the BP Transaction, resulting in no cost of sales to operate these facilities in the last nine months of 2017.
Selling, general and administrative.    Selling, general and administrative expenses decreased by $9.8 million to $95.7 million for 2017, from $105.5 million for 2016. This decrease was primarily driven by continued cost reduction efforts and reduced administrative costs due to completion of the BP Transaction in 2017.
Depreciation and amortization.    Depreciation and amortization decreased by $2.7 million to $56.6 million for 2017, from $59.3 million for 2016, primarily due to the sale of our two former RNG production facilities in the BP Transaction.
Asset impairments and other charges. During 2017, we recorded asset impairments and other cash and non-cash charges totaling $67.9 million related to our station closures, our former compressor manufacturing business, our workforce reduction and other steps taken to reduce overhead costs, and certain payments we made as a result of temporary restrictions imposed on our LCFS Credit account. See Note 3 for more information. We recorded no comparable charges in 2016.
Interest expense.    Interest expense decreased by $11.8 million to $17.8 million for 2017, from $29.6 million for 2016. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net.    Other income (expense), net, increased by $0.4 million, to $0.1 million for 2017, from $(0.3) million for 2016. This increase was primarily due to a $0.7 million decrease in losses from asset disposals, partially offset by a $0.4 million increase in the loss from foreign currency transactions not in our subsidiaries’ functional currency.
Gain from extinguishment of debt, net. Gain from extinguishment of debt, net decreased by $31.1 million to $3.2 million for 2017, from $34.3 million for 2016. This decrease was primarily due to our repurchase of a lower principal amount of debt at higher prices in 2017 compared to 2016.
Gain from sale of certain assets of subsidiary. In 2017, we recorded a gain of $70.7 million related to completion of the BP Transaction. We recorded no comparable gain in 2016.
Loss from formation of equity method investment. In 2017, we recorded a loss of $6.5 million related to completion of the CEC Combination. There was no comparable transaction in 2016.
Income tax benefit (expense).    Income tax benefit increased by $3.2 million to $1.9 million for 2017, from $(1.3) million for 2016. The increase in income tax benefit was primarily due to the deferred tax benefit attributable to the reduction of goodwill amortization following the BP Transaction.
Loss from noncontrolling interest.    In 2017, we recorded a $2.2 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $1.6 million loss for 2016. The noncontrolling interest in NG Advantage represents a 46.7% minority interest that was held by third parties during 2016 and 2017.
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
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the potential phasing out of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including the amount and timing of our billing, collections and liability payments and the other factors that impact our operating results, as discussed under “Key Trends-Our Performance” above.
Cash Flows
Operating Activities. Cash provided by operating activities was $38.0 million in 2018, compared to $4.3 million used in operating activities in 2017. The increase in cash provided by operating activities was primarily attributable to the AFTC revenue collected in June 2018, in addition to changes in working capital resulting from the timing of receipts and payments of cash.
Cash used in operating activities was $4.3 million in 2017, compared to $46.3 million provided by operating activities in 2016. The increase in cash used in operating activities was primarily due to a reduction in operating results resulting from the absence of AFTC collected during 2017 and decreased sales of RINs and LCFS Credits, as well as our payment of one-time transaction fees related to the BP Transaction and CEC Combination. These operating outflows were partially offset by payments received by NG Advantage related to an arrangement with BP as one of its customers.
Investing Activities. Cash provided by investing activities was $54.4 million in 2018, compared to $40.7 million in 2017. Cash provided by investing activities for 2018 consisted primarily of maturities and sales of short-term investments, net of purchases. Cash provided by investing activities for 2017 consisted primarily of cash received upon completion of the BP Transaction, partially offset by purchases of short-term investments, net of maturities and sales. The increase in cash provided by investing activities was also attributable to a decrease in purchases of property and equipment between periods.
Cash provided by investing activities was $40.7 million in 2017, compared to $3.7 million in 2016. The increase in cash provided by investing activities was primarily attributable to cash received, net of cash transferred, in connection with the BP Transaction (see Note 4 for more information). These investing cash inflows were partially offset by incremental purchases of short-term investments, net of maturities, and an increase in purchases of equipment, primarily related to deposits by NG Advantage for CNG trailers and equipment.
Financing Activities. Cash used in financing activities was $95.2 million in 2018, compared to $43.2 million in 2017. Cash used in financing activities for the for year ended December 31, 2018 consisted primarily of our repayment of debt instruments and capital lease obligations, partially offset by cash proceeds, net of fees, from our issuance of stock in the Total Private Placement. Cash used in financing activities for the year ended December 31, 2017 consisted primarily of our repayment of borrowings under a revolving line of credit and our repayment of capital lease obligations and debt instruments, partially offset by cash proceeds from our issuance of stock in the ATM Program, as discussed below. The increase in cash used in financing activities was primarily due to larger debt repayments between periods.
Cash used in financing activities was $43.2 million in 2017, compared to $55.7 million in 2016. The decrease in cash used in financing activities was primarily due to a decrease in cash used in debt repurchases, net of borrowings, partially offset by a decrease in cash provided by the ATM Program, net of fees, which was terminated in May 2017, and payments in 2017 of a portion of the cash consideration we received for the sale of assets in the BP Transaction to former equity holders of our subsidiary whose assets were sold.
Capital Expenditures and Other Uses of Cash
We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new fueling stations; additions or other modifications to existing fueling stations; debt repayments and repurchases; purchases of CNG tanker trailers and natural gas heavy-duty trucks; maintenance of LNG production facilities; supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; financing natural gas vehicles for our customers; any investments in other entities; any mergers or acquisitions; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.
Our business plan calls for approximately $18.5 million in capital expenditures in 2019. These capital expenditures primarily relate to the construction of CNG fueling stations, IT software and equipment and LNG plant maintenance costs.
In addition, NG Advantage may spend as much as $28.0 million to purchase additional CNG trailers and equipment in support of its operations and customer contracts; NG Advantage intends to seek financing from third parties for these capital expenditures.
We had total indebtedness of approximately $84.4 million in principal amount as of December 31, 2018, of which approximately $5.5 million, $55.3 million, $4.8 million, $4.6 million, $2.5 million and $4.7 million is expected to become due in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $6.1 million for the year ending December 31, 2019. In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount based on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates. As of December 31, 2018, we are permitted to issue up to 14.0 million shares of common stock to repay a portion of the principal amount of our outstanding convertible notes. Although we believe we have sufficient liquidity and capital resources to repay our debt coming due in the next 12 months, we may elect to pursue alternatives, such as refinancing or debt or equity offerings, to increase our cash management flexibility.
We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our revolving credit facility with PlainsCapital Bank (“Plains”), as described below, provides us with an additional source of cash that we could use for general corporate and a variety of other purposes. As of December 31, 2018, we had total cash and cash equivalents and short-term investments of $95.5 million, compared to $177.5 million as of December 31, 2017.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC; fluctuations in commodity, station construction and labor costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as the other factors described in this MD&A and Item 1A. Risk Factors of this report.
In October 2018 and January 2019, we entered into agreements to implement our Zero Now truck financing program, which permit us to incur up to an additional $100.0 million of indebtedness through the beginning of January 2022, obligate us to make certain interest and other fee payments in connection with this debt and THUSA’s related guaranty (which payments will vary in amount but will be owed by us regardless of the revenue we may receive from the program), and subject us to potential additional payments in connection with related commodity swap arrangements. We are permitted to use any proceeds we receive under these agreements solely to fund the incremental cost of trucks purchased or financed by operators that participate in the Zero Now program. See “Recent Developments” and “Key Trends” above and Note 21 and Item 9B of this report for more information.
On June 13, 2018, we completed the Total Private Placement and received $83.4 million of gross cash proceeds from the transaction. See “Recent Developments” above and Note 14 for more information.
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

The following table summarizes the activity under the ATM Program for the periods presented:

	Year ended December 31,	Year ended December 31,	Inception through May 31,
(in millions)	2016	2017	2017
Gross proceeds	$103.6	$10.8	$121.3
Fees and issuance costs	2.6	0.3	3.4
Net proceeds	$101.0	$10.5	$117.9
Shares issued	31.1	3.8	36.4
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis with a maturity date of September 30, 2019 (the “Credit Facility”). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017. As a result, we had no amounts outstanding and $50.0 million of availability under the Credit Facility as of December 31, 2018.
See Note 13 for more information about the Credit Facility with Plains and our other outstanding debt.
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
We may seek to raise additional capital through one or more sources, including, among others, selling assets, obtaining new or restructuring existing debt, obtaining equity capital, or any combination of these or other potential sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to develop and maintain natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to support and build our business and generate sustained or increased revenue.
Contractual Obligations
The table below represents the scheduled maturities of our contractual obligations as of December 31, 2018. This table excludes certain potential contractual obligations because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
Contractual Obligations: (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, capital lease, and financing lease obligations (a)	$98,815	$11,623	$65,555	$16,861	$4,776
Operating lease commitments (b)	31,906	6,340	7,643	4,709	13,214
Long-term take-or-pay contract (c)	977	429	548	—	—
Long-term supply contract (d)	74,668	16,480	40,541	17,647	—
Construction contracts (e)	4,319	4,319	—	—	—
Total	$210,685	$39,191	$114,287	$39,217	$17,990

(a)	Consists of long-term debt, capital lease, and financing lease obligations to finance acquisitions and equipment purchases, including future interest payments.

(b)	Consists of various space and ground leases for our Boron, California LNG plant, office spaces and fueling stations as well as leases for equipment.

(c)	Represents our estimates for one long-term natural gas purchase contract with a take-or-pay commitment.

(d)
Represents our estimates for one long-term natural gas supply contract for our subsidiary NG Advantage, which entered into an arrangement with BP for the supply, sale and transportation of CNG over a five-year period.

(e)
Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2018 and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements
As of December 31, 2018, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.9 million;

•	One long-term natural gas purchase contract with a take-or-pay commitment, the amount of which is shown under “Contractual Obligations” above;

•	One long-term natural gas supply contract with a fixed supply commitment, the amount of which is shown under “Contractual Obligations” above, along with a guaranty agreement; and

•	Operating leases where we are the lessee, under which we are committed to make aggregate payments as shown under “Contractual Obligations” above.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds because, based on historical experience and available information, we do not believe it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
We have one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index based prices and expires in December 2020.
NG Advantage has entered into an arrangement with BP for the supply, sale and reservation of a specified volume of CNG transportation capacity over a five-year period, or until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and BP in which we guarantee, in an amount up to $30.0 million plus related fees, NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement. Our guaranty is in effect until thirty days following our notice to BP of termination.
We have entered into operating lease arrangements for certain equipment and for our office and field operating locations in the ordinary course of our business. The terms of our leases expire at various dates through 2038. Additionally, in November 2006, we entered into a ground lease for 36 acres on which we built our Boron, California LNG liquefaction plant. The lease is for an initial term of 30 years and requires payments of $0.2 million per year, plus up to $0.1 million per year for each 30 million gallons of production capacity utilized, subject to adjustment based on consumer price index changes. We must also pay a royalty to the landlord for each gallon of LNG produced at the facility, as well as a fee for certain other services the landlord provides.
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
Natural gas costs represented $72.8 million, $83.3 million and $94.9 million of our cost of sales in 2016, 2017 and 2018, respectively.

In October 2018, in support of our Zero Now truck financing program, we entered into two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL and THUSA, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel -to -natural gas price spread in connection with the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program.
We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel -to -natural gas price spread were to fluctuate by 10% as of December 31, 2018, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $6.3 million.
Foreign Currency Exchange Rate Risk
Before completion of the CEC Combination on December 29, 2017, we had foreign operations that exposed us to foreign currency exchange gains and losses. Since the functional currency of those foreign subsidiaries is their local currency, the currency effects of translating the financial statements of the foreign subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity in our consolidated financial statements and do not impact earnings.
Foreign currency transaction gains and losses not in these subsidiaries’ functional currency, however, do impact earnings, but these amounts were not material for 2018. In this period, our primary exposure to foreign currency exchange rates related to our other Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of December 31, 2018, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

Item 8.    Financial Statements and Supplementary Data.
The following tables set forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2018. The information for each quarter is unaudited and we have prepared the information on the same basis as the audited consolidated financial statements included in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data, which include only normal recurring adjustments. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for descriptions of the effects of any unusual or infrequently occurring items recognized in any of the periods covered by the below quarterly data. The quarterly data should be read together with our consolidated financial statements and related notes included in this report. The results of operations for any one quarter are not necessarily indicative of results to be expected in the current period or any future period.

	(In thousands, except per share data, Unaudited)
	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue:
Product revenue	$76,229	$67,849	$67,669	$75,545
Service revenue	13,262	13,167	14,123	13,755
Total revenue	89,491	81,016	81,792	89,300
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54,597	50,825	52,884	58,107
Service cost of sales	6,264	6,519	7,283	6,192
Inventory valuation provision	—	—	13,158	—
Change in fair value of derivative warrants	11	(44)	(6)	(7)
Selling, general and administrative	23,762	23,348	24,804	23,801
Depreciation and amortization	15,317	14,336	14,104	12,857
Asset impairments and other charges	—	—	60,666	7,268
Total operating expenses	99,951	94,984	172,893	108,218
Operating loss	(10,460)	(13,968)	(91,101)	(18,918)
Interest expense	(4,911)	(4,285)	(4,270)	(4,285)
Interest income	192	499	465	341
Other income (expense), net	(167)	135	4	167
Income (loss) from equity method investments	(36)	(34)	(30)	(31)
Gain from extinguishment of debt	3,195	—	—	—
Gain (loss) from sale of certain assets of subsidiary	70,648	(762)	—	772
Loss from formation of equity method investment	—	—	—	(6,465)
Income (loss) before income taxes	58,461	(18,415)	(94,932)	(28,419)
Income tax benefit (expense)	2,263	(124)	44	(269)
Net income (loss)	60,724	(18,539)	(94,888)	(28,688)
Loss attributable to noncontrolling interest	335	731	747	341
Net income (loss) attributable to Clean Energy Fuels Corp.	$61,059	$(17,808)	$(94,141)	$(28,347)
Basic income (loss) per share	$0.41	$(0.12)	$(0.62)	$(0.19)
Diluted income (loss) per share	$0.40	$(0.12)	$(0.62)	$(0.19)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue:
Product revenue	$92,251	$61,120	$67,441	$87,027
Service revenue	10,152	9,347	9,879	9,202
Total revenue	102,403	70,467	77,320	96,229
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	50,199	41,396	48,063	54,851
Service cost of sales	4,597	4,255	4,743	4,820
Change in fair value of derivative warrants	(21)	(71)	(9)	644
Selling, general and administrative	18,858	19,939	18,405	20,005
Depreciation and amortization	12,801	13,332	13,363	12,354
Total operating expenses	86,434	78,851	84,565	92,674
Operating income (loss)	15,969	(8,384)	(7,245)	3,555
Interest expense	(4,503)	(4,527)	(4,096)	(2,798)
Interest income	575	489	1,129	664
Other income (expense), net	(12)	79	(193)	(440)
Income (loss) from equity method investments	(1,468)	(729)	(542)	16
Gain from sale of certain assets of subsidiary	—	—	—	4,782
Loss from formation of equity method investment	—	—	(1,163)	—
Income (loss) before income taxes	10,561	(13,072)	(12,110)	5,779
Income tax expense	(88)	(89)	(89)	(75)
Net income (loss)	10,473	(13,161)	(12,199)	5,704
Loss attributable to noncontrolling interest	1,749	1,186	1,300	1,158
Net income (loss) attributable to Clean Energy Fuels Corp.	$12,222	$(11,975)	$(10,899)	$6,862
Basic income (loss) per share	$0.08	$(0.07)	$(0.05)	$0.03
Diluted income (loss) per share	$0.08	$(0.07)	$(0.05)	$0.03

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clean Energy Fuels Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
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
Irvine, California
March 12, 2019

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2018
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$37,208	$30,624
Short-term investments	141,462	65,646
Accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,919 as of December 31, 2017 and 2018, respectively	63,961	68,865
Other receivables	19,235	15,544
Inventory	35,238	34,975
Prepaid expenses and other current assets	7,793	8,444
Derivative assets, related party	—	1,508
Total current assets	304,897	225,606
Land, property and equipment, net	367,305	350,568
Long-term portion of restricted cash	—	4,000
Notes receivable and other long-term assets, net	21,397	17,470
Long-term portion of derivative assets, related party	—	8,824
Investments in other entities	30,395	26,079
Goodwill	64,328	64,328
Intangible assets, net	3,590	2,207
Total assets	$791,912	$699,082
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt and capital lease obligations	$139,699	$5,405
Accounts payable	17,901	19,024
Accrued liabilities	42,268	48,469
Deferred revenue	3,432	7,361
Total current liabilities	203,300	80,259
Long-term portion of debt, capital lease and financing lease obligations	120,388	78,779
Other long-term liabilities	18,566	15,035
Total liabilities	342,254	174,073
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 224,000,000 shares and 304,000,000 shares as of December 31, 2017 and 2018, respectively; issued and outstanding 151,650,969 shares and 203,599,892 shares as of December 31, 2017 and 2018, respectively	15	20
Additional paid-in capital	1,111,432	1,198,769
Accumulated deficit	(683,570)	(688,653)
Accumulated other comprehensive loss	(887)	(2,138)
Total Clean Energy Fuels Corp. stockholders’ equity	426,990	507,998
Noncontrolling interest in subsidiary	22,668	17,011
Total stockholders’ equity	449,658	525,009
Total liabilities and stockholders’ equity	$791,912	$699,082

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2017	2018
Revenue:
Product revenue	$351,038	$287,292	$307,839
Service revenue	51,618	54,307	38,580
Total revenue	402,656	341,599	346,419
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	229,958	216,413	194,509
Service cost of sales	25,592	26,258	18,415
Inventory valuation provision	—	13,158	—
Change in fair value of derivative warrants	(22)	(46)	543
Selling, general and administrative	105,503	95,715	77,207
Depreciation and amortization	59,262	56,614	51,850
Asset impairments and other charges	—	67,934	—
Total operating expenses	420,293	476,046	342,524
Operating income (loss)	(17,637)	(134,447)	3,895
Interest expense	(29,595)	(17,751)	(15,924)
Interest income	827	1,497	2,857
Other income (expense), net	(306)	139	(566)
Loss from equity method investments	(22)	(131)	(2,723)
Gain from extinguishment of debt, net	34,348	3,195	—
Gain from sale of certain assets of subsidiary	—	70,658	4,782
Loss from formation of equity method investment	—	(6,465)	(1,163)
Loss before income taxes	(12,385)	(83,305)	(8,842)
Income tax benefit (expense)	(1,339)	1,914	(341)
Net loss	(13,724)	(81,391)	(9,183)
Loss attributable to noncontrolling interest	1,571	2,154	5,393
Net loss attributable to Clean Energy Fuels Corp.	$(12,153)	$(79,237)	$(3,790)
Loss per share:
Basic and diluted	$(0.10)	$(0.53)	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	119,395,423	150,430,239	180,655,435
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31, 2016			Years Ended December 31, 2017			Year Ended December 31, 2018
	Clean Energy Fuels Corp.	Noncontrolling Interest	Total	Clean Energy Fuels Corp.	Noncontrolling Interest	Total	Clean Energy Fuels Corp.	Noncontrolling Interest	Total
Net loss	$(12,153)	$(1,571)	$(13,724)	$(79,237)	$(2,154)	$(81,391)	$(3,790)	$(5,393)	$(9,183)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2016, 2017 and 2018	1,567	—	1,567	(113)	—	(113)	(1,305)	—	(1,305)
Foreign currency adjustments on intra-entity long-term investments, net of $0 tax in 2016, 2017 and 2018	1,652	—	1,652	—	—	—	—	—	—
Unrealized gains on available-for-sale securities, net of $0 tax in 2016, 2017 and 2018	79	—	79	189	—	189	54	—	54
Release of foreign currency translation adjustments on contribution of subsidiary into equity method investment	—	—	—	16,712	—	16,712	—	—	—
Total other comprehensive income (loss)	3,298	—	3,298	16,788	—	16,788	(1,251)	—	(1,251)
Comprehensive loss	$(8,855)	$(1,571)	$(10,426)	$(62,449)	$(2,154)	$(64,603)	$(5,041)	$(5,393)	$(10,434)
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2015	92,382,717	$9	$915,199	$(591,683)	$(20,973)	$26,393	$328,945
Issuance of common stock, net of offering costs	32,889,517	4	101,116	—	—	—	101,120
Issuance of common stock in connection with debt extinguishment	20,265,829	2	65,954				65,956
Stock-based compensation	—	—	8,092	—	—	—	8,092
Net loss	—	—	—	(12,153)	—	(1,571)	(13,724)
Other comprehensive income	—	—	—	—	3,298	—	3,298
Balance, December 31, 2016	145,538,063	15	1,090,361	(603,836)	(17,675)	24,822	493,687
Cumulative effect of adopting ASU 2016-09 and ASU 2016-16 (Note 1)	—	—	194	(497)	—	—	(303)
Balance, January 1, 2017	145,538,063	15	1,090,555	(604,333)	(17,675)	24,822	493,384
Issuance of common stock, net of offering costs	6,112,906	—	12,454	—	—	—	12,454
Stock-based compensation	—	—	8,423	—	—	—	8,423
Net loss	—	—	—	(79,237)	—	(2,154)	(81,391)
Other comprehensive income	—	—	—	—	16,788	—	16,788
Balance, December 31, 2017	151,650,969	15	1,111,432	(683,570)	(887)	22,668	449,658
Cumulative effect of adopting ASU 2014-09 (Note 1)	—	—	—	(1,293)	—	—	(1,293)
Balance, January 1, 2018	151,650,969	15	1,111,432	(684,863)	(887)	22,668	448,365
Issuance of common stock, net of offering costs	51,948,923	5	81,766	—	—	—	81,771
Stock-based compensation	—	—	5,307	—	—	—	5,307
Net loss	—	—	—	(3,790)	—	(5,393)	(9,183)
Other comprehensive loss	—	—	—	—	(1,251)	—	(1,251)
Increase in ownership in subsidiary	—	—	264	—	—	(264)	—
Balance, December 31, 2018	203,599,892	$20	$1,198,769	$(688,653)	$(2,138)	$17,011	$525,009
See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2017	2018
Cash flows from operating activities:
Net loss	$(13,724)	$(81,391)	$(9,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59,262	56,614	51,850
Provision for doubtful accounts, notes and inventory	4,374	19,835	1,857
Stock-based compensation expense	8,092	8,123	5,307
Change in fair value of derivative instruments	(22)	(46)	(9,788)
Amortization of discount and debt issuance cost	1,527	847	(1,220)
Loss on disposal of property and equipment	2,264	3,105	2,554
Gain on extinguishment of debt, net	(34,348)	(3,195)	—
Gain from sale of certain assets of subsidiary	—	(70,658)	(4,782)
Asset impairments and other charges	—	58,061	—
Loss from formation of equity method investment	—	6,465	1,163
Loss from equity method investments	22	131	2,723
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	30,171	6,881	(6,360)
Inventory	(1,520)	963	(1,065)
Prepaid expenses and other assets	469	6,753	1,547
Accounts payable	(660)	(8,964)	679
Deferred revenue	(3,479)	9,268	30
Accrued expenses and other	(6,140)	(17,109)	2,670
Net cash provided by (used in) operating activities	46,288	(4,317)	37,982
Cash flows from investing activities:
Purchases of short-term investments	(137,023)	(340,194)	(348,091)
Maturities and sales of short-term investments	165,695	272,220	425,804
Purchases of and deposits on property and equipment	(23,640)	(36,307)	(25,263)
Loans made to customers	(2,816)	(894)	—
Payments on and proceeds from sales of loans receivable	842	1,102	518
Cash received from sale of certain assets of subsidiary, net of cash transferred	—	149,088	871
Cash contributed in formation of equity method investment	—	(2,404)	—
Investments in other entities	(833)	(1,928)	—
Capital from equity method investment	3,031	—	—
Acquisitions, net of cash acquired	(1,550)	—	—
Proceeds from disposal of property and equipment	—	—	530
Net cash provided by investing activities	3,706	40,683	54,369
Cash flows from financing activities:
Issuances of common stock	103,591	10,767	83,438
Fees paid for issuances of common stock, debt prepayment and debt issuance costs	(2,387)	(638)	(1,004)
Proceeds from debt instruments and financing lease	7,412	9,765	17,243
Proceeds from revolving line of credit	73,508	312	—
Repayments of borrowing under revolving line of credit	(50,027)	(23,812)	—
Repayments of capital lease obligations and debt instruments	(187,824)	(30,707)	(194,886)
Payments to holders of stock options in subsidiaries	—	(8,850)	—
Net cash used in financing activities	(55,727)	(43,163)	(95,209)
Effect of exchange rates on cash and cash equivalents	884	890	274
Net decrease in cash, cash equivalents and restricted cash	(4,849)	(5,907)	(2,584)
Cash, cash equivalents and restricted cash, beginning of year	47,964	43,115	37,208
Cash, cash equivalents and restricted cash, end of year	$43,115	$37,208	$34,624
Supplemental disclosure of cash flow information:
Income taxes paid	$1,012	$344	$257
Interest paid, net of $447, $103 and $244 capitalized, respectively	$29,774	$17,048	$16,751
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
The Company’s principal business is supplying renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives. In addition, for all periods presented before March 31, 2017, the Company produced RNG at its own production facilities, and for all periods presented before December 29, 2017, the Company manufactured natural gas fueling compressors and other equipment used in CNG stations. See Note 4 for more information.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive loss and cash flows in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
During the year ended December 31, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, the Company chose to also conform this classification on the accompanying consolidated balance sheets. This resulted in prior period restricted cash of $1,127 as of December 31, 2017 being reclassified into a single line item with cash and cash equivalents to conform to the presentation as of December 31, 2018. In addition, certain prior period amounts have been reclassified in the accompanying consolidated statements of operations and cash flows to conform to the current period presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and these notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position. Significant estimates made in preparing the accompanying consolidated financial statements include (but are not limited to) those related to revenue recognition, fair value measurements, goodwill and long-lived asset valuations and impairment assessments, income tax valuations and stock-based compensation expense.
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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Inventories consisted of the following as of December 31, 2017 and 2018:

	2017	2018
Raw materials and spare parts (1)	$35,145	$34,890
Finished goods	93	85
Total inventory	$35,238	$34,975
(1) During the year ended December 31, 2017, $19,394 in station parts were reclassified from construction in progress within “Land, property, and equipment, net” into “Inventory” in the accompanying consolidated balance sheets because they will primarily be used for stations to be sold. See Note 3 for more information.
Derivative Instruments and Hedging Activities
In connection with the Company’s Zero Now truck financing program, the Company entered into commodity swap contracts in October 2018 intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments the Company expects to make in its anticipated fueling agreements with fleet operators that participate in the Zero Now program. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. These derivative instruments are recorded in the accompanying consolidated balance sheets and are measured as either an asset or liability at fair value with changes in fair value recognized in earnings. See Note 8 for more information.
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to ten years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $3,295, $4,360, and $653 for the years ended December 31, 2016, 2017 and 2018, respectively.
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
There were no impairments of the Company’s long-lived assets in the years ended December 31, 2016 and 2018. In the third quarter of the year ended December 31, 2017, the Company recorded asset impairment charges of $32,274 related to its then-subsidiary, IMW Industries Ltd. (“IMW”) (formerly known as Clean Energy Compression Corp.) (“CEC”) and $20,384 related to certain station closures (see Note 3 for more information).
Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are from one to eight years for customer relationships, one to ten years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company’s intangible assets as of December 31, 2017 and 2018 were as follows:

	2017	2018
Customer relationships	$5,376	$5,376
Acquired contracts	4,384	4,384
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	13,320	13,320
Less accumulated amortization	(9,730)	(11,113)
Net intangible assets	$3,590	$2,207
Amortization expense for intangible assets was $5,794, $5,065, and $1,383 for the years ended December 31, 2016, 2017 and 2018, respectively. Estimated amortization expense for the five years and thereafter succeeding the year ended December 31, 2018 is approximately $973, $765, $469, $0, and $0, respectively.
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
The qualitative goodwill assessment includes the potential impact on a reporting unit’s fair value of certain events and circumstances, including its enterprise value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is performed.
The quantitative assessment estimates the reporting unit’s fair value based on its enterprise value plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions, stock price fluctuations, or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the reporting unit.
During the years ended December 31, 2016 and 2018, the Company utilized the qualitative and quantitative approaches respectively, and concluded there were no indicators of impairment to goodwill.
During the third quarter of the year ended December 31, 2017, as a result of the asset impairment charges recorded for intangible assets and stations (described previously and in Note 3), the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill test of its one reporting unit prior to the annual test performed in the fourth quarter of 2017. The goodwill test was performed by computing the fair value of the reporting unit and comparing it to the carrying value using a quantitative assessment. Based on the results of the goodwill test, the Company concluded that it is more likely than not that the fair value of its reporting unit exceeds its carrying amount and thus no impairment existed. The annual impairment test was subsequently performed on October 1 using the quantitative assessment and the Company concluded no impairment existed.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table summarizes the activity related to the carrying amount of goodwill:

Balance as of December 31, 2016	$93,018
Goodwill reduced during the year (1)	(30,154)
Foreign currency translation adjustment	1,464
Balance as of December 31, 2017	$64,328
Balance as of December 31, 2018	$64,328
(1) The Company reduced its goodwill balance by $26,576 when it sold certain assets of its subsidiary, Clean Energy Renewable Fuels (“Renewables”), on March 31, 2017, and by $3,578 when it contributed CEC to SAFE&CEC S.r.l. on December 29, 2017 (all described in Note 4).
Alternative Fuels Tax Credit
Under separate pieces of U.S. federal legislation, the Company has been eligible to receive a federal alternative fuels tax credit (“AFTC”) for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2017. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2016 and 2017.
Based on the service relationship with its customers, either the Company or its customer claims the credit. The Company records its AFTC credits, if any, as revenue in its consolidated statements of operations because the credits are fully payable to the Company and do not offset income tax liabilities. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.
As a result of the most recent legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, totaling $25,248, has been recognized and collected during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, the Internal Revenue Service (“IRS”) approved, and the Company recognized as revenue, $1,481 of AFTC credit claims related to prior years. AFTC revenue recognized for years ended December 31, 2016 and 2017 was $26,638 and $0, respectively. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.
LNG Transportation Costs
The Company records the costs incurred to transport LNG to its customers in “Product cost of sales” in the accompanying consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $15, $311 and $885 for the years ended December 31, 2016, 2017 and 2018, respectively.
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
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting which simplified the accounting for share-based payment transactions. The Company adopted the standard as of January 1, 2017 and in connection with the adoption, elected to recognize forfeitures when they occur. This election was implemented under the modified retrospective approach with a cumulative effect of an increase in accumulated deficit of $194, net of tax. This adjustment represents the cumulative additional compensation expense that would have been amortized through the date of adoption

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Income Taxes
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
The Company operates within multiple domestic and foreign taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. Although the Company believes that adequate consideration has been given to these issues, it is possible that the ultimate resolution of these issues could be significantly different from originally estimated.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under the new standard, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon purchase or receipt of the asset. The Company early adopted the standard as of January 1, 2017. This election was implemented under the modified retrospective approach, resulting in a $303 increase in accumulated deficit representing the cumulative recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occurred before the adoption date
Net Loss Per Share
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

(in shares)	2016	2017	2018
Stock options	11,467,796	8,613,854	8,699,677
Convertibles notes	16,573,799	14,991,521	3,164,557
Restricted stock units	2,072,304	1,832,575	2,279,601
Foreign Currency Translation and Transactions
The Company uses the local currency as the functional currency of its foreign subsidiary and equity method investment. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Foreign currency translation adjustments are recorded as accumulated other comprehensive loss in stockholders’ equity.
Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated statements of operations. For the years ended December 31, 2016, 2017 and 2018, foreign exchange transaction gains and (losses) were included in “Other income (expense)” in the accompanying consolidated statements of operations and were $132, $(246) and $(18), respectively.
Comprehensive Loss
Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2016, 2017 and 2018 was comprised of the Company’s foreign currency translation adjustments and unrealized gains (loss) on available-for-sale securities.
Concentration of Credit Risk
Credit is extended to all customers based on financial condition, and collateral is generally not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies. Certain international customers, however, have historically been slower to pay on trade receivables. Accordingly, the Company continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. Although credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Recently Adopted Accounting Changes and Recently Issued Accounting Standards
Recently Adopted Accounting Changes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). This update is effective for fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019, with early adoption permitted. The Company elected to early adopt this ASU during the year ended December 31, 2018, which did not have any impact on the accompanying consolidated financial statements or related disclosures. The Company did not elect to reclassify the stranded tax effects of the TCJA because there were none.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company adopted this standard on a retrospective basis, and adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented in the accompanying consolidated statement of cash flows, net cash flows increased (decreased) by $2,756 and $(5,869) for the years ended December 31, 2016 and 2017, respectively.
In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments. The new standard provides clarification as to the classification of certain transactions as operating, investing or financing activities. This pronouncement is effective for reporting periods beginning after December 15, 2017, which for the Company is the first quarter of 2018. The Company adopted this standard on a retrospective basis, and adoption did not have a material impact on the accompanying consolidated financial statements and related disclosures for year ended December 31, 2016 and had no impact for the years ended December 31, 2017 and 2018, respectively.
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
The Company adopted this standard using the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 as an adjustment to “Accumulated deficit” in the accompanying consolidated balance sheet as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted. This adoption did not have a material impact to the Company’s consolidated financial statements.
The ASC 606 adoption adjustments are as follows, and relate to significant financing components resulting from an advance payment by a customer of the Company’s subsidiary, NG Advantage LLC (“NG Advantage”) and an extended payment term to a station construction customer:

	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Notes receivable and other long-term assets, net	$21,397	$(963)	$20,434
Deferred revenue	$3,432	$330	$3,762
Accumulated deficit	$(683,570)	$(1,293)	$(684,863)
The ASC 606 adoption adjustments on the accompanying consolidated balance sheet as of December 31, 2018 are as follows:

	As of December 31, 2018
	Balance before ASC 606 Adoption	Effect of Change	As Reported
Notes receivable and other long-term assets, net	$18,359	$(889)	$17,470
Deferred revenue	$6,346	$1,015	$7,361
Accumulated deficit	$(686,749)	$(1,904)	$(688,653)
The impact on the accompanying consolidated statements of operations for the year ended December 31, 2018 was immaterial.
Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019. The Company is in the process of evaluating the impact of the adoption of Topic 842 on the Company’s consolidated financial position and results of operations based on the Company’s leases presently in effect and plans to use the modified retrospective method upon adoption. The Company anticipates this standard will have a material impact on its consolidated balance sheet. The primary impact will be to record right-of-use (“ROU”) assets and lease liabilities for existing operating leases on the consolidated balance sheets. Currently, the Company estimates the adoption of the standard will result in the recognition of additional ROU assets and lease liabilities that are not anticipated to be greater than the Company’s future minimum lease payments (see Note 16), as of January 1, 2019. The Company does not expect the adoption to have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. The Company’s analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2019, including continuing to monitor any potential changes in the standard proposed by the FASB.

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
The table below presents the Company’s revenue disaggregated by revenue source. The Company is generally the principal in its customer contracts because it has control over the goods and services prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis. Sales and usage-based taxes are excluded from revenues. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Years Ended December 31,
	2016	2017	2018
Volume -related	$283,814	$264,880	$286,684
Station construction sales	64,942	51,854	25,501
AFTC	26,638	—	26,729
Compressor sales	27,262	23,527	—
Other	—	1,338	7,505
Total revenue	$402,656	$341,599	$346,419
Volume -Related
The Company’s volume -related revenue primarily consists of sales of RNG, CNG and LNG fuel, O&M services and RINs and LCFS Credits in addition to changes in fair value of the Company’s derivative instruments associated with providing natural gas to customers under fueling contracts.
Fuel and O&M services are sold pursuant to contractual commitments over defined goods -and -service delivery periods. These contracts typically include a stand -ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.
The Company applies the ‘right to invoice’ practical expedient and recognizes fuel and O&M services revenue in the amount to which the Company has the right to invoice. The Company has a right to consideration based on the amount of gasoline gallon equivalents of natural gas dispensed by the customer and current pricing conditions, which are typically billed to the customer on a monthly basis. Since payment terms are less than a year, the Company has elected the practical expedient which allows it to not assess whether a customer contract has a significant financing component.
Contract modifications are not distinct from the existing contract and are typically renewals of fuel and O&M service sales. As a result, these modifications are accounted for as if they were part of the existing contract. The effect of a contract modification on the transaction price is recognized prospectively.
The Company sells RINs and LCFS Credits to third parties that need the credits to comply with federal and state requirements. Revenue is recognized on these credits when there is an agreement in place to monetize the credits at a determinable price.
The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts. The contracts are measured at fair value with changes in the fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel -to -natural gas price spread resulting from anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 8 for more information about these derivative instruments. For the year ended December 31, 2018, changes in the fair value of commodity swaps amounted to a gain of $10,332 since inception of these arrangements in October 2018.

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
The Company recognizes revenue over time as the Company performs under its station construction contracts because of the continual transfer of control of the goods to the customer, who typically controls the work in process. Revenue is recognized based on the extent of progress towards completion of the performance obligation and is recorded proportionally as costs are incurred. Costs to fulfill the Company’s obligations under these contracts typically include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.
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
AFTC
See Note 1 for more information about AFTC, which is not recognized as revenue until the period the credit is authorized through federal legislation.

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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $10,493, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.
For volume -related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.
Costs to Fulfill a Contract
The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2018, these capitalized costs incurred to fulfill contracts were $9,066 with accumulated depreciation of $4,851 and related amortization of $2,030 for the year ended December 31, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2018, were not materially impacted by any factors outside the normal course of business.
As of January 1, 2018 and December 31, 2018, respectively, the Company’s contract balances were as follows:

	January 1, 2018	December 31, 2018
Receivables, net	$63,961	$68,865

Contract Assets - Current	$1,603	$656
Contract Assets - Noncurrent	4,083	3,825
Contract Assets - Total	$5,686	$4,481

Contract Liabilities - Current	$1,991	5,513
Contract Liabilities - Noncurrent	13,413	9,844
Contract Liabilities - Total	$15,404	$15,357
Receivables, Net
“Receivables, net” in the accompanying consolidated balance sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, and the age of outstanding receivables.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Contract Assets
Contract assets include unbilled amounts typically resulting from the Company’s station construction sale contracts, when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are classified as current or noncurrent based on the timing of billings. The current portion is included in “Prepaid expenses and other current assets” and the noncurrent portion is included in “Notes receivable and other long-term assets, net” in the accompanying consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received in advance of its performance obligations primarily from a customer of NG Advantage. Billings in excess of revenue recognized of $1,092 and $2,006 and advance payments of $899 and $3,507 are classified as current as of January 1, 2018 and December 31, 2018, respectively. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of deferred revenue are included in “Deferred revenue” and “Other long -term liabilities,” respectively, in the accompanying consolidated balance sheets.
The increase in the contract liabilities balance for the year ended December 31, 2018 is primarily driven by billings in excess of revenue recognized, offset by $2,721 of revenue recognized related to the Company’s contract liability balances as of January 1, 2018.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 3—Asset Impairments, Other Charges, and Inventory Valuation Provision
In light of continuing low oil prices and the current state of natural gas vehicle adoption, among other factors, during the third quarter of the year ended December 31, 2017, the Company undertook an evaluation of its operations with the intent of minimizing and eliminating assets it believed were underperforming. As a result of this evaluation, the Company identified certain of its fueling stations where the current and projected natural gas volume and profitability levels were not expected to be sufficient to support the Company’s investment in the fueling station assets, and the Company decided to close these stations. The Company also reduced its workforce and took other steps to reduce overhead costs as a result of this evaluation, in an effort to lower its operating expenses going forward. In addition, this evaluation resulted in a strategic shift in how the Company viewed its natural gas compressor manufacturing business, operated by CEC. In an effort to increase the scale and reach and improve the financial prospects of the Company’s investment in this business, the Company entered into an investment agreement with a strategic partner in November 2017, pursuant to which both parties combined their respective natural gas compressor manufacturing businesses (see Note 4 for more information). As a result of these decisions and the steps taken to implement them, the Company incurred, during the year ended December 31, 2017 and on a pre-tax basis, aggregate cash and non-cash charges related to asset impairments and other charges, and a non-cash inventory valuation charge. In addition, the Company incurred a cash charge for payments made as a result of temporary restrictions on its LCFS Credits account during the fourth quarter of 2017.
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
Impairments of Long-Lived Assets
CEC: Asset Impairment Charges
Due to the continued low global demand for compressors, and the decision to position CEC’s compressor manufacturing business for industry consolidation with a potential strategic partner, the Company’s management determined that an impairment indicator was present for the long-lived assets of CEC. Recoverability was tested using future cash flow projections based on management’s long-term estimates of market conditions. Based on the results of this test, the sum of the undiscounted future cash flows was less than the carrying value of the CEC asset group. As a result, these long-lived assets were written down to their respective fair values, resulting in an impairment charge of $32,274. Fair value was based on expected future cash flows using Level 3 inputs. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections.
Station Closures and Related Charges
During the third quarter of the year ended December 31, 2017, the Company decided to close 42 fueling stations by December 31, 2017, which were performing below management’s expectations based on volume and profitability levels. As a result, these station assets, which had an aggregate carrying value of $23,270, were written down to their respective fair values of $2,886 on an aggregate basis, resulting in a charge of $20,384. The fair values of these assets were determined using the cost approach.
In addition, certain of these station closures triggered related other charges totaling $5,173, which consisted of write-offs for any deferred losses, lease termination fees, and an increase in asset retirement obligations (“AROs”).

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Due to the closure of these stations, the Company’s management assessed whether impairment indicators were present for the long-lived assets of the Company’s other fueling stations. The Company determined there were no indicators of impairment present among its remaining fueling stations and no further steps were required for an impairment evaluation with respect to these stations.
Inventory Valuation Provision
As a result of the Company’s evaluation process to minimize and eliminate underperforming station assets, the Company determined that $27,198 of certain station parts which were historically classified as construction in progress within “Land, property, and equipment, net” were to be reclassified as “Inventory” in the accompanying consolidated balance sheets because they will primarily be used for stations to be sold. Subsequent to the reclassification, the Company calculated and recorded a lower of cost or market non-cash charge of $7,804 for these station parts. Additionally, in conjunction with its decision to seek a strategic partner for CEC, the Company incurred a lower of cost or market non-cash charge of $5,354 for the inventory of CEC. The aggregate amount of $13,158 is reported as “Inventory valuation provision” in the accompanying consolidated statements of operations for the year ended December 31, 2017.
Cash Charges
The following table summarizes the charges related to the foregoing that have been or will be settled with cash payments and their related liability balances as of December 31, 2017 and 2018, respectively:

	Charges	Cash Payments Made in the Year Ended December 31, 2017	Balance as of December 31, 2017	Cash Payments Made in the Year Ended December 31, 2018	Balance as of December 31, 2018
Employee severance	$2,757	(2,757)	$—	$—	$—
Lease termination fees and AROs for station closures	4,083	(70)	4,013	(1,810)	2,203
	$6,840	(2,827)	$4,013	$(1,810)	$2,203
LCFS Credits Cash Payments
The Company generates LCFS Credits when it sells RNG and conventional natural gas for use as a vehicle fuel and can sell and transfer these credits to third parties. The California Air Resources Board (“CARB”) restricted the Company’s ability to sell and transfer LCFS Credits during the third and fourth quarters of 2017 pending completion of an administrative review. The Company was, however, required to settle preexisting contractual obligations to transfer LCFS Credits to third parties by making cash payments totaling $7,046, the equivalent value of the LCFS Credits the Company would have otherwise transferred to satisfy its obligations. These payments are reported in “Asset impairments and other charges” in the accompanying consolidated statements of operations for the year ended December 31, 2017. In November 2017, CARB invalidated certain LCFS Credits the Company had generated in prior periods and released the restriction on the Company’s ability to sell and transfer LCFS Credits.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 4—Divestitures
BP Transaction
On February 27, 2017, Renewables entered into an asset purchase agreement (the “APA”) with BP. Pursuant to the APA, Renewables agreed to sell to BP its assets relating to its RNG production business (the “BP Transaction”), consisting of Renewables’ two RNG production facilities, Renewables’ interest in joint ventures formed with a third party to develop new RNG production facilities, and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155,511, plus BP assumed all $8,820 of remaining obligations under the Canton Bonds (as defined in Note 13).
On March 31, 2017, BP paid Renewables $30,000 in cash and delivered to Renewables a promissory note with a principal amount of $123,487, which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, (i) BP paid Renewables an additional $2,010 on June 22, 2017, and (ii) the gain recorded from the BP Transaction was reduced by $762. Pursuant to the APA, the valuation date of the BP Transaction was January 1, 2017, and as a result, the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the BP Transaction was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the accompanying consolidated statements of operations through March 31, 2017.
The BP Transaction resulted in a total gain of $70,658, which was recorded in “Gain from sale of certain assets of subsidiary” in the accompanying consolidated statement of operations for the year ended December 31, 2017. Included in the determination of this gain amount is goodwill of $26,576 allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the retained reporting unit.
The Company determined that the BP Transaction did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
In addition, under the APA, BP is required, following the closing of the BP Transaction, to pay Renewables up to an additional $25,000 in cash over a five year period if certain conditions relating to the Assets are met. In February 2018, the Company received $871 in cash for its satisfaction of the performance criteria for the first period under the APA, which ended on December 31, 2017. Upon its receipt of such cash, the Company paid $65 in cash and issued 15,877 shares of the Company’s common stock with a fair value of $34 to former holders of options to purchase membership units in Renewables. The performance criteria for the second period under the APA, which ended on December 31, 2018, has also been satisfied, and the Company received a cash payment of $5,390 on March 1, 2019 as a result. Due to the satisfaction of the performance criteria for the first and second periods, the Company recognized a net gain of $772 and $4,782 as of December 31, 2017 and 2018, respectively, which is included in the total gain on the BP Transaction.
The Company incurred $3,695 in transaction fees in connection with the BP Transaction, and, as of December 31, 2018, the Company has paid $8,605 in cash and issued 770,269 shares of the Company’s common stock with a fair value of $1,964 to former holders of options to purchase membership units in Renewables. The net cash proceeds from the BP Transaction were $142,190, net of $1,007 cash transferred to BP.
Following the completion of the BP Transaction, Renewables and the Company continue to procure RNG from BP under a long-term supply contract (the “BP Supply Agreement”) and from other RNG suppliers, and resell such RNG through the Company’s natural gas fueling infrastructure as Redeem, the Company’s RNG vehicle fuel. On October 1, 2018, Renewables and BP amended the BP Supply Agreement to extend the term and add additional RNG supply. BP and Renewables share in the RINs and LCFS Credits generated from the increased RNG supply sold through the Company’s vehicle fueling infrastructure and to other customers. See Note 2 for information on revenue recognition of these credits.
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
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The fair value of the CEC Combination was determined using the income valuation approach. Under the income approach, the Company used a discounted cash flow model (“DCF”) in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected discount rate. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. This valuation approach is considered a Level 3 fair value measurement. If actual results, market and economic conditions, including interest rates, and other factors are not consistent with management’s estimates and assumptions used in this calculation, the Company may be exposed to additional impairment losses.
The CEC Combination resulted in a loss of $6,465, which was recorded in “Loss from formation of equity method investment” in the accompanying consolidated statement of operations for the year ended December 31, 2017. The Company incurred working capital adjustments, funding for certain post-closing commitments, and transaction fees, of which $3,986 and $3,289 was unpaid and recorded in “Accrued liabilities” in the accompanying consolidated balance sheets as of December 31, 2017 and 2018, respectively. Included in this loss amount is goodwill of $3,578 that was allocated to the disposed assets based on the relative fair values of those assets and the portion of the reporting unit that was retained. Prior to the CEC Combination, CEC had pre-tax losses of $15,601 and $45,126 for fiscal years 2016 and 2017, respectively.
Subsequent to December 29, 2017, the Company recorded an increase of $1,163 in anticipated relocation expenses under the investment agreement in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2018 and in “Loss from formation of equity method investment” in the accompanying consolidated statement of operations for the year ended December 31, 2018. The Company recorded a loss from this investment of $2,919 for the year ended December 31, 2018. The Company had an investment balance in SAFE&CEC S.r.l. of $27,883 and $23,372 as of December 31, 2017 and 2018, respectively.
The Company determined that the CEC Combination did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 5—Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On December 29, 2017, the Company obtained a 49% ownership interest in SAFE&CEC S.r.l. See Note 4 for more information.
Summarized financial information for SAFE&CEC S.r.l. is as follows:

For the Year Ended December 31, 2018
Revenue	$68,373
Gross profit	$20,124
Operating loss	$(4,881)
Net loss	$(5,449)

As of December 31, 2018
Current assets	$42,568
Non-current assets	48,629
Total assets	$91,197

Current liabilities	$36,177
Non-current liabilities	6,955
Total liabilities	$43,132
RNG Ventures
In November 2016, Renewables entered into agreements to form joint ventures with Aria Energy Operating LLC (“Aria”), a developer of RNG production facilities, to develop RNG production facilities at a Republic Services landfill in Oklahoma City, Oklahoma and an Advanced Disposal landfill near Atlanta, Georgia. These joint ventures are referred to as the “RNG Ventures.” Renewables’ interest in the RNG Ventures was transferred to BP upon completion of the BP Transaction (see Note 4 for more information); however, Renewables retained the right to purchase 100% of the RNG that will be produced by these facilities for the vehicle fuels market. The Company accounted for its interest in the RNG Ventures using the equity method of accounting because the Company did not control but had the ability to exercise significant influence over RNG Ventures’ operations prior to completion of the BP Transaction.
MCEP
On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over MCEP’s operations. The Company recorded income (loss) from this investment of $(22), $(131) and $196 for the years ended December 31, 2016, 2017 and 2018, respectively. Additionally, during the year ended December 31, 2016, the Company received a return of capital of $3,031 with no change in ownership interest. The Company had an investment balance in MCEP of $1,512 and $1,708 as of December 31, 2017 and 2018, respectively.
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
On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and BP in connection with NG Advantage’s commitment for the supply, sale and transportation of CNG commencing in December 2018. The Company guarantees NG Advantage’s payment obligations to BP in connection with its commitments in the event of default up to $30,000 plus related fees. This guaranty is in effect until thirty days following the Company’s notice to BP of its termination. As consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units upon entry into the agreement, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.
On October 1, 2018, the Company purchased 1,000,001 common units from NG Advantage for an aggregate cash purchase price of $5,000. This purchase increased the Company’s controlling interest in NG Advantage from 53.5% to 61.7% as of October 1, 2018.
On each of November 16, 2018 and December 1, 2018, the Company was issued 100,000 common units of NG Advantage, for a total of 200,000 common units, pursuant to the guaranty agreement described above. The additional issuance of 200,000 common units increased the Company’s controlling interest in NG Advantage to 63.0% as of December 31, 2018.
The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $1,571, $2,154 and $5,393 for the years ended December 31, 2016, 2017 and 2018, respectively. The noncontrolling interest was $22,668 and $17,011 as of December 31, 2017 and 2018, respectively.
Note 6—Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2017 and 2018 consisted of the following:

	December 31, 2017	December 31, 2018
Current assets:
Cash and cash equivalents	$36,081	$29,844
Restricted cash - standby letters of credit	1,127	30
Restricted cash - held in escrow	—	750
Total cash, cash equivalents and current portion of restricted cash	$37,208	$30,624

Long-term assets:
Restricted cash - standby letters of credit	$—	$4,000
Total long-term portion of restricted cash	$—	$4,000

Total cash, cash equivalents and restricted cash	$37,208	$34,624
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.
The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”). Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $34,709 and $28,524 as of December 31, 2017 and 2018, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash consisted of standby letters of credit renewed annually and an amount held in escrow. Long-term restricted cash consisted of a standby letter of credit.
Note 7— Short-Term Investments
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
The Company reviews available-for-sale debt securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2018, the Company believes its carrying values for its available-for-sale securities are properly recorded.
Short-term investments as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$21,414	$(49)	$21,365
Zero coupon bonds	54,159	(33)	54,126
Corporate bonds	55,109	(40)	55,069
Certificates of deposit	10,902	—	10,902
Total short-term investments	$141,584	$(122)	$141,462
Short-term investments as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$9,210	$(19)	$9,191
Zero coupon bonds	29,823	(28)	29,795
Corporate bonds	26,175	(22)	26,153
Certificates of deposit	507	—	507
Total short-term investments	$65,715	$(69)	$65,646

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 8 - Derivative Instruments and Hedging Activities
In October 2018, the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL and THUSA (as defined in Notes 14 and 21), for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company expects to make in its anticipated fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of derivative instruments are recognized as earnings in “Change in fair value of derivative swaps” in the accompanying consolidated statements of operations (see Note 2 for more information).
The following table summarizes the Company’s commodity derivative activity as of December 31, 2018:

Description	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Assets:
Current portion of derivative assets, related party	$1,508	$—	$1,508
Long-term portion of derivative assets, related party	8,824	—	8,824
Total derivative assets	$10,332	$—	$10,332
As of December 31, 2018, the Company had a total volume on open commodity swap contracts of 25 million diesel gallons at a weighted -average price of approximately $3.18 per gallon.
The following table reflects the weighted -average price of open commodity swap contracts as of December 31, 2018, by year with associated volumes:

Year	Volumes (Diesel Gallons)	Weighted -Average Price per Diesel Gallon
2019	3,125,000	$3.18
2020	5,000,000	$3.18
2021	5,000,000	$3.18
2022	5,000,000	$3.18
2023	5,000,000	$3.18
2024	1,875,000	$3.18

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 9—Fair Value Measurements
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
The Company used the income approach to value its outstanding commodity swap contracts (see Note 8). Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the contracts are discounted to their present value using an expected discount rate. The discount rate used for cash flows reflects the specific risks in spot and forward rates and credit valuation adjustments. This valuation approach is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments are Ultra-Low Sulfur Diesel (“ULSD”) forward prices and differentials from ULSD to Petroleum Administration for Defense District (“PADD”) regions. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the ULSD forward prices is accompanied by a directionally opposite but less extreme change in the ULSD-PADD differential.
The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2018:

Description	Significant Unobservable Inputs	Input Range	Weighted Average
Commodity swap contracts
	ULSD Gulf Coast Forward Curve	$1.71 - $1.79	$1.75
	Historical Differential to PADD 3 Diesel	$0.76 - $1.16	$0.89
	Historical Differential to PADD 5 Diesel	$1.22 - $2.12	$1.55
The Company’s liability-classified warrants are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2017 or 2018.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2018, respectively:

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Description	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$21,365	$—	$21,365	$—
Zero coupon bonds	54,126	—	54,126	—
Corporate bonds	55,069	—	55,069	—
Certificates of deposit (1)	10,902	—	10,902	—
Liabilities:
Warrants (3)	$536	$—	$—	$536

Description	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$9,191	$—	$9,191	$—
Zero coupon bonds	29,795	—	29,795	—
Corporate bonds	26,153	—	26,153	—
Certificates of deposit (1)	507	—	507	—
Commodity swap contracts (2)	10,332	—	—	10,332
Liabilities:
Warrants (3)	$1,079	$—	$—	$1,079
(1)    Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 7 for more information.

(2)	Included in “Derivative assets, related party” and “Long-term portion of derivative assets, related party” in the accompanying consolidated balance sheets. See Note 8 for more information.
(3)    Included in “Accrued liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3):

	Assets: Commodity Swap Contracts	Liabilities: Warrants
Balance as of December 31, 2016	$—	$581
Gain (loss) included in earnings	—	(45)
Balance as of December 31, 2017	—	536
Gain (loss) included in earnings	10,332	543
Balance as of December 31, 2018	$10,332	$1,079
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In the year ended December 31, 2017, long-lived assets held and used with a carrying value of $59,367 were written down to their fair value of $6,709, resulting in charges of $52,658. The fair value of these assets was determined using Level 3 inputs. See Note 3 for more information.
Other Financial Assets and Liabilities
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2017 and 2018. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 13 for more information about the Company’s debt instruments.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 10—Other Receivables
Other receivables as of December 31, 2017 and 2018 consisted of the following:

	2017	2018
Loans to customers to finance vehicle purchases	$4,746	$276
Accrued customer billings	10,072	6,261
Fuel tax credits	177	434
Other	4,240	8,573
Total other receivables	$19,235	$15,544
Note 11—Land, Property and Equipment
Land, property and equipment as of December 31, 2017 and 2018 consisted of the following:

	2017	2018
Land	$2,858	$3,681
LNG liquefaction plants	94,634	94,633
Station equipment (1)	304,090	319,119
Trailers	70,906	75,901
Other equipment (1)	88,313	97,268
Construction in progress (1) (2)	74,905	73,485
	635,706	664,087
Less accumulated depreciation	(268,401)	(313,519)
Total land, property and equipment, net	$367,305	$350,568
(1)    Certain of these assets were written down during the year ended December 31, 2017 (see Note 3 for more information).

(2)
During the year ended December 31, 2017, $19,394 in station parts were reclassified from construction in progress within “Land, property, and equipment, net” into “Inventory” in the accompanying consolidated balance sheets because they would primarily be used for stations to be sold (see Note 3 for more information).

Included in land, property and equipment are capitalized software costs of $26,003 and $29,344 as of December 31, 2017 and 2018, respectively. Accumulated amortization of the capitalized software costs is $18,737 and $22,472 as of December 31, 2017 and 2018, respectively.
The Company recorded amortization expense related to the capitalized software costs of $3,444, $4,382 and $3,749 during the years ended December 31, 2016, 2017 and 2018, respectively.
As of December 31, 2017 and 2018, $4,377 and $4,638, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying consolidated balance sheets and related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 12—Accrued Liabilities
Accrued liabilities as of December 31, 2017 and 2018 consisted of the following:

	2017	2018
Accrued alternative fuels incentives (1)	$2,954	$6,923
Accrued employee benefits	2,378	2,248
Accrued interest	1,486	78
Accrued gas and equipment purchases	8,722	12,833
Accrued property and other taxes	4,582	3,397
Salaries and wages	8,363	8,609
Other (2)	13,783	14,381
Total accrued liabilities	$42,268	$48,469
(1) Includes the amount of RINs and LCFS Credits and, as of December 31, 2018, the amount of AFTC payable to third parties. No AFTC amounts were accrued as of December 31, 2017 because, as of that date, the AFTC had expired (subsequent to December 31, 2017, however, the AFTC was reinstated for vehicle fuel sales made from January 1, 2017 through December 31, 2017). See Note 1 for more information.

(2)
The amounts as of December 31, 2017 and 2018 include lease termination fees and AROs related to the closure of certain fueling stations and working capital adjustments (see Note 3 for more information), in addition to funding for certain commitments and transaction fees incurred as a result of the CEC Combination (see Note 4 for more information).

Note 13—Debt
Debt, capital lease and financing lease obligations as of December 31, 2017 and 2018 consisted of the following and are further discussed below:

		December 31, 2017
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$125,000	131	$124,869
5.25% Notes	110,450	454	109,996
NG Advantage debt	17,185	259	16,926
NG Advantage capital lease obligations	6,252	—	6,252
Capital lease obligations	802	—	802
Other debt	1,242	—	1,242
Total debt and capital lease obligations	260,931	844	260,087
Less amounts due within one year	(140,223)	(524)	(139,699)
Total long-term debt and capital lease obligations	$120,708	$320	$120,388

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

		December 31, 2018
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$50,000	58	$49,942
NG Advantage debt	13,702	155	13,547
NG Advantage capital lease obligations	12,007	—	12,007
NG Advantage financing lease obligation	7,000	—	7,000
Capital lease obligations	664	—	664
Other debt	1,024	—	1,024
Total debt and capital lease obligations	84,397	213	84,184
Less amounts due within one year	(5,504)	(99)	(5,405)
Total long-term debt and capital lease obligations	$78,893	$114	$78,779
The following is a summary of the aggregate maturities of debt and capital lease obligations for each of the yearly periods subsequent to December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter
7.5% Notes	$—	$50,000	$—	$—	$—	$—
NG Advantage debt	3,242	3,413	3,055	2,665	1,254	73
NG Advantage capital lease obligations	1,706	1,408	1,417	1,751	1,150	4,573
Capital lease obligations	325	196	130	11	—	—
Other debt	231	240	247	215	95	—
Total	$5,504	$55,257	$4,849	$4,642	$2,499	$4,646
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
On June 14, 2013 (the “Transfer Date”), T. Boone Pickens and Green Energy Investment Holdings, LLC (“GEIH”), an affiliate of Leonard Green & Partners, L.P. (collectively, the “Buyers”) and Chesapeake entered into a note purchase agreement (“Note Purchase Agreement”) pursuant to which Chesapeake sold the outstanding CHK Notes (the “Sale”) to the Buyers. Chesapeake assigned to the Buyers all of its right, title and interest under the CHK Loan Documents (the “Assignment”) and each Buyer severally assumed all of the obligations of Chesapeake under the CHK Loan Documents arising after the Sale and the Assignment including, without limitation, the obligation to advance an additional $50,000 to the Company in June 2013 (the “Assumption”). The Company is also a party to the Note Purchase Agreement for the purpose of consenting to the Sale, the Assignment and the Assumption.
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
The Amended Agreements provide for customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of December 31, 2018.
On August 27, 2013, GEIH transferred $5,000 in principal amount of its 7.5% Notes to third parties.
On February 9, 2017, the Company purchased from Mr. Pickens, his 7.5% Note due July 2018, having an outstanding principal amount of $25,000, for a cash purchase price of $21,750. Upon such purchase, the applicable 7.5% Notes were surrendered and canceled in full. The Company’s repurchase of this 7.5% Note resulted in a gain of $3,191 for the year ended December 31, 2017.
On February 21, 2017, GEIH transferred $11,800 in principal amount of its 7.5% Notes to third parties.
On November 17, 2017, Mr. Pickens transferred all remaining $40,000 in principal amount of his 7.5% Notes to a third party.
On June 29, 2018, and pursuant to the consent of the holders of the 7.5% Notes to the Company’s payments of amounts owed thereunder before maturity, the Company paid to the holders, in cash, an aggregate of $25,000 in principal amount and $505 in accrued and unpaid interest owed under all outstanding 7.5% Notes due July 2018. Upon such payment, the applicable7.5% Notes were surrendered and canceled in full.
On December 4, 2018, the Company purchased from the holders, thereof all outstanding 7.5% Notes due July 2019, having an aggregate outstanding principal amount of $50,000, for a cash purchase price of $50,500. Upon such purchase, the applicable 7.5% Notes were surrendered and canceled in full.
As a result of the foregoing transactions, as of December 31, 2018, (i) GEIH held 7.5% Notes in an aggregate principal amount of $32,906 and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $17,094.
SLG Notes
On August 24, 2011, the Company entered into convertible note purchase agreements (each, an “SLG Agreement” and collectively the “SLG Agreements” with each of Springleaf Investments Pte. Ltd., a wholly owned subsidiary of Temasek Holdings Pte. Ltd., Lionfish Investments Pte. Ltd., an investment vehicle managed by Seatown Holdings International Pte. Ltd., and Greenwich Asset Holding Ltd., a wholly owned subsidiary of RRJ Capital Master Fund I, L.P. (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Purchasers agreed to purchase from the Company $150,000 of 7.5% convertible promissory notes due in August 2016 (each a “SLG Note” and collectively the “SLG Notes”). The transaction closed and the SLG Notes were issued on August 30, 2011. On March 1, 2012, Springleaf Investments Pte Ltd. transferred $24,000 in principal amount of the SLG Notes to Baytree Investments (Mauritius) Pte Ltd.
On February 29, 2016, the Company prepaid in cash an aggregate of $60,000 in principal amount and $1,812 in accrued and unpaid interest owed under the SLG Notes.
On July 14, 2016, the Company exchanged the outstanding principal amount of the SLG Notes, totaling $85,000, and all accrued and unpaid interest thereon, totaling $248, for an aggregate of 14,000,000 shares of the Company’s common stock and $38,155 in cash. The Company recognized a loss of $891 for the year ended December 31, 2016 related to the exchange of the SLG Notes for the Company’s common stock. The repurchased and exchanged SLG Notes have been surrendered and canceled in full and the Company has no further obligations under the SLG Notes.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

5.25% Notes
In September 2013, the Company completed a private offering of $250,000 in principal amount of 5.25% Convertible Senior Notes due 2018 (the “5.25% Notes”) and entered into an indenture governing the 5.25% Notes (the “Indenture”).
The net proceeds from the sale of the 5.25% Notes after the payment of certain debt issuance costs of $7,805 were $242,195. The Company used the net proceeds from the sale of the 5.25% Notes to fund capital expenditures and for general corporate purposes. The 5.25% Notes bore interest at a rate of 5.25% per annum, payable semi- annually in arrears on October 1 and April 1 of each year, beginning on April 1, 2014. The 5.25% Notes matured on October 1, 2018, unless any such notes were purchased, redeemed or converted prior to such date in accordance with their terms and the terms of the Indenture.
The Indenture contained customary events of default with customary cure periods, including, without limitation, failure to make required payments or deliveries of shares of the Company’s common stock when due under the Indenture, failure to comply with certain covenants under the Indenture, failure to pay when due or acceleration of certain other indebtedness of the Company or certain of its subsidiaries, and certain events of bankruptcy and insolvency of the Company or certain of its subsidiaries. The occurrence of an event of default under the Indenture would allow either the trustee or the holders of at least 25% in principal amount of the then-outstanding 5.25% Notes to accelerate, or upon an event of default arising from certain events of bankruptcy or insolvency of the Company, would automatically cause the acceleration of, all amounts due under the 5.25% Notes. No events of default under the 5.25% Notes had occurred as of their maturity on October 1, 2018.
For the year ended December 31, 2016, the Company paid (i) an aggregate of $84,344 in cash to repurchase $114,550 in aggregate principal amount of the 5.25% Notes and (ii) issued an aggregate of 6,265,829 shares of its common stock in exchange for $25,000 in aggregate principal amount of the 5.25% Notes, together with all accrued and unpaid interest thereon. All repurchased and exchanged 5.25% Notes have been surrendered to the trustee for such notes and canceled in full and the Company has no further obligations under such notes.
On October 1, 2018, the Company paid to the holders, in cash, an aggregate of $110,450 in principal amount and $2,899 in accrued and unpaid interest owed under all then-outstanding 5.25% Notes. Upon such payment, the 5.25% Notes were surrendered and canceled in full and the Company has no further obligations under such notes.
PlainsCapital Bank Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which, as amended on December 6, 2017, has a maturity date of September 30, 2019. Pursuant to the Plains LSA, Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time (the “Credit Facility”). Simultaneously, the Company drew $50,000 under this Credit Facility, which the Company repaid in full on August 31, 2016. On December 22, 2016, the Company drew $23,500 under the Credit Facility, which the Company repaid in full on March 31, 2017. The Company had no amounts outstanding under the Credit Facility as of December 31, 2018.
The Credit Facility is evidenced by a promissory note issued by the Company on February 29, 2016 in favor of Plains (the “Plains Note”). Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company’s obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds rated AAA, AA or A by Standard & Poor’s Rating Services that the Company holds in an account at Plains. In connection with such pledge and security interest granted under the Credit Facility, on February 29, 2016, the Company entered into a Pledged Account Agreement with Plains and PlainsCapital Bank - Wealth Management and Trust (the “Pledge Agreement” and collectively with the Plains LSA and the Plains Note, the “Plains Loan Documents”).The Plains Loan Documents include certain covenants of the Company and also provide for customary events of default, which, if any of them occurs, would permit or require, among other things, the principal of, and accrued interest on, the Credit Facility to become, or to be declared, due and payable. Events of default under the Plains Loan Documents include, among others, the occurrence of certain bankruptcy events, the failure to make payments when due under the Plains Note and the transfer or disposal of the collateral under the Plains LSA. No events of default under the Plains Loan Documents had occurred as of December 31, 2018.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Canton Bonds
On March 19, 2014, Canton Renewables LLC (“Canton”), a former subsidiary of the Company, completed the issuance of Solid Waste Facility Limited Obligation Revenue Bonds (Canton Renewables, LLC—Sauk Trail Hills Project) Series 2014 in the aggregate principal amount of $12,400 (the “Canton Bonds”).
The Canton Bonds were issued by the Michigan Strategic Fund (the “Issuer”) and the proceeds of the issuance were loaned by the Issuer to Canton pursuant to a loan agreement that became effective on March 19, 2014.
On March 31, 2017, Canton was sold to BP in the BP Transaction (see Note 4). As a result, the Canton Bonds became the obligation of BP as of such date.
NG Advantage Debt
On May 12, 2016 and January 24, 2017, respectively, NG Advantage entered into a Loan and Security Agreement (the “Commerce LSA”) with Commerce Bank & Trust Company (“Commerce”), pursuant to which Commerce agreed to lend NG Advantage $6,300 and $6,150, respectively. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal for both loans are payable monthly in 84 equal monthly installments at an annual rate of 4.41% and 5.0%, respectively. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Commerce under the Commerce LSA, NG Advantage pledged to and granted Commerce a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Commerce LSA.

On November 30, 2016, NG Advantage entered into a Loan and Security Agreement (the “Wintrust LSA”) with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4,695. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal is payable monthly in 72 equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Wintrust under the Wintrust LSA, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Wintrust LSA.

NG Advantage has other debt for trailers and equipment due at various dates through 2021 bearing interest at rates up to 6.01%, with weighted -average interest rates of 5.52% and 5.58%, and outstanding principal balance of $1,786 and $1,972 as of December 31, 2017 and December 31, 2018, respectively.
NG Advantage Financing Lease Obligation
On December 20, 2018 (the “Closing Date”), NG Advantage entered into a purchase agreement to sell a compression station for a purchase price of $7,000 to an entity whose member owners are noncontrolling interest member owners of NG Advantage. On the Closing Date and immediately following the consummation of the sale of the compression station, NG Advantage entered into a lease agreement with the buyer of the station (the “Lease”) pursuant to which the station was leased back to NG Advantage for a term of five years with monthly rent payments equal to $70.
Of the purchase price, NG Advantage received $4,730 in cash, net of fees, the first month’s lease payment, and the repayment of a $2,000 promissory note from one of the member owners of the buyer, which was issued on November 19, 2018. This sale and leaseback transaction does not qualify for sale-leaseback accounting because of the Company’s continuing involvement with the buyer-lessor due to a fixed price repurchase option. As a result, the transaction is being recorded under the financing method, in which the assets remain on the accompanying consolidated balance sheets and the proceeds from the transaction are recorded as a financing liability. The Lease is classified as “Long-term portion of capital lease and financing lease obligations” in the accompanying consolidated balance sheets as of December 31, 2018.
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02% and with a weighted -average interest rate of 4.79% and 4.78% as of December 31, 2017 and 2018, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 14—Stockholders’ Equity
Authorized Shares
The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2018, the Company was authorized to issue 305,000,000 shares, of which 304,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.
Dividend Provisions
The Company did not declare or pay any dividends during the years ended December 31, 2016, 2017 or 2018.
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
The following table summarizes the activity under the ATM Program for the periods presented:

	Year ended December 31,	Year ended December 31,
(in 000s, except share amounts)	2016	2017
Gross proceeds	$103,591	$10,767
Fees and issuance costs	2,612	311
Net proceeds	$100,979	$10,456
Shares issued	31,064,434	3,802,500
Total Private Placement
On May 9, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Total Marketing Services, S.A. (“Total”), a wholly owned subsidiary of TOTAL S.A. (“TOTAL”). Pursuant to the Purchase Agreement, the Company agreed to sell and issue, and Total agreed to purchase, up to 50,856,296 shares of the Company’s common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The purchase price per share was determined based on the volume-weighted average price for the Company’s common stock between March 23, 2018 (the day on which discussions began between the Company and Total) and May 3, 2018 (the day on which the Company agreed in principle with Total regarding the structure and basic terms of its investment). As of the date of the Purchase Agreement, Total did not hold or otherwise beneficially own any shares of the Company’s common stock, and Total has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of the Company’s common stock then outstanding, among other similar undertakings

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

and subject to customary conditions and exceptions, to not purchase shares of the Company’s common stock or otherwise pursue transactions that would result in Total beneficially owning more than 30.0% of the Company’s equity securities without the approval of the Company’s board of directors.
On June 13, 2018, the Company and Total closed the Total Private Placement, in which: (1) the Company issued to Total all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in Total holding approximately 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of September 30, 2018; (2) Total paid to the Company an aggregate of $83,404 in gross proceeds, which the Company has used and expects to continue to use for working capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and Total entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $1,909.
Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2018, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.
Other
As of December 31, 2018, third parties held outstanding warrants, which expire in 2020 and 2025, respectively, to purchase equity interests in NG Advantage. Such warrants allow the purchase of up to 261,287 NG Advantage common units and are accounted for as liability-classified warrants. The fair value was $536 and $1,079 as of December 31, 2017 and 2018, respectively (see Note 9 for more information) and the gain (loss) from the change in fair value was $(21), $45 and $(543) for the years ended December 31, 2016, 2017 and 2018, respectively.
Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented:

	Years Ended December 31,
	2016	2017	2018
Stock-based compensation expense, net of $0 tax in 2016, 2017 and 2018 (1)	$8,092	$8,423	$5,307
(1) $300 of stock-based compensation expense for the year ended December 31, 2017 is recorded in “Asset impairments and other charges” in the accompanying consolidated statements of operations and in “Asset impairments and other charges” in the accompanying consolidated statements of cash flows. See Note 3 for more information.
Equity Incentive Plans
In December 2002, the Company adopted its 2002 Stock Option Plan (“2002 Plan”).
In December 2006, the Company adopted its 2006 Equity Incentive Plan (“2006 Plan”), which became effective on May 24, 2007, the date the Company completed its initial public offering of common stock. The 2002 Plan became unavailable for new awards upon the effectiveness of the 2006 Plan, at which time unissued awards under the 2002 Plan became available for grant under the 2006 Plan.
In May 2016, the Company adopted its 2016 Performance Incentive Plan (“2016 Plan”), which became effective on May 26, 2016, the date of approval of the 2016 Plan by the Company’s stockholders. The 2006 Plan became unavailable for new awards upon the effectiveness of the 2016 Plan. Unissued awards under the 2002 and 2006 Plans are not available for future grant under the 2016 Plan. If any outstanding award under the 2002 Plan or 2006 Plan expires or is canceled, the shares allocable to the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

unexercised portion of that award will be added to the share reserve under the 2016 Plan and will be available for grant under the 2016 Plan. As of December 31, 2018, the Company had 2,391,937 shares available for future grant under the 2016 Plan.

Stock Options
The Company has granted stock options to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The stock options granted have contractual terms of 10 years. The stock options are subject to the terms and conditions of the 2006 and 2016 Plans and a Notice of Grant of Stock Option and Stock Option Agreement.
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	11,487,938	$11.44
Granted	284,750	3.63
Exercised	—	—
Forfeited or expired	(304,892)	11.30
Options outstanding as of December 31, 2016	11,467,796	$11.25
Granted	1,139,500	2.83
Exercised	—	—
Forfeited or expired	(3,993,442)	12.34
Options outstanding as of December 31, 2017	8,613,854	$9.62
Granted	1,864,060	1.37
Exercised	(10,200)	2.83
Forfeited or expired	(1,768,037)	8.65
Options outstanding as of December 31, 2018	8,699,677	$8.06	5.12	$619
Options exercisable as of December 31, 2018	6,587,882	$10.05	3.95	$120
Options vested and expected to vest as of December 31, 2018	8,699,677	$8.06	5.12	$619
As of December 31, 2018, there was $1,461 of total unrecognized compensation cost related to unvested shares underlying outstanding stock options. That cost is expected to be expensed over a remaining weighted average period of 1.77 years. The total fair value of shares vested during the year ended December 31, 2018 was $2,115.
The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Years Ended December 31,
	2016	2017	2018
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.1% to 70.8%	63.61%	70.2% to 74.6%
Risk-free interest rate	1.2% to 2.0%	2.05%	2.70% to 2.71%
Expected life in years	6.0	6.0	6.0

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The weighted-average grant date fair values per share of stock options granted during the years ended December 31, 2016, 2017 and 2018, were $2.30, $1.67 and $0.88, respectively. The volatility amounts used were estimated based on the Company’s historical and implied volatility of its traded options. The expected lives used were based on historical exercise periods and the Company’s anticipated exercise periods for its outstanding stock options. The risk-free interest rates used were based on the U.S. Treasury yield curve for the expected life of the stock options at the time of grant. The Company recorded $2,561, $2,213 and $2,014 of stock option expense during the years ended December 31, 2016, 2017 and 2018, respectively. The Company has not recorded any tax benefit related to its stock option expense.
Market-Based Performance Restricted Stock Units
The Company granted 2,034,500 market-based performance restricted stock units (“Market-Based RSUs”) to certain key employees during 2012 and 2014. A holder of Market-Based RSUs will receive one share of the Company’s common stock for each Market-Based RSU held if (x) between two years and four years from the date of grant of the Market-Based RSU, the closing price of the Company's common stock equals or exceeds, for twenty consecutive trading days, 135% of the closing price of the Company’s common stock on the Market-Based RSU grant date (the “Stock Price Condition”) and (y) the holder is employed by the Company at the time the Stock Price Condition is satisfied. If the Stock Price Condition is not satisfied prior to four years from the date of grant, the Market-Based RSUs are automatically forfeited. As a result, as of December 31, 2018, Market-Based RSUs granted in January and May 2012 and entitling the holders to receive 2,034,500 shares of the Company’s common stock had been forfeited for failure to satisfy the applicable Stock Price Condition.
The Market-Based RSUs are subject to the terms and conditions of the 2006 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.
The following table summarizes the Company’s Market-Based RSU activity:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU outstanding as of December 31, 2015	1,769,000	$10.67
Granted	—	—
Vested	—	—
Forfeited or expired	(1,340,000)	11.44
RSU outstanding as of December 31, 2016	429,000	$8.26
Granted	—	—
Vested	—	—
Forfeited or expired	(94,500)	8.26
RSU outstanding as of December 31, 2017	334,500	$8.26
Granted	—	—
Vested	—	—
Forfeited or expired	(334,500)	8.26
RSU outstanding and unvested as of December 31, 2018	—	$—	0.00
RSU expected to vest as of December 31, 2018	—	—	0.00
The Company recorded $169, $0 and $0 of expense during the years ended December 31, 2016, 2017 and 2018, respectively, related to the Market-Based RSUs. The Company has not recorded any tax benefit related to its Market-Based RSU expense.
Service-Based Restricted Stock Units
The Company has granted service-based restricted stock units (“Service-Based RSUs”) to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The Service-Based RSUs are subject to the terms and conditions of the 2006 and 2016 Plans and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table summarizes the Company’s Service-Based RSU activity:

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (in years)
RSU outstanding as of December 31, 2015	1,650,776	$5.50
Granted	850,125	3.63
Vested	(726,687)	5.53
Forfeited or expired	(130,910)	4.91
RSU outstanding as of December 31, 2016	1,643,304	$4.56
Granted	2,835,331	1.36
Vested	(2,840,584)	1.97
Forfeited or expired	(139,976)	4.69
RSU outstanding as of December 31, 2017	1,498,075	$3.41
Granted	1,907,800	1.36
Vested	(972,232)	3.13
Forfeited or expired	(154,042)	2.27
RSU outstanding and unvested as of December 31, 2018	2,279,601	$1.88	0.93
RSU expected to vest as of December 31, 2018	2,279,601	$1.88	0.93
As of December 31, 2018, there was $2,436 of total unrecognized compensation cost related to unvested shares underlying outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of 0.93 years.
The Company recorded $4,395, $5,901 and $2,976 of expense during the years ended December 31, 2016, 2017 and 2018, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.
The fair value of each Service-Based RSU granted during the year ended December 31, 2018 was estimated using the closing stock price of the Company’s common stock on the date of grant.
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
The Company recorded $51, $41 and $34 of expense related to the ESPP during the years ended December 31, 2016, 2017 and 2018, respectively. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2018, the Company had issued an aggregate of 413,778 shares pursuant to the ESPP.
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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table summarizes activity of Renewables Option Awards:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	108,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Options outstanding as of December 31, 2016	108,000	$40.80
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(108,000)	40.80
Options outstanding as of December 31, 2017	—	$—
The grant date fair value of unit options granted in September 2013 was $31.65, which was determined contemporaneously with the unit option grants. The volatility amount used was estimated based on the historical volatility of a certain peer group of Renewables for a period commensurate with the expected life of the unit options granted. The expected life used was Renewables' anticipated exercise periods for its outstanding unit options. The risk-free interest rate used was based on the U.S. Treasury yield curve for the expected life of the unit options at the time of grant. Renewables recorded $803, $0 and $0 of unit option expense during the years ended December 31, 2016, 2017 and 2018, respectively. Renewables has not recorded any tax benefit related to its unit option expense.
In connection with the closing of the BP Transaction, all holders of outstanding Renewables Option Awards entered into a surrender agreement with the Company and Renewables, pursuant to which (i) all Renewables Option Awards held by holders who were not members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the BP Transaction and Renewables’ receipt of any future cash payment pursuant to the terms of the APA, a cash payment in an amount determined based on such holder’s percentage ownership of Renewables following a cashless “net exercise” of such holder’s Renewables Option Awards, and (ii) all Renewables Option Awards held by members of Renewables’ Board of Managers were surrendered and canceled in full in exchange for, upon the closing of the BP Transaction and Renewables’ receipt of any future cash payment pursuant to the terms of the APA, awards of shares of the Company's common stock (the “Company Stock Awards”). The number of shares of the Company's common stock subject to each Company Stock Award was calculated by dividing the cash payment to which the applicable holder would have been entitled as described in (i) above by the closing price of the Company's common stock on March 31, 2017, the closing date of the BP Transaction. All Company Stock Awards were granted under the 2016 Plan and are fully vested upon grant, and the shares subject to such awards are freely tradable upon issuance, subject to applicable securities laws relating to shares held by the Company’s affiliates.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 15—Income Taxes
The components of loss before income taxes for the years ended December 31, 2016, 2017 and 2018 are as follows:

	2016	2017	2018
U.S.	$7,150	$(44,535)	$(9,153)
Foreign	(19,535)	(38,770)	311
Total loss before income taxes	$(12,385)	$(83,305)	$(8,842)
The provision for income taxes consists of the following:

	2016	2017	2018
Current:
Federal	$(226)	$31	$—
State	93	231	341
Foreign	567	224	—
Total current	434	486	341
Deferred:
Federal	478	(978)	—
State	75	(184)	—
Foreign	352	(1,238)	—
Total deferred	905	(2,400)	—
Total	$1,339	$(1,914)	$341
The Company’s federal and state tax benefit from the utilization of net operating loss carryovers for the year ended December 31, 2017 was $6,864 and $1,506 respectively. Income tax expense (benefit) for the years ended December 31, 2016, 2017 and 2018 differs from the “expected” amount computed using the federal income tax rate of 35% as of December 31, 2016 and 2017 and 21% as of December 31, 2018 as a result of the following:

	2016	2017	2018
Computed expected tax (benefit)	$(4,335)	$(29,157)	$(1,857)
Nondeductible expenses	5,971	13,420	5,674
Tax rate differential on foreign earnings	720	11,860	(56)
Joint ventures	—	—	947
Noncontrolling interest	—	—	1,133
Impact of federal income tax rate change	—	59,729	—
Tax credits	(9,331)	(27)	(6,603)
Other	833	2,376	985
Change in valuation allowance	7,481	(60,115)	118
Total tax expense (benefit)	$1,339	$(1,914)	$341

On December 21, 2017, the TCJA was enacted. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning on January 1, 2018, requires companies to pay a one-time transition tax on certain previously unremitted earnings of non-U.S. subsidiaries, creates new taxes on certain foreign sourced earnings and imposes additional limitations on certain deductions, including interest expense and net operating losses arising after 2017. The Company has assessed the impact of the TCJA and is not subject to the one-time transition tax. The Company remeasured certain deferred tax assets and liabilities and uncertain tax positions based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. The decrease in the Company’s net deferred tax assets was offset by a corresponding decrease in its valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year was recognized and collected during the year ended December 31, 2018.
The Company recorded a federal tax benefit of $9,112, $0 and $6,097 related to the exclusion of AFTC associated with 2016, 2017 and 2018 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company’s deferred tax asset attributed to its federal net operating loss carryforwards and the Company’s deferred tax asset valuation allowance.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2017 and 2018 are as follows:

	2017	2018
Deferred tax assets:
Accrued expenses	$5,775	$5,254
Alternative minimum tax and general business credits	6,291	6,801
Stock option expense	13,782	11,210
Other	881	1,998
Loss carryforwards	103,892	106,957
Total deferred tax assets	130,621	132,220
Less valuation allowance	(120,834)	(120,801)
Net deferred tax assets	9,787	11,419
Deferred tax liabilities:
Commodity swap contracts	—	(2,751)
Depreciation and amortization	(3,600)	(2,672)
Goodwill	(4,206)	(1,650)
Investments in joint ventures and partnerships	(1,981)	(4,346)
Total deferred tax liabilities	(9,787)	(11,419)
Net deferred tax liabilities	$—	$—
As of December 31, 2018, the Company had federal, state and foreign net operating loss carryforwards of approximately $428,291, $297,406 and $1,006, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2019 and 2030, respectively. The Company also has federal tax credit carryforwards of $6,594 that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company's net operating loss and tax credit carryforwards may be limited in future periods.
In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2017 and 2018, the Company provided a valuation allowance of $120,834, and $120,801, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The decrease in the valuation allowance for the year ended December 31, 2017 of $75,134 was primarily attributable to the reduction of the federal corporate tax rate and the CEC Combination, and was partially offset by an increase related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, which eliminated the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to income taxes payable. The decrease in the valuation allowance for the year ended December 31, 2018 of $33 was primarily attributable to the valuation allowance offsetting foreign income, partially offset by an increase in federal losses without benefit.
For the year ended December 31, 2018, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $36,243 as of December 31, 2018 that if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2016, 2017 and 2018:

Unrecognized tax benefit—December 31, 2016	$49,602
Gross decreases—tax positions in prior years	(15,537)
Unrecognized tax benefit—December 31, 2017	34,065
Gross increases—tax positions in current year	2,178
Unrecognized tax benefit—December 31, 2018	$36,243
The decrease in the Company’s unrecognized tax benefits during the year ended December 31, 2017 is primarily attributable to the reduction of the federal corporate tax rate under the TCJA. The increase in the Company’s unrecognized tax benefits in the year ended December 31, 2018 is primarily attributable to the portion of AFTC offset by the fuel tax the Company collected from its customers.
ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. In addition to the unrecognized tax benefits noted above, the Company accrued $308 and $0 of interest expense as of December 31, 2017 and 2018, respectively. The Company recognized interest expense related to uncertain tax positions of $62, $67 and $0 for the years ended December 31, 2016, 2017 and 2018, respectively.
During the year ended December 31, 2018, the IRS concluded its examination of the Company’s U.S. federal income tax returns for the year ended December 31, 2015 and did not propose any significant adjustments to the Company’s tax positions.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2014 through 2018 are subject to examination by various tax authorities. While the Company is no longer subject to U.S. examination for years before 2015, and for state tax examinations for years before 2014, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE&CEC S.r.l. for taxes that are imposed on CEC for pre-contribution tax periods.
A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of an uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest and penalties, in light of changing facts and circumstances. The amount of penalties accrued is immaterial. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve, or there could be a change in the amount of the Company’s net operating loss. The resolution of a matter would be recognized as an adjustment to the provision for income taxes at the effective tax rate in the period of resolution. The Company does not expect a significant increase or decrease in its uncertain tax positions within the next twelve months.
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
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state, local and foreign jurisdictions, and

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Operating Lease Commitments
The Company leases facilities, including the land for its LNG production plant in Boron, California and certain equipment under noncancelable operating leases expiring at various dates through 2038. If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in “Accrued liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets.
The following schedule represents the Company’s future minimum lease obligations under all noncancelable operating leases as of December 31, 2018:

Fiscal year:
2019	$6,340
2020	4,332
2021	3,311
2022	2,409
2023	2,300
Thereafter	13,214
Total future minimum lease payments	$31,906
Rent expense, including variable rent, totaled $11,058, $7,878, and $6,613 for the years ended December 31, 2016, 2017 and 2018, respectively.
Long-Term Take-or-Pay Natural Gas Purchase Contracts
In October 2007, the Company entered into an LNG supply contract with Desert Gas Services (formerly known as Spectrum Energy Services, LLC) (“DGS”) to purchase LNG, on a take-or-pay basis, starting in March 2010 and expiring in March 2020. For the years ended December 31, 2016, 2017 and 2018, the Company paid approximately $9,692, $8,092, and $4,456, respectively, under this contract. On April 2, 2018, the Company exercised its right to terminate the LNG supply contract and made an aggregate termination payment of $3,234.
During 2015, the Company entered into a CNG supply contract with Jacksonville Transit Authority (“JTA”) to purchase CNG, on a take-or-pay basis, starting in January 2016 and expiring in December 2020. As of December 31, 2018, the fixed commitments under the JTA contract totaled approximately $429 and $548 for the years ending December 31, 2019 and 2020, respectively.
Long-Term Natural Gas Supply Contract
In June 2017, the Company’s subsidiary, NG Advantage, entered into an arrangement with BP for the supply, sale and transportation of CNG over a five-year period starting in December 2018 and expiring March 2022. The arrangement is customary and ordinary course, and provides for the payment by the customer of a nonrefundable amount of $13,360 to reserve a specified volume of CNG transportation capacity under the arrangement, which was collected during the year ended December 31, 2017. As of December 31, 2018, the commitments for the specified volume under this contract were estimated to be approximately $16,480, $20,675, $19,866, and $17,647 for the years ending December 31, 2019, 2020, 2021, and 2022 respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 17—Capitalized Lease Obligation and Receivables
The Company leases equipment under capital leases with a weighted-average interest rate of 7.11%. As of December 31, 2018, future payments under these capital leases are as follows:

2019	$2,852
2020	2,300
2021	2,131
2022	2,232
2023	1,535
Thereafter	4,703
Total minimum lease payments	15,753
Less amount representing interest	(3,082)
Capital lease obligations	12,671
Less current portion	(2,031)
Capital lease obligations, less current portion	$10,640
The value of the equipment under capital leases as of December 31, 2017 and 2018 was $7,934 and $17,310, with related accumulated amortization of $846 and $3,796, respectively.
The Company also leases certain fueling station equipment to a certain customer under a sales-type lease at an interest rate of 13.5%.
As of December 31, 2018, future receipts under this lease are as follows:

2019	$186
2020	186
2021	186
2022	186
2023	186
Thereafter	1,240
Total	2,170
Less amount representing interest	(1,080)
$1,090
Note 18—401(k) Plan
The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For the years ended December 31, 2016, 2017 and 2018 the Company contributed approximately $1,527, $1,336, and $1,304 of matching contributions to the Savings Plan, respectively.
Note 19—Reportable Segments and Geographic Information
Disclosures are required for certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” which assesses, how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

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
The table below presents the Company’s revenue, operating loss and long-lived assets by geographic area. Several of the Company's functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Geographic revenue data reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology. Accordingly, revenue, operating loss, and long-lived assets shown for each geographic area may not be the amounts that would have been reported if the geographic areas were independent of one another. Revenue by geographic area is categorized based on where services are rendered and finished goods are sold. Operating loss by geographic area is categorized based on the location of the entity selling the finished goods or providing the services. Long-lived assets by geographic are categorized based on the location of the assets.

	2016	2017	2018
Revenue:
United States	$378,497	$316,756	$337,531
Canada	11,502	6,846	8,888
Other	12,657	17,997	—
Total revenue	$402,656	$341,599	$346,419
Operating income (loss):
United States	$(8,693)	$(96,228)	$3,548
Canada	(4,212)	(9,495)	347
Other	(4,732)	(28,724)	—
Total operating income (loss)	$(17,637)	$(134,447)	$3,895
Long-lived assets:
United States	$547,279	$465,245	$442,897
Canada	66,191	373	285
Other	5,646	—	—
Total long-lived assets	$619,116	$465,618	$443,182
The Company’s goodwill and intangible assets as of December 31, 2016, 2017 and 2018 relate to its United States operations, including the operations of CEC (until completion of the CEC Combination, see Note 4), and its subsidiaries, Clean Energy Cryogenics and NG Advantage (see Note 5).
Note 20—Concentrations
During the years ended December 31, 2016, 2017 and 2018, four, two and two suppliers, respectively, each accounted for 10% or more of the Company’s natural gas expense related to CNG and LNG purchases.
During the years ended December 31, 2016, 2017 and 2018, no single customer accounted for 10% or more of the Company’s total revenue.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 21—Subsequent Events
Term Loan Facility
On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100.0 million of loans (“Loans”) in support of its Zero Now truck financing program. Under the Credit Agreement, the Company is permitted to use the proceeds from the Loans solely to fund the incremental cost of trucks purchased or financed under the Zero Now program and related fees and expenses incurred by the Company in connection therewith. Interest on outstanding Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly.
The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement.
Credit Support Agreement
On January 2, 2019, the Company entered a credit support agreement (“CSA”) with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TOTAL. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay to SG up to $100.0 million in Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA, on a quarterly basis, a guaranty fee at a rate per annum equal to 10% of the average aggregate Loan amount for the preceding calendar quarter.
As security for the Company’s obligations under the CSA, on January 2, 2019, the Company entered into a pledge and security agreement with THUSA and delivered a collateral assignment of contracts to THUSA, pursuant to which the Company collaterally assigned to THUSA all fueling agreements it enters into with participants in the Zero Now program. In addition, on January 2, 2019, the Company entered into a lockbox agreement with THUSA and Plains, under which the Company granted THUSA a security interest in the cash flow generated by the fueling agreements the Company enters into with participants in the Zero Now program.
The CSA will terminate following the later of: the payment in full of all of the Company’s obligations under the CSA; and the termination or expiration of the Guaranty following the maturity date of the last outstanding Loan or December 31, 2023, whichever is earlier.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on these criteria, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. Financial Statements and Supplementary Data of this report.
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
Item 9B.    Other Information.
Term Loan Facility
On January 2, 2019, we entered into a term credit agreement (the “Credit Agreement”) with SG, a company incorporated as a société anonyme under the laws of France. The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which we may obtain, subject to certain conditions, up to $100.0 million of loans (“Loans”) in support of our Zero Now truck financing program. Under the Credit Agreement, we are permitted to use the proceeds from the Loans solely to fund the incremental cost of trucks purchased or financed under the Zero Now program and related fees and expenses incurred by us in connection therewith.

The Loans are available on a delayed draw basis from time to time commencing on January 2, 2019 and ending on January 2, 2022. The Loans mature on January 2, 2024, except that we may make up to three extension requests, each extending the maturity by one year, which may be approved by SG in its sole discretion. Interest on outstanding Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly. We are required to make mandatory prepayments under the SG Facility equal to any amounts we receive for complete or partial refunds of the incremental cost of trucks purchased or financed under the Zero Now program, and we are generally permitted to make complete or partial voluntary prepayments under the SG Facility with prior written notice to SG but without premium or penalty.
The Credit Agreement includes certain representations, warranties and covenants by us and also provides for customary events of default which, if any of them occurs, would permit or require, among other things, the principal of and accrued interest on the Loans to become or to be declared due and payable. Events of default under the Credit Agreement include, among others, nonpayment of principal and interest when due; violation of covenants; any default by us (whether or not resulting in acceleration) under any other agreement for borrowed money in excess of $20.0 million; voluntary or involuntary bankruptcy; repudiation or assignment of the Guaranty by THUSA; or a change of control of our Company.
The Credit Agreement does not include financial covenants, and we have not provided SG with any security for our obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee our payment obligations to SG under the Credit Agreement.
Credit Support Agreement
On January 2, 2019, we entered a credit support agreement (“CSA”) with THUSA, a wholly owned subsidiary of TOTAL. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed our obligation to repay to SG up to $100.0 million in Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, we are required to pay THUSA, on a quarterly basis, a guaranty fee at a rate per annum equal to 10% of the average aggregate Loan amount for the preceding calendar quarter.
Following any payment by THUSA to SG under the Guaranty, we would be obligated to immediately pay to THUSA the full amount of such payment plus interest on such amount at a rate equal to LIBOR plus 1.0%. In addition, we would be obligated to pay and reimburse THUSA for all reasonable out-of-pocket expenses it incurs in the performance of its services under the CSA, including all reasonable out-of-pocket attorneys’ fees and expenses incurred in connection with the payment to SG under the Guaranty or any enforcement or attempt to enforce any of our obligations under the CSA.
The CSA includes customary representations and warranties and affirmative and negative covenants by us. In addition, upon the occurrence of a “Trigger Event” and during its continuation, THUSA may, among other things: elect not to guarantee additional Loans; declare all or any portion of the outstanding amounts we owe THUSA under the CSA to be due and payable; and exercise all other rights it may have under applicable law. Each of the following events constitutes a Trigger Event: we default with respect to any payment obligation under the CSA; any representation or warranty made by us in the CSA was false, incorrect, incomplete or misleading in any material respect when made; we fail to observe or perform any material covenant, obligation, condition or agreement in the CSA; or we default in the observance or performance of any agreement, term or condition contained in any other agreement with THUSA or an affiliate of THUSA.
As security for the our obligations under the CSA, on January 2, 2019, we entered into a pledge and security agreement with THUSA and delivered a collateral assignment of contracts to THUSA, pursuant to which we collaterally assigned to THUSA all fueling agreements we enter into with participants in the Zero Now program. In addition, on January 2, 2019, we entered into a lockbox agreement with THUSA and PlainsCapital Bank, under which we granted THUSA a security interest in the cash flow generated by the fueling agreements we enter into with participants in the Zero Now program. Until the occurrence of a Trigger Event or Fundamental Trigger Event (as described below) under the CSA, we have the freedom to operate in the normal course and there are no restrictions on the flow of funds in and out of the lockbox account established pursuant to the lockbox agreement. Upon the occurrence of a Trigger Event under the CSA, all funds in the lockbox account will be: first, used to make scheduled debt repayments under the Credit Agreement; and second, released to us. Further, upon the occurrence of a “Fundamental Trigger Event” under the CSA and during its continuation, in addition to exercising any of the remedies available to THUSA upon the occurrence of a Trigger Event as described above: all participants in the Zero Now program would pay amounts owed under their fueling agreements with us directly into the lockbox account; under a “sweep” mechanism, all cash in the lockbox account would be used to prepay all outstanding Loans under the Credit Agreement; no other disbursements from the lockbox account could be made without THUSA’s consent; and THUSA would retain dominion over the lockbox account and the funds in the account would remain as security for our payment and reimbursement obligations under the CSA. Each of the following events constitutes a Fundamental Trigger Event: we default in the observance or performance of any agreement, term or condition contained in the Credit Agreement that would constitute an event of default thereunder, up to or beyond any grace period provided in such agreement, unless waived by SG; we default in the observance or performance of any agreement, term or condition contained in any evidence of indebtedness other than the Credit Agreement, and the effect of such default is to cause, or permit the holders of such indebtedness to cause, acceleration of indebtedness in an aggregate amount for all such collective defaults of $20.0 million or more; voluntary and involuntary bankruptcy and insolvency events; and the occurrence of a change of control of our Company.
The CSA will terminate following the later of: the payment in full of all of our obligations under the CSA; and the termination or expiration of the Guaranty following the maturity date of the last outstanding Loan or December 31, 2023, whichever is earlier.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the disclosure under (i) “Proposal 1: Election of Directors-General,” “Proposal 1: Election of Directors-Director Nominees” and “Information About Executive Officers,” as it relates to the information about our directors, director nominees and executive officers required by Item 401 of Regulation S-K promulgated by the SEC, (ii) “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance,” (iii) “Corporate Governance-Code of Ethics,” and (iv) “Corporate Governance-Board and Committee Composition” and “Corporate Governance-Board Committees,” as it relates to the information about the audit committee of our Board of Directors required by Item 407(d)(4) and (d)(5) of Regulation S-K promulgated by the SEC, in each case in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to the disclosure under “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report,” in each case in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the disclosure under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans-Securities Authorized for Issuance Under Equity Compensation Plans,” in each case in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the disclosure under (i) “Corporate Governance-Board and Committee Composition”, as it relates to the information about director independence required by Item 407(a) of Regulation S-K promulgated by the SEC, and (ii) “Certain Relationships and Related Party Transactions,” in each case in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the disclosure under “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Independent Registered Public Accounting Firm Fees and Services” and “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures,” in each case in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following items are filed in Item 8. Financial Statements and Supplementary Data of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The financial statement schedule set forth below is filed as a part of this report. All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowances for Doubtful Trade Receivables	Allowance for Doubtful Notes Receivables
Balance as of December 31, 2015	$1,895	$3,990
Charges (benefit) to operations	1,107	1,617
Deductions	(1,939)	(4,377)
Balance as of December 31, 2016	1,063	1,230
Charges (benefit) to operations	395	3,344
Deductions	(182)	(30)
Balance as of December 31, 2017	1,276	4,544
Charges (benefit) to operations	1,169	—
Deductions	(525)	(381)
Balance as of December 31, 2018	$1,920	$4,163
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
		Filed as Exhibit 2.11 to the Current Report on Form 8-K.	March 1, 2017

2.12§	Investment Agreement dated November 26, 2017, by and between Clean Energy and Landi Renzo S.p.A.	Filed as Exhibit 2.12 to the Current Report on Form 8-K.	November 27, 2017

3.1
Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.
		Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

10.4+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.	May 15, 2008

10.63+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012
10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.	Filed as Exhibit 10.64 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.80	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.81	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.83	Note Purchase Agreement dated June 14, 2013, among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8-K.	June 18, 2013

10.84	Loan Agreement dated June 14, 2013, between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8-K.	June 18, 2013

10.85	Loan Agreement dated June 14, 2013, between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8-K.	June 18, 2013

10.86	Registration Rights Agreement dated June 14, 2013, among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8-K.	June 18, 2013

10.87	Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8-K.	June 28, 2013

10.90+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.92†	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010, between Clean Energy and Pilot Travel Centers, LLC.	Filed as Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2013.	February 27, 2014

10.94	Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 10.94 to the Current Report on Form 8-K.	October 15, 2014

10.103+	Amended and Restated 2006 Equity Incentive Plan - Form of Notice of Stock Unit Award.	Filed as Exhibit 10.103 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.104+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 30, 2015.	May 11, 2015

10.106+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

10.107+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.108+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

10.109+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.111	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.111 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.112	Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust.	Filed as Exhibit 10.112 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.113	Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.113 to the Annual Report on Form 10-K for the year ended December 31, 2015.	March 3, 2016

10.114+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	March 27, 2016

10.116	Loan Modification Agreement dated October 31, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.	November 3, 2016

10.117+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.118+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.119	Note Repurchase Agreement dated February 6, 2017, by and between the Registrant and T. Boone Pickens.	Filed as Exhibit 10.119 to the Current Report on Form 8-K.	February 6, 2017

10.120+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	May 4, 2017

10.121	Contribution Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.121 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.122	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.125	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.126	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.127	Form of Registration Rights Agreement dated June 13, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.128*	Common Unit Purchase Agreement, dated October 1, 2018, by and among NG Advantage, LLC, Glean Energy and the other investors named therein.

10.129*	Term Credit Agreement, dated as of January 2, 2019, between the Registrant and Société Générale.

Exhibit Number		Incorporated herein by reference to the following filings:
	Description	Form	Filed on
10.130*	Credit Support Agreement, dated as of January 2, 2019, by and between the Registrant and Total Holdings USA, Inc.

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

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

99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Loss;

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
Date: March 12, 2019
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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2019
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2019
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	March 12, 2019
Stephen A. Scully

/s/ JOHN S. HERRINGTON	Director	March 12, 2019
John S. Herrington

/s/ JAMES C. MILLER III	Director	March 12, 2019
James C. Miller III

/s/ WARREN I. MITCHELL	Director	March 12, 2019
Warren I. Mitchell

/s/ PHILIPPE MONTANTÊME	Director	March 12, 2019
Philippe Montantême

/s/ MOMAR NGUER	Director	March 12, 2019
Momar Nguer

/s/ JAMES E. O'CONNOR	Director	March 12, 2019
James E. O'Connor

/s/ KENNETH M. SOCHA	Director	March 12, 2019
Kenneth M. Socha

/s/ VINCENT C. TAORMINA	Director	March 12, 2019
Vincent C. Taormina