Form 10-Q
period 2019-03-31
Clean Energy Fuels Corp.
filed 2019-05-09
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number: 001-33480
CLEAN ENERGY FUELS CORP.
(Exact name of registrant as specified in its charter)

Title of each class	Name each exchange on which registered	Ticker symbol
Common stock, $0.0001 par value per share	Nasdaq Global Select Market	CLNE
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2019, there were 204,654,228 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data, Unaudited)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$30,624	$28,763
Short-term investments	65,646	66,164
Accounts receivable, net of allowance for doubtful accounts of $1,919 and $1,984 as of December 31, 2018 and March 31, 2019, respectively	68,865	70,341
Other receivables	15,544	9,198
Derivative assets, related party	1,508	728
Inventory	34,975	32,653
Prepaid expenses and other current assets	8,444	8,769
Total current assets	225,606	216,616
Operating lease right-of-use assets	—	23,801
Land, property and equipment, net	350,568	338,192
Long-term portion of restricted cash	4,000	4,848
Notes receivable and other long-term assets, net	17,470	16,948
Long-term portion of derivative assets, related party	8,824	4,634
Investments in other entities	26,079	25,842
Goodwill	64,328	64,328
Intangible assets, net	2,207	1,951
Total assets	$699,082	$697,160
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$4,712	$5,344
Current portion of finance lease obligations	693	695
Current portion of operating lease obligations	—	3,545
Accounts payable	19,024	15,413
Accrued liabilities	48,469	36,754
Deferred revenue	7,361	6,858
Total current liabilities	80,259	68,609
Long-term portion of debt	75,003	76,501
Long-term portion of finance lease obligations	3,776	3,718
Long-term portion of operating lease obligations	—	21,621
Other long-term liabilities	15,035	12,732
Total liabilities	174,073	183,181
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 304,000,000 shares as of December 31, 2018 and March 31, 2019, respectively; issued and outstanding 203,599,892 shares and 204,651,932 shares as of December 31, 2018 and March 31, 2019, respectively	20	20
Additional paid-in capital	1,198,769	1,200,418
Accumulated deficit	(688,653)	(699,599)
Accumulated other comprehensive loss	(2,138)	(1,764)
Total Clean Energy Fuels Corp. stockholders’ equity	507,998	499,075
Noncontrolling interest in subsidiary	17,011	14,904
Total stockholders’ equity	525,009	513,979
Total liabilities and stockholders’ equity	$699,082	$697,160
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended March 31,
	2018	2019
Revenue:
Product revenue	$92,251	$68,448
Service revenue	10,152	9,250
Total revenue	102,403	77,698
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	50,199	54,430
Service cost of sales	4,597	4,398
Change in fair value of derivative warrants	(21)	1,614
Selling, general and administrative	18,858	18,434
Depreciation and amortization	12,801	12,479
Total operating expenses	86,434	91,355
Operating income (loss)	15,969	(13,657)
Interest expense	(4,503)	(1,891)
Interest income	575	580
Other income (expense), net	(12)	2,670
Loss from equity method investments	(1,468)	(467)
Income (loss) before income taxes	10,561	(12,765)
Income tax expense	(88)	(60)
Net income (loss)	10,473	(12,825)
Loss attributable to noncontrolling interest	1,749	1,879
Net income (loss) attributable to Clean Energy Fuels Corp.	$12,222	$(10,946)
Income (loss) per share:
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)
Weighted-average common shares outstanding:
Basic	152,194,695	204,196,669
Diluted	156,643,092	204,196,669
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2019	2018	2019	2018	2019
Net income (loss)	$12,222	$(10,946)	$(1,749)	$(1,879)	$10,473	$(12,825)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2018 and 2019	(78)	308	—	—	(78)	308
Unrealized gains on available-for-sale securities, net of $0 tax in 2018 and 2019	53	66	—	—	53	66
Total other comprehensive income (loss)	(25)	374	—	—	(25)	374
Comprehensive income (loss)	$12,197	$(10,572)	$(1,749)	$(1,879)	$10,448	$(12,451)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2017	151,650,969	$15	$1,111,432	$(683,570)	$(887)	$22,668	$449,658
Cumulative effect of adopting ASU 2014-09	—	—	—	(1,293)	—	—	(1,293)
Balance, January 1, 2018	151,650,969	15	1,111,432	(684,863)	(887)	22,668	448,365
Issuance of common stock, net of offering costs	863,581	—	110	—	—	—	110
Stock-based compensation	—	—	1,898	—	—	—	1,898
Net income (loss)	—	—	—	12,222	—	(1,749)	10,473
Other comprehensive loss	—	—	—	—	(25)	—	(25)
Balance, March 31, 2018	152,514,550	$15	$1,113,440	$(672,641)	$(912)	$20,919	$460,821

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2018	203,599,892	$20	$1,198,769	$(688,653)	$(2,138)	$17,011	$525,009
Issuance of common stock, net of offering costs	1,052,040	—	175	—	—	—	175
Stock-based compensation	—	—	1,246	—	—	—	1,246
Net loss	—	—	—	(10,946)	—	(1,879)	(12,825)
Other comprehensive income	—	—	—	—	374	—	374
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, March 31, 2019	204,651,932	$20	$1,200,418	$(699,599)	$(1,764)	$14,904	$513,979
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$10,473	$(12,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,801	12,479
Provision for doubtful accounts, notes and inventory	227	300
Stock-based compensation expense	1,898	1,246
Change in fair value of derivative instruments	(21)	6,584
Amortization of discount and debt issuance cost	198	(150)
Loss (gain) on disposal of property and equipment	866	(2,680)
Loss from equity method investments	1,468	467
Changes in operating assets and liabilities:
Accounts and other receivables	(36,796)	(5)
Inventory	(2,704)	2,023
Prepaid expenses and other assets	(1,525)	558
Accounts payable	3,970	(1,208)
Deferred revenue	3,914	(3,485)
Accrued expenses and other	2,882	(11,533)
Net cash used in operating activities	(2,349)	(8,229)
Cash flows from investing activities:
Purchases of short-term investments	(41,723)	(26,659)
Maturities and sales of short-term investments	55,181	26,396
Purchases of and deposits on property and equipment	(7,131)	(4,316)
Payments on and proceeds from sales of loans receivable	84	141
Cash received from sale of certain assets of subsidiary, net	871	5,114
Proceeds from disposal of property and equipment	—	4,388
Net cash provided by investing activities	7,282	5,064
Cash flows from financing activities:
Issuances of common stock	—	175
Fees paid for issuances of common stock and debt issuance costs	—	(15)
Proceeds from debt instruments	6,261	3,394
Repayment of finance lease obligations and debt instruments	(1,234)	(1,475)
Net cash provided by financing activities	5,027	2,079
Effect of exchange rates on cash, cash equivalents and restricted cash	(72)	73
Net increase (decrease) in cash, cash equivalents and restricted cash	9,888	(1,013)
Cash, cash equivalents and restricted cash, beginning of period	37,208	34,624
Cash, cash equivalents and restricted cash, end of period	$47,096	$33,611
Supplemental disclosure of cash flow information:
Income taxes paid	$24	$—
Interest paid, net of approximately $33 and $80 capitalized, respectively	$2,856	$1,756

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
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2019, and results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018 and 2019. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2018 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019.
Reclassifications
Certain prior period amounts have been reclassified in the condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows to conform to the current period presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.
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

	Three Months Ended March 31,
	2018	2019
Volume -related (1)	$67,219	$74,528
Station construction sales	5,798	3,170
Alternative fuels excise tax credit (“AFTC”)	25,481	—
Other	3,905	—
Total revenue	$102,403	$77,698
(1) Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel -to -natural gas price spread resulting from anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three months ended March 31, 2018 and 2019, changes in the fair value of commodity swaps amounted to a loss of $0 and $4,970, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $10,494, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.
For volume -related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2019, were not materially impacted by any factors outside the normal course of business.

As of December 31, 2018 and March 31, 2019, the Company’s contract balances were as follows:

	December 31, 2018	March 31, 2019
Receivables, net	$68,865	$70,341

Contract Assets - Current	$656	$843
Contract Assets - Noncurrent	3,825	3,740
Contract Assets - Total	$4,481	$4,583

Contract Liabilities - Current	$5,513	$5,015
Contract Liabilities - Noncurrent	9,844	6,861
Contract Liabilities - Total	$15,357	$11,876
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
Contract Liabilities
Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from a customer of NG Advantage, LLC (“NG Advantage”) in advance of the performance obligations. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of deferred revenue are included in “Deferred revenue” and “Other long -term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.
Revenue recognized during the three months ended March 31, 2018 related to the Company’s contract liability balances as of December 31, 2017 was $1,842. The decrease in the contract liabilities balance for the three months ended March 31, 2019 is primarily driven by billings in excess of revenue recognized, offset by $3,317 of revenue recognized related to the Company’s contract liability balances as of December 31, 2018.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On November 26, 2017, the Company, through its former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. Upon the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss from this investment of $1,441 and $440 for the three months ended March 31, 2018 and 2019, respectively. The Company has an investment balance in SAFE&CEC S.r.l. of $23,372 and $23,161 as of December 31, 2018 and March 31, 2019, respectively.
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
NG Advantage has entered into an arrangement with BP Products North America (“BP”) for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and BP pursuant to which the Company guarantees NG Advantage’s payment obligations to BP in the event of default by NG Advantage under the supply arrangement, in an amount up to an aggregate of $30,000 plus related fees. This guaranty is in effect until thirty days following the Company’s notice to BP of its termination. As initial consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.
On October 1, 2018, the Company purchased 1,000,001 common units from NG Advantage for an aggregate cash purchase price of $5,000. This purchase increased Clean Energy’s controlling interest in NG Advantage from 53.3% to 61.7%.
In each month from November 2018 through February 2019, the Company was issued 100,000 additional common units of NG Advantage, for a total of 400,000 common units, pursuant to the guaranty agreement entered in February 2018. The issuance of 400,000 additional common units increased the Company’s controlling interest in NG Advantage to 64.6% as of March 31, 2019.
On February 15, 2019, NG Advantage and the Company entered into a transaction pursuant to which the Company agreed to lend to NG Advantage up to $5,000 in accordance with the terms of a delayed draw convertible promissory note (the “2019 Note”). NG Advantage simultaneously drew $2,500 under the 2019 Note, and on April 15, 2019, NG Advantage drew the remaining $2,500 under the 2019 Note. All unpaid principal and accrued interest under the 2019 Note is due and payable on the earlier of February 15, 2023 or in the event of default. The Company may convert the outstanding principal and accrued interest under the 2019 Note at any time prior to payment in full into common units of NG Advantage.
The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $1,749 and $1,879 for the three months ended March 31, 2018 and 2019, respectively. The value of the noncontrolling interest was $17,011 and $14,904 as of December 31, 2018 and March 31, 2019, respectively.

Note 4—Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31, 2018	March 31, 2019
Current assets:
Cash and cash equivalents	$29,844	$27,983
Restricted cash - standby letter of credit	30	30
Restricted cash - held in escrow	750	750
Total cash, cash equivalents and current portion of restricted cash	$30,624	$28,763

Long-term assets:
Restricted cash - standby letter of credit	$4,000	$4,000
Restricted cash - held in escrow	—	848
Total long-term portion of restricted cash	$4,000	$4,848

Total cash, cash equivalents and restricted cash	$34,624	$33,611
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.
The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”). Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $28,524 and $26,658 as of December 31, 2018 and March 31, 2019, respectively.
The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term.
Note 5—Short-term Investments
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
The Company reviews available-for-sale debt securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2019, the Company believes its carrying values for its available-for-sale debt securities are properly recorded.
Short-term investments as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$9,210	$(19)	$9,191
Zero coupon bonds	29,823	(28)	29,795
Corporate bonds	26,175	(22)	26,153
Certificates of deposit	507	—	507
Total short-term investments	$65,715	$(69)	$65,646

Short-term investments as of March 31, 2019 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Municipal bonds and notes	$20,458	$2	$20,460
Zero coupon bonds	23,466	(3)	23,463
Corporate bonds	21,736	(2)	21,734
Certificates of deposit	507	—	507
Total short-term investments	$66,167	$(3)	$66,164

Note 6 - Derivative Instruments and Hedging Activities
In October 2018, the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL and THUSA (as defined in Notes 15 and 12, respectively), for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of derivative instruments are recognized as earnings in “Product revenue” in the accompanying condensed consolidated statements of operations.
Commodity derivatives as of December 31, 2018 consisted of the following:

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Assets:
Current portion of derivative assets, related party	$1,508	$—	$1,508
Long-term portion of derivative assets, related party	8,824	—	8,824
Total derivative assets	$10,332	$—	$10,332
Commodity derivatives as of March 31, 2019 consisted of the following:

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Assets:
Current portion of derivative assets, related party	$728	$—	$728
Long-term portion of derivative assets, related party	4,634	—	4,634
Total derivative assets	$5,362	$—	$5,362
As of December 31, 2018 and March 31, 2019, the Company had a total volume on open commodity swap contracts of 25 million diesel gallons at a weighted -average price of approximately $3.18 per gallon, respectively.
The following table reflects the weighted -average price of open commodity swap contracts as of December 31, 2018 and March 31, 2019, by year with associated volumes, respectively:

	December 31, 2018		March 31, 2019
Year	Volumes (Diesel Gallons)	Weighted -Average Price per Diesel Gallon	Volumes (Diesel Gallons)	Weighted -Average Price per Diesel Gallon
2019	3,125,000	$3.18	3,125,000	$3.18
2020	5,000,000	$3.18	5,000,000	$3.18
2021	5,000,000	$3.18	5,000,000	$3.18
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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
The Company used the income approach to value its outstanding commodity swap contracts (see Note 6). Under the income approach, the Company used a discounted cash flow (“DCF”) model in which cash flows anticipated over the term of the contracts are discounted to their present value using an expected discount rate. The discount rate used for cash flows reflects the specific risks in spot and forward rates and credit valuation adjustments. This valuation approach is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments are Ultra-Low Sulfur Diesel (“ULSD”) forward prices and differentials from ULSD to Petroleum Administration for Defense District (“PADD”) regions. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the ULSD forward prices is accompanied by a directionally opposite but less extreme change in the ULSD-PADD differential.
The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2018 and March 31, 2019, respectively:

	December 31, 2018		March 31, 2019
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.71 - $1.79	$1.75	$1.90 - $1.96	$1.93
Historical Differential to PADD 3 Diesel	$0.76 - $1.16	$0.89	$0.76 - $1.16	$0.89
Historical Differential to PADD 5 Diesel	$1.22 - $2.12	$1.55	$1.25 - $2.14	$1.59
The Company’s liability-classified warrants (which were all issued by NG Advantage) are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market.
There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2018 or March 31, 2019.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2019, respectively:

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$9,191	$—	$9,191	$—
Zero coupon bonds	29,795	—	29,795	—
Corporate bonds	26,153	—	26,153	—
Certificates of deposit (1)	507	—	507	—
Commodity swap contracts (2)	10,332	—	—	10,332
Liabilities:
Warrants (3)	$1,079	$—	$—	$1,079

	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities (1):
Municipal bonds and notes	$20,460	$—	$20,460	$—
Zero coupon bonds	23,463	—	23,463	—
Corporate bonds	21,734	—	21,734	—
Certificates of deposit (1)	507	—	507	—
Commodity swap contracts (2)	5,362	—	—	5,362
Liabilities:
Warrants (3)	$2,693	$—	$—	$2,693
(1) Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2) Included in “Derivative assets, related party” and “Long-term portion of derivative assets, related party” in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3) Included in “Accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3):

	Assets: Commodity Swap Contracts	Liabilities: Warrants
Balance as of December 31, 2017	$—	$(536)
Gain (loss) included in earnings	—	21
Balance as of March 31, 2018	$—	$(515)

Balance as of December 31, 2018	$10,332	$(1,079)
Gain (loss) included in earnings	(4,970)	(1,614)
Balance as of March 31, 2019	$5,362	$(2,693)
Other Financial Assets and Liabilities
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2018 and March 31, 2019. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables
Other receivables as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31, 2018	March 31, 2019
Loans to customers to finance vehicle purchases	$276	$1,887
Accrued customer billings	6,261	5,382
Fuel tax credits	434	434
Other	8,573	1,495
Total other receivables	$15,544	$9,198
Note 9—Inventory
Inventory consists of raw materials and spare parts, work in process and finished goods and is stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis.
Inventory as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31, 2018	March 31, 2019
Raw materials and spare parts	$34,890	$32,565
Finished goods	85	88
Total inventory	$34,975	$32,653
Note 10—Land, Property and Equipment
Land, property and equipment as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31, 2018	March 31, 2019
Land	$3,681	$3,681
LNG liquefaction plants	94,633	94,633
Station equipment	319,119	315,694
Trailers	75,901	75,221
Other equipment	97,268	97,793
Construction in progress	73,485	74,346
	664,087	661,368
Less: accumulated depreciation	(313,519)	(323,176)
Total land, property and equipment, net	$350,568	$338,192
Included in “Land, property and equipment, net” are capitalized software costs of $29,344 and $29,573 as of December 31, 2018 and March 31, 2019, respectively. Accumulated amortization of the capitalized software costs is $22,472 and $23,504 as of December 31, 2018 and March 31, 2019, respectively.
The Company recorded amortization expense related to the capitalized software costs of $718 and $1,035 for the three months ended March 31, 2018 and 2019, respectively.
As of March 31, 2018 and 2019, $939 and $2,163, respectively, are included in “Accounts payable” and “Accrued liabilities,” which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities
Accrued liabilities as of December 31, 2018 and March 31, 2019 consisted of the following:

	December 31, 2018	March 31, 2019
Accrued alternative fuels incentives	$6,923	$5,969
Accrued employee benefits	2,248	2,673
Accrued interest	78	1,135
Accrued gas and equipment purchases	12,833	8,577
Accrued property and other taxes	3,397	3,001
Accrued salaries and wages	8,609	4,159
Other	14,381	11,240
Total accrued liabilities	$48,469	$36,754
Note 12—Debt
Debt obligations as of December 31, 2018 and March 31, 2019 consisted of the following and are further discussed below:

	December 31, 2018
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$50,000	$58	$49,942
NG Advantage debt	28,904	155	28,749
Other debt	1,024	—	1,024
Total debt	79,928	213	79,715
Less amounts due within one year	(4,811)	(99)	(4,712)
Total long-term debt	$75,117	$114	$75,003

	March 31, 2019
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes	$50,000	$48	$49,952
NG Advantage debt	31,065	141	30,924
Other debt	969	—	969
Total debt	82,034	189	81,845
Less amounts due within one year	(5,402)	(58)	(5,344)
Total long-term debt	$76,632	$131	$76,501
7.5% Notes
In June 2013, the Company issued notes (the “7.5% Notes”) to T. Boone Pickens and Green Energy Investment Holdings, LLC (“GEIH”) in the amount of $150,000. The 7.5% Notes bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, each holder of a 7.5% Note has the right to exchange all or any portion of the principal and accrued and unpaid interest under its 7.5% Notes for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of its common stock if, following the second anniversary of the issuance of a 7.5% Note, such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period.
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
The 7.5% Notes include customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of March 31, 2019.
Prior to January 1, 2018, (i) the Company purchased $25,000 of the 7.5% Notes from Mr. Pickens, (ii) Mr. Pickens transferred all remaining balance of his 7.5% Notes to third parties, and (iii) GEIH transferred $16,800 in principal amount of its 7.5% Notes to third parties.
On June 29, 2018, and pursuant to the consent of the holders of the 7.5% Notes to the Company’s payments of amounts owed thereunder before maturity, the Company paid to the holders, in cash, an aggregate of $25,000 in principal amount and $505 in accrued and unpaid interest owed under all outstanding 7.5% Notes due July 2018. Upon such payment, the purchased 7.5% Notes were canceled in full.
On December 4, 2018, the Company purchased from the holders thereof all outstanding 7.5% Notes due July 2019, having an aggregate outstanding principal amount of $50,000, for a cash purchase price of $50,500. Upon such purchase, the purchased 7.5% Notes were canceled in full.
As a result of the foregoing transactions, as of March 31, 2019, (i) GEIH held 7.5% Notes in an aggregate principal amount of $32,906, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $17,094, all of which are due June 2020.
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which, as amended on December 6, 2017, has a maturity date of September 30, 2019. Pursuant to the Plains LSA, Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time (the “Credit Facility”). The Company had no amounts outstanding under the Credit Facility as of March 31, 2019.
Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company’s obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds that the Company holds in an account at Plains. There are certain covenants and events of default associated with the Plains LSA. No events of default under the Plains LSA had occurred as of March 31, 2019.
Société Générale Term Loan Facility
On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100,000 of loans (“Loans”) in support of its Zero Now truck financing program. Under the Credit Agreement, the Company is permitted to use the proceeds from the Loans solely to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith. Interest on outstanding Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly.
The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. The Company has not drawn down on the SG Facility and no events of defaults had occurred as of March 31, 2019.
TOTAL Credit Support Agreement
On January 2, 2019, the Company entered a credit support agreement (“CSA”) with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TOTAL (as defined in Note 15). Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay to SG up to $100,000 in Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate Loan amount for the preceding calendar quarter.

As security for the Company’s obligations under the CSA, on January 2, 2019, the Company entered into a pledge and security agreement with THUSA and delivered a collateral assignment of contracts to THUSA, pursuant to which the Company collaterally assigned to THUSA all fueling agreements it enters into with participants in the Zero Now truck financing program. In addition, on January 2, 2019, the Company entered into a lockbox agreement with THUSA and Plains, under which the Company granted THUSA a security interest in the cash flow generated by the fueling agreements the Company enters into with participants in the Zero Now truck financing program.
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
Financing Obligations
NG Advantage has entered into sale and leaseback transactions with various lessors as described below. In each instance, the sale and leaseback transaction does not qualify for sale-leaseback accounting because of NG Advantage’s continuing involvement with the buyer-lessor due to a fixed price repurchase option. As a result, the transactions are recorded under the financing method, in which the assets remain on the accompanying condensed consolidated balance sheets and the proceeds from the transactions are recorded as financing liabilities.
On December 18, 2017, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “BoA MLA”) with Bank of America Leasing & Capital, LLC (“BoA”). Pursuant to the BoA MLA, NG Advantage received $2,117 in cash for CNG trailers and simultaneously leased them back from BoA for five years commencing January 1, 2018 with interest and principal payable in 60 equal monthly installments.
On March 1, 2018, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “First National MLA”) with First National Capital, LLC (“First National”). Pursuant to the First National MLA, NG Advantage received $6,261 in cash, net of fees and the first month’s lease payment for CNG trailers and simultaneously leased them back from First National for six years commencing March 1, 2018 with interest and principal payable in 72 equal monthly installments.
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
On January 17, 2019, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “Nations MLA”) with Nations Fund I, LLC (“Nations”). Pursuant to the Nations MLA, NG Advantage received $3,358 in cash, net of the first month’s lease payment, for CNG trailers and simultaneously leased them back from Nations for four years commencing February 1, 2019 with interest and principal payable in 48 equal monthly installments.
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02%, with weighted -average interest rates of 4.78% and 4.78% as of December 31, 2018 and March 31, 2019, respectively.

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
The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2018	2019
Weighted-average common shares outstanding	152,194,695	204,196,669
Dilutive effect of potential common shares from restricted stock units and stock options	4,448,397	—
Weighted-average common shares outstanding -diluted	156,643,092	204,196,669
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended March 31,
	2018	2019
Stock options	8,573,749	10,300,404
Convertible notes	14,991,521	3,164,557
Restricted stock units	—	1,305,672
Total	23,565,270	14,770,633
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the periods:

	Three Months Ended March 31,
	2018	2019
Stock-based compensation expense, net of $0 tax in 2018 and 2019	$1,898	$1,246
As of March 31, 2019, there was $5,650 of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.97 years.

Note 15—Stockholders’ Equity
Issuance of Common Stock
On May 9, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Total Marketing Services, S.A., a wholly owned subsidiary of Total S.A. (“Total”). Pursuant to the Purchase Agreement, the Company agreed to sell and issue, and Total agreed to purchase, up to 50,856,296 shares of the Company’s common stock at a purchase price of $1.64 per share, in a private placement (the “Total Private Placement”). The purchase price per share was the volume-weighted average price for the Company’s common stock between March 23, 2018 (the day on which discussions began between the Company and Total) and May 3, 2018 (the day on which the Company agreed in principle with Total regarding the structure and basic terms of its investment). As of the date of the Purchase Agreement, Total did not hold or otherwise beneficially own any shares of the Company’s common stock, and Total has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of the Company’s common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, to not purchase shares of the Company’s common stock or otherwise pursue transactions that would result in Total beneficially owning more than 30.0% of the Company’s equity securities without the approval of the Company’s board of directors.
On June 13, 2018, the Company and Total closed the Total Private Placement, in which: (1) the Company issued to Total all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in Total holding approximately 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of March 31, 2019; (2) Total paid to the Company an aggregate of $83,404 in gross proceeds, which the Company has used and expects to continue to use for working capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and Total entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $1,909.
Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of March 31, 2019, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

Note 16—Income Taxes
The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.
The Company’s income tax expense was $88 and $60 for the three months ended March 31, 2018 and 2019, respectively. Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to a reduction in the Company’s expected state tax expense. The effective tax rates for the three months ended March 31, 2018 and 2019 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.
The Company increased its liability for unrecognized tax benefits in the three months ended March 31, 2018 by $2,689, which was primarily attributable to the portion of AFTC revenue recognized in the period. This was offset by the fuel tax the Company collected from its customers as an unrecognized tax benefit during the year ended December 31, 2017. The net interest incurred was immaterial for both the three months ended March 31, 2018 and 2019, respectively.
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

Note 18—Leases
Leases (Topic 842)
On January 1, 2019, the Company adopted the new lease accounting standard (see Note 20 for more information on the standard and the impact of the adoption) where leases are now classified as either operating leases or finance leases. The Company’s operating leases are comprised of real estate for fueling stations, office spaces, warehouses, a LNG liquefaction plant, and office equipment, and its finance leases are comprised of vehicles.
At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The commencement date of the contract is when the lessor makes the underlying asset available for use by the lessee.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent obligations to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any initial direct costs and advance lease payments made, and exclude lease incentives. Lease liabilities also include terminal purchase options when deemed reasonably certain to exercise. The Company’s lease term includes options to extend when it is reasonably certain that it will exercise that option. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less.
As most of the Company’s operating leases do not have an implicit rate that can be readily determined, the Company uses its secured incremental borrowing rate for the same term as the underlying lease based on information available at lease commencement. For finance leases, the Company uses the rate implicit in the lease.
The lease classification affects the expense recognition on the condensed consolidated statement of operations. Operating lease charges are recorded in “Cost of sales, exclusive of depreciation and amortization,” and “Selling, general and administrative” expense. Finance lease charges are split, where depreciation on assets under finance leases is recorded in “Depreciation and amortization” expense and an implied interest component is recorded in “Interest expense.” The expense recognition for operating leases and finance leases is substantially consistent with legacy accounting.
The Company leases an office space from T. Boone Pickens in Dallas, TX. The lease, which expires in October 2019, calls for monthly rental payments of $12.
NG Advantage has provided residual value guarantees on leases of certain vehicles aggregating $1,381 to the lessors. NG Advantage expects to owe these amounts in full and therefore they have been included in the measurement of the lease liabilities and ROU assets.
Certain of the Company’s real estate leases contain variable lease payments, including payments based on a change in the index or gasoline gallon equivalents of natural gas dispensed at fueling stations. These variable lease payments cannot be determined at the commencement of the lease, are not included in the ROU assets and liabilities and are recorded as a period expense when incurred.

Lessee Accounting
As of March 31, 2019, the Company’s finance and operating lease asset and liability balances were as follows:

March 31, 2019
Finance leases:
Land, property and equipment, gross	$5,299
Accumulated depreciation	(1,803)
Land, property and equipment, net	$3,496

Current portion of finance lease obligations	$695
Long-term portion of finance lease obligations	3,718
Total finance lease liabilities	$4,413

Operating leases:
Operating lease right-of-use assets (1)	$23,801

Current portion of operating lease obligations	$3,545
Long-term portion of operating lease obligations	21,621
Total operating lease liabilities	$25,166
(1) The Company’s operating lease ROU assets are comprised of the following:

	March 31, 2019
	Assets	Liabilities
Real estate for fueling stations	$17,370	$17,370
LNG plant, office spaces and warehouses	6,419	7,784
Office equipment	12	12
Total operating lease right-of-use assets	$23,801	$25,166
The components of lease expense for finance and operating leases for three months ended March 31, 2019 consisted of the following:

March 31, 2019
Finance leases:
Depreciation on assets under finance leases	$259
Interest on lease liabilities	49
Total finance leases expense	$308

Operating leases:
Lease expense	$1,239
Lease expense on short-term leases	1,090
Variable lease expense	631
Sublease income	(52)
Total operating leases expense	$2,908

Supplemental information on finance and operating leases are as follows:

March 31, 2019
Operating cash outflows from finance leases	$(49)
Operating cash outflows from operating leases	$(1,224)
Financing cash outflows from finance leases	$(184)

Assets obtained in exchange for new finance lease liabilities (1)	$129

Weighted-average remaining lease term - finance leases	5.2 years
Weighted-average remaining lease term - operating leases	11.5 years

Weighted-average discount rate - finance leases	4.43%
Weighted-average discount rate - operating leases	8.16%
(1) These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
The following schedule represents the Company’s maturities of finance and operating lease liabilities as of March 31, 2019:

	Finance Leases	Operating Leases
Fiscal year:
2019	$686	$3,839
2020	789	4,526
2021	686	3,594
2022	549	2,641
2023	529	2,629
Thereafter	1,875	22,919
Total minimum lease payments	5,114	40,148
Less amount representing interest	(701)	(14,982)
Present value of lease liabilities	$4,413	$25,166
Lessor Accounting
The Company leases fueling station equipment to customers that contain an option to extend and an end-of-term purchase option. Receivables from these leases are accounted for as finance leases, specifically sales-type leases, and are included in “Other receivables” and “Notes receivable and other long-term assets, net” in the condensed consolidated balance sheets.
The Company recognizes the net investment in the lease as the sum of the lease receivable and the unguaranteed residual value, both of which are measured at the present value using the interest rate implicit in the lease.
During the three months ended March 31, 2019, the Company recognized $37 in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2019:

Fiscal year:
2019	$140
2020	186
2021	186
2022	186
2023	186
Thereafter	1,240
Total minimum lease payments	2,124
Less amount representing interest	(1,043)
Present value of lease receivables	$1,081
Leases (Topic 840)
As required by the new lease accounting standard, legacy disclosures are provided for periods prior to adoption.
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
Rent expense, including variable rent, totaled $1,698 for the three months ended March 31, 2018.

Capital Lease Obligations and Receivables
The Company leases equipment under capital leases with a weighted-average interest rate of 4.48%. As of December 31, 2018, future payments under these capital leases are as follows:

Fiscal year:
2019	$883
2020	742
2021	656
2022	540
2023	529
Thereafter	1,868
Total minimum lease payments	5,218
Less amount representing interest	(749)
Capital lease obligations	4,469
Less current portion	(693)
Capital lease obligations, less current portion	$3,776
The value of the equipment under capital leases as of December 31, 2018 was $6,143, with related accumulated amortization of $1,832, respectively.
The Company also leases fueling station equipment to customers under sales-type leases with a weighted-average interest rate of 13.5%.
As of December 31, 2018, future receipts under this lease are as follows:

Fiscal year:
2019	$186
2020	186
2021	186
2022	186
2023	186
Thereafter	1,240
Capital lease receivables	2,170
Less amount representing interest	(1,080)
Capital lease receivables, less current portion	$1,090
Note 19—Alternative Fuels Excise Tax Credit
Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC tax credit for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2017. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2016 and 2017.
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
As a result of the most recent legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, totaling $25,481, has been recognized during the three months ended March 31, 2018 and was collected subsequent to that date. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Note 20—Recently Adopted Accounting Changes
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amends the guidance in former Accounting Standards Codification Topic 840, Leases (“ASC 840”). The new standard requires most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Accounting for lessors and capital leases (now known as finance leases) is substantially similar to ASC 840. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2019.
The Company adopted this standard using the modified retrospective method and recognized the cumulative effect of initially applying ASC 842 as an adjustment to accumulated deficit in the consolidated balance sheet as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted. This adoption had a material impact to the Company’s condensed consolidated balance sheets and did not have a material impact to the Company’s condensed consolidated statements of operations or its condensed consolidated statements of cash flows. The primary impact was to record ROU assets and lease liabilities for existing operating leases on the condensed consolidated balance sheets.
As permitted under ASC 842, the Company elected the package of practical expedients that permit it to not reassess (1) whether an existing contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The Company also elected the practical expedient allowing it to use hindsight in determining the lease term and in assessing the likelihood a purchase option will be exercised.
The ASC 842 adoption adjustments are as follows:

	Balance as of December 31, 2018	Adjustments Due to ASC 842	Balance as of January 1, 2019
Operating lease right-of-use assets	$—	$24,453	$24,453
Operating lease obligations	$—	$25,943	$25,943
Accrued liabilities	$48,469	$(496)	$47,973
Other long-term liabilities	$15,035	$(994)	$14,041
The ASC 842 adoption adjustments on the accompanying condensed consolidated balance sheet as of March 31, 2019 are as follows:

	March 31, 2019
	Balance before ASC 842 Adoption	Effect of Change	As Reported
Operating lease right-of-use assets	$—	$23,801	$23,801
Current portion of operating lease obligations	$—	$3,545	$3,545
Long-term portion of operating lease obligations	$—	$21,621	$21,621
Accrued liabilities	$37,269	$(515)	$36,754
Other long-term liabilities	$13,582	$(850)	$12,732

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019, as well as the audited consolidated financial statements and notes included therein (collectively, our “2018 Form 10-K”). Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this MD&A, we have presumed that readers have access to and have read the MD&A contained in our 2018 Form 10-K. Unless the context indicates otherwise, all references to “Clean Energy,” the “Company,” “we,” “us,” or “our” in this MD&A refer to Clean Energy Fuels Corp. together with its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Statements
This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business. Although the forward-looking statements in this discussion reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in this report and in our 2018 Form 10-K. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the effect of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this discussion are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations.
Overview
We are the leading provider of natural gas as an alternative fuel for vehicle fleets in the United States and Canada, based on the number of stations operated and the amount of GGEs of RNG, CNG and LNG delivered.
Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing O&M services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in the BP Transaction), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with another company’s natural gas fueling compressor manufacturing business in a newly formed company, in the CEC Combination).
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of March 31, 2019, we served over 1,000 fleet customers operating over 47,000 natural gas vehicles, and we currently own, operate or supply approximately 530 natural gas fueling stations in 41 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.
Sources of Revenue
The following table represents our sources of revenue:

	Three Months Ended March 31,
Revenue (in millions)	2018	2019
Volume -related (1)	$67.2	$74.5
Station construction sales	5.8	3.2
AFTC (2)	25.5	—
Other	3.9	—
Total revenue	$102.4	$77.7

(1)
Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and our derivative instruments consist of commodity swap contracts (see Note 6). The following table summarizes our volume-related revenue in the periods:

	Three Months Ended March 31,
Revenue (in millions)	2018	2019
Fuel sales and performance of O&M services	$61.6	$69.5
Change in fair value of derivative instruments	—	(5.0)
RIN Credits	3.4	6.1
LCFS Credits	2.2	3.9
Total volume -related revenue	$67.2	$74.5

(2)
Represents a federal alternative fuels tax credit that we refer to as “AFTC,” which On February 9, 2018, was retroactively reinstated for vehicle fuel sales made in 2017. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.

Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers as fuel, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) for periods before completion of the BP Transaction, our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our former RNG production facilities, which we sold in the BP Transaction), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables present our key operating data for the years ended December 31, 2016, 2017, and 2018 and for the three months ended March 31, 2018 and 2019:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018	Three Months Ended March 31, 2018	Three Months Ended March 31, 2019
CNG (1)	259.2	283.4	299.5	70.8	78.5
LNG	66.8	66.1	66.0	14.3	16.7
RNG (2)	3.0	1.9	—	—	—
Total	329.0	351.4	365.5	85.1	95.2

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018	Three Months Ended March 31, 2018	Three Months Ended March 31, 2019
O&M services	176.6	199.5	206.1	48.8	49.7
Fuel (1)	128.5	127.3	133.6	30.1	39.3
Fuel and O&M services (3)	23.9	24.6	25.8	6.2	6.2
Total	329.0	351.4	365.5	85.1	95.2

Other operating data (in millions)	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018	Three Months Ended March 31, 2018	Three Months Ended March 31, 2019
Station construction cost of sales	$57.0	$47.0	$25.1	$5.9	$3.8
Gross margin (4)	$147.1	$85.8	$133.5	$47.6	$17.3
Net loss attributable to Clean Energy Fuels. Corp (4)	$(12.2)	$(79.2)	$(3.8)	$12.2	$(10.9)

(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.5 million, and 0.5 million, for the years ended December 31, 2016, 2017, and 2018, respectively, and 0.1 million and 0.1 million for the three months ended March 31, 2018 and 2019, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG, sold as vehicle fuel, is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold. GGEs of Redeem sold were 58.6 million, 78.5 million, and 110.1 million for the years ended December 31, 2016, 2017, and 2018, respectively, and 18.5 million and 34.6 million for the three months ended March 31, 2018 and 2019, respectively.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.

(4)
Includes the following amounts of AFTC revenue: $26.6 million, $0.0 million, and $26.7 million for the years ended December 31, 2016, 2017, and 2018, respectively, and $25.5 million and $0.0 million for the three months ended March 31, 2018 and 2019, respectively.

Recent Developments
Business Risks and Uncertainties and Other Trends
Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2018 Form 10-K. Except as set forth below, there have been no material changes to such trends as described in the MD&A contained in our 2018 Form 10-K.
The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2018 that may continue. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including RNG, CNG and LNG, are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG.
Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain non-financial covenants with which we must comply. As of March 31, 2019, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A contained in our 2018 Form 10-K. In the three months ended March 31, 2019, there were no material changes to these activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value measurements.
These critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2018 Form 10-K, except that effective January 1, 2019, we adopted new guidance for lease accounting that superseded the previous guidance. The new guidance and its affect is described Notes 18 and 20, respectively. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2018 Form 10-K.
Recently Issued and Adopted Accounting Standards
See Note 20 for a description of recently issued and adopted accounting standards.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The discussions below compare our results of operations in the three months ended March 31, 2019 and 2018. Historical results are not indicative of the results to be expected in the current period or any future period.
The table below presents, for each period, each line item of our statement of operations data as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Three Months Ended March 31,
	2018	2019
Statement of Operations Data:
Revenue:
Product revenue	90.1%	88.1%
Service revenue	9.9	11.9
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	49.0	70.1
Service cost of sales	4.5	5.7
Change in fair value of derivative warrants	0.0	2.1
Selling, general and administrative	18.4	23.7
Depreciation and amortization	12.5	16.1
Total operating expenses	84.4	117.7
Operating income (loss)	15.6	(17.7)
Interest expense	(4.4)	(2.4)
Interest income	0.6	0.7
Other income (expense), net	0.0	3.4
Loss from equity method investments	(1.4)	(0.6)
Income (loss) before income taxes	10.4	(16.6)
Income tax expense	(0.1)	(0.1)
Net income (loss)	10.3	(16.7)
Loss attributable to noncontrolling interest	1.7	2.4
Net income (loss) attributable to Clean Energy Fuels Corp.	12.0%	(14.3)%
Revenue. Revenue decreased by $24.7 million to $77.7 million in the three months ended March 31, 2019, from $102.4 million in the three months ended March 31, 2018. This decrease was due to the absence of AFTC revenue and sales of used natural gas heavy -duty trucks in addition to lower station construction sales. The decrease was offset by increased volume -related revenue from higher volumes and sales of RINs and LCFS Credits.
Volume -related revenue increased by $7.3 million between periods, primarily due to a higher effective price per gallon charged and an increase in gallons delivered between periods. These increases were offset by a $5.0 million decrease in fair value of our commodity swap contracts related to our Zero Now program (see Note 6 to the accompanying condensed consolidated financial statements for more information).
Our effective price per gallon charged was $0.84, excluding a $(5.0) million change in fair value of derivative instruments discussed above for the three months ended March 31, 2019, a $0.05 per gallon increase from $0.79 per gallon for the three months ended March 31, 2018. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon between periods was due to higher retail selling prices and revenue from sales of RINs and LCFS Credits.

Station construction sales decreased by $2.6 million between periods, principally due to fewer full station projects in process.
AFTC revenue decreased by $25.5 million between periods due to the absence of AFTC in 2019 and our recognition in 2018 of AFTC revenue for all of the vehicle fuel we sold in 2017.
Cost of sales. Cost of sales increased by $4.0 million to $58.8 million in the three months ended March 31, 2019, from $54.8 million in the three months ended March 31, 2018. This increase was due to a $11.5 million increase in gas commodity costs due to the increase in gallons delivered and our effective cost per gallon. This increase was partially offset by a $3.8 million decrease in costs to purchase used heavy -duty trucks that we sold to our customers and a $2.1 million decrease in station construction costs due to lower station construction sales.
Our effective cost per gallon increased by $0.05 per gallon between periods, to $0.58 per gallon in the three months ended March 31, 2019 from $0.53 per gallon in the three months ended March 31, 2018. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to an increase in natural gas prices and transportation costs.
Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which have been issued by our subsidiary, NG Advantage, increased to $1.6 million of expense in the three months ended March 31, 2019, from an immaterial amount of income in the three months ended March 31, 2018, due to the majority of the warrants being in-the-money during 2019 and additional issuances.
Selling, general and administrative. Selling, general and administrative expenses decreased by $0.5 million to $18.4 million in the three months ended March 31, 2019, from $18.9 million in the three months ended March 31, 2018. This decrease was primarily driven by continued cost reduction efforts.
Depreciation and amortization. Depreciation and amortization decreased by $0.3 million to $12.5 million in the three months ended March 31, 2019, from $12.8 million in the three months ended March 31, 2018, primarily due to increases in disposals of assets.
Interest expense. Interest expense decreased by $2.6 million to $1.9 million in the three months ended March 31, 2019, from $4.5 million in the three months ended March 31, 2018. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net. Other income (expense), net increased by $2.7 million between periods, which was attributable to an increase in gains recorded from disposals of assets.
Loss from equity method investments. Loss from equity method investments decreased by $1.0 million between periods, which was primarily attributable to improved operating results from SAFE&CEC S.r.l.
Income tax expense. Income tax expense decreased between periods, primarily due to a reduction in the Company’s expected state tax expense.
Loss attributable to noncontrolling interest.  During the three months ended March 31, 2018 and 2019, we recorded a $1.7 million and $1.9 million reversal of loss, respectively, for the noncontrolling interest in the net loss of our subsidiary, NG Advantage LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 46.5% and 35.4% minority interest that was held by third parties during the 2018 and 2019 periods, respectively.

Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the potential phasing out of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our billing, collections and liability payments, completion of our station construction projects and receipt of government credits, grants and incentives.
Cash Flows
Cash used in operating activities was $8.2 million in the three months ended March 31, 2019, compared to $2.3 million used in operating activities in the comparable 2018 period. The increase in cash used in operating activities was primarily attributable to changes in working capital resulting from the timing of receipts and payments of cash.
Cash provided by investing activities was $5.1 million in the three months ended March 31, 2019, compared to $7.3 million provided by investing activities in the comparable 2018 period. The decrease in cash provided by investing activities was attributable to lower proceeds from maturities and sales of short-term investments, net of purchases. This was offset by an increase in proceeds from property and equipment disposals and earn-out proceeds received in connection with the BP Transaction.
Cash provided by financing activities in the three months ended March 31, 2019 was $2.1 million, compared to $5.0 million provided by financing activities in the comparable 2018 period. The decrease in cash provided by financing activities was attributable to lower proceeds from debt incurred by NG Advantage.
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
Our business plan calls for approximately $18.5 million in capital expenditures for 2019. These capital expenditures primarily relate to the construction of CNG fueling stations, IT software and equipment and LNG plant maintenance costs.
In addition, NG Advantage may spend as much as $28.0 million in 2019 to purchase additional CNG trailers and equipment in support of its operations and customer contracts; NG Advantage intends to seek financing from third parties for these capital expenditures.
We had total indebtedness comprising of our debt and finance leases of approximately $86.4 million in principal amount as of March 31, 2019, of which approximately $4.6 million, $55.9 million, $5.6 million, $5.5 million, $10.2 million and $4.6 million is expected to become due in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $6.6 million in 2019, $1.8 million of which had been paid when due as of March 31, 2019.
We also have indebtedness, including the amount representing interest, from our operating leases of approximately $40.1 million as of March 31, 2019, of which approximately $3.8 million, $4.5 million, $3.6 million, $2.6 million, $2.6 million and $23.0 million is expected to become due in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.
In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount based on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates. As of March 31, 2019 we are permitted to issue up to 14.0 million shares of common stock to repay part of the outstanding principal amount of certain of our convertible notes.

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
Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our revolving credit facility with PlainsCapital Bank (“Plains”), as described below, provides us with an additional source of cash that we could use for general corporate and a variety of other purposes. As of March 31, 2019, we had total cash and cash equivalents and short-term investments of $94.1 million, compared to $95.5 million as of December 31, 2018.
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
In October 2018 and January 2019, we entered into agreements to implement our Zero Now truck financing program, which permit us to incur up to an additional $100.0 million of indebtedness through the beginning of January 2022, obligate us to make certain interest and other fee payments in connection with this debt and THUSA’s related guaranty (which payments will vary in amount but will be owed by us regardless of the revenue we may receive from the program), and subject us to potential additional payments in connection with related commodity swap arrangements. We are permitted to use any proceeds we receive under these agreements solely to fund the incremental cost of trucks purchased or financed by operators that participate in the Zero Now program. See Note 15 to the accompanying condensed consolidated financial statements for more information
On June 13, 2018, we completed the Total Private Placement and received $83.4 million of gross cash proceeds from the transaction. See Note 15 to the accompanying condensed consolidated financial statements for more information.
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis with a maturity date of September 30, 2019 (the “Credit Facility”). Simultaneously, we drew $50.0 million under the Credit Facility, which we repaid in full on August 31, 2016. On December 22, 2016, we drew $23.5 million under the Credit Facility, which we repaid in full on March 31, 2017. As a result, we had no amounts outstanding and $50.0 million of availability under the Credit Facility as of March 31, 2019.
See Notes 12 and 18 to the accompanying condensed consolidated financial statements for more information about all of our outstanding debt and leases.
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

Off-Balance Sheet Arrangements
As of March 31, 2019, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $30.3 million;

•	Two long-term natural gas contracts with a take-or-pay commitment; and

•	One long-term natural gas contract with a fixed supply commitment along with a guaranty agreement.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds because, based on historical experience and available information, we do not believe it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
As of March 31, 2019, we had two long-term natural gas purchase contracts with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index based prices and expires in December 2020 and June 2022.
NG Advantage has entered into an arrangement with BP for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and BP in which we guarantee NG Advantage’s payment obligations to BP in the event of a default by NG Advantage under the supply arrangement, in an aggregate amount of up to $30.0 million plus related fees. Our guaranty is in effect until thirty days following our notice to BP of termination.
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
Natural gas costs represented $94.9 million of our cost of sales in 2018 and $30.5 million of our cost of sales for the three months ended March 31, 2019.
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
We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of March 31, 2019, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $6.9 million.
Foreign Currency Exchange Rate Risk
For the three months ended March 31, 2019, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2019, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

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
Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Item 1A.—Risk Factors
An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2018 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.
Risks Related to Our Business
We have a history of losses and may incur additional losses in the future.
We incurred pre-tax losses in 2016, 2017, 2018 and the three months ended March 31, 2019. During 2016 and 2018 our losses were substantially decreased by $26.6 million and $26.7 million of AFTC revenue, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we subsequently combined with another company’s natural gas fueling compressor manufacturing business in the CEC Combination), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. Any similar actions in the future could also have adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.
Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.
Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, had slower volume and customer growth in 2018 that may continue. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG (which can be delivered in the form of CNG or LNG), are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.
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

•
Natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design, performance, residual value and operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

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

•
Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels;

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

•
The effect of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas fueling stations and drilling, production, importing and transportation methods for these fuels; and

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
The Zero Now program may not be successful for a variety of reasons, including continued slow or limited adoption of natural gas trucks by fleet operators, as discussed in these risks factors above, or the occurrence of any of the other risks described in these risk factors. For example, some operators have communicated to us that their primary reluctance to convert to natural gas trucks stems from experience or reputation of unsatisfactory performance by the first generation models of heavy-duty truck engines, actual or perceived insufficiencies in the financial incentives to convert, lack of demand for the conversion from customers and drivers, concern regarding the residual value of heavy-duty trucks and prioritization of other competing business concerns. If a sufficient number of truck operators do not participate in the Zero Now program, then it will not achieve its intended benefits and we will have expended substantial resources on an initiative that does not produce results.
In addition, the structure and terms of the program subject us to certain additional risks. For example, the term credit agreement we have established to implement the program permits us to incur substantial additional debt, and the related credit support agreement obligates us to make regular payments in amounts that will vary depending on the outstanding principal under the term credit agreement. These commitments are subject to, and will amplify, the risks associated with our outstanding indebtedness, as discussed in these risk factors. In addition, the amounts owed under the term credit agreement and the credit support agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments are uncertain, but could include an increase in the cost of this indebtedness. Further, the commodity swap arrangements we established with an affiliate of TOTAL and THUSA in connection with launching the program introduce additional risks related to volatility in crude oil prices. These arrangements are designed to protect us from fluctuations in the price of crude oil; however, we may be subject to payment obligations if truck operators participating in the program do not use all of the fuel volume covered by the arrangements, due to insufficient operator participation in the program or failure by these operators to use enough natural gas fuel, unless the excess fuel volume is fully and timely sold to our other customers. Any obligation to make payments under our commodity swap arrangements would increase our operating expenses and decrease our available cash flow, and any efforts to sell additional gallons to our other customers to avoid such payment obligations could result in lower margins and revenues.

Moreover, even if the Zero Now program achieves its intended goal of facilitating growth in the U.S. heavy-duty truck market, such growth may not positively affect our results for a variety of reasons. For example, if trucks purchased or financed in the program do not meet the minimum fuel purchase obligations under their supply agreements with us for any reason, including an operator experiencing lower-than-anticipated fuel demand or failing to comply with its payment obligations under its supply agreement, then the program would not result in the intended growth in our fuel sales volume and consequent increase in our revenues. Although we have built ANGH, our nationwide network of natural gas truck-friendly fueling stations, some operators may choose to fuel their natural gas vehicles elsewhere due to lack of convenient access, fuel prices or other factors. In that event, we would remain obligated to make payments under the debt agreements we have established in connection with the Zero Now program, which are based on the cost of the trucks purchased or financed in the program and not the amount of fuel volume we actually sell. As a result, we could become subject to significant payments under these debt agreements without a corresponding increase in revenues, in which case our performance and liquidity would be materially adversely affected.
We must effectively manage these risks to obtain the anticipated benefits from our Zero Now truck financing program and achieve our objective of fueling additional natural gas heavy-duty trucks. If we are not successful in meeting these objectives, our business, financial condition and operating results would be materially and adversely affected.
Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.
Gasoline and diesel are today's most prevalent vehicle fuels. Prices for crude oil, which is the commodity used to make gasoline and diesel, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. If the prices of crude oil, gasoline and diesel continue to be low or decline further, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel, then market adoption of natural gas as a vehicle fuel could be slowed or limited. Further, any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the prospects for and success of our industry and our business to materially suffer. In addition, under these pricing conditions, we may not be able to offer our customers an attractive price advantage for CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively affect our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.
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
Natural gas vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. Although we are dependent on these manufacturers to succeed in our target markets, we have no influence over their activities. For example, Cummins Westport is the only natural gas engine manufacturer for the heavy-duty truck market in the United States, and this and other original equipment manufacturers currently produce a relatively small number of natural gas engines and vehicles for the U.S. and Canadian markets. These manufacturers may not decide to expand or maintain, or may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases their cost and limits their availability, which restricts their large-scale adoption, and also reduces their resale value, which may contribute to operator reluctance to convert their vehicles to natural gas. In addition, some operators have communicated to us that the first generation models of the natural gas engines for heavy-duty trucks have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether or not to convert their fleets to natural gas. The success of our business strategies and initiatives depends on sufficient availability and adoption of high-performing natural gas vehicles, and any production failures by the third-party manufacturers of these vehicles or their engines could harm our results of operations, business and prospects.
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
Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively affect our business.
Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG, CNG and LNG as a vehicle fuel. These include the AFTC tax credit under which we generated revenue for our natural gas vehicle fuel sales made through the end of 2017, but which is not available for vehicle fuel sales made after that date, and various government programs that make grant funds available for the purchase of natural gas vehicles and construction of natural gas fueling stations. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate RINs and LCFS Credits by selling RNG, CNG and LNG as a vehicle fuel.
These programs and regulations, which have the effect of encouraging the use of RNG, CNG or LNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels other than natural gas, including lawmakers, regulators, policymakers, environmental or advocacy organizations or other powerful groups, many of which have substantially greater resources and influence than we have, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Further, changes in federal, state or local political, social or economic conditions could result in the modification or repeal of these programs or regulations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs and regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, would harm our operating results and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence of these or similar measures on our business and natural gas vehicle adoption in general remains uncertain, the focus by these groups on zero-emission vehicles over vehicles operating on natural gas would adversely affect the market for natural gas vehicles and our business prospects.
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
A number of businesses are in the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Some of our competitors have substantially greater financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that affects the vehicle fuels market.
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
Our payments of amounts owed under our various debt instruments and the CSA (as defined in Note 12 of this report) will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt.
If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. For instance, we are permitted to issue up to 14.0 million shares of our common stock to repay part of the outstanding principal amount of our outstanding convertible notes due June 2020. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. Additionally, because the agreements governing much of our existing indebtedness contain minimal restrictions on our ability to incur additional debt and do not require us to maintain financial ratios or specified levels of net worth or liquidity, we may seek capital from other sources to service our debt, such as selling assets, restructuring or refinancing our existing debt or obtaining additional equity or debt financing. Our ability to engage in any of these activities, if we decide to do so, would depend on the capital markets and the state of our industry, business and financial condition at the time, and could also subject us to significant risks, which are discussed in these risk factors. Moreover, we may not be able to obtain any additional capital we may pursue on desirable terms, at a desirable time or at all. Any failure to pay our debts when due could result in a default on our debt obligations. In addition, certain of our debt agreements contain restrictive covenants, and any failure by us to comply with these covenants could also cause us to be in default under these agreements.
In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, declare all amounts owed immediately due and payable. Additionally, with respect to any amounts owed under our term credit agreement that are paid by THUSA pursuant to its guaranty rather than by us, THUSA would be permitted to take direct possession of funds paid by fleet operators under any fuel supply agreements we establish in connection with our Zero Now truck financing program. Any such declaration or possession of funds could deplete all or a large portion of our available cash flow, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.
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
Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Any issuances of our common stock or securities convertible into our common stock to raise capital would dilute the ownership interest of our existing stockholders. Any debt financing we may pursue could require us to make significant interest or other payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness and amplify the other risks associated with our existing debt, which are discussed in these risk factors. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our obligations, expenses and strategic initiatives, we could be forced to suspend, delay or curtail our business plans or operating activities or could default on our contractual commitments. Any such outcome could negatively affect our business, performance, liquidity and prospects.
Compliance with greenhouse gas emissions regulations that affect our operations may prove costly and negatively affect our performance and financial condition.
California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. These regulations, if and when adopted and implemented, could affect several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants. For instance, since 2015 California’s AB 32 law, which regulates greenhouse gas emissions from transportation fuels, including emissions associated with the CNG and LNG vehicle fuel we sell, imposes increased compliance costs on utilities, suppliers and/or users of CNG and LNG fuel. See the discussion under “Government Regulation and Environmental Matters - Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations and Production of LNG: Greenhouse Gas Emissions Regulation” in Item 1. Business of our 2018 Form 10-K for information about the implementation of AB 32.
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
NG Advantage’s business consists of transporting and selling CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects. It transports CNG to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also transports CNG between pipelines for customers that desire to take advantage of commodity price differences. NG Advantage faces unique risks, in addition to the other risks discussed in these risk factors:

•	It has a history of net losses and has incurred substantial indebtedness;

•	NG Advantage will need to raise additional capital, which may not be available or may only be available on onerous terms;

•	It has considerable obligations under its arrangements with BP and other customers, and if NG Advantage fails to perform under such arrangements it would be subject to significant liquidated damages;

•	The labor market for truck drivers in very competitive, which increases the difficulty of NG Advantage to meeting its delivery obligations;

•	NG Advantage often transports CNG in trailers over long distances and the trailers may be involved in accidents or roll-overs; and

•	NG Advantage has been targeted by environmental groups who seek to disrupt its activities.
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
We have, and expect to continue to seek, long-term RNG, CNG and LNG station construction, maintenance and fuel sale contracts with various government bodies, which accounted for material portions of our revenue in 2016, 2017, 2018, and the three months ended March 31, 2019. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.
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
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in sudden releases of pressure, which could cause explosions or other damage, or the venting of methane, the emission of which is regulated by some state regulatory agencies and may in the future be regulated by federal and/or additional state regulators. These safety and environmental risks could result in uncontrollable flows of natural gas, fires, explosions, death or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.
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

•
Incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, and any inability to generate sufficient revenue from the transaction or relationship to offset such costs;

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
Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we received no AFTC revenue in 2017, but we received all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018); fluctuations in commodity, station construction and labor costs and natural gas prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.
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
We directly lend to certain qualifying customers a portion, and occasionally all, of the purchase price of natural gas vehicles they agree to buy. This direct financing is in addition to our funding of the incremental cost of natural gas heavy-duty trucks purchased or leased in our Zero Now truck financing program. These financing activities involve a number of risks, including general credit risks associated with equipment finance relationships. For example, financed equipment often consists mostly of vehicles, which are mobile and easily damaged, lost or stolen. In addition, the borrower may default on payments, enter bankruptcy proceedings or liquidate. The materialization of any of these risks could harm our vehicle finance business and our operations and liquidity.
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
Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters in certain parts of the world and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased globally. We cannot predict whether or to what extent natural disasters may occur or increase, nor can we predict the effect such events will have on our operations or the geographic markets in which we operate; however, any increased frequency or severity of these events could increase their overall negative effect on economic conditions in these regions and could also affect our operations if our fueling stations, our LNG plants or our customers’ operations are damaged or otherwise subject to limited operations as a result of such an event. The occurrence of any of these risks could negatively affect our business, performance and liquidity, and could also cause the price of our common stock to decline.
Risks Related to Our Common Stock
A significant portion of our common stock is beneficially owned by a single stockholder that may have interests that differ from yours and that is able to exert significant influence over our corporate decisions, including a change of control.
Following our issuance and sale of our common stock to Total in June 2018, Total holds approximately 25% of our outstanding shares of common stock and the largest ownership position of our Company. In addition, TOTAL was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. TOTAL or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. TOTAL, however, may have interests that differ from yours and may vote or otherwise act in ways with which you disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms you and other stockholders may not find favorable or at a time when you and other stockholders may prefer not to sell.
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
The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed in these risk factors;

•	Our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success;

•	Failure to meet or exceed the financial guidance we have provided to the public or the estimates and projections of the investment community;

•	The success of our Zero Now truck financing program;

•	The market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures, replacements or other changes;

•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.
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

10.131*	Note Purchase Agreement, dated February 15, 2019, between NG Advantage, LLC and Clean Energy

10.132*	Convertible Promissory Note, dated February 15, 2019, between NG Advantage, LLC and Clean Energy

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2019;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2019;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2019; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 9, 2019	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)