Form 10-Q
period 2019-06-30
Clean Energy Fuels Corp.
filed 2019-08-08
CIK 1368265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission File Number: 001-33480
CLEAN ENERGY FUELS CORP.
(Exact name of registrant as specified in its charter)
4675 MacArthur Court, Suite 800, Newport Beach, CA 92660
(Address of principal executive offices, including zip code)
(949) 437-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name each exchange on which registered
Common stock, $0.0001 par value per share	CLNE	Nasdaq Global Select Market
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2019, there were 204,709,929 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION
Item 1.—Financial Statements (Unaudited)
Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data, Unaudited)

	December 31, 2018	June 30, 2019
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$30,624	$41,666
Short-term investments	65,646	66,584
Accounts receivable, net of allowance for doubtful accounts of $1,919 and $2,074 as of December 31, 2018 and June 30, 2019, respectively	68,865	60,567
Other receivables	15,544	9,408
Derivative assets, related party	1,508	655
Inventory	34,975	33,870
Prepaid expenses and other current assets	8,444	9,043
Total current assets	225,606	221,793
Operating lease right-of-use assets	—	24,490
Land, property and equipment, net	350,568	328,630
Long-term portion of restricted cash	4,000	4,848
Notes receivable and other long-term assets, net	17,470	17,968
Long-term portion of derivative assets, related party	8,824	5,041
Investments in other entities	26,079	26,072
Goodwill	64,328	64,328
Intangible assets, net	2,207	1,704
Total assets	$699,082	$694,874
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$4,712	$55,562
Current portion of finance lease obligations	693	654
Current portion of operating lease obligations	—	3,570
Accounts payable	19,024	16,462
Accrued liabilities	48,469	39,763
Deferred revenue	7,361	7,438
Total current liabilities	80,259	123,449
Long-term portion of debt	75,003	24,912
Long-term portion of finance lease obligations	3,776	3,236
Long-term portion of operating lease obligations	—	22,245
Other long-term liabilities	15,035	12,901
Total liabilities	174,073	186,743
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.0001 par value. Authorized 304,000,000 shares as of December 31, 2018 and June 30, 2019, respectively; issued and outstanding 203,599,892 shares and 204,655,146 shares as of December 31, 2018 and June 30, 2019, respectively	20	20
Additional paid-in capital	1,198,769	1,201,340
Accumulated deficit	(688,653)	(704,982)
Accumulated other comprehensive loss	(2,138)	(1,440)
Total Clean Energy Fuels Corp. stockholders’ equity	507,998	494,938
Noncontrolling interest in subsidiary	17,011	13,193
Total stockholders’ equity	525,009	508,131
Total liabilities and stockholders’ equity	$699,082	$694,874
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue:
Product revenue	$61,120	$59,691	$153,371	$128,139
Service revenue	9,347	12,627	19,499	21,877
Total revenue	70,467	72,318	172,870	150,016
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	41,396	40,121	91,595	94,551
Service cost of sales	4,255	7,489	8,852	11,887
Change in fair value of derivative warrants	(70)	(17)	(92)	1,597
Selling, general and administrative	19,938	17,933	38,797	36,368
Depreciation and amortization	13,332	12,605	26,133	25,084
Total operating expenses	78,851	78,131	165,285	169,487
Operating income (loss)	(8,384)	(5,813)	7,585	(19,471)
Interest expense	(4,527)	(1,842)	(9,030)	(3,733)
Interest income	489	567	1,064	1,147
Other income (expense), net	79	93	67	2,764
Loss from equity method investments	(729)	(33)	(2,197)	(500)
Income (loss) before income taxes	(13,072)	(7,028)	(2,511)	(19,793)
Income tax expense	(89)	(66)	(177)	(126)
Net income (loss)	(13,161)	(7,094)	(2,688)	(19,919)
Loss attributable to noncontrolling interest	1,186	1,711	2,935	3,590
Net income (loss) attributable to Clean Energy Fuels Corp.	$(11,975)	$(5,383)	$247	$(16,329)
Income (loss) per share:
Basic	$(0.07)	$(0.03)	$0.00	$(0.08)
Diluted	$(0.07)	$(0.03)	$0.00	$(0.08)
Weighted-average common shares outstanding:
Basic	162,613,316	204,653,723	157,432,786	204,426,459
Diluted	162,613,316	204,653,723	161,682,245	204,426,459
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2019	2018	2019	2018	2019
Net income (loss)	$(11,975)	$(5,383)	$(1,186)	$(1,711)	$(13,161)	$(7,094)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2018 and 2019	(25)	321	—	—	(25)	321
Unrealized gains on available-for-sale securities, net of $0 tax in 2018 and 2019	549	3	—	—	549	3
Total other comprehensive income (loss)	524	324	—	—	524	324
Comprehensive income (loss)	$(11,451)	$(5,059)	$(1,186)	$(1,711)	$(12,637)	$(6,770)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019	2018	2019
Net income (loss)	$247	$(16,329)	$(2,935)	$(3,590)	$(2,688)	$(19,919)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2018 and 2019	(104)	629	—	—	(104)	629
Unrealized gains on available-for-sale securities, net of $0 tax in 2018 and 2019	603	69	—	—	603	69
Total other comprehensive income (loss)	499	698	—	—	499	698
Comprehensive income (loss)	$746	$(15,631)	$(2,935)	$(3,590)	$(2,189)	$(19,221)
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2017	151,650,969	$15	$1,111,432	$(683,570)	$(887)	$22,668	$449,658
Cumulative effect of adopting ASU 2014-09	—	—	—	(1,293)	—	—	(1,293)
Balance, January 1, 2018	151,650,969	15	1,111,432	(684,863)	(887)	22,668	448,365
Issuance of common stock, net of offering costs	863,581	—	110	—	—	—	110
Stock-based compensation	—	—	1,898	—	—	—	1,898
Net income (loss)	—	—	—	12,222	—	(1,749)	10,473
Other comprehensive loss	—	—	—	—	(25)	—	(25)
Balance, March 31, 2018	152,514,550	$15	$1,113,440	$(672,641)	$(912)	$20,919	$460,821
Issuance of common stock, net of offering costs	50,916,228	5	80,753	—	—	—	80,758
Stock-based compensation	—	—	1,208	—	—	—	1,208
Net income (loss)	—	—	—	(11,975)	—	(1,186)	(13,161)
Other comprehensive loss	—	—	—	—	524	—	524
Balance, June 30, 2018	203,430,778	$20	$1,195,401	$(684,616)	$(388)	$19,733	$530,150

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2018	203,599,892	$20	$1,198,769	$(688,653)	$(2,138)	$17,011	$525,009
Issuance of common stock, net of offering costs	1,052,040	—	175	—	—	—	175
Stock-based compensation	—	—	1,246	—	—	—	1,246
Net loss	—	—	—	(10,946)	—	(1,879)	(12,825)
Other comprehensive income	—	—	—	—	374	—	374
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, March 31, 2019	204,651,932	$20	$1,200,418	$(699,599)	$(1,764)	$14,904	$513,979
Issuance of common stock, net of offering costs	3,214	—	4	—	—	—	4
Stock-based compensation	—	—	918	—	—	—	918
Net loss	—	—	—	(5,383)	—	(1,711)	(7,094)
Other comprehensive income	—	—	—	—	324	—	324
Balance, June 30, 2019	204,655,146	$20	$1,201,340	$(704,982)	$(1,440)	$13,193	$508,131
See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(2,688)	$(19,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	26,133	25,084
Provision for doubtful accounts, notes and inventory	407	646
Stock-based compensation expense	3,106	2,164
Change in fair value of derivative instruments	(92)	5,992
Amortization of discount and debt issuance cost	488	(429)
Realized loss on sale of available-for-sale debt securities	103	—
Loss (gain) on disposal of property and equipment	1,048	(3,967)
Loss from equity method investments	2,197	500
Non-cash lease expense	—	1,695
Changes in operating assets and liabilities:
Accounts and other receivables	(2,183)	9,361
Inventory	(2,189)	656
Prepaid expenses and other assets	(1,795)	(1,027)
Operating lease liabilities	—	(1,860)
Accounts payable	(3,448)	560
Deferred revenue	3,269	(2,723)
Accrued expenses and other	(1,432)	(7,950)
Net cash provided by operating activities	22,924	8,783
Cash flows from investing activities:
Purchases of short-term investments	(250,311)	(72,029)
Maturities and sales of short-term investments	180,961	71,666
Purchases of and deposits on property and equipment	(9,830)	(7,743)
Payments on and proceeds from sales of loans receivable	213	(281)
Cash received from sale of certain assets of subsidiary, net	871	5,016
Proceeds from disposal of property and equipment	—	6,337
Net cash (used in) provided by investing activities	(78,096)	2,966
Cash flows from financing activities:
Issuances of common stock	83,419	179
Fees paid for issuances of common stock	(455)	—
Proceeds from debt instruments	6,261	3,394
Repayment of finance lease obligations and debt instruments	(27,724)	(3,533)
Payments for debt issuance costs	—	(29)
Net cash provided by financing activities	61,501	11
Effect of exchange rates on cash, cash equivalents and restricted cash	(130)	130
Net increase in cash, cash equivalents and restricted cash	6,199	11,890
Cash, cash equivalents and restricted cash, beginning of period	37,208	34,624
Cash, cash equivalents and restricted cash, end of period	$43,407	$46,514
Supplemental disclosure of cash flow information:
Income taxes paid	$160	$32
Interest paid, net of approximately $106 and $178 capitalized, respectively	$6,743	$2,590
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
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2019, and results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2018 and 2019. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2018 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Volume -related (1)	$62,642	$66,260	$129,978	$140,788
Station construction sales	5,781	5,943	11,579	9,113
Alternative fuels excise tax credit (“AFTC”)	1,382	—	26,863	—
Other	662	115	4,450	115
Total revenue	$70,467	$72,318	$172,870	$150,016
(1) Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel -to -natural gas price spread resulting from anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three and six months ended June 30, 2019, changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $565 and a loss of $4,395, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $10,825 which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.
For volume -related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2019, were not materially impacted by any factors outside the normal course of business.

As of December 31, 2018 and June 30, 2019, the Company’s contract balances were as follows:

	December 31, 2018	June 30, 2019
Receivables, net	$68,865	$60,567

Contract Assets - Current	$656	$893
Contract Assets - Noncurrent	3,825	3,654
Contract Assets - Total	$4,481	$4,547

Contract Liabilities - Current	$5,513	$4,896
Contract Liabilities - Noncurrent	9,844	7,044
Contract Liabilities - Total	$15,357	$11,940
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
Revenue recognized during the six months ended June 30, 2018 related to the Company’s contract liability balances as of December 31, 2017 was $1,479. The decrease in the contract liability balances for the six months ended June 30, 2019 is primarily driven by billings in excess of revenue recognized, offset by $4,412 of revenue recognized related to the Company’s contract liability balances as of December 31, 2018.
Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary
SAFE&CEC S.r.l.
On November 26, 2017, the Company, through its former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor subsidiaries, CEC and SAFE S.p.A, in a new company known as “SAFE&CEC S.r.l.” (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.
The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss from this investment of $706 and $6 for the three months ended June 30, 2018 and 2019, respectively, and $2,147 and $446 for the six months ended June 30, 2018 and 2019, respectively. The Company has an investment balance in SAFE&CEC S.r.l. of $23,372 and $23,419 as of December 31, 2018 and June 30, 2019, respectively.

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
On October 1, 2018, the Company purchased 1,000,001 common units from NG Advantage for an aggregate cash purchase price of $5,000. This purchase increased Clean Energy’s controlling interest in NG Advantage from 53.5% to 61.7%.
In each month from November 2018 through February 2019, the Company was issued 100,000 additional common units of NG Advantage, for a total of 400,000 common units, pursuant to the guaranty agreement entered in February 2018. The issuance of 400,000 additional common units increased the Company’s controlling interest in NG Advantage to 64.6% as of June 30, 2019.
On February 15, 2019, NG Advantage and the Company entered into a transaction pursuant to which the Company agreed to lend to NG Advantage up to $5,000 in accordance with the terms of a delayed draw convertible promissory note (the “2019 Note”). NG Advantage simultaneously drew $2,500 under the 2019 Note, and on April 15, 2019, NG Advantage drew the remaining $2,500 under the 2019 Note. As discussed below, on June 28, 2019, all unpaid principal and accrued interest under the 2019 Note was subsumed within the 2019 Convertible Note (as defined below).
On May 17, 2019, the Company agreed to lend to NG Advantage up to $500 in accordance with the terms of the promissory note (the “2019 Bridge Loan”). On June 11, 2019, NG Advantage drew $144 under the 2019 Bridge Loan. As discussed below, on June 28, 2019, all unpaid principal and accrued interest under the 2019 Bridge Loan was subsumed within the 2019 Convertible Note.
On June 28, 2019, the Company agreed to lend to NG Advantage up to $15,188 in accordance with the terms of the convertible promissory note (the “2019 Convertible Note”). NG Advantage simultaneously drew $3,500 under the 2019 Convertible Note. The outstanding principal and accrued interest under the 2019 Note and 2019 Bridge Loan were incorporated into the 2019 Convertible Note, which resulted in the cancellation of the 2019 Note and 2019 Bridge Loan. All unpaid principal and accrued interest is due on the earlier of December 31, 2019 or in the event of default. In connection with the 2019 Convertible Note, NG Advantage issued to the Company a warrant to purchase 86,879 common units. As of June 30, 2019, NG Advantage had an outstanding balance of $8,688 under the 2019 Convertible Note. This intercompany transaction has been eliminated in consolidation.
The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $1,186 and $1,711 for the three months ended June 30, 2018 and 2019, respectively and $2,935 and $3,590 for the six months ended June 30, 2018 and 2019, respectively. The value of the noncontrolling interest was $17,011 and $13,193 as of December 31, 2018 and June 30, 2019, respectively.

Note 4—Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31, 2018	June 30, 2019
Current assets:
Cash and cash equivalents	$29,844	$40,886
Restricted cash - standby letter of credit	30	30
Restricted cash - held in escrow	750	750
Total cash, cash equivalents and current portion of restricted cash	$30,624	$41,666

Long-term assets:
Restricted cash - standby letter of credit	$4,000	$4,000
Restricted cash - held in escrow	—	848
Total long-term portion of restricted cash	$4,000	$4,848

Total cash, cash equivalents and restricted cash	$34,624	$46,514
The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.
The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $28,524 and $39,556 as of December 31, 2018 and June 30, 2019, respectively.
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
The Company reviews available-for-sale debt securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2019, the Company believes its carrying values for its available-for-sale debt securities are properly recorded.
Short-term investments as of December 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds and notes	$9,210	$(19)	$9,191
Zero coupon bonds	29,823	(28)	29,795
Corporate bonds	26,175	(22)	26,153
Certificates of deposit	507	—	507
Total short-term investments	$65,715	$(69)	$65,646

Short-term investments as of June 30, 2019 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Municipal bonds and notes	$15,265	$2	$15,267
Zero coupon bonds	35,514	(2)	35,512
Corporate bonds	15,288	—	15,288
Certificates of deposit	517	—	517
Total short-term investments	$66,584	$—	$66,584
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
During the six months ended June 30, 2019, the Company entered into fueling agreements with fleet operators under the Zero Now truck financing program. The fueling agreements contain a pricing feature indexed to diesel, which the Company evaluated to be embedded derivatives and recorded at fair value at the time of execution with the changes in fair value of the embedded derivatives recognized as earnings in “Product revenue” in the accompanying condensed consolidated statements of operations.
Derivatives as of December 31, 2018 consisted of the following:

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,508	$—	$1,508
Long-term portion of derivative assets, related party	8,824	—	8,824
Total derivative assets	$10,332	$—	$10,332
Derivatives and embedded derivatives as of June 30, 2019 consisted of the following:

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$655	$—	$655
Long-term portion of derivative assets, related party	5,041	—	5,041
Fueling agreements:
Prepaid expenses and other current assets	134	—	134
Notes receivable and other long-term assets, net	316	—	316
Total derivative assets	$6,146	$—	$6,146
As of December 31, 2018 and June 30, 2019, the Company had a total volume on open commodity swap contracts of 25.0 million and 24.4 million diesel gallons at a weighted -average price of approximately $3.18 and $2.82 per gallon, respectively.

The following table reflects the weighted -average price of open commodity swap contracts as of December 31, 2018 and June 30, 2019, by year with associated volumes, respectively:

	December 31, 2018		June 30, 2019
Year	Volumes (Diesel Gallons)	Weighted -Average Price per Diesel Gallon	Volumes (Diesel Gallons)	Weighted -Average Price per Diesel Gallon
2019	3,125,000	$3.18	2,500,000	$2.92
2020	5,000,000	$3.18	5,000,000	$2.82
2021	5,000,000	$3.18	5,000,000	$2.82
2022	5,000,000	$3.18	5,000,000	$2.82
2023	5,000,000	$3.18	5,000,000	$2.82
2024	1,875,000	$3.18	1,875,000	$2.62
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
The Company used the income approach to value its outstanding commodity swap contracts and embedded derivatives in its fueling agreements under the Zero Now truck financing program (see Note 6). Under the income approach, the Company used a discounted cash flow (“DCF”) model in which cash flows anticipated over the term of the contracts are discounted to their present value using an expected discount rate. The discount rate used for cash flows reflects the specific risks in spot and forward rates and credit valuation adjustments. This valuation approach is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments are Ultra-Low Sulfur Diesel (“ULSD”) forward prices and differentials from ULSD to Petroleum Administration for Defense District (“PADD”) regions. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the ULSD forward prices is accompanied by a directionally opposite but less extreme change in the ULSD-PADD differential.
The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2018 and June 30, 2019, respectively:

	December 31, 2018		June 30, 2019
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.71 - $1.79	$1.75	$1.80 - $1.86	$1.83
Historical Differential to PADD 3 Diesel	$0.76 - $1.16	$0.89	$0.76 - $1.16	$0.90
Historical Differential to PADD 5 Diesel	$1.22 - $2.12	$1.55	$1.25 - $2.30	$1.65

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of June 30, 2019:

	June 30, 2019
Significant Unobservable Inputs	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.80 - $1.86	$1.83
Historical Differential to PADD 5 Diesel	$1.25 - $2.30	$1.65
Historical Differential to PADD 1B Diesel	$1.00 - $1.60	$1.26
The Company’s liability-classified warrants, which were all issued by NG Advantage, are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market.
There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2018 or June 30, 2019.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2019, respectively:

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$9,191	$—	$9,191	$—
Zero coupon bonds	29,795	—	29,795	—
Corporate bonds	26,153	—	26,153	—
Certificates of deposit (1)	507	—	507	—
Commodity swap contracts (2)	10,332	—	—	10,332
Embedded derivatives (3)	—	—	—	—
Liabilities:
Warrants (4)	$1,079	$—	$—	$1,079

	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities (1):
Municipal bonds and notes	$15,267	$—	$15,267	$—
Zero coupon bonds	35,512	—	35,512	—
Corporate bonds	15,288	—	15,288	—
Certificates of deposit (1)	517	—	517	—
Commodity swap contracts (2)	5,696	—	—	5,696
Embedded derivatives (3)	450	—	—	450
Liabilities:
Warrants (4)	$2,676	$—	$—	$2,676
(1)  Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2) Included in “Derivative assets, related party” and “Long-term portion of derivative assets, related party” in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)  Included in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net” in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(4)  Included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3):

	Assets: Commodity Swap Contracts	Assets: Embedded Derivatives	Liabilities: Warrants
Balance as of December 31, 2017	$—	$—	$(536)
Gain (loss) included in earnings	—	—	92
Balance as of June 30, 2018	$—	$—	$(444)

Balance as of December 31, 2018	$10,332	$—	$(1,079)
Settlements, net	209	—	—
Gain (loss) included in earnings	(4,845)	450	(1,597)
Balance as of June 30, 2019	$5,696	$450	$(2,676)
Other Financial Assets and Liabilities
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2018 and June 30, 2019. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.
Note 8—Other Receivables
Other receivables as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31, 2018	June 30, 2019
Loans to customers to finance vehicle purchases	$276	$1,821
Accrued customer billings	6,261	5,897
Fuel tax credits	434	434
Other	8,573	1,256
Total other receivables	$15,544	$9,408
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
Inventory as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31, 2018	June 30, 2019
Raw materials and spare parts	$34,890	$33,781
Finished goods	85	89
Total inventory	$34,975	$33,870

Note 10—Land, Property and Equipment
Land, property and equipment as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31, 2018	June 30, 2019
Land	$3,681	$3,681
LNG liquefaction plants	94,633	94,633
Station equipment	319,119	315,547
Trailers	75,901	75,242
Other equipment	97,268	98,424
Construction in progress	73,485	75,995
	664,087	663,522
Less: accumulated depreciation	(313,519)	(334,892)
Total land, property and equipment, net	$350,568	$328,630
Included in “Land, property and equipment, net” are capitalized software costs of $29,344 and $29,987 as of December 31, 2018 and June 30, 2019, respectively. Accumulated amortization of the capitalized software costs is $22,472 and $24,568 as of December 31, 2018 and June 30, 2019, respectively.
The Company recorded amortization expense related to the capitalized software costs of $955 and $1,064 for the three months ended June 30, 2018 and 2019, respectively, and $1,673 and $2,099 for the six months ended June 30, 2018 and 2019, respectively.
As of June 30, 2018 and 2019, $1,536 and $817, respectively, are included in “Accounts payable” and “Accrued liabilities,” which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 11—Accrued Liabilities
Accrued liabilities as of December 31, 2018 and June 30, 2019 consisted of the following:

	December 31, 2018	June 30, 2019
Accrued alternative fuels incentives	$6,923	$6,212
Accrued employee benefits	2,248	3,009
Accrued interest	78	1,142
Accrued gas and equipment purchases	12,833	7,774
Accrued property and other taxes	3,397	4,605
Accrued salaries and wages	8,609	5,681
Other	14,381	11,340
Total accrued liabilities	$48,469	$39,763

Note 12—Debt
Debt obligations as of December 31, 2018 and June 30, 2019 consisted of the following and are further discussed below:

	December 31, 2018
	Principal Balances	Unamortized Debt Financing Costs	Balance, Net of Financing Costs
7.5% Notes	$50,000	$58	$49,942
NG Advantage debt	28,904	155	28,749
Other debt	1,024	—	1,024
Total debt	79,928	213	79,715
Less amounts due within one year	(4,811)	(99)	(4,712)
Total long-term debt	$75,117	$114	$75,003

	June 30, 2019
	Principal Balances	Unamortized Debt Financing Costs	Balance Net of Financing Costs
7.5% Notes	$50,000	$38	$49,962
NG Advantage debt	29,726	126	29,600
Other debt	912	—	912
Total debt	80,638	164	80,474
Less amounts due within one year	(55,620)	(58)	(55,562)
Total long-term debt	$25,018	$106	$24,912
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
The 7.5% Notes include customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of June 30, 2019.
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

As a result of the foregoing transactions, as of June 30, 2019, (i) GEIH held 7.5% Notes in an aggregate principal amount of $32,906, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $17,094, all of which are due June 2020.
Plains Credit Facility
On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which, as amended on December 6, 2017, has a maturity date of September 30, 2019. Pursuant to the Plains LSA, Plains agreed to lend the Company up to $50,000 on a revolving basis from time to time (the “Credit Facility”). The Company had no amounts outstanding under the Credit Facility as of June 30, 2019.
Interest on the Plains Note is payable monthly and accrues at a rate equal to the greater of (i) the then-current LIBOR rate plus 2.30% or (ii) 2.70%. As collateral security for the prompt payment in full when due of the Company’s obligations to Plains under the Plains LSA and the Plains Note, the Company pledged to and granted Plains a security interest in all of its right, title and interest in the cash and corporate and municipal bonds that the Company holds in an account at Plains. There are certain covenants and events of default associated with the Plains LSA. No events of default under the Plains LSA had occurred as of June 30, 2019.
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
The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. The Company has not drawn down on the SG Facility and no events of defaults had occurred as of June 30, 2019.
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
Other Debt
The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02%, with weighted -average interest rates of 4.78% and 4.78% as of December 31, 2018 and June 30, 2019, respectively.
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

The information required to compute basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Weighted-average common shares outstanding	162,613,316	204,653,723	157,432,786	204,426,459
Dilutive effect of potential common shares from restricted stock units and stock options	—	—	4,249,459	—
Weighted-average common shares outstanding -diluted	162,613,316	204,653,723	161,682,245	204,426,459
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Stock options	10,127,427	10,192,762	8,329,642	10,192,762
Convertible notes	13,409,242	3,164,557	13,409,242	3,164,557
Restricted stock units	2,451,674	1,289,751	2,451,674	1,289,751
Total	25,988,343	14,647,070	24,190,558	14,647,070
Note 14—Stock-Based Compensation
The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Stock-based compensation expense, net of $0 tax in 2018 and 2019	$1,208	$918	$3,106	$2,164
As of June 30, 2019, there was $4,643 of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.74 years.
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
Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2019, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.
Note 16—Income Taxes
The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.
The Company’s income tax expense was $89 and $66 for the three months ended June 30, 2018 and 2019, respectively and $177 and $126 for the six months ended June 30, 2018 and 2019, respectively. Tax expense for all periods was comprised of taxes due on the Company’s U.S. and foreign operations. The decrease in the Company’s income tax expense for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily due to a reduction in the Company’s expected state tax expense. The effective tax rates for the three and six months ended June 30, 2018 and 2019 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.
The Company increased its liability for unrecognized tax benefits in the six months ended June 30, 2018 by $2,689. This increase is the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers during the year ended December 31, 2017. The net interest incurred was immaterial for both the three and six months ended June 30, 2018 and 2019, respectively.
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
Lessee Accounting
As of June 30, 2019, the Company’s finance and operating lease asset and liability balances were as follows:

June 30, 2019
Finance leases:
Land, property and equipment, gross	$5,917
Accumulated depreciation	(1,927)
Land, property and equipment, net	$3,990

Current portion of finance lease obligations	$654
Long-term portion of finance lease obligations	3,236
Total finance lease liabilities	$3,890

Operating leases:
Operating lease right-of-use assets (1)	$24,490

Current portion of operating lease obligations	$3,570
Long-term portion of operating lease obligations	22,245
Total operating lease liabilities	$25,815

(1) The Company’s operating lease ROU assets are comprised of the following:

	June 30, 2019
	Assets	Liabilities
Real estate for fueling stations	$18,432	$18,432
LNG plant, office spaces and warehouses	6,048	7,373
Office equipment	10	10
Total operating lease right-of-use assets	$24,490	$25,815
The components of lease expense for finance and operating leases consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance leases:
Depreciation on assets under finance leases	$105	$364
Interest on lease liabilities	50	99
Total finance leases expense	$155	$463

Operating leases:
Lease expense	$1,618	$3,101
Lease expense on short-term leases	485	1,587
Variable lease expense	699	1,330
Sublease income	(52)	(103)
Total operating leases expense	$2,750	$5,915
Supplemental information on finance and operating leases are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating cash outflows from finance leases	$(49)	$(98)
Operating cash outflows from operating leases	$(710)	$(1,860)
Financing cash outflows from finance leases	$(665)	$(849)

Assets obtained in exchange for new finance lease liabilities (1)	$134	$263
ROU assets obtained in exchange for new operating lease liabilities (1)	$1,732	$1,732

	June 30, 2019
Weighted-average remaining lease term - finance leases	4.91 years
Weighted-average remaining lease term - operating leases	11.24 years

Weighted-average discount rate - finance leases	4.72%
Weighted-average discount rate - operating leases	8.20%
(1) These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

The following schedule represents the Company’s maturities of finance and operating lease liabilities as of June 30, 2019:

	Finance Leases	Operating Leases
Fiscal year:
2019	$437	$2,808
2020	752	4,627
2021	662	3,720
2022	555	2,809
2023	479	2,807
Thereafter	1,610	24,242
Total minimum lease payments	4,495	41,013
Less amount representing interest	(605)	(15,198)
Present value of lease liabilities	$3,890	$25,815
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
During the three and six months ended June 30, 2019, the Company recognized $37 and $73, respectively, in “Interest income” on its lease receivables.
The following schedule represents the Company’s maturities of lease receivables as of June 30, 2019:

Fiscal year:
2019	$93
2020	186
2021	186
2022	186
2023	186
Thereafter	1,240
Total minimum lease payments	2,077
Less amount representing interest	(1,007)
Present value of lease receivables	$1,070
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
Rent expense totaled $1,698 and $3,225 for the three and six months ended June 30, 2018, respectively.
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
The ASC 842 adoption adjustments are as follows:

	Balance as of December 31, 2018	Adjustments Due to ASC 842	Balance as of January 1, 2019
Operating lease right-of-use assets	$—	$24,453	$24,453
Operating lease obligations	$—	$25,943	$25,943
Accrued liabilities	$48,469	$(496)	$47,973
Other long-term liabilities	$15,035	$(994)	$14,041
The ASC 842 adoption adjustments on the accompanying condensed consolidated balance sheet as of June 30, 2019 are as follows:

	June 30, 2019
	Balance before ASC 842 Adoption	Effect of Change	As Reported
Operating lease right-of-use assets	$—	$24,490	$24,490
Current portion of operating lease obligations	$—	$3,570	$3,570
Long-term portion of operating lease obligations	$—	$22,245	$22,245
Accrued liabilities	$40,294	$(531)	$39,763
Other long-term liabilities	$13,611	$(710)	$12,901

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
Our principal business is supplying RNG, CNG and LNG (RNG can be delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing O&M services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in the BP Transaction), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with Landi Renzo S.p.A.’s natural gas fueling compressor manufacturing business in a newly formed company, in the CEC Combination).
We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of June 30, 2019, we served over 1,000 fleet customers operating over 47,000 natural gas vehicles, and we currently own, operate or supply approximately 540 natural gas fueling stations in 41 states in the United States and four provinces in Canada.
Performance Overview
This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.
Sources of Revenue
The following table represents our sources of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue (in millions)	2018	2019	2018	2019
Volume -related (1)	$62.6	$66.3	$130.0	$140.8
Station construction sales	5.8	5.9	11.6	9.1
AFTC (2)	1.4	—	26.9	—
Other	0.7	0.1	4.4	0.1
Total revenue	$70.5	$72.3	$172.9	$150.0
(1) Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and our derivative instruments consist of commodity swap contracts (see Note 6 to the accompanying condensed consolidated financial statements for more information). The following table summarizes our volume-related revenue in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue (in millions)	2018	2019	2018	2019
Fuel sales and performance of O&M services	$57.8	$57.6	$119.6	$127.2
Change in fair value of derivative instruments	—	0.6	—	(4.4)
RIN Credits	3.1	5.1	$6.5	$11.2
LCFS Credits	1.7	3.0	3.9	6.8
Total volume -related revenue	$62.6	$66.3	$130.0	$140.8
(2) Represents a federal alternative fuels tax credit that we refer to as “AFTC,” which on February 9, 2018, was retroactively reinstated for vehicle fuel sales made in 2017. AFTC is not currently available, and may not be reinstated, for vehicle fuel sales made after December 31, 2017.
Key Operating Data
In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers as fuel, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) for periods before completion of the BP Transaction, our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our former RNG production facilities, which we sold in the BP Transaction), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables present our key operating data for the years ended December 31, 2016, 2017, and 2018 and for the three and six months ended June 30, 2018 and 2019:

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018	Three Months Ended June 30, 2018	Three Months Ended June 30, 2019	Six Months Ended June 30, 2018	Six Months Ended June 30, 2019
CNG (1)	259.2	283.4	299.5	73.8	83.8	144.6	162.3
LNG	66.8	66.1	66.0	15.6	15.8	29.9	32.5
RNG (2)	3.0	1.9	—	—	—	—	—
Total	329.0	351.4	365.5	89.4	99.6	174.5	194.8

Gasoline gallon equivalents delivered (in millions)	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018	Three Months Ended June 30, 2018	Three Months Ended June 30, 2019	Six Months Ended June 30, 2018	Six Months Ended June 30, 2019
O&M services	176.6	199.5	206.1	52.4	53.5	101.2	103.3
Fuel (1)	128.5	127.3	133.6	30.5	39.6	60.6	78.8
Fuel and O&M services (3)	23.9	24.6	25.8	6.5	6.5	12.7	12.7
Total	329.0	351.4	365.5	89.4	99.6	174.5	194.8

Other operating data (in millions)	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018	Three Months Ended June 30, 2018	Three Months Ended June 30, 2019	Six Months Ended June 30, 2018	Six Months Ended June 30, 2019
Station construction cost of sales	$57.0	$47.0	$25.1	$6.0	$6.3	$11.9	$10.1
Gross margin (4)	$147.1	$85.8	$133.5	$24.8	$24.7	$72.4	$43.6
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(12.2)	$(79.2)	$(3.8)	$(12.0)	$(5.4)	$0.2	$(16.3)
(1) As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.5 million, and 0.5 million, for the years ended December 31, 2016, 2017, and 2018, respectively, 0.1 million and 0.1 million for the three months ended June 30, 2018 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2018 and 2019, respectively.
(2) Represents RNG sold as non-vehicle fuel. RNG, sold as vehicle fuel, is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold. GGEs of Redeem sold were 58.6 million, 78.5 million, and 110.1 million for the years ended December 31, 2016, 2017, and 2018, respectively, 24.0 million and 38.9 million for the three months ended June 30, 2018 and 2019, respectively, and 42.4 million and 73.5 million for the six months ended June 30, 2018 and 2019, respectively.
(3) Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.
(4) Includes the following amounts of AFTC revenue: $26.6 million, $0.0 million, and $26.7 million for the years ended December 31, 2016, 2017, and 2018, respectively, and $1.4 million and $26.9 million for the three and six months ended June 30, 2018, respectively.
Recent Developments
On February 15, 2019, we agreed to lend to NG Advantage up to $5,000 in accordance with the terms of a delayed draw convertible promissory note (the “2019 Note”). NG Advantage simultaneously drew $2,500 under the 2019 Note, and on April 15, 2019, NG Advantage drew the remaining $2,500 under the 2019 Note. As discussed below, on June 28, 2019, the 2019 Note was subsumed within the 2019 Convertible Note.
On May 17, 2019, we agreed to lend to NG Advantage up to $500 in accordance with the terms of the promissory note (the “2019 Bridge Loan”). On June 11, 2019, NG Advantage drew $144 under the 2019 Bridge Loan. As discussed below, on June 28, 2019, the 2019 Bridge Loan was subsumed within the 2019 Convertible Note.
On June 28, 2019, we agreed to lend to NG Advantage up to $15,188 in accordance with the terms of a convertible promissory note (the “2019 Convertible Note”). NG Advantage simultaneously drew $3,500 under the 2019 Convertible Note. The outstanding principal and accrued interest under the 2019 Note and 2019 Bridge Loan were incorporated into the 2019 Convertible Note which resulted in the cancellation of the 2019 Note and 2019 Bridge Loan. All unpaid principal and accrued interest is due on the earlier of December 31, 2019 or in the event of default. In connection with the 2019 Convertible Note, NG Advantage issued to the Company a warrant to purchase 86,879 common units. As of June 30, 2019, NG Advantage had an outstanding balance of $8,688 under the 2019 Convertible Note.
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
Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Since approximately the beginning of June 2019, market prices for RINs have trended lower, and this may continue.
Debt Compliance
Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain non-financial covenants with which we must comply. As of June 30, 2019, we were in compliance with all of these covenants.
Risk Management Activities
Our risk management activities are discussed in the MD&A contained in our 2018 Form 10-K. In the six months ended June 30, 2019, there were no material changes to these activities.
Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Revenue recognition;

•	Impairment of goodwill and long-lived assets;

•	Income taxes; and

•	Fair value measurements.
These critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2018 Form 10-K, except that effective January 1, 2019, we adopted new guidance for lease accounting that superseded the previous guidance. The new guidance and its affect is described Notes 18 and 20 to the accompanying condensed consolidated financial statements, respectively. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2018 Form 10-K.
Recently Issued and Adopted Accounting Standards
See Note 20 to the accompanying condensed consolidated financial statements for a description of recently issued and adopted accounting standards.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The discussions below compare our results of operations in the three months ended June 30, 2019 and 2018. Historical results are not indicative of the results to be expected in the current period or any future period.
The table below presents, for each period, each line item of our statement of operations data as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Three Months Ended June 30,
	2018	2019
Statement of Operations Data:
Revenue:
Product revenue	86.7%	82.5%
Service revenue	13.3	17.5
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	58.7	55.5
Service cost of sales	6.0	10.4
Change in fair value of derivative warrants	(0.1)	—
Selling, general and administrative	28.3	24.8
Depreciation and amortization	18.9	17.4
Total operating expenses	111.8	108.1
Operating income (loss)	(11.8)	(8.1)
Interest expense	(6.4)	(2.5)
Interest income	0.7	0.8
Other income (expense), net	0.1	0.1
Loss from equity method investments	(1.0)	—
Income (loss) before income taxes	(18.4)	(9.7)
Income tax expense	(0.1)	(0.1)
Net income (loss)	(18.5)	(9.8)
Loss attributable to noncontrolling interest	1.7	2.4
Net income (loss) attributable to Clean Energy Fuels Corp.	(16.8)%	(7.4)%
Revenue. Revenue increased by $1.9 million to $72.3 million in the three months ended June 30, 2019, from $70.5 million in the three months ended June 30, 2018. This increase was due to increased volume -related revenue primarily from sales of RINs and LCFS Credits.
Volume -related revenue increased by $3.7 million between periods, primarily due to an increase in gallons delivered offset by a lower effective price per gallon between periods. Additionally, there was a $0.6 million increase in fair value of our commodity swap and customer contracts related to our Zero Now truck financing program (see Note 6 to the accompanying condensed consolidated financial statements for more information).
Our effective price per gallon charged was $0.66, excluding a $0.6 million change in fair value of derivative instruments discussed above for the three months ended June 30, 2019, a $0.04 per gallon decrease from $0.70 per gallon for the three months ended June 30, 2018. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG, and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon between periods was due to a decrease in natural gas prices and fuel price mix.
Station construction sales increased by $0.1 million between periods due to increased construction activities.

AFTC revenue decreased by $1.4 million between periods due to the absence of AFTC in 2019 and our recognition in 2018 of AFTC revenue for all of the vehicle fuel we sold in 2017.
Cost of sales. Cost of sales increased by $2.0 million to $47.6 million in the three months ended June 30, 2019, from $45.7 million in the three months ended June 30, 2018. This increase was due to a $3.1 million increase in gas commodity costs due to the increase in gallons delivered. This increase was partially offset by a $0.6 million decrease in costs to purchase used heavy -duty trucks that we sold to our customers.
Our effective cost per gallon decreased by $0.02 per gallon between periods, to $0.42 per gallon in the three months ended June 30, 2019 from $0.44 per gallon in the three months ended June 30, 2018. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was due to a decrease in natural gas prices and transportation costs.
Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which have been issued by our subsidiary, NG Advantage, was immaterial in the three months ended June 30, 2019.
Selling, general and administrative. Selling, general and administrative expenses decreased by $2.0 million to $17.9 million in the three months ended June 30, 2019, from $19.9 million in the three months ended June 30, 2018. This decrease was primarily driven by continued cost reduction efforts.
Depreciation and amortization. Depreciation and amortization decreased by $0.7 million to $12.6 million in the three months ended June 30, 2019, from $13.3 million in the three months ended June 30, 2018, primarily due to increases in disposals of assets.
Interest expense. Interest expense decreased by $2.7 million to $1.8 million in the three months ended June 30, 2019, from $4.5 million in the three months ended June 30, 2018. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net. Other income (expense), net increased by less than $0.1 million between periods.
Loss from equity method investments. Loss from equity method investments decreased by $0.7 million between periods, which was primarily attributable to improved operating results from SAFE&CEC S.r.l.
Income tax expense. Income tax expense decreased between periods, primarily due to a reduction in the Company’s expected state tax expense.
Loss attributable to noncontrolling interest.  During the three months ended June 30, 2018 and 2019, we recorded a $1.2 million and $1.7 million reversal of loss, respectively, for the noncontrolling interest in the net loss of our subsidiary, NG Advantage LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 46.5% and 35.4% minority interest that was held by third parties during the 2018 and 2019 periods, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
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

	Six Months Ended June 30,
	2018	2019
Statement of Operations Data:
Revenue:
Product revenue	88.7%	85.4%
Service revenue	11.3	14.6
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	53.0	63.0
Service cost of sales	5.1	7.9
Change in fair value of derivative warrants	(0.1)	1.1
Selling, general and administrative	22.5	24.2
Depreciation and amortization	15.1	16.7
Total operating expenses	95.6	112.9
Operating income (loss)	4.4	(12.9)
Interest expense	(5.2)	(2.5)
Interest income	0.6	0.8
Other income (expense), net	0.0	1.8
Loss from equity method investments	(1.3)	(0.3)
Income (loss) before income taxes	(1.5)	(13.1)
Income tax expense	(0.1)	(0.1)
Net income (loss)	(1.6)	(13.2)
Loss attributable to noncontrolling interest	1.7	2.4
Net income (loss) attributable to Clean Energy Fuels Corp.	0.1%	(10.8)%
Revenue. Revenue decreased by $22.9 million to $150.0 million in the six months ended June 30, 2019, from $172.9 million in the six months ended June 30, 2018. This decrease was due to the absence in 2019 of AFTC revenue and sales of used natural gas heavy -duty trucks in addition to lower station construction sales in 2019. These decreases were offset by increased volume -related revenue in 2019 due to higher volumes and sales of RINs and LCFS Credits.
Volume -related revenue increased by $10.8 million between periods, primarily due to a higher effective price per gallon charged and an increase in gallons delivered between periods. These increases were offset by a $(4.4) million decrease in fair value of our commodity swap and customer contracts related to our Zero Now truck financing program (see Note 6 to the accompanying condensed consolidated financial statements for more information).
Our effective price per gallon charged was $0.75, excluding a $(4.4) million change in fair value of derivative instruments discussed above for the six months ended June 30, 2019, a $0.01 per gallon increase from $0.74 per gallon for the six months ended June 30, 2018. The increase in our effective price per gallon between periods was due to higher natural gas prices and higher revenue from sales of RINs and LCFS Credits.
Station construction sales decreased by $2.5 million between periods, principally due to fewer full station projects in process.
AFTC revenue decreased by $26.9 million between periods due to the absence of AFTC in 2019 and our recognition in 2018 of AFTC revenue for all of the vehicle fuel we sold in 2017.

Cost of sales. Cost of sales increased by $6.0 million to $106.4 million in the six months ended June 30, 2019, from $100.4 million in the six months ended June 30, 2018. This increase was due to a $14.6 million increase in gas commodity costs due to the increase in gallons delivered and our effective cost per gallon. This increase was partially offset by a $4.5 million decrease in costs to purchase used heavy -duty trucks that we sold to our customers and a $1.8 million decrease in station construction costs due to lower station construction sales.
Our effective cost per gallon increased by $0.01 per gallon between periods, to $0.49 per gallon in the six months ended June 30, 2019 from $0.48 per gallon in the six months ended June 30, 2018. The increase in our effective cost per gallon was due to an increase in natural gas prices and transportation costs.
Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which have been issued by our subsidiary, NG Advantage, increased to $1.6 million of expense in the six months ended June 30, 2019, from an immaterial amount of income in the six months ended June 30, 2018, due to the majority of the warrants being in-the-money during 2019 and additional issuances.
Selling, general and administrative. Selling, general and administrative expenses decreased by $2.4 million to $36.4 million in the six months ended June 30, 2019, from $38.8 million in the six months ended June 30, 2018. This decrease was primarily driven by continued cost reduction efforts.
Depreciation and amortization. Depreciation and amortization decreased by $1.0 million to $25.1 million in the six months ended June 30, 2019, from $26.1 million in the six months ended June 30, 2018, primarily due to increases in disposals of assets.
Interest expense. Interest expense decreased by $5.3 million to $3.7 million in the six months ended June 30, 2019, from $9.0 million in the six months ended June 30, 2018. This decrease was primarily due to a reduction of outstanding indebtedness between periods.
Other income (expense), net. Other income (expense), net increased by $2.7 million between periods, which was attributable to an increase in gains recorded from disposals of assets.
Loss from equity method investments. Loss from equity method investments decreased by $1.6 million between periods, which was primarily attributable to improved operating results from SAFE&CEC S.r.l.
Income tax expense. Income tax expense decreased between periods, primarily due to a reduction in the Company’s expected state tax expense.
Loss attributable to noncontrolling interest.  During the six months ended June 30, 2018 and 2019, we recorded a $2.9 million and $3.6 million reversal of loss, respectively, for the noncontrolling interest in the net loss of our subsidiary, NG Advantage. The noncontrolling interest in NG Advantage represents a 46.5% and 35.4% minority interest that was held by third parties during the 2018 and 2019 periods, respectively.

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
Cash Flows
Cash provided by operating activities was $8.8 million in the six months ended June 30, 2019, compared to $22.9 million provided by operating activities in the comparable 2018 period. The decrease in cash provided by operating activities was primarily attributable to the AFTC revenue collected in June 2018 and changes in working capital resulting from the timing of receipts and payments of cash.
Cash provided by investing activities was $3.0 million in the six months ended June 30, 2019, compared to $78.1 million used by investing activities in the comparable 2018 period. The increase in cash provided by investing activities was attributable to a decrease in purchases of short-term investments from the comparable period, proceeds from property and equipment disposals and an increase in earn-out proceeds received in connection with the BP Transaction.
Cash provided by financing activities in the six months ended June 30, 2019 was less than $0.1 million, compared to $61.5 million provided by financing activities in the comparable 2018 period. The decrease in cash provided by financing activities was primarily attributable to proceeds from stock issuances, net of fees, related to the Total Private Placement and lower proceeds from debt incurred by NG Advantage.
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
In addition, NG Advantage may spend as much as $28.0 million in 2019 to purchase additional CNG trailers and equipment in support of its operations and customer contracts; NG Advantage has sought financing from third parties for these capital expenditures; we have provided, and may continue to provide, financing for these capital expenditures.
We had total indebtedness comprising of our debt and finance leases of approximately $84.5 million in principal amount as of June 30, 2019, of which approximately $3.1 million, $55.9 million, $5.5 million, $5.4 million, $10.2 million and $4.4 million is expected to become due in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $7.3 million in 2019, $2.8 million of which had been paid when due as of June 30, 2019.
We also have indebtedness, including the amount representing interest, from our operating leases of approximately $41.0 million as of June 30, 2019, of which approximately $2.8 million, $4.6 million, $3.7 million, $2.8 million, $2.8 million and $24.2 million is expected to become due in 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.
In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount based on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates. As of June 30, 2019 we are permitted to issue up to 14.0 million shares of common stock to repay part of the outstanding principal amount of certain of our convertible notes. Although we believe we have sufficient liquidity and capital resources to repay our debt coming due in the next 12 months, we may elect to pursue alternatives, such as refinancing or debt or equity offerings, to increase our cash management flexibility.
We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.
Sources of Cash
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. In addition, our revolving credit facility with PlainsCapital Bank (“Plains”), as described below, provides us with an additional source of cash that we could use for general corporate and a variety of other purposes. As of June 30, 2019, we had total cash and cash equivalents and short-term investments of $107.5 million, compared to $95.5 million as of December 31, 2018.
We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the amount and timing of natural gas vehicle fuel sales, station construction sales, volumes and sale prices of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC; fluctuations in commodity, station construction and labor costs and natural gas prices; and the amount and timing of our billing, collections and liability payments, as well as the other factors described in this MD&A and Item 1A. Risk Factors of this report.
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
On February 29, 2016, we entered into a loan and security agreement with, and issued a related promissory note to, Plains, pursuant to which Plains agreed to lend us up to $50.0 million on a revolving basis with a maturity date of September 30, 2019 (the “Credit Facility”). We had no amounts outstanding and $50.0 million of availability under the Credit Facility as of June 30, 2019.
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

Off-Balance Sheet Arrangements
As of June 30, 2019, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.9 million;

•	Two long-term natural gas purchase contracts with a take-or-pay commitment;

•	One long-term natural gas contract with a fixed supply commitment along with a guaranty agreement; and

•	One long-term natural gas contract with a fixed supply commitment.
We provide surety bonds primarily for construction contracts in the ordinary course of our business, as a form of guarantee. No liability has been recorded in connection with our surety bonds because, based on historical experience and available information, we do not believe it is probable that any amounts will be required to be paid under these arrangements for which we will not be reimbursed.
As of June 30, 2019, we had two long-term natural gas purchase contracts with a take-or-pay commitment, which require us to purchase minimum volumes of natural gas at index based prices and expire in December 2020 and June 2022, respectively.
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
In addition, we entered into an arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.
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
Natural gas costs represented $94.9 million of our cost of sales in 2018 and $50.5 million of our cost of sales for the six months ended June 30, 2019.
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
We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of June 30, 2019, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $6.7 million.
Foreign Currency Exchange Rate Risk
For the six months ended June 30, 2019, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2019, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.
London Interbank Offered Rate (“LIBOR”) Risk
Our term credit agreement with Société Générale permits the Company to draw loans, which are subject to an interest rate indexed to LIBOR, from time to time through the beginning of January 2022. LIBOR is expected to be discontinued after 2021. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders under the Credit Agreement as well as any other indebtedness with an interest rate tied to LIBOR in order to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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
Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
We incurred pre-tax losses in 2016, 2017, 2018 and the six months ended June 30, 2019. During 2016 and 2018 our losses were substantially decreased by $26.6 million and $26.7 million of AFTC revenue, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we subsequently combined with another company’s natural gas fueling compressor manufacturing business in the CEC Combination), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. Any similar actions in the future could also have adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.
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

•
The availability and effect of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling conventional and renewable natural gas as a vehicle fuel, as well as the market prices for such credits;

•
Adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•	The effect of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels;

•	Emissions and other environmental regulations and pressures on crude oil and natural gas fueling stations and drilling, production, importing and transportation methods for these fuels; and

•	The other risks discussed in these risk factors.
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
In addition, the structure and terms of the program subject us to certain additional risks. For example, the term credit agreement we have established to implement the program permits us to incur substantial additional debt, and the related credit support agreement obligates us to make regular payments in amounts that will vary depending on the outstanding principal under the term credit agreement. These commitments are subject to, and will amplify, the risks associated with our outstanding indebtedness. In addition, the amounts owed under the term credit agreement and the credit support agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments are uncertain, but could include an increase in the cost of this indebtedness. Further, the commodity swap arrangements we established with an affiliate of TOTAL and THUSA in connection with launching the program introduce additional risks related to volatility in crude oil prices. These arrangements are designed to protect us from fluctuations in the price of crude oil; however, we may be subject to payment obligations if truck operators participating in the program do not use all of the fuel volume covered by the arrangements unless the excess fuel volume is fully and timely sold to our other customers. Any obligation to make payments under our commodity swap arrangements would increase our operating expenses and decrease our available cash flow, and any efforts to sell additional gallons to our other customers to avoid such payment obligations could result in lower margins and revenues.
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
We require capital to make principal and interest payments on our indebtedness, and to pay for capital expenditures (including NG Advantage capital expenditures), our other operating expenses, and any mergers, acquisitions or strategic investments, transactions or relationships we may pursue. If we cannot fund any of these activities with capital on-hand or cash provided by our operations, we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.
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
California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. Enacted or proposed regulations could affect several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants. For instance, since 2015 California’s AB 32 law, which regulates greenhouse gas emissions from transportation fuels, including emissions associated with the CNG and LNG vehicle fuel we sell, imposes increased compliance costs on utilities, suppliers and/or users of CNG and LNG fuel. See the discussion under “Government Regulation and Environmental Matters - Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations and Production of LNG: Greenhouse Gas Emissions Regulation” in Item 1. Business of our 2018 Form 10-K for information about the implementation of AB 32.
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
Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, construction delays, technological difficulties, high operating costs, limited availability or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If any of our RNG suppliers experience these or other difficulties in their RNG production processes, or if competition for RNG supply materially increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.
Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that affect the market for natural gas vehicle fuel generally, which is discussed in these risk factors. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold or other market conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. Moreover, in the absence of federal and state programs that support the RNG vehicle fuel market, including allowing the generation and sale of RINs, LCFS Credits or other credits, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.
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

•
NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may have to be provided by Clean Energy. For example, in the six months ended June 30, 2019, we lent NG Advantage $8.6 million and in the year ended December 31, 2018, we purchased 1.0 million common units from NG Advantage for $5.0 million;

•	It has considerable obligations under its arrangements with BP and other customers, and if NG Advantage fails to perform under such arrangements it would be subject to significant liquidated damages;

•	The labor market for truck drivers in very competitive, which increases the difficulty of NG Advantage in meeting its delivery obligations;

•	NG Advantage often transports CNG in trailers over long distances and the trailers may be involved in accidents; and

•	NG Advantage has been targeted by environmental groups who seek to disrupt its activities.
If NG Advantage fails to manage these risks and the other risks described in these risk factors, our business, financial condition, results of operations, prospects and reputation may be harmed.
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
We have, and expect to continue to seek, long-term RNG, CNG and LNG station construction, maintenance and fuel sale contracts with various government bodies, which accounted for material portions of our revenue in 2016, 2017, 2018, and the six months ended June 30, 2019. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination. The occurrence of any of these events would have a material adverse effect on our results of operations and financial condition.
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
Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in sudden releases of pressure which could cause explosions or other damage, or the venting of methane. These safety and environmental risks could result in uncontrollable flows of natural gas, fires, explosions, death or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.
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
Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our natural gas vehicle fuel sales, station construction sales, volumes and sales of, and prices for, RINs and LCFS Credits, and recognition of government credits, grants and incentives, such as AFTC (for example, we received no AFTC revenue in 2017, but we received all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018); fluctuations in commodity, station construction and labor costs and natural gas prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.
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
The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed in these risk factors;

•	Our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success;

•	Failure to meet or exceed the financial guidance we have provided to the public or the estimates and projections of the investment community;

•	The success of our Zero Now truck financing program;

•	The market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions;

•	Volumes and sales of, and prices for, RINs and LCFS Credits;

•	Changes in political, regulatory, economic and market conditions;

•	Changes to our management, including officer or director departures, replacements or other changes;

•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);

•	A change in the trading volume of our common stock; and

•	The other risks described in these risk factors.
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

10.133*	Form of Note Purchase Agreement, Convertible Promissory Note and Warrant to Purchase Common Units, dated June 28, 2019, between NG Advantage, LLC and Clean Energy

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2019;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2019;
(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2018 and 2019; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 8, 2019	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)