Form 10-K
period 2019-12-31
Clean Energy Fuels Corp.
filed 2020-03-10
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001‑33480

CLEAN ENERGY FUELS CORP.

(Exact name of registrant as specified in its charter)

Delaware	33‑0968580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4675 MacArthur Court, Suite 800, Newport Beach, CA 92660
(Address of principal executive offices, including zip code)

(949) 437‑1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	CLNE	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $535,652,621 based on the closing price of the registrant’s common stock of $2.67 per share on that date. The treatment of persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

As of March 4, 2020, there were 205,583,627 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this report.

Clean Energy Fuels Corp.

Annual Report on Form 10‑K

For the Fiscal Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10‑K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things:

•

The willingness of fleets and fleet vehicle operators to adopt natural gas vehicles, particularly in light of operators’ competing general business concerns and possible lack of demand for such adoption from their customers and drivers;

•

Potential adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•

Our expectations regarding the market’s perception of the benefits of conventional natural gas and renewable natural gas (“RNG”) relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

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
•

The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations, pressures and bans on crude oil, fueling stations and drilling, production, importing or transportation methods, distribution and fueling stations for these fuels;

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

The preceding list is not intended to be an exhaustive list of all of the topics addressed by our forward-looking statements. Although the forward-looking statements we make reflect our good faith judgment based on available information, they are only predictions of future events and conditions. Accordingly, our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by our forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in Item 1A. Risk Factors of this report, as such factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as guarantees of future events or conditions.

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

PART I

Item 1.   Business.

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of RNG, CNG and LNG delivered. Through our sales of Redeem™ RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, to reduce their amount of climate-harming greenhouse gas by at least 70% and up to 300% depending on the source of the RNG feedstock. Redeem RNG is delivered as CNG and LNG; sales of our Redeem RNG have increased dramatically, from 13.0 million GGEs in 2013 (the year we introduced Redeem RNG to the vehicle fuel market) to 143.3 million GGEs in 2019.

Our principal business is supplying RNG, CNG and LNG for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets to BP Products North America (“BP”), in a transaction we refer to as the “BP Transaction”), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with SAFE S.p.A., the natural gas fueling compressor subsidiary of Landi Renzo S.p.A. (“LR”) in a newly formed company, SAFE&CEC S.r.l., in a transaction we refer to as the “CEC Combination”).

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2019, we serve over 1,000 fleet customers operating over 48,000 natural gas vehicles, and we own, operate or supply approximately 550 natural gas fueling stations in 41 states in the United States and four provinces in Canada. We estimate our number of stations is approximately three times the number of CNG fueling stations operated by our largest competitor in today’s market, and we believe our natural gas fueling operations cover more states and provinces than any of our competitors. We believe we are the only company in the United States or Canada that provides RNG, CNG and LNG vehicle fuel on a significant scale.

Market for RNG, CNG and LNG as a Vehicle Fuel

Natural Gas Vehicles for America (“NGV America”) estimates that, as of December 31, 2019, there were approximately 1,750 natural gas fueling stations in the United States and more than 175,000 natural gas vehicles on American roads.

We believe the following benefits of natural gas fuel drive the development of the market for RNG, CNG and LNG as a vehicle fuel in the United States:

Cleaner.    RNG vehicle fuel has enhanced environmental benefits relative to gasoline and diesel vehicle fuels. The California Air Resources Board (“CARB”) has determined that RNG reduces the amount of climate-harming greenhouse gas by at least 70% and up to 300%, depending on the RNG feedstock, compared to gasoline and diesel. Simply put, RNG can be a carbon negative vehicle fuel

In addition, natural gas produces fewer carbon dioxide emissions than any other fossil fuel when burned. CARB has concluded that vehicles fueled by conventional natural gas produce between 12% and 22% fewer greenhouse gas emissions than comparable gasoline and diesel fueled vehicles.

Further, natural gas engines now commercially available for heavy-duty, regional-haul, refuse, transit and vocational applications have been certified to CARB and the U.S. Environmental Protection Agency (“EPA”) optional low NOx emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming nitrogen oxides (also known as “NOx”) than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in North America. We therefore believe vehicles equipped with ultra-low NOx engines that are fueled with RNG are the cleanest commercially available vehicles in North America (in terms of greenhouse gas emissions and NOx).

We expect our sales of Redeem RNG and conventional natural gas to grow as more companies look to operate in an increasingly sustainable way. In addition to pressure from politicians, regulators and non-governmental organizations, the investment community has dramatically stepped up demands on companies to diminish their contributions to climate change. We believe that RNG is the best tool available today to reduce climate-harming greenhouse gas and meet sustainability objectives.

By way of example, in January 2020, Microsoft announced that it will be carbon negative by 2030, and that by 2050 it will remove from the environment all the carbon Microsoft has emitted either directly or by electrical consumption since it was founded in 1975.  We believe that by 2027, Microsoft can be carbon negative and offset all of its post-1975 carbon emissions if it adopts 100% carbon negative RNG.

Domestic and Plentiful Supply.    Technological advances in production have unlocked supplies of RNG and vast conventional natural gas reserves. The United States has proven, abundant and growing reserves of natural gas, and produces the highest volume of natural gas in the world.

Less Expensive.    The cost of RNG, CNG and LNG in the United States is less than the cost of crude oil on an energy equivalent basis. Based on projections from the U.S. Energy Information Administration, we believe RNG, CNG and LNG will remain cheaper than gasoline and diesel for the foreseeable future. In addition, because the price of the commodity makes up a smaller portion of the cost of a GGE of RNG, CNG or LNG relative to the commodity portion of the cost of a GGE of diesel or gasoline, the price of a GGE of RNG, CNG or LNG is less sensitive to increases in the underlying commodity cost.

Safer.    As reported by NGV America, RNG, CNG and LNG are relatively safer than gasoline and diesel because they dissipate into the air when spilled or in the event of a vehicle accident. When released, RNG, CNG and LNG are also less combustible than gasoline or diesel because they ignite only at relatively high temperatures. The fuel tanks and systems used in natural gas vehicles are subjected to a number of federally required safety tests, such as fire, environmental hazard, burst pressure and crash testing, according to the U.S. Department of Transportation National Highway Traffic Safety Administration. RNG, CNG and LNG are stored in above-ground tanks and therefore will not contaminate soil or groundwater in the event of a spill or leak.

Natural Gas Vehicles

Natural gas vehicles use internal combustion engines similar to those used in gasoline- or diesel-powered vehicles, and the acceleration and other performance characteristics of natural gas vehicles are also similar to those of gasoline- or diesel-powered vehicles of the same weight and engine class. Natural gas vehicles, whether they run on RNG, CNG or LNG, are refueled using a hose and nozzle that makes an airtight seal with the vehicle’s fuel tank.

Natural gas vehicles have engines specially tuned to run on natural gas fuels, which has a higher octane number than gasoline or diesel, and fuel tanks and lines specially designed to hold RNG, CNG and LNG and deliver it to the vehicle’s engine. These special features, including principally the fuel tanks that hold RNG, CNG and LNG, cause natural gas vehicles to typically cost more than comparable gasoline- or diesel-powered vehicles. Additionally, for heavy-duty vehicles, spark-ignited natural gas vehicles operate more quietly than comparable diesel-powered vehicles. Due to improvements in diesel engine technology, natural gas vehicles may be somewhat less efficient than diesel vehicles in terms of miles per gallon, depending upon the application.

Virtually any car, truck, bus or other vehicle is capable of being manufactured or modified to run on natural gas. Many types and models of heavy-, medium- and light-duty natural gas vehicles and engines are available in the United States and Canada, including, among others, long-haul tractors, refuse trucks, regional tractors, transit buses, ready-mix trucks, delivery trucks, vocational work trucks, school buses, shuttles, passenger sedans, pickup trucks and cargo and passenger vans. We expect additional types and models of natural gas vehicles to become available if adoption of RNG and conventional natural gas as a vehicle fuel becomes more widespread in the United States.

Our Products, Services and Other Business Activities

Our principal products, services and other business activities are described below. Information about the revenue we receive from these activities is discussed in this report in Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

CNG Sales.    CNG is RNG and conventional natural gas that is compressed and dispensed in gaseous form. CNG is typically delivered by obtaining natural gas from local utilities or third-party marketers and then compressing and storing it at a fueling station and dispensing it directly into a vehicle. Some of the natural gas we obtain from third parties for CNG sales is purchased under take-or-pay contracts that require us to purchase minimum volumes of natural gas.

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

Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects. NG Advantage transports CNG to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also transports CNG between pipelines for customers that desire to take advantage of commodity price differences. NG Advantage uses a fleet of 113 high-capacity tube trailers to transport CNG.

LNG Production and Sales.    LNG is RNG and conventional natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third-party suppliers. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we call the “Boron Plant” and the “Pickens Plant” respectively. The Boron Plant can produce 60.0 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The Pickens Plant can produce 35.0 million gallons of LNG per year and includes a tanker trailer loading system and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. In 2019, we purchased 14.5% of our LNG from third-party suppliers and we produced the remainder of our LNG at our plants.

We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers, who often own and operate their fueling stations, and through our network of public access fueling stations. We deliver LNG via our fleet of 74 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. We contract with third parties to provide tractors and drivers. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts that are priced on an index-plus basis, such that LNG sales under these contracts increase or decrease as a result of an increase or decrease in the cost of natural gas. We also sell LNG vehicle fuel on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in oil fields, and for utility, industrial, marine and rail applications.

RNG Sales.    RNG is delivered as CNG or LNG. It is produced from organic waste at landfills, animal waste digesters, wastewater treatment plants and other locations. RNG is injected into natural gas pipelines, which allows RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to LNG liquefaction facilities where it is converted to LNG. We purchase RNG from BP and other third-party producers, and we sell that RNG for vehicle fuel use through our fueling infrastructure under the brand name Redeem™.

Sales of RINs and LCFS Credits.   We generate RIN Credits when we sell RNG for use as a vehicle fuel in the United States, and we generate LCFS Credits when we sell RNG and conventional natural gas for use as a vehicle fuel in California and Oregon. We sell these credits to third parties who need the RINs and LCFS Credits to comply with federal and state emissions compliance requirements. Generally, the amount of RINs and LCFS Credits we generate increases as we sell higher volumes of RNG and conventional natural gas as a vehicle fuel; however, the amount of credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods (in 2019 market prices for RINs were as high as approximately $1.90 and as low as approximately $0.50), any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.

O&M Services.   We perform O&M services for fueling stations that we do not own. For these services, we generally charge a fixed or a per-gallon fee based on the volume of fuel dispensed at the station. We have an operations team that performs preventive maintenance and is available to respond to service requests.

Station Construction and Engineering.    We design and construct fueling stations and facility modifications and sell or lease some of these stations to our customers. We charge construction or other fees or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 420 natural gas fueling stations. We use a combination of custom designed and off-the-shelf equipment to build fueling stations. Equipment for a CNG station typically consists of dryers, compressors, dispensers and storage tanks; equipment for a LNG station typically consists of storage tanks, pumps and dispensing equipment. Many of our fueling stations have separate public access areas for retail customers, which generally have the look, feel and dispensing rates of gasoline and diesel fueling stations. We also offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets. For example, our NGV Easy Bay product is a natural gas vapor leak barrier developed specifically for natural gas vehicle facilities.

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

Before December 29, 2017, we, through our former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), manufactured natural gas fueling compressors and other equipment used in CNG stations. On December 29, 2017 we completed the CEC Combination, in which we combined CEC with SAFE S.p.A, the natural gas fueling compressor subsidiary of LR, in a new company, SAFE&CEC S.r.l. SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. We and LR own 49% and 51%, respectively, of SAFE&CEC S.r.l.

Customer Markets

We serve customers in a variety of markets, including trucking, airports, refuse, public transit, industrial and institutional energy users and government fleets. We believe these customer markets are well-suited for the adoption of natural gas vehicle fuel because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. During the years ended December 31, 2017, 2018, and 2019, no single customer accounted for 10% or more of our total revenue. See Note 22 for additional information

Trucking. We believe heavy-duty trucking represents the greatest opportunity for natural gas to be used as a vehicle fuel in the United States, and as of December 31, 2019, we fuel over 4,000 heavy-duty trucks. Because these high-mileage vehicles consume substantial amounts of fuel, they can derive significant benefits from the lower cost of natural gas. We are focused on fueling more natural gas heavy-duty trucks, and many well-known shippers, manufacturers, retailers and other truck fleet operators have started to adopt natural gas fueled trucks to move their freight. Companies that have adopted natural gas fueled trucks include Pepsi Frito-Lay, FedEx, Anheuser-Busch, USPS, Bimbo Bakeries, UPS, MillerCoors, Unilever, Kroger, P&G, KeHe and Owens Corning.

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

We have entered into the following agreements to implement the Zero Now program:

•

In January 2019, we entered into a term credit agreement with Société Générale (“SG”), as lender, under which we are permitted to draw, from time to time, through the beginning of January 2022, up to an aggregate of $100.0 million in order to satisfy our payment obligations for the incremental cost of natural gas trucks under the truck lease or sale agreements described above;

•

In January 2019, we entered into a credit support agreement with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TOTAL S.A. (“TOTAL”) (which indirectly through another of its subsidiaries, holds approximately 25% of our outstanding common stock), pursuant to which THUSA has guaranteed our obligations under the term credit agreement with SG. In consideration for such guaranty, we have agreed to pay to THUSA a quarterly fee at a rate per annum equal to 10% of the average amount owed by us under the term credit agreement during the preceding quarter; and

•

In October 2018, we entered into commodity swap arrangements with Total Gas & Power North America, an affiliate of TOTAL and THUSA, to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program. The swap arrangements cover five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024.

For more information about the Zero Now program and the related agreements, see “Item 1A. Risk Factors” and Note 13.

In addition, we are supporting the growth of the natural gas heavy-duty truck market through our negotiation of favorable CNG and LNG fuel tank pricing from manufacturers, which we are passing along to our customers, and our network of natural gas truck-friendly fueling stations (we refer to this network as “America’s Natural Gas Highway” or

“ANGH”), which we have built in key locations nationwide. Many existing ANGH stations are located at Pilot Travel Centers, the largest truck fueling operator in the United States.

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

As of December 31, 2019, we serve customers at 39 airports, including Atlanta Hartsfield Jackson International, Baltimore Washington International, Dallas-Ft. Worth International, Denver International, Dulles International (Washington D.C.), George Bush International (Houston), Las Vegas, Logan International (Boston), LaGuardia (New York City), John F. Kennedy International (New York City), Los Angeles International, Newark International, Oakland International, Orlando, Phoenix Sky Harbor International, San Francisco International, San Diego International, SeaTac International (Seattle) and Tampa International.

Refuse. According to INFORM, there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables, which collectively consume approximately two billion gallons of fuel per year. We estimate that approximately 55% of new refuse trucks in 2019 operate on natural gas, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on RNG and CNG to realize operational savings and to address their customers’ demands for reduced emissions.

As of December 31, 2019, we fuel over 13,000 refuse vehicles for customers including Waste Management and Republic Services, as well as other waste haulers such as Atlas Disposal, Burrtec, Recology, Waste Connections and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets, including fleets in Dallas, Los Angeles, San Antonio and New York City, among other locations.

Public Transit. According to the American Public Transportation Association, there are over 66,000 municipal transit buses operating in the United States. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the United States consume approximately 1.0 billion gallons of fuel per year. Many transit agencies have been early adopters of natural gas vehicles, and over 25% of existing transit buses and over 35% of new transit buses operate on natural gas.

As of December 31, 2019, we fuel over 9,000 transit vehicles for customers including Los Angeles County Metropolitan Transit Authority, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority, as well as public transit customers in British Columbia.

Industrial and Institutional Customers. NG Advantage uses its virtual natural gas pipelines and interconnects to serve a number of customers that do not have direct access to natural gas pipelines or desire to take advantage of commodity price differences. We also transport LNG to customers via virtual natural gas pipelines.

Government Fleets. In 2017, 2018 and 2019, contracts with government entities, such as municipal transit fleets, accounted for approximately 19%, 22% and 21% of our revenue, respectively.

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

Competition

The market for vehicle fuels is highly competitive. We believe the biggest competition for RNG, CNG and LNG use as a vehicle fuel is gasoline and diesel because the vast majority of vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels.

A number of established businesses are in the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows in the future, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. We believe there are approximately 20 competitors in the market for natural gas vehicle fuels in the U.S. and Canada, including:

•	Marketers of RNG, including Element Markets, IOGEN, Shell, TruStar, Gain Clean Fuels and Love’s Trillium;
•	Providers of CNG fuel infrastructure and fueling services, including Love’s Trillium, Gain Clean Fuels, TruStar Energy, and American Natural Gas;
•	Fuel station owners, such as Kwik Trip, a company that owns CNG fueling stations in the Midwestern United States;
•	Applied LNG Technology and Stabilis Energy, each of which distributes LNG; and
•

Utilities and their affiliates in several states, including California, Georgia, Michigan, New Jersey, North Carolina, Utah and Washington, which own and operate public access CNG stations that compete with our stations and also compete with us for RNG supply.

We also face high levels of competition with respect to our other business activities. For instance, we compete with many third parties for the rights to procure RNG from producers and for customers to purchase the RNG that we sell. In addition, we transport and sell CNG through NG Advantage’s virtual natural gas pipelines and interconnects and compete with other participants in this market, including Xpress Natural Gas, Certarus, Thigpen, OsComp Systems and Irving Ltd.

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

Construction and Operation of CNG and LNG Stations. To construct a CNG or LNG fueling station, we must satisfy permitting and other requirements and either we or a third-party contractor must be licensed as a general engineering contractor. Each CNG and LNG fueling station must be constructed in accordance with federal, state and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks and hazardous waste and other materials. For fueling stations we operate, we are also required to register with certain state agencies as a retailer/wholesaler of CNG and LNG. We also may benefit from any grant programs or similar government incentives that may be available for the construction of natural gas fueling stations.

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

Sale of Natural Gas Vehicle Fuel: AFTC. Under separate pieces of U.S. federal legislation, we have been eligible to receive the AFTC, an alternative fuels tax credit, for our natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2019, and are eligible to receive AFTC for our natural gas vehicle fuel sales made during the year ending December 31, 2020. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon equivalent of LNG that we sold as vehicle fuel in 2017, 2018 and 2019, and sell in 2020. Based on the service relationship with our customers, either we or our customers claim the credit. On February 9, 2018, AFTC was retroactively extended from January 1, 2017 to December 31, 2017, and AFTC revenue for the 2017 calendar year was recognized and collected in 2018. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. AFTC revenue for 2018 and 2019 was recognized in 2019. AFTC may not be reinstated for vehicle fuel sales after December 31, 2020.

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

Employees

As of December 31, 2019, we employed 412 people. We have not experienced any work stoppages and none of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

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

More Information

Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, had slower volume and customer growth in 2018 and 2019 that may continue. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG (which can be delivered in the form of CNG or LNG), are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.

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

We incurred pre-tax losses in 2017 and 2018. During 2018 and 2019, our results were positively affected by $26.7 million and $47.1 million of AFTC revenue, respectively.  We may incur losses in future periods and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we subsequently combined with another company’s natural gas fueling compressor manufacturing business in the CEC Combination), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively affect our business.

Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG, CNG and LNG as a vehicle fuel. These include various government programs that make grant funds available for the purchase of natural gas vehicles and construction of natural gas fueling stations, as well as the AFTC tax credit under which we generate revenue for our natural gas vehicle fuel sales made through the end of 2020 but which may not be available for vehicle fuel sales made after December 31, 2020, particularly if other legislative priorities result in insufficient focus on this program during upcoming congressional sessions. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate RINs and LCFS Credits by selling RNG, CNG and LNG as a vehicle fuel.

These programs and regulations, which have the effect of encouraging the use of RNG, CNG or LNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, would reduce the market for natural gas as a vehicle fuel and harm our operating results, liquidity and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence of these or similar measures on our business and natural gas vehicle adoption in general remains uncertain, a focus by these groups on zero-emission vehicles over vehicles operating on natural gas adversely affects the market for natural gas vehicles and our business prospects.

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, construction delays, technical difficulties, high operating costs, limited availability or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If any of our RNG suppliers experience these or other difficulties in their RNG production processes, or if competition for RNG supply materially increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that affect the market for natural gas vehicle fuel generally, which is discussed elsewhere in these risk factors. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to fluctuations, including lower market prices for RINs since June 2019 that may continue. For example, in 2019 market prices for RINs were as high as approximately $1.90 and as low as approximately $0.50. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold or other market conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by the CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. See the discussion under “Key Trends—Our Performance” in the MD&A in this report for more information about this administrative review and its effects. Moreover, in the absence of programs that allow us to generate and sell RINs and LCFS Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all. Any such failure of our RNG business could have a significant negative effect on our performance, cash position and prospects.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.

Gasoline and diesel are today's most prevalent vehicle fuels. Prices for crude oil, which is the commodity used to make gasoline and diesel, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand. If the prices of crude oil, gasoline and diesel continue to be low or decline further, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel, then market adoption of natural gas as a vehicle fuel could be slowed or limited. Further, any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the prospects for and success of our industry and our business to materially suffer. In addition, under these pricing conditions, we may not be able to offer our customers an attractive price advantage for RNG, CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively affect our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.

Pricing conditions may also exacerbate the cost differential between natural gas vehicles and gasoline or diesel-powered vehicles, which may lead operators to delay or refrain from purchasing or converting to natural gas vehicles. Generally, natural gas vehicles cost more initially than gasoline or diesel-powered vehicles because the components needed for a vehicle to use natural gas add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time through the lower cost to fuel a natural gas vehicle. Operators may, however, perceive an inability to timely recover these additional initial costs if RNG, CNG and LNG fuel are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

Additionally, the prices of natural gas, crude oil, gasoline and diesel have been volatile in recent years, and this volatility may continue. Factors that may cause this volatility to continue include, among others, changes in supply and availability of crude oil and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or importing techniques and methods, economic, health and political conditions, transportation costs and the price of foreign imports. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers. As a result, continued fluctuations in natural gas prices could have a significant effect on our operating results.

We face increasing competition from a variety of businesses, many of which have far greater resources, experience, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.

The market for vehicle fuels is highly competitive. The biggest competition for RNG, CNG and LNG use as a vehicle fuel is gasoline and diesel because the vast majority of vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. We also face high levels of competition with respect to our other business activities, including our procurement and sale of RNG and our transport and sale of CNG through the virtual natural gas pipelines and interconnects of our subsidiary, NG Advantage.

A number of businesses are in the market for natural gas and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, gas marketers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Many of our competitors have substantially greater experience, customer bases, brand awareness and financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that affects the vehicle fuels market.

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

One of our key strategic objectives is to fuel more natural gas heavy-duty trucks. As part of our efforts to achieve this goal, we have launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of natural gas heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex and subjects us to a variety of risks. See the discussion under “Customer Markets-Trucking” in Part I, Item 1. Business of this report and Note 13 for information about the structure of the program and certain agreements we have established in connection with its launch.

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

In addition, the structure and terms of the program subject us to certain additional risks. For example, the term credit agreement we have established to implement the program permits us to incur substantial additional debt, and the related credit support agreement obligates us to make quarterly payments in amounts that will vary depending on the outstanding principal under the term credit agreement. These commitments are subject to, and will amplify, the risks associated with our outstanding indebtedness, which are discussed elsewhere in these risk factors. In addition, the amounts owed under the term credit agreement and the credit support agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. We intend to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and work with SG, our lender under the term credit agreement, in order to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the actual effect of the anticipated discontinuance of LIBOR on us and the cost of this indebtedness remains uncertain. If SG has increased costs due to changes in LIBOR, we may experience potential increases in interest rates under the term credit agreement, which could adversely impact our interest expense, results of operations and cash flows. Further, the commodity swap arrangements we established with an affiliate of TOTAL and THUSA in connection with launching the program introduce additional risks related to volatility in crude oil prices. These arrangements are designed to protect us from fluctuations in the price of crude oil; however, we may be subject to payment obligations if truck operators participating in the program do not use all of the fuel volume covered by the arrangements and we are not able to fully and timely sell the excess fuel volume to our other customers. Any obligation to make payments under our commodity swap arrangements would increase our operating expenses and decrease our available cash flow, and any efforts to sell additional gallons to our other customers to avoid such payment obligations could result in lower margins and revenues.

Moreover, even if the Zero Now program achieves its intended goal of facilitating growth in the U.S. heavy-duty truck market, such growth may not positively affect our results for a variety of reasons. For example, if trucks purchased or financed in the program do not meet the minimum fuel purchase obligations under the supply agreements with us for any reason, including an operator experiencing lower-than-anticipated fuel demand or failing to comply with payment obligations under the supply agreement, then the program would not result in the intended growth in our fuel sales volume and consequent increase in our revenues. Although we have built America’s Natural Gas Highway, or ANGH, our nationwide network of natural gas truck-friendly fueling stations, some operators may choose to fuel their natural gas vehicles elsewhere due to lack of convenient access, fuel prices or other factors. In that event, we would remain obligated to make payments under the debt agreements we have established in connection with the Zero Now program, which are based on the cost of the trucks purchased or financed in the program and not the amount of fuel volume we actually sell. As a result, we could become subject to significant payments under these debt agreements without a corresponding increase in revenues, in which case our performance and liquidity would be materially adversely affected.

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

California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. These regulations could affect several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants. For instance, California’s AB 32 law, which regulates greenhouse gas emissions from transportation fuels, including emissions associated with the CNG and LNG vehicle fuel we sell, imposes increased compliance costs on utilities, suppliers and/or users of CNG and LNG fuel. See the discussion under “Government Regulation and Environmental Matters - Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations

and Production of LNG: Greenhouse Gas Emissions Regulation” in Part I, Item 1. Business of this report for information about the implementation of AB 32.

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
•

NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company. Recently, we have been the sole source of financing for NG Advantage, consisting of loans of $26.7 million in the year ended December 31, 2019 and a $5.0 million equity purchase in the year ended December 31, 2018. If NG Advantage is not able to obtain financing from external sources, we may need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations;

•

It has considerable obligations under its arrangements with BP and other customers, and if NG Advantage fails to perform under such arrangements it would be subject to significant liquidated damages and we could be subject to significant cash liabilities pursuant to the terms of our guaranty agreement with NG Advantage and BP (see the disclosure under “Off-Balance Sheet Arrangements” in the MD&A in this report for more information about this guaranty agreement);

•	The labor market for truck drivers is very competitive, which increases NG Advantage's difficulty in meeting its delivery obligations;
•	NG Advantage transports CNG in trailers over long distances and these trailers may be involved in accidents;
•	NG Advantage has been targeted by environmental groups that may disrupt its activities; and
•	Many of the other risks discussed in these risk factors.

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

We have, and expect to continue to seek, long-term RNG, CNG and LNG station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 19%, 22% and 21% of our revenue in 2017, 2018, and 2019, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in sudden releases of pressure that could cause explosions. In addition, our stations may vent methane, a potent greenhouse gas. These safety and environmental risks could result in uncontrollable flows of natural gas, fires, explosions, death or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, involve significant judgment and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. For example, some communities and cities, like Berkeley, CA, have banned new natural gas hook-ups. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

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

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we recorded all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018, and we recorded all of the AFTC revenue associated with our vehicles fuel sales made in 2018 and 2019 in the fourth quarter of 2019); fluctuations in commodity, station construction and labor costs and natural gas, RIN and LCFS Credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other IT security threats involves significant costs. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions and substantial financial outlays. Further, a cyberattack could occur and persist for an extended period of time without detection, and an investigation of any successful cyberattack would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cyberattacks. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options, restricted stock units and convertible notes may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements or if such shares have been registered under the Securities Act. For instance, we filed a registration statement with the SEC to cover the resale of the 50,856,296 shares of our common stock issued and sold to Total, which such registration statement was declared effect in August 2018. We have also registered for resale all shares of our common stock issuable upon conversion of the 7.5% notes originally issued to T. Boone Pickens and Green Energy Investment Holdings, LLC in June 2013. See Note 13 for additional information. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

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

We own and operate the Boron Plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30-year ground lease for the 36 acres on which this plant is situated.

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

Item 4.   Mine Safety Disclosures.

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Global Select Market under the symbol “CLNE.”

Holders

There were approximately 53 holders of record of our common stock as of March 4, 2020.

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

The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and on each of these indices at the close of market on December 31, 2014 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations as us and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

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

The consolidated statements of operations data for the years ended December 31, 2017, 2018 and 2019 and the consolidated balance sheet data as of December 31, 2018 and 2019 are derived from our audited consolidated financial statements included in this report. The consolidated statements of operations data for the years ended December 31, 2015 and 2016 and the consolidated balance sheet data as of December 31, 2015, 2016 and 2017 are derived from our audited consolidated financial statements that are not included in this report.

During the year ended December 31, 2017, we sold certain assets to BP in the BP Transaction, and combined our natural gas compressor subsidiary, CEC, with the natural gas compressor subsidiaries of Landi Renzno S.p.A., in a new company known as “SAFE&CEC S.r.l.” (referred to as the “CEC Combination”). In addition, the results of the divested companies are included in our consolidated financial statements prior to their respective dates of divestiture. The consolidated balance sheet data as of December 31, 2019 reflects the modified retrospective transition method adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (842).

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands, except share data)
Statement of Operations Data:
Total revenue (1)	$384,320	$402,656	$341,599	$346,419	$344,065
Operating income (loss)	(41,623)	(17,637)	(134,447)	3,895	9,928
Net income (loss)	(135,458)	(13,724)	(81,391)	(9,183)	13,259
Basic income (loss) per share	$(1.47)	$(0.10)	$(0.53)	$(0.02)	$0.10
Diluted income (loss) per share	$(1.47)	$(0.10)	$(0.53)	$(0.02)	$0.10

(1)	Total revenue includes the following amounts:

	Year Ended December 31,
(In thousands)	2015	2016	2017	2018	2019
Alternative fuels tax credits (AFTC)	$30,986	$26,638	$—	$26,729	$47,123

	December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$146,668	$109,837	$177,543	$95,490	$106,136
Restricted cash, short-term	4,240	6,996	1,127	780	15
Restricted cash, long-term	—	—	—	4,000	4,000
Working capital	82,773	172,542	101,597	145,347	131,230
Total assets	1,000,528	897,257	791,912	699,082	777,085
Total debt inclusive of capital and finance lease obligations (1)	567,150	312,376	260,087	84,184	92,215
Total Clean Energy Fuels Corp. stockholders' equity	302,552	468,865	426,990	507,998	533,408

(1)	2016, 2017, 2018, and 2019 amounts include debt issuance costs as a deduction from the carrying amount of the related liability.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons of 2019 to 2018. Discussions of 2017 items and year-to-year comparisons of 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.

Cautionary Note Regarding Forward-Looking Statements

This MD&A contains forward-looking statements. See the discussion about these statements under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of RNG, CNG and LNG delivered. Through our sales of Redeem™ RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, to reduce their amount of climate-harming greenhouse gas by at least 70% and up to 300% depending on the source of the RNG feedstock.  Redeem is delivered through compressed natural gas (CNG) and liquefied natural gas (LNG); sales of our Redeem RNG have increased dramatically, from 13.0 million GGEs in 2013 (the year we introduced Redeem RNG to the vehicle fuel market) to 143.3 million GGEs in 2019.

Our principal business is supplying RNG, CNG and LNG for medium and heavy-duty vehicles and providing O&M services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including RIN Credits and LCFS Credits; help our customers acquire and finance natural gas vehicles; and obtain federal, state and local tax credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets, in the BP Transaction), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with another company’s natural gas fueling compressor manufacturing business in a newly formed joint venture, in the CEC Combination).

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of December 31, 2019, we serve over 1,000 fleet customers operating over 48,000 natural gas vehicles, and we own, operate or supply approximately 550 natural gas fueling stations in 41 states in the United States and four provinces in Canada.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and operating results.

Sources of Revenue

The following table represents our sources of revenue:

	Year Ended December 31,
Revenue (in millions)	2017	2018	2019
Volume-related (1)	$264.9	$286.7	$273.6
Compressor sales (2)	23.5	—	—
Station construction sales	51.9	25.5	23.1
AFTC (3)	—	26.7	47.1
Other (4)	1.3	7.5	0.3
Total	$341.6	$346.4	$344.1

(1)

Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and fueling contracts, is included below under “2018‑2020 Developments.” Additionally, a discussion of volume-related revenue is included below under “Results of Operations”. The following table summarizes our volume-related revenue in the periods:

	Year Ended December 31,
Revenue (in millions)	2017	2018	2019
Fuel sales and performance of O&M services	$240.8	$249.0	$248.8
Change in fair value of derivative instruments (a)	—	10.3	(6.6)
RIN Credits (b)	21.6	16.4	18.1
LCFS Credits (b) (c)	2.5	11.0	13.3
Total volume-related revenue	$264.9	$286.7	$273.6

a.

The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

b.	Revenue from sales of RINs and LCFS Credits decreased after the first quarter of 2017 due to the effects of the BP Transaction. See “Key Trends” below for more information.
c.

We recognized no revenue from sales of LCFS Credits during the third and fourth quarters of 2017 because (i) the majority of the LCFS Credits we had generated were sold in the BP Transaction and (ii) we could not sell our remaining LCFS Credits due to restrictions imposed on our credit account pending completion of an ongoing administrative review by CARB, which was completed in November 2017. See “Key Trends” below for more information.

(2)	We completed the CEC Combination on December 29, 2017 (see Note 4). As a result, no revenue for compressor sales has been or will be received or recorded after that date.
(3)

Represents the AFTC, an alternative fuels tax credit, which expired on December 31, 2016, but in February 2018, was reinstated for vehicle fuel sales made in 2017. In December 2019, the AFTC was reinstated retroactively for vehicle fuels sales made in 2018 through 2020. See “2018‑2020 Developments” below for more information.

(4)

Included in other revenue for the years ended December 31, 2017 and 2018 is sales of used natural gas heavy-duty trucks of $0.6 million and $7.5 million, respectively, which we purchased in 2017 and 2018.

Key Operating Data

In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG gasoline gallon equivalents delivered (which we define as (i) the volume of gasoline gallon equivalents we sell to our customers as fuel, plus (ii) the volume of gasoline gallon equivalents dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the gasoline gallon equivalents sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) for periods before completion of the BP Transaction, our proportionate share (as applicable) of the gasoline gallon equivalents of RNG produced and sold as pipeline quality natural gas by our former RNG production facilities, which we sold in the BP Transaction), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2017, 2018, and 2019:

	Year Ended December 31,
Gasoline gallon equivalent delivered (in millions)	2017	2018	2019
CNG (1)	283.4	299.5	335.7
LNG	66.1	66.0	65.1
Non-vehicle RNG (2)	1.9	—	—
Total	351.4	365.5	400.8

RNG sold as vehicle fuel under the brand name RedeemTM is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of Redeem sold for the years ended December 31, 2017, 2018 and 2019 were as follows:

	Year Ended December 31,
Gasoline gallon equivalent delivered (in millions)	2017	2018	2019
RedeemTM	78.5	110.1	143.3

	Year Ended December 31,
Gasoline gallon equivalent delivered (in millions)	2017	2018	2019
O&M services	199.5	206.1	211.4
Fuel (1)	127.3	133.6	162.4
Fuel and O&M services (3)	24.6	25.8	27.0
Total	351.4	365.5	400.8

	Year Ended December 31,
Other operating data (in millions)	2017	2018	2019
Station construction cost of sales	$47.0	$25.1	$23.5
Gross margin (4) (5) (6)	$85.8	$133.5	$132.0
Net income (loss) attributable to Clean Energy Fuels. Corp (4)	$(79.2)	$(3.8)	$20.4

(1)

As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.5 million and 0.4 million for the years ended December 31, 2017, 2018 and 2019, respectively.

(2)

Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel, is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold.

(3)	Represents gasoline gallon equivalents at stations where we provide both fuel and O&M services.
(4)	Includes the following amounts of AFTC revenue: $0.0 million, $26.7 million and $47.1 million for the years ended December 31, 2017, 2018, and 2019, respectively.
(5)	For the year ended December 31, 2017, gross margin includes an inventory valuation provision of $13.2 million. See Note 3 for more information regarding the inventory valuation provision.
(6)

For the years ended December 31, 2018 and 2019, gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer contracts of $10.3 million and $(6.6) million, respectively. See Note 8 for more information regarding the commodity swap and customer contracts.

2018 -2020 Developments

Zero Now Truck Financing Program. We launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of commercially available ultra-low NOx natural gas heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex, and has involved our entry into various arrangements in order to launch the program, including a term credit agreement for delayed draw loans of up to $100.0 million; a credit support agreement with THUSA, a wholly owned subsidiary of TOTAL, under which THUSA has guaranteed our obligations under the term credit agreement in exchange for a quarterly fee; and commodity swap arrangements with an affiliate of THUSA and TOTAL covering five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024, which are intended to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program. See the disclosure under “Customer Markets-Zero Now” in “Item 1. Business” of this report for information about these agreements and the structure of the program.

Debt Repurchase. In December 2018, we purchased from the holders thereof all outstanding 7.5% Convertible Notes due July 2019, having an aggregate outstanding principal amount of $50.0 million, for a cash purchase price of $50.5 million. Upon such purchase, all such notes were surrendered and canceled in full and we have no further obligations under these notes. As a result of the early retirement of these notes we saved $1.7 million in interest expense in 2019. See Note 13 for more information about our outstanding debt.

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

Total Private Placement. On May 9, 2018, we entered into a stock purchase agreement with Total Marketing Services, S.A. (“Total”), a wholly owned subsidiary of TOTAL, for the sale and issuance to Total of up to 50,856,296 shares of our common stock for a per share purchase price of $1.64 and an aggregate purchase price of $83.4 million, all in a private placement (the “Total Private Placement”). The Total Private Placement closed on June 13, 2018, upon the satisfaction of all conditions to closing. We used the net proceeds from the Total Private Placement for working capital and general corporate purposes, which included retiring a portion of our outstanding indebtedness.

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

AFTC. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year, which totaled $25.2 million, was recognized and collected during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, the Internal Revenue Service approved, and we recognized as revenue, $1.5 million of AFTC credit claims related to prior years. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. As a result, AFTC revenue for vehicle fuel we sold in 2018 and 2019, which totaled $47.1 million, was recognized during the year ended December 31, 2019. The AFTC credit for 2017, 2018 and 2019 was equal to $0.50 per gasoline gallon equivalent of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. AFTC is currently available through December 31, 2020 and may not be reinstated for vehicle fuel sales made after that date.

NG Advantage. During the year ended December 31, 2019, we loaned to our subsidiary NG Advantage, LLC (“NG Advantage”) an aggregate of $26.7 million, all of which remained outstanding as of December 31, 2019. All such debt was governed by the terms of a delayed draw convertible note that permitted NG Advantage to draw up to $26.7 million, subject to certain conditions. All outstanding principal under the note bore interest at a rate of 12.0% per annum, and all unpaid principal and accrued interest under the note was due on the earlier of December 31, 2019, subject to extension at the Company's discretion, or the occurrence of an event of default (subject to notice requirements and cure periods in certain circumstances). In connection with this debt, on June 28, 2019 and November 27, 2019, NG Advantage issued us warrants to purchase 86,879 and 2,000,000 common units, respectively. These intercompany transactions have been eliminated in consolidation.

In February 2020, we converted the principal and accrued interest under the convertible promissory note into common units of NG Advantage resulting in an increase in our controlling interest in NG Advantage to 93.2%.

See Notes 5 and 23 for additional information regarding the convertible promissory note.

Debt Level and Debt Compliance

As of December 31, 2019, we had total indebtedness, excluding finance lease obligations, of $89.1 million in principal amount, of which approximately $56.1 million is expected to become due in 2020. Certain of the agreements governing our outstanding debt, which are discussed in Note 13, have certain non-financial covenants with which we must comply. As of December 31, 2019, we were in compliance with all of these covenants.

Key Trends

Market for RNG, CNG and LNG as a Vehicle Fuel

According to CARB, RNG and conventional natural gas are cleaner than gasoline and diesel fuel based on the greenhouse gas emissions produced by vehicles operated by these fuels. Additionally, RNG and conventional natural gas are generally less expensive than gasoline and diesel on an energy equivalent basis. According to the U.S. Energy Information Administration, demand for renewable and conventional natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We expect our sales of Redeem RNG and conventional natural gas to grow as more companies look to operate in an increasingly sustainable way. In addition to pressure from politicians, regulators and non-governmental organizations, the investment community has dramatically stepped up demands on companies to diminish their contributions to climate change. We believe that RNG is the best tool available today to reduce climate-harming greenhouse gas and meet sustainability objectives.

The market for natural gas as a vehicle fuel, however, is a relatively new and developing market. As a result, it is challenging to accurately predict natural gas vehicle fuel demand, in general and in any specific geographic and customer markets, and consequently our timing and level of investment in particular markets may not be consistent with any growth in demand in these markets. Further, the new and developing nature of the natural gas vehicles fuel market has led to slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, have experienced fluctuations in their natural gas adoption, including slower volume and customer growth in 2018 and 2019 that may continue. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including RNG, CNG and LNG, are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG. We believe these market conditions have contributed to our lower revenue levels in recent periods.

We believe the slow growth and unpredictability of the market for natural gas vehicle fuels has been caused by a number of factors, including the following:

•

Since approximately mid‑2014, the prices of oil, gasoline, diesel and natural gas have been lower on average and more volatile, and these trends may continue. We believe these conditions have contributed to slower and more limited growth in the demand for natural gas as a vehicle fuel because the price advantage of natural gas compared to diesel and gasoline has decreased, and we expect adoption of natural gas as a vehicle fuel and growth in our customer base and revenue will continue to be negatively affected while oil and diesel prices remain low. In addition, these pricing conditions have led us to reduce the prices we charge some of our customers for CNG and LNG, which has reduced our profit margins.

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

•

We believe the lack of substantial growth in the heavy-duty trucking market has been driven in large part by factors outside of our control. For instance, some heavy-duty truck operators have communicated to us that their primary reluctance to convert to natural gas trucks stems from experience or reputation of unsatisfactory performance by prior models of heavy-duty truck engines, actual or perceived insufficiencies in the financial incentives to convert, lack of demand for the conversion from customers and drivers, prioritization of other competing business concerns and improvements in diesel engine technology. If these conditions continue, then the growth levels in this market will continue to be low. Although we have launched our Zero Now truck financing program in an effort to combat certain of these operator concerns, this program may not be successful for a variety of reasons, in which case our volumes and revenue would not increase. Moreover, the structure of the program, which involves increasing our debt by potentially material amounts, paying certain interest and other fees (which will vary in amount but will be owed by us regardless of the level of success of the program), and possibly owing amounts under the commodity swap arrangements we established in connection with the program, could negatively affect our liquidity. See the disclosure under “Customer Markets-Zero Now” in “Item 1. Business” of this report and Note 13 for more information.

To the extent these or other factors have contributed to curtailed demand or slowing growth in the market for natural gas as a vehicle fuel, we believe they have also contributed to decreases in station construction activity in certain periods, as the success of this activity is dependent on the success of the natural gas vehicle fuels market generally. Moreover, we believe these factors have materially contributed to the volatility and overall decline in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and indications of asset or goodwill impairment. If these adverse macroeconomic conditions and other uncertainties in our industry persist, our financial results and stock price may continue to be adversely affected.

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

Our Performance

Overview. Our gross revenue mostly consists of volume-related revenue, compressor and other equipment sales (before the CEC Combination), station construction sales, and AFTC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of natural gas vehicle fuel sales, natural gas prices, station construction sales, sales of RINs and LCFS Credits, compressor and other equipment sales (before the CEC Combination), and recognition of government credits, grants and incentives, such as AFTC. In addition, our volume-related revenue has been and may continue to be subject to increased fluctuations as a result of our entry into certain commodity swap arrangements in October 2018, because the changes in fair value of these and certain other derivative instruments, including existing and anticipated fueling contracts under our Zero Now truck financing program, are included in volume-related revenue.

Our cost of sales can also vary between periods due to a variety of factors, including fluctuations in natural gas prices, station construction and labor costs, and compressor equipment costs (before the CEC Combination), as well as the other factors that impact our revenue levels described above.

In addition, our performance in certain periods has been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. For example, our results for 2017 were positively affected by a gain related to repurchases and retirements of our outstanding convertible debt at a discount, and a gain related to the BP Transaction, but our results for 2017 were negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former natural gas fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other similar gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, do not impact our liquidity.

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

See “Results of Operations” below for more information about our performance in 2018 and 2019.

Volume. The amount of RNG, CNG and LNG we delivered increased by 9.7% from 2018 to 2019.

In particular, the amount of RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG and is distributed under the brand name Redeem, has experienced rapid growth in recent years, increasing by 30.2% from 2018 to 2019. This demand for Redeem is attributable to the dramatic reduction in the amount of climate-harming greenhouse gas that can be achieved through the use of Redeem RNG and pressure from politicians, regulators, non-governmental organizations and the investment community directed at companies to reduce their contributions to climate change. To the extent demand for RNG continues to increase, we expect our expanded supply agreement with BP, discussed under “2018‑2020 Developments” above, could increase our volume-related revenue due to increased volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS Credits. In addition, such an increase in RNG demand could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. We may invest in production projects to help ensure that we have adequate supply of RNG.

RINs and LCFS Credits. When we sell RNG and conventional natural gas for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.

The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. For example, in 2019 market prices for RINs were as high as approximately $1.90 and as low as approximately $0.50. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses.

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

In an effort to mitigate the volatility of our earnings related to any futures contracts and to reduce our risk related to our fixed price sales contracts, we operate under a natural gas hedging policy pursuant to which we purchase futures contracts to hedge our exposure to variability in expected future cash flows related to a particular fixed price contract or bid. Subject to the conditions set forth in the policy, we purchase futures contracts in quantities reasonably expected to effectively hedge our exposure to cash flow variability related to fixed price sales contracts entered into after the date of the policy. Unless otherwise agreed in advance by our board of directors and the derivatives committee thereof, we will conduct our futures contract activities and enter into fixed price sales contracts only in accordance with our natural gas hedging policy.

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

In October 2018, in support of the our Zero Now truck financing program, we executed two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL and THUSA, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we have made and expect to make in our current and anticipated fueling agreements with fleet operators that participate in the Zero Now program.

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

Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, O&M services, and RINs and LCFS Credits in addition to changes in fair value of our derivative instruments.

Fuel and O&M services are sold pursuant to contractual commitments over defined goods-and-service delivery periods. These contracts typically include a stand-ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.

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

Changes in fair value of derivative instruments relates to our commodity swap and customer fueling contracts. The contracts are measured at fair value with changes in the fair value recorded in our consolidated statements of operations in the period incurred. The amounts are classified as revenue because our commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from anticipated customer fueling contracts under our Zero Now truck financing program.

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

We allocate the contract price to each performance obligation using best estimates of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price for fuel and O&M services is observable standalone sales, and the primary method used to estimate the standalone selling price for station construction sales is the expected cost plus a margin approach because we sell customized customer-specific solutions. Under this approach, we forecast expected costs of satisfying a performance obligation and then add an appropriate margin for the good or service.

AFTC is considered variable consideration because it can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, AFTC is not recognized as revenue until it is authorized through federal legislation, which also provides a determinable price. We recognize revenue in the period the credit is authorized through federal legislation.

We collect and remit taxes assessed by various governmental authorities that are imposed on and concurrent with revenue-producing transactions between us and our customers. These taxes may include, among others, fuel, sales and value-added taxes. We report the collection of these taxes on a net basis and they are excluded from revenue and cost of goods sold.

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

The quantitative assessment estimates the reporting unit's fair value based on its market capitalization plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions stock price fluctuations or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the reporting unit.

For our most recent goodwill impairment test, which was our annual test performed on October 1, 2019, we performed a quantitative impairment assessment for the reporting unit as described above. In this test, the fair value of the reporting unit exceeded its carrying value by 9%.

We evaluated the volatility in the market price of our common stock subsequent to our annual test date through December 31, 2019, and considered whether there were any other events or circumstances that would more likely than not reduce the fair value of our reporting unit below its carrying value on a sustained basis, and concluded it was not more likely than not that the fair value of our reporting unit decreased below its carrying value, on a sustained basis. As a result, an interim impairment test was not considered necessary during the three months ended December 31, 2019.

If a decline in the market price of our common stock and our market capitalization were sustained, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value, on a sustained basis, then we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

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

Our significant uses of fair value measurements include the valuation of assets disposed and liabilities extinguished related to business divestitures and impairment of long-lived assets, as well as the valuation of commodity swaps and customer contracts, and warrants, all of which requires significant judgment.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.

See Note 1 for information about recently adopted accounting changes and recently issued accounting standards.

Results of Operations

The discussions below compare our results of operations in 2019 and 2018. Historical results are not indicative of the results to be expected in the current period or any future period.

2019 Compared to 2018

The table below presents, for each period, each line item of our statement of operations data as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended December 31,
	2018	2019
Statement of Operations Data:
Revenue:
Product revenue	88.9%	86.7%
Service revenue	11.1	13.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	56.1	53.9
Service cost of sales	5.3	7.7
Change in fair value of derivative warrants	0.2	(0.3)
Selling, general and administrative	22.3	21.3
Depreciation and amortization	15.0	14.4
Total operating expenses	98.9	97.0
Operating income (loss)	1.1	2.9
Interest expense	(4.6)	(2.2)
Interest income	0.8	0.7
Other income (expense), net	(0.2)	0.6
Loss from equity method investments	(0.8)	—
Gain from sale of certain assets of subsidiary	1.4	2.2
Loss from formation of equity method investment	(0.3)	—
Income (loss) before income taxes	(2.6)	4.2
Income tax benefit (expense)	(0.1)	(0.2)
Net income (loss)	(2.7)	4.0
Loss from noncontrolling interest	1.6	2.1
Net income (loss) attributable to Clean Energy Fuels Corp.	(1.1)%	6.1%

Revenue.    Revenue decreased by $2.4 million to $344.1 million for 2019, from $346.4 million for 2018. This decrease was primarily due to the unfavorable change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, lower station construction sales and lower revenue from the sale of used trucks, partially offset by an increase in AFTC revenue, as well as an increase in revenue from higher volumes.

Volume-related revenue, excluding the impact of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, increased by $3.8 million between periods, attributable to an increase in gallons of CNG and LNG delivered, and increased revenue from RINs and LCFS Credits. The impact to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $(16.9) million, as we recognized an unrealized gain of $10.3 million in 2018 compared to an unrealized loss of $(6.6) million in 2019 (see Note 8 for more information).

Our effective price per gallon charged decreased by $0.06 per gallon to $0.70 per gallon in 2019 compared to $0.76 in 2018, excluding the effect of the change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.

Station construction sales decreased by $2.4 million between periods, due to fewer construction projects.

AFTC revenue increased by $20.4 million between periods due to our recognition in 2019 of AFTC revenue for the vehicle fuel we sold in 2018 and 2019. In 2018, we recognized AFTC revenue for the vehicle fuel we sold in 2017.

Cost of sales.    Cost of sales decreased by $0.8 million to $212.1 million in 2019, from $212.9 million in 2018. This decrease was primarily due to a $1.6 million decrease in station construction costs due to fewer construction projects, and a $7.6 million decrease in costs to purchase used heavy-duty trucks that we sold to our customers. These decreases were partially offset by an $8.8 million increase in gas commodity costs due to the increase in gallons delivered during 2019 partially offset by a lower average cost per gallon in 2019 compared to 2018.

Our effective cost per gallon decreased by $0.02 per gallon to $0.47 per gallon in 2019 compared to $0.49 per gallon in 2018. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was due to decreases in natural gas prices and transportation costs.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, changed from an expense of $0.5 million in 2018, to income of $1.0 million in 2019 due to a change in the estimated fair value.

Selling, general and administrative.    Selling, general and administrative expenses decreased by $3.8 million to $73.4 million for 2019, from $77.2 million for 2018. This decrease was primarily driven by continued cost reduction efforts.

Depreciation and amortization.    Depreciation and amortization decreased by $2.2 million to $49.6 million in 2019, from $51.9 million in 2018, primarily due to a lower amount of depreciable assets.

Interest expense.    Interest expense decreased by $8.4 million to $7.6 million in 2019, from $15.9 million in 2018. This decrease was primarily due to a reduction of outstanding indebtedness between periods.

Other income (expense), net.    Other income (expense), net, changed from an expense of $0.6 million in 2018 to income of $2.0 million in 2019, primarily due to gains recorded from disposal of certain assets.

Loss from equity method investments. Loss from equity method investments decreased by $2.6 million between periods, which was primarily attributable to improved operating results from SAFE&CEC S.r.l.

Gain from sale of certain assets of subsidiary. In 2019, we recorded a gain of $7.5 million as a result of the satisfaction of certain performance criteria related to the assets sold in the BP Transaction and an amendment to the related Asset Purchase Agreement. In 2018, we recorded a gain of $4.8 million as a result of the satisfaction of certain performance criteria related to the assets sold in the BP Transaction. See Note 4 for more information.

Loss from formation of equity method investment. In 2018, we recorded a loss of $1.2 million related to costs incurred in satisfaction of commitments made in connection with the CEC Combination. There was no comparable loss in 2019.

Income tax expense.    Income tax expense increased between periods, primarily due an increase in deferred taxes associated with goodwill which were partially offset by a reduction in the Company’s expected state tax expense.

Loss attributable to noncontrolling interest.    In 2019, we recorded a $7.2 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $5.4 million loss for 2018. The noncontrolling interest in NG Advantage represents a 37.0% and 35.4% minority interest that was held by third parties during 2018 and 2019, respectively.

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

Historically, inflation has not significantly affected our operating results; however, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities or pursue additional facilities, and could materially impact our operating costs.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the potential discontinuance of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any additional debt or equity financing we may pursue; determinations to buy-out future commitments; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, if any; fluctuations in commodity, station construction and labor costs and natural gas, RIN and LCFS Credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments, as discussed under “Key Trends-Our Performance” above.

Cash Flows

Operating Activities. Cash provided by operating activities was $12.3 million in 2019, compared to $38.0 million in 2018. The decrease in cash provided by operating activities was primarily attributable to the AFTC revenue collected in 2018 and changes in working capital resulting from the timing of receipts and payments of cash.

Investing Activities. Cash used in investing activities was $1.5 million in 2019, compared to cash provided by investing activities of $54.4 million in 2018. The decrease in cash provided by investing activities was attributable to a decrease in maturities and sales of short-term investments in 2019, partially offset by an increase in proceeds from property and equipment disposals and an increase in earn-out proceeds received in connection with the BP Transaction. The decrease in cash provided by investing activities in 2019 was also attributable to an increase in purchases of property and equipment between periods.

Financing Activities. Cash provided by financing activities was $7.7 million in 2019, compared to cash used in financing activities of $95.2 million in 2018. Cash provided by financing activities in 2019 was primarily attributable to proceeds from debt instruments and finance lease obligations, partially offset by repayments of debt instruments and finance lease obligations. Cash used in financing activities in 2018 consisted primarily of our repayment of debt instruments and finance lease obligations, partially offset by cash proceeds, net of fees, from our issuance of stock in the Total Private Placement.

Capital Expenditures, Indebtedness and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new fueling stations; additions or other modifications to existing fueling stations; debt repayments and repurchases; investments in RNG production; maintenance of LNG production facilities; supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; financing natural gas vehicles for our customers; any investments in other entities; any mergers or acquisitions; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.

Our business plan calls for approximately $18.0 million in capital expenditures in 2020. These capital expenditures primarily relate to the construction of CNG fueling stations, IT software and equipment and LNG plant maintenance costs and we expect to fund these expenditures primarily through cash on hand and cash generated from operations.

In addition, NG Advantage may spend as much as $12.8 million to purchase additional equipment in support of its operations and customer contracts or buy-out future commitments, among other things.

We had total indebtedness, consisting of our debt and finance leases, of approximately $92.4 million in principal amount as of December 31, 2019, of which approximately $56.7 million, $6.9 million, $7.0 million, $11.9 million, $9.6 million and $0.3 million is expected to become due in 2020, 2021, 2022, 2023, 2024 and thereafter, respectively. Based on outstanding debt balances and applicable interest rates at December 31, 2019, we expect our total interest payment obligations relating to our indebtedness to be approximately $4.8 million for the year ending December 31, 2020. In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount based on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates other than the principal amount of $4.4 million drawn as of December 31, 2019. Although we believe we have sufficient liquidity and capital resources to repay our debt coming due in the next 12 months, we may elect to pursue alternatives, such as refinancing or debt or equity offerings, to increase our cash management flexibility. As of December 31, 2019, we have $50.0 million of outstanding 7.5% convertible notes outstanding, which mature in June 2020. We are permitted to issue up to 14.0 million shares of common stock to repay a portion of the principal amount of these outstanding convertible notes.

We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. As of December 31, 2019, we had total cash and cash equivalents and short-term investments of $106.1 million, compared to $95.5 million as of December 31, 2018.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and “Item 1A. Risk Factors” of this report.

In October 2018 and January 2019, we entered into agreements to implement our Zero Now truck financing program, which permit us to incur up to an additional $100.0 million of indebtedness through the beginning of January 2022, obligate us to make certain interest and other fee payments in connection with this debt and THUSA’s related guaranty (which payments will vary in amount but will be owed by us regardless of the revenue we may receive from the program), and subject us to potential additional payments in connection with related commodity swap arrangements. We are permitted to use any proceeds we receive under these agreements solely to fund the incremental cost of trucks purchased or financed by operators that participate in the Zero Now program. See “Recent Developments” and “Key Trends” above and Note 13 of this report for more information.

We believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and financing activities will satisfy our business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources. Moreover, we may use our cash resources faster than we predict due to unexpected expenditures or higher-than-expected expenses, in which case we may need to seek capital from alternative sources sooner than we anticipate.

The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of, and prices for, natural gas sales and other volume-related activity, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

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

Contractual Obligations

The table below represents the scheduled maturities of our contractual obligations as of December 31, 2019. This table excludes certain potential contractual obligations because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
		Less than			More than
Contractual Obligations: (in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt (a)	$99,807	$60,727	$17,324	$21,756	$—
Finance lease obligations (b)	3,808	767	1,239	1,488	314
Operating lease commitments (c)	46,502	5,484	8,394	7,416	25,208
Long-term take-or-pay contracts (d)	9,649	5,769	2,655	1,225	—
Long-term supply contract (e)	28,736	5,076	23,660	—	—
Construction contracts (f)	5,092	5,092	—	—	—
Total	$193,594	$82,915	$53,272	$31,885	$25,522

(a)

Consists of long-term debt to finance acquisitions and equipment purchases, including future interest payments. For our variable-rate debt (the SG Facility as defined in Note 13), we have assumed an interest rate of 3.1% (LIBOR plus 1.30%) as of December 31, 2019.

(b)	Consists of finance lease obligations to finance equipment purchases, including future interest payments.
(c)	Consists of various space and ground leases for our Boron Plant, office spaces and fueling stations as well as leases for equipment.
(d)	Represents our estimates for long-term natural gas purchase contracts with a take-or-pay commitment.
(e)

Represents our estimates for one long-term natural gas supply contract for our subsidiary NG Advantage, which entered into an arrangement with BP for the supply, sale and transportation of CNG through March 2022.

(f)

Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2019 and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.9 million;
•	Two long-term natural gas purchase contract with a take-or-pay commitment, the amount of which is shown under “Contractual Obligations” above;
•	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments, the amount of which is shown under “Contractual Obligations” above;
•	One long-term natural gas sale contract with a fixed supply commitment, the amount of which is shown under “Contractual Obligations” above, along with a guaranty agreement; and
•	One long-term natural gas sale contract with a fixed supply commitment.

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

As of December 31, 2019, we had two long-term natural gas purchase contracts with a take-or-pay commitment, which require us to purchase minimum volumes of natural gas at index-based prices and expire in December 2020 and

June 2022, respectively. Additionally, as of December 31, 2019, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

NG Advantage has entered into an arrangement with BP for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and BP in which we guarantee NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $30.0 million plus related fees. Our guaranty is in effect until thirty days following our notice to BP of termination.

In addition, as of December 31, 2019, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of our business, we are exposed to various market risks, including commodity price risks, risks related to foreign currency exchange rates, and risks related to fluctuations in interest rates.

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

Natural gas costs represented $83.3 million, $94.9 million and $94.0 million of our cost of sales in 2017, 2018 and 2019, respectively.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of December 31, 2019, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $5.8 million.

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

Foreign currency transaction gains and losses not in these subsidiaries’ functional currency, however, do impact earnings, but these amounts were not material for 2018 and 2019.  For the years ended December 31, 2018 and 2019, our primary exposure to foreign currency exchange rates related to our other Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by

10% from the rates as of December 31, 2019, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

Interest Rate Risk

As of December 31, 2019, we had $4.4 million of debt that bears interest at a rate equal to LIBOR plus 1.30% per annum. Thus, our interest expense would fluctuate with a change in LIBOR. If LIBOR were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $44,000.

The term credit agreement with SG permits the Company to draw loans from time to time through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR which is expected to be discontinued after 2021. We intend to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and work with our lenders under the credit agreement, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 8.   Financial Statements and Supplementary Data.

The following tables set forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2019. The information for each quarter is unaudited and we have prepared the information on the same basis as the audited consolidated financial statements included in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data, which include only normal recurring adjustments. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for descriptions of the effects of any unusual or infrequently occurring items recognized in any of the periods covered by the below quarterly data. The quarterly data should be read together with our consolidated financial statements and related notes included in this report. The results of operations for any one quarter are not necessarily indicative of results to be expected in the current period or any future period.

	(In thousands, except per share data, Unaudited)
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenue:
Product revenue	$92,251	$61,120	$67,441	$87,027
Service revenue	10,152	9,347	9,879	9,202
Total revenue	102,403	70,467	77,320	96,229
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	50,199	41,396	48,063	54,851
Service cost of sales	4,597	4,255	4,743	4,820
Change in fair value of derivative warrants	(21)	(71)	(9)	644
Selling, general and administrative	18,858	19,939	18,405	20,005
Depreciation and amortization	12,801	13,332	13,363	12,354
Total operating expenses	86,434	78,851	84,565	92,674
Operating income (loss)	15,969	(8,384)	(7,245)	3,555
Interest expense	(4,503)	(4,527)	(4,096)	(2,798)
Interest income	575	489	1,129	664
Other income (expense), net	(12)	79	(193)	(440)
Income (loss) from equity method investments	(1,468)	(729)	(542)	16
Gain from sale of certain assets of subsidiary	—	—	—	4,782
Loss from formation of equity method investment	—	—	(1,163)	—
Income (loss) before income taxes	10,561	(13,072)	(12,110)	5,779
Income tax expense	(88)	(89)	(89)	(75)
Net income (loss)	10,473	(13,161)	(12,199)	5,704
Loss attributable to noncontrolling interest	1,749	1,186	1,300	1,158
Net income (loss) attributable to Clean Energy Fuels Corp.	$12,222	$(11,975)	$(10,899)	$6,862
Basic income (loss) per share	$0.08	$(0.07)	$(0.05)	$0.03
Diluted income (loss) per share	$0.08	$(0.07)	$(0.05)	$0.03

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue:
Product revenue	$68,448	$59,691	$62,808	$107,522
Service revenue	9,250	12,627	11,626	12,093
Total revenue	77,698	72,318	74,434	119,615
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54,430	40,121	43,145	47,861
Service cost of sales	4,398	7,489	6,787	7,876
Change in fair value of derivative warrants	1,614	(17)	(10)	(2,626)
Selling, general and administrative	18,434	17,933	17,640	19,437
Depreciation and amortization	12,479	12,605	12,247	12,294
Total operating expenses	91,355	78,131	79,809	84,842
Operating income (loss)	(13,657)	(5,813)	(5,375)	34,773
Interest expense	(1,891)	(1,842)	(1,704)	(2,137)
Interest income	580	567	560	730
Other income (expense), net	2,670	93	165	(938)
Income (loss) from equity method investments	(467)	(33)	377	4
Gain from sale of certain assets of subsidiary	—	—	—	7,455
Income (loss) before income taxes	(12,765)	(7,028)	(5,977)	39,887
Income tax expense	(60)	(66)	(68)	(664)
Net income (loss)	(12,825)	(7,094)	(6,045)	39,223
Loss attributable to noncontrolling interest	1,879	1,711	1,711	1,861
Net income (loss) attributable to Clean Energy Fuels Corp.	$(10,946)	$(5,383)	$(4,334)	$41,084
Basic income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.20
Diluted income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.20

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Clean Energy Fuels Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 17 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California

March 10, 2020

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2019
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$30,624	$49,222
Short-term investments	65,646	56,929
Accounts receivable, net of allowance for doubtful accounts of $1,919 and $2,412 as of December 31, 2018 and 2019, respectively	68,865	61,760
Other receivables	15,544	84,898
Inventory	34,975	29,874
Prepaid expenses and other current assets	8,444	11,109
Derivative assets, related party	1,508	—
Total current assets	225,606	293,792
Operating lease right-of-use assets	—	28,627
Land, property and equipment, net	350,568	323,912
Long-term portion of restricted cash	4,000	4,000
Notes receivable and other long-term assets, net	17,470	31,622
Long-term portion of derivative assets, related party	8,824	3,270
Investments in other entities	26,079	26,305
Goodwill	64,328	64,328
Intangible assets, net	2,207	1,229
Total assets	$699,082	$777,085
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$4,712	$56,013
Current portion of finance lease obligations	693	615
Current portion of operating lease obligations	—	3,359
Accounts payable	19,024	27,376
Accrued liabilities	48,469	67,697
Deferred revenue	7,361	7,338
Derivative liabilities, related party	—	164
Total current liabilities	80,259	162,562
Long-term portion of debt	75,003	32,872
Long-term portion of finance lease obligations	3,776	2,715
Long-term portion of operating lease obligations	—	26,206
Other long-term liabilities	15,035	9,701
Total liabilities	174,073	234,056
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 shares authorized; 203,599,892 shares and 204,723,055 shares issued and outstanding as of December 31, 2018 and 2019, respectively	20	20
Additional paid-in capital	1,198,769	1,203,186
Accumulated deficit	(688,653)	(668,232)
Accumulated other comprehensive loss	(2,138)	(1,566)
Total Clean Energy Fuels Corp. stockholders’ equity	507,998	533,408
Noncontrolling interest in subsidiary	17,011	9,621
Total stockholders’ equity	525,009	543,029
Total liabilities and stockholders’ equity	$699,082	$777,085

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2018	2019
Revenue:
Product revenue	$287,292	$307,839	$298,469
Service revenue	54,307	38,580	45,596
Total revenue	341,599	346,419	344,065
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	216,413	194,509	185,557
Service cost of sales	26,258	18,415	26,550
Inventory valuation provision	13,158	—	—
Change in fair value of derivative warrants	(46)	543	(1,039)
Selling, general and administrative	95,715	77,207	73,444
Depreciation and amortization	56,614	51,850	49,625
Asset impairments and other charges	67,934	—	—
Total operating expenses	476,046	342,524	334,137
Operating income (loss)	(134,447)	3,895	9,928
Interest expense	(17,751)	(15,924)	(7,574)
Interest income	1,497	2,857	2,437
Other income (expense), net	139	(566)	1,990
Loss from equity method investments	(131)	(2,723)	(119)
Gain from extinguishment of debt, net	3,195	—	—
Gain from sale of certain assets of subsidiary	70,658	4,782	7,455
Loss from formation of equity method investment	(6,465)	(1,163)	—
Income (loss) before income taxes	(83,305)	(8,842)	14,117
Income tax benefit (expense)	1,914	(341)	(858)
Net income (loss)	(81,391)	(9,183)	13,259
Loss attributable to noncontrolling interest	2,154	5,393	7,162
Net income (loss) attributable to Clean Energy Fuels Corp.	$(79,237)	$(3,790)	$20,421
Income (loss) per share:
Basic	$(0.53)	$(0.02)	$0.10
Diluted	$(0.53)	$(0.02)	$0.10
Weighted-average common shares outstanding:
Basic	150,430,239	180,655,435	204,573,287
Diluted	150,430,239	180,655,435	205,987,509

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2017			Year Ended December 31, 2018			Year Ended December 31, 2019
	Clean Energy	Noncontrolling		Clean Energy	Noncontrolling		Clean Energy	Noncontrolling
	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total

Net income (loss)	$(79,237)	$(2,154)	$(81,391)	$(3,790)	$(5,393)	$(9,183)	$20,421	$(7,162)	$13,259
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2017, 2018 and 2019	(113)	—	(113)	(1,305)	—	(1,305)	505	—	505
Unrealized gains on available-for-sale securities, net of $0 tax in 2017, 2018 and 2019	189	—	189	54	—	54	67	—	67
Release of foreign currency translation adjustments on contribution of subsidiary into equity method investment	16,712	—	16,712	—	—	—	—	—	—
Total other comprehensive income (loss)	16,788	—	16,788	(1,251)	—	(1,251)	572	—	572
Comprehensive income (loss)	$(62,449)	$(2,154)	$(64,603)	$(5,041)	$(5,393)	$(10,434)	$20,993	$(7,162)	$13,831

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Additional		Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2016	145,538,063	$15	$1,090,361	$(603,836)	$(17,675)	$24,822	$493,687
Cumulative effect of adopting ASU 2016-09 and ASU 2016-16 (Note 1)	—	—	194	(497)	—	—	(303)
Balance, January 1, 2017	145,538,063	15	1,090,555	(604,333)	(17,675)	24,822	493,384
Issuance of common stock, net of offering costs	6,112,906	—	12,454	—	—	—	12,454
Stock-based compensation	—	—	8,423	—	—	—	8,423
Net loss	—	—	—	(79,237)	—	(2,154)	(81,391)
Other comprehensive income	—	—	—	—	16,788	—	16,788
Balance, December 31, 2017	151,650,969	15	1,111,432	(683,570)	(887)	22,668	449,658
Cumulative effect of adopting ASU 2014-09 (Note 1)	—	—	—	(1,293)	—	—	(1,293)
Balance, January 1, 2018	151,650,969	15	1,111,432	(684,863)	(887)	22,668	448,365
Issuance of common stock, net of offering costs	51,948,923	5	81,766	—	—	—	81,771
Stock-based compensation	—	—	5,307	—	—	—	5,307
Net loss	—	—	—	(3,790)	—	(5,393)	(9,183)
Other comprehensive loss	—	—	—	—	(1,251)	—	(1,251)
Increase in ownership in subsidiary	—	—	264	—	—	(264)	—
Balance, December 31, 2018	203,599,892	20	1,198,769	(688,653)	(2,138)	17,011	525,009
Issuance of common stock, net of offering costs	1,123,163	—	309	—	—	—	309
Stock-based compensation	—	—	3,880	—	—	—	3,880
Net income (loss)	—	—	—	20,421	—	(7,162)	13,259
Other comprehensive income	—	—	—	—	572	—	572
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, December 31, 2019	204,723,055	$20	$1,203,186	$(668,232)	$(1,566)	$9,621	$543,029

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2018	2019
Cash flows from operating activities:
Net income (loss)	$(81,391)	$(9,183)	$13,259
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,614	51,850	49,625
Provision for doubtful accounts, notes and inventory	19,835	1,857	2,586
Stock-based compensation expense	8,123	5,307	3,880
Change in fair value of derivative instruments	(46)	(9,788)	5,545
Amortization of discount and debt issuance cost	847	(1,220)	(728)
Loss (gain) on disposal of property and equipment	3,105	2,554	(2,536)
Gain on extinguishment of debt, net	(3,195)	—	—
Gain from sale of certain assets of subsidiary	(70,658)	(4,782)	(7,455)
Asset impairments and other charges	58,061	—	—
Loss from formation of equity method investment	6,465	1,163	—
Loss from equity method investments	131	2,723	119
Right-of-use asset amortization	—	—	3,234
Deferred income taxes	(2,400)	—	738
Changes in operating assets and liabilities, net of assets and liabilities acquired and disposed:
Accounts and other receivables	6,881	(6,360)	(63,408)
Inventory	963	(1,065)	3,439
Prepaid expenses and other assets	6,753	1,547	(16,617)
Operating lease liabilities	—	—	(3,786)
Accounts payable	(8,964)	679	9,316
Deferred revenue	9,268	30	(3,528)
Accrued expenses and other	(14,709)	2,670	18,596
Net cash provided by (used in) operating activities	(4,317)	37,982	12,279
Cash flows from investing activities:
Purchases of short-term investments	(340,194)	(348,091)	(171,080)
Maturities and sales of short-term investments	272,220	425,804	180,704
Purchases of and deposits on property and equipment	(36,307)	(25,263)	(27,088)
Loans made to customers	(894)	—	—
Payments on and proceeds from sales of loans receivable	1,102	518	608
Cash received from sale of certain assets of subsidiary, net	149,088	871	7,582
Cash contributed in formation of equity method investment	(2,404)	—	—
Investments in other entities	(1,928)	—	—
Proceeds from disposal of property and equipment	—	530	7,772
Net cash provided by (used in) investing activities	40,683	54,369	(1,502)
Cash flows from financing activities:
Issuances of common stock	10,767	83,438	309
Fees paid for issuances of common stock, debt prepayment and debt issuance costs	(638)	(1,004)	(123)
Proceeds from debt instruments and finance lease obligations	9,765	17,243	15,294
Proceeds from revolving line of credit	312	—	—
Repayments of borrowing under revolving line of credit	(23,812)	—	—
Repayments of debt instruments and finance lease obligations	(30,707)	(194,886)	(7,795)
Payments to holders of stock options in subsidiaries	(8,850)	—	—
Net cash provided by (used in) financing activities	(43,163)	(95,209)	7,685
Effect of exchange rates on cash, cash equivalents, and restricted cash	890	274	136
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,907)	(2,584)	18,598
Cash, cash equivalents and restricted cash, beginning of year	43,115	37,208	34,624
Cash, cash equivalents and restricted cash, end of year	$37,208	$34,624	$53,222
Supplemental disclosure of cash flow information:
Income taxes paid	$344	$257	$36
Interest paid, net of $103, $244 and $441 capitalized, respectively	$17,048	$16,751	$6,788

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

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

The Company’s principal business is supplying renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG is delivered in the form of CNG or LNG) for light, medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives. In addition, for all periods presented before March 31, 2017, the Company produced RNG at its own production facilities, and for all periods presented before December 29, 2017, the Company manufactured natural gas fueling compressors and other equipment used in CNG stations. See Note 4 for more information.

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

Reclassifications

The prior period amounts of the current portion of finance lease obligations, $0.7 million, and the long-term portion of finance lease obligations, $3.8 million, have been reclassified to be presented separately in the consolidated balance sheets to conform to the current period presentation. Deferred income taxes of $2.4 million for the year ended December 31, 2017 have been reclassified to be presented separately in the consolidated statements of cash flows to conform to the current year presentation. These reclassifications had no material effect on the Company’s consolidated financial position, results of operations, or cash flows as previously reported.

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

Inventories consisted of the following as of December 31, 2018 and 2019 (in thousands):

	2018	2019
Raw materials and spare parts	$34,890	$29,874
Finished goods	85	—
Total inventory	$34,975	$29,874

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to ten years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $4.4 million, $0.7 million, and $1.6 million for the years ended December 31, 2017, 2018, and 2019, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no impairments of the Company’s long-lived assets in the years ended December 31, 2018 and 2019. In the third quarter of the year ended December 31, 2017, the Company recorded asset impairment charges of $32.3 million related to its then-subsidiary, IMW Industries Ltd. (“IMW”) (formerly known as Clean Energy Compression Corp.) (“CEC”) and $20.4 million related to certain station closures (see Note 3 for more information).

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are from one to eight years for customer relationships, one to ten years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

The Company’s intangible assets as of December 31, 2018 and 2019 were as follows (in thousands):

	2018	2019
Customer relationships	$5,376	$5,376
Acquired contracts	4,384	4,384
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	13,320	13,320
Less accumulated amortization	(11,113)	(12,091)
Net intangible assets	$2,207	$1,229

Amortization expense for intangible assets was $5.1 million, $1.4 million, and $1.0 million for the years ended December 31, 2017, 2018, and 2019, respectively. Estimated amortization expense for the two years succeeding the year ended December 31, 2019 is approximately $0.8 million in 2020 and $0.5 million in 2021.

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

During the years ended December 31, 2018 and 2019, the Company utilized the quantitative approach and concluded there were no indicators of impairment to goodwill.

During the third quarter of the year ended December 31, 2017, as a result of the asset impairment charges recorded for intangible assets and stations (described previously and in Note 3), the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill test of its one reporting unit prior to the annual test performed

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the fourth quarter of 2017. The goodwill test was performed by computing the fair value of the reporting unit and comparing it to the carrying value using a quantitative assessment. Based on the results of the goodwill test, the Company concluded that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount and thus no impairment existed. The annual impairment test was subsequently performed on October 1 using the quantitative assessment and the Company concluded no impairment existed.

The following table summarizes the activity related to the carrying amount of goodwill (in thousands):

Balance as of December 31, 2017	$64,328
Balance as of December 31, 2018	$64,328
Balance as of December 31, 2019	$64,328

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 as an adjustment to “Accumulated deficit” as of January 1, 2018. The reported results for the years ended December 31, 2018 and 2019 are presented under ASC 606, while the reported results for periods prior to January 1, 2018 are not adjusted and were prepared in accordance with ASC 605, Revenue Recognition. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

The ASC 606 adoption adjustments are as follows, and relate to significant financing components resulting from an advance payment by a customer of the Company’s subsidiary, NG Advantage LLC (“NG Advantage”) and an extended payment term to a station construction customer (in thousands):

	Balance as of	Adjustments	Balance as of
	December 31, 2017	due to ASC 606	January 1, 2018
Notes receivable and other long-term assets, net	$21,397	$(963)	$20,434
Deferred revenue	$3,432	$330	$3,762
Accumulated deficit	$(683,570)	$(1,293)	$(684,863)

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.

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

Volume-Related

The Company’s volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, O&M services and RINs and LCFS Credits in addition to changes in fair value of the Company’s derivative instruments associated with providing natural gas to customers under fueling contracts.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fuel and O&M services are sold pursuant to contractual commitments over defined goods-and-service delivery periods. These contracts typically include a stand-ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.

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

The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts. The contracts are measured at fair value with changes in the fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 8 for more information about these derivative instruments. For the years ended December 31, 2018 and 2019, changes in the fair value of commodity swaps and customer contracts amounted to a gain of $10.3 million and a loss of $(6.6) million, respectively. No amounts were recognized in 2017 as the inception of these arrangements was October 2018.

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

The Company allocates the contract price to each performance obligation using best estimates of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price for fuel and O&M services is observable standalone sales, and the primary method used to estimate the standalone selling price for station construction sales is the expected cost plus a margin approach because the Company sells customized customer-specific solutions. Under this approach, the Company forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for the good or service.

AFTC

See discussion under “Alternative Fuels Tax Credit” below for more information about AFTC, which is not recognized as revenue until the period the credit is authorized through federal legislation.

Other

The majority of other revenue is from sales of used natural gas heavy-duty trucks purchased by the Company. Revenue on these contracts is recognized at the point in time when the customer accepts delivery of the truck.

Alternative Fuels Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive a federal alternative fuels tax credit (“AFTC”) for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2019. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply retroactively to vehicle fuel sales made from January 1, 2017 through December 31, 2017. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2017, 2018 and 2019.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the most recent legislation authorizing AFTC being signed into law on December 20, 2019, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar years, totaling $47.1 million, was recognized during the year ended December 31, 2019. As a result of the previous legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, totaling $25.2 million, was recognized and collected during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, the Internal Revenue Service (“IRS”) approved, and the Company recognized as revenue, $1.5 million of AFTC credit claims related to prior years. The Company recognized no AFTC revenue for the year ended December 31, 2017. AFTC is currently available through December 31, 2020 and may not be reinstated for vehicle fuel sales made after that date.

LNG Transportation Costs

The Company records the costs incurred to transport LNG to its customers in “Product cost of sales” in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0.3 million, $0.9 million and $1.2 million for the years ended December 31, 2017, 2018, and 2019, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock‑based payment arrangements over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black‑Scholes option pricing model, which requires the input of certain assumptions, including the expected life of the stock‑based payment award, stock price volatility and risk‑free interest rate. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its common stock on the date of grant.

In March 2016, the FASB issued ASU 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, which simplified the accounting for share-based payment transactions. The Company adopted the standard as of January 1, 2017 and in connection with the adoption, elected to recognize forfeitures when they occur. This election was implemented under the modified retrospective approach with a cumulative effect of an increase in accumulated deficit of $0.2 million, net of tax. This adjustment represents the cumulative additional compensation expense that would have been recognized through the date of adoption

Income Taxes

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In October 2016, the FASB issued ASU 2016‑16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under the new standard, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon purchase or receipt of the asset. The Company early adopted the standard as of January 1, 2017. This election was implemented under the modified retrospective approach, resulting in a $0.3 million increase in accumulated deficit representing the cumulative recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occurred before the adoption date.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period. Diluted net income (loss) per share is computed by dividing the net loss attributable to Clean Energy Fuels Corp. by the weighted-average number of common shares outstanding and common shares issuable for little or no cash consideration during the period and potentially dilutive securities outstanding during the period, and therefore reflects the dilution from common shares that may be issued upon exercise or conversion of these potentially dilutive securities, such as stock options, warrants, convertible notes and restricted stock units. The dilutive effect of stock awards and warrants is computed under the treasury stock method. The dilutive effect of convertible notes and restricted stock units is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.

Foreign Currency Translation and Transactions

The Company uses the local currency as the functional currency of its foreign subsidiary and equity method investment. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Foreign currency translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated statements of operations. For the years ended December 31, 2017, 2018, and 2019, foreign exchange transaction gains and (losses) were included in “Other income (expense), net” in the accompanying consolidated statements of operations and were $(0.2) million, $(0.0) million and $0.0 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2017, 2018, and 2019 was comprised of the Company’s foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Adopted Accounting Changes and Recently Issued Accounting Standards

Recently Adopted Accounting Changes

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amends the guidance in former Accounting Standards Codification Topic 840, Leases (“ASC 840”). The new standard requires most leases to be recognized on the balance sheet, which will increase reported assets and liabilities. Accounting for lessors and capital leases (now known as finance leases) is substantially similar to ASC 840. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company was the first quarter of 2019.

The Company adopted this standard using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted. This adoption had a material effect on the Company’s consolidated balance sheets as a result of recording ROU assets and lease liabilities for existing operating leases on the consolidated balance sheets. The adoption did not have a material effect on the Company’s consolidated statements of operations or its consolidated statements of cash flows.

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

The effect of adopting ASC 842 was as follows (in thousands):

	Balance as of	Adjustments	Balance as of
	December 31, 2018	Due to ASC 842	January 1, 2019
Operating lease right-of-use assets	$—	$24,453	$24,453
Operating lease obligations	$—	$25,943	$25,943
Accrued liabilities	$48,469	$(496)	$47,973
Other long-term liabilities	$15,035	$(994)	$14,041

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This pronouncement is effective for reporting periods beginning after December 15, 2019. The Company will adopt this standard in the first quarter of 2020. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 —Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2017	2018	2019
Volume-related (1)	$264,880	$286,684	$273,535
Station construction sales	51,854	25,501	23,120
AFTC	—	26,729	47,123
Compressor sales (2)	23,527	—	—
Other	1,338	7,505	287
Total revenue	$341,599	$346,419	$344,065

(1) Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts. See Note 1 and Note 8 for more information about these derivative instruments. For the years ended December 31, 2018 and 2019, changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $10.3 million and a loss of $6.6 million, respectively.

(2) The Company completed the CEC Combination (as defined in Note 4) during the year ended December 31, 2017 and no longer generates revenue from compressor sales.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $15.8 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the  ‘right to invoice’ practical expedient.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, for equipment that must be installed on customers’ land before NG Advantage, LLC (“NG Advantage”) is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2018 and 2019, these capitalized costs incurred to fulfill contracts were $9.1 million and $10.2 million with accumulated depreciation of $4.9 million and $6.3 million, respectively, and related depreciation expense of $2.0 million and $2.2 million for the years ended December 31, 2018 and 2019, respectively.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2019, were not materially affected by any factors outside the normal course of business.

As of December 31, 2018 and 2019, the Company’s contract balances were as follows (in thousands):

	2018	2019
Accounts receivable, net	$68,865	$61,760

Contract assets - current	$656	$455
Contract assets - non-current	3,825	3,777
Contract assets - total	$4,481	$4,232

Contract liabilities - current	$5,513	$5,329
Contract liabilities - non-current	9,844	6,339
Contract liabilities - total	$15,357	$11,668

Accounts Receivable, Net

“Accounts receivable, net” in the accompanying consolidated balance sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, and the age of outstanding receivables.

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments primarily from a customer of NG Advantage in advance of the performance obligations. Billings in excess of revenue recognized of $2.0 million and $1.8 million and advance payments of $3.5 million and $3.5 million are classified as current as of December 31, 2018 and 2019, respectively. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of deferred revenue are included in “Deferred revenue” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

The increase in the contract liabilities balance for the year ended December 31, 2019 is primarily driven by billings in excess of revenue recognized, offset by $5.9 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2018.

Note 3 —Asset Impairments, Other Charges, and Inventory Valuation Provision

In light of continued low oil prices and the state of natural gas vehicle adoption, among other factors, during the third quarter of the year ended December 31, 2017, the Company undertook an evaluation of its operations with the intent of minimizing and eliminating assets it believed were underperforming. As a result of this evaluation, the Company identified

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain of its fueling stations where the current and projected natural gas volume and profitability levels were not expected to be sufficient to support the Company’s investment in the fueling station assets, and the Company decided to close these stations. The Company also reduced its workforce and took other steps to reduce overhead costs as a result of this evaluation, in an effort to lower its operating expenses going forward. In addition, this evaluation resulted in a strategic shift in how the Company viewed its natural gas compressor manufacturing business, operated by CEC. In an effort to increase the scale and reach and improve the financial prospects of the Company’s investment in this business, the Company entered into an investment agreement with a strategic partner in November 2017, pursuant to which both parties combined their respective natural gas compressor manufacturing businesses (see Note 4 for more information). As a result of these decisions and the steps taken to implement them, during the year ended December 31, 2017, the Company incurred on a pre-tax basis, aggregate cash and non-cash charges related to asset impairments and other charges, and a non-cash inventory valuation charge. In addition, the Company incurred a cash charge for payments made as a result of temporary restrictions on its LCFS Credits account during the fourth quarter of 2017.

The following table summarizes these charges (in thousands):

Year Ended
December 31, 2017
Workforce reduction and related charges	$3,057
CEC asset impairments	32,274
Station closures and related charges	25,557
LCFS Credits charge	7,046
Total asset impairments and other charges	67,934
Inventory valuation provision	13,158
Total charges	$81,092

Cash Charges

The following table summarizes the charges related to the foregoing that have been or will be settled with cash payments and their related liability balances as of December 31, 2018 and 2019 (in thousands):

		Cash Payments		Cash Payments		Cash Payments
		Made in the		Made in the		Made in the
		Year Ended	Balance as of	Year Ended	Balance as of	Year Ended	Balance as of
	Charges	December 31, 2017	December 31, 2017	December 31, 2018	December 31, 2018	December 31, 2019	December 31, 2019
Employee severance	$2,757	(2,757)	$—	$—	$—	$—	$—
Lease termination fees and AROs for station closures	4,083	(70)	4,013	(1,810)	2,203	(249)	1,954
	$6,840	(2,827)	$4,013	$(1,810)	$2,203	$(249)	$1,954

Workforce Reduction and Related Charges

As a result of the workforce reduction in 2017, severance costs of $2.8 million were incurred in connection with employee terminations and $0.3 million in stock-based compensation expense was incurred for the associated acceleration of certain stock awards.

Impairments of Long-Lived Assets

CEC: Asset Impairment Charges

Due to the continued low global demand for compressors, and the decision to position CEC’s compressor manufacturing business for industry consolidation with a potential strategic partner, the Company’s management determined that an impairment indicator was present for the long-lived assets of CEC. Recoverability was tested using future cash flow projections based on management’s long-term estimates of market conditions. Based on the results of this

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

test, the sum of the undiscounted future cash flows was less than the carrying value of the CEC asset group. As a result, these long-lived assets were written down to their respective fair values, resulting in an impairment charge of $32.3 million. Fair value was based on expected future cash flows using Level 3 inputs. The cash flows are those expected to be generated by market participants, discounted at an appropriate rate for the risks inherent in those cash flow projections.

Station Closures and Related Charges

During the third quarter of the year ended December 31, 2017, the Company decided to close 42 fueling stations by December 31, 2017, which were performing below management’s expectations based on volume and profitability levels. As a result, these station assets, which had an aggregate carrying value of $23.3 million, were written down to their respective fair values of $2.9 million on an aggregate basis, resulting in a charge of $20.4 million. The fair values of these assets were determined using the cost approach.

In addition, certain of these station closures triggered related other charges totaling $5.2 million, which consisted of write-offs for any deferred losses, lease termination fees, and an increase in asset retirement obligations (“AROs”).

Due to the closure of these stations, the Company’s management assessed whether impairment indicators were present for the long-lived assets of the Company’s other fueling stations. The Company determined there were no indicators of impairment present among its remaining fueling stations and no further steps were required for an impairment evaluation with respect to these stations.

Inventory Valuation Provision

As a result of the Company’s evaluation process to minimize and eliminate underperforming station assets, the Company determined that $27.2 million of certain station parts which were historically classified as construction in progress within “Land, property, and equipment, net” were to be reclassified as “Inventory” in the accompanying consolidated balance sheets because they will primarily be used for stations to be sold. Subsequent to the reclassification, the Company calculated and recorded a lower of cost or market non-cash charge of $7.8 million for these station parts. Additionally, in conjunction with its decision to seek a strategic partner for CEC, the Company incurred a lower of cost or market non-cash charge of $5.4 million for the inventory of CEC. The aggregate amount of $13.2 million is reported as “Inventory valuation provision” in the accompanying consolidated statements of operations for the year ended December 31, 2017.

LCFS Credits Cash Payments

The Company generates LCFS Credits when it sells RNG and conventional natural gas for use as a vehicle fuel and can sell and transfer these credits to third parties. The California Air Resources Board (“CARB”) restricted the Company’s ability to sell and transfer LCFS Credits during the third and fourth quarters of 2017 pending completion of an administrative review. The Company was, however, required to settle preexisting contractual obligations to transfer LCFS Credits to third parties by making cash payments totaling $7.0 million, the equivalent value of the LCFS Credits the Company would have otherwise transferred to satisfy its obligations. These payments are reported in “Asset impairments and other charges” in the accompanying consolidated statements of operations for the year ended December 31, 2017. In November 2017, CARB invalidated certain LCFS Credits the Company had generated in prior periods and released the restriction on the Company’s ability to sell and transfer LCFS Credits.

Note 4 —Divestitures

BP Transaction

On February 27, 2017, Clean Energy Renewable Fuels (“Renewables”) entered into an asset purchase agreement (the “APA”) with BP Products North America (“BP”). Pursuant to the APA, Renewables agreed to sell to BP its assets

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relating to its RNG production business (the “BP Transaction”), consisting of Renewables’ two RNG production facilities, Renewables’ interest in joint ventures formed with a third-party to develop new RNG production facilities, and Renewables’ third-party RNG supply contracts (the “Assets”). The BP Transaction was completed on March 31, 2017 for a sale price of $155.5 million, plus BP assumed $8.8 million of debt.

On March 31, 2017, BP paid Renewables $30.0 million in cash and delivered to Renewables a promissory note with a principal amount of $123.5 million, which was paid in full on April 3, 2017. In addition, as a result of the determination of certain post-closing adjustments, (i) BP paid Renewables an additional $2.0 million on June 22, 2017, and (ii) the gain recorded from the BP Transaction was reduced by $0.8 million. Pursuant to the APA, the valuation date of the BP Transaction was January 1, 2017, and as a result, the APA included certain adjustments to the purchase price to reflect a determination of the amount of cash accumulated by Renewables from the valuation date to the closing date, net of permitted cash outflows. Control of the Assets was not transferred until the BP Transaction was completed on March 31, 2017. Accordingly, the full operating results of Renewables are included in the accompanying consolidated statements of operations through March 31, 2017. The net cash proceeds from the BP Transaction were $142.2 million, net of $1.0 million cash transferred to BP, and the Company incurred $3.7 million in transaction fees in connection with the BP Transaction.

The BP Transaction resulted in a total gain of $70.7 million, which was recorded in “Gain from sale of certain assets of subsidiary” in the accompanying consolidated statements of operations for the year ended December 31, 2017. Included in the determination of this gain amount is goodwill of $26.6 million allocated to the disposed assets based on the relative fair values of the assets disposed and the portion of the retained reporting unit.

The Company determined that the BP Transaction did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

In addition, under the APA, BP is required, following the closing of the BP Transaction, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain conditions relating to the Assets are met. In February 2018, the Company received $0.9 million in cash for its satisfaction of the performance criteria for the first period under the APA, which ended on December 31, 2017. Upon its receipt of such cash, the Company paid $0.1 million in cash and issued 15,877 shares of the Company’s common stock with a fair value of $0.0 million to former holders of options to purchase membership units in Renewables. The performance criteria for the second period under the APA, which ended on December 31, 2018, was also satisfied, and the Company received a cash payment of $5.4 million in March 2019. During the year ended December 31, 2019, after receipt of the cash payment, the Company paid $0.6 million in cash to former holders of options to purchase membership units in Renewables. In December 2019, the Company and BP entered into an Amendment to the APA (“Amended APA”) which amended the earn-out for years four and five and paid the Company an additional $2.8 million for year three of the earn-out period. As a result of the performance criteria for year three under the APA being satisfied, and the additional $2.8 million received by the Company in December 2019 in accordance with the Amended APA, the Company recognized a gross gain of $8.4 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.9 million as of December 31, 2019. The Company recognized a net gain of $0.8 million, $4.8 million, and $7.5 million during the years ended December 31, 2017, 2018 and 2019, respectively, which is included in “Gain from sale of certain assets of subsidiary” in the accompanying consolidated statements of operations. The net gain of $0.8 million during the year ended December 31, 2017 is included in the total gain on the BP Transaction stated above.

As of December 31, 2019, the Company has paid $9.2 million in cash and issued 770,269 shares of the Company’s common stock with a fair value of $2.0 million to former holders of options to purchase membership units in Renewables.

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

The CEC Combination resulted in a loss of $6.5 million, which was recorded in “Loss from formation of equity method investment” in the accompanying consolidated statements of operations for the year ended December 31, 2017. The Company incurred working capital adjustments, funding for certain post-closing commitments, and transaction fees, of which $3.3 million and $1.0 million was unpaid and recorded in “Accrued liabilities” in the accompanying consolidated balance sheets as of December 31, 2018 and 2019, respectively. Included in this loss amount is goodwill of $3.6 million that was allocated to the disposed assets based on the relative fair values of those assets and the portion of the reporting unit that was retained. Prior to the CEC Combination, CEC had a pre-tax loss of $45.1 million for fiscal year 2017.

Subsequent to December 29, 2017, the Company recorded an increase of $1.2 million in anticipated relocation expenses under the investment agreement in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2018 and in “Loss from formation of equity method investment” in the accompanying consolidated statements of operations for the year ended December 31, 2018. The Company recorded income (loss) from this investment of $(2.9) million and $0.0 million for the years ended December 31, 2018 and 2019, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $23.4 million and $23.7 million as of December 31, 2018 and 2019, respectively.

The Company determined that the CEC Combination did not meet the definition of a discontinued operation because the disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

Note 5 —Investments in Other Entities and Noncontrolling Interest in a Subsidiary

SAFE&CEC S.r.l.

On December 29, 2017, the Company obtained a 49% ownership interest in SAFE&CEC S.r.l. See Note 4 for more information.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized financial information for SAFE&CEC S.r.l. is as follows (in thousands):

	Year Ended December 31,
	2018	2019
Revenue	$68,373	$80,886
Gross profit	$20,124	$20,525
Operating income (loss)	$(4,881)	$1,207
Net income (loss)	$(5,499)	$93

	As of December 31,
	2018	2019
Current assets	$42,568	$56,765
Non-current assets	48,629	56,153
Total assets	$91,197	$112,918

Current liabilities	$36,177	$51,911
Non-current liabilities	6,955	11,952
Total liabilities	$43,132	$63,863

MCEP

On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over MCEP’s operations. The Company recorded income (loss) from this investment of $(0.1) million, $0.2 million and $(0.1) million for the years ended December 31, 2017, 2018, and 2019, respectively. The Company had an investment balance in MCEP of $1.7 million and $1.6 million as of December 31, 2018 and 2019, respectively.

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

On July 14, 2017, the Company contributed to NG Advantage all of its right, title and interest in and to a CNG fueling station located in Milton, Vermont. The Company purchased this CNG fueling station from NG Advantage in October 2014 in connection with the UPA, and at that time, the Company entered into a lease agreement with NG Advantage to lease the station back to NG Advantage. This lease agreement was terminated contemporaneously with the contribution of the station to NG Advantage in July 2017. As consideration for the contribution, NG Advantage issued to the Company Series A Preferred Units with an aggregate value of $7.5 million. The Series A Preferred Units provide for an accrued return upon a liquidation event with respect to NG Advantage and will convert into common units of NG Advantage if and when it completes a future equity financing that satisfies certain specified conditions; however, the Series A Preferred Units do not, in themselves, increase the Company’s controlling interest in NG Advantage. As a result, immediately following the contribution, the Company’s controlling interest in NG Advantage remained at 53.3%.

NG Advantage has entered into an arrangement with BP for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and BP pursuant to which the Company guarantees NG Advantage’s payment obligations to BP in the event of default by NG Advantage under the supply arrangement, in an amount up to an aggregate of $30.0  million

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plus related fees. This guaranty is in effect until thirty days following the Company’s notice to BP of its termination. As initial consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.

On October 1, 2018, the Company purchased 1,000,001 common units from NG Advantage for an aggregate cash purchase price of $5.0 million.  This purchase increased Clean Energy’s controlling interest in NG Advantage from 53.5% to 61.7%.

In each month from November 2018 through February 2019, the Company was issued 100,000 additional common units of NG Advantage, for a total of 400,000 common units, pursuant to the guaranty agreement entered in February 2018. The issuance of 400,000 additional common units increased the Company’s controlling interest in NG Advantage to 63.0% and 64.6% as of December 31, 2018 and 2019, respectively.

On February 15, 2019, NG Advantage and the Company entered into a transaction pursuant to which the Company agreed to lend to NG Advantage up to $5.0 million in accordance with the terms of a delayed draw convertible promissory note (the “2019 Note”). NG Advantage simultaneously drew $2.5 million under the 2019 Note, and on April 15, 2019, NG Advantage drew the remaining $2.5 million under the 2019 Note. As discussed below, on June 28, 2019, all unpaid principal and accrued interest under the 2019 Note was subsumed within the 2019 Convertible Note (as defined below).

On May 17, 2019, the Company agreed to lend to NG Advantage up to $0.5 million in accordance with the terms of a promissory note (the “2019 Bridge Loan”). On June 11, 2019, NG Advantage drew $0.1 million under the 2019 Bridge Loan. As discussed below, on June 28, 2019, all unpaid principal and accrued interest under the 2019 Bridge Loan was subsumed within the 2019 Convertible Note.

On June 28, 2019, the Company agreed to lend to NG Advantage up to $15.2 million in accordance with the terms of a delayed draw convertible promissory note (the “June 2019 Convertible Note”). NG Advantage simultaneously drew $3.5 million under the June 2019 Convertible Note. The outstanding principal and accrued interest under the 2019 Note and 2019 Bridge Loan were incorporated into the June 2019 Convertible Note, which resulted in the cancellation of the 2019 Note and 2019 Bridge Loan. In connection with the June 2019 Convertible Note, NG Advantage issued to the Company a warrant to purchase 86,879 common units.  During the period of July 1, 2019 through November 26, 2019, NG Advantage drew an additional $7.4 million under the June 2019 Convertible Note.

On November 27, 2019, the Company agreed to lend to NG Advantage up to $26.7 million in accordance with the terms of a delayed draw convertible promissory note (the “November 2019 Convertible Note”). NG Advantage simultaneously drew $3.4 million under the November 2019 Convertible Note. The outstanding principal and accrued interest under the June 2019 Convertible Note were incorporated into the November 2019 Convertible Note, which resulted in the cancellation of the June 2019 Convertible Note. All outstanding principal under the November 2019 Convertible Note bore interest at a rate of 12.0% per annum, and all unpaid principal and accrued interest under the November 2019 Convertible Note was due on the earlier of December 31, 2019, subject to extension at the Company's discretion, or the occurrence of an event of default (subject to notice requirements and cure periods in certain circumstances). In connection with the November 2019 Convertible Note, NG Advantage issued to the Company a warrant to purchase 2,000,000 common units. In December 2019, NG Advantage drew an additional $6.6 million under the November 2019 Convertible Note. As of December 31, 2019, NG Advantage had an outstanding balance of $26.7 million, plus accrued and unpaid interest, under the November 2019 Convertible Note.  This intercompany transaction has been eliminated in consolidation. See Note 23 —Subsequent Events for additional information about the November 2019 Convertible Note.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $2.2 million, $5.4 million and $7.2 million for the years ended December 31, 2017, 2018, and 2019, respectively. The noncontrolling interest was $17.0 million and $9.6 million as of December 31, 2018 and 2019, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 —Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2018 and 2019 consisted of the following (in thousands):

	2018	2019
Current assets:
Cash and cash equivalents	$29,844	$49,207
Restricted cash - standby letters of credit	30	15
Restricted cash - held in escrow	750	—
Total cash, cash equivalents and current portion of restricted cash	$30,624	$49,222

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$4,000
Total long-term portion of restricted cash	$4,000	$4,000

Total cash, cash equivalents and restricted cash	$34,624	$53,222

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $28.5 million and $47.9 million as of December 31, 2018 and 2019, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash consisted of standby letters of credit renewed annually. Long-term restricted cash consisted of a standby letter of credit.

Note 7 — Short-Term Investments

Short-term investments include available-for-sale debt securities and certificates of deposit. Available-for-sale debt securities are carried at fair value, inclusive of unrealized gains and losses. Unrealized gains and losses on available for sale debt securities are recognized in other comprehensive income (loss), net of applicable income taxes. Gains or losses on sales of available-for-sale debt securities are recognized on the specific identification basis.

The Company reviews available-for-sale debt securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2019, the Company believes the carrying values for its available-for-sale debt securities are properly recorded.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Short-term investments as of December 31, 2018 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Municipal bonds and notes	$9,210	$(19)	$9,191
Zero coupon bonds	29,823	(28)	29,795
Corporate bonds	26,175	(22)	26,153
Certificates of deposit	507	—	507
Total short-term investments	$65,715	$(69)	$65,646

Short-term investments as of December 31, 2019 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Municipal bonds and notes	$2,986	$—	$2,986
Zero coupon bonds	33,919	—	33,919
Corporate bonds	19,509	(3)	19,506
Certificates of deposit	518	—	518
Total short-term investments	$56,932	$(3)	$56,929

Note 8 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL and THUSA (as defined in Notes 13 and 14), for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying consolidated statements of operations.

During 2019, the Company entered into fueling agreements with fleet operators under the Zero Now truck financing program. The fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be embedded derivatives and recorded at fair value at the time of execution, with the changes in fair value of the embedded derivatives recognized as earnings in "Product revenue" in the accompanying consolidated statements of operations.

Derivatives as of December 31, 2018 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,508	$—	$1,508
Long-term portion of derivative assets, related party	8,824	—	8,824
Total derivative assets	$10,332	$—	$10,332

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives and embedded derivatives as of as of December 31, 2019 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Long-term portion of derivative assets, related party	$3,270	$—	$3,270
Fueling agreements:
Prepaid expenses and other current assets	232	—	232
Notes receivable and other long-term assets, net	491	—	491
Total derivative assets	$3,993	$—	$3,993
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$164	$—	$164
Fueling agreements:
Accrued liabilities	42	—	42
Other long-term liabilities	39	—	39
Total derivative liabilities	$245	$—	$245

As of December 31, 2018 and 2019, the Company had a total volume on open commodity swap contracts of 25.0 million and 21.9 million diesel gallons at a weighted-average price per gallon of approximately $3.18 and $2.30, respectively.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2018 and 2019, by year with associated volumes:

	December 31, 2018		December 31, 2019
	Volumes	Weighted -Average Price per	Volumes	Weighted -average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2019	3,125,000	$3.18	—	$—
2020	5,000,000	$3.18	4,986,000	$2.37
2021	5,000,000	$3.18	5,000,000	$2.34
2022	5,000,000	$3.18	5,000,000	$2.34
2023	5,000,000	$3.18	5,000,000	$2.34
2024	1,875,000	$3.18	1,870,000	$1.76

Note 9 —Fair Value Measurements

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company used the income approach to value its outstanding commodity swap contracts and embedded derivatives in its fueling agreements under the Zero Now truck financing program (see Note 8). Under the income approach, the Company used a discounted cash flow (“DCF”) model in which cash flows anticipated over the term of the contracts are discounted to their present value using an expected discount rate. The discount rate used for cash flows reflects the specific risks in spot and forward rates and credit valuation adjustments. This valuation approach is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments are Ultra-Low Sulfur Diesel (“ULSD”) forward prices and differentials from ULSD to Petroleum Administration for Defense District (“PADD”) regions. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the ULSD forward prices is accompanied by a directionally opposite but less extreme change in the ULSD-PADD differential.

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2018 and 2019:

	December 31, 2018		December 31, 2019
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.71 - $1.79	$1.75	$1.76 - $1.88	$1.81
Historical Differential to PADD 3 Diesel	$0.76 - $1.16	$0.89	$0.79 - $1.16	$0.91
Historical Differential to PADD 5 Diesel	$1.22 - $2.12	$1.55	$1.32 - $2.30	$1.78

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2019:

	December 31, 2019
Significant Unobservable Inputs	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78

The Company’s liability-classified warrants (or "derivative warrants"), which were all issued by NG Advantage, are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market.

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2018 or 2019.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2019 (in thousands):

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$9,191	$—	$9,191	$—
Zero coupon bonds	29,795	—	29,795	—
Corporate bonds	26,153	—	26,153	—
Certificates of deposit (1)	507	—	507	—
Commodity swap contracts (2)	10,332	—	—	10,332
Embedded derivatives (3)	—	—	—	—
Liabilities:
Warrants (4)	$1,079	$—	$—	$1,079

	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$2,986	$—	$2,986	$—
Zero coupon bonds	33,919	—	33,919	—
Corporate bonds	19,506	—	19,506	—
Certificates of deposit (1)	518	—	518	—
Commodity swap contracts (2)	3,270	—	—	3,270
Embedded derivatives (3)	723	—	—	723
Liabilities:
Commodity swap contracts (2)	$164	$—	$—	$164
Embedded derivatives (3)	81	—	—	81
Warrants (4)	40	—	—	40

(1)	Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 7 for more information.
(2)

Included in “Derivative assets, related party” and “Long-term portion of derivative assets, related party” as of December 31, 2018, and “Derivative liabilities, related party” and “Long-term portion of derivative assets, related party” as of December 31, 2019, in the accompanying consolidated balance sheets. See Note 8 for more information.

(3)

Included in "Prepaid expenses and other current assets", "Notes receivable and other long-term assets, net", “Accrued liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets. See Note 8 for more information.

(4)	Included in "Other long-term liabilities" as of December 31, 2018, and “Accrued liabilities” as of December 31, 2019 in the accompanying consolidated balance sheets.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2017	$—	$—	$—	$—	$(536)
Total gain (loss)	10,332	—	—	—	(543)
Balance as of December 31, 2018	$10,332	$—	$—	$—	$(1,079)

Balance as of December 31, 2018	$10,332	$—	$—	$—	$(1,079)
Settlements, net	667	—	—	—	—
Total gain (loss)	(7,729)	723	(164)	(81)	1,039
Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)

Change in unrealized gain (loss) for the year ended December 31, 2018 included in earnings	$10,332	$—	$—	$—	$(543)
Change in unrealized gain (loss) for the year ended December 31, 2019 included in earnings	$(7,062)	$723	$(164)	$(81)	$1,039

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2018 and 2019. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 13 for more information about the Company’s debt instruments.

Note 10 —Other Receivables

Other receivables as of December 31, 2018 and 2019 consisted of the following (in thousands):

	2018	2019
Loans to customers to finance vehicle purchases	$276	$653
Accrued customer billings	6,261	6,124
Fuel tax credits	434	69,585
Other	8,573	8,536
Total other receivables	$15,544	$84,898

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 —Land, Property and Equipment

Land, property and equipment, net as of December 31, 2018 and 2019 consisted of the following (in thousands):

	2018	2019
Land	$3,681	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	319,119	324,431
Trailers	75,901	79,477
Other equipment	97,268	101,655
Construction in progress	73,485	75,232
	664,087	678,904
Less accumulated depreciation	(313,519)	(354,992)
Total land, property and equipment, net	$350,568	$323,912

Included in "Land, property and equipment, net" are capitalized software costs of $29.3 million and $30.4 million as of December 31, 2018 and 2019, respectively. Accumulated amortization of the capitalized software costs is $22.5 million and $26.3 million as of December 31, 2018 and 2019, respectively.

The Company recorded amortization expense related to the capitalized software costs of $4.4 million,  $3.7 million and $3.9 million during the years ended December 31, 2017, 2018, and 2019, respectively.

As of December 31, 2018, and 2019, $4.6 million and $3.0 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying consolidated balance sheets which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

Note 12 —Accrued Liabilities

Accrued liabilities as of December 31, 2018 and 2019 consisted of the following (in thousands):

	2018	2019
Accrued alternative fuels incentives (1)	$6,923	$27,839
Accrued employee benefits	2,248	2,276
Accrued interest	78	220
Accrued gas and equipment purchases	12,833	11,383
Accrued property and other taxes	3,397	3,732
Accrued salaries and wages	8,609	9,105
Other (2)	14,381	13,142
Total accrued liabilities	$48,469	$67,697

(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)

The amounts as of December 31, 2018 and 2019 include lease termination fees and AROs related to the closure of certain fueling stations and working capital adjustments (see Note 3 for more information), in addition to funding for certain commitments and transaction fees incurred as a result of the CEC Combination (see Note 4 for more information). No individual item in “Other” exceeds 5% of total current liabilities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 —Debt

Debt obligations as of December 31, 2018 and 2019 consisted of the following (in thousands):

	December 31, 2018
		Unamortized Debt	Balance, Net of
	Principal Balances	Financing Costs	Financing Costs
7.5% Notes	$50,000	$58	$49,942
NG Advantage debt	28,904	155	28,749
Other debt	1,024	—	1,024
Total debt	79,928	213	79,715
Less amounts due within one year	(4,811)	(99)	(4,712)
Total long-term debt	$75,117	$114	$75,003

	December 31, 2019
		Unamortized Debt	Balance, Net of
	Principal Balances	Financing Costs	Financing Costs
7.5% Notes	$50,000	$17	$49,983
NG Advantage debt	33,898	192	33,706
SG Facility	4,400	—	4,400
Other debt	796	—	796
Total debt	89,094	209	88,885
Less amounts due within one year	(56,097)	(84)	(56,013)
Total long-term debt	$32,997	$125	$32,872

The following is a summary of the aggregate maturities of debt obligations for each of the yearly periods subsequent to December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
7.5% Notes	$50,000	$—	$—	$—	$—	$—	$50,000
NG Advantage debt	5,857	6,092	6,300	11,407	4,242	—	33,898
SG Facility	—	—	—	—	4,400	—	4,400
Other debt	240	248	215	93	—	—	796
Total	$56,097	$6,340	$6,515	$11,500	$8,642	$—	$89,094

7.5% Notes

In June 2013, the Company issued notes (the “7.5% Notes”) to T. Boone Pickens and Green Energy Investment Holdings, LLC (“GEIH”) in the amount of $150.0 million. The 7.5% Notes bear interest at the rate of 7.5% per annum and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, each holder of a 7.5% Note has the right to exchange all or any portion of the principal and accrued and unpaid interest under its 7.5% Notes for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company can force conversion of each 7.5% Note into shares of its common stock if such shares trade at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 7.5% Notes include customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of December 31, 2019.

On August 27, 2013, GEIH transferred $5.0 million in principal amount of its 7.5% Notes to third parties.

On February 9, 2017, the Company purchased from Mr. Pickens his 7.5% Note due July 2018, having an outstanding principal amount of $25.0 million, for a cash purchase price of $21.8 million. Upon such purchase, the applicable 7.5% Notes were surrendered and canceled in full. The Company’s repurchase of this 7.5% Note resulted in a gain of $3.2 million for the year ended December 31, 2017.

On February 21, 2017, GEIH transferred $11.8 million in principal amount of its 7.5% Notes to third parties.

On November 17, 2017, Mr. Pickens transferred all remaining $40.0 million in principal amount of his 7.5% Notes to a third party.

On June 29, 2018, and pursuant to the consent of the holders of the 7.5% Notes to the Company’s payments of amounts owed thereunder before maturity, the Company paid to the holders, in cash, an aggregate of $25.0 million in principal amount and $0.5 million in accrued and unpaid interest owed under all outstanding 7.5% Notes due July 2018. Upon such payment, the purchased 7.5% Notes were canceled in full.

On December 4, 2018, the Company purchased from the holders, thereof all outstanding 7.5% Notes due July 2019, having an aggregate outstanding principal amount of $50.0 million, for a cash purchase price of $50.5 million. Upon such payment, the purchased 7.5% Notes were canceled in full.

As a result of the foregoing transactions, as of December 31, 2019, (i) GEIH held 7.5% Notes in an aggregate principal amount of $32.9 million and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $17.1 million, all of which mature in June 2020.

Plains Credit Facility

On February 29, 2016, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with Plains Capital Bank (“Plains”), which, as amended on December 6, 2017, had a maturity date of September 30, 2019. Pursuant to the Plains LSA, Plains agreed to lend the Company up to $50.0 million on a revolving basis from time to time (the “Credit Facility”). There was no activity or borrowings under this Credit Facility during the years ended December 31, 2018 and 2019, and the Credit Facility matured and was canceled on September 30, 2019.

SG Credit Agreement

On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100.0 million of loans (“SG Loans”) in support of its Zero Now truck financing program.  Under the Credit Agreement, the Company is permitted to use the proceeds from the SG Loans solely to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith.  Interest on outstanding SG Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly. The Company is required to make mandatory prepayments under the SG Facility equal to any amounts the Company receives for complete or partial refunds of the incremental cost of trucks purchased or financed under the Zero Now program, and the Company is generally permitted to make complete or partial voluntary prepayments under the SG Facility with prior written notice to SG but without premium or penalty.  The Credit Agreement

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes certain representations, warranties and covenants by the Company and also provides for customary events of default which, if any of them occurs, would permit or require, among other things, the principal of and accrued interest on the Loans to become or to be declared due and payable. Events of default under the Credit Agreement include, among others, nonpayment of principal and interest when due; violation of covenants; any default by the Company (whether or not resulting in acceleration) under any other agreement for borrowed money in excess of $20.0 million; voluntary or involuntary bankruptcy; repudiation or assignment of the Guaranty by THUSA; or a change of control of the Company.

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement.  As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement.  As of December 31, 2019, the Company had $4.4 million outstanding on the SG Facility and no events of defaults had occurred.

TOTAL Credit Support Agreement

On January 2, 2019, the Company entered into a credit support agreement (“CSA”) with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TOTAL (as defined in Note 14). Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay to SG up to $100.0 million in SG Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate Loan amount for the preceding calendar quarter.

Following any payment by THUSA to SG under the Guaranty, the Company would be obligated to immediately pay to THUSA the full amount of such payment plus interest on such amount at a rate equal to LIBOR plus 1.0%. In addition, the Company would be obligated to pay and reimburse THUSA for all reasonable out-of-pocket expenses it incurs in the performance of its services under the CSA, including all reasonable out-of-pocket attorneys’ fees and expenses incurred in connection with the payment to SG under the Guaranty or any enforcement or attempt to enforce any of the Company‘s obligations under the CSA. The CSA includes customary representations and warranties and affirmative and negative covenants by the Company. In addition, upon the occurrence of a “Trigger Event” and during its continuation, THUSA may, among other things: elect not to guarantee additional Loans; declare all or any portion of the outstanding amounts the Company owes THUSA under the CSA to be due and payable; and exercise all other rights it may have under applicable law. Each of the following events constitutes a Trigger Event: the Company defaults with respect to any payment obligation under the CSA; any representation or warranty made by the Company in the CSA was false, incorrect, incomplete or misleading in any material respect when made; the Company fails to observe or perform any material covenant, obligation, condition or agreement in the CSA; or the Company defaults in the observance or performance of any agreement, term or condition contained in any other agreement with THUSA or an affiliate of THUSA.

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

Until the occurrence of a Trigger Event or Fundamental Trigger Event (as described below) under the CSA, the Company has the freedom to operate in the normal course and there are no restrictions on the flow of funds in and out of the lockbox account established pursuant to the lockbox agreement. Upon the occurrence of a Trigger Event under the CSA, all funds in the lockbox account will be: first, used to make scheduled debt repayments under the Credit Agreement; and second, released to the Company. Further, upon the occurrence of a “Fundamental Trigger Event” under the CSA and during its continuation, in addition to exercising any of the remedies available to THUSA upon the occurrence of a Trigger Event as described above: all participants in the Zero Now program would pay amounts owed under their fueling agreements with the Company directly into the lockbox account; under a “sweep” mechanism, all cash in the lockbox account would be used to prepay all outstanding Loans under the Credit Agreement; no other disbursements from the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lockbox account could be made without THUSA’s consent; and THUSA would retain dominion over the lockbox account and the funds in the account would remain as security for the Company’s payment and reimbursement obligations under the CSA. Each of the following events constitutes a Fundamental Trigger Event: the Company defaults in the observance or performance of any agreement, term or condition contained in the Credit Agreement that would constitute an event of default thereunder, up to or beyond any grace period provided in such agreement, unless waived by SG; the Company defaults in the observance or performance of any agreement, term or condition contained in any evidence of indebtedness other than the Credit Agreement, and the effect of such default is to cause, or permit the holders of such indebtedness to cause, acceleration of indebtedness in an aggregate amount for all such collective defaults of $20.0 million or more; voluntary and involuntary bankruptcy and insolvency events; and the occurrence of a change of control of the Company.

The CSA will terminate following the later of: the payment in full of all of the Company’s obligations under the CSA; and the termination or expiration of the Guaranty following the maturity date of the last outstanding Loan or December 31, 2023, whichever is earlier.

NG Advantage Debt

On May 12, 2016 and January 24, 2017, respectively, NG Advantage entered into a Loan and Security Agreement (the “Commerce LSA”) with Commerce Bank & Trust Company (“Commerce”), pursuant to which Commerce agreed to lend NG Advantage $6.3 million and $6.2 million, respectively. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal for both loans are payable monthly in 84 equal monthly installments at an annual rate of 4.41% and 5.0%, respectively. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Commerce under the Commerce LSA, NG Advantage pledged to and granted Commerce a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Commerce LSA.

On November 30, 2016, NG Advantage entered into a Loan and Security Agreement (the “Wintrust LSA”) with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4.7 million. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal is payable monthly in 72 equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Wintrust under the Wintrust LSA, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Wintrust LSA.

Financing Obligations

NG Advantage has entered into sale and leaseback transactions with various lessors as described below. In each instance, the sale and leaseback transaction does not qualify for sale-leaseback accounting because of NG Advantage’s continuing involvement with the buyer-lessor due to a fixed price repurchase option. As a result, the transactions are recorded under the financing method, in which the assets remain on the accompanying consolidated balance sheets and the proceeds from the transactions are recorded as financing liabilities.

On December 18, 2017, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “BoA MLA”) with Bank of America Leasing & Capital, LLC (“BoA”). Pursuant to the BoA MLA, NG Advantage received $2.1 million in cash for CNG trailers and simultaneously leased them back from BoA for five years commencing January 1, 2018 with interest and principal payable in 60 equal monthly installments at an annual rate of 4.86%.

On March 1, 2018, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “First National MLA”) with First National Capital, LLC (“First National”). Pursuant to the First National MLA, NG Advantage received $6.3 million in cash, net of fees and the first month’s lease payment for CNG trailers and simultaneously leased them back from First National for six years commencing March 1, 2018 with interest and principal payable in 72 equal monthly installments at an annual rate of 9.28%.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 20, 2018 (the “Closing Date”), NG Advantage entered into a purchase agreement to sell a compression station for a purchase price of $7.0 million to an entity whose member owners were noncontrolling interest member owners of NG Advantage. On the Closing Date and immediately following the consummation of the sale of the compression station, NG Advantage entered into a lease agreement with the buyer of the station (the “Lease”) pursuant to which the station was leased back to NG Advantage for a term of five years with monthly rent payments equal to $0.1 million at an annual rate of 12.0%. Of the purchase price, NG Advantage received $4.7 million in cash, net of fees, the first month’s lease payment, and the repayment of a $2.0 million promissory note from one of the member owners of the buyer, which was issued on November 19, 2018.

On January 17, 2019, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “Nations MLA”) with Nations Fund I, LLC (“Nations”). Pursuant to the Nations MLA, NG Advantage received $3.4 million in cash, net of the first month’s lease payment, for CNG trailers and simultaneously leased them back from Nations for four years commencing February 1, 2019 with interest and principal payable in 48 equal monthly installments at an annual rate of 9.18%.

In October 2019, NG Advantage entered into a sale-leaseback agreement, pursuant to which it sold compression equipment for a purchase price of $7.5 million and simultaneously leased it back for a term of five years with interest and principal payable in equal monthly installments at an annual rate of 10.47%. Of the purchase price, NG Advantage received $5.3 million in cash and $2.2 million is held as a security deposit.

Other Debt

The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02% and with a weighted-average interest rate of 4.78% as of December 31, 2018 and 2019.

Note 14 —Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2019, the Company was authorized to issue 305,000,000 shares, of which 304,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

The Company did not declare or pay any dividends during the years ended December 31, 2017, 2018 or 2019.

Voting Rights

Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.

Issuance of Common Stock

At-The-Market Offering Program

On May 31, 2017, the Company terminated its equity distribution agreement (the “Sales Agreement”) with Citigroup Global Markets Inc. (“Citigroup”), as sales agent and/or principal. The Sales Agreement was terminable at will upon written notification by the Company with no penalty. Pursuant to the Sales Agreement, the Company was entitled to issue and sell, from time to time through or to Citigroup, shares of its common stock having an aggregate offering price of up to $200.0 million in an “at-the-market” offering program (the “ATM Program”). The ATM Program commenced on

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 11, 2015 when the Company and Citigroup entered into the original equity distribution agreement, which was amended and restated on September 9, 2016 and again on December 21, 2016 prior to its termination.

The following table summarizes the activity under the ATM Program for the periods presented:

Year ended December 31,
(in 000s, except share amounts)	2017
Gross proceeds	$10,767
Fees and issuance costs	311
Net proceeds	$10,456
Shares issued	3,802,500

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

On June 13, 2018, the Company and Total closed the Total Private Placement, in which: (1) the Company issued to Total all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in Total holding approximately 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of September 30, 2018; (2) Total paid to the Company an aggregate of $83.4 million in gross proceeds, which the Company has used and expects to continue to use for working capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and Total entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $1.9 million.

Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2019, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

Other

As of December 31, 2019, a third-party and a related party held outstanding warrants, which expire in 2020 and 2025, respectively, to purchase equity interests in NG Advantage. Such warrants allow the purchase of up to 765,106 NG Advantage common units and are accounted for as liability-classified warrants. The fair value was $1.1 million and $0.0 million as of December 31, 2018 and 2019, respectively (see Note 9 for more information) and the gain (loss) from the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change in fair value was $0.0 million,  $(0.5) million and $1.0 million for the years ended December 31, 2017, 2018, and 2019, respectively.

Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2017	2018	2019
Stock-based compensation expense, net of $0 tax in 2017, 2018 and 2019 (1)	$8,423	$5,307	$3,880

(1)

$0.3 million of stock-based compensation expense for the year ended December 31, 2017 is recorded in “Asset impairments and other charges” in the accompanying consolidated statements of operations and in “Asset impairments and other charges” in the accompanying consolidated statements of cash flows. See Note 3 for more information.

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

In May 2016, the Company adopted its 2016 Performance Incentive Plan (“2016 Plan”), which became effective on May 26, 2016, the date of approval of the 2016 Plan by the Company’s stockholders. The 2006 Plan became unavailable for new awards upon the effectiveness of the 2016 Plan. Unissued awards under the 2002 and 2006 Plans are not available for future grant under the 2016 Plan. If any outstanding award under the 2002 Plan or 2006 Plan expires or is canceled, the shares allocable to the unexercised portion of that award will be added to the share reserve under the 2016 Plan and will be available for grant under the 2016 Plan. As of December 31, 2019, the Company had 2,054,993 shares available for future grant under the 2016 Plan.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2018	8,699,677	$8.06
Granted	2,183,691	2.19
Exercised	(58,602)	1.79
Forfeited or expired	(1,703,101)	10.07
Options outstanding as of December 31, 2019	9,121,665	$6.32	5.82	$1,909
Options exercisable as of December 31, 2019	6,246,982	$8.31	4.52	$812
Options vested and expected to vest as of December 31, 2019	9,121,665	$6.32	5.82	$1,909

As of December 31, 2019, there was $1.9 million of total unrecognized compensation cost related to unvested shares underlying outstanding stock options. That cost is expected to be expensed over a remaining weighted average period of 1.45  years. The total fair value of shares vested during the year ended December 31, 2019 was $1.6 million.

The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Year Ended December 31,
	2017	2018	2019
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.61%	70.2% to 74.6%	57.3% to 61.5%
Risk-free interest rate	2.05%	2.70% to 2.71%	2.11% to 2.53%
Expected life in years	6.0	6.0	6.0

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

The weighted-average grant date fair values per share of stock options granted during the years ended December 31, 2017, 2018, and 2019, were $1.67,  $0.88 and $1.28, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018 and 2019 were $0.0 million and $0.1 million, respectively. There were no options exercised during the year ended December 31, 2017. The Company recorded $2.2 million,  $2.0 million and $2.2 million of stock option expense during the years ended December 31, 2017, 2018, and 2019, respectively. The Company has not recorded any tax benefit related to its stock option expense.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s Service-Based RSU activity for the year ended December 31, 2019:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
RSU outstanding as of December 31, 2018	2,279,601	$1.88
Granted	—	—
Vested	(952,032)	2.13
Forfeited or expired	(95,764)	1.59
RSU outstanding and unvested as of December 31, 2019	1,231,805	$1.71

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2017 and 2018 was $1.36. There were no RSUs granted during the year ended December 31, 2019.

As of December 31, 2019, there was $0.8 million of total unrecognized compensation cost related to unvested shares underlying outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of 0.91 years.

The Company recorded $5.9 million,  $3.0 million and $1.5 million of expense during the years ended December 31, 2017, 2018, and 2019, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $0.0 million of expense related to the ESPP during each of the years ended December 31, 2017, 2018, and 2019. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2019, the Company had issued an aggregate of 526,307 shares pursuant to the ESPP.

Note 15 —Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2017, 2018, and 2019 are as follows (in thousands):

	2017	2018	2019
U.S.	$(44,535)	$(9,153)	$14,981
Foreign	(38,770)	311	(864)
Total income (loss) before income taxes	$(83,305)	$(8,842)	$14,117

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31, 2017, 2018, and 2019 consists of the following (in thousands):

	2017	2018	2019
Current:
Federal	$31	$—	$—
State	231	341	116
Foreign	224	—	4
Total current	486	341	120
Deferred:
Federal	(978)	—	293
State	(184)	—	445
Foreign	(1,238)	—	—
Total deferred	(2,400)	—	738
Total expense (benefit)	$(1,914)	$341	$858

The Company’s federal and state tax benefit from the utilization of net operating loss carryovers for the year ended December 31, 2017 was $6.9 million and $1.5 million, respectively. Income tax expense (benefit) for the years ended December 31, 2017, 2018, and 2019 differs from the “expected” amount computed using the federal income tax rate of 35% as of December 31, 2017 and 21% as of December 31, 2018 and 2019 as a result of the following (in thousands):

	2017	2018	2019
Computed expected tax (benefit)	$(29,157)	$(1,857)	$2,964
Nondeductible expenses	13,420	5,674	3,087
Tax rate differential on foreign earnings	11,860	(56)	245
Joint ventures	—	947	(369)
Noncontrolling interest	—	1,133	4,114
Impact of federal income tax rate change	59,729	—	—
Tax credits	(27)	(6,603)	(10,314)
Other	2,376	985	665
Change in valuation allowance	(60,115)	118	466
Total tax expense (benefit)	$(1,914)	$341	$858

On December 21, 2017, the TCJA was enacted. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning on January 1, 2018, requires companies to pay a one-time transition tax on certain previously unremitted earnings of non-U.S. subsidiaries, creates new taxes on certain foreign sourced earnings and imposes additional limitations on certain deductions, including interest expense and net operating losses arising after 2017. The Company has assessed the impact of the TCJA and is not subject to the one-time transition tax. The Company remeasured certain deferred tax assets and liabilities and uncertain tax positions based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. The decrease in the Company’s net deferred tax assets as of December 31, 2017 was offset by a corresponding decrease in its valuation allowance.

The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year was recognized and collected during the year ended December 31, 2018. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar year was recognized during the year ended December 31, 2019.

The Company recorded a federal tax benefit of $0.0 million, $6.1 million and $10.5 million related to the exclusion of AFTC associated with 2017, 2018 and 2019 fuel sales in excess of its fuel tax obligation, respectively. These amounts

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increased the Company’s deferred tax asset attributed to its federal net operating loss carryforwards and the Company’s deferred tax asset valuation allowance.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2019 are as follows (in thousands):

	2018	2019
Deferred tax assets:
Accrued expenses	$5,254	$4,899
Alternative minimum tax and general business credits	6,801	6,651
Stock option expense	11,210	9,254
Other	1,998	1,456
Loss carryforwards	106,957	107,722
Total deferred tax assets	132,220	129,982
Less valuation allowance	(120,801)	(122,147)
Net deferred tax assets	11,419	7,835
Deferred tax liabilities:
Commodity swap contracts	(2,751)	(998)
Depreciation and amortization	(2,672)	(911)
Goodwill	(1,650)	(1,910)
Investments in joint ventures and partnerships	(4,346)	(4,754)
Total deferred tax liabilities	(11,419)	(8,573)
Net deferred tax liabilities	$—	$(738)

As of December 31, 2019, the Company had federal, state and foreign net operating loss carryforwards of approximately $430.2 million, $298.3 million and $2.0 million, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2020 and 2030, respectively. The Company also has federal tax credit carryforwards of $6.4 million that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company’s net operating loss and tax credit carryforwards may be limited in future periods.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2018 and 2019, the Company provided a valuation allowance of $120.8 million, and $122.1 million, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The decrease in the valuation allowance for the year ended December 31, 2018 of $0.0 million was primarily attributable to the valuation allowance offsetting foreign income, partially offset by an increase in federal losses without benefit. The increase in the valuation allowance for the year ended December 31, 2019 of $1.3 million was primarily attributable to an increase in federal losses without benefit.

For the year ended December 31, 2019, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $41.5 million as of December 31, 2019 that, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2017, 2018, and 2019 (in thousands):

Unrecognized tax benefit—December 31, 2017	$34,065
Gross increases—tax positions in current year	2,178
Unrecognized tax benefit—December 31, 2018	36,243
Gross increases—tax positions in current year	5,232
Unrecognized tax benefit—December 31, 2019	$41,475

The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2018 and 2019 is primarily attributable to the portion of AFTC offset by the fuel tax the Company collected from its customers.

ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. In addition to the unrecognized tax benefits noted above, the Company accrued $0.0 million of interest expense as of December 31, 2018 and 2019. The Company recognized interest expense related to uncertain tax positions of $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2017, 2018, and 2019, respectively.

During the year ended December 31, 2018, the IRS concluded its examination of the Company’s U.S. federal income tax returns for the year ended December 31, 2015 and did not propose any significant adjustments to the Company’s tax positions.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2015 through 2019 are subject to examination by various tax authorities. While the Company is no longer subject to U.S. examination for years before 2016, and for state tax examinations for years before 2015, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE&CEC S.r.l. for taxes that are imposed on CEC for pre-contribution tax periods.

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

Note 16 —Commitments and Contingencies

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into two long-term CNG supply contracts to purchase CNG, on a take-or-pay basis, expiring in December 2020 and June 2022, respectively. As of December 31, 2019, the fixed commitments under these contracts totaled approximately $0.7 million, $0.2 million, and $0.1 million for the years ending December 31, 2020, 2021 and 2022, respectively.

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through June 2023. As of December 31, 2019, the fixed commitments under these contracts totaled approximately $5.0 million, $1.2 million, $1.2 million, and $1.2 million for the years ending December 31, 2020, 2021, 2022, and 2023, respectively.

Long-Term Natural Gas Supply Contract

In June 2017, the Company’s subsidiary, NG Advantage, entered into an arrangement with BP for the supply, sale and transportation of CNG over a five -year period starting in December 2018 and expiring March 2022. The arrangement is customary and ordinary course and provides for the payment by the customer of a nonrefundable amount of $13.4 million to reserve a specified volume of CNG transportation capacity under the arrangement, which was collected during the year ended December 31, 2017. As of December 31, 2019, the commitments for the specified volume under this contract were estimated to be approximately $5.1 million, $12.5 million, and $11.1 million for the years ending December 31, 2020, 2021 and 2022, respectively.

Note 17 —Leases

New Lease Accounting Standard (Topic 842)

On January 1, 2019, the Company adopted the new lease accounting standard (see Note 1 for more information on the standard and the effect of the adoption) whereby leases are now classified as either operating leases or finance leases. The Company’s operating leases are comprised of real estate for fueling stations, office spaces, warehouses, a LNG liquefaction plant, and office equipment, and its finance leases are comprised of vehicles.

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

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent obligations to make lease payments arising from the lease. ROU assets and lease liabilities are

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized at the commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any initial direct costs and advance lease payments made and exclude lease incentives. Lease liabilities also include terminal purchase options when deemed reasonably certain to exercise. The Company’s lease term includes options to extend when it is reasonably certain that it will exercise that option. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

As most of the Company’s operating leases do not have an implicit rate that can be readily determined, the Company uses its secured incremental borrowing rate for the same term as the underlying lease based on information available at lease commencement. For finance leases, the Company uses the rate implicit in the lease.

The lease classification affects the expense recognition on the consolidated statements of operations. Operating lease charges are recorded in “Cost of sales, exclusive of depreciation and amortization,” and “Selling, general and administrative” expense. Finance lease charges are split, whereby depreciation on assets under finance leases is recorded in “Depreciation and amortization” expense and an implied interest component is recorded in “Interest expense.” The expense recognition for operating leases and finance leases is substantially consistent with legacy accounting.

The Company leased office space from the estate of T. Boone Pickens in Dallas, Texas. The Company incurred rent expense of $0.1 million in each of the years ended December 31, 2017, 2018 and 2019. The lease expired in October 2019.

NG Advantage has provided residual value guarantees on leases of certain vehicles aggregating $1.4 million to the lessors. NG Advantage expects to owe these amounts in full and therefore they have been included in the measurement of the lease liabilities and ROU assets.

Certain of the Company’s real estate leases contain variable lease payments, including payments based on a change in the index or gasoline gallon equivalents of natural gas dispensed at fueling stations. These variable lease payments cannot be determined at the commencement of the lease, are not included in the ROU assets and lease liabilities, and are recorded as a period expense when incurred.

Lessee Accounting

As of December 31, 2019, the Company’s finance and operating lease asset and liability balances were as follows (in thousands):

2019
Finance leases:
Land, property and equipment, gross	$5,177
Accumulated depreciation	(2,134)
Land, property and equipment, net	$3,043

Current portion of finance lease obligations	$615
Long-term portion of finance lease obligations	2,715
Total finance lease liabilities	$3,330

Operating leases:
Operating lease right-of-use assets (1)	$28,627

Current portion of operating lease obligations	$3,359
Long-term portion of operating lease obligations	26,206
Total operating lease liabilities	$29,565

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operating lease ROU assets are comprised of the following (in thousands):

	December 31, 2019
	Assets	Liabilities
Real estate for fueling stations	$17,978	$17,978
LNG plant, office spaces and warehouses	10,624	11,562
Office equipment	25	25
Total operating lease right-of-use assets	$28,627	$29,565

The components of lease expense for finance and operating leases consisted of the following (in thousands):

Year Ended
December 31, 2019
Finance leases:
Depreciation on assets under finance leases	$498
Interest on lease liabilities	189
Total finance leases expense	$687

Operating leases:
Lease expense	$6,630
Lease expense on short-term leases	1,950
Variable lease expense	2,755
Sublease income	(206)
Total operating leases expense	$11,129

Supplemental information on finance and operating leases is as follows (dollars in thousands):

Year Ended
December 31, 2019
Operating cash outflows from finance leases	$189
Operating cash outflows from operating leases	$5,350
Financing cash outflows from finance leases	$1,667

Assets obtained in exchange for new finance lease liabilities (1)	$519
ROU assets obtained in exchange for operating lease liabilities (1)	$31,861

December 31, 2019
Weighted-average remaining lease term - finance leases	4.49 years
Weighted-average remaining lease term - operating leases	11.10 years

Weighted-average discount rate - finance leases	5.09%
Weighted-average discount rate - operating leases	8.29%

(1)	These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing and financing activities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule represents the Company’s maturities of finance and operating lease liabilities as of December 31, 2019 (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2020	$767	$5,484
2021	679	4,658
2022	560	3,736
2023	462	3,712
2024	1,026	3,704
Thereafter	314	25,208
Total minimum lease payments	3,808	46,502
Less amount representing interest	(478)	(16,937)
Present value of lease liabilities	$3,330	$29,565

Lessor Accounting

The Company leases fueling station equipment to customers that contain an option to extend and an end-of-term purchase option. Receivables from these leases are accounted for as finance leases, specifically sales-type leases, and are included in “Other receivables” and “Notes receivable and other long-term assets, net” in the accompanying consolidated balance sheets.

The Company recognizes the net investment in the lease as the sum of the lease receivable and the unguaranteed residual value, both of which are measured at the present value using the interest rate implicit in the lease.

During the year ended December 31, 2019, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of December 31, 2019 (in thousands):

Fiscal year:
2020	$186
2021	186
2022	186
2023	186
2024	186
Thereafter	1,054
Total minimum lease payments	1,984
Less amount representing interest	(935)
Present value of lease receivables	$1,049

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

The following schedule represents the Company’s future minimum lease obligations under all noncancelable operating leases as of December 31, 2018 (in thousands):

Fiscal year:
2019	$6,340
2020	4,332
2021	3,311
2022	2,409
2023	2,300
Thereafter	13,214
Total future minimum lease payments	$31,906

Rent expense totaled $6.6 million for the year ended December 31, 2018.

Capital Lease Obligations and Receivables

The Company leases equipment under capital leases with a weighted-average interest rate of 4.48%.  As of December 31, 2018, future payments under these capital leases were as follows (in thousands):

Fiscal year:
2019	$883
2020	742
2021	656
2022	540
2023	529
Thereafter	1,868
Total minimum lease payments	5,218
Less amount representing interest	(749)
Capital lease obligations	4,469
Less current portion	(693)
Capital lease obligations, less current portion	$3,776

The value of the equipment under capital leases as of December 31, 2018 was $6.1 million, with related accumulated amortization of $1.8 million.

The Company also leases certain fueling station equipment to a certain customer under a sales-type lease at an interest rate of 13.5%.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, future receipts under this lease were as follows (in thousands):

Fiscal year:
2019	$186
2020	186
2021	186
2022	186
2023	186
Thereafter	1,240
Capital lease receivables	2,170
Less amount representing interest	(1,080)
Capital lease receivables, less current portion	$1,090

Note 18 —401(k) Plan

The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For each of the years ended December 31, 2017, 2018, and 2019 the Company contributed approximately $1.3 million of matching contributions to the Savings Plan.

Note 19 – Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2017, 2018 and 2019 (in thousands, except share and per share amounts):

	2017	2018	2019
Net income (loss)	$(79,237)	$(3,790)	$20,421

Weighted average common shares outstanding	150,430,239	180,655,435	204,573,287
Dilutive effect of potential common shares from restricted stock units and stock options	—	—	1,414,222
Weighted average common shares outstanding - diluted	150,430,239	180,655,435	205,987,509
Basic income (loss) per share	$(0.53)	$(0.02)	$0.10
Diluted income (loss) per share	$(0.53)	$(0.02)	$0.10

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

(in shares)	2017	2018	2019
Stock options	8,613,854	8,699,677	7,652,463
Convertibles notes	14,991,521	3,164,557	3,164,557
Restricted stock units	1,832,575	2,279,601	—

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 —Related Party Transactions

During the year ended December 31, 2019, the Company sold RINs to a related party for proceeds of $1.7 million in the ordinary course of business.

During the year ended December 31, 2019, the Company paid a related party $0.9 million for expenses incurred in the ordinary course of business and swap settlements on commodity swap contracts (Note 8 and Note 9). The amount due to the related party as of December 31, 2019 is immaterial.

Note 21 —Reportable Segments and Geographic Information

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

The table below presents the Company’s revenue, operating income (loss) and long-lived assets by geographic area (in thousands). Several of the Company’s functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Geographic revenue data reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology. Accordingly, revenue, operating income (loss), and long-lived assets shown for each geographic area may not be the amounts that would have been reported if the geographic areas were independent of one another. Revenue by geographic area is categorized based on where services are rendered and finished goods are sold. Operating income (loss) by geographic area is categorized based on the location of the entity selling the finished goods or providing the services. Long-lived assets by geographic are categorized based on the location of the assets.

	2017	2018	2019
Revenue:
United States	$316,756	$337,531	$338,549
Canada	6,846	8,888	5,516
Other	17,997	—	—
Total revenue	$341,599	$346,419	$344,065
Operating income (loss):
United States	$(96,228)	$3,548	$10,805
Canada	(9,495)	347	(877)
Other	(28,724)	—	—
Total operating income (loss)	$(134,447)	$3,895	$9,928
Long-lived assets:
United States	$465,245	$442,897	$415,548
Canada	373	285	226
Other	—	—	—
Total long-lived assets	$465,618	$443,182	$415,774

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s goodwill and intangible assets as of December 31, 2017, 2018, and 2019 relate to its United States operations, and its subsidiaries, Clean Energy Cryogenics and NG Advantage (see Note 5).

Note 22 —Concentrations

During the years ended December 31, 2017, 2018, and 2019, two, two, and three suppliers, respectively, each accounted for 10% or more of the Company’s natural gas expense related to CNG and LNG purchases.

During the years ended December 31, 2017, 2018, and 2019, no single customer accounted for 10% or more of the Company’s total revenue.

Note 23 —Subsequent Events

In February 2020, the Company converted the principal and accrued interest under the November 2019 Convertible Note into common units of NG Advantage resulting in an increase in the Company’s controlling interest in NG Advantage to 93.2%.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. Financial Statements and Supplementary Data of this report.

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

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

We have adopted a written code of ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A current copy of the code is posted under “Corporate Governance” on the Investor Relations section of our website, www.cleanenergyfuels.com.  To the extent required by applicable rules adopted by the SEC and the Nasdaq Stock Market LLC, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this location on our website at www.cleanenergyfuels.com.

The remaining information required by this item is incorporated by reference to the disclosure under (i) “Proposal 1: Election of Directors-General,” “Proposal 1: Election of Directors-Director Nominees” and “Information About Executive Officers,” as it relates to the information about our directors, director nominees and executive officers required by Item 401 of Regulation S-K promulgated by the SEC, (ii) “Other Matters-Delinquent Section 16(a) Reports,” and (iii) “Corporate Governance-Board and Committee Composition” and “Corporate Governance-Board Committees,” as it relates to the information about the audit committee of our Board of Directors required by Item 407(d)(4) and (d)(5) of Regulation S-K promulgated by the SEC, in each case in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference to the disclosure under “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report,” in each case in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the disclosure under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans-Securities Authorized for Issuance Under Equity Compensation Plans,” in each case in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the disclosure under (i) “Corporate Governance-Board and Committee Composition”, as it relates to the information about director independence required by Item 407(a) of Regulation S-K promulgated by the SEC, and (ii) “Certain Relationships and Related Party Transactions,” in each case in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 14.   Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the disclosure under “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Independent Registered Public Accounting Firm Fees and Services” and “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures,” in each case in our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

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

Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowances for	Allowance for
	Doubtful Trade	Doubtful Notes
	Receivables	Receivables
Balance as of December 31, 2016	$1,063	$1,230
Charges (benefit) to operations	395	3,344
Deductions	(182)	(30)
Balance as of December 31, 2017	1,276	4,544
Charges (benefit) to operations	1,169	—
Deductions	(526)	(381)
Balance as of December 31, 2018	1,919	4,163
Charges (benefit) to operations	908	931
Deductions	(415)	(1,763)
Balance as of December 31, 2019	$2,412	$3,331

(a)(3) Exhibits

The information required by this Item 15(a)(3) is set forth on the exhibit index, which immediately precedes the signature page to this report and is incorporated herein by reference.

Item 16.   Form 10‑K Summary.

We have elected not to provide summary information.

EXHIBIT INDEX

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
2.11§

Asset Purchase Agreement dated February 27, 2017, by and among Clean Energy Renewable Fuels, LLC, BP Products North America, Inc. and, solely with respect to Article VIII thereof, Clean Energy and BP Corporation North America, Inc.

		Filed as Exhibit 2.11 to the Current Report on Form 8‑K.	March 1, 2017

2.12§	Investment Agreement dated November 26, 2017, by and between Clean Energy and Landi Renzo S.p.A.	Filed as Exhibit 2.12 to the Current Report on Form 8‑K.	November 27, 2017

3.1

Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.

		Filed as Exhibit 3.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018.	August 7, 2018

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8‑K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8‑K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S‑1, as amended.	March 27, 2007

4.10	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8‑K.	June 18, 2013

4.11*	Description of Clean Energy Fuels Corp. Capital Stock.

10.4+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S‑1, as amended.	March 27, 2007

10.7+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S‑8.	August 14, 2007

10.12†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S‑1, as amended.	May 24, 2007

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
10.16+	2006 Equity Incentive Plan—Form of Stock Award Agreement.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2008.	May 15, 2008

10.63+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10‑K for the fiscal year ended 2011.	March 12, 2012

10.64+	Amended and Restated 2006 Equity Incentive Plan—Form of Notice of Stock Unit Award and Stock Unit Agreement.	Filed as Exhibit 10.64 to the Annual Filing on Form 10‑K for the fiscal year ended 2011.	March 12, 2012

10.80	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013.	May 8, 2013

10.81	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013.	May 8, 2013

10.83	Note Purchase Agreement dated June 14, 2013, among the Registrant, Chesapeake NG Ventures Corporation, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.83 to the Current Report on Form 8‑K.	June 18, 2013

10.84	Loan Agreement dated June 14, 2013, between the Registrant and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.84 to the Current Report on Form 8‑K.	June 18, 2013

10.85	Loan Agreement dated June 14, 2013, between the Registrant and Boone Pickens.	Filed as Exhibit 10.85 to the Current Report on Form 8‑K.	June 18, 2013

10.86	Registration Rights Agreement dated June 14, 2013, among the Registrant, Boone Pickens and Green Energy Investment Holdings, LLC.	Filed as Exhibit 10.86 to the Current Report on Form 8‑K.	June 18, 2013

10.87	Marketing Agreement dated June 28, 2013, among Clean Energy, Westport Power Inc. and Westport Fuel Systems Inc.	Filed as Exhibit 10.87 to the Current Report on Form 8‑K.	June 28, 2013

10.90+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.92†	Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement dated August 2, 2010, between Clean Energy and Pilot Travel Centers, LLC.	Filed as Exhibit 10.92 to the Annual Report on Form 10‑K for the year ended December 31, 2013.	February 27, 2014

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
10.94	Form of Common Unit Purchase Agreement dated October 14, 2014, among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 10.94 to the Current Report on Form 8‑K.	October 15, 2014

10.103+	Amended and Restated 2006 Equity Incentive Plan - Form of Notice of Stock Unit Award.	Filed as Exhibit 10.103 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015.	May 11, 2015

10.104+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015.	May 11, 2015

10.106+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

10.107+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.108+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

10.109+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.111	Promissory Note dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.111 to the Annual Report on Form 10‑K for the year ended December 31, 2015.	March 3, 2016

10.112	Pledged Account Agreement dated February 29, 2016, between Clean Energy, PlainsCapital Bank and PlainsCapital Bank - Wealth Management and Trust.	Filed as Exhibit 10.112 to the Annual Report on Form 10‑K for the year ended December 31, 2015.	March 3, 2016

10.113	Loan and Security Agreement dated February 29, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.113 to the Annual Report on Form 10‑K for the year ended December 31, 2015.	March 3, 2016

10.114+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8‑K.	May 27, 2016

10.116	Loan Modification Agreement dated October 31, 2016, between the Registrant, Clean Energy and PlainsCapital Bank.	Filed as Exhibit 10.116 to the Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016.	November 3, 2016

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
10.117+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016.	August 9, 2016

10.118+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016.	August 9, 2016

10.120+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017.	May 4, 2017

10.122	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017.	November 2, 2017

10.125	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018.	May 10, 2018

10.126	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018.	May 10, 2018

10.127	Form of Registration Rights Agreement dated June 13, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018.	May 10, 2018

10.128	Common Unit Purchase Agreement, dated October 1, 2018, by and among NG Advantage, LLC, Clean Energy and the other investors named therein.	Filed as Exhibit 1.128 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.129	Term Credit Agreement, dated as of January 2, 2019, between the Registrant and Société Générale.	Filed as Exhibit 1.129 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.130	Credit Support Agreement, dated as of January 2, 2019, by and between the Registrant and Total Holdings USA, Inc.	Filed as Exhibit 1.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.131	Note Purchase Agreement, dated February 15, 2019, between NG Advantage, LLC and Clean Energy.	Filed as Exhibit 10.131 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.	May 9, 2019

10.132	Convertible Promissory Note, dated February 15, 2019, between NG Advantage, LLC and Clean Energy.	Filed as Exhibit 10.132 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.	May 9, 2019

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on

10.133	Form of Note Purchase Agreement, Convertible Promissory Note and Warrant to Purchase Common Units, dated June 28, 2019, between NG Advantage, LLC and Clean Energy.	Filed as Exhibit 10.133 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019.	August 8, 2019

10.134*	Form of Note Purchase Agreement, Convertible Promissory Note and Warrant to Purchase Common Units, dated November 27, 2019, between NG Advantage, LLC and Clean Energy.

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

31.1*

Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*

Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland Chief Financial Officer.

99.1	Natural Gas Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8‑K.	June 20, 2008

101	The following materials from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders’ Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.

§Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC.

†Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.

*Filed herewith.

**Furnished herewith.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

By:	/s/ ANDREW J. LITTLEFAIR
Andrew J. Littlefair
President and Chief Executive Officer

Date: March 10, 2020

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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2020
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2020
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	March 10, 2020
Stephen A. Scully

/s/ LIZABETH ARDISANA	Director	March 10, 2020
Lizabeth Ardisana

/s/ PHILIPPE CHARLEUX	Director	March 10, 2020
Philippe Charleux

/s/ JOHN S. HERRINGTON	Director	March 10, 2020
John S. Herrington

/s/ JAMES C. MILLER III	Director	March 10, 2020
James C. Miller III

/s/ PHILIPPE MONTANTÊME	Director	March 10, 2020
Philippe Montantême

/s/ JAMES E. O’CONNOR	Director	March 10, 2020
James E. O’Connor

/s/ KENNETH M. SOCHA	Director	March 10, 2020
Kenneth M. Socha

/s/ VINCENT C. TAORMINA	Director	March 10, 2020
Vincent C. Taormina