Form 10-Q
period 2020-03-31
Clean Energy Fuels Corp.
filed 2020-05-07
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001‑33480

CLEAN ENERGY FUELS CORP.

(Exact name of registrant as specified in its charter)

Delaware	33‑0968580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4675 MacArthur Court, Suite 800, Newport Beach, CA 92660

(Address of principal executive offices, including zip code)

(949) 437‑1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	CLNE	The Nasdaq Select Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2020, there were 200,925,834 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2019	2020
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$49,222	$69,526
Short-term investments	56,929	29,830
Accounts receivable, net of allowance of $2,412 and $2,566 as of December 31, 2019 and March 31, 2020, respectively	61,760	58,685
Other receivables	84,898	81,722
Inventory	29,874	29,725
Prepaid expenses and other current assets	11,109	10,950
Derivative assets, related party	—	3,783
Total current assets	293,792	284,221
Operating lease right-of-use assets	28,627	27,951
Land, property and equipment, net	323,912	315,892
Long-term portion of restricted cash	4,000	4,000
Notes receivable and other long-term assets, net	31,622	33,393
Long-term portion of derivative assets, related party	3,270	8,762
Investments in other entities	26,305	24,896
Goodwill	64,328	64,328
Intangible assets, net	1,229	1,002
Total assets	$777,085	$764,445
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$56,013	$56,030
Current portion of finance lease obligations	615	696
Current portion of operating lease obligations	3,359	3,530
Accounts payable	27,376	21,351
Accrued liabilities	67,697	66,531
Deferred revenue	7,338	7,839
Derivative liabilities, related party	164	—
Total current liabilities	162,562	155,977
Long-term portion of debt	32,872	31,558
Long-term portion of finance lease obligations	2,715	2,909
Long-term portion of operating lease obligations	26,206	25,184
Other long-term liabilities	9,701	9,800
Total liabilities	234,056	225,428
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 shares authorized; 204,723,055 shares and 202,783,616 shares issued and outstanding as of December 31, 2019 and March 31, 2020, respectively	20	20
Additional paid-in capital	1,203,186	1,198,802
Accumulated deficit	(668,232)	(666,528)
Accumulated other comprehensive loss	(1,566)	(3,481)
Total Clean Energy Fuels Corp. stockholders’ equity	533,408	528,813
Noncontrolling interest in subsidiary	9,621	10,204
Total stockholders’ equity	543,029	539,017
Total liabilities and stockholders’ equity	$777,085	$764,445

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Revenue:
Product revenue	$68,448	$75,702
Service revenue	9,250	10,304
Total revenue	77,698	86,006
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54,430	46,673
Service cost of sales	4,398	6,259
Change in fair value of derivative warrants	1,614	405
Selling, general and administrative	18,434	18,259
Depreciation and amortization	12,479	11,924
Total operating expenses	91,355	83,520
Operating income (loss)	(13,657)	2,486
Interest expense	(1,891)	(2,210)
Interest income	580	381
Other income, net	2,670	175
Income (loss) from equity method investments	(467)	145
Income (loss) before income taxes	(12,765)	977
Income tax expense	(60)	(78)
Net income (loss)	(12,825)	899
Loss attributable to noncontrolling interest	1,879	805
Net income (loss) attributable to Clean Energy Fuels Corp.	$(10,946)	$1,704
Income (loss) per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01
Weighted-average common shares outstanding:
Basic	204,196,669	204,992,555
Diluted	204,196,669	206,040,099

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2020	2019	2020	2019	2020
Net income (loss)	$(10,946)	$1,704	$(1,879)	$(805)	$(12,825)	$899

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2019 and 2020	308	(1,921)	—	—	308	(1,921)
Unrealized gains on available-for-sale securities, net of $0 tax in 2019 and 2020	66	6	—	—	66	6
Total other comprehensive income (loss)	374	(1,915)	—	—	374	(1,915)
Comprehensive income (loss)	$(10,572)	$(211)	$(1,879)	$(805)	$(12,451)	$(1,016)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands; except share data)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2018	203,599,892	$20	$1,198,769	$(688,653)	$(2,138)	$17,011	$525,009
Issuance of common stock, net of offering costs	1,052,040	—	175	—	—	—	175
Stock-based compensation	—	—	1,246	—	—	—	1,246
Net loss	—	—	—	(10,946)	—	(1,879)	(12,825)
Other comprehensive income	—	—	—	—	374	—	374
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, March 31, 2019	204,651,932	$20	$1,200,418	$(699,599)	$(1,764)	$14,904	$513,979

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2019	204,723,055	$20	$1,203,186	$(668,232)	$(1,566)	$9,621	$543,029
Issuance of common stock, net of offering costs	871,010	—	194	—	—	—	194
Repurchase of common stock	(2,810,449)	—	(4,244)	—	—	—	(4,244)
Stock-based compensation	—	—	1,054	—	—	—	1,054
Net income (loss)	—	—	—	1,704	—	(805)	899
Other comprehensive loss	—	—	—	—	(1,915)	—	(1,915)
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, March 31, 2020	202,783,616	$20	$1,198,802	$(666,528)	$(3,481)	$10,204	$539,017

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$(12,825)	$899
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,479	11,924
Provision for doubtful accounts, notes and inventory	300	166
Stock-based compensation expense	1,246	1,054
Change in fair value of derivative instruments	6,584	(5,227)
Amortization of discount and debt issuance cost	(150)	(85)
Gain on disposal of property and equipment	(2,680)	(14)
Gain from sale of certain assets of subsidiary	—	(176)
Loss (income) from equity method investments	467	(145)
Right-of-use asset amortization	652	676
Deferred income taxes	—	30
Changes in operating assets and liabilities:
Accounts and other receivables	(5)	(180)
Inventory	2,023	51
Prepaid expenses and other assets	(94)	(2,682)
Operating lease liabilities	(777)	(851)
Accounts payable	(1,208)	(5,594)
Deferred revenue	(3,485)	(2,437)
Accrued expenses and other	(10,756)	(1,667)
Net cash used in operating activities	(8,229)	(4,258)
Cash flows from investing activities:
Purchases of short-term investments	(26,659)	(29,284)
Maturities and sales of short-term investments	26,396	56,500
Purchases of and deposits on property and equipment	(4,316)	(3,658)
Loans made to customers	—	(40)
Payments on and proceeds from sales of loans receivable	141	609
Cash received from sale of certain assets of subsidiary, net	5,114	5,628
Proceeds from disposal of property and equipment	4,388	685
Net cash provided by investing activities	5,064	30,440
Cash flows from financing activities:
Issuances of common stock	175	194
Repurchase of common stock	—	(4,244)
Fees paid for issuances of common stock and debt issuance costs	(15)	—
Proceeds from debt instruments	3,394	200
Repayments of debt instruments and finance lease obligations	(1,475)	(1,700)
Net cash provided by (used in) financing activities	2,079	(5,550)
Effect of exchange rates on cash, cash equivalents and restricted cash	73	(328)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,013)	20,304
Cash, cash equivalents and restricted cash, beginning of period	34,624	53,222
Cash, cash equivalents and restricted cash, end of period	$33,611	$73,526
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$29
Interest paid, net of $80 and $98 capitalized, respectively	$1,756	$2,104

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

The Company’s principal business is supplying renewable natural gas (“RNG”), compressed natural gas (“CNG”) and liquefied natural gas (“LNG”) (RNG can be delivered in the form of CNG or LNG) for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2020, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2020. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2019 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 that are included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 10, 2020.

Reclassifications

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the existing incurred loss methodology. The Company adopted this standard in the first quarter of 2020. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Pending Adoption

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard clarifies and simplifies the accounting for income taxes, including guidance related to intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, the methodology for calculating income taxes in an interim period, and the application of income tax guidance to franchise taxes that are partially based on income. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company is currently evaluating the impact adoption of this ASU will have on its consolidated financial statements.

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

The Company is generally the principal in its customer contracts because it has control over the goods and services prior to their being transferred to the customer, and as such, revenue is recognized on a gross basis. Sales and usage-based taxes are excluded from revenues. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Volume-related (1)	$74,528	$75,060
Station construction sales	3,170	5,522
AFTC (2)	—	5,424
Total revenue	$77,698	$86,006

(1)

Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three months ended March 31, 2019, changes in the fair value of commodity swaps amounted to a loss of $5.0 million. For the three months ended March 31, 2020, changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $9.4 million and a loss of $3.8 million, respectively.
(2)

Represents a federal alternative fuels excise tax credit that we refer to as “AFTC,” which had previously expired but on December 20, 2019 was retroactively extended for vehicle fuel sales made beginning January 1, 2018 through December 31, 2020.  See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $12.8 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2020, were not materially affected by any factors outside the normal course of business.

As of December 31, 2019 and March 31, 2020, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2019	2020
Accounts receivable, net	$61,760	$58,685

Contract assets - current	$455	$927
Contract assets - non-current	3,777	3,840
Contract assets - total	$4,232	$4,767

Contract liabilities - current	$5,329	$5,781
Contract liabilities - non-current	6,339	3,401
Contract liabilities - total	$11,668	$9,182

Accounts Receivable, Net

"Accounts receivable, net" in the accompanying condensed consolidated balance sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, and economic conditions that may affect a customer’s ability to pay.

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from a customer of NG Advantage, LLC (“NG Advantage”) in advance of the performance obligations. Deferred revenue is classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of deferred revenue are included in “Deferred revenue” and “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

Revenue recognized during the three months ended March 31, 2019 related to the Company’s contract liability balances as of December 31, 2018 was $3.3 million. The decrease in the contract liability balances for the three months ended March 31, 2020 is primarily driven by billings in excess of revenue recognized, offset by $3.9 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2019.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

SAFE&CEC S.r.l.

On November 26, 2017, the Company, through its former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas fueling compressor manufacturing subsidiaries, CEC and SAFE S.p.A, in a new company, SAFE&CEC S.r.l. (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.4 million and income of $0.0 million from this investment for the three months ended March 31, 2019 and 2020, respectively. The Company has an investment balance in SAFE&CEC S.r.l. of $23.7 million and $22.2 million as of December 31, 2019 and March 31, 2020, respectively.

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

NG Advantage has entered into an arrangement with BP Products North America (“BP”) for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. On February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and BP pursuant to which the Company guarantees NG Advantage’s payment obligations to BP in the event of default by NG Advantage under the supply arrangement, in an amount up to an aggregate of $30.0 million plus related fees. This guaranty is in effect until thirty days following the Company’s notice to BP of its termination. As initial consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.

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

On February 15, 2019, NG Advantage and the Company entered into a transaction pursuant to which the Company agreed to lend to NG Advantage up to $5.0 million in accordance with the terms of a delayed draw convertible promissory note (the “2019 Note”). NG Advantage simultaneously drew $2.5 million under the 2019 Note, and on April 15, 2019, NG Advantage drew the remaining $2.5 million under the 2019 Note. As discussed below, on June 28, 2019, all unpaid principal and accrued interest under the 2019 Note was subsumed within the June 2019 Convertible Note (as defined below).

On May 17, 2019, the Company agreed to lend to NG Advantage up to $0.5 million in accordance with the terms of a promissory note (the “2019 Bridge Loan”). On June 11, 2019, NG Advantage drew $0.1 million under the 2019 Bridge Loan. As discussed below, on June 28, 2019, all unpaid principal and accrued interest under the 2019 Bridge Loan was subsumed within the June 2019 Convertible Note.

On June 28, 2019, the Company agreed to lend to NG Advantage up to $15.2 million in accordance with the terms of a delayed draw convertible promissory note (the “June 2019 Convertible Note”). NG Advantage simultaneously drew $3.5 million under the June 2019 Convertible Note. The outstanding principal and accrued interest under the 2019 Note and 2019 Bridge Loan were incorporated into the June 2019 Convertible Note, which resulted in the cancellation of the 2019 Note and 2019 Bridge Loan. In connection with the June 2019 Convertible Note, NG Advantage issued to the Company a warrant to purchase 86,879 common units. During the period of July 1, 2019 through November 26, 2019, NG Advantage drew an additional $7.4 million under the June 2019 Convertible Note. As discussed below, on November 27, 2019, all unpaid principal and accrued interest under the June 2019 Convertible Note was subsumed within the November 2019 Convertible Note (as defined below).

On November 27, 2019, the Company agreed to lend to NG Advantage up to $26.7 million in accordance with the terms of a delayed draw convertible promissory note (the “November 2019 Convertible Note”). NG Advantage simultaneously drew $3.4 million under the November 2019 Convertible Note. The outstanding principal and accrued interest under the June 2019 Convertible Note were incorporated into the November 2019 Convertible Note, which resulted in the cancellation of the June 2019 Convertible Note. All outstanding principal under the November 2019 Convertible Note bore interest at a rate of 12.0% per annum, and all unpaid principal and accrued interest under the November 2019 Convertible Note was due on the earlier of December 31, 2019, subject to extension at the Company's discretion, or the occurrence of an event of default (subject to notice requirements and cure periods in certain circumstances). In connection with the November 2019 Convertible Note, NG Advantage issued to the Company a warrant to purchase 2,000,000 common units. In December 2019, the maturity date of the November 2019 Convertible Note was extended at the Company’s discretion and NG Advantage drew an additional $6.6 million under the November 2019 Convertible Note. As of December 31, 2019, NG Advantage had an outstanding balance of $26.7 million, plus accrued and unpaid interest, under the November 2019 Convertible Note. On February 6, 2020, the Company converted the outstanding principal and accrued interest under the November 2019 Convertible Note into common units of NG Advantage resulting in an increase in the Company’s controlling interest in NG Advantage to 93.2%.

On February 29, 2020, NG Advantage issued to the Company 283,019 common units pursuant to the guaranty agreement entered in February 2018, which increased the Company’s controlling interest in NG Advantage to 93.3% as of March 31, 2020.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $1.9 million and $0.8 million for the three months ended March 31, 2019 and 2020, respectively. The value of the noncontrolling interest was $9.6 million and $10.2 million as of December 31, 2019 and March 31, 2020, respectively.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2019 and March 31, 2020 consisted of the following (in thousands):

	December 31,	March 31,
	2019	2020
Current assets:
Cash and cash equivalents	$49,207	$69,511
Restricted cash - standby letters of credit	15	15
Total cash, cash equivalents and current portion of restricted cash	$49,222	$69,526

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$4,000
Total long-term portion of restricted cash	$4,000	$4,000

Total cash, cash equivalents and restricted cash	$53,222	$73,526

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $47.9 million and $68.2 million as of December 31, 2019 and March 31, 2020, respectively.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2020, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2019 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Municipal bonds and notes	$2,986	$—	$2,986
Zero coupon bonds	33,919	—	33,919
Corporate bonds	19,509	(3)	19,506
Certificates of deposit	518	—	518
Total short-term investments	$56,932	$(3)	$56,929

Short-term investments as of March 31, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
Zero coupon bonds	$26,857	$6	$26,863
Corporate bonds	2,451	(2)	2,449
Certificates of deposit	518	—	518
Total short-term investments	$29,826	$4	$29,830

Note 6 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL S.A. and THUSA (as defined in Note 12), for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2020, the Company entered into fueling agreements with fleet operators under the Zero Now truck financing program. The fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be embedded derivatives and recorded at fair value at the time of execution, with the changes in fair value of the embedded derivatives recognized as earnings in "Product revenue" in the accompanying condensed consolidated statements of operations.

Derivatives and embedded derivatives as of December 31, 2019 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Long-term portion of derivative assets, related party	$3,270	$—	$3,270
Fueling agreements:
Prepaid expenses and other current assets	232	—	232
Notes receivable and other long-term assets, net	491	—	491
Total derivative assets	$3,993	$—	$3,993
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$164	$—	$164
Fueling agreements:
Accrued liabilities	42	—	42
Other long-term liabilities	39	—	39
Total derivative liabilities	$245	$—	$245

Derivatives and embedded derivatives as of March 31, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$3,783	$—	$3,783
Long-term portion of derivative assets, related party	8,762	—	8,762
Fueling agreements:
Prepaid expenses and other current assets	120	—	120
Notes receivable and other long-term assets, net	23	—	23
Total derivative assets	$12,688	$—	$12,688
Liabilities:
Fueling agreements:
Accrued liabilities	$344	$—	$344
Other long-term liabilities	2,964	—	2,964
Total derivative liabilities	$3,308	$—	$3,308

As of December 31, 2019 and March 31, 2020, the Company had a total volume on open commodity swap contracts of 21.9 million and 20.6  million diesel gallons at a weighted-average price of approximately $2.30 and $2.25 per gallon, respectively.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2019 and March 31, 2020, by year with associated volumes:

	December 31, 2019		March 31, 2020
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2020	4,986,000	$2.37	3,736,000	$2.30
2021	5,000,000	$2.34	5,000,000	$2.30
2022	5,000,000	$2.34	5,000,000	$2.30
2023	5,000,000	$2.34	5,000,000	$2.30
2024	1,870,000	$1.76	1,870,000	$1.71

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2019 and March 31, 2020:

	December 31, 2019		March 31, 2020
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81	$1.25 - $1.42	$1.37
Historical Differential to PADD 3 Diesel	$0.79 - $1.16	$0.91	$0.79 - $1.33	$0.93
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78	$1.32 - $2.45	$1.85

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2019 and March 31, 2020:

	December 31, 2019		March 31, 2020
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81	$1.25 - $1.42	$1.37
Historical Differential to PADD 3 Diesel	$0.79 - $1.16	$0.91	$0.79 - $1.33	$0.93
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78	$1.32 - $2.45	$1.85

The Company’s liability-classified warrants (or "derivative warrants"), which were issued by NG Advantage, are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2019 or March 31, 2020.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2020:

	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$2,986	$—	$2,986	$—
Zero coupon bonds	33,919	—	33,919	—
Corporate bonds	19,506	—	19,506	—
Certificates of deposit (1)	518	—	518	—
Commodity swap contracts (2)	3,270	—	—	3,270
Embedded derivatives (3)	723	—	—	723
Liabilities:
Commodity swap contracts (2)	$164	$—	$—	$164
Embedded derivatives (3)	81	—	—	81
Warrants (4)	40	—	—	40

	March 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Zero coupon bonds	$26,863	$—	$26,863	$—
Corporate bonds	2,449	—	2,449	—
Certificates of deposit (1)	518	—	518	—
Commodity swap contracts (2)	12,545	—	—	12,545
Embedded derivatives (3)	143	—	—	143
Liabilities:
Embedded derivatives (3)	$3,308	$—	$—	$3,308
Warrants (4)	445	—	—	445

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)

Included in “Derivative liabilities, related party” and "Long-term portion of derivative assets, related party’ as of December 31, 2019, and "Derivative assets, related party" and "Long-term portion of derivative assets, related party" as of March 31, 2020, in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

(3)

Included in "Prepaid expenses and other current assets", “Notes receivable and other long-term assets, net", “Accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

(4)	Included in "Accrued liabilities" in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2018	$10,332	$—	$—	$—	$(1,079)
Total gain (loss)	(4,970)	—	—	—	(1,614)
Balance as of March 31, 2019	$5,362	$—	$—	$—	$(2,693)

Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(24)	—	56	—	—
Total gain (loss)	9,299	(580)	108	(3,227)	(405)
Balance as of March 31, 2020	$12,545	$143	$—	$(3,308)	$(445)

Change in unrealized gain (loss) for the three months ended March 31, 2019 included in earnings	$(4,970)	$—	$—	$—	$(1,614)
Change in unrealized gain (loss) for the three months ended March 31, 2020 included in earnings	$9,275	$(580)	$164	$(3,227)	$(405)

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2019 and March 31, 2020. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2019 and March 31, 2020 consisted of the following (in thousands):

	December 31,	March 31,
	2019	2020
Loans to customers to finance vehicle purchases	$653	$659
Accrued customer billings	6,124	4,038
Fuel tax credits	69,585	75,415
Other	8,536	1,610
Total other receivables	$84,898	$81,722

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

Inventory as of December 31, 2019 and March 31, 2020 consisted of the following (in thousands):

	December 31,	March 31,
	2019	2020
Raw materials and spare parts	$29,874	$29,725
Total inventory	$29,874	$29,725

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2019 and March 31, 2020 consisted of the following (in thousands):

	December 31,	March 31,
	2019	2020
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	324,431	342,557
Trailers	79,477	79,536
Other equipment	101,655	84,751
Construction in progress	75,232	77,302
	678,904	682,255
Less accumulated depreciation	(354,992)	(366,363)
Total land, property and equipment, net	$323,912	$315,892

Included in "Land, property and equipment, net" are capitalized software costs of $30.4 million and $30.7 million as of December 31, 2019 and March 31, 2020, respectively. Accumulated amortization of the capitalized software costs is $26.3 million and $27.0 million as of December 31, 2019 and March 31, 2020, respectively.

The Company recorded amortization expense related to capitalized software costs of $1.0 million and $0.7 million for the three months ended March 31, 2019 and 2020, respectively.

As of March 31, 2019 and 2020, $2.2 million and $2.1 million, respectively, is included in "Accounts payable" and "Accrued liabilities," which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2019 and March 31, 2020 consisted of the following (in thousands):

	December 31,	March 31,
	2019	2020
Accrued alternative fuels incentives (1)	$27,839	$34,068
Accrued employee benefits	2,276	2,732
Accrued interest	220	285
Accrued gas and equipment purchases	11,383	9,170
Accrued property and other taxes	3,732	3,121
Accrued salaries and wages	9,105	4,439
Embedded derivatives	42	344
Other (2)	13,100	12,372
Total accrued liabilities	$67,697	$66,531

(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2019 and March 31, 2020 consisted of the following (in thousands):

	December 31, 2019
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
7.5% Notes	$50,000	$17	$49,983
NG Advantage debt	33,898	192	33,706
SG Facility	4,400	—	4,400
Other debt	796	—	796
Total debt	89,094	209	88,885
Less amounts due within one year	(56,097)	(84)	(56,013)
Total long-term debt	$32,997	$125	$32,872

	March 31, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
7.5% Notes	$50,000	$8	$49,992
NG Advantage debt	32,434	175	32,259
SG Facility	4,600	—	4,600
Other debt	737	—	737
Total debt	87,771	183	87,588
Less amounts due within one year	(56,104)	(74)	(56,030)
Total long-term debt	$31,667	$109	$31,558

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

The 7.5% Notes include customary events of default which, if any of them occurs, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable. No events of default under the 7.5% Notes had occurred as of March 31, 2020.

Prior to January 1, 2018, (i) the Company purchased $25.0 million of the 7.5% Notes from Mr. Pickens, (ii) Mr. Pickens transferred all remaining balance of his 7.5% Notes to third parties, and (iii) GEIH transferred $16.8 million in principal amount of its 7.5% Notes to third parties.

As of March 31, 2020, (i) GEIH held 7.5% Notes in an aggregate principal amount of $32.9 million, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $17.1 million, all of which are due June 14, 2020. On May 5, 2020, the Company repaid $35.0 million of 7.5% Notes.

SG Credit Agreement

On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100.0 million of loans (“SG Loans”) in support of its Zero Now truck financing program. Under the Credit Agreement, the Company is permitted to use the proceeds from the SG Loans solely to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith. Interest on outstanding SG Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly. The Company is required to make mandatory prepayments under the SG Facility equal to any amounts the Company receives for complete or partial refunds of the incremental cost of trucks purchased or financed under the Zero Now program, and the Company is generally permitted to make complete or partial voluntary prepayments under the SG Facility with prior written notice to SG without premium or penalty. The Credit Agreement includes certain representations, warranties and covenants by the Company and also provides for customary events of default which, if any of them occurs, would permit or require, among other things, the principal and accrued interest on the SG Loans to become or to be declared due and payable. Events of default under the Credit Agreement include, among others, nonpayment of principal and interest when due; violation of covenants; any default by the Company (whether or not resulting in acceleration) under any other agreement for borrowed money in excess of $20.0 million; voluntary or involuntary bankruptcy; repudiation or assignment of the Guaranty by THUSA; or a change of control of the Company.

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of March 31, 2020, the Company had $4.6 million outstanding on the SG Facility and no events of defaults had occurred.

TOTAL Credit Support Agreement

On January 2, 2019, the Company entered into a credit support agreement (“CSA”) with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TOTAL S.A.. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay to SG up to $100.0 million in SG Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate SG Loan amount for the preceding calendar quarter.

Following any payment by THUSA to SG under the Guaranty, the Company would be obligated to immediately pay to THUSA the full amount of such payment plus interest on such amount at a rate equal to LIBOR plus 1.0%. In addition, the Company would be obligated to pay and reimburse THUSA for all reasonable out-of-pocket expenses it incurs in the performance of its services under the CSA, including all reasonable out-of-pocket attorneys’ fees and expenses incurred in connection with the payment to SG under the Guaranty or any enforcement or attempt to enforce any of the Company‘s obligations under the CSA. The CSA includes customary representations and warranties and affirmative and negative covenants by the Company. In addition, upon the occurrence of a “Trigger Event” and during its continuation, THUSA may, among other things: elect not to guarantee additional SG Loans; declare all or any portion of the outstanding amounts the Company owes THUSA under the CSA to be due and payable; and exercise all other rights it may have under applicable law. Each of the following events constitutes a Trigger Event: the Company defaults with respect to any payment obligation under the CSA; any representation or warranty made by the Company in the CSA was false, incorrect, incomplete or misleading in any material respect when made; the Company fails to observe or perform any material covenant, obligation, condition or agreement in the CSA; or the Company defaults in the observance or performance of any agreement, term or condition contained in any other agreement with THUSA or an affiliate of THUSA.

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

Until the occurrence of a Trigger Event or Fundamental Trigger Event (as described below) under the CSA, the Company has the freedom to operate in the normal course and there are no restrictions on the flow of funds in and out of the lockbox account established pursuant to the lockbox agreement. Upon the occurrence of a Trigger Event under the CSA, all funds in the lockbox account will be: first, used to make scheduled debt repayments under the Credit Agreement; and second, released to the Company. Further, upon the occurrence of a “Fundamental Trigger Event” under the CSA and during its continuation, in addition to exercising any of the remedies available to THUSA upon the occurrence of a Trigger Event as described above: all participants in the Zero Now program would pay amounts owed under their fueling agreements with the Company directly into the lockbox account; under a “sweep” mechanism, all cash in the lockbox account would be used to prepay all outstanding SG Loans under the Credit Agreement; no other disbursements from the lockbox account could be made without THUSA’s consent; and THUSA would retain dominion over the lockbox account and the funds in the account would remain as security for the Company’s payment and reimbursement obligations under the CSA. Each of the following events constitutes a Fundamental Trigger Event: the Company defaults in the observance or performance of any agreement, term or condition contained in the Credit Agreement that would constitute an event of default thereunder, up to or beyond any grace period provided in such agreement, unless waived by SG; the Company defaults in the observance or performance of any agreement, term or condition contained in any evidence of indebtedness other than the Credit Agreement, and the effect of such default is to cause, or permit the holders of such indebtedness to cause, acceleration of indebtedness in an aggregate amount for all such collective defaults of $20.0 million or more; voluntary and involuntary bankruptcy and insolvency events; and the occurrence of a change of control of the Company.

The CSA will terminate following the later of: the payment in full of all of the Company’s obligations under the CSA; and the termination or expiration of the Guaranty following the maturity date of the last outstanding SG Loan or December 31, 2023, whichever is earlier.

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

On November 30, 2016, NG Advantage entered into a Loan and Security Agreement (the “Wintrust LSA”) with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4.7 million. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal are payable monthly in 72 equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Wintrust under the Wintrust LSA, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Wintrust LSA.

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

Other Debt

The Company has other debt due at various dates through 2023 bearing interest at rates up to 5.02%, with a weighted-average interest rate of 4.78% as of December 31, 2019 and March 31, 2020.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2020 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2020
Net income (loss)	$(10,946)	$1,704

Weighted-average common shares outstanding	204,196,669	204,992,555
Dilutive effect of potential common shares from restricted stock units and stock options	—	1,047,544
Weighted-average common shares outstanding - diluted	204,196,669	206,040,099
Basic income (loss) per share	$(0.05)	$0.01
Diluted income (loss) per share	$(0.05)	$0.01

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2019	2020
Stock options	10,300,404	7,536,325
Convertible notes	3,164,557	3,164,557
Restricted stock units	1,305,672	219,241
Total	14,770,633	10,920,123

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2019 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Stock-based compensation expense, net of $0 tax in 2019 and 2020	$1,246	$1,054

As of March 31, 2020, there was $4.8 million of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.0 years.

Note 15—Stockholders’ Equity

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of March 31, 2020, the Company had utilized $4.2 million under the Repurchase Program to repurchase 2,810,449 shares of its common stock for a total cost of $4.2 million. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended March 31, 2019 and 2020. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three months ended March 31, 2019 and 2020 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its liability for unrecognized tax benefits in the three months ended March 31, 2020 by $0.6 million. This increase is the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers during the three months ended March 31, 2020. The net interest incurred was immaterial for both the three months ended March 31, 2019 and 2020, respectively.

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

Note 18—Leases

 Lessor Accounting

The Company leases fueling station equipment to customers pursuant to agreements that contain an option to extend and an end-of-term purchase option. Receivables from these leases are accounted for as finance leases, specifically sales-type leases, and are included in “Other receivables” and “Notes receivable and other long-term assets, net” in the accompanying condensed consolidated balance sheets.

The Company recognizes the net investment in the lease as the sum of the lease receivable and the unguaranteed residual value, both of which are measured at the present value using the interest rate implicit in the lease.

During the three months ended March 31, 2019 and 2020, the Company recognized $0.0 million and $0.1 million, respectively, in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2020 (in thousands):

Fiscal year:
2020	$1,402
2021	2,024
2022	1,804
2023	1,583
2024	1,583
Thereafter	9,505
Total minimum lease payments	17,901
Less amount representing interest	(7,601)
Present value of lease receivables	$10,300

Note 19—Alternative Fuels Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC tax credit for its natural gas vehicle fuel sales made between October 1, 2006 and March 31, 2020. On December 20, 2019, the AFTC, which had previously expired, was retroactively reinstated and extended beginning January 1, 2018 through December 31, 2020. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2019 and 2020.

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

As a result of the most recent legislation authorizing AFTC being signed into law on December 20, 2019, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar years, totaling $47.1 million, was recognized during the three months ended December 31, 2019. During the three months ended March 31, 2020, the Company recognized AFTC revenue of $5.4 million for vehicle fuel the Company sold during the period. AFTC is available through December 31, 2020 and may not be reinstated for vehicle fuel sales made after that date.

Note 20—Related Party Transactions

During the three months ended March 31, 2019 and 2020, the Company recognized revenue of $1.2 million and $1.0 million, respectively, related to RINs sold to TOTAL S.A. and its affiliates (‘TOTAL”) in the ordinary course of business. As of December 31, 2019 and March 31, 2020, the Company had receivables from TOTAL of zero and $0.4 million, respectively.

During the three months ended March 31, 2020, the Company paid TOTAL $0.2 million for expenses incurred in the ordinary course of business and swap settlements on commodity swap contracts (Note 6). No amounts were paid to TOTAL during the three months ended March 31, 2019. As of December 31, 2019 and March 31, 2020, the amount due to TOTAL was immaterial.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10‑K for our fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020, as well as the audited consolidated financial statements and notes included therein (collectively, our “2019 Form 10‑K”).

Cautionary Note Regarding Forward-Looking Statements

This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies and anticipated trends in our industry and our business. Although the forward-looking statements we make reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in Item 1A of this report. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the effect of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as guarantees of future events. All of our forward-looking statements in this report are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations.

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas ("RNG"), compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. Through our sales of Redeem™ RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, to reduce their amount of climate-harming greenhouse gas by at least 70% and up to 300% depending on the source of the RNG feedstock. Redeem RNG is delivered as CNG and LNG.

Our principal business is supplying RNG, CNG and LNG for medium and heavy-duty vehicles and providing operation and maintenance ("O&M") services for public and private vehicle fleet customer stations. As a comprehensive solution provider, we also design, build, operate and maintain fueling stations; sell and service natural gas fueling compressors and other equipment used in CNG stations and LNG stations; offer assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transport and sell CNG and LNG via “virtual” natural gas pipelines and interconnects; procure and sell RNG; sell tradable credits we generate by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification

Numbers ("RIN Credits" or "RINs") under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively "LCFS Credits"); help our customers acquire and finance natural gas vehicles; and obtain federal, state and local credits, grants and incentives. In addition, before March 31, 2017, we produced RNG at our own production facilities (which we sold, along with certain of our other RNG production assets to BP Products North America (“BP”), in a transaction we refer to as the "BP Transaction"), and before December 29, 2017, we manufactured natural gas fueling compressors and other equipment used in CNG stations (which we combined with Landi Renzo S.p.A.’s natural gas fueling compressor manufacturing business in a newly formed company, SAFE&CEC S.r.l., in a transaction we refer to as the "CEC Combination").

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of March 31, 2020, we served over 1,000 fleet customers operating over 48,000 natural gas vehicles, and we currently own, operate or supply approximately 550 natural gas fueling stations in 41 states in the United States and four provinces in Canada. We also serve industrial and institutional energy users.

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected and will likely continue to adversely affect our business. Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue operating to the fullest extent possible. While continuing our business operations, we are focused on protecting the health and wellbeing of our employees, customers and the communities in which we operate. Beginning on March 16, 2020, the vast majority of our employees transitioned to remote working arrangements. Importantly, this did not result in any adverse effects to our operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Additionally, our technicians and O&M services continued to operate effectively, and we believe our supply chain has not been disrupted. All of our natural gas fueling stations have remained fully operational during the COVID-19 pandemic and continue to provide access to customers--many that are supplying essential services. Further, we have not experienced any challenges implementing business continuity plans and have not incurred, and do not expect to incur, material expenditures related to the same.

Beginning on April 27, 2020 we commenced a phased return of employees to their respective offices and have adopted and applied protocols and procedures in accordance with federal, state and local government policies and mandates and Centers for Disease Control (CDC) guidelines. Specifically, we have implemented enhanced cleaning and disinfecting protocols and temperature and COVID-19 screening questionnaires for the health and safety of our employees, customers and the communities in which we operate. We have provided personal protective equipment (including masks and gloves) and hand sanitizer, we have modified office seating, we expect all our employees to maintain appropriate physical distancing, and we continue to restrict employee travel. As of the date of this report, none of our employees have been diagnosed with COVID-19.

We began to see the negative effects of COVID-19 on volumes delivered in mid-March and continued to see declines in volumes delivered in the first month of the second quarter of 2020. We estimate the negative volume effect of COVID-19 from mid-March to the end of March was approximately 3.0 million gallons, based on a comparison to our January volume delivered. The most significant negative effects of COVID-19 in relation to our business were seen in the airports (fleet services), public transit and government fleet customer markets due to federal, state and local government mandates to restrict normal daily activities, as well as travel bans, quarantines and “shelter-in-place” orders,  with lesser declines in trucking and refuse markets, where we saw more essential businesses operating.

Our volume of GGEs delivered in January 2020 and February 2020 were up 3% and 11%, respectively, compared to the prior year period, while in March 2020 our volume of GGEs delivered declined 1% compared to the prior year period.  Declines in volume will result in lower gross margin dollars and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less RIN and LCFS revenue. Lower volumes can also affect our AFTC revenue as a portion of the decline in volume will be from AFTC eligible volumes. Assuming the volume declines experienced through April 2020 continue through the end of June 2020, we estimate a possible negative effect of approximately $11 million to our net operating results. Given the dynamic nature of these circumstances, significant uncertainty exists concerning the duration of business disruption and the full extent of the effect of COVID-19 on our business, results of operations and financial condition. Additionally, the combined effects of COVID-19 and historically low oil prices may delay adoption of natural gas vehicles by new customers and expansion by existing customers, particularly heavy-duty natural gas trucks, which would adversely affect our previously anticipated volume growth. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations during this volatile period,  including total cash and cash equivalents and short-term investments of $99.3 million  as of March 31, 2020. We  also collected our AFTC receivables related to 2018 and 2019 AFTC volumes on April 30, 2020 which provided us with approximately $47 million, net of additional cash to support our operations, and we will also collect the 2020 AFTC revenue throughout 2020, which we expect to be between $16 million and $20 million giving consideration to the effect of COVID-19 described above. As of March 31, 2020, we had approximately $56 million of current debt, provided that on May 5, 2020 we repaid $35 million of 7.5% Notes due on June 14, 2020, which significantly reduced our current debt, and we expect to repay the remaining $15 million 7.5% Note on or before the maturity date. Additionally, we are continuously evaluating and taking actions to reduce costs and spending across our organization. This includes suspending all travel since March 16, 2020, reducing hiring activities and limiting discretionary spending. Our anticipated capital expenditures for 2020 have also been reduced in light of COVID-19 to $14 million for our core business and $2 million for NG Advantage. Additionally, we could suspend, or limit repurchases under, our share repurchase program which was authorized for up to $30 million, of which $7.5 million had been spent through April 30, 2020.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table represents our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2019	2020
Volume-related (1)	$74.5	$75.1
Station construction sales	3.2	5.5
AFTC (2)	—	5.4
Total	$77.7	$86.0

(1)

Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and our derivative instruments consist of commodity swap and customer contracts (see Note 6 for more information). The following table summarizes our volume-related revenue in the periods:

	Three Months Ended
	March 31,
Revenue (in millions)	2019	2020
Fuel sales and performance of O&M services	$69.5	$63.6
Change in fair value of derivative instruments	(5.0)	5.6
RIN Credits	6.1	2.5
LCFS Credits	3.9	3.4
Total volume-related revenue	$74.5	$75.1

(2)

Represents a federal alternative fuels excise tax credit that we refer to as “AFTC,” which had previously expired but on December 20, 2019 was retroactively extended for vehicle fuel sales made beginning January 1, 2018 through December 31, 2020. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2020.

Key Operating Data

In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) for periods before completion of the BP Transaction, our proportionate share (as applicable) of the GGEs of RNG produced and sold by our former RNG production facilities, which we sold in the BP Transaction), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables present our key operating data for the years ended December 31, 2017, 2018, and 2019 and for the three months ended March 31, 2019 and 2020:

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents delivered (in millions)	2017	2018	2019	2019	2020
CNG (1)	283.4	299.5	335.7	78.5	84.1
LNG	66.1	66.0	65.1	16.7	15.2
Non-vehicle RNG (2)	1.9	—	—	—	—
Total	351.4	365.5	400.8	95.2	99.3

(1)

As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million,  0.5 million and 0.4 million for the years ended December 31, 2017, 2018, and 2019, respectively, and 0.1 million for each of the three months ended March 31, 2019 and 2020.

(2)

Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold.

RNG sold as vehicle fuel under the brand name RedeemTM is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of Redeem sold for the years ended December 31, 2017, 2018 and 2019 and for the three months ended March 31, 2019 and 2020 were as follows:

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents delivered (in millions)	2017	2018	2019	2019	2020
RedeemTM	78.5	110.1	143.3	34.6	36.0

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents delivered (in millions)	2017	2018	2019	2019	2020
O&M services	199.5	206.1	211.4	49.7	50.1
Fuel (1)	127.3	133.6	162.4	39.3	42.7
Fuel and O&M services (2)	24.6	25.8	27.0	6.2	6.5
Total	351.4	365.5	400.8	95.2	99.3

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2017	2018	2019	2019	2020
Station construction cost of sales	$47.0	$25.1	$23.5	$3.8	$5.1
Gross margin (3) (4) (5)	$85.8	$133.5	$132.0	$17.3	$33.1
Net income (loss) attributable to Clean Energy Fuels. Corp (3)	$(79.2)	$(3.8)	$20.4	$(10.9)	$1.7

(1)

As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million,  0.5 million and 0.4 million for the years ended December 31, 2017, 2018, and 2019, respectively, and 0.1 million for each of the three months ended March 31, 2019 and 2020.

(2)	Represents GGEs at stations where we provide both fuel and O&M services.

(3)

Includes the following amounts of AFTC revenue: $0.0 million, $26.7 million and $47.1 million for the years ended December 31, 2017, 2018, and 2019, respectively, and $0.0 million and $5.4 million for the three months ended March 31, 2019 and 2020, respectively.

(4)	For the year ended December 31, 2017, gross margin includes an inventory valuation provision of $13.2 million.
(5)

Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer contracts of $10.3 million and $(6.6) million for the years ended December 31, 2018 and 2019, respectively, and $(5.0) million and $5.6 million for the three months ended March 31, 2019 and 2020, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

Recent Developments

Share Repurchase Program. On March 12, 2020, our Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time.  As of March 31, 2020, we had utilized $4.2 million under the Repurchase Program to purchase 2,810,449 shares of its common stock for a total cost of $4.2 million As of April 30, 2020, we had utilized $7.5 million under the Repurchase Program to purchase 4,668,231 shares of our common stock for a total cost of $7.6 million.

NG Advantage.  In February 2020, we converted the principal and accrued interest under the November 2019 Convertible Note (as defined in Note 3) into common units of NG Advantage, LLC (“NG Advantage”) and received common units pursuant to the guaranty agreement entered in February 2018, resulting in an increase in our controlling interest in NG Advantage to 93.3%.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2019 Form 10‑K. Except as set forth below, and in “Impact of COVID-19” above, there have been no material changes to such trends as described in the MD&A contained in our 2019 Form 10‑K.

The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2019, and the three months ended March 31, 2020 that may continue, especially due to the COVID-19 pandemic and the efforts taken to reduce its spread. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including RNG, CNG and LNG, are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations.  The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Since approximately the beginning of June 2019, market prices for RINs have trended to historical lows, and this may continue.  We estimate that our revenue from our RIN and LCFS credits was lower by approximately $3.6 million and $0.5 million for the three months ended March 31, 2020, respectively, as a result of the decline in market prices.

The market price of our common stock can be volatile and unpredictable. During the first quarter of 2020, our stock price declined. If the decline of our market capitalization continues and is sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired which could result in a material charge and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain non-financial covenants with which we must comply. As of March 31, 2020, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2019 Form 10‑K. During the three months ended March 31, 2020, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2019 Form 10‑K, except for certain updates regarding our goodwill impairment assessment, which is described below, and our adoption of new guidance for credit losses effective January 1, 2020, which is described in Note 1. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2019 Form 10‑K.

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

The quantitative assessment estimates the reporting unit’s fair value based on its market capitalization plus an assumed control premium as evidence of fair value. The estimates used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions, stock price fluctuations or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the reporting unit.

For our most recent goodwill impairment test, which was our annual test performed on October 1, 2019, we performed a quantitative impairment assessment for the reporting unit as described above. In this test, the fair value of the reporting unit exceeded its carrying value by 9%.

We evaluated the recent decline in the market price of our common stock and considered whether there were any other events or circumstances that would more likely than not reduce the fair value of our reporting unit below its carrying value on a sustained basis, and concluded it was not more likely than not that the fair value of our reporting unit decreased below its carrying value, on a sustained basis. As a result, an interim impairment test was not considered necessary during the three months ended March 31, 2020.

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

Recently Adopted and Recently Issued Accounting Standards

See Note 1 for a description of recently adopted accounting standards and recently issued accounting standards pending adoption.

Results of Operations

The table below presents, for each period indicated, each line item of our statements of operations data as a percentage of our total revenue for the period. Additionally, the narrative that follows provides a comparative discussion of certain of these line items between the periods indicated. Historical results are not indicative of the results to be expected in the current period or any future period.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 30, 2019

	Three Months Ended
	March 31,
	2019	2020
Statements of Operations Data:
Revenue:
Product revenue	88.1%	88.0%
Service revenue	11.9	12.0
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	70.1	54.3
Service cost of sales	5.7	7.3
Change in fair value of derivative warrants	2.1	0.5
Selling, general and administrative	23.7	21.2
Depreciation and amortization	16.1	13.9
Total operating expenses	117.7	97.2
Operating income (loss)	(17.7)	2.8
Interest expense	(2.4)	(2.6)
Interest income	0.7	0.4
Other income, net	3.4	0.2
Income (loss) from equity method investments	(0.6)	0.2
Income (loss) before income taxes	(16.6)	1.0
Income tax expense	(0.1)	(0.1)
Net income (loss)	(16.7)	0.9
Loss from noncontrolling interest	2.4	0.9
Net income (loss) attributable to Clean Energy Fuels Corp.	(14.3)%	1.8%

Revenue. Revenue increased by $8.3 million to $86.0 million in the three months ended March 31, 2020, from $77.7 million in the three months ended March 31,  2019. This increase was primarily due to the favorable change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, increased station construction sales and increased AFTC revenue, partially offset by a decrease in revenue from volume-related revenue.

Volume-related revenue,  excluding the impact of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, decreased by $10.1 million between periods, attributable to a lower effective price per gallon delivered and decreased revenue from RINs and LCFS Credits, partially offset by an increase in gallons delivered.  The impact to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $10.6 million, as we recognized an unrealized loss of $(5.0) million in 2019 compared to an unrealized gain of $5.6 million in 2020 (see Note 6 for more information).

Our effective price per gallon charged decreased by $0.14 per gallon to $0.70 in the three months ended March 31, 2020 compared to $0.84 per gallon in the three months ended March 31,  2019, excluding the effect of the change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method.

Station construction sales increased by $2.4 million between periods due to increased construction activities.

AFTC revenue increased by $5.4 million between periods due to the absence of AFTC in the three months ended March 31, 2019. In 2019, we recognized AFTC revenue for the vehicle fuel we sold in 2018 and 2019 in the three months ended December 31, 2019.

Cost of sales. Cost of sales decreased by $5.9 million to $52.9 million in the three months ended March 31, 2020, from $58.8 million in the three months ended March 31,  2019. This decrease was primarily due to a decrease in natural gas commodity costs due to the decrease in natural gas prices, partially offset by an increase in gallons delivered and a $1.3 million increase in the cost of construction activities.

Our effective cost per gallon decreased by $0.10 per gallon to $0.48 per gallon in the three months ended March 31, 2020 from $0.58 per gallon in the three months ended March 31, 2019. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was due to decreases in natural gas prices and transportation costs.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, decreased by $1.2 million to $0.4 million in the three months ended March 31, 2020, from $1.6 million in the three months ended March 31,  2019, due to a change in the estimated fair value.

Selling, general and administrative. Selling, general and administrative expenses decreased by $0.2 million to $18.3 million in the three months ended March 31, 2020, from $18.4 million in the three months ended March 31,  2019. This decrease was primarily driven by continued cost reduction efforts.

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million to $11.9 million in the three months ended March 31, 2020, from $12.5 million in the three months ended March 31,  2019, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense increased by $0.3 million to $2.2 million in the three months ended March 31, 2020, from $1.9 million in the three months ended March 31,  2019. This increase was primarily due to an increase in outstanding indebtedness between periods.

Other income, net. Other income, net decreased $2.5 million from $2.7 million in the three months ended March 31,  2019 to $0.2 million in the three months ended March 31, 2020. This decrease was primarily due to gains recorded from the disposal of certain assets in the three months ended March 31, 2019.

Income (loss) from equity method investments. Income (loss) from equity method investments changed from a loss of $0.5 million in the three months ended March 31,  2019 to income of $0.1 million in the three months ended March 31, 2020, primarily due to improved operating results from MCEP and SAFE&CEC S.r.l.

Income tax expense. Income tax expense increased between periods, primarily due to an increase in deferred taxes associated with goodwill which were partially offset by a reduction in the Company’s expected state tax expense.

Loss attributable to noncontrolling interest.  During the three months ended March 31, 2019 and 2020, we recorded a $1.9 million and $0.8 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 35.4% and 6.7% minority interest that was held by third parties during the 2019 and 2020 periods, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the potential discontinuance of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our natural gas vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, the effects of COVID-19, grants and incentives, if any; fluctuations in commodity, station construction and labor costs and natural gas, RIN and LCFS Credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments.

Cash Flows

Cash used in operating activities was $4.3 million in the three months ended March 31, 2020, compared to $8.2 million used in operating activities in the comparable 2019 period. The decrease in cash used in operating activities was primarily attributable to net income in the three months ended March 31, 2020 compared to a net loss in the comparable 2019 period, and changes in working capital resulting from the timing of receipts and payments of cash.

Cash provided by investing activities was $30.4 million in the three months ended March 31, 2020, compared to $5.1 million provided by investing activities in the comparable 2019 period. The increase in cash provided by investing activities was attributable to an increase in maturities and sales of short-term investments from the comparable period in 2019, and an increase in earn-out proceeds received in connection with the BP Transaction,  partially offset by a decrease in proceeds from property and equipment disposals.

Cash used in financing activities was $5.6 million in the three months ended March 31, 2020, compared to $2.1 million provided by financing activities in the comparable 2019 period. The decrease in cash provided by financing activities was primarily attributable to repurchases of common stock during the three months ended March 31, 2020 and a decrease in proceeds from debt instruments.

Capital Expenditures, Indebtedness and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new fueling stations; additions or other modifications to existing fueling stations; debt repayments and repurchases; repurchases of common stock; purchases of CNG tanker trailers and natural gas heavy-duty trucks; maintenance of LNG production facilities; supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; financing natural gas vehicles for our customers; any investments in other entities; any mergers or acquisitions; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.

Our business plan originally called for approximately $18.0 million in capital expenditures for all of 2020.  However, due to the impact of COVID-19, we reduced our anticipated capital expenditures for 2020 to $14.0 million for our core business. These planned capital expenditures primarily relate to the construction of CNG fueling stations, IT software and equipment and LNG plant maintenance costs,  and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. For the three months ended March 31, 2020, our capital expenditures were approximately $2.5 million, and we may not spend the full $14.0 million in 2020.

In addition, we previously anticipated that NG Advantage may spend as much as $12.8 million in 2020 for capital expenditures. However, due to the impact of COVID-19, we reduced NG Advantage’s anticipated capital expenditures to $2.0 million. These planned capital expenditures primarily relate to purchases of additional equipment in support of its operations and customer contracts; although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures. For the three months ended March 31, 2020, NG Advantage’s capital expenditures were approximately $1.2 million, and NG Advantage may not spend the full $2.0 million in 2020.

We had total indebtedness, consisting of our debt and finance leases, of approximately $91.4 million in principal amount as of March 31, 2020, of which approximately $55.1 million, $7.0 million, $7.1 million, $12.0 million, $9.9 million, and $0.3 million is expected to become due in 2020, 2021, 2022, 2023, 2024 and thereafter, respectively. We expect our total interest payment obligations relating to this indebtedness to be approximately $4.8 million in 2020, $1.7 million of which had been paid when due as of March 31, 2020. We plan to and are able to make all expected principal and interest payments in the next 12 months. On May 5, 2020 we repaid $35.0 million of 7.5% Notes due on June 14, 2020, and we expect to repay the remaining $15 million 7.5% Note on or before the maturity date.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $45.0 million as of March 31, 2020, of which approximately $4.0 million, $4.7 million, $3.7 million, $3.7 million, $3.7 million and $25.2 million is expected to become due in 2020, 2021, 2022, 2023, 2024 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $4.6 million drawn as of March 31, 2020.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2020, we had total cash and cash equivalents and short-term investments of $99.3 million, compared to $106.1 million as of December 31, 2019.

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

We believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and financing activities will satisfy our expected business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments, share repurchases or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources. Moreover, we may use our cash resources faster than we predict due to unexpected expenditures, the effects of COVID-19 or higher-than-expected expenses, in which case we may need to seek capital from alternative sources sooner than we anticipate.

The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of, and prices for, natural gas sales and other volume-related activity, the effects of COVID-19, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

•	Outstanding surety bonds for construction contracts and general corporate purposes totaling $30.0 million;
•	Two long-term natural gas purchase contracts with a take-or-pay commitment;
•	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments;

•	One long-term natural gas sale contract with a fixed supply commitment along with a guaranty agreement; and
•	One long-term natural gas sale contract with a fixed supply commitment.

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

As of March 31, 2020, we had two long-term natural gas purchase contracts with a take-or-pay commitment, which require us to purchase minimum volumes of natural gas at index-based prices and expire in December 2020 and June 2022, respectively. Additionally, as of March 31, 2020, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

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

In addition, as of March 31, 2020, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $94.0 million of our cost of sales in 2019 and $22.0 million of our cost of sales for the three months ended March 31, 2020.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of March 31, 2020, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $5.1 million.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2020, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2020, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million, net.

Interest Rate Risk

As of March 31, 2020, we had $4.6 million of debt that bears interest at a rate equal to LIBOR plus 1.30% per annum. Thus, our interest expense would fluctuate with a change in LIBOR. If LIBOR were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $46,000.

The term credit agreement with SG permits us to draw loans from time to time through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR which is expected to be discontinued after 2021. We intend to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and work with our lenders under the credit agreement, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Item 1A.—Risk Factors

An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2019 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.

Risks Related to Our Business

The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition.

Beginning in December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, China and, over the next several months, spread throughout the world, including the United States, ultimately being declared a pandemic. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, business limitations and shutdowns (subject to exceptions for certain essential operations and businesses, including our business), and these measures may remain in place for a significant amount of time. Given the dynamic nature of these circumstances, the duration of business disruption and the related financial effects cannot be reasonably estimated at this time.

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue operating to the fullest extent possible. However, despite our essential designation and our continued operations, we are subject to various risk and uncertainties as a result of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:

•	a further delay in the adoption of natural gas as a vehicle fuel by heavy-duty trucks and/or a delay in expansion of natural gas as a vehicle fuel by existing customers;
•

a continued or further decrease in the volume of truck and fleet operations, including shuttles business out of airports and trucking fleet operations at the Port of Los Angeles and Port of Long Beach, refuse services and lower-than-normal levels of public transportation generally, including LA Metro, which have and may continue to result in decreased demand for natural gas as a vehicle fuel;

•

the impact of business disruptions on the production of natural gas vehicles and engines, which has, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries;

•	depressed oil and diesel prices, especially relative to natural gas prices and for a prolonged period, which may decrease the price-related incentive for operators to adopt natural gas trucks; and

•	difficulty in securing necessary permits for new station construction due to shut-downs and reduced schedules at permitting agencies.

The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.  Even after the COVID-19 pandemic has ultimately subsided, we may continue to experience adverse effects to our business and financial results as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse effect of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, had slower volume and customer growth in 2018, 2019 and the three months ended March 31, 2020 that may continue. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG (which can be delivered in the form of CNG or LNG), are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.

Factors that may influence the adoption of natural gas as a vehicle fuel, many of which are beyond our control, include, among others:

•	Lack of demand for natural gas trucking services due to business disruptions and depressed oil prices related to the COVID-19 pandemic;
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

•

Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a vehicle fleet to natural gas over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers or drivers;

•

Natural gas vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

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

Natural gas vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. Although we are dependent on these manufacturers to succeed in our target markets, we have no influence over their activities. For example, Cummins Westport is the only natural gas engine manufacturer for the heavy-duty truck market in the United States, and this and other original equipment manufacturers currently produce a relatively small number of natural gas engines and vehicles for the U.S. and Canadian markets. These manufacturers may not decide to expand or maintain, may be delayed or restricted due to business disruptions related to the COVID-19 pandemic, or may decide to discontinue or curtail, their natural gas engine or vehicle product lines. The limited production of natural gas engines and vehicles increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their vehicles to natural gas. In addition, some operators have communicated to us that the first generation models of natural gas engines for heavy-duty trucks have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether or not to convert their fleets to natural gas. The success of our business strategies and initiatives depends on sufficient availability and adoption of high-performing natural gas vehicles, and as a result, any production delays or failures by the third-party manufacturers of these vehicles or their engines could harm our results of operations, business and prospects.

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

We incurred pre-tax losses in 2017 and 2018. During 2018, 2019 and the three months ended March 31, 2020, our results were positively affected by $26.7 million, $47.1 million, and $5.4 million of AFTC revenue, respectively.  We may incur losses in future periods and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we subsequently combined with another company’s natural gas fueling compressor manufacturing business in the CEC Combination), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report and our 2019 Form 10-K. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce pipeline-quality RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, pandemics or other health crises, including the ongoing COVID-19 pandemic, construction delays, technical difficulties, high operating costs, limited availability or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If any of our RNG suppliers experience these or other difficulties in their RNG production processes, or if competition for RNG supply materially increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that affect the market for natural gas vehicle fuel generally, which is discussed elsewhere in these risk factors. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to fluctuations, including lower market prices for RINs since June 2019 that may continue. For example, in 2019 market prices for RINs were as high as $1.90 and as low as $0.50; in the three months ended March 31, 2020 market prices for RINs were as high as $1.66 and as low as $0.80. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for oil, diesel or gasoline, or other conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. See the discussion under “Key Trends—Our Performance” in the MD&A in this report and our 2019 Form 10-K for more information about this administrative review and its effects. Moreover, in the absence of programs that allow us to generate and sell RINs and LCFS Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all. Any such failure of our RNG business could have a significant negative effect on our performance, cash position and prospects.

Increases, decreases and general volatility in oil, gasoline, diesel and natural gas prices could adversely affect our business.

Gasoline and diesel are today's most prevalent vehicle fuels. Prices for crude oil, which is the commodity used to make gasoline and diesel, have been low in recent years, due in part to over-production and increased supply without a corresponding increase in demand, and oil prices have decreased further in recent months, hitting an all-time low due to the COVID-19 pandemic. If the prices of crude oil, gasoline and diesel continue to be low or decline further, or if the price of natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel, then market adoption of natural gas as a vehicle fuel could be slowed or limited. Further, any of these circumstances could decrease the market's perception of a need for alternative vehicle fuels generally, which could cause the prospects for and success of our industry and our business to materially suffer. In addition, under these pricing conditions, we may not be able to offer our customers an attractive price advantage for RNG, CNG and LNG and maintain an acceptable margin on our sales. Any such failure could result in an inability to attract new customers or a loss of demand from existing customers, or could directly and negatively affect our results of operations if we are forced to reduce the prices at which we sell natural gas to try to avoid such an effect. Conversely, if prices of gasoline and diesel increase or the price of natural gas decreases, we may not be able to capture a material portion of any increase in the demand for natural gas vehicle fuel that could result from favorable pricing conditions, due to increased competition from new entrants in the natural gas vehicle fuels market, expanded programs by existing competitors, or other factors.

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

Additionally, the prices of natural gas, crude oil, gasoline and diesel have been volatile in recent years, and this volatility may continue or increase. Factors that may cause this volatility to continue include, among others, changes in supply and availability of crude oil and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or importing techniques and methods, economic, health and political conditions, transportation costs and the price of foreign imports. As a result of COVID-19, we have seen significant uncertainty with macro-economic conditions related to prices and demand for oil, gas and related products, and recent global developments and uncertainty in oil supply have caused further volatility in commodity markets. Natural gas and crude oil prices are expected to remain volatile for the near future because of these market uncertainties over supply and demand, including due to the current state of the world economies, energy infrastructure and other factors such as the recent decisions by Saudi Arabia and Russia to reduce the price of their oil and to increase their production. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers. As a result, continued fluctuations in natural gas prices have a significant effect on our operating results.

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

One of our key strategic objectives is to fuel more natural gas heavy-duty trucks. As part of our efforts to achieve this goal, we have launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of natural gas heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex and subjects us to a variety of risks. See the discussion under “Customer Markets-Trucking” in Part I, Item 1. Business of our 2019 Form 10-K and Note 12 for information about the structure of the program and certain agreements we have established in connection with its launch.

The Zero Now program may not be successful for a variety of reasons, including decreased demand related to COVID-19 or other future pandemics or outbreaks of illnesses, continued slow or limited adoption of natural gas trucks by fleet operators or the occurrence of any of the other risks described in these risk factors. For example, some operators have communicated to us that their reluctance to convert to natural gas trucks stems from insufficient incentive to convert due to emissions regulations or other requirements, lack of demand for the conversion from customers and drivers, experiences or reputation of unsatisfactory performance by the first generation models of heavy-duty truck engines, actual or perceived insufficiencies in the financial incentives to convert, concern regarding the residual value of heavy-duty trucks and prioritization of other competing business concerns. If a sufficient number of truck operators do not participate in the Zero Now program, then it will not achieve its intended benefits and we will have expended substantial resources on an initiative that does not produce results.

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

California has enacted laws and regulations that require specified greenhouse gas emissions reductions, and the federal government and several other state governments are considering similar measures. These regulations could affect several areas of our operations, including our sales of conventional and renewable natural gas and the operation of our CNG and LNG fueling stations and our LNG production plants. For instance, California’s AB 32 law, which regulates greenhouse gas emissions from transportation fuels, including emissions associated with the CNG and LNG vehicle fuel we sell, imposes increased compliance costs on utilities, suppliers and/or users of CNG and LNG fuel. See the discussion under “Government Regulation and Environmental Matters - Sale of Natural Gas Vehicle Fuel, Operation of Fueling Stations and Production of LNG: Greenhouse Gas Emissions Regulation” in Part I, Item 1. Business of our 2019 Form 10-K for information about the implementation of AB 32.

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
•

NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company. Recently, we have been the sole source of financing for NG Advantage, consisting of loans of $26.7 million in the year ended December 31, 2019 and a $5.0 million equity investment in the year ended December 31, 2018. If NG Advantage is not able to obtain financing from external sources, we will need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations;

•

It has considerable obligations under its arrangements with BP and other customers, and if NG Advantage fails to perform under such arrangements it would be subject to significant liquidated damages and we could be subject to significant cash liabilities pursuant to the terms of our guaranty agreement with NG Advantage and BP (see the disclosure under “Off-Balance Sheet Arrangements” in the MD&A in our 2019 Form 10-K for more information about this guaranty agreement);

•	The labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations;
•	NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents;
•	NG Advantage has been targeted by environmental groups that may disrupt its activities; and
•	Many of the other risks discussed in these risk factors.

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

We also face a number of operational challenges in connection with our station design and construction activities. For example, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, challenges obtaining and retaining required permits and approvals or local resistance, including due to reduced operations of permitting agencies as a result of the ongoing COVID-19 pandemic, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for new station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects. Additionally, shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events occur, our business, operating results and liquidity could be negatively affected.

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

Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of natural gas vehicles or operation of natural gas vehicle fueling stations could result in sudden releases of pressure that could cause explosions. In addition, our operations may result in the venting of methane, a potent greenhouse gas. These safety and environmental risks could result in uncontrollable flows of natural gas, fires, explosions, death or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are in excess of policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in the natural gas vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, natural gas as a vehicle fuel.

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. For example, some communities and cities, like Berkeley, CA, have banned new natural gas hook-ups. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

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

These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, especially given the current uncertainties related to the ongoing COVID-19 pandemic, and investors in our securities should not rely on the results of one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we may have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

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

All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options, restricted stock units and convertible notes may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option, restricted stock unit and convertible note agreements or if such shares have been registered under the Securities Act. For instance, we filed a registration statement with the SEC to cover the resale of the 50,856,296 shares of our common stock issued and sold to Total, which registration statement was declared effect in August 2018. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others:

•	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed elsewhere in these risk factors;
•	Our ability to implement our business plans and initiatives, such as our Zero Now truck financing program, and their anticipated, perceived or actual level of success;
•	Failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community;
•	The market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions;
•	The amount of and timing of sales of, and prices for, RINs and LCFS Credits;
•	Changes in political, regulatory, health, economic and market conditions;
•	Changes to our management, including officer or director departures, replacements or other changes;
•	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);
•	A change in the trading volume of our common stock; and
•	The other risks described in these risk factors.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On March 12, 2020, our Board of Directors approved the Repurchase Program for up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock. The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time.

The Repurchase Program does not obligate us to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Approximate
Dollar Value
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
January 1, 2020 through January 31, 2020	—	$—	—	$—
February 1, 2020 through February 29, 2020	—	$—	—	$—
March 1, 2020 through March 31, 2020	2,810,449	$1.49	2,810,449	$25,812,394
Total	2,810,449	$1.49	2,810,449	$25,812,394

(a) Exclusive of fees and commissions.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
31.1*

Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer.

101*	The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2020;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2019 and 2020;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2020;
(v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2020; and
(vi) Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 7, 2020	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)