Form 10-Q
period 2020-06-30
Clean Energy Fuels Corp.
filed 2020-08-06
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, there were 198,690,945 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	June 30,
	2019	2020
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$49,222	$79,171
Short-term investments	56,929	16,529
Accounts receivable, net of allowance of $2,412 and $2,187 as of December 31, 2019 and June 30, 2020, respectively	61,760	48,141
Other receivables	84,898	17,363
Inventory	29,874	29,503
Prepaid expenses and other current assets	11,109	11,862
Derivative assets, related party	—	2,861
Total current assets	293,792	205,430
Operating lease right-of-use assets	28,627	27,254
Land, property and equipment, net	323,912	306,179
Long-term portion of restricted cash	4,000	4,000
Notes receivable and other long-term assets, net	31,622	28,923
Long-term portion of derivative assets, related party	3,270	6,882
Investments in other entities	26,305	25,246
Goodwill	64,328	64,328
Intangible assets, net	1,229	795
Total assets	$777,085	$669,037
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$56,013	$6,043
Current portion of finance lease obligations	615	745
Current portion of operating lease obligations	3,359	3,600
Accounts payable	27,376	15,759
Accrued liabilities	67,697	48,148
Deferred revenue	7,338	4,890
Derivative liabilities, related party	164	—
Total current liabilities	162,562	79,185
Long-term portion of debt	32,872	30,499
Long-term portion of finance lease obligations	2,715	2,908
Long-term portion of operating lease obligations	26,206	24,361
Other long-term liabilities	9,701	4,703
Total liabilities	234,056	141,656
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 shares authorized; 204,723,055 shares and 199,506,780 shares issued and outstanding as of December 31, 2019 and June 30, 2020, respectively	20	20
Additional paid-in capital	1,203,186	1,193,197
Accumulated deficit	(668,232)	(673,264)
Accumulated other comprehensive loss	(1,566)	(2,475)
Total Clean Energy Fuels Corp. stockholders’ equity	533,408	517,478
Noncontrolling interest in subsidiary	9,621	9,903
Total stockholders’ equity	543,029	527,381
Total liabilities and stockholders’ equity	$777,085	$669,037

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Revenue:
Product revenue	$59,691	$50,426	$128,139	$126,128
Service revenue	12,627	9,448	21,877	19,752
Total revenue	72,318	59,874	150,016	145,880
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	40,121	33,054	94,551	79,727
Service cost of sales	7,489	5,499	11,887	11,758
Change in fair value of derivative warrants	(17)	(445)	1,597	(40)
Selling, general and administrative	17,933	16,892	36,368	35,151
Depreciation and amortization	12,605	12,050	25,084	23,974
Total operating expenses	78,131	67,050	169,487	150,570
Operating loss	(5,813)	(7,176)	(19,471)	(4,690)
Interest expense	(1,842)	(1,841)	(3,733)	(4,051)
Interest income	567	273	1,147	654
Other income, net	93	2,287	2,764	2,462
Loss from equity method investments	(33)	(502)	(500)	(357)
Loss before income taxes	(7,028)	(6,959)	(19,793)	(5,982)
Income tax expense	(66)	(78)	(126)	(156)
Net loss	(7,094)	(7,037)	(19,919)	(6,138)
Loss attributable to noncontrolling interest	1,711	301	3,590	1,106
Net loss attributable to Clean Energy Fuels Corp.	$(5,383)	$(6,736)	$(16,329)	$(5,032)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	204,653,723	200,670,137	204,426,459	202,831,346

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2019	2020	2019	2020	2019	2020
Net loss	$(5,383)	$(6,736)	$(1,711)	$(301)	$(7,094)	$(7,037)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2019 and 2020	321	1,007	—	—	321	1,007
Unrealized gains on available-for-sale securities, net of $0 tax in 2019 and 2020	3	(1)	—	—	3	(1)
Total other comprehensive income	324	1,006	—	—	324	1,006
Comprehensive loss	$(5,059)	$(5,730)	$(1,711)	$(301)	$(6,770)	$(6,031)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2020	2019	2020	2019	2020
Net loss	$(16,329)	$(5,032)	$(3,590)	$(1,106)	$(19,919)	$(6,138)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2019 and 2020	629	(914)	—	—	629	(914)
Unrealized gains on available-for-sale securities, net of $0 tax in 2019 and 2020	69	5	—	—	69	5
Total other comprehensive income (loss)	698	(909)	—	—	698	(909)
Comprehensive loss	$(15,631)	$(5,941)	$(3,590)	$(1,106)	$(19,221)	$(7,047)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands; except share data)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2018	203,599,892	$20	$1,198,769	$(688,653)	$(2,138)	$17,011	$525,009
Issuance of common stock	1,052,040	—	175	—	—	—	175
Stock-based compensation	—	—	1,246	—	—	—	1,246
Net loss	—	—	—	(10,946)	—	(1,879)	(12,825)
Other comprehensive income	—	—	—	—	374	—	374
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, March 31, 2019	204,651,932	20	1,200,418	(699,599)	(1,764)	14,904	513,979
Issuance of common stock	3,214	—	4	—	—	—	4
Stock-based compensation	—	—	918	—	—	—	918
Net loss	—	—	—	(5,383)	—	(1,711)	(7,094)
Other comprehensive income	—	—	—	—	324	—	324
Balance, June 30, 2019	204,655,146	$20	$1,201,340	$(704,982)	$(1,440)	$13,193	$508,131

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2019	204,723,055	$20	$1,203,186	$(668,232)	$(1,566)	$9,621	$543,029
Issuance of common stock	871,010	—	194	—	—	—	194
Repurchase of common stock	(2,810,449)	—	(4,244)	—	—	—	(4,244)
Stock-based compensation	—	—	1,054	—	—	—	1,054
Net income (loss)	—	—	—	1,704	—	(805)	899
Other comprehensive loss	—	—	—	—	(1,915)	—	(1,915)
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, March 31, 2020	202,783,616	20	1,198,802	(666,528)	(3,481)	10,204	539,017
Issuance of common stock	25,214	—	41	—	—	—	41
Repurchase of common stock	(3,302,050)	—	(6,406)	—	—	—	(6,406)
Stock-based compensation	—	—	760	—	—	—	760
Net loss	—	—	—	(6,736)	—	(301)	(7,037)
Other comprehensive income	—	—	—	—	1,006	—	1,006
Balance, June 30, 2020	199,506,780	$20	$1,193,197	$(673,264)	$(2,475)	$9,903	$527,381

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Six Months Ended
	June 30,
	2019	2020
Cash flows from operating activities:
Net loss	$(19,919)	$(6,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,084	23,974
Provision for credit losses and inventory	646	1,056
Stock-based compensation expense	2,164	1,814
Change in fair value of derivative instruments	5,992	(4,205)
Amortization of discount and debt issuance cost	(429)	(103)
Gain on disposal of property and equipment	(3,967)	(2,298)
Gain from sale of certain assets of subsidiary	—	(176)
Loss from equity method investments	500	357
Non-cash lease expense	1,695	1,373
Deferred income taxes	—	60
Changes in operating assets and liabilities:
Accounts and other receivables	9,361	73,904
Inventory	656	218
Prepaid expenses and other assets	(1,027)	365
Operating lease liabilities	(1,860)	(1,604)
Accounts payable	560	(10,572)
Deferred revenue	(2,723)	(8,787)
Accrued expenses and other	(7,950)	(19,479)
Net cash provided by operating activities	8,783	49,759
Cash flows from investing activities:
Purchases of short-term investments	(72,029)	(45,293)
Maturities and sales of short-term investments	71,666	85,850
Purchases of and deposits on property and equipment	(7,743)	(6,354)
Loans made to customers	—	(40)
Payments on and proceeds from sales of loans receivable	(281)	1,226
Cash received from sale of certain assets of subsidiary, net	5,016	4,951
Proceeds from disposal of property and equipment	6,337	3,224
Net cash provided by investing activities	2,966	43,564
Cash flows from financing activities:
Issuances of common stock	179	235
Repurchase of common stock	—	(10,650)
Proceeds from debt instruments	3,394	200
Repayments of debt instruments and finance lease obligations	(3,533)	(52,960)
Fees paid for debt issuance costs	(29)	—
Net cash provided by (used in) financing activities	11	(63,175)
Effect of exchange rates on cash, cash equivalents and restricted cash	130	(199)
Net increase in cash, cash equivalents and restricted cash	11,890	29,949
Cash, cash equivalents and restricted cash, beginning of period	34,624	53,222
Cash, cash equivalents and restricted cash, end of period	$46,514	$83,171
Supplemental disclosure of cash flow information:
Income taxes paid	$32	$65
Interest paid, net of $178 and $57 capitalized, respectively	$2,590	$3,906

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2020, results of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2019 and 2020, and cash flows for the six months ended June 30, 2019 and 2020. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2019 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position. Significant estimates made in preparing the accompanying condensed consolidated financial statements include (but are not limited to) those related to revenue recognition, fair value measurements, goodwill and long-lived asset valuations and impairment assessments, income tax valuations and stock-based compensation expense.

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

The Company is generally the principal in its customer contracts because it has control over the goods and services prior to transfer to the customer, and as such, revenue is recognized on a gross basis. Sales and usage-based taxes are excluded from revenues. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Volume-related (1)	$66,260	$50,231	$140,788	$125,290
Station construction sales	5,943	5,277	9,113	10,800
AFTC (2)	—	4,366	—	9,790
Other	115	—	115	—
Total revenue	$72,318	$59,874	$150,016	$145,880
(1)	Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three and six months ended June 30, 2019, changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $0.6 million and a loss of $4.4 million, respectively. For the three and six months ended June 30, 2020, changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $1.5 million and a gain of $4.2 million, respectively.
(2)	Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which had previously expired but on December 20, 2019 was retroactively extended for vehicle fuel sales made beginning January 1, 2018 through December 31, 2020. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $15.3 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2019 and June 30, 2020, the Company’s contract balances were as follows (in thousands):

	December 31,	June 30,
	2019	2020
Accounts receivable, net	$61,760	$48,141

Contract assets - current	$455	$1,537
Contract assets - non-current	3,777	3,829
Contract assets - total	$4,232	$5,366

Contract liabilities - current	$5,329	$2,044
Contract liabilities - non-current	6,339	—
Contract liabilities - total	$11,668	$2,044

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from a customer of NG Advantage, LLC (“NG Advantage”) in advance of the performance obligations and are classified as current or noncurrent based on when the related revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

Revenue recognized during the six months ended June 30, 2019 related to the Company’s contract liability balances as of December 31, 2018 was $4.4 million. Revenue recognized during the six months ended June 30, 2020 related to the Company’s contract liability balances as of December 31, 2019 was $4.2 million. In June 2020, the Company entered into a termination letter between NG Advantage and BP (as defined in Note 3) and paid $7.8 million in satisfaction of the remaining performance obligations, resulting in a reduction of the Company’s contract liability balance as of December 31, 2019 of $7.0 million, and a net revenue impact of $(0.8) million. Contract liabilities increased during the six months ended June 30, 2020 as a result of billings in excess of revenue recognized and advance payments received from customers.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

SAFE&CEC S.r.l.

On November 26, 2017, the Company, through its former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor fueling systems manufacturing subsidiaries, CEC and SAFE S.p.A, in a new company, SAFE&CEC S.r.l. (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.0 million and $0.5 million from this investment for the three months ended June 30, 2019 and 2020, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2019 and 2020, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $23.7 million and $22.6 million as of December 31, 2019 and June 30, 2020, respectively.

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

NG Advantage has entered into an arrangement with BP Products North America (“BP”) for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In June 2020, we paid BP $7.8 million to terminate a portion of the forgoing arrangement. In connection with the arrangement, on February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and BP pursuant to which the Company guarantees NG Advantage’s payment obligations to BP in the event of default by NG Advantage under the supply arrangement, in an amount up to an aggregate of $30.0 million plus related fees, which was reduced to $15.0 million effective June 24, 2020. This guaranty is in effect until thirty days following the Company’s notice to BP of its termination.

As of December 31, 2019, NG Advantage had an outstanding balance of $26.7 million, plus accrued and unpaid interest, under the delayed draw convertible promissory note entered into with the Company in November 2019 (the “November 2019 Convertible Note”). On February 6, 2020, the Company converted the outstanding principal and accrued interest under the November 2019 Convertible Note into common units of NG Advantage resulting in an increase in the Company’s controlling interest in NG Advantage from 64.6% to 93.2%.

On February 29, 2020, NG Advantage issued to the Company 283,019 common units pursuant to the guaranty agreement entered in February 2018, which increased the Company’s controlling interest in NG Advantage to 93.3% as of June 30, 2020.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $1.7 million and $0.3 million for the three months ended June 30, 2019 and 2020, respectively, and $3.6 million and $1.1 million for the six months ended June 30, 2019 and 2020, respectively. The value of the noncontrolling interest was $9.6 million and $9.9 million as of December 31, 2019 and June 30, 2020, respectively.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2019 and June 30, 2020 consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Current assets:
Cash and cash equivalents	$49,207	$79,156
Restricted cash - standby letters of credit	15	15
Total cash, cash equivalents and current portion of restricted cash	$49,222	$79,171

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$4,000
Total long-term portion of restricted cash	$4,000	$4,000

Total cash, cash equivalents and restricted cash	$53,222	$83,171

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $47.9 million and $77.8 million as of December 31, 2019 and June 30, 2020, respectively.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of June 30, 2020, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2019 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Municipal bonds and notes	$2,986	$—	$2,986
Zero coupon bonds	33,919	—	33,919
Corporate bonds	19,509	(3)	19,506
Certificates of deposit	518	—	518
Total short-term investments	$56,932	$(3)	$56,929

Short-term investments as of June 30, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
Zero coupon bonds	$13,995	$2	$13,997
Corporate bonds	2,002	—	2,002
Certificates of deposit	530	—	530
Total short-term investments	$16,527	$2	$16,529

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

The Company has entered into fueling agreements with fleet operators under the Zero Now truck financing program. The fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be embedded derivatives and recorded at fair value at the time of execution, with the changes in fair value of the embedded derivatives recognized in "Product revenue" in the accompanying condensed consolidated statements of operations.

Derivatives and embedded derivatives as of December 31, 2019 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Long-term portion of derivative assets, related party	$3,270	$—	$3,270
Fueling agreements:
Prepaid expenses and other current assets	232	—	232
Notes receivable and other long-term assets, net	491	—	491
Total derivative assets	$3,993	$—	$3,993
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$164	$—	$164
Fueling agreements:
Accrued liabilities	42	—	42
Other long-term liabilities	39	—	39
Total derivative liabilities	$245	$—	$245

Derivatives and embedded derivatives as of June 30, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$2,861	$—	$2,861
Long-term portion of derivative assets, related party	6,882	—	6,882
Fueling agreements:
Prepaid expenses and other current assets	12	—	12
Notes receivable and other long-term assets, net	82	—	82
Total derivative assets	$9,837	$—	$9,837
Liabilities:
Fueling agreements:
Accrued liabilities	$715	$—	$715
Other long-term liabilities	1,209	—	1,209
Total derivative liabilities	$1,924	$—	$1,924

As of December 31, 2019 and June 30, 2020, the Company had a total volume on open commodity swap contracts of 21.9 million and 19.4 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2019 and June 30, 2020, by year with associated volumes:

	December 31, 2019		June 30, 2020
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2020	5,000,000	$3.18	2,500,000	$3.18
2021	5,000,000	$3.18	5,000,000	$3.18
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale debt securities and certificates of deposit are classified within Level 2 because they are valued using the most recent quoted prices for identical assets in markets that are not active and quoted prices for similar assets in active markets.

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2019 and June 30, 2020:

	December 31, 2019		June 30, 2020
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81	$1.30 - $1.47	$1.40
Historical Differential to PADD 3 Diesel	$0.79 - $1.16	$0.91	$0.80 - $1.58	$0.96
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78	$1.32 - $2.58	$1.92

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2019 and June 30, 2020:

	December 31, 2019		June 30, 2020
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81	$1.30 - $1.47	$1.40
Historical Differential to PADD 3 Diesel	$0.79 - $1.16	$0.91	$0.80 - $1.58	$0.96
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78	$1.32 - $2.58	$1.92

The Company’s liability-classified warrants (or "derivative warrants"), which were issued by NG Advantage, are classified within Level 3 because the Company uses the Black-Scholes option pricing model to estimate the fair value based on inputs that are not observable in any market. The warrants expired on July 2, 2020.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2019 or June 30, 2020.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and June 30, 2020:

	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$2,986	$—	$2,986	$—
Zero coupon bonds	33,919	—	33,919	—
Corporate bonds	19,506	—	19,506	—
Certificates of deposit (1)	518	—	518	—
Commodity swap contracts (2)	3,270	—	—	3,270
Embedded derivatives (3)	723	—	—	723
Liabilities:
Commodity swap contracts (2)	$164	$—	$—	$164
Embedded derivatives (3)	81	—	—	81
Warrants (4)	40	—	—	40

	June 30, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Zero coupon bonds	$13,997	$—	$13,997	$—
Corporate bonds	2,002	—	2,002	—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	9,743	—	—	9,743
Embedded derivatives (3)	94	—	—	94
Liabilities:
Embedded derivatives (3)	$1,924	$—	$—	$1,924
Warrants (4)	—	—	—	—

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in “Derivative liabilities, related party” and "Long-term portion of derivative assets, related party’ as of December 31, 2019, and "Derivative assets, related party" and "Long-term portion of derivative assets, related party" as of June 30, 2020, in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets", “Notes receivable and other long-term assets, net", “Accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(4)	Included in "Accrued liabilities" in the accompanying condensed consolidated balance sheets. The warrants expired on July 2, 2020.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of March 31, 2019	$5,362	$—	$—	$—	$(2,693)
Settlements, net	209	—	—	—	—
Total gain (loss)	125	450	—	—	17
Balance as of June 30, 2019	$5,696	$450	$—	$—	$(2,676)

Balance as of March 31, 2020	$12,545	$143	$—	$(3,308)	$(445)
Settlements, net	(453)	—	—	—	—
Total gain (loss)	(2,349)	(49)	—	1,384	445
Balance as of June 30, 2020	$9,743	$94	$—	$(1,924)	$—

Change in unrealized gain (loss) for the three months ended June 30, 2019 included in earnings	$334	$450	$—	$—	$17
Change in unrealized gain (loss) for the three months ended June 30, 2020 included in earnings	$(2,802)	$(49)	$—	$1,384	$445

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2018	$10,332	$—	$—	$—	$(1,079)
Settlements, net	209	—	—	—	—
Total gain (loss)	(4,845)	450	—	—	(1,597)
Balance as of June 30, 2019	$5,696	$450	$—	$—	$(2,676)

Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(477)	—	56	—	—
Total gain (loss)	6,950	(629)	108	(1,843)	40
Balance as of June 30, 2020	$9,743	$94	$—	$(1,924)	$—

Change in unrealized gain (loss) for the six months ended June 30, 2019 included in earnings	$(4,636)	$450	$—	$—	$(1,597)
Change in unrealized gain (loss) for the six months ended June 30, 2020 included in earnings	$6,473	$(629)	$164	$(1,843)	$40

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2019 and June 30, 2020. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2019 and June 30, 2020 consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Loans to customers to finance vehicle purchases	$653	$659
Accrued customer billings	6,124	5,578
Fuel tax credits	69,585	9,467
Other	8,536	1,659
Total other receivables	$84,898	$17,363

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

Inventory as of December 31, 2019 and June 30, 2020 consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Raw materials and spare parts	$29,874	$29,503
Total inventory	$29,874	$29,503

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2019 and June 30, 2020 consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	324,431	348,453
Trailers	79,477	79,461
Other equipment	101,655	86,073
Construction in progress	75,232	70,029
	678,904	682,125
Less accumulated depreciation	(354,992)	(375,946)
Total land, property and equipment, net	$323,912	$306,179

Included in "Land, property and equipment, net" are capitalized software costs of $30.4 million and $31.0 million as of December 31, 2019 and June 30, 2020, respectively. Accumulated amortization of the capitalized software costs is $26.3 million and $27.6 million as of December 31, 2019 and June 30, 2020, respectively.

The Company recorded amortization expense related to capitalized software costs of $1.1 million and $0.6 million for the three months ended June 30, 2019 and 2020, respectively, and $2.1 million and $1.3 million for the six months ended June 30, 2019 and 2020, respectively.

As of June 30, 2019 and 2020, $0.8 million and $1.5 million, respectively, is included in "Accounts payable" and "Accrued liabilities," which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2019 and June 30, 2020 consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Accrued alternative fuels incentives (1)	$27,839	$14,856
Accrued employee benefits	2,276	3,357
Accrued interest	220	287
Accrued gas and equipment purchases	11,383	8,083
Accrued property and other taxes	3,732	3,625
Accrued salaries and wages	9,105	6,220
Embedded derivatives	42	715
Other (2)	13,100	11,005
Total accrued liabilities	$67,697	$48,148
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2019 and June 30, 2020 consisted of the following (in thousands):

	December 31, 2019
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
7.5% Notes	$50,000	$17	$49,983
NG Advantage debt	33,898	192	33,706
SG Facility	4,400	—	4,400
Other debt	796	—	796
Total debt	89,094	209	88,885
Less amounts due within one year	(56,097)	(84)	(56,013)
Total long-term debt	$32,997	$125	$32,872

	June 30, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$31,489	$160	$31,329
SG Facility	4,600	—	4,600
Other debt	613	—	613
Total debt	36,702	160	36,542
Less amounts due within one year	(6,110)	(67)	(6,043)
Total long-term debt	$30,592	$93	$30,499

7.5% Notes

In June 2013, the Company issued notes (the “7.5% Notes”) to T. Boone Pickens and Green Energy Investment Holdings, LLC (“GEIH”) in the amount of $150.0 million. The 7.5% Notes bore interest at the rate of 7.5% per annum and were convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $15.80 per share (the “7.5% Notes Conversion Price”). Upon written notice to the Company, each holder of a 7.5% Note had the right to exchange all or any portion of the principal and accrued and unpaid interest under its 7.5% Notes for shares of the Company’s common stock at the 7.5% Notes Conversion Price. Additionally, subject to certain restrictions, the Company could force conversion of each 7.5% Note into shares of its common stock if such shares traded at a 40% premium to the 7.5% Notes Conversion Price for at least 20 trading days in any consecutive 30 trading day period.

The 7.5% Notes included customary events of default which, if any of them occurred, would permit or require the principal of, and accrued interest on, the 7.5% Notes to become, or to be declared, due and payable.

Prior to January 1, 2018, (i) the Company purchased $25.0 million of the 7.5% Notes from Mr. Pickens, (ii) Mr. Pickens transferred all remaining balance of his 7.5% Notes to third parties, and (iii) GEIH transferred $16.8 million in principal amount of its 7.5% Notes to third parties.

As of December 31, 2019, (i) GEIH held 7.5% Notes in an aggregate principal amount of $32.9 million, and (ii) other third parties held 7.5% Notes in an aggregate principal amount of $17.1 million, all of which were due June 14, 2020. In May 2020, the Company repaid the remaining $50.0 million of 7.5% Notes and related accrued and unpaid interest thereon. No events of default under the 7.5% Notes had occurred as of the date such notes were paid in full.

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

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of June 30, 2020, the Company had $4.6 million outstanding on the SG Facility and no events of defaults had occurred.

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

Other Debt

As of June 30, 2020, the Company has other debt due through May 2023 bearing interest at 4.75%.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2020 (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net loss attributable to Clean Energy Fuels Corp.	$(5,383)	$(6,736)	$(16,329)	$(5,032)

Weighted-average common shares outstanding	204,653,723	200,670,137	204,426,459	202,831,346
Dilutive effect of potential common shares from restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding - diluted	204,653,723	200,670,137	204,426,459	202,831,346
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.02)

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Stock options	10,192,762	9,654,436	10,192,762	9,654,436
Convertible notes	3,164,557	1,311,031	3,164,557	2,237,794
Restricted stock units	1,289,751	1,007,929	1,289,751	1,007,929
Total	14,647,070	11,973,396	14,647,070	12,900,159

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Stock-based compensation expense, net of $0 tax in 2019 and 2020	$918	$760	$2,164	$1,814

As of June 30, 2020, there was $4.0 million of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.8 years.

In May 2020, the Company adopted its Amended and Restated 2016 Performance Incentive Plan (“Amended 2016 Plan”), which increased the aggregate number of shares of the Company’s common stock to be delivered pursuant to all awards granted under the 2016 Performance Incentive Plan by an additional 17,500,000 shares, and became effective on May 18, 2020, the date of approval of the Amended 2016 Plan by the Company’s stockholders.

Note 15—Stockholders’ Equity

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of June 30, 2020, the Company had utilized $10.5 million under the Repurchase Program to repurchase 6,112,499 shares of its common stock for a total cost of $10.7 million. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended June 30, 2019 and 2020, and $0.1 million and $0.2 million for the six months ended June 30, 2019 and 2020, respectively. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three and six months ended June 30, 2019 and 2020 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its liability for unrecognized tax benefits in the six months ended June 30, 2020 by $1.0 million. This increase is the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers during the six months ended June 30, 2020. The net interest incurred was immaterial for both the six months ended June 30, 2019 and 2020.

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

During the three months ended June 30, 2019 and 2020, the Company recognized $0.0 million and $0.1 million, respectively, in “Interest income” on its lease receivables. During the six months ended June 30, 2019 and 2020, the Company recognized $0.1 million and $0.2 million, respectively, in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of June 30, 2020 (in thousands):

Fiscal year:
Remainder of 2020	$701
2021	1,402
2022	1,182
2023	962
2024	962
Thereafter	4,320
Total minimum lease payments	9,529
Less amount representing interest	(2,727)
Present value of lease receivables	$6,802

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and June 30, 2020. On December 20, 2019, the AFTC, which had previously expired, was retroactively reinstated and extended beginning January 1, 2018 through December 31, 2020. The AFTC is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2019 and 2020.

Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its AFTC, if any, as revenue in its condensed consolidated statements of operations because the credits are fully payable to the Company and do not offset income tax liabilities. As such, the credits are not deemed income tax credits under the accounting guidance applicable to income taxes.

As a result of the most recent legislation authorizing AFTC being signed into law on December 20, 2019, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar years, totaling $47.1 million, was recognized during the three months ended December 31, 2019. During the three and six months ended June 30, 2020, the Company recognized AFTC revenue of $4.4 million and $9.8 million, respectively, for vehicle fuel the Company sold during each of these periods. AFTC is available through December 31, 2020 and may not be reinstated for vehicle fuel sales made after that date.

Note 20—Related Party Transactions

TOTAL S.A.

During the three and six months ended June 30, 2019, the Company recognized revenue of $1.2 million and $1.7 million, respectively, related to RINs sold to TOTAL S.A. and its affiliates (‘TOTAL”) in the ordinary course of business. During the three and six months ended June 30, 2020, the Company recognized revenue of $2.0 million and $2.6 million, respectively, related to RINs and LNG sold to TOTAL in the ordinary course of business and settlements on commodity swap contracts (Note 6). As of December 31, 2019 and June 30, 2020, the Company had receivables from TOTAL of zero and $0.8 million, respectively.

During the three and six months ended June 30, 2019, the Company paid TOTAL $0.0 million for expenses incurred in the ordinary course of business. During the three and six months ended June 30, 2020, the Company paid TOTAL $0.2 million and $0.4 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). As of December 31, 2019 and June 30, 2020, the amount due to TOTAL was immaterial.

SAFE&CEC S.r.l.

During the three and six months ended June 30, 2019, the Company received $0.2 million from SAFE&CEC S.r.l. in the ordinary course of business. During the three and six months ended June 30, 2020, the Company received $0.9 million and $1.0 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2019 and June 30, 2020, the Company had receivables from SAFE&CEC S.r.l. of $0.9 million and $0.2 million, respectively.

During the three and six months ended June 30, 2019, the Company paid SAFE&CEC S.r.l. $0.5 million and $1.5 million, respectively, for parts and equipment in the ordinary course of business. During the three and six months ended June 30, 2020, the Company paid SAFE&CEC S.r.l. $1.6 million and $2.8 million, respectively, for parts and equipment in the ordinary course of business. As of  December 31, 2019 and June 30, 2020, the Company had payables to SAFE&CEC S.r.l. of $0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020, as well as the audited consolidated financial statements and notes included therein (collectively, our “2019 Form 10-K”).

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

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas ("RNG"), compressed natural gas ("CNG") and liquefied natural gas ("LNG") delivered. Through our sales of Redeem™ RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, to reduce their amount of climate-harming greenhouse gas by at least 70% and up to 300% depending on the source of the RNG feedstock while also reducing criteria pollutants such as Oxides of Nitrogen (NOx). Redeem RNG is delivered as CNG and LNG.

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

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, and government fleets. We believe these fleet markets will continue to present a growth opportunity for natural gas vehicle fuel for the foreseeable future. As of June 30, 2020, we served over 1,000 fleet customers operating over 48,000 natural gas vehicles, and we currently own, operate or supply approximately 550 natural gas fueling stations in 41 states in the United States and five provinces in Canada. We also provide fuel and services to industrial and institutional energy users.

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

Beginning on April 27, 2020 we commenced a phased return of employees to their respective offices and have adopted and applied protocols and procedures in accordance with federal, state and local government policies and mandates and Centers for Disease Control (CDC) guidelines. Specifically, we have implemented enhanced cleaning and disinfecting protocols and temperature and COVID-19 screening questionnaires for the health and safety of our employees, customers and the communities in which we operate. We have provided personal protective equipment (including masks and gloves) and hand sanitizer, we have modified office seating, we expect all our employees to maintain appropriate physical distancing, and we continue to restrict employee travel in accordance with the various state health orders.

We began to see the negative effects of COVID-19 on volumes delivered in mid-March and continued to see declines in volumes delivered for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Volumes delivered for June 2020 increased 5% over May 2020 but remained 13% lower compared to June 2019. The most significant negative effects of COVID-19 in relation to our volumes continue to be seen in the airports (fleet services), public transit and government fleet customer markets, which were down from the three months ended June 30, 2019 by between 25% and 45% due to federal, state and local government mandates to restrict normal daily activities, as well as travel bans, quarantines and “shelter-in-place” orders, with single digit growth in trucking and refuse markets in the three months ended June 30, 2020 from the three months ended June 30, 2019, where we saw more essential businesses operating. Although some of these restrictions have been lifted or scaled back in recent months, a recent surge of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures, which may remain in place for a significant amount of time, may further adversely affect airports, public transit and government fleet customer markets.

Our volume of GGEs delivered in the second quarter of 2020 declined 10% compared to the prior year period with the lowest volumes delivered being experienced in May 2020. Although there was an increase in volume in June 2020 compared to May 2020, we believe the year over year declines in volumes will continue beyond June and gradually recover at a slower pace than previously anticipated due to the more recent resurgence and prolonging effect of the COVID-19 pandemic. Declines in volume have resulted and are expected to continue to result in lower gross margin dollars and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less RIN and LCFS revenue. Lower volumes have affected and may continue to affect our AFTC revenue as a portion of the decline in volume is from AFTC eligible volumes. During the second quarter of 2020, we also experienced lower than anticipated operating expenses due to lower spending as a result of reduced business activities. We expect this trend of lower spending to continue at least until our business activities begin to normalize to levels prior to the COVID-19 pandemic, which will help mitigate the reduction in gross profit margins associated with prolonged year over year declines in our overall volume. We also recorded a $2.5 million station asset disposal gain during the second quarter which helps mitigate the negative effect of COVID-19 on our 2020 financial results. We believe the lower gross profit margins from lower volumes can be sufficiently mitigated by our continued lower operating expenses together with the station asset disposal gain assuming there is not a further deterioration or lack of any recovery from the COVID-19 pandemic during the remainder of 2020. As such, we continue to estimate a negative effect of $11 million to our net operating results for 2020 as a result of COVID-19. Given the dynamic nature of these circumstances, significant uncertainty exists concerning the duration of business disruption and the full extent of the effect of COVID-19 on our business, results of operations and financial condition. Additionally, the effects of COVID-19, low oil prices and the adoption of government policies and programs, or increased popular sentiment, in favor of other vehicle technologies or fuels may delay adoption of natural gas vehicles by new customers and expansion by existing customers, particularly heavy-duty natural gas trucks, which would adversely affect our previously anticipated volume growth. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $95.7 million as of June 30, 2020. During the three months ended

June 30, 2020, we collected our AFTC receivables related to 2018 and 2019 AFTC volumes which provided us with approximately $47 million, net in additional cash to support our operations, and helped repay the remaining $50.0 million in principal amount of our 7.5% Notes. We will also collect the 2020 AFTC revenue throughout 2020, which we expect to be between $16 million and $20 million giving consideration to the effect of COVID-19 described above. As of June 30, 2020, we had approximately $6.8 million of current debt. Additionally, we are continuously evaluating and taking actions to reduce costs and spending across our organization. This includes limiting travel, reducing hiring activities and limiting discretionary spending. We also reduced our anticipated capital expenditures for 2020 in light of COVID-19 to $14.0 million for our core business and $2.0 million for NG Advantage. Additionally, we could suspend, or limit repurchases under, our share repurchase program which was authorized for up to $30.0 million, of which $10.5 million, excluding fees and commissions, had been spent through June 30, 2020 and $12.7 million had been spent through July 31, 2020.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2019	2020	2019	2020
Volume-related (1)	$66.3	$50.2	$140.8	$125.3
Station construction sales	5.9	5.3	9.1	10.8
AFTC (2)	—	4.4	—	9.8
Other	0.1	—	0.1	—
Total	$72.3	$59.9	$150.0	$145.9
(1)	Our volume-related revenue primarily consists of sales of RNG, CNG and LNG fuel, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and our derivative instruments consist of commodity swap and customer contracts (see Note 6 for more information). The following table summarizes our volume-related revenue in the periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2019	2020	2019	2020
Fuel sales and performance of O&M services	$57.6	$44.2	$127.2	$107.8
Change in fair value of derivative instruments	0.6	(1.5)	(4.4)	4.2
RIN Credits	5.1	2.9	11.2	5.4
LCFS Credits	3.0	4.6	6.8	7.9
Total volume-related revenue	$66.3	$50.2	$140.8	$125.3
(2)	Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which had previously expired but on December 20, 2019 was retroactively extended for vehicle fuel sales made beginning January 1, 2018 through December 31, 2020. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2020.

Key Operating Data

In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC called Mansfield Clean Energy Partners, LLC (“MCEP”), plus (iv) for periods before completion of the BP Transaction, our proportionate share (as applicable) of the GGEs of RNG produced and sold by our former RNG production facilities, which we sold in the BP Transaction), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net loss attributable to us. The following tables present our key operating data for the years ended December 31, 2017, 2018, and 2019 and for the three and six months ended June 30, 2019 and 2020:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Gasoline gallon equivalents delivered (in millions)	2017	2018	2019	2019	2020	2019	2020
CNG (1)	283.4	299.5	335.7	83.8	73.6	162.3	157.7
LNG	66.1	66.0	65.1	15.8	15.9	32.5	31.1
Non-vehicle RNG (2)	1.9	—	—	—	—	—	—
Total	351.4	365.5	400.8	99.6	89.5	194.8	188.8
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.5 million and 0.4 million for the years ended December 31, 2017, 2018, and 2019, respectively, 0.1 million for each of the three months ended June 30, 2019 and 2020, and 0.2 million for each of the six months ended June 30, 2019 and 2020.
(2)	Represents RNG sold as non-vehicle fuel. RNG sold as vehicle fuel is sold under the brand name Redeem™ and is included in this table in the CNG or LNG amounts as applicable based on the form in which it was sold.

RNG sold as vehicle fuel under the brand name RedeemTM is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RedeemTM sold for the years ended December 31, 2017, 2018 and 2019 and for the three and six months ended June 30, 2019 and 2020 were as follows:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Gasoline gallon equivalents delivered (in millions)	2017	2018	2019	2019	2020	2019	2020
RedeemTM	78.5	110.1	143.3	38.9	36.0	73.5	72.0

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Gasoline gallon equivalents delivered (in millions)	2017	2018	2019	2019	2020	2019	2020
O&M services	199.5	206.1	211.4	53.5	46.8	103.3	97.0
Fuel (1)	127.3	133.6	162.4	39.6	36.8	78.8	79.5
Fuel and O&M services (2)	24.6	25.8	27.0	6.5	5.9	12.7	12.3
Total	351.4	365.5	400.8	99.6	89.5	194.8	188.8

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Other operating data (in millions)	2017	2018	2019	2019	2020	2019	2020
Station construction cost of sales	$47.0	$25.1	$23.5	$6.3	$4.6	$10.1	$9.7
Gross margin (3) (4) (5)	$85.8	$133.5	$132.0	$24.7	$21.3	$43.6	$54.4
Net income (loss) attributable to Clean Energy Fuels Corp. (3)	$(79.2)	$(3.8)	$20.4	$(5.4)	$(6.7)	$(16.3)	$(5.0)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.5 million and 0.4 million for the years ended December 31, 2017, 2018, and 2019, respectively, 0.1 million for each of the three months ended June 30, 2019 and 2020, and 0.2 million for each of the six months ended June 30, 2019 and 2020.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes the following amounts of AFTC revenue: $0.0 million, $26.7 million and $47.1 million for the years ended December 31, 2017, 2018, and 2019, respectively, and $0.0 million for the three and six months ended June 30, 2019 and $4.4 million and $9.8 million for the three and six months ended June 30, 2020, respectively.
(4)	For the year ended December 31, 2017, gross margin includes an inventory valuation provision of $13.2 million.

(5)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer contracts of $10.3 million and $(6.6) million for the years ended December 31, 2018 and 2019, respectively, $0.6 million and $(1.5) million for the three months ended June 30, 2019 and 2020, respectively, and $(4.4) million and $4.2 million for the six months ended June 30, 2019 and 2020, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

Recent Developments

Chevron Adopt-a-Port. In June 2020, we entered into an agreement with Chevron to provide truck operators serving the ports of Los Angeles and Long Beach with cleaner, carbon-negative RNG to reduce emissions. Under the agreement, Chevron will provide funding to allow truck operators to subsidize the cost of buying new RNG-powered trucks and will supply RNG to our stations near the ports.

Share Repurchase Program. On March 12, 2020, our Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time. As of June 30, 2020, we had utilized $10.5 million under the Repurchase Program to purchase 6,112,499 shares of our common stock for a total cost of $10.7 million. As of July 31, 2020, we had utilized $12.7 million under the Repurchase Program to purchase 7,005,849 shares of our common stock.

7.5% Notes. In May 2020, we repaid the remaining $50.0 million of outstanding 7.5% Notes plus related accrued and unpaid interest thereon.

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

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2019 Form 10-K. Except as set forth below, and in “Impact of COVID-19” above, there have been no material changes to such trends as described in the MD&A contained in our 2019 Form 10-K.

The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2019 and in the six months ended June 30, 2020 that we expect to continue, especially due to the COVID-19 pandemic and the efforts taken to reduce its spread. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including RNG, CNG and LNG, are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. For example, since approximately the beginning of June 2019 to January 2020, market prices for RINs trended to historical lows. Although RIN prices have generally increased since late January 2020, prices have fluctuated significantly during 2020 and will likely continue to be volatile.

The market price of our common stock can be volatile and unpredictable. During the second quarter of 2020, our stock price fluctuated up and down. If a decline of our market capitalization were sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired which could result in a material non-cash charge and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain non-financial covenants with which we must comply. As of June 30, 2020, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2019 Form 10-K. During the six months ended June 30, 2020, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2019 Form 10-K, except for certain updates regarding our goodwill impairment assessment, which is described below, and our adoption of new guidance for credit losses effective January 1, 2020, which is described in Note 1. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2019 Form 10-K.

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

We evaluated the recent change in the market price of our common stock and considered whether there were any other events or circumstances that would more likely than not reduce the fair value of our reporting unit below its carrying value on a sustained basis, and concluded it was not more likely than not that the fair value of our reporting unit decreased below its carrying value, on a sustained basis. As a result, an interim impairment test was not considered necessary during the three and six months ended June 30, 2020.

If there were a decline in the market price of our common stock and our market capitalization, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value, on a sustained basis, then we may perform impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in a material non-cash charge and adversely affect our results of operations.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,
	2019	2020
Statements of Operations Data:
Revenue:
Product revenue	82.5%	84.2%
Service revenue	17.5	15.8
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55.5	55.2
Service cost of sales	10.4	9.2
Change in fair value of derivative warrants	—	(0.7)
Selling, general and administrative	24.8	28.2
Depreciation and amortization	17.4	20.1
Total operating expenses	108.1	112.0
Operating loss	(8.1)	(12.0)
Interest expense	(2.5)	(3.1)
Interest income	0.8	0.5
Other income, net	0.1	3.8
Loss from equity method investments	—	(0.8)
Loss before income taxes	(9.7)	(11.6)
Income tax expense	(0.1)	(0.1)
Net loss	(9.8)	(11.7)
Loss from noncontrolling interest	2.4	0.5
Net loss attributable to Clean Energy Fuels Corp.	(7.4)%	(11.2)%

Revenue. Revenue decreased by $12.4 million to $59.9 million in the three months ended June 30, 2020, from $72.3 million in the three months ended June 30, 2019. This decrease was primarily due to a decrease in volume-related revenue, a net decrease in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, and decreased construction sales, partially offset by AFTC revenue that did not exist in the second quarter of 2019.

Volume-related revenue, excluding the effect of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program, decreased by $14.1 million between periods, attributable to a decrease in gallons delivered, and a lower effective price per gallon delivered. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $(2.0) million, as we recognized an unrealized gain of $0.6 million in 2019 compared to an unrealized loss of $(1.5) million in 2020 (see Note 6 for more information).

Our effective price per gallon charged decreased by $0.08 per gallon to $0.58 per gallon in the three months ended June 30, 2020 compared to $0.66 per gallon in the three months ended June 30, 2019, excluding the effect of the change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon was due to decreases in natural gas prices and the fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $0.7 million between periods due to decreased construction activities.

AFTC revenue increased by $4.4 million between periods due to the absence of AFTC in the three months ended June 30, 2019. We recognized AFTC revenue for the vehicle fuel we sold in 2018 and 2019 in the three months ended December 31, 2019.

Cost of sales. Cost of sales decreased by $9.1 million to $38.6 million in the three months ended June 30, 2020, from $47.6 million in the three months ended June 30, 2019. This decrease was primarily due to a decrease in gallons delivered, a decrease in natural gas commodity costs due to the decrease in natural gas prices, and a $1.7 million decrease in the cost of station construction activities.

Our effective cost per gallon decreased by $0.04 per gallon to $0.38 per gallon in the three months ended June 30, 2020 from $0.42 per gallon in the three months ended June 30, 2019. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was due to decreases in natural gas prices and transportation costs.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, changed by $0.4 million to a gain of $0.4 million in the three months ended June 30, 2020, from a gain of $0.0 million in the three months ended June 30, 2019, due to a change in the estimated fair value. The warrants expired on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses decreased by $1.0 million to $16.9 million in the three months ended June 30, 2020, from $17.9 million in the three months ended June 30, 2019. This decrease was primarily driven by reduced activities and cost reductions due to the effect of COVID-19, including lower advertising and travel expenses.

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million to $12.1 million in the three months ended June 30, 2020, from $12.6 million in the three months ended June 30, 2019, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense in the three months ended June 30, 2020 was consistent with the three months ended June 30, 2019.

Other income, net. Other income, net increased $2.2 million from $0.1 million in the three months ended June 30, 2019 to $2.3 million in the three months ended June 30, 2020, primarily due to a gain recorded for the disposal of certain assets.

Loss from equity method investments. Loss from equity method investments increased $0.5 million, primarily due to the operating results of SAFE&CEC S.r.l. being negatively affected by the COVID-19 pandemic.

Income tax expense. Income tax expense increased in the three months ended June 30, 2020 from the three months ended June 30, 2019, primarily due to an increase in deferred taxes associated with goodwill which were partially offset by a reduction in the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended June 30, 2019 and 2020, we recorded a $1.7 million and $0.3 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 35.4% and 6.7% minority interest that was held by third parties during the 2019 and 2020 periods, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2019	2020
Statements of Operations Data:
Revenue:
Product revenue	85.4%	86.5%
Service revenue	14.6	13.5
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	63.0	54.7
Service cost of sales	7.9	8.1
Change in fair value of derivative warrants	1.1	—
Selling, general and administrative	24.2	24.1
Depreciation and amortization	16.7	16.4
Total operating expenses	112.9	103.3
Operating loss	(12.9)	(3.3)
Interest expense	(2.5)	(2.8)
Interest income	0.8	0.4
Other income, net	1.8	1.7
Loss from equity method investments	(0.3)	(0.2)
Loss before income taxes	(13.1)	(4.2)
Income tax expense	(0.1)	(0.1)
Net loss	(13.2)	(4.3)
Loss attributable to noncontrolling interest	2.4	0.8
Net loss attributable to Clean Energy Fuels Corp.	(10.8)%	(3.5)%

Revenue. Revenue decreased by $4.1 million to $145.9 million in the six months ended June 30, 2020, from $150.0 million in the six months ended June 30, 2019. This decrease was primarily due to a decrease in volume-related revenue, partially offset by a favorable change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, increased station construction sales and AFTC revenue that did not exist in the prior year period.

Volume-related revenue, excluding the impact of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program, decreased by $24.2 million between periods, attributable to a decrease in gallons delivered, and a lower effective price per gallon delivered. The impact to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $8.6 million, as we recognized an unrealized loss of $(4.4) million in 2019 compared to an unrealized gain of $4.2 million in 2020 (see Note 6 for more information).

Our effective price per gallon charged decreased by $0.11 per gallon to $0.64 per gallon in the six months ended June 30, 2020 compared to $0.75 per gallon in the six months ended June 30, 2019, excluding the effect of the change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG, CNG, LNG and any related RINs and LCFS Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon was due to decreases in natural gas prices and the fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales increased by $1.7 million between periods due to increased construction activities.

AFTC revenue increased by $9.8 million between periods due to the absence of AFTC in the six months ended June 30, 2019. We recognized AFTC revenue for the vehicle fuel we sold in 2018 and 2019 in the three months ended December 31, 2019.

Cost of sales. Cost of sales decreased by $15.0 million to $91.5 million in the six months ended June 30, 2020, from $106.4 million in the six months ended June 30, 2019. This decrease was primarily due to a decrease in gallons delivered, a decrease in natural gas commodity costs due to the decrease in natural gas prices, and a $0.4 million decrease in the cost of station construction activities.

Our effective cost per gallon decreased by $0.06 per gallon to $0.43 per gallon in the six months ended June 30, 2020 from $0.49 per gallon in the six months ended June 30, 2019. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was due to decreases in natural gas prices and transportation costs.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, changed by $1.6 million to a gain of $0.0 million in the six months ended June 30, 2020, from an expense of $1.6 million in the six months ended June 30, 2019, due to a change in the estimated fair value. The warrants expired on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses decreased by $1.2 million to $35.2 million in the six months ended June 30, 2020, from $36.4 million in the six months ended June 30, 2019. This decrease was primarily driven by reduced activities and cost reductions due to the effect of COVID-19, including lower advertising and travel expenses.

Depreciation and amortization. Depreciation and amortization decreased by $1.1 million to $24.0 million in the six months ended June 30, 2020, from $25.1 million in the six months ended June 30, 2019, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense increased by $0.3 million to $4.1 million in the six months ended June 30, 2020, from $3.7 million in the six months ended June 30, 2019. This increase was primarily due to an increase in outstanding indebtedness on the SG Facility between periods.

Other income, net. Other income, net decreased $0.3 million from $2.8 million in the six months ended June 30, 2019 to $2.5 million in the six months ended June 30, 2020. This decrease was primarily due to lower gains recorded from the disposal of certain assets.

Loss from equity method investments. Loss from equity method investments decreased $0.1 million between periods, due to improved operating results from MCEP.

Income tax expense. Income tax expense increased in the six months ended June 30, 2020 from the six months ended June 30, 2019, primarily due to an increase in deferred taxes associated with goodwill which were partially offset by a reduction in the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the six months ended June 30, 2019 and 2020, we recorded a $3.6 million and $1.1 million loss, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 35.4% and 6.7% minority interest that was held by third parties during the 2019 and 2020 periods, respectively.

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

Cash Flows

Cash provided by operating activities was $49.8 million in the six months ended June 30, 2020, compared to $8.8 million in the comparable 2019 period. The increase in cash provided by operating activities was primarily attributable to collection of 2018 and 2019 AFTC receivables, changes in working capital resulting from the timing of receipts and payments of cash, and the decrease in net loss in the six months ended June 30, 2020 from the comparable 2019 period, partially offset by $7.8 million used to terminate a contract between NG Advantage and BP.

Cash provided by investing activities was $43.6 million in the six months ended June 30, 2020, compared to $3.0 million provided by investing activities in the comparable 2019 period. The increase in cash provided by investing activities was primarily attributable to an increase in maturities and sales of short-term investments from the comparable period in 2019, partially offset by a decrease in proceeds from property and equipment disposals.

Cash used in financing activities was $63.2 million in the six months ended June 30, 2020, compared to $0.0 million provided by financing activities in the comparable 2019 period. The increase in cash used in financing activities was primarily attributable to an increase in repayment of debt instruments and finance lease obligations due to repayment of the 7.5% Notes and repurchases of common stock during the six months ended June 30, 2020, partially offset by a decrease in proceeds from debt instruments.

Capital Expenditures, Indebtedness and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new fueling stations; additions or other modifications to existing fueling stations; RNG production; debt repayments and repurchases; repurchases of common stock; purchases of CNG tanker trailers and natural gas heavy-duty trucks; maintenance of LNG production facilities; supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; financing natural gas vehicles for our customers; any investments in other entities; any mergers or acquisitions; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.

Our business plan originally called for approximately $18.0 million in capital expenditures for all of 2020. However, due to the impact of COVID-19, we reduced our anticipated capital expenditures for 2020 to $14.0 million for our core business. These planned capital expenditures primarily relate to the construction of CNG fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. We may also deploy capital for investments in RNG production. For the six months ended June 30, 2020, our capital expenditures were approximately $4.8 million, and we may not spend the full $14.0 million in 2020.

In addition, we previously anticipated that NG Advantage may spend as much as $12.8 million in 2020 for capital expenditures. However, due to the impact of COVID-19, we reduced NG Advantage’s anticipated capital expenditures to $2.0 million. These planned capital expenditures primarily relate to purchases of additional equipment in support of its operations and customer contracts; although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures. For the six months ended June 30, 2020, NG Advantage’s capital expenditures were approximately $1.5 million, and NG Advantage may not spend the full $2.0 million in 2020.

We had total indebtedness, consisting of our debt and finance leases, of approximately $40.4 million in principal amount as of June 30, 2020, of which approximately $3.4 million, $7.1 million, $7.2 million, $12.3 million, $10.1 million, and $0.3 million is expected to become due in 2020, 2021, 2022, 2023, 2024 and thereafter, respectively. We expect our total interest payment obligations relating to this indebtedness to be approximately $4.8 million in 2020, $3.3 million of which had been paid when due as of June 30, 2020. We plan to and are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $43.5 million as of June 30, 2020, of which approximately $2.7 million, $4.6 million, $3.7 million, $3.7 million, $3.7 million and $25.1 million is expected to become due in 2020, 2021, 2022, 2023, 2024 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $4.6 million drawn as of June 30, 2020.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of June 30, 2020, we had total cash and cash equivalents and short-term investments of $95.7 million, compared to $106.1 million as of December 31, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $31.3 million;
●	Two long-term natural gas purchase contracts with a take-or-pay commitment;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments;

●	One long-term natural gas sale contract with a fixed supply commitment along with a guaranty agreement; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of June 30, 2020, we had two long-term natural gas purchase contracts with a take-or-pay commitment, which require us to purchase minimum volumes of natural gas at index-based prices and expire in December 2020 and June 2022, respectively. Additionally, as of June 30, 2020, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

NG Advantage has entered into an arrangement with BP for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In June 2020, we paid BP $7.8 million to terminate a portion of the forgoing arrangement. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and BP in which we guarantee NG Advantage’s payment obligations to BP in the event of a default by NG Advantage under the supply arrangement, in an aggregate amount of up to $30.0 million plus related fees, which was reduced to $15.0 million effective June 24, 2020. Our guaranty is in effect until thirty days following our notice to BP of termination.

In addition, as of June 30, 2020, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $94.0 million of our cost of sales in 2019 and $35.5 million of our cost of sales for the six months ended June 30, 2020.

In October 2018, in support of our Zero Now truck financing program, we entered into two commodity swap contracts with Total Gas & Power North America, an affiliate of TOTAL S.A. (“TOTAL”) and Total Holdings USA Inc. (“THUSA”), for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators that participate in the Zero Now truck financing program.

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of June 30, 2020, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $4.9 million.

Foreign Currency Exchange Rate Risk

For the three months ended June 30, 2020, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2020, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million, net.

Interest Rate Risk

As of June 30, 2020, we had $4.6 million of debt that bears interest at a rate equal to LIBOR plus 1.30% per annum. Thus, our interest expense would fluctuate with a change in LIBOR. If LIBOR were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $46,000.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Beginning in December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, China and, over the next several months, spread throughout the world, including the United States, ultimately being declared a pandemic. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state and local governments to restrict normal daily activities, which resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, business limitations and shutdowns (subject to exceptions for certain essential operations and businesses, including our business). Although some of these governmental restrictions have since been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely impacted by the COVID-19 pandemic.

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue operating to the fullest extent possible. However, despite our essential designation and our continued operations, we are subject to various risk and uncertainties as a result of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:

●	a further delay in the adoption of natural gas as a vehicle fuel by heavy-duty trucks and/or a delay in expansion of natural gas as a vehicle fuel by existing customers;
●	a continued or further decrease in the volume of truck and fleet operations, including shuttles business at airports and trucking fleet operations at the Port of Los Angeles and Port of Long Beach, refuse services and lower-than-normal levels of public transportation generally, including LA Metro, which have resulted and may continue to result in decreased demand for natural gas as a vehicle fuel;
●	the impact of business disruptions on the production of natural gas vehicles and engines which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries;

●	depressed oil and diesel prices, especially relative to natural gas prices and for a prolonged period, which may decrease the price-related incentive for operators to adopt natural gas trucks; and
●	difficulty in securing necessary permits for new station construction due to shut-downs and reduced schedules at permitting agencies.

The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.  Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse effect of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of natural gas as a vehicle fuel. The market for natural gas as a vehicle fuel has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse and public transit, had slower volume and customer growth in 2018, 2019 and the six months ended June 30, 2020 that may continue. Moreover, adoption of and demand for the different types of natural gas vehicle fuel, including CNG, LNG and RNG (which can be delivered in the form of CNG or LNG), are subject to significant risks, including decreased LNG volumes in some markets in recent periods that may continue and may not be sufficiently offset by any increase in demand for RNG or CNG. If the market for natural gas as a vehicle fuel does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition and operating results would be harmed.

Factors that may influence the adoption of natural gas as a vehicle fuel, many of which are beyond our control, include, among others:

●	Lack of demand for natural gas trucks due to business disruptions and depressed oil prices related to the COVID-19 pandemic;
●	Adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles, including the new Advanced Clean Trucks regulation discussed below;
●	Perceptions about the benefits of renewable and conventional natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
●	Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
●	Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a vehicle fleet to natural gas over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers or drivers;

●	Natural gas vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
●	The development, production, cost, availability, performance, sales and marketing and reputation of natural gas engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;
●	Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of non-natural gas vehicle fuels or engines powered by these fuels;
●	The availability and effect of environmental, tax or other government regulations, programs or incentives that promote natural gas or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling conventional and renewable natural gas as a vehicle fuel, as well as the market prices for such credits;
●	Adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;
●	The effect of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels;
●	Emissions and other environmental regulations and pressures on crude oil and natural gas fueling stations and drilling, production, importing and transportation methods for these fuels; and
●	The other risks discussed in these risk factors.

In particular, in June 2020, the California Air Resources Board (“CARB”) adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California have zero-emissions. Before the Advanced Clean Trucks regulation can take effect in 2024, California must be granted a waiver from the Environmental Protection Agency to set stricter vehicle emissions standards than those of the federal government. There can be no assurance that this waiver will be granted. If the Advanced Clean Trucks regulation is permitted to take effect, it may slow or prevent the adoption by fleets and other commercial consumers of natural gas as a vehicle fuel, particularly in California. Moreover, as a result of the adoption of the Advanced Clean Trucks regulation, especially if it is permitted to take effect, other states have taken steps to enact similar regulations, thereby slowing or preventing the adoption of natural gas as a vehicle fuel in those states as well. If the Advanced Clean Trucks regulation takes effect in 2024, we expect that it may have material negative effects on our prospects, financial condition, results of operations and the trading price of our common stock.

We are dependent on the production of natural gas vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control.

Natural gas vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets and we have no influence over their activities. For example, Cummins Westport is the only natural gas engine manufacturer for the heavy-duty truck market in the United States, and this and other original equipment manufacturers currently produce a relatively small number of natural gas engines and vehicles for the U.S. and Canadian markets. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their natural gas engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation, and the supply of natural gas engines or vehicle product lines by these manufacturers may also be disrupted or delayed due to delays, restrictions or other business impacts related to the COVID-19 pandemic. The limited production of natural gas engines and vehicles increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their vehicles to natural gas. In addition, some operators have communicated to us that the first generation models of natural gas engines for heavy-duty trucks have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether or not to convert their fleets to natural gas. Further, the criteria pollutant (such as Oxides of Nitrogen (NOx)) reduction benefits of natural engines may degrade over time. The success of our business strategies and initiatives depends on sufficient availability and adoption of high-performing natural gas vehicles, and as a result, any production delays or failures by the third-party manufacturers of these vehicles or their engines could harm our results of operations, business and prospects.

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

We incurred pre-tax losses in 2017, 2018 and the six months ended June 30, 2020. During 2018, 2019 and the six months ended June 30, 2020, our results were positively affected by $26.7 million, $47.1 million, and $9.8 million of AFTC revenue, respectively.  We may incur losses in future periods and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former natural gas fueling compressor manufacturing business (which we combined with another company’s natural gas fueling compressor manufacturing business in the CEC Combination), our closure of certain fueling stations, our determination that certain assets were impaired as a result of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report and our 2019 Form 10-K. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote natural gas or other alternatives as a vehicle fuel, and their adoption, modification or repeal could negatively affect our business.

Our business is influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG, CNG and LNG as a vehicle fuel. These include various government programs that make grant funds available for the purchase of natural gas vehicles and construction of natural gas fueling stations, as well as the AFTC under which we generate revenue for our natural gas vehicle fuel sales made through the end of 2020 but which may not be available for vehicle fuel sales made after December 31, 2020, particularly if other legislative priorities result in insufficient focus on this program during upcoming congressional sessions. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate RINs and LCFS Credits by selling RNG, CNG and LNG as a vehicle fuel.

These programs and regulations, which have the effect of encouraging the use of RNG, CNG or LNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, would reduce the market for natural gas as a vehicle fuel and harm our operating results, liquidity and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including passing the Advanced Clean Trucks regulation in June 2020 and establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence of these or similar measures on our business and natural gas vehicle adoption in general remains uncertain, a focus by these groups on zero-emission vehicles over vehicles operating on natural gas adversely affects the market for natural gas vehicles and our business prospects.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of RINs and LCFS Credits depends on a number of factors, including the markets for RNG as a vehicle fuel and for these credits. The market for RNG as a vehicle fuel is subject to the same fluctuations and unpredictability that affect the market for natural gas vehicle fuel generally, which is discussed elsewhere in these risk factors. The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to fluctuations. For example, in 2019 market prices for RINs were as high as $1.90 and as low as $0.50; in the six months ended June 30, 2020 market prices for RINs were as high as $1.66 and as low as $0.80. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, or other conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. See the discussion under “Key Trends—Our Performance” in the MD&A in our 2019 Form 10-K for more information about this administrative review and its effects. Moreover, in the absence of programs that allow us to generate and sell RINs and LCFS Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all. Any such failure of our RNG business could have a significant negative effect on our performance, cash position and prospects.

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

NG Advantage’s business consists of transporting and selling CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects. NG Advantage transports CNG to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also transports CNG between pipelines for customers that desire to take advantage of commodity price differences.  NG Advantage faces unique risks, including among others:

●	It has a history of net losses and has incurred substantial indebtedness;
●	NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company. Recently, we have been the sole source of financing for NG Advantage, consisting of loans of $10.0 million and $26.7 million in the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, and a $5.0 million equity investment in the year ended December 31, 2018. If NG Advantage is not able to obtain financing from external sources, we will need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations;
●	It has considerable obligations under its arrangements with BP and other customers, and if NG Advantage fails to perform under such arrangements it would be subject to significant liquidated damages and we could be subject to significant cash liabilities pursuant to the terms of our guaranty agreement with NG Advantage and BP (see the disclosure under “Off-Balance Sheet Arrangements” in the MD&A in our 2019 Form 10-K for more information about this guaranty agreement);
●	The labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations;
●	NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents;
●	NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business;
●	NG Advantage has been targeted by environmental groups that may disrupt its activities; and
●	Many of the other risks discussed in these risk factors.

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

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties or otherwise adversely affect our business and ability to compete.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. For example, some communities and cities, like Berkeley, CA, have banned new natural gas hook-ups. In addition, in June 2020, California passed the Advanced Clean Trucks regulation, which seeks to have all new commercial vehicles sold in California have zero-emissions by 2045. See the discussion above under “Our success is dependent on the willingness of fleets and other consumers to adopt natural gas as a vehicle fuel, which may not occur in a timely manner, at expected levels or at all” for additional information. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.

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

These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others:

●	Difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner;
●	Diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities;
●	Failure to realize the anticipated synergies or other benefits of a transaction or relationship;
●	Failure to identify all of the operating problems, liabilities, shortcomings or other challenges associated with a company or asset we may partner with, invest in or acquire, including issues related to regulatory compliance practices, revenue recognition or other accounting policies, intellectual property rights, employee, customer or vendor relationships, or differing business strategies, approaches, cultures or goals;
●	Risks of entering new customer or geographic markets in which we may have limited or no experience, including, among others, challenges satisfying differing customer demands and preferences and complying with differing laws and regulations, as well as risks related to political and economic instability in some regions, trade restrictions or barriers and currency exchange or repatriation uncertainties;
●	Potential loss of an acquired company’s or partner’s key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets (and their associated revenue streams), employees or customers in the event of a divestiture or other strategic transaction;
●	Risks associated with any joint venture or other collaboration relationship we may pursue, including as a result of our relinquishing of some degree of control over the assets, technologies or businesses that are the subject of the joint venture or collaboration, or as a result of our partners having business goals and interests that are not aligned with ours or being unable or unwilling to fulfill their obligations in the relationship;
●	Incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, and any inability to generate sufficient revenue from the transaction or relationship to offset such costs;
●	Possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire; and
●	The occurrence of many of the risks described above if we fail to accurately predict trends in our key markets, which could lead us to neglect opportunities that ultimately capitalize on these trends or, conversely, pursue transactions that do not best serve our markets or customers over the long term.

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

Following our issuance and sale of our common stock to Total Marketing Services, S.A. (“TMS”), a wholly owned subsidiary of TOTAL, in June 2018, TOTAL holds approximately 25% of our outstanding shares of common stock and the largest ownership position of our Company. In addition, TOTAL was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. TOTAL or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. TOTAL, however, may have interests that differ from yours and may vote or otherwise act in ways with which you disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms you and other stockholders may not find favorable or at a time when you and other stockholders may prefer not to sell.

Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options and restricted stock units may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option and restricted stock unit agreements or if such shares have been registered under the Securities Act. For instance, we filed a registration statement with the SEC to cover the resale of the 50,856,296 shares of our common stock issued and sold to TMS, which registration statement was declared effective in August 2018. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others:

●	The factors that may influence the adoption of natural gas as a vehicle fuel, as discussed elsewhere in these risk factors;
●	Our ability to implement our business plans and initiatives, such as our Zero Now truck financing program, and their anticipated, perceived or actual level of success;
●	Failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community;
●	The market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions;
●	The amount of and timing of sales of, and prices for, RINs and LCFS Credits;
●	Actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, natural gas;
●	Changes in political, regulatory, health, economic and market conditions;
●	Changes to our management, including officer or director departures, replacements or other changes;
●	Our issuance of additional shares of our common stock (or securities convertible into or exchangeable for our common stock);
●	A change in the trading volume of our common stock; and
●	The other risks described in these risk factors.

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

The following table summarizes the share repurchase activity during the three months ended June 30, 2020 (in thousands, except share and per share amounts):

				Approximate
				Dollar Value
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
April 1, 2020 through April 30, 2020	1,857,782	$1.76	1,857,782	$22,543
May 1, 2020 through May 31, 2020	775,906	$2.07	775,906	$20,939
June 1, 2020 through June 30, 2020	668,362	$2.20	668,362	$19,472
Total	3,302,050	$1.92	3,302,050	$19,472

(a) Exclusive of fees and commissions.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Clean Energy Fuels Corp.’s Current Report on Form 8-K filed with the SEC on May 18, 2020).
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
32.1**

Certification of Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2020;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2020;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2020;
(v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2020; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 6, 2020	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)