Form 10-K
period 2020-12-31
Clean Energy Fuels Corp.
filed 2021-03-09
CIK 1368265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320,768,899. The treatment of persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

As of March 3, 2021, there were 199,221,936 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this report.

Clean Energy Fuels Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. The absence of these words, however, does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things, our future financial and operating performance, our growth strategies, including expectations regarding our delivery and sales of renewable natural gas and sale of U.S. federal, state and local government credits, and anticipated trends in our industry and our business.

The preceding list is not intended to be an exhaustive list of all of the topics addressed by our forward-looking statements. Although the forward-looking statements we make reflect our good faith judgment based on available information, they are only predictions of future events and conditions. Accordingly, our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by our forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in Item 1A. Risk Factors of this report, as such factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face. Nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as guarantees of future events or conditions.

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

We own registered or unregistered trademark or service mark rights to Clean Energy™ and Clean Energy Renewables™. Although we do not use the “®” or “™” symbol in each instance in which one of our trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I

Item 1.   Business.

Overview

Clean Energy Fuels Corp., a Delaware corporation, is a leading renewable energy company focused on the procurement and distribution of renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for the United States and Canadian transportation markets.  RNG, which is delivered as either CNG or LNG, is created by the recovery and processing of naturally occurring, environmentally detrimental waste methane (“biogas”) from non-fossil fuel sources - such as dairy and other livestock waste and landfills - for beneficial use as a replacement for fossil-based transportation fuels. Methane is one of the most potent climate-harming greenhouse gasses (“GHG”) with a comparative impact on global warming that is about 25 times more powerful than that of carbon dioxide. We are focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from our own projects or from third parties) to our customers in the heavy and medium -duty commercial transportation sector. We have participated in the alternative vehicle fuels industry for over 20 years and believe we are the largest U.S. provider of RNG for commercial transportation. We are in a unique position because the valuable Environmental Credits (as defined below) are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we have access to more dispensers than any other market participant.

We believe we were the first organization to supply RNG for vehicle fuel use in the U.S., and sales of our RNG for such purpose have increased from 13.0 million gasoline gallon equivalents (“GGEs”) in 2013 to 153.3 million GGEs in 2020. Overall, we are also the country’s leading provider of the cleanest fuels for the commercial transportation market, based on both the number of stations we operate and the amount of GGEs delivered of RNG, CNG and LNG, which amounted to a total of 382.5 GGEs in 2020.  With the Company’s focus on RNG, our sales of RNG have grown from 12% of our vehicle fuel sales in 2013 to 74% of our vehicle fuel sales in 2020. We believe that during 2020 we provided 61% and 45% of the RNG used for transportation fuel in California and the United States, respectively.

As a comprehensive clean energy solutions provider, we also design and build, as well as operate and maintain (“O&M”), public and private vehicle fleet customer stations in the United States and Canada; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell our fuels via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel; and obtain federal, state and local tax credits, grants and incentives. We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for our vehicle fuels for the foreseeable future.

Commercial transportation, including heavy-duty trucking, generates a significant portion of the emissions of overall carbon dioxide and other climate-harming GHGs, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing the overall global GHG emissions. According to the Global Carbon Project’s Global Carbon Budget published in December 2019, 36.6 billion metric tons of carbon dioxide were emitted globally in 2018, of which 7.0 billion metric tons, or 19%, came from the transportation sector. There is a global demand for reducing GHG emissions, as evidenced by 96% of the world’s countries having committed to the Paris Agreement according to The United Nations Framework Convention in Climate Change, 86% of S&P 500 companies focusing on sustainability metrics, including GHG emissions, according to the Governance & Accountability Institute’s Flash Report published on May 16, 2019 and 81% of global respondents from The Conference Board Global Consumer Confidence Survey, conducted in collaboration with Nielsen and published on September 11, 2018, indicating they want companies to better address environmental issues.

Biogas, the primary source of RNG, is produced by microbes as they break down organic matter in the absence of oxygen. Our sources of commercial scale biogas are anaerobic digester gas (“ADG”), which is produced inside an airtight tank used to breakdown organic matter such as dairy and other livestock waste, and landfill gas (“LFG”), which is produced by the decomposition of organic waste at landfills.

Given the potential growth and positive environmental impact of RNG, our mission is to obtain as much RNG supply as possible. To that end we are pursuing development and ownership of dairy and other livestock waste ADG projects on our own and with partners including Total S.E. (“Total”) and BP Products North America (“bp”).  Further, we enter long-term RNG supply offtake agreements with well-known third parties that own RNG production facilities.  Because our business transforms waste methane into a renewable source of energy, our RNG generates valuable Environmental Credits under federal and state initiatives.

Depending on the source, the California Air Resources Board (“CARB”) has determined that RNG can have a significantly negative carbon intensity score, enabling our customers to achieve a net carbon negative emissions profile.

California Air Resources Board “Current Fuel Pathways” 2018 – 2020 (5th-95th percentile)

At present, we believe the best use of RNG is as a replacement for fossil-based fuel in the transportation sector.  We deliver RNG to the transportation market through 540 fueling stations we own, operate or supply in 39 states and the District of Columbia in the U.S., including over 200 stations in California. Critically, to generate valuable Environmental Credits the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2020, we serve over 1,000 fleet customers operating over 48,000 vehicles on our fuels. We believe we are the only company in the U.S. that provides RNG vehicle fuel at scale in California and nationally.

Longer term, we expect to also be able to provide hydrogen fuel to vehicle fleets.  As operators deploy more hydrogen powered vehicles, we can modify our fueling stations to reform our RNG and deliver clean hydrogen to customers.  We also have the capability to add electric vehicle charging at our station sites, and we believe our RNG can be used to generate clean electricity to power electric vehicles.

Our Principal Products, Services and Other Business Activities

Our principal products, services and other business activities are described below. Information about the revenue we receive from these activities is discussed in this report in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

RNG, CNG and LNG Sales.

●	Unlike other renewables, RNG is easily stored, distributed, and replenished. RNG can be injected into the existing natural gas distribution network and delivered to vehicle fuel stations and liquefaction facilities. While other sources of green and renewable energy require significant infrastructure buildout to be implemented, RNG is affordably and easily used in existing infrastructure and vehicles today. Further, CARB has determined that RNG holds the lowest carbon intensity of any on-road vehicle fuel, including fully renewable electric from solar and wind.
●	CNG is RNG or conventional natural gas that is compressed and dispensed in gaseous form. CNG is typically delivered by obtaining RNG or conventional natural gas from the pipeline and then compressing and storing it at a fueling station and dispensing it directly into a vehicle. Our CNG vehicle fuel sales are made primarily through contracts with our customers or on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects to industrial and institutional energy users that do not have direct access to pipelines. NG Advantage also has the capability to transport RNG from production facilities to pipeline injection sites using its fleet of 113 high-capacity trailers.
●	LNG is RNG or conventional natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third-party suppliers. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we refer to as the “Boron Plant” and the “Pickens Plant,” respectively. In 2020, we purchased 9.8% of our LNG from third-party suppliers, and we produced the remainder of our LNG at our plants. We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers and through our network of public access fueling stations. We deliver LNG with our fleet of 74 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts and on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in rocket propulsion and oil fields, and for utility, industrial, marine and rail applications.

Sales of Environmental Credits.   We generate Environmental Credits consisting of Renewable Identification Numbers (“RINs” or “RIN Credits”), as well as credits under the California and Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”), when we sell RNG for use as a vehicle fuel in the United States, California, and Oregon, respectively.  We sell these Environmental Credits to third parties who must comply with federal and state emissions requirements. Generally, the amount of Environmental Credits we generate increases as we sell higher volumes of RNG as a vehicle fuel. The number of Environmental Credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods (for example,  in 2020 market prices for RINs were as high as approximately $2.13 and as low as approximately $0.80), any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.

O&M Services.   We perform maintenance service on Clean Energy-owned and customer-owned fueling stations. Our maintenance program is backed by nearly 200 company employed service technicians and support personnel, an in-house 24/7 remote monitoring center, technician training center, computerized maintenance management system and inventory warehouses throughout the United States and Canada. For maintenance services we generally charge a fixed fee or per gallon fee based on volume of fuel dispensed at the station.

Station Construction and Engineering.    We design and construct fueling stations and sell or lease some of these stations to our customers. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 430 natural gas fueling stations.

Grant Programs.    We apply for and help our fleet customers apply for federal, state and local grant programs in areas in which we operate. These programs can provide funding for vehicle purchases, fueling station construction and vehicle fuel sales.

Our Company’s Sustainability Program

Our vision is to deliver renewable transportation fuel for a cleaner, safer, more equitable tomorrow. We have a bold program, supported by ambitious goals to drive progress across three key pillars: fueling the transition to renewable energy in transportation, building the workforce for the future of renewable energy, and advancing smart policies that drive the transformation to zero carbon fuels.

Fueling Transportation’s Transition to Renewable Energy.

The fuel we provide enables our customers to transition from diesel to a solution with significantly lower GHG emissions and air quality impacts today. We are committed to pushing ourselves and our partners further by helping to produce and distribute 100% RNG fuels, which can have a negative net emissions profile. We are also committed to doing our part to reduce our own emissions across our operations and supply chain.

Building the Workforce for the Future of Renewable Energy.

At Clean Energy we have always had a strong focus on employee and contractor safety and strive to be a zero-incident workplace for our service technicians and staff, as well as our customers using our facilities. Looking towards the future, we will continue to focus on employee recruitment, retention, and engagement, with a specific emphasis on diversity, equity, and inclusion in all areas of our company. It is important that we maintain a diverse and inclusive workforce and supplier base that is reflective of the communities in which we operate. We acknowledge the lack of diversity in the energy sector and strive to be part of the solution. We are committed to building a diverse and inclusive leadership team and workforce.

Advancing Smart Policies that Drive the Transformation to Zero Carbon Fuels.

Widespread change will be necessary across all industries to achieve our collective climate goals. We recognize that some physical climate impacts are unavoidable in the near-term and that the transition to a low carbon economy may bring new risks to our business. We also recognize that natural gas extraction and processing causes environmental and social impacts that must be appropriately managed. By investing in the energy transition, our aim is to reduce our own risks and providing lasting benefits to society. To enable lasting change we must ensure the adoption of performance-driven state and federal policies that accelerate the shift from diesel and other transportation fuels with high GHG emissions and negative air quality impacts to zero net carbon emission transportation fuels. We are also committed to contributing to quality of life improvement and economic development in the communities where we conduct business, many of which are disadvantaged communities that suffer from poor air quality due to the use of transportation fuels, including diesel, that have high GHG emissions and significantly negative air quality impacts.

Earn Stakeholder Trust.

To realize our ambitious goals we are building trusted partnerships with our stakeholders. We strive to act ethically and responsibly in all aspects of our business, seeking to meet expectations related to human rights, labor standards, air quality, water stewardship, operational energy efficiency, biodiversity and land use, disaster preparedness, business ethics, and other material topics.

Market Opportunity

Increasing Demand for RNG

Demand for RNG produced from biogas is significant and growing in large part due to an increased focus by the U.S. public and investors, as well as federal, state, and local regulatory authorities, on reducing the emission of GHG, such as methane. According to the U.S. Environmental Protection Agency (“EPA”), methane is a significant GHG, which accounted for roughly 9.5% of all U.S. GHG emissions from human activities in 2018 and which has a comparative impact on global warming that is about 25 times more powerful than that of carbon dioxide. Biogas processing facilities substantially reduce methane emissions at livestock farms and landfills, which together accounted for approximately 27% of U.S. methane emissions in 2018 according to the EPA.

Over the past decade we have seen the transportation sector be the fastest growing end market for RNG, where RNG is used as a replacement for fossil-based fuel. This growth has been principally driven by increased focus on reducing GHGs, as well as Environmental Credits to support the production of renewable transportation fuels.  According to NGV America, a national organization dedicated to the development of a growing, profitable, and sustainable market for vehicles powered by RNG, from 2015 to 2020, “RNG use as a transportation fuel…increased 291%, displacing close to 7.5 million tons of carbon dioxide equivalent.”  Further, RNG engines now commercially available for heavy-duty, regional-haul, refuse, transit, and vocational applications have been certified to satisfy CARB’s optional low nitrogen oxide (“NOx”) emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming NOx than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in the U.S.

Given public and investor calls for, and U.S. federal, state, and local regulatory trends and policies aimed at, reducing GHG emissions, we expect continued regulatory support for RNG as a replacement for fossil-based fuels and therefore continued and growing demand for RNG in the foreseeable future.

Increasing Vehicle Availability

RNG is a replacement for fossil-based fuel consumed by vehicles that use internal combustion engines like those used in gasoline- or diesel-powered vehicles. Virtually any car, truck, bus, or other vehicle is capable of being manufactured to run on RNG.  Many types and models of heavy- and medium-duty RNG vehicles and engines are available in the U.S., including, among others, long-haul tractors, refuse trucks, regional tractors, transit buses, ready-mix trucks, delivery trucks, vocational work trucks, school buses, shuttles, pickup trucks and cargo and passenger vans.

More broadly, many companies are developing and commercializing hydrogen and electric commercial vehicles, particularly as the commercial transportation sector increasingly shifts toward low-emission, zero-emission, or carbon neutral vehicle solutions.  Cummins, Daimler, Dana, Navistar, PACCAR, Volvo, XOS, Tesla and Nikola have announced their plans to bring long-haul Class 8 commercial hydrogen- and battery- powered vehicles to the market over the coming years.

Availability of Long-Term Feedstock Supply

Biogas is collected and processed to remove impurities for use as RNG and injected into existing natural gas pipelines. RNG is fully interchangeable with and chemically identical to conventional natural gas. Common sources of biogas include livestock farms, landfills, and wastewater resource recovery facilities (“WRRFs”).

Livestock- and landfill-sourced biogas represent a significant opportunity to produce RNG and reduce GHG emissions. Although LFG has accounted for most of the growth in biogas projects to date, biogas from dairy and other livestock farm waste represents significant opportunities for RNG production that remain largely untapped. According to ICF Consulting, Inc., the global consulting services company, by 2040, the U.S. has the technical potential annually to produce up to 34.4 billion GGEs of RNG, including up to 20.6 billion GGEs of ADG RNG.

All-in prices paid for RNG from livestock farms can be significantly higher than prices for RNG from landfills due to higher value available from state-level low-carbon fuel incentives for these projects. Given our market leadership in RNG, we believe we are well-positioned to take advantage of this market.

Total Joint Venture

On March 3, 2021, we entered an agreement (“Total JV Agreement”) with Total that created a 50/50 joint venture (“Total JV”) to develop ADG RNG production facilities in the United States. The Total JV Agreement contemplates that the Total JV will invest up to $400 million of equity in production projects, and Total and the Company each committed to initially provide $50 million for the Total JV. Pursuant to the Total JV Agreement, the Company and Total have given the Total JV a limited right of first opportunity to invest in ADG RNG projects they respectively originate. To fund our equity in the Total JV, we have the option to borrow $20 million from Société Générale pursuant to the term credit agreement described below under “Key Customer Markets – Zero Now.”

bp Joint Venture

On December 18, 2020, we entered a Memorandum of Understanding (“MOU”) with bp pursuant to which we and bp intend to create a joint venture (“bpJV”) that will develop, own, and operate ADG RNG production facilities.  We and bp plan to share 50/50 control of the bpJV, we will have the option to contribute up to 50% of the bpJV’s capital, and 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to our existing marketing agreement with bp.

Contemporaneous with the execution of the MOU, we and bp executed a loan agreement whereby bp advanced $50 million to us to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights (“Preformation Costs”). We expect that all unpaid principal and accrued interest outstanding under the loan agreement will be contributed to the bpJV, provided that if the bpJV is not formed by April 30, 2022, we are obligated to immediately repay all the outstanding principal and accrued interest, less 50% of the Preformation Costs within five days of April 30, 2022. The outstanding principal amount of the loan accrues interest at the rate per annum equal to LIBOR plus 433 basis points; interest payable under the loan is offset by bp’s obligation to pay us a monthly management fee of $0.2 million pursuant to the MOU.

Use of Environmental Credits to Promote RNG Growth

When used as a transportation fuel, RNG can generate additional revenue streams through Environmental Credits. These Environmental Credits are provided for under a variety of programs, including the national Renewable Fuel Standards, or RFS, and state-level Low Carbon Fuel Standard, or LCFS, programs.

The RFS program requires transportation fuel to contain a minimum volume of renewable fuel. To fulfill this regulatory mandate, the EPA obligates refiners and importers (“Obligated Parties”) to blend renewable fuel with standard fuel to meet renewable volume obligations (“RVOs”). Obligated Parties can comply with RVOs by either blending RNG into their existing fuel supply or purchasing Renewable Identification Numbers, or RINs. RINs are generated when eligible renewable fuels are produced or imported and blended with a petroleum product for use as a transportation fuel. The RFS program has been a key driver of growth in the RNG industry since 2014 when the EPA ruled that RNG, when used as a transportation fuel, would qualify for D3 RINs (for cellulosic biofuels), which are generally the most valuable among the four categories of RINs. In 2020, we generated 45% of all D3 RINs in the U.S.

The monetization of RNG also benefits from low-carbon fuel initiatives at the state-level, specifically from established programs in California and Oregon. California’s LCFS (“CA LCFS”) program requires fuel producers and importers to reduce the carbon intensity (“CI”) of their products, with goals of a 10% reduction in carbon emissions from 1990 levels by 2020 and a 20% reduction by 2030. CARB awards CA LCFS credits to RNG projects based on each project’s CI score relative to the target CI score for gasoline and diesel fuels. The CI score represents the overall net impact of carbon emissions for each RNG pathway and is determined on a project-by-project basis. Because our business involves the capture and transformation of waste methane into a renewable source of energy, our customers are able to significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities.  Further, CARB calculates that RNG produced by livestock farms as carbon negative, generating substantial incremental CA LCFS credits.  Multiple other states, including New York, Washington, New Mexico, and Colorado, are considering LCFS initiatives like those implemented in California and Oregon. In 2020, we generated 37% of all LCFS credits under Bio-CNG and Bio-LNG pathways in the CA LCFS.

Our Strategy

We aim to maintain and increase our position as the leading provider of RNG to the commercial vehicle market in the U.S., and our goal is to deliver 100% RNG to our entire fueling infrastructure by 2025. We support this objective through a multi-pronged strategy of:

●	promoting the reduction of GHG emissions and expanding the use of renewable fuels to displace fossil-based fuels;
●	increasing supply of RNG through the development of new project investment opportunities, expanding our existing supplier portfolio, and leveraging our existing fuel network and customer relationships;
●	empowering our customers to achieve their sustainability and carbon reduction objectives;
●	exploiting our management expertise; and
●	utilizing our environmental, health and safety and compliance leadership.

Promoting the Reduction of Methane Emissions and Expanding the Use of Renewable Fuels to Displace Fossil-Based Fuels.

We share the renewable fuel industry’s commitment to providing sustainable renewable energy solutions and to offering products with high economic and ecological value. By simultaneously replacing fossil-based fuels and reducing overall methane emissions, our business has a substantial positive environmental impact. We are committed to the sustainable development, deployment, and utilization of RNG to reduce the country’s dependence on fossil fuels.  In addition to its methane emission benefits, the increased production and use of RNG has several other environmental benefits. Anaerobically digested livestock waste produces significantly less odor than conventional storage and land application systems. The odor of stored livestock waste mainly comes from volatile organic acids and hydrogen sulfide, which has a “rotten egg” smell. In an anaerobic digester, volatile organic compounds are reduced to methane and carbon dioxide, which are odorless gases. The volatized fraction of hydrogen sulfide is captured with the collected ADG and destroyed.  Anaerobic digestion provides several water quality and land conservation benefits as well. Digesters, particularly heated digesters, can destroy more than 90% of disease-causing bacteria that might otherwise enter surface waters and pose a risk to human and animal health. Digesters also reduce biochemical oxygen demand (“BOD”). BOD is one measure of the potential for organic wastes to reduce dissolved oxygen in natural waters. Because fish and other aquatic organisms need minimum levels of dissolved oxygen for survival, farm practices that reduce BOD protect the health of aquatic ecosystems. In addition to protecting local water resources, implementing anaerobic digesters on livestock facilities improves soil health. Adding digestate to soil increases the organic matter content, reduces the need for chemical fertilizers, improves plant growth and alleviates soil compaction. Further, digestion converts nutrients in manure to a more accessible form for plants to use. The risks of water and soil contamination from flooding of open lagoons are also mitigated by digesters.

Increasing Supply of RNG through the Development of New Project Opportunities, Expanding Our Existing Supplier Portfolio, and Leveraging our Extensive Fueling Station Network and Customer Relationships.

In our view, the market has not yet unlocked the full potential of RNG.  We believe we were the first to deliver RNG to the commercial vehicle fuels market, have the most extensive RNG fueling infrastructure and customer relationships, and our stations and customer relationships allow us to obtain and deliver substantially more RNG to vehicle operators than any other participant in the market.  This is important because RNG must be placed in vehicle fuel tanks to generate the valuable Environmental Credits.

Dependable and economic sources of RNG are critical to our success. We continue to leverage our relationships built over the past several decades to identify and execute new RNG project development and supply offtake opportunities.

These come from our relationships with feedstock owners and project developers who value our long operating history, strong reputation in the industry and unmatched access to fueling infrastructure and vehicle operators for certainty of Environmental Credit generation. Based on the foregoing, we believe that we are presented with nearly every material development, supply and distribution opportunity in the market.

We exercise financial discipline in pursuing projects by targeting project returns that are in line with the relative risk of the specific projects and associated feedstock costs and any related attributes that can be monetized. We also support third parties that own RNG production facilities by entering long-term RNG supply offtake agreements.  As these facility owners expand their operations, we provide additional access to our fueling infrastructure and customer relationships.

As of December 31, 2020, we obtain RNG from over 30 supply sources. We believe that we have one of the largest and most diverse supply portfolios in the RNG industry, which allows us to provide certainty of RNG supply to our vehicle operator customers.

In our view, all the foregoing gives us a competitive advantage relative to existing and new market entrants.

Empowering our customers to achieve their sustainability and carbon reduction objectives.

In November 2021, global leaders will meet in Glasgow for the United Nations Climate Change Conference (COP26) to draw up a successor plan to the Paris Agreement. With evidence indicating that the Paris Agreement targets may fall short of limiting global warming to 1.5°C, governments and regulators globally face mounting public pressure to address the threat of climate change. President Biden has already issued an executive order for the United States to re-join the Paris Agreement and key investors have made climate change risk management a key priority: BlackRock has stated in its 2021 stewardship expectations guidelines that “[t]he events of [2020] have intensified our conviction that sustainability risk—and climate risk in particular—is investment risk” and plans to expand its engagement to the over 1,000 companies that are responsible for producing 90% of GHG emissions in its investment portfolio. Similarly, in his letter to boards, Cyrus Taraporevala, State Street’s CEO and President, said the asset manager will be elevating its focus on climate risk, noting that ahead of COP26, “policymakers are assessing progress on climate change action . . . many jurisdictions are signaling their intentions to make climate risk disclosure mandatory.” Vanguard has determined that “it is critical that public company boards fully understand and own climate-related risks.”

We are uniquely positioned to empower our customers to achieve their sustainability and carbon reduction goals.  Because our business involves the capture and transformation of waste methane into a renewable source of energy, we believe our customers can significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities.  Further, our RNG is available today to reduce climate harming GHG and meet sustainability objectives and at a cost to customers that is very competitive to other fuels like diesel. We also assist our customers in their transition to cleaner transportation fuels by helping them obtain federal, state and local tax credits, grants and incentives, providing vehicle financing, including through our Zero Now and Chevron Adopt-a-Port programs, engineering and constructing fueling stations, and facilitating customer selection of vehicle specifications that best meet their needs.

Management Expertise

Our management team has decades of combined experience in the alternative vehicle fueling industry.  We believe our team’s proven track record in alternative vehicle fuels and focus on RNG gives us a strategic advantage in continuing to grow our business profitably. Our diverse experience and integration of key technical, environmental, and administrative support functions, along with our first-to-market advantage, further our ability to successfully delivery RNG to the commercial vehicle fuels market.

Environmental, Health and Safety and Compliance Leadership

Our executive team places the highest priority on the health and safety of our staff and third parties, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our partners and customers. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performing environmental health and safety (“EHS”) audits and using technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure that our commitment to high EHS standards is shared by our subcontractors. For 2020, excluding one incident related to COVID-19, our Total Recordable Incident Rate (“TRIR”) was 1.43, which is lower than the 2019 national average of 3.00 TRIR for all industries. As of December 31, 2020, we have not received any U.S. Occupational Health and Safety Administration (“OSHA”) or state OSHA citations in the last five years.

How We Generate Revenue

We generate revenue from selling RNG and conventional natural gas as a vehicle fuel, as well as selling the associated Environmental Credits.  RNG made up 74% of our vehicle fuel sales in 2020, and we expect 100% of our vehicle fuel sales to be RNG by 2025.  While RNG has the same chemical composition as natural gas from fossil sources, it has unique Environmental Credits assigned to it due to its origin from low- and negative-carbon, renewable sources.  The Environmental Credits that we sell are composed of RINs and state low-carbon fuel credits, including CA LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel.

In addition to revenues generated from sales of RNG and conventional natural gas as a vehicle fuel and Environmental Credits, we also generate revenues by providing O&M services for public and private RNG, natural gas and hydrogen vehicle fleet customer stations; selling and servicing compressors and other equipment used in RNG production and at RNG, natural gas and hydrogen stations; and obtaining federal, state and local tax credits, grants and incentives.

We are experts in the engineering, design and construction of fueling stations.  When we build stations for customers, we charge construction, other fees, or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 430 fueling stations. We use a combination of custom designed and off-the-shelf equipment to build fueling stations.

●	Equipment for RNG stations consists of compressors, storage tanks, and dispensers.
●	As operators deploy hydrogen-powered vehicles, we can modify our fueling stations and build additional stations to dispense clean hydrogen produced from our RNG. The equipment for hydrogen stations includes hydrogen reformers, compressors, storage tanks and dispensers, provided that the cost of adding hydrogen fueling may be significant.
●	We also have the capability to add high speed level 3 electric vehicle charging at our station sites, and our RNG can be used as a clean resource to power electric vehicles via on-site generation and/or routing to the electric grid serving our stations, provided that the cost of adding electric vehicle charging capacity may be significant.

Key Customer Markets

We serve customers in a variety of markets, including trucking, airports, refuse and public transit. We believe these customer markets are well-suited for the adoption of RNG and other alternative vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. During the years ended December 31, 2018, 2019 and 2020, no single customer accounted for 10% or more of our total revenue.

Trucking

We believe heavy-duty trucking represents the greatest opportunity for RNG and other alternatives to be used as a vehicle fuel.  We estimate there are over 15 million heavy-duty trucks operating in the U.S. using over 22 billion gallons of diesel fuel each year.  As of December 31, 2020, we provided our fuels to over 4,000 heavy-duty trucks.  Because these high-mileage vehicles consume substantial amounts of fuel, operators can derive significant benefits from the carbon and GHG reductions associated with our vehicle fuels. We are focused on fueling more heavy-duty trucks, and many well-

known shippers, manufacturers, retailers and other truck fleet operators have started to use RNG fueled trucks to move their freight, including among others Amazon, Pepsi Frito-Lay, FedEx, Anheuser-Busch, USPS, UPS, Kroger, KeHe Distributors, Kenan Advantage Group, and Estes Express.

Zero Now

To help facilitate the transition of trucking fleets to our fuels, we have launched the Zero Now truck financing program, which is intended to increase the deployment of the commercially available RNG heavy-duty trucks in the U.S. The Zero Now program generally involves the following:

●	One or more truck leasing or finance companies lease or sell RNG heavy-duty trucks to vehicle fleets pursuant to lease or sale agreements with the fleet operators and with us, providing for periodic payments by the fleet operators of amounts equal to the payments that will be made for the lease or purchase of an equivalent truck that operates on diesel fuel, and providing for payment by us of the incremental cost of the RNG truck over and above the diesel-equivalent truck; and
●	The fleet operators participating in the program enter into fueling agreements with us, under which the operators agree to purchase from us, and we agree to supply, minimum monthly volumes of RNG at prices (which are lower than diesel prices per GGE) to operate the trucks leased or purchased in the program and allow us to recoup our payment of the incremental cost of the RNG trucks.

We have entered into the following agreements to implement the Zero Now program:

●	In January 2019, we entered into a term credit agreement with Société Générale (“SG”), as lender, under which we are permitted to draw, from time to time, through the beginning of January 2022, up to an aggregate of $100.0 million to satisfy our payment obligations for the incremental cost of RNG trucks under the truck lease or sale agreements described above; and
●	In January 2019, we entered into a credit support agreement with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of Total (which indirectly through another of its subsidiaries, holds approximately 25% of our outstanding common stock), pursuant to which THUSA has guaranteed our obligations under the term credit agreement with SG. In consideration for such guaranty, we have agreed to pay to THUSA a quarterly fee at a rate per annum equal to 10% of the average amount owed by us under the term credit agreement during the preceding quarter.

In addition, we are supporting the growth of the RNG heavy-duty truck market through commodity swap arrangements under which we have locked in a discount price to diesel for customers fueling with us; our negotiation of favorable fuel tank pricing from manufacturers, which we are passing along to our customers; and our network of truck-friendly fueling stations (we refer to this network as “America’s Natural Gas Highway” or “ANGH”), which we have built in key locations nationwide. Many existing ANGH stations are located at Pilot Travel Centers, the largest truck fueling operator in the United States.

Chevron Adopt-a-Port Program

In 2020, we partnered with Chevron on Adopt-a-Port, an initiative that provides truck operators serving the ports of Los Angeles and Long Beach with RNG to reduce emissions. For its part, Chevron provides funding for Adopt-a-Port and supplies RNG to Clean Energy stations near the ports. Chevron’s funding allows truck operators to subsidize the cost of buying new RNG-powered trucks. We manage the program, including offering fueling services for qualified truck operators.  Truck operators participating in the program, which supports the ports’ Clean Trucks Program and Clean Air Action Plan, fuel at our stations supplied with Chevron RNG.  Importantly, Adopt-a-Port provides a meaningful air quality improvement for the adversely-impacted communities around the port – such communities typically have the worst air quality in the nation. As of December 31, 2020, customers had ordered 141 trucks under Adopt-a-Port, and we expect at least 310 additional trucks to be ordered in 2021.

Airports

We estimate that vehicles serving airports in the United States, including airport delivery fleets, rental car and parking passenger shuttles and taxis, consume an aggregate of approximately two billion gallons of fuel per year. Additionally, many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. As a result, many of these airports have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation and requiring or encouraging service vehicle operators to switch their fleets to our vehicle fuels. As of December 31, 2020, we serve customers at 32 airports.

Refuse

We believe that there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables, which aggregately consume approximately two billion gallons of fuel per year. We estimate that approximately 60% of new refuse trucks are capable of operating on RNG, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on our vehicle fuels to realize operational savings and to address demands for reduced emissions from the public, investors, and governmental agencies. As of December 31, 2020, we fuel approximately 14,000 refuse vehicles for customers including Waste Management, Republic Services, Waste Connections, GFL Environmental, Atlas Disposal, Burrtec, CR&R, Recology and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets.

Public Transit

We believe that there are over 71,000 municipal transit buses operating in the United States. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the United States consume approximately one billion gallons of fuel per year. Many transit agencies have been early adopters of vehicles using our fuels, and over 25% of existing transit buses and approximately 35% of new transit buses can operate on RNG. As of December 31, 2020, we fuel over 9,000 transit vehicles for customers including Los Angeles County Metropolitan Transit Authority, New York MTA, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit, Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority.

Competition

There are many other companies operating in the renewable energy and waste-to-energy space. Regarding RNG production and supply, our primary competition is from other companies or solutions for access to biogas from waste. Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape. We have demonstrated a track record of strategic flexibility across our history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and stockholder value in response to changes in market, regulatory and competitive pressures. The biogas and RNG markets are heavily fragmented. We believe we are in a strong position to compete for new project development and supply opportunities. Competition for such opportunities, however, including the prices being offered for fuel supply, impact profitability of opportunities to us, and may make opportunities unsuitable to pursue.

The market for vehicle fuels is highly competitive. The biggest competition for RNG use as a vehicle fuel is gasoline and diesel because most vehicles in our key markets are powered by these fuels. Many established businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. In addition, we transport and sell CNG through NG Advantage’s virtual natural gas pipelines and interconnects and compete with other participants in this market.

If the alternative vehicle fuel market grows then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs we expect to increase. We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by a variety of factors, including, among others, cost, supply, availability, quality, cleanliness, and safety of the fuel; cost, availability and reputation of vehicles and engines; convenience and accessibility of fueling stations; regulatory mandates and other requirements; and recognition of the brand. We believe we compare favorably with our competitors based on these factors; however, some of our competitors have substantially greater financial, marketing, and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.

Governmental Regulation

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. Many of these laws and regulations are complex, change frequently and have become more stringent over time. Any changes to existing regulations, adoption of new regulations or failure by us to comply with applicable regulations may result in significant additional expense to us or our customers or a variety of administrative, civil, and criminal enforcement measures, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. Certain regulations that significantly affect our various operating activities are described below. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business, and these unknown costs and effects are not specifically contemplated by our existing customer agreements or our budgets and cost estimates.

We are subject to federal, state, and local air quality, solid waste, and water quality regulations and permitting requirements. Specific construction and operating permit requirements may differ among states. Specific permits we frequently must obtain include air permits, nonhazardous waste management permits, pollutant discharge elimination permits, and beneficial use permits. We must also maintain compliance with relevant federal, state and local environmental, health and safety requirements.

RNG projects are subject to federal RFS program regulations. The EPA administers the RFS program with volume requirements for several categories of renewable fuels. The EPA’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. The EPA calculates a blending standard for each year based on estimates of gasoline usage from the Department of Energy’s Energy Information Agency. Separate quotas and blending requirements are determined for cellulosic biofuels, biomass-based diesel, advanced biofuels, and total renewable fuel. Further, we are required to register each RNG project with the EPA and relevant state regulatory agencies. We qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Further, we may make a large project investment prior to receiving the regulatory approval and RIN qualification. In addition to registering each RNG project, we are subject to quarterly audits under the Quality Assurance Plan of our projects to validate our qualification.

Our operations are also subject to state renewable fuel standard regulations. The CA LCFS program requires producers of petroleum-based fuels to reduce the CI of their products, beginning with a quarter of a percent in 2011 a 10% total reduction by 2020, and a 20% total reduction by 2030. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products or buy CA LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas, or hydrogen. We are subject to a qualification process like that for RINs, including verification of CI levels and other requirements, existing for CA LCFS credits.

Before an RNG project can be developed, all Resource Conservation and Recovery Act (“RCRA”) Subtitle D requirements (requirements for nonhazardous solid waste management) must be satisfied. In particular, because methane is explosive in certain concentrations and poses a hazard if it migrates, biogas collection systems must meet RCRA Subtitle D standards for gas control. RNG projects may be subject to other federal, state and local regulations that impose requirements for nonhazardous solid waste management.

Certain of our operations may be subject to federal requirements to prepare for and respond to spills or releases from tanks and other equipment and provide training on operation, maintenance and discharge prevention procedures and the applicable pollution control laws. We may be required to develop spill prevention, control and countermeasure plans to memorialize our preparation and response plans and to update them on a regular basis.

Our operations may result in liability for hazardous substances or other materials placed into soil or groundwater. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or other federal, state, or local laws governing the investigation and cleanup of sites contaminated with hazardous substances, we may be required to investigate and/or remediate soil and groundwater contamination at our projects, contiguous and adjacent properties and other properties owned and/or operated by third parties.

Additionally, biogas projects may need to obtain National Pollutant Discharge Elimination System permits if wastewater is discharged directly to a receiving water body. If wastewater is discharged to a local sewer system, biogas projects may need to obtain an industrial wastewater permit from a local regulatory authority for discharges to a Publicly Owned Treatment Works. The authority to issue these permits may be delegated to state or local governments by the EPA. The permits, which typically last five years, limit the quantity and concentration of pollutants that may be discharged. Permits may require wastewater treatment or impose other operating conditions to ensure compliance with the limits. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

On September 23, 2020, the California Governor issued an Executive Order N-79-20 setting goals for expanding the sale and use of zero-emission vehicles within California, including 100% of in-state sales of new passenger cars and trucks to be zero-emission by 2035, and 100% of medium- and heavy-duty truck vehicles in California to be zero-emission by 2045 for all operations where feasible. The Governor also directed CARB to develop and propose regulations to achieve these goals consistent with state and federal law. This order is the latest in a series of targets set by California to transform the energy and transportation fuel sectors and reduce GHG emissions. Executive Order B55-18 sets a statewide target to achieve carbon neutrality no later than 2045. The transitioning of California’s energy markets to increased reliance on renewable and carbon-free sources has the potential to create favorable market conditions for RNG but could also harm our vehicle fueling business. Future regulatory actions will be required to meet the state’s zero-emission and carbon neutrality targets.

Employees and our Human Capital

As of December 31, 2020, we employed 465 people. We have not experienced any work stoppages, and none of our employees is subject to collective bargaining agreements.

The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain talented individuals at all levels of our organization. To succeed in a competitive labor market, we have developed and maintain key recruitment and retention strategies. These include competitive salary structures, including bonus compensation programs, and competitive benefits policies, including paid time off for vacations, sick leave and holidays, short-term disability coverage, group term life insurance, and various retirement savings and incentive plans.

Safety of our personnel is a core value of Clean Energy and maintaining a safe work environment is critical to an energy company’s ability to attract and retain employees. To support the health and safety of our employees during the COVID-19 pandemic, we have enhanced our safety protocols to promote social distancing, implemented more extensive cleaning and sanitation processes, incorporated temperature checks, required facial covering, instituted employee questionnaires, restricted corporate travel and visitor access to facilities, and implemented work-from-home and work-flex initiatives for certain employees.

Sales and Marketing

We market our brands, products and services primarily through our direct sales force, which includes sales representatives covering all of our major geographic and customer markets, as well as attendance at trade shows and participation in industry conferences and events. Our sales and marketing team also works closely with federal, state and local government agencies to provide education about the value of our vehicle fuels and to keep abreast of proposed and newly adopted regulations that affect our industry.

Seasonality

To some extent, our business may experience seasonality. For more information, see the discussion under “Seasonality and Inflation” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

More Information

Our website is located at www.cleanenergyfuels.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.  All references to our website in this report are inactive textual references, and the contents of our website are not incorporated into this report.

Item 1A. Risk Factors

An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all the other information included in this report before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.

Risks Related to Our Business

The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition.

Beginning in late 2019, a novel strain of coronavirus (COVID-19) spread throughout the world, including the United States, ultimately being declared a pandemic. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state and local governments to restrict normal daily activities, which resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, business limitations and shutdowns (subject to exceptions for certain essential operations and businesses, including our business). Some of these governmental restrictions have since been scaled back or lifted, although an increase in the prevalence of COVID-19 cases and the spread of new variants may result in the re-imposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely affected by the COVID-19 pandemic.

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue full operations. Despite our essential designation and our continued operations, however, we are subject to various risk and uncertainties because of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:

●	a further delay in the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels;
●	a continued or further decrease in the volume of truck and fleet operations, including shuttle busses at airports, and lower-than-normal levels of public transportation generally, which have resulted and may continue to result in decreased demand for our vehicle fuels;
●	the impact of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries; and
●	depressed oil and diesel prices, especially relative to natural gas prices and for a prolonged period, which may decrease the price-related incentive for operators to adopt trucks that use our vehicle fuels.

The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.  Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results because of its global economic impact, including any economic downturn or recession that has occurred or may occur. The adverse effect of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of our RNG and conventional natural gas vehicle fuels. The market for our vehicle fuels has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of our vehicle fuels in heavy-duty trucking has been slower and more limited than we anticipated. Also, other important fleet markets, including airports and public transit, had slower volume and customer growth in 2018, 2019 and 2020 that may continue. If the market for our vehicle fuels does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition, and operating results would be harmed.

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others:

●	Lack of demand for trucks that use our vehicle fuels due to business disruptions and depressed oil prices;
●	Adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles powered by gasoline, diesel, RNG, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
●	Perceptions about the benefits of our vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

●	Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
●	Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers or drivers;
●	Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
●	The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;
●	Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels;
●	The availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
●	Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In June 2020, the California Air Resources Board, or CARB, adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Among other things, we believe the intent of the Advanced Clean Trucks Regulation and the September 2020 Executive Order is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. If either the Advanced Clean Trucks regulation or any additional regulations adopted by CARB, including because of the September 2020 Executive Order, is permitted to take effect, it may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, because of the adoption of the Advanced Clean Trucks regulation and the issuance of the September 2020 Executive Order, other states have taken steps to enact similar regulations, which actions may accelerate if either regulation is permitted to take effect, thereby slowing, delaying or preventing the adoption of our vehicle fuels in those states as well.

Our RNG business may not be successful.

Our RNG business consists of procuring RNG from projects we plan to develop and own or from projects owned by third-party producers and reselling this RNG through our fueling infrastructure.

The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG; sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and sell Environmental Credits we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel at favorable prices.

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, pandemics, or other health crises, including the ongoing COVID-19 pandemic, construction delays, technical difficulties, high operating costs, limited availability, or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, in 2020 market prices for RINs fluctuated from as high as $2.13 to as low as $0.80. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions.  Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs to provide credits, grants and incentives, such as an alternative fuels tax credit (“AFTC”), would also adversely impact our revenue.  Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

Our commercial success depends on the ability of us and our third-party supply sources to successfully develop and operate projects and produce expected volumes of RNG.

Our specific focus on RNG exposes us to risks related to the supply of and demand for RNG and Environmental Credits, the cost of capital expenditures, government regulation, and economic conditions, among other factors. As an RNG supplier we may also be negatively affected by lower RNG production resulting from lack of feedstock, mechanical breakdowns, faulty technology, competitive markets or changes to the laws and regulations that mandate the use of renewable energy sources.

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather or labor disruptions; (iii) operating risks and the effect of disruptions on our business; (iv) budget overruns and exposure to liabilities because of unforeseen environmental, construction, technological or other complications; (v) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (vi) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations.  Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

Acquisition, financing, construction, and development of projects by us or our partners that own projects may not commence on anticipated timelines or at all.

Our strategy is to continue to expand, including through the acquisition of additional projects and by signing additional supply agreements with third party project owner partners. From time to time we and our partners enter into nonbinding letters of intent for projects.  Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all.

The acquisition, financing, construction and development of projects involves numerous risks, including:

●	difficulties in identifying, obtaining, and permitting suitable sites for new projects;
●	failure to obtain all necessary rights to land access and use;
●	inaccuracy of assumptions with respect to the cost and schedule for completing construction;
●	inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life;
●	the ability to obtain financing for a project on acceptable terms or at all;
●	delays in deliveries or increases in the price of equipment;
●	permitting and other regulatory issues, license revocation and changes in legal requirements;
●	increases in the cost of labor, labor disputes and work stoppages;
●	failure to receive quality and timely performance of third-party services;
●	unforeseen engineering and environmental problems;
●	cost overruns;
●	accidents involving personal injury or the loss of life; and
●	weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

In addition, new projects have no operating history. A new project may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss.

We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins Westport is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins Westport and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation and the September 2020 Executive Order, and the supply of engines or vehicle product lines by these manufacturers may also be disrupted or delayed due to delays, restrictions or other business impacts related to the COVID-19 pandemic. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their vehicles to our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

To secure RNG from new projects, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenues.

The development, design and construction process for RNG projects generally lasts between 12 to 18 months on average. Prior to entering into a letter of intent with respect to an RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. After entering a project letter of intent, we perform a more detailed review of the site’s facilities, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 12 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the EPA and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Livestock waste and dairy farm projects have different economic models and risk profiles than landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

Livestock waste and dairy farm projects produce significantly less RNG than landfill facilities. As a result, these projects are even more dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits, and which increase over time. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater effect on the success of livestock waste and dairy farm projects. A significant decline in the value of LCFS credits adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We incurred pre-tax losses in 2017, 2018 and 2020. During 2018, 2019 and 2020, our results were positively affected by $26.7 million, $47.1 million, and $19.8 million of AFTC revenue, respectively.  We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined below)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

Our plans for hydrogen and electric vehicle stations will require significant cash investments and management resources and may not meet our expectations.

We believe our success is also dependent on fleets and other consumers also adopting hydrogen and electric vehicles and our ability to use our RNG to fuel or charge such vehicles.  As operators deploy hydrogen powered vehicles, we plan to modify our fueling stations to reform our RNG and deliver clean hydrogen.  Further, we have the capability to add electric charging at our sites, and we believe our RNG can be used to generate clean electricity to power vehicles.

Our plans will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicle fuels. We have experience constructing hydrogen fueling stations, but such facilities cost significantly more than traditional RNG vehicle fueling stations.  In addition, we have not yet added electric charging capability to any of our stations, and the cost of such capability may be significant.  We will need to ensure compliance with all applicable regulatory requirements, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. If we are unable to modify our stations to provide hydrogen or add electric charging to our stations, or experience delays, our stations may be unable to meet our customer demand, which may negatively impact our business, prospects, financial condition, and operating results.

Cummins, Daimler, Dana, Navistar, PACCAR, Toyota, Volvo, XOS, Tesla and Nikola have announced their plans to bring long-haul Class 8 commercial hydrogen- and battery- powered vehicles to the market, and we believe our success is dependent on such plans coming to fruition.  We will be, however, dependent on these manufacturers to succeed in our target markets, and we will have no influence over their activities.  See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control,” above and elsewhere in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel, natural gas and RNG prices could adversely affect our business.

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil and RNG, natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, economic, health and political conditions, transportation costs and the price of foreign imports. Specifically, prices for crude oil, which is the commodity used to make gasoline and diesel, have been lower in recent years, due in part to over-production and increased supply without a corresponding increase in demand, and oil prices decreased further in 2020, hitting an all-time low due to the COVID-19 pandemic. If the prices of crude oil, gasoline and diesel continue to be low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, then we may not be able to offer our customers an attractive price advantage for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try and attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the current state of the world economies, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

Pricing conditions may also exacerbate the cost differential between vehicles that use our fuels and gasoline or diesel-powered vehicles, which may lead operators to delay or refrain from purchasing or converting to our vehicle fuels. Generally, vehicles that use our fuels cost more initially than gasoline or diesel-powered vehicles because the components needed for a vehicle to use our fuels add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time through a lower cost to use our fuels. Operators may, however, perceive an inability to timely recover these additional initial costs if our vehicle fuels are not available at prices sufficiently lower than gasoline and diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

We face increasing competition from a variety of businesses, many of which have far greater resources, experience, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.

The market for vehicle fuels is highly competitive. The biggest competition for our products is gasoline and diesel because most vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel and biodiesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles.  Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels.

Many businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, private equity groups, commodity traders, truck stop and fuel station owners, fuel providers, gas marketers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows, then the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Many of our competitors have substantially greater experience, customer bases, brand awareness and financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that affects the vehicle fuels market.

We expect competition to increase in the vehicle fuels market generally. In addition, if the demand for alternative vehicle fuels, including RNG, increases, then we expect competition to also increase. Any such increased competition may reduce our customer base and revenue and may lead to increased pricing pressure, reduced operating margins and fewer expansion opportunities.

NG Advantage may not be successful.

NG Advantage provides “virtual pipelines” to transport our fuels from production sites to pipeline interconnects and to transport CNG to industrial and institutional energy users that do not have direct access to pipelines. NG Advantage faces unique risks, including among others: (i) it has a history of net losses and has incurred substantial indebtedness; (ii) NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company; (iii) the labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations; (iv) NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents; and (v) NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business. If NG Advantage fails to manage any of these risks, our business, financial condition, liquidity, results of operations, prospects and reputation may be harmed.  In addition, we have been a significant source of financing for NG Advantage, consisting of loans of $12.9 million and $26.7 million in the years ended December 31, 2020 and 2019, respectively, and a $5.0 million equity investment in the year ended December 31, 2018. If NG Advantage is not able to obtain financing from external sources, we will need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations.

Our station construction activities subject us to business and operational risks.

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions, and any further station closures could result in substantial additional costs and non-cash asset impairments or other charges and could harm our reputation and reduce our potential customer base.

We also face many operational challenges in connection with our station design and construction activities. For example, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, problems with utility services, challenges obtaining and retaining required permits and approvals or local resistance, including due to reduced operations of permitting agencies because of the ongoing COVID-19 pandemic, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for new station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects. Additionally, shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events occur, our business, operating results and liquidity could be negatively affected.

We have significant contracts with government entities, which are subject to unique risks.

We have, and expect to continue to seek, long-term fueling station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 22%, 21% and 22% of our revenue in 2018, 2019 and 2020, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures, or other similar arrangements. For example, in March 2021 we entered into joint ventures with each of Total and bp to develop and own dairy RNG production projects.  These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others, the following: (i) difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner; (ii) diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities; (iii) failure to realize the anticipated synergies or other benefits of a transaction or relationship; (iv) risks of entering new customer or geographic markets in which we may have limited or no experience; (v) potential loss of an acquired company’s or partner’s key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets (and their associated revenue streams), employees or customers in the event of a divestiture or other strategic transaction; and (vi) incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, as well as possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our partners may choose to invest in renewable vehicle fuels other than RNG.

Our partners, including Total, bp and Chevron, may reallocate their resources from RNG to other renewable vehicle fuels.  Any such action would have a material adverse effect on our plans, results of operations and financial condition.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, station construction sales, sales of Environmental Credits and recognition of government credits, grants and incentives, such as AFTC (for example, we recorded all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018, and we recorded all of the AFTC revenue associated with our vehicles fuel sales made in 2018 and 2019 in the fourth quarter of 2019); fluctuations in commodity, station construction and labor costs; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.

Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. For example, our results for 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt at a discount and by a gain related to the bp Transaction (as such term is defined below), but were also negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other similar gains or losses may not recur regularly, in the same amounts or at all in future periods.

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

Risks Related to Our Indebtedness and Other Capital Resources.

We may need to raise additional capital to continue to fund our business, which could have negative effects and may not be available when needed, on acceptable terms or at all.

We require capital to pay for capital expenditures, operating expenses, any mergers, acquisitions or strategic investments, transactions or relationships we may pursue, and to make principal and interest payments on our indebtedness. If we cannot fund any of these activities with capital on-hand or cash provided by our operations, we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.

Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Any issuances of our common stock or securities convertible into our common stock to raise capital would dilute the ownership interest of our existing stockholders. Any debt financing we may pursue could require us to make significant interest or other payments and to pledge some or all of our assets as security. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness, and amplify the other risks associated with our existing debt, which are discussed elsewhere in these risk factors. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our obligations, expenses, and strategic initiatives, we could be forced to suspend, delay or curtail our business plans or operating activities or could default on our contractual commitments. Any such outcome could negatively affect our business, performance, liquidity, and prospects.

We may not generate sufficient cash flow from our business to pay our debt.

As of December 31, 2020, we have consolidated indebtedness of $89.2 million (including the $50.0 million bp loan described in this report), and we are permitted to incur significant additional debt. Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

Our payments of amounts owed under our various debt instruments will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt.

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

In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, declare all amounts owed immediately due and payable. Any such declaration could deplete all or a large portion of our available cash flow, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.

Risks Related to Environmental Health and Safety and Governmental and Environmental Regulations

Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote our vehicle fuels, and their adoption, modification or repeal could negatively affect our business.

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote the use of our vehicle fuels. These include various government programs that make grant funds available for the purchase of vehicles and construction of fueling stations, as well as the AFTC under which we generate revenue for our vehicle fuel sales. The AFTC currently expires at the end of 2021. If the AFTC is not extended after 2021, including if other legislative priorities result in insufficient focus on this program during upcoming congressional sessions, the AFTC would not be available for vehicle fuel sales, and our revenue would be materially adversely affected. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

These programs and regulations, which have the effect of encouraging the use of RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels, or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote RNG. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG, would reduce the market for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business remains uncertain, a focus on “zero tailpipe emissions” vehicles over vehicles with an overall net carbon negative emissions profile, but with some tailpipe emissions operating on RNG, could adversely affect the market for our fuels.

To benefit from Environmental Credits, RNG projects are required to be registered and are subject to audit.

RNG projects are required to register with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Delays in obtaining registration, RIN qualification, and any LCFS credit qualification of a new project could delay future revenues from a project and could adversely affect our cash flow. Further, we may make large investments in projects prior to receiving the regulatory approval and RIN qualification. By registering RNG projects with the EPA’s voluntary Quality Assurance Plan, we are subject to quarterly third-party audits and semi-annual on-site visits of projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

Our business could be negatively affected by federal or state laws or regulations mandating new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines.

Federal or state laws or regulations have been adopted, such as California’s AB 32 cap and trade law, and may be adopted that impose limits on GHG emissions. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory or regulatory programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions. See also the discussion above regarding the Advanced Clean Trucks regulation and the September 2020 Executive Order under “Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.”

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties or otherwise adversely affect our business and ability to compete.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. For example, in June 2020, California passed the Advanced Clean Trucks regulation, which seeks to have all new commercial vehicles sold in California have zero-emissions by 2045, and in September 2020, California’s Governor issued the September 2020 Executive Order, which seeks to have 100% of medium- and heavy-duty vehicles in California be zero emission by 2045. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.  Our failure to comply with any applicable laws and regulations could result in a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition, and performance could be negatively affected.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Our operations are and will be subject to federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we own or operate, will own or operate, or formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned RNG production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

Our operations entail inherent safety and environmental risks, which may result in substantial liability to us.

Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures, and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of vehicles that use our fuels or operation of vehicle fueling stations could result in sudden releases of pressure that could cause explosions. In addition, our operations may result in the venting of methane, a potent greenhouse gas. These safety and environmental risks could result in uncontrollable flows of our fuels, fires, explosions, death, or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are more than policy limits, or if environmental damage causes us to violate applicable greenhouse gas emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in our vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, our vehicle fuels.

Risks Related to Our Common Stock

A significant portion of our common stock is beneficially owned by a single stockholder that may have interests that differ from yours and that is able to exert significant influence over our corporate decisions, including a change of control.

Following our issuance and sale of our common stock to Total Marketing Services, S.E. (“TMS”), a wholly owned subsidiary of Total, in June 2018, Total beneficially owned 25.6% of our outstanding shares of common stock as of December 31, 2020, which represents the largest ownership position among stockholders of our Company. In addition, Total was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. Total or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions, or other extraordinary transactions. Total, however, may have interests that differ from yours and may vote or otherwise act in ways with which you disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms you and other stockholders may not find favorable or at a time when you and other stockholders may prefer not to sell.

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

General Risk Factors

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other IT security threats involves significant costs. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. Further, a cyberattack could occur and persist for an extended period of time without detection, and an investigation of any successful cyberattack would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cyberattacks. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others, the following: (i) the factors that may influence the adoption of our vehicle fuels, as discussed elsewhere in these risk factors; (ii) our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success; (iii) failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community; (iv) the market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions; (v) the amount of and timing of sales of, and prices for, Environmental Credits; (vi) actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, RNG; (vii) changes in political, regulatory, health, economic and market conditions; and (viii) a change in the trading volume of our common stock.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, but which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.

Volatility or declines in the market price of our common stock could have other negative consequences, including, among others, further impairments to our assets (following the asset impairment charges we recorded in the third and fourth quarters of 2017 related to our former fueling compressor manufacturing business and our closure of certain fueling stations), potential impairments to our goodwill and a reduced ability to use our common stock for capital-raising, acquisitions or other purposes. The occurrence of any of these risks could materially and adversely affect our financial condition, results of operations and liquidity and could cause further declines in the market price of our common stock.

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

Holders

There were approximately 45 holders of record of our common stock as of March 3, 2021.

Issuer Purchases of Equity Securities

On March 12, 2020, our Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and may be suspended or discontinued at any time.

The Repurchase Program does not obligate us to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans set up pursuant to Rule 10b5-1 promulgated under the Exchange Act (“Rule 10b5-1 plans”).

The following table summarizes the Company’s share repurchase activity during the three months ended December 31, 2020 (in thousands, except share and per share amounts):

				Approximate
				Dollar Value
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
October 1, 2020 through October 31, 2020	147,357	$2.47	147,357	$16,120
November 1, 2020 through November 30, 2020	249,338	$2.45	249,338	$15,508
December 1, 2020 through December 31, 2020	—	$—	—	$15,508
Total	396,695	$2.46	396,695	$15,508

(a) Exclusive of fees and commissions.

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

The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and in each of these indices at the close of market on December 31, 2015 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations as us and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

157.00%
107.00%
57.00%
7.00%
-43.00%
-93.00%
Dec-31-2015
Mar-31-2016
Jun-30-2016
Sep-30-2016
Dec-31-2016
Mar-31-2017
Jun-30-2017
Sep-30-2017
Dec-31-2017
Mar-31-2018
Jun-30-2018
Sep-30-2018
Dec-31-2018
Mar-31-2019
Jun-30-2019
Sep-30-2019
Dec-31-2019
Mar-31-2020
Jun-30-2020
Sep-30-2020
Dec-31-2020
Clean Energy Fuels Corp. (NasdaqGS:CLNE) - Share Pricing
Russell 2000 Index (^RUT) - Index Value
NASDAQ Composite Index (^COMP) - Index Value

Item 6.   (Reserved).

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons of 2020 to 2019. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

Cautionary Note Regarding Forward-Looking Statements

This MD&A contains forward-looking statements. See the discussion about these statements under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of GGEs of RNG and conventional natural gas delivered. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, to reduce their amount of climate-harming greenhouse gas from 60% and to over 400% based on CARB determinations, depending on the source of the RNG, while also reducing criteria pollutants such as Oxides of Nitrogen, or NOx. RNG is delivered as CNG and LNG. Our sales of RNG have increased dramatically, from 13.0 million GGEs in 2013 (the year we introduced our RNG to the vehicle fuel market) to 153.3 million GGEs in 2020.

As a clean energy solutions provider, we supply RNG and conventional natural gas, in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain, public and private fueling stations; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell Environmental Credits we generate by selling RNG as a vehicle fuel; and obtain federal, state and local tax credits, grants and incentives.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse and public transit. We believe these fleet markets will continue to present a growth opportunity for our vehicle fuels for the foreseeable future. As of December 31, 2020, we serve over 1,000 fleet customers operating over 48,000 vehicles, and we own, operate or supply 565 fueling stations in 39 states and the District of Columbia in the United States and five provinces in Canada.

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected and will likely continue to adversely affect our business. Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue operating to the fullest extent possible. While continuing our business operations, we are focused on protecting the health and wellbeing of our employees, customers and the communities in which we operate. Except as described herein, the COVID-19 pandemic has not resulted in any adverse effects to our operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Additionally, our technicians and O&M services continued to operate effectively, and we believe our supply chain has not been disrupted. All of our natural gas fueling stations have remained fully operational during the COVID-19 pandemic and continue to provide access to customers--many that are supplying essential services. Further, we have not experienced any challenges implementing business continuity plans and have not incurred, and do not expect to incur, material expenditures related to the same.

We have adopted and applied protocols and procedures in accordance with federal, state and local government policies and mandates and Centers for Disease Control (CDC) guidelines for our offices. Specifically, we have implemented enhanced cleaning and disinfecting protocols and procedures like temperature and COVID-19 screening questionnaires for the health and safety of our employees, customers and the communities in which we operate. We have provided personal protective equipment (including masks and gloves) and hand sanitizer, we have modified office seating, we expect all our employees to maintain appropriate physical distancing, and we continue to restrict employee travel in accordance with the various state health orders.

We began to see the negative effects of COVID-19 on volumes delivered in mid-March 2020 and continued to see declines in volumes delivered through December 31, 2020, as compared to the respective periods in 2019. We saw our volumes bottom in the second quarter of 2020 and have since seen improvement in volumes as volumes delivered for the fourth quarter of 2020 increased 7% over the second quarter of 2020. While volumes delivered in December 2020 were 2% lower compared to December 2019, this decline was lower than the decline of 4% when comparing September 2020 to September 2019. The most significant negative effects of COVID-19 in relation to our volumes continue to be seen in the airports (fleet services) and public transit customer markets, which were down by between 15% and 32% during the three months ended December 31, 2020 compared to the comparable 2019 period due to federal, state and local government mandates to restrict normal daily activities, as well as travel bans, quarantines and “shelter-in-place” orders, with growth in the refuse market in the three months ended December 31, 2020 from the three months ended December 31, 2019, where demand continues to be strong. Although many of these restrictions have been lifted or scaled back in recent months, the continued prevalence of COVID-19 in certain areas has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures, which may remain in place for a significant amount of time, may further adversely affect airports, public transit and government fleet customer markets.

Our volume of GGEs delivered for the year ended December 31, 2020 declined 5% compared to the prior year.

Although we are experiencing gradual improvements since the onset of the COVID-19 pandemic, there is no guarantee this will continue due to uncertainties regarding the effects of the COVID-19 pandemic. We are projecting growth in volumes for 2021 compared to 2020; however, it is possible that the prolonged effect of the COVID-19 pandemic could negatively affect our future volumes. Declines in volume have resulted and could continue to result in lower gross margin dollars year-over-year and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less revenue from Environmental Credits. Lower volumes have affected and may continue to affect our AFTC revenue as a portion of the decline in volume is from AFTC-eligible volumes. We continue to experience lower operating expenses, which has helped mitigate the lower gross profit margins from lower volumes, and we have benefitted from other gains on station asset disposals. Given the dynamic nature of these circumstances, significant uncertainty exists concerning the duration of business disruption and the full extent of the effect of COVID-19 on our business, results of operations and financial condition. Additionally, the effects of COVID-19, low oil prices and the adoption of government policies and programs, or increased popular sentiment, in favor of other vehicle technologies or fuels may delay adoption of natural gas vehicles, particularly heavy-duty natural gas trucks, by new or existing customers. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $138.5 million as of December 31, 2020. We will also collect receivables related to the 2020 and 2021 AFTC revenue in 2021 and the first half of 2022; we expect AFTC revenue to be approximately $20 million for 2021 giving consideration to the effect of COVID-19 described above. As of December 31, 2020, we had $4.4 million of current debt. In addition, actions we have taken and are continuing to take have reduced costs and spending across our organization. This includes limiting travel, reducing hiring activities and limiting discretionary spending. Additionally, we could suspend, or limit repurchases under, the Repurchase Program, which was authorized for up to $30.0 million and of which $14.5 million, excluding fees and commissions, had been spent through December 31, 2020. We have not repurchased any shares under the Repurchase Program in 2021.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and operating results.

Sources of Revenue

The following table represents our sources of revenue:

	Year Ended December 31,
Revenue (in millions)	2018	2019	2020
Volume-related (1)	$286.7	$273.6	$245.3
Station construction sales	25.5	23.1	26.6
AFTC (2)	26.7	47.1	19.8
Other	7.5	0.3	—
Total	$346.4	$344.1	$291.7
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included below under “2018-2020 Developments.” Additionally, a discussion of volume-related revenue is included below under “Results of Operations.” The following table summarizes our volume-related revenue in the periods:

	Year Ended December 31,
Revenue (in millions)	2018	2019	2020
Fuel sales and performance of O&M services	$249.0	$248.8	$209.2
Change in fair value of derivative instruments (a)	10.3	(6.6)	2.1
RIN Credits	16.4	18.1	15.3
LCFS Credits	11.0	13.3	18.7
Total volume-related revenue	$286.7	$273.6	$245.3
a.	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.
(2)	Represents the federal alternative fuel tax credit, that we refer to as AFTC, which expired on December 31, 2016, but in February 2018, was reinstated for vehicle fuel sales made in 2017. In December 2019, the AFTC was reinstated retroactively for vehicle fuels sales made in 2018 through 2020. See “2018-2020 Developments” below for more information.

Key Operating Data

In evaluating our operating performance, our management focuses primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC, Mansfield Clean Energy Partners, LLC (“MCEP”), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2018, 2019 and 2020:

	Year Ended December 31,
Gasoline gallon equivalents delivered (in millions)	2018	2019	2020
CNG (1)	299.5	335.7	321.0
LNG	66.0	65.1	61.5
Total	365.5	400.8	382.5

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020, were as follows:

	Year Ended December 31,
Gasoline gallon equivalents of RNG delivered (in millions)	2018	2019	2020
CNG	81.5	112.5	124.4
LNG	28.6	30.8	28.9
Total	110.1	143.3	153.3

	Year Ended December 31,
Gasoline gallon equivalents delivered (in millions)	2018	2019	2020
O&M services	157.3	158.5	138.5
Fuel (1)	133.6	162.4	157.6
Fuel and O&M services (2)	74.6	79.9	86.4
Total	365.5	400.8	382.5

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020, were as follows:

	Year Ended December 31,
Gasoline gallon equivalents of RNG delivered (in millions)	2018	2019	2020
Fuel	64.3	87.3	86.2
Fuel and O&M services (2)	45.8	56.0	67.1
Total	110.1	143.3	153.3

	Year Ended December 31,
Other operating data (in millions)	2018	2019	2020
Station construction cost of sales	$25.1	$23.5	$24.0
Gross margin (3) (4)	$133.5	$132.0	$106.3
Net income (loss) attributable to Clean Energy Fuels Corp. (3)	$(3.8)	$20.4	$(9.9)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.4 million and 0.3 million for the years ended December 31, 2018, 2019 and 2020, respectively.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes $26.7 million, $47.1 million and $19.8 million of AFTC revenue for the years ended December 31, 2018, 2019, and 2020, respectively.
(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $10.3 million, $(6.6) million and $2.1 million for the years ended December 31, 2018, 2019 and 2020, respectively. See Note 7 for more information regarding the commodity swap and customer contracts.

2018 -2020 Developments

Total Joint Venture. On December 21, 2020, we announced a memorandum of understanding with Total to create a joint venture to develop carbon negative RNG production facilities in the United States, as well as credit support to build additional downstream RNG infrastructure. Total will provide $50.0 million, and we will provide $30.0 million for the proposed joint venture. Total will also be providing credit support of $65.0 million to support our development in the RNG value chain, including $45.0 million for contracted RNG fueling infrastructure.

bp Joint Venture. On December 18, 2020, we entered a Memorandum of Understanding (“MOU”) with bp Products North America Inc, a subsidiary of bp. Pursuant to the MOU the Company and bp intend to create a joint venture to develop, own, and operate RNG production facilities at dairies. Contemporaneous with the execution of the MOU, the Company and bp executed a loan agreement whereby bp advanced $50.0 million (in the form of a loan) to fund capital costs and expenses incurred prior to formation of the joint venture. We expect that all unpaid principal and accrued interest outstanding under the loan agreement will be contributed to the joint venture, provided that if the joint venture is not formed by April 30, 2022 the Company is obligated to repay the outstanding principal and accrued interest within five days of April 30, 2022.

Chevron Adopt-a-Port. In June 2020, we entered into an agreement with Chevron Corp. (“Chevron”) to provide truck operators serving the ports of Los Angeles and Long Beach with cleaner, carbon negative RNG to reduce emissions. Under the agreement, Chevron will provide funding to allow truck operators to subsidize the cost of buying new RNG-powered trucks and will supply RNG to our stations near the ports.

AFTC. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel we sold in the 2017 calendar year, which totaled $25.2 million, was recognized and collected during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, the Internal Revenue Service approved, and we recognized as revenue, $1.5 million of AFTC credit claims related to prior years. On December 20, 2019, the AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. As a result, AFTC revenue for vehicle fuel we sold in 2018 and 2019, which totaled $47.1 million, was recognized during the year ended December 31, 2019. AFTC revenue recognized during the year ended December 31, 2020 totaled $19.8 million. The AFTC credit for 2018,

2019 and 2020 was equal to $0.50 per GGE of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. In December 2020 AFTC was extended for vehicle fuel sales made through December 31, 2021.

Share Repurchase Program. On March 12, 2020, our Board of Directors approved the Repurchase Program for up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock. The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time. As of December 31, 2020, we had utilized $14.5 million under the Repurchase Program to purchase 7,744,386 shares of our common stock for a total cost of $14.6 million. We have not repurchased any shares under the Repurchase Program in 2021.

Zero Now Truck Financing Program. We launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of commercially available RNG heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex, and has involved our entry into various arrangements in order to launch the program, including a term credit agreement for delayed draw loans of up to $100.0 million; a credit support agreement with THUSA, a wholly owned subsidiary of Total, under which THUSA has guaranteed our obligations under the term credit agreement in exchange for a quarterly fee; and commodity swap arrangements with an affiliate of THUSA and Total covering five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024, which are intended to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program. See the disclosure under “Key Customer Markets-Zero Now” in Item 1. “Business” of this report for information about these agreements and the structure of the program.

Debt Repurchase and Repayment.

On October 1, 2018, we paid to the holders of our 5.25% Convertible Senior Notes due October 2018, in cash, all amounts then owed under the notes, totaling an aggregate of $110.5 million in principal amount plus $2.9 million in accrued and unpaid interest. Upon such payment, all such notes were surrendered and canceled in full and we have no further obligations under these notes.

In December 2018, we purchased from the holders thereof all outstanding 7.5% Notes due July 2019, having an aggregate outstanding principal amount of $50.0 million, for a cash purchase price of $50.5 million. Upon such purchase, all such notes were surrendered and canceled in full and we have no further obligations under these notes. As a result of the early retirement of these notes we saved $1.7 million in interest expense in 2019.

In May 2020, we repaid the remaining $50.0 million of 7.5% Notes and related accrued and unpaid interest thereon. Upon such payment, the 7.5% Notes were paid in full.

See Note 12 for more information about our outstanding debt.

Expanded bp RNG Supply Agreement. In October 2018, our supply agreement with bp was amended to extend the term and add additional RNG supply. We share with bp in the RINs and LCFS Credits generated from the increased RNG supply sold through our vehicle fueling infrastructure and to other customers.

Total Private Placement. On May 9, 2018, we entered into a stock purchase agreement with Total Marketing Services, S.E., or TMS, a wholly owned subsidiary of Total, for the sale and issuance to TMS of 50,856,296 shares of our common stock for a per share purchase price of $1.64 and an aggregate purchase price of $83.4 million, all in a private placement (the “Total Private Placement”). The Total Private Placement closed on June 13, 2018, upon the satisfaction of all conditions to closing. We used the net proceeds from the Total Private Placement for working capital and general corporate purposes, which included retiring a portion of our outstanding indebtedness.

The agreements related to the Total Private Placement also contain representations, warranties and covenants made by us and TMS regarding, among other matters, certain director designation rights we have granted to TMS (along with undertakings by certain of our stockholders, including all of our directors and executive officers, to vote their shares in favor of such director designees in future elections of directors), certain registration rights we have granted to TMS for the shares that were issued and sold, certain limitations on TMS’s purchase of additional securities of our Company without the approval of our board of directors, and various other matters that are customary for transactions of this nature.

NG Advantage. In February 2020, we converted the principal and accrued interest under the November 2019 Convertible Note (as defined in Note 4) into common units of NG Advantage, LLC (“NG Advantage”) and received common units pursuant to the guaranty agreement entered in February 2018, resulting in an increase in our controlling interest in NG Advantage to 93.3%.

Debt Level and Debt Compliance

As of December 31, 2020, we had total indebtedness, excluding finance lease obligations, of $85.8 million in principal amount, of which $3.6 million is expected to become due in 2021. Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain financial and non-financial covenants with which we must comply. As of December 31, 2020, we were in compliance with all of these covenants.

Key Trends

Market for RNG, CNG and LNG as a Vehicle Fuel

According to CARB, RNG and conventional natural gas are cleaner than gasoline and diesel fuel based on the greenhouse gas emissions produced by vehicles operated by these fuels. Additionally, RNG and conventional natural gas are generally less expensive for vehicle operators than gasoline and diesel on an energy equivalent basis. According to the U.S. Energy Information Administration, demand for renewable and conventional natural gas fuels in the United States has increased in recent years and is expected to continue to increase. We expect our sales of RNG and conventional natural gas to grow as more companies look to operate in an increasingly sustainable way. In addition to pressure from politicians, regulators and non-governmental organizations, the investment community has dramatically increased demands on companies to diminish their contributions to climate change. We believe that RNG is the best tool available today to reduce climate-harming greenhouse gas and meet sustainability objectives.

The market for our vehicle fuels, however, is a relatively new and developing market. As a result, it is difficult to accurately predict demand for our vehicle fuels, in general and in any specific geographic and customer markets, and consequently our timing and level of investment in particular markets may not be consistent with any growth in demand in these markets. Further, the new and developing nature of the market for our vehicle fuels has led to slow, volatile or unpredictable growth in some sectors. For example, to date, adoption and deployment of vehicles using our fuels, in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated.

We believe challenging market conditions are caused by a number of factors, including the following:

●	Low and volatile prices for oil, diesel and gasoline, which decreases the price advantage of our fuels. In addition, these pricing conditions have led us to reduce the prices we charge some customers for our fuels, which has reduced our profit margins.
●	There has been increased focus by some parties, including lawmakers, regulators, policymakers, environmental and advocacy organizations and other powerful groups, on electric or other alternative vehicles or vehicle fuels. For example, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Among other things, we believe many California lawmakers and regulators desire to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions.
●	We believe the lack of substantial growth in the heavy-duty trucking market has been driven in part by the experience of operators with, or perceptions of, unsatisfactory performance by prior models of heavy-duty truck engines, actual or perceived insufficiencies in the financial incentives to convert, and improvements in diesel engine technology. If these conditions continue, then the growth levels in this market will continue to be low. We believe the newest models of heavy-duty truck engines have substantially addressed concerns with prior models. Further, we have launched our Zero Now truck financing program and the Chevron Adopt-a-Port program to combat operator concerns, but these programs may not ultimately be successful.

To the extent these or other factors have contributed to curtailed demand or slowing growth in the market for our vehicle fuels, we believe they have also contributed to decreases in station construction activity in certain periods, as the success of this activity is dependent on the success of the market for our vehicle fuels generally. Moreover, we believe these factors have materially contributed to the volatility and declines in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and indications of asset or goodwill impairment. If these adverse macroeconomic conditions and other uncertainties in our industry persist, our financial results and stock price may continue to be adversely affected.

In spite of these market conditions, we believe our key customer markets, including heavy-duty trucking, airports, refuse, and public transit, are well-suited for the adoption of our vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. We also expect the lower greenhouse gas emissions associated with our RNG vehicle fuel will result in increased demand for this fuel, resulting in our continued delivery of increasing volumes of RNG to our vehicle fleet customers. Additionally, we anticipate that, over time, cities and communities in the United States and Canada will follow large cities in Europe in banning diesel vehicles. If these projections materialize, we believe there will be growth in the consumption of our vehicle fuels in our key customer and geographic markets, and our goal is to capitalize on this growth if and when it materializes. In that event, we expect our operating costs and capital expenditures would increase in connection with any growth of our business in the future.

Our Performance

Overview. Our gross revenue mostly consists of volume-related revenue, station construction sales, and AFTC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of vehicle fuel sales, natural gas commodity prices, station construction sales, sales of Environmental Credits, and recognition of government credits, grants and incentives, such as AFTC. In addition, our volume-related revenue has been and may continue to be subject to increased fluctuations as a result of our entry into certain commodity swap arrangements in October 2018, because the changes in fair value of these and certain other derivative instruments, including existing and anticipated fueling contracts under our Zero Now truck financing program, are included in volume-related revenue.

Our cost of sales can also vary between periods due to a variety of factors, including fluctuations in natural gas commodity prices, station construction and labor costs, as well as the other factors that impact our revenue levels described above.

In addition, our performance in certain periods has been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. Such gains or losses may not recur regularly, in the same amounts or at all in future periods and, with respect to non-cash gains and losses, do not impact our liquidity.

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

See “Results of Operations” below for more information about our performance in 2019 and 2020.

Volume. The amount of RNG and conventional natural gas, in the form of CNG and LNG, that we delivered decreased by 4.6% from 2019 to 2020 due to the effect of COVID-19.

While total volume declined due to the effect of COVID-19, the amount of RNG we sell for vehicle fuel, which is delivered in the form of CNG or LNG, has experienced rapid growth in recent years, and increased by 7% from 2019 to 2020. We believe the increased demand for RNG is attributable to the dramatic reduction in the amount of climate-harming greenhouse gas that can be achieved through the use of RNG and pressure from politicians, regulators, non-governmental organizations and the investment community directed at companies to reduce their contributions to climate change. To the extent demand for RNG continues to increase, we expect our expanded supply agreement with bp, discussed under “2018-2020 Developments” above, could increase our volume-related revenue due to increased volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS Credits. In addition, such an increase in RNG demand could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. We expect to invest in production projects to help ensure that we have adequate supply of RNG, and we are pursuing development and ownership of livestock waste ADG projects on our own and with partners including Total and bp.

Environmental Credits. When we sell RNG and conventional natural gas for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.

The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. For example, in 2020 market prices for RINs were as high as approximately $2.13 and as low as approximately $0.80. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production levels of other fuels in the programs, or other conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses.

Risk Management Activities

From time to time, we enter into fuel sales contracts that require us to sell CNG or LNG to our customers at a fixed price. These contracts expose us to the risk that the price of natural gas commodity may increase above the natural gas commodity cost component included in the price at which we are committed to sell the natural gas to our customers.

In an effort to mitigate the volatility of our earnings related to any futures contracts and to reduce our risk related to our fixed price sales contracts, we operate under a hedging policy pursuant to which we purchase futures contracts to hedge our exposure to variability in expected future cash flows related to a particular fixed price contract or bid. Subject to the conditions set forth in the policy, we purchase futures contracts in quantities reasonably expected to effectively hedge our exposure to cash flow variability related to fixed price sales contracts entered into after the date of the policy. Unless otherwise agreed in advance by our board of directors and the derivatives committee thereof, we will conduct our futures contract activities and enter into fixed price sales contracts only in accordance with our hedging policy.

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

In October 2018, in support of our Zero Now truck financing program, we executed two commodity swap contracts with Total Gas & Power North America, an affiliate of Total and THUSA, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-

to-natural gas price spread in connection with the natural gas fuel supply commitments we have made and expect to make in our current and anticipated fueling agreements with fleet operators that participate in the Zero Now program.

Critical Accounting Policies

This discussion is based upon our consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and may result in material effects on our operating results and financial position.

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

Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, O&M services, and RINs and LCFS Credits in addition to changes in fair value of our derivative instruments.

Fuel and O&M services are sold pursuant to contractual commitments over defined goods-and-service delivery periods. These contracts typically include a stand-ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.

We recognize fuel and O&M services revenue in the amount to which we have the right to invoice. We have a right to consideration based on the amount of GGEs of natural gas dispensed by the customer and current pricing conditions, which are typically billed to the customer on a monthly basis. Since payment terms are less than a year, we have elected the practical expedient which allows us to not assess whether a customer contract has a significant financing component.

We sell RIN Credits and LCFS Credits to third parties that need the credits to comply with federal and state requirements. Revenue is recognized on these credits when there is an agreement in place to monetize the credits at a determinable price.

Changes in fair value of derivative instruments relates to our commodity swap and certain customer fueling contracts under our Zero Now truck financing program. The contracts are measured at fair value with changes in the fair value recorded in our consolidated statements of operations in the period incurred. The amounts are classified as revenue because our commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from existing and anticipated customer fueling contracts under our Zero Now truck financing program.

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

We recognize station construction revenue over time as we perform under these contracts because of the continual transfer of control of the goods to the customer, which typically controls the work in process. Revenue is recognized based on the extent of progress towards completion of the performance obligation and is recorded proportionally as costs are incurred. Costs to fulfill our obligations under these contracts typically include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

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

In certain contracts with our customers, we agree to provide multiple goods or services, including construction of and sale of a station, O&M services, and sale of fuel to the customer. These contracts have multiple performance obligations because the promise to transfer each separate good or service is separately identifiable and distinct. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recognized in one or more periods.

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

For our most recent goodwill impairment test, which was our annual test performed on October 1, 2020, we performed a quantitative impairment assessment for the reporting unit as described above. In this test, the fair value of the reporting unit substantially exceeded its carrying value.

We evaluated the volatility in the market price of our common stock subsequent to our annual test date through December 31, 2020, and considered whether there were any other events or circumstances that would more likely than not reduce the fair value of our reporting unit below its carrying value on a sustained basis, and concluded it was not more likely than not that the fair value of our reporting unit decreased below its carrying value, on a sustained basis. As a result, an interim impairment test was not considered necessary during the three months ended December 31, 2020.

If a significant decline in the market price of our common stock and our market capitalization were sustained, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value, on a sustained basis, then we may perform impairment tests more frequently, and it is possible that our goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial carrying amounts of existing assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. Valuation allowances are established when management determines it is more likely than not that deferred tax assets will not be realized. When evaluating the need for a valuation analysis, we use estimates involving a high degree of judgment including projected future U.S. GAAP income and the amounts and estimated timing of the reversal of any deferred tax assets and liabilities.

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

Our significant uses of fair value measurements include the valuation of commodity swaps and customer contracts, and warrants, all of which require significant judgment.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.

See Note 1 for information about recently adopted accounting changes and recently issued accounting standards.

Results of Operations

The discussions below compare our results of operations in 2020 and 2019. Historical results are not indicative of the results to be expected in the current period or any future period.

2020 Compared to 2019

The table below presents, for each period, each line item of our statement of operations data as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended
	December 31,
	2019	2020
Statements of Operations Data:
Revenue:
Product revenue	86.7%	86.4%
Service revenue	13.3	13.6
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	53.9	55.4
Service cost of sales	7.7	8.1
Change in fair value of derivative warrants	(0.3)	—
Selling, general and administrative	21.3	23.5
Depreciation and amortization	14.4	16.3
Total operating expenses	97.0	103.3
Operating income (loss)	2.9	(3.4)
Interest expense	(2.2)	(2.5)
Interest income	0.7	0.5
Other income (expense), net	0.6	1.0
Loss from equity method investments	—	(0.1)
Gain from sale of certain assets of subsidiary	2.2	0.4
Gain (loss) from formation of equity method investment	—	0.2
Income (loss) before income taxes	4.2	(3.9)
Income tax expense	(0.2)	(0.1)
Net income (loss)	4.0	(4.0)
Loss attributable to noncontrolling interest	2.1	0.6
Net income (loss) attributable to Clean Energy Fuels Corp.	6.1%	(3.4)%

Revenue.    Revenue decreased by $52.3 million to $291.7 million for 2020, from $344.1 million for 2019. This decrease was primarily due a decrease in volume-related revenue and lower AFTC revenue, partially offset by the favorable change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program and an increase in station construction sales.

Volume-related revenue, excluding the effect of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, decreased by $37.2 million between periods, primarily attributable to COVID-19 which resulted in a decrease in gallons delivered and a lower effective price per gallon delivered. Volume-related revenue was favorably impacted by $8.7 million as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized loss of $6.6 million in 2019 compared to an unrealized gain of $2.1 million in 2020 (see Note 7 for more information).

Our effective price per gallon charged decreased by $0.06 per gallon to $0.64 per gallon in 2020 compared to $0.70 in 2019, excluding the effect of the change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective price per gallon was due to decreases in natural gas prices and the fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales increased by $3.5 million between periods, due to increased construction activities.

AFTC revenue decreased by $27.3 million between periods due to our recognition in 2019 of AFTC revenue for the vehicle fuel we sold in 2018 and 2019. In 2020, we recognized AFTC revenue for the vehicle fuel we sold in 2020.

Cost of sales.    Cost of sales decreased by $26.7 million to $185.4 million in 2020, from $212.1 million in 2019. This decrease was primarily due to a decrease in gallons delivered during 2020 and a lower effective cost per gallon. These decreases were partially offset by a $0.5 million increase in the cost of station construction activities.

Our effective cost per gallon decreased by $0.05 per gallon to $0.42 per gallon in 2020 compared to $0.47 per gallon in 2019. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The decrease in our effective cost per gallon was due to decreases in commodity prices and transportation costs.

Change in fair value of derivative warrants.   Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, decreased from income of $1.0 million in 2019, to income of $0.0 million in 2020 due to a change in the estimated fair value. The warrants expired unexercised on July 2, 2020.

Selling, general and administrative.    Selling, general and administrative expenses decreased by $4.9 million to $68.5 million in 2020, from $73.4 million in 2019. This decrease was primarily driven by reduced activities and cost reductions due to the effect of COVID-19, including lower advertising and travel expenses.

Depreciation and amortization.    Depreciation and amortization decreased by $1.9 million to $47.7 million in 2020, from $49.6 million in 2019, primarily due to a lower amount of depreciable assets.

Interest expense.    Interest expense decreased by $0.2 million to $7.3 million in 2020, from $7.6 million in 2019. This decrease was primarily due to a reduction of outstanding indebtedness between periods, partially offset by a $1.2 million loss on extinguishment of debt that is included in interest expense.

Other income (expense), net.    Other income (expense), net, changed from income of $2.0 million in 2019 to income of $3.0 million in 2020, primarily due to gains recorded from disposal of certain assets.

Loss from equity method investments.   Loss from equity method investments increased by $0.0 million to $0.2 million in 2020, from $0.1 million in 2019, primarily due to the operating results of SAFE&CEC S.r.l. being negatively affected by the COVID-19 pandemic partially offset by improved operating results from MCEP.

Gain from sale of certain assets of subsidiary.   In 2020, we recorded a gain of $1.1 million compared to a gain of $7.5 million in 2019 as a result of the satisfaction of specified performance criteria in each of 2019 and 2020 related to the assets sold in the bp Transaction in accordance with the related Amended Asset Purchase Agreement.

Gain from formation of equity method investment.    In 2020, we recorded a gain of $0.7 million related to the release of costs accrued in satisfaction of commitments made in connection with the CEC Combination. There was no comparable gain or loss in 2019.

Income tax expense.    Income tax expense decreased by $0.5 million to $0.3 million in 2020 from $0.9 million in 2019, primarily due a decrease in deferred taxes associated with goodwill and a reduction in the Company’s expected state tax expense.

Loss attributable to noncontrolling interest.    In 2020, we recorded a $1.7 million loss for the noncontrolling interest in the net loss of NG Advantage, compared to a $7.2 million loss for 2019. The Company’s relevant noncontrolling interest in NG Advantage represented a 35.4% minority interest during 2019 and a 6.7% minority interest during 2020.

Seasonality and Inflation

To some extent, we experience seasonality in our results of operations. Some of our customers tend to consume more of our vehicle fuels in the summer months, when buses and other fleet vehicles use more fuel to power their air conditioning systems, which typically translate to an increased volume of fuel delivered in the summer months. In addition, natural gas commodity prices tend to be higher in the fall and winter months, due to increased overall demand for natural gas for heating during these periods.

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

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the potential discontinuance of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, the effects of COVID-19, grants and incentives, if any; fluctuations in commodity, station construction and labor costs; Environmental Credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments, as discussed under “Key Trends-Our Performance” above.

Cash Flows

Operating Activities. Cash provided by operating activities was $61.0 million in 2020, compared to $12.3 million in 2019. The increase in cash provided by operating activities was primarily attributable to AFTC revenues, partially offset by other changes in working capital resulting from the timing of receipts and payments of cash in 2020, and $7.8 million used to terminate a contract between NG Advantage and bp.

Investing Activities. Cash provided by investing activities was $24.2 million in 2020, compared to cash used in investing activities of $1.5 million in 2019. The change was primarily attributable to an increase in net maturities of short-term investments in 2020 compared to 2019 and lower capital expenditures, partially offset by lower proceeds from property and equipment disposals and lower net earn-out proceeds received in connection with the bp Transaction.

Financing Activities. Cash used in financing activities was $18.7 million in 2020, compared to cash provided by financing activities of $7.7 million in 2019. Cash used in financing activities in 2020 was primarily attributable to an increase in repayments of debt instruments and finance lease obligations due to repayment of the 7.5% Notes and repurchases of common stock, partially offset by proceeds received from debt instruments. Cash provided by financing activities in 2019 was primarily attributable to proceeds from debt instruments, partially offset by repayments of debt instruments and finance lease obligations.

Capital Expenditures, Indebtedness and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new fueling stations; additions or other modifications to existing fueling stations; RNG production facilities; debt repayments and repurchases; repurchases of common stock; purchases of heavy-duty trucks that use our fuels; additions or modifications of LNG production facilities; supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; financing vehicles for our customers; any investments in other entities; any mergers or acquisitions, including acquisitions to expand our RNG production capacity; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.

Our business plan calls for approximately $27.5 million in capital expenditures in 2021. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs and we expect to fund these expenditures primarily through cash on hand and cash generated from operations.

In addition, NG Advantage may spend up to $0.4 million in 2021 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $89.2 million in principal amount as of December 31, 2020, of which approximately $4.5 million, $54.5 million, $9.8 million, $10.4 million, $1.7 million and $8.3 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively. Importantly, $50.0 million of such indebtedness was “Preformation Funding” provided by bp to fund capital costs and expenses incurred prior to formation of the bpJV. All such Preformation Funding, including accrued interest thereon, will be contributed to the bpJV, at which time it will no longer be outstanding indebtedness. We will be required to repay the Preformation Funding, including accrued interest at LIBOR plus 4.33%, if the bpJV is not formed by April 30, 2022. Based on outstanding debt balances and applicable interest rates as of December 31, 2020, we expect our total interest payment obligations relating to our indebtedness to be $2.3 million for the year ending December 31, 2021. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise.

Further, in 2021 we anticipate deploying up to approximately $100.0 million to develop dairy RNG production projects and up to approximately $75.0 million for fueling stations that will support long-term contracted RNG fueling volume.

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. As of December 31, 2020, we had total cash and cash equivalents and short-term investments of $138.5 million, compared to $106.1 million as of December 31, 2019.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and Item 1A. “Risk Factors” of this report.

In October 2018 and January 2019, we entered into agreements to implement our Zero Now truck financing program, which, as of December 31, 2020, permit us to incur up to an additional $94.9 million of indebtedness through the beginning of January 2022, obligate us to make certain interest and other fee payments in connection with this debt and THUSA’s related guaranty (which payments will vary in amount but will be owed by us regardless of the revenue we may receive from the program), and subject us to potential additional payments in connection with related commodity swap arrangements. We are permitted to use any proceeds we receive under these agreements solely to fund the incremental cost of trucks purchased or financed by operators that participate in the Zero Now program. See “Recent Developments” and “Key Trends” above and Note 12 of this report for more information.

Subject to the following paragraph, we believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and financing activities will satisfy our business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments, share repurchases or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources. Moreover, we may use our cash resources faster than we predict due to unexpected expenditures, the effects of COVID-19, or higher-than-expected expenses, in which case we may need to seek capital from alternative sources sooner than we anticipate. The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of, and prices for, natural gas fuel sales and other volume-related activity, the effects of COVID-19, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

If we deploy additional capital to develop dairy RNG production projects and fueling stations to support contracted RNG fueling volume as described above under “Liquidity and Capital Resources – Capital Expenditures, Indebtedness and Other Uses of Cash,” we will be required to raise significant additional capital during 2021.

We may raise additional capital through one or more sources, including, among others, obtaining equity capital, including through offerings of our common stock or other securities, obtaining new or restructuring existing debt, selling assets, or any combination of these or other potential sources of capital. We may not be able to raise capital when needed, on terms that are favorable to us or our stockholders or at all. Any inability to raise necessary capital may impair our ability to develop and maintain fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to support and build our business and generate sustained or increased revenue.

Contractual Obligations

The table below represents the scheduled maturities of our contractual obligations as of December 31, 2020. This table excludes certain potential contractual obligations because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
		Less than			More than
Contractual Obligations: (in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt (1)	$95,863	$5,820	$69,806	$11,896	$8,341
Finance lease obligations (2)	3,780	990	1,414	1,376	—
Operating lease commitments (3)	41,060	4,707	7,501	7,264	21,588
Long-term take-or-pay contracts (4)	3,881	1,367	2,514	—	—
Long-term supply contract (5)	1,226	—	1,226	—	—
Construction contracts (6)	10,122	10,122	—	—	—
Total	$155,932	$23,006	$82,461	$20,536	$29,929
(1)	Consists of long-term debt to finance acquisitions and equipment purchases, including future interest payments. For our variable-rate debt (which consists of the SG Facility and the bp Loan, each as defined in Note 12), we have assumed an interest rate of 1.4% (LIBOR plus 1.30%) and 4.6% (LIBOR plus 4.33%), respectively, as of December 31, 2020.
(2)	Consists of finance lease obligations to finance equipment purchases, including future interest payments.
(3)	Consists of various space and ground leases for our Boron Plant, office spaces and fueling stations as well as leases for equipment.

(4)	Represents our estimates for long-term and quarterly natural gas purchase contracts with a take-or-pay commitment.
(5)	Represents our estimates for one long-term natural gas supply contract for our subsidiary NG Advantage, which entered into an arrangement with bp for the supply, sale and transportation of CNG through March 2022.
(6)	Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2020 and excluding contractual commitments related to station sales contracts.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.4 million;
●	One long-term natural gas purchase contract with a take-or-pay commitment, the amount of which is shown under “Contractual Obligations” above;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments, the amount of which is shown under “Contractual Obligations” above;
●	One long-term natural gas sale contract with a fixed supply commitment, the amount of which is shown under “Contractual Obligations” above, along with a guaranty agreement; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of December 31, 2020, we had one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index-based prices and expires in June 2022. Additionally, as of December 31, 2020, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

NG Advantage has entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, in which we guarantee NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. Our guaranty is in effect until thirty days following our notice to bp of termination.

In addition, as of December 31, 2020, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $94.9 million, $94.0 million and $74.6 million of our cost of sales in 2018, 2019 and 2020, respectively.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of December 31, 2020, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $3.8 million.

Foreign Currency Exchange Rate Risk

Our primary exposure to foreign currency exchange rates related to our other Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of December 31, 2020, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million.

Interest Rate Risk

As of December 31, 2020, we had $55.1 million of debt that bears interest at a rate equal to LIBOR plus a margin per annum. Thus, our interest expense would fluctuate with a change in LIBOR. If LIBOR were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.6 million.

The term credit agreement with SG permits the Company to draw loans from time to time through the beginning of January 2022. These loans, as well as our bp Loan, are subject to an interest rate indexed to LIBOR which is expected to be discontinued after 2021. We intend to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and work with our lenders under the credit agreements, including SG and bp, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 8.   Financial Statements and Supplementary Data.

The following tables set forth our quarterly consolidated statements of operations data for the eight quarters ended December 31, 2020. The information for each quarter is unaudited, and we have prepared the information on the same basis as the audited consolidated financial statements included in this report. This information includes all adjustments that management considers necessary for the fair presentation of such data, which include only normal recurring adjustments. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for descriptions of the effects of any unusual or infrequently occurring items recognized in any of the periods covered by the below quarterly data. The quarterly data should be read together with our consolidated financial statements and related notes included in this report. The results of operations for any one quarter are not necessarily indicative of results to be expected in the current period or any future period.

	(In thousands, except per share data, Unaudited)
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue:
Product revenue	$68,448	$59,691	$62,808	$107,522
Service revenue	9,250	12,627	11,626	12,093
Total revenue	77,698	72,318	74,434	119,615
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54,430	40,121	43,145	47,861
Service cost of sales	4,398	7,489	6,787	7,876
Change in fair value of derivative warrants	1,614	(17)	(10)	(2,626)
Selling, general and administrative	18,434	17,933	17,640	19,437
Depreciation and amortization	12,479	12,605	12,247	12,294
Total operating expenses	91,355	78,131	79,809	84,842
Operating income (loss)	(13,657)	(5,813)	(5,375)	34,773
Interest expense	(1,891)	(1,842)	(1,704)	(2,137)
Interest income	580	567	560	730
Other income (expense), net	2,670	93	165	(938)
Income (loss) from equity method investments	(467)	(33)	377	4
Gain from sale of certain assets of subsidiary	—	—	—	7,455
Income (loss) before income taxes	(12,765)	(7,028)	(5,977)	39,887
Income tax expense	(60)	(66)	(68)	(664)
Net income (loss)	(12,825)	(7,094)	(6,045)	39,223
Loss attributable to noncontrolling interest	1,879	1,711	1,711	1,861
Net income (loss) attributable to Clean Energy Fuels Corp.	$(10,946)	$(5,383)	$(4,334)	$41,084
Basic income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.20
Diluted income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.20

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Revenue:
Product revenue	$75,702	$50,426	$60,310	$65,516
Service revenue	10,304	9,448	10,576	9,442
Total revenue	86,006	59,874	70,886	74,958
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	46,673	33,054	38,767	43,211
Service cost of sales	6,259	5,499	6,522	5,425
Change in fair value of derivative warrants	405	(445)	—	—
Selling, general and administrative	18,259	16,892	16,639	16,726
Depreciation and amortization	11,924	12,050	11,744	11,964
Total operating expenses	83,520	67,050	73,672	77,326
Operating income (loss)	2,486	(7,176)	(2,786)	(2,368)
Interest expense	(2,210)	(1,841)	(1,009)	(2,288)
Interest income	381	273	427	264
Other income (expense), net	(1)	2,287	919	(180)
Income (loss) from equity method investments	145	(502)	(11)	207
Gain from sale of certain assets of subsidiary	176	—	—	887
Gain from formation of equity method investment	—	—	—	700
Income (loss) before income taxes	977	(6,959)	(2,460)	(2,778)
Income tax expense	(78)	(78)	(79)	(74)
Net income (loss)	899	(7,037)	(2,539)	(2,852)
Loss attributable to noncontrolling interest	805	301	268	291
Net income (loss) attributable to Clean Energy Fuels Corp.	$1,704	$(6,736)	$(2,271)	$(2,561)
Basic income (loss) per share	$0.01	$(0.03)	$(0.01)	$(0.01)
Diluted income (loss) per share	$0.01	$(0.03)	$(0.01)	$(0.01)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Clean Energy Fuels Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of commodity swaps

As discussed in Note 7 to the consolidated financial statements, the Company used the income approach to value its derivative assets associated with its commodity swap contracts. As of December 31, 2020, the Company recorded derivative assets related to the commodity swaps of $5,648 thousand. The Company used a discounted cash flow model to estimate the fair value of these commodity swaps, classified as Level 3 in the fair value hierarchy because they are valued using unobservable inputs.

We identified the assessment of the measurement of fair value for the commodity swaps as a critical audit matter due to the significant measurement uncertainty associated with the fair value of such instruments. There was a high degree of subjective auditor judgment in assessing the significant unobservable inputs, such as commodity forward curves and differentials applied to the commodity forward curves.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s derivatives process. This included controls related to the (1) development of the significant unobservable inputs above, including monitoring of changes to the inputs, and (2) relevance and reliability of observable inputs reasonably available. We confirmed directly with the counter-parties to the commodity swap contracts and inspected the swap contracts to evaluate the existence and accuracy of inputs into the valuation model, including confirming the relevant terms of the swap contracts. We involved financial instrument valuation professionals with specialized skills and knowledge, who assisted in assessing the fair value of the commodity swaps by developing an estimate of the fair value of the commodity swaps using commodity forward curves and differentials applied to the commodity forward curves obtained from publicly available market data, and compared the result to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Irvine, California

March 9, 2021

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2020
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$49,222	$108,977
Short-term investments	56,929	29,528
Accounts receivable, net of allowance of $2,412 and $1,335 as of December 31, 2019 and 2020, respectively	61,760	61,784
Other receivables	84,898	23,655
Inventory	29,874	28,100
Prepaid expenses and other current assets	11,109	9,404
Derivative assets, related party	—	1,591
Total current assets	293,792	263,039
Operating lease right-of-use assets	28,627	25,967
Land, property and equipment, net	323,912	290,911
Long-term portion of restricted cash	4,000	11,000
Notes receivable and other long-term assets, net	31,622	27,299
Long-term portion of derivative assets, related party	3,270	4,057
Investments in other entities	26,305	27,962
Goodwill	64,328	64,328
Intangible assets, net	1,229	464
Total assets	$777,085	$715,027
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$56,013	$3,592
Current portion of finance lease obligations	615	840
Current portion of operating lease obligations	3,359	2,822
Accounts payable	27,376	17,310
Accrued liabilities	67,697	52,637
Deferred revenue	7,338	2,642
Derivative liabilities, related party	164	—
Total current liabilities	162,562	79,843
Long-term portion of debt	32,872	82,088
Long-term portion of finance lease obligations	2,715	2,552
Long-term portion of operating lease obligations	26,206	23,698
Other long-term liabilities	9,701	3,996
Total liabilities	234,056	192,177
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 shares authorized; 204,723,055 shares and 198,491,204 shares issued and outstanding as of December 31, 2019 and 2020, respectively	20	20
Additional paid-in capital	1,203,186	1,191,791
Accumulated deficit	(668,232)	(678,096)
Accumulated other comprehensive loss	(1,566)	(209)
Total Clean Energy Fuels Corp. stockholders’ equity	533,408	513,506
Noncontrolling interest in subsidiary	9,621	9,344
Total stockholders’ equity	543,029	522,850
Total liabilities and stockholders’ equity	$777,085	$715,027

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2019	2020
Revenue:
Product revenue	$307,839	$298,469	$251,954
Service revenue	38,580	45,596	39,770
Total revenue	346,419	344,065	291,724
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	194,509	185,557	161,705
Service cost of sales	18,415	26,550	23,705
Change in fair value of derivative warrants	543	(1,039)	(40)
Selling, general and administrative	77,207	73,444	68,516
Depreciation and amortization	51,850	49,625	47,682
Total operating expenses	342,524	334,137	301,568
Operating income (loss)	3,895	9,928	(9,844)
Interest expense	(15,924)	(7,574)	(7,348)
Interest income	2,857	2,437	1,345
Other income (expense), net	(566)	1,990	3,025
Loss from equity method investments	(2,723)	(119)	(161)
Gain from sale of certain assets of subsidiary	4,782	7,455	1,063
Gain (loss) from formation of equity method investment	(1,163)	—	700
Income (loss) before income taxes	(8,842)	14,117	(11,220)
Income tax expense	(341)	(858)	(309)
Net income (loss)	(9,183)	13,259	(11,529)
Loss attributable to noncontrolling interest	5,393	7,162	1,665
Net income (loss) attributable to Clean Energy Fuels Corp.	$(3,790)	$20,421	$(9,864)
Net income (loss) attributable to Clean Energy Fuels Corp. per share:
Basic	$(0.02)	$0.10	$(0.05)
Diluted	$(0.02)	$0.10	$(0.05)
Weighted-average common shares outstanding:
Basic	180,655,435	204,573,287	200,657,912
Diluted	180,655,435	205,987,509	200,657,912

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2018			Year Ended December 31, 2019			Year Ended December 31, 2020
	Clean Energy	Noncontrolling		Clean Energy	Noncontrolling		Clean Energy	Noncontrolling
	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total

Net income (loss)	$(3,790)	$(5,393)	$(9,183)	$20,421	$(7,162)	$13,259	$(9,864)	$(1,665)	$(11,529)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2018, 2019 and 2020	(1,305)	—	(1,305)	505	—	505	1,355	—	1,355
Unrealized gains on available-for-sale securities, net of $0 tax in 2018, 2019 and 2020	54	—	54	67	—	67	2	—	2
Total other comprehensive income (loss)	(1,251)	—	(1,251)	572	—	572	1,357	—	1,357
Comprehensive income (loss)	$(5,041)	$(5,393)	$(10,434)	$20,993	$(7,162)	$13,831	$(8,507)	$(1,665)	$(10,172)

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Additional		Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2017	151,650,969	$15	$1,111,432	$(683,570)	$(887)	$22,668	$449,658
Cumulative effect of adopting ASU 2014-09 (Note 1)	—	—	—	(1,293)	—	—	(1,293)
Balance, January 1, 2018	151,650,969	15	1,111,432	(684,863)	(887)	22,668	448,365
Issuance of common stock, net of offering costs	51,948,923	5	81,766	—	—	—	81,771
Stock-based compensation	—	—	5,307	—	—	—	5,307
Net loss	—	—	—	(3,790)	—	(5,393)	(9,183)
Other comprehensive loss	—	—	—	—	(1,251)	—	(1,251)
Increase in ownership in subsidiary	—	—	264	—	—	(264)	—
Balance, December 31, 2018	203,599,892	20	1,198,769	(688,653)	(2,138)	17,011	525,009
Issuance of common stock	1,123,163	—	309	—	—	—	309
Stock-based compensation	—	—	3,880	—	—	—	3,880
Net income (loss)	—	—	—	20,421	—	(7,162)	13,259
Other comprehensive income	—	—	—	—	572	—	572
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, December 31, 2019	204,723,055	20	1,203,186	(668,232)	(1,566)	9,621	543,029
Issuance of common stock	1,512,535	—	1,683	—	—	—	1,683
Repurchase of common stock	(7,744,386)	—	(14,647)	—	—	—	(14,647)
Stock-based compensation	—	—	2,957	—	—	—	2,957
Net loss	—	—	—	(9,864)	—	(1,665)	(11,529)
Other comprehensive income	—	—	—	—	1,357	—	1,357
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net income (loss)	$(9,183)	$13,259	$(11,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,850	49,625	47,682
Provision for credit losses and inventory	1,857	2,586	2,662
Stock-based compensation expense	5,307	3,880	2,957
Change in fair value of derivative instruments	(9,788)	5,545	(2,175)
Amortization of discount and debt issuance cost	(1,220)	(728)	(46)
Loss (gain) on disposal of property and equipment	2,554	(2,536)	(2,875)
Loss on extinguishment of debt	—	—	1,249
Gain from sale of certain assets of subsidiary	(4,782)	(7,455)	(1,063)
Loss (gain) from formation of equity method investment	1,163	—	(700)
Loss from equity method investments	2,723	119	161
Non-cash lease expense	—	3,234	2,756
Deferred income taxes	—	738	120
Changes in operating assets and liabilities:
Accounts and other receivables	(6,360)	(63,408)	53,784
Inventory	(1,065)	3,439	108
Prepaid expenses and other assets	1,547	(16,617)	5,275
Operating lease liabilities	—	(3,786)	(3,141)
Accounts payable	679	9,316	(9,337)
Deferred revenue	30	(3,528)	(10,976)
Accrued liabilities and other	2,670	18,596	(13,871)
Net cash provided by operating activities	37,982	12,279	61,041
Cash flows from investing activities:
Purchases of short-term investments	(348,091)	(171,080)	(74,292)
Maturities and sales of short-term investments	425,804	180,704	101,850
Purchases of and deposits on property and equipment	(25,263)	(27,088)	(13,273)
Disbursements for loans receivable	—	—	(535)
Payments on and proceeds from sales of loans receivable	518	608	1,567
Cash received from sale of certain assets of subsidiary, net	871	7,582	4,830
Investments in other entities	—	—	(650)
Proceeds from disposal of property and equipment	530	7,772	4,673
Net cash provided by (used in) investing activities	54,369	(1,502)	24,170
Cash flows from financing activities:
Issuance of common stock	83,438	309	1,683
Repurchase of common stock	—	—	(14,647)
Fees paid for issuance of common stock	(909)	—	—
Fees paid for debt issuance costs	(95)	(123)	(131)
Proceeds from debt instruments	17,243	15,294	65,860
Repayments of debt instruments and finance lease obligations	(194,886)	(7,795)	(70,399)
Payments of debt extinguishment costs	—	—	(1,023)
Net cash provided by (used in) financing activities	(95,209)	7,685	(18,657)
Effect of exchange rates on cash, cash equivalents and restricted cash	274	136	201
Net increase in cash, cash equivalents and restricted cash	(2,584)	18,598	66,755
Cash, cash equivalents and restricted cash, beginning of period	37,208	34,624	53,222
Cash, cash equivalents and restricted cash, end of period	$34,624	$53,222	$119,977
Supplemental disclosure of cash flow information:
Income taxes paid	$257	$36	$8
Interest paid, net of $244, $441 and $57 capitalized, respectively	$16,751	$6,788	$5,622

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

The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. As a comprehensive solution provider, the Company also designs, builds, operates and maintains fueling stations; sells and services compressors and other equipment used in fueling stations; offers assessment, design and modification solutions to provide operators with code-compliant service and maintenance facilities for natural gas vehicle fleets; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; procures and sells RNG; sells tradable credits it generates by selling RNG and conventional natural gas as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); helps its customers acquire and finance natural gas vehicles; and obtains federal, state and local credits, grants and incentives.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories consisted of the following as of December 31, 2019 and 2020 (in thousands):

	2019	2020
Raw materials and spare parts	$29,874	$28,100
Total inventory	$29,874	$28,100

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments and Hedging Activities

In connection with the Company’s Zero Now truck financing program, the Company entered into commodity swap contracts in October 2018 intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments the Company expects to make in its anticipated fueling agreements with fleet operators that participate in the Zero Now program. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. These derivative instruments are recorded in the accompanying consolidated balance sheets and are measured as either an asset or liability at fair value with changes in fair value recognized in earnings. See Note 7 for more information.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to ten years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $0.7 million, $1.6 million, and $0.0 million for the years ended December 31, 2018, 2019, and 2020, respectively.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases, whereby leases are classified as either operating leases or finance leases.

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

The lease classification affects the expense recognition on the consolidated statements of operations. Operating lease charges are recorded in “Cost of sales, exclusive of depreciation and amortization,” and “Selling, general and administrative” expense. Finance lease charges are split, whereby depreciation on assets under finance leases is recorded in “Depreciation and amortization” expense and an implied interest component is recorded in “Interest expense.” The expense recognition for operating leases and finance leases is substantially consistent with legacy accounting. Rent expense totaled $6.6 million for the year ended December 31, 2018.

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

There were no impairments of the Company’s long-lived assets in the years ended December 31, 2018, 2019 and 2020.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are from one to eight years for customer relationships, one to ten years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

The Company’s intangible assets as of December 31, 2019 and 2020 were as follows (in thousands):

	2019	2020
Customer relationships	$5,376	$5,376
Acquired contracts	4,384	4,384
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	13,320	13,320
Less accumulated amortization	(12,091)	(12,856)
Net intangible assets	$1,229	$464

Amortization expense for intangible assets was $1.4 million, $1.0 million, and $0.8 million for the years ended December 31, 2018, 2019, and 2020, respectively. Estimated amortization expense subsequent to the year ended December 31, 2020 is approximately $0.5 million in 2021.

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

During the years ended December 31, 2018, 2019 and 2020, the Company utilized the quantitative approach and concluded there were no indicators of impairment to goodwill.

The following table summarizes the activity related to the carrying amount of goodwill (in thousands):

Balance as of December 31, 2018	$64,328
Balance as of December 31, 2019	$64,328
Balance as of December 31, 2020	$64,328

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 as an adjustment to “Accumulated deficit” as of January 1, 2018, resulting in an increase in accumulated deficit of $1.3 million.

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

Volume-Related

The Company’s volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, O&M services and RINs and LCFS Credits in addition to changes in fair value of the Company’s derivative instruments associated with providing fuel to customers under contracts.

Fuel and O&M services are sold pursuant to contractual commitments over defined goods-and-service delivery periods. These contracts typically include a stand-ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.

The Company applies the ‘right to invoice’ practical expedient and recognizes fuel and O&M services revenue in the amount to which the Company has the right to invoice. The Company has a right to consideration based on the amount of

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gasoline gallon equivalents of fuel dispensed by the customer and current pricing conditions, which are typically billed to the customer on a monthly basis. Since payment terms are less than a year, the Company has elected the practical expedient which allows it to not assess whether a customer contract has a significant financing component.

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

The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts. The contracts are measured at fair value with changes in fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 7 for more information about these derivative instruments. For the years ended December 31, 2018, 2019 and 2020, changes in the fair value of commodity swaps and customer contracts amounted to a gain (loss) of $10.3 million, $(6.6) million, and $2.1 million, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFTC

See discussion under “Alternative Fuel Tax Credit” below for more information about AFTC, which is not recognized as revenue until the period the credit is authorized through federal legislation.

Other

The majority of other revenue is from sales of used natural gas heavy-duty trucks purchased by the Company. Revenue on these contracts is recognized at the point in time when the customer accepts delivery of the truck.

Alternative Fuel Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive a federal alternative fuels tax credit (“AFTC”) for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2020. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply retroactively to vehicle fuel sales made from January 1, 2017 through December 31, 2017. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2018, 2019 and 2020.

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

As a result of the legislation authorizing AFTC being signed into law on December 20, 2019, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar years, totaling $47.1 million, was recognized during the year ended December 31, 2019. As a result of the previous legislation authorizing AFTC being signed into law on February 9, 2018, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year, totaling $25.2 million, was recognized and collected during the year ended December 31, 2018. In addition, during the year ended December 31,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, the Internal Revenue Service (“IRS”) approved, and the Company recognized as revenue, $1.5 million of AFTC credit claims related to prior years. AFTC was extended in December 2020 and is currently available for vehicle fuel sales made through December 31, 2021.

LNG Transportation Costs

The Company records the costs incurred to transport LNG to its customers in “Product cost of sales” in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0.9 million, $1.2 million and $0.0 million for the years ended December 31, 2018, 2019 and 2020, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated statements of operations. For the years ended December 31, 2018, 2019 and 2020, foreign exchange transaction gains and (losses) were included in “Other income (expense), net” in the accompanying consolidated statements of operations and were $(0.0) million, $0.0 million and $(0.0) million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2018, 2019 and 2020 was comprised of the Company’s foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Recently Adopted Accounting Changes and Recently Issued Accounting Standards

Recently Adopted Accounting Changes

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the existing incurred loss methodology. The Company adopted this standard in the first quarter of 2020. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard clarifies and simplifies the accounting for income taxes, including guidance related to intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, the methodology for calculating income taxes in an interim period, and the application of income tax guidance to franchise taxes that are partially based on income. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company will adopt this standard in the first quarter of 2021. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

Note 2 —Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2018	2019	2020
Volume-related (1)	$286,684	$273,535	$245,300
Station construction sales	25,501	23,120	26,593
AFTC (2)	26,729	47,123	19,831
Other	7,505	287	—
Total revenue	$346,419	$344,065	$291,724

(1) Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts. See Note 1 and Note 7 for more information about these derivative instruments. For the years ended December 31, 2018, 2019 and 2020, changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $10.3 million, a loss of $6.6 million and a gain of $2.1 million, respectively.

(2) Represents the federal alternative fuel excise tax credit that we refer to as “AFTC”.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $13.0 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, LLC (“NG Advantage”), for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2019 and 2020, these capitalized

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs incurred to fulfill contracts were $10.2 million and $10.4 million with accumulated depreciation of $6.3 million and $7.1 million, respectively, and related depreciation expense of $2.2 million and $0.8 million for the years ended December 31, 2019 and 2020, respectively.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2020, were not materially affected by any factors outside the normal course of business.

As of December 31, 2019 and 2020, the Company’s contract balances were as follows (in thousands):

	2019	2020
Accounts receivable, net	$61,760	$61,784

Contract assets - current	$455	$729
Contract assets - non-current	3,777	3,998
Contract assets - total	$4,232	$4,727

Contract liabilities - current	$5,329	$1,638
Contract liabilities - non-current	6,339	59
Contract liabilities - total	$11,668	$1,697

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from customers of NG Advantage in advance of the performance obligations and are classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets. Billings in excess of revenue recognized of $1.8 million and $1.0 million and advance payments of $3.5 million and $0.6 million are classified as current as of December 31, 2019 and 2020, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognized during the year ended December 31, 2019 related to the Company’s contract liability balances as of December 31, 2018 was $5.9 million. Revenue recognized during the year ended December 31, 2020 related to the Company’s contract liability balances as of December 31, 2019 was $4.8 million. In June 2020, the Company entered into a termination letter between NG Advantage and bp (as defined in Note 3) and paid $7.8 million in satisfaction of the remaining performance obligations, resulting in a reduction of the Company’s contract liability balance as of December 31, 2019 of $7.0 million, and a net revenue impact of $(0.8) million. Contract liabilities increased during the year ended December 31, 2020 as a result of billings in excess of revenue recognized and advance payments received from customers.

Note 3 —Divestitures

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

Under the APA, bp was required, following the closing of the bp Transaction, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain conditions relating to the Assets are met. In February 2018, the Company received $0.9 million in cash for its satisfaction of the performance criteria for the first period under the APA, which ended on December 31, 2017. Upon its receipt of such cash, the Company paid $0.1 million in cash and issued 15,877 shares of the Company’s common stock with a fair value of $0.0 million to former holders of options to purchase membership units in Renewables. The performance criteria for the second period under the APA, which ended on December 31, 2018, was also satisfied, and the Company received a cash payment of $5.4 million in March 2019. During the year ended December 31, 2019, after receipt of the cash payment, the Company paid $0.6 million in cash to former holders of options to purchase membership units in Renewables. In December 2019, the Company and bp entered into an Amendment to the APA (“Amended APA”) which amended the earn-out for years four and five and paid the Company an additional $2.8 million for year three of the earn-out period. As a result of the performance criteria for year three under the APA being satisfied, and the additional $2.8 million received by the Company in December 2019 in accordance with the Amended APA, the Company recognized a gross gain of $8.4 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.9 million as of December 31, 2019. During the year ended December 31, 2020, the Company recognized a gross gain of $1.0 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.1 million as a result of the performance criteria being satisfied for year four under the Amended APA. The Company recognized a net gain of $4.8 million, $7.5 million, and $1.1 million during the years ended December 31, 2018, 2019 and 2020, respectively, which is included in “Gain from sale of certain assets of subsidiary” in the accompanying consolidated statements of operations. Under the Amended APA, bp will pay Renewables up to $4.4 million for 2021, year five of the earn-out period.

As of December 31, 2020, the Company has paid $10.2 million in cash and issued 770,269 shares of the Company’s common stock with a fair value of $2.0 million to former holders of options to purchase membership units in Renewables.

Following the completion of the bp Transaction, Renewables and the Company continue to procure RNG from bp under a long-term supply contract (the “bp Supply Agreement”) and from other RNG suppliers and resell such RNG through the Company’s fueling infrastructure. On October 1, 2018, Renewables and bp amended the bp Supply Agreement to extend the term and add additional RNG supply. bp and Renewables share in the RINs and LCFS Credits generated from the increased RNG supply sold through the Company’s vehicle fueling infrastructure and to other customers. See Note 2 for information on revenue recognition of these credits.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SAFE&CEC S.r.l.

On November 26, 2017, the Company, through its former subsidiary, IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor fueling systems manufacturing subsidiaries, CEC and SAFE S.p.A, in a new company, “SAFE&CEC S.r.l.” (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. At the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l. and LR owns 51% of SAFE&CEC S.r.l.

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations.

During the year ended December 31, 2018, the Company recorded an increase of $1.2 million in anticipated relocation expenses under the investment agreement in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2018 and in “Gain (loss) from formation of equity method investment” in the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company released $0.7 million of this liability resulting in a gain of $0.7 million included in “Gain (loss) from formation of equity method investment” in the accompanying consolidated statements of operations. The Company recorded income (loss) from this investment of $(2.9) million, $0.0 million and $(0.2) million for the years ended December 31, 2018, 2019 and 2020, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $23.7 million and $24.7 million as of December 31, 2019 and 2020, respectively.

Note 4 —Investments in Other Entities and Noncontrolling Interest in a Subsidiary

SAFE&CEC S.r.l.

On December 29, 2017, the Company obtained a 49% ownership interest in SAFE&CEC S.r.l. See Note 3 for more information.

Summarized financial information for SAFE&CEC S.r.l. is as follows (in thousands):

	Year Ended December 31,
	2019	2020
Revenue	$80,886	$89,535
Gross profit	$20,525	$19,008
Operating income (loss)	$1,207	$609
Net income (loss)	$93	$(306)

	As of December 31,
	2019	2020
Current assets	$56,765	$60,406
Non-current assets	56,153	58,140
Total assets	$112,918	$118,546

Current liabilities	$51,911	$55,780
Non-current liabilities	11,952	11,808
Total liabilities	$63,863	$67,588

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MCEP

On September 16, 2014, the Company formed a joint venture with Mansfield Ventures LLC (“Mansfield Ventures”) called Mansfield Clean Energy Partners LLC (“MCEP”), which is designed to provide natural gas fueling solutions to bulk fuel haulers in the United States. The Company and Mansfield Ventures each have a 50% ownership interest in MCEP. The Company accounts for its interest in MCEP using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over MCEP’s operations. The Company recorded income (loss) from this investment of $0.2 million, $(0.1) million and $0.1 million for the years ended December 31, 2018, 2019 and 2020, respectively. The Company had an investment balance in MCEP of $1.6 million as of December 31, 2019 and 2020.

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

NG Advantage has entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In June 2020, the Company paid bp $7.8 million to terminate a portion of the forgoing arrangement. In connection with the foregoing arrangement, on February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and bp pursuant to which the Company guarantees NG Advantage’s payment obligations to bp in the event of default by NG Advantage under the supply arrangement, in an amount up to an aggregate of $30.0 million plus related fees which was reduced to $15.0 million effective June 24, 2020. This guaranty is in effect until thirty days following the Company’s notice to bp of its termination. As initial consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.

On October 1, 2018, the Company purchased 1,000,001 common units from NG Advantage for an aggregate cash purchase price of $5.0 million. This purchase increased Clean Energy’s controlling interest in NG Advantage from 53.5% to 61.7%.

In each month from November 2018 through February 2019, the Company was issued 100,000 additional common units of NG Advantage, for a total of 400,000 common units, pursuant to the guaranty agreement entered in February 2018. The issuance of 400,000 additional common units increased the Company’s controlling interest in NG Advantage to 64.6%.

During the year ended December 31, 2019, the Company agreed to lend NG Advantage up to $26.7 million under a series of promissory notes that were incorporated into a delayed draw convertible promissory note (the “November 2019 Convertible Note”). All outstanding principal under the November 2019 Convertible Note bore interest at a rate of 12.0% per annum, and all unpaid principal and accrued interest under the November 2019 Convertible Note was due on the earlier of December 31, 2019, subject to extension at the Company's discretion, or the occurrence of an event of default (subject to notice requirements and cure periods in certain circumstances). In connection with the promissory notes between NG Advantage and the Company, NG Advantage issued to the Company warrants to purchase 2,086,879 common units. As of December 31, 2019, NG Advantage had an outstanding balance of $26.7 million, plus accrued and unpaid interest, under the November 2019 Convertible Note. This intercompany transaction has been eliminated in consolidation.

On February 6, 2020, the Company converted the outstanding principal and accrued interest under the November 2019 Convertible Note into common units of NG Advantage, resulting in an increase in the Company’s controlling interest in NG Advantage from 64.6% to 93.2%.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 29, 2020, NG Advantage issued to the Company 283,019 common units of NG Advantage pursuant to the guaranty agreement entered in February 2018, which increased the Company’s controlling interest in NG Advantage to 93.3% as of December 31, 2020.

During the year ended December 31, 2020, NG Advantage borrowed $12.9 million from the Company under a series of advance agreements. As of December 31, 2020, NG advantage had an outstanding balance of $12.9 million, plus accrued and unpaid interest under the advance agreements. This intercompany transaction has been eliminated in consolidation.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $5.4 million, $7.2 million and $1.7 million for the years ended December 31, 2018, 2019 and 2020, respectively. The noncontrolling interest was $9.6 million and $9.3 million as of December 31, 2019 and 2020, respectively.

Note 5 —Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2019 and 2020 consisted of the following (in thousands):

	2019	2020
Current assets:
Cash and cash equivalents	$49,207	$108,977
Restricted cash - standby letters of credit	15	—
Total cash, cash equivalents and current portion of restricted cash	$49,222	$108,977

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$4,000
Restricted cash - held as collateral	—	7,000
Total long-term portion of restricted cash	$4,000	$11,000

Total cash, cash equivalents and restricted cash	$53,222	$119,977

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $47.9 million and $107.6 million as of December 31, 2019 and 2020, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Short-term restricted cash consisted of a standby letter of credit that was renewed annually. Long-term restricted cash consisted of a standby letter of credit and cash held as collateral for the benefit of a lender to NG Advantage.

Note 6 — Short-Term Investments

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of December 31, 2020, the Company believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2019 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Municipal bonds and notes	$2,986	$—	$2,986
Zero coupon bonds	33,919	—	33,919
Corporate bonds	19,509	(3)	19,506
Certificates of deposit	518	—	518
Total short-term investments	$56,932	$(3)	$56,929

Short-term investments as of December 31, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
Municipal bonds and notes	$28,998	$—	$28,998
Certificates of deposit	530	—	530
Total short-term investments	$29,528	$—	$29,528

Note 7 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of Total and THUSA (as defined in Notes 12 and 13), for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying consolidated statements of operations.

During 2019 and 2020, the Company entered into fueling agreements with fleet operators under the Zero Now truck financing program. The fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be embedded derivatives and recorded at fair value at the time of execution, with the changes in fair value of the embedded derivatives recognized as earnings in "Product revenue" in the accompanying consolidated statements of operations.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives and embedded derivatives as of December 31, 2019 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Long-term portion of derivative assets, related party	$3,270	$—	$3,270
Fueling agreements:
Prepaid expenses and other current assets	232	—	232
Notes receivable and other long-term assets, net	491	—	491
Total derivative assets	$3,993	$—	$3,993
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$164	$—	$164
Fueling agreements:
Accrued liabilities	42	—	42
Other long-term liabilities	39	—	39
Total derivative liabilities	$245	$—	$245

Derivatives and embedded derivatives as of December 31, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,591	$—	$1,591
Long-term portion of derivative assets, related party	4,057	—	4,057
Fueling agreements:
Prepaid expenses and other current assets	249	—	249
Notes receivable and other long-term assets, net	542	—	542
Total derivative assets	$6,439	$—	$6,439
Liabilities:
Fueling agreements:
Accrued liabilities	$283	—	283
Other long-term liabilities	273	—	273
Total derivative liabilities	$556	$—	$556

As of December 31, 2019 and 2020, the Company had a total volume on open commodity swap contracts of 21.9 million and 16.9 million diesel gallons, respectively, at a weighted-average price per gallon of approximately $3.18.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2019 and 2020, by year with associated volumes:

	December 31, 2019		December 31, 2020
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2020	5,000,000	$3.18	—	$—
2021	5,000,000	$3.18	5,000,000	$3.18
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 —Fair Value Measurements

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

The Company used the income approach to value its outstanding commodity swap contracts and embedded derivatives in its fueling agreements under the Zero Now truck financing program (see Note 7). Under the income approach, the Company used a discounted cash flow (“DCF”) model in which cash flows anticipated over the term of the contracts are discounted to their present value using an expected discount rate. The discount rate used for cash flows reflects the specific risks in spot and forward rates and credit valuation adjustments. This valuation approach is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments are Ultra-Low Sulfur Diesel (“ULSD”) forward prices and differentials from ULSD to Petroleum Administration for Defense District (“PADD”) regions. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the ULSD forward prices is accompanied by a directionally opposite but less extreme change in the ULSD-PADD differential.

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2019 and 2020:

	December 31, 2019		December 31, 2020
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81	$1.47 - $1.54	$1.50
Historical Differential to PADD 3 Diesel	$0.79 - $1.16	$0.91	$0.81 - $1.58	$0.99
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78	$1.66 - $2.58	$2.01

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2019 and 2020:

	December 31, 2019		December 31, 2020
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.76 - $1.88	$1.81	$1.47 - $1.54	$1.50
Historical Differential to PADD 3 Diesel	$0.79 - $1.16	$0.91	$0.81 - $1.58	$0.99
Historical Differential to PADD 5 Diesel	$1.32 - $2.30	$1.78	$1.66 - $2.58	$2.01

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

There were no transfers of assets between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2019 or 2020.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$2,986	$—	$2,986	$—
Zero coupon bonds	33,919	—	33,919	—
Corporate bonds	19,506	—	19,506	—
Certificates of deposit (1)	518	—	518	—
Commodity swap contracts (2)	3,270	—	—	3,270
Embedded derivatives (3)	723	—	—	723
Liabilities:
Commodity swap contracts (2)	$164	$—	$—	$164
Embedded derivatives (3)	81	—	—	81
Warrants (4)	40	—	—	40

	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$28,998	$—	$28,998	$—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	5,648	—	—	5,648
Embedded derivatives (3)	791	—	—	791
Liabilities:
Embedded derivatives (3)	$556	$—	$—	$556
(1)	Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 6 for more information.
(2)	Included in “Derivative liabilities, related party” and “Long-term portion of derivative assets, related party” as of December 31, 2019, and “Derivative assets, related party” and “Long-term portion of derivative assets, related party” as of December 31, 2020, in the accompanying consolidated balance sheets. See Note 7 for more information.
(3)	Included in "Prepaid expenses and other current assets", "Notes receivable and other long-term assets, net", “Accrued liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets. See Note 7 for more information.
(4)	Included in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2019. The warrants expired on July 2, 2020.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2018	$10,332	$—	$—	$—	$(1,079)
Settlements, net	667	—	—	—	—
Total gain (loss)	(7,729)	723	(164)	(81)	1,039
Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)

Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(1,652)	—	56	—	—
Total gain (loss)	4,030	68	108	(475)	40
Balance as of December 31, 2020	$5,648	$791	$—	$(556)	$—

Change in unrealized gain (loss) for the year ended December 31, 2019 included in earnings	$(7,062)	$723	$(164)	$(81)	$1,039
Change in unrealized gain (loss) for the year ended December 31, 2020 included in earnings	$2,378	$68	$164	$(475)	$40

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2019 and 2020. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 9 —Other Receivables

Other receivables as of December 31, 2019 and 2020 consisted of the following (in thousands):

	2019	2020
Loans to customers to finance vehicle purchases	$653	$394
Accrued customer billings	6,124	6,335
Fuel tax credits	69,585	10,556
Other	8,536	6,370
Total other receivables	$84,898	$23,655

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 —Land, Property and Equipment

Land, property and equipment, net as of December 31, 2019 and 2020 consisted of the following (in thousands):

	2019	2020
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	324,431	344,839
Trailers	79,477	79,860
Other equipment	101,655	89,276
Construction in progress	75,232	73,272
	678,904	685,356
Less accumulated depreciation	(354,992)	(394,445)
Total land, property and equipment, net	$323,912	$290,911

Included in "Land, property and equipment, net" are capitalized software costs of $30.4 million and $32.3 million as of December 31, 2019 and 2020, respectively. Accumulated amortization of the capitalized software costs is $26.3 million and $28.8 million as of December 31, 2019 and 2020, respectively.

The Company recorded amortization expense related to the capitalized software costs of $3.7 million, $3.9 million and $2.5 million during the years ended December 31, 2018, 2019 and 2020, respectively.

As of December 31, 2019 and 2020, $3.0 million and $1.7 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying consolidated balance sheets which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

Note 11 —Accrued Liabilities

Accrued liabilities as of December 31, 2019 and 2020 consisted of the following (in thousands):

	2019	2020
Accrued alternative fuels incentives (1)	$27,839	$18,175
Accrued employee benefits	2,276	4,282
Accrued interest	220	512
Accrued gas and equipment purchases	11,383	9,897
Accrued property and other taxes	3,732	3,094
Accrued salaries and wages	9,105	7,646
Embedded derivatives	42	283
Other (2)	13,100	8,748
Total accrued liabilities	$67,697	$52,637
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 —Debt

Debt obligations as of December 31, 2019 and 2020 consisted of the following (in thousands):

	December 31, 2019
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
7.5% Notes	$50,000	$17	$49,983
NG Advantage debt	33,898	192	33,706
SG Facility	4,400	—	4,400
Other debt	796	—	796
Total debt	89,094	209	88,885
Less amounts due within one year	(56,097)	(84)	(56,013)
Total long-term debt	$32,997	$125	$32,872

	December 31, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
bp Loan	$50,000	$—	$50,000
NG Advantage debt	29,535	117	29,418
SG Facility	5,100	—	5,100
Other debt	1,162	—	1,162
Total debt	85,797	117	85,680
Less amounts due within one year	(3,631)	(39)	(3,592)
Total long-term debt	$82,166	$78	$82,088

The following is a summary of the aggregate maturities of debt obligations for each of the annual periods subsequent to December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
bp Loan	$—	$50,000	$—	$—	$—	$—	$50,000
NG Advantage debt	3,270	3,425	8,976	4,162	1,397	8,305	29,535
SG Facility	—	—	—	5,100	—	—	5,100
Other Debt	361	378	262	161	—	—	1,162
Total	$3,631	$53,803	$9,238	$9,423	$1,397	$8,305	$85,797

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement.  As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement.  As of December 31, 2020, the Company had $5.1 million outstanding on the SG Facility and no events of defaults had occurred.

Total Credit Support Agreement

On January 2, 2019, the Company entered into a credit support agreement (“CSA”) with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of Total (as defined in Note 13). Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay SG up to $100.0 million in SG Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate Loan amount for the preceding calendar quarter.

Following any payment by THUSA to SG under the Guaranty, the Company would be obligated to immediately pay to THUSA the full amount of such payment plus interest on such amount at a rate equal to LIBOR plus 1.0%. In addition, the Company would be obligated to pay and reimburse THUSA for all reasonable out-of-pocket expenses it incurs in the performance of its services under the CSA, including all reasonable out-of-pocket attorneys’ fees and expenses incurred in connection with the payment to SG under the Guaranty or any enforcement or attempt to enforce any of the Company’s obligations under the CSA. The CSA includes customary representations and warranties and affirmative and negative covenants by the Company. In addition, upon the occurrence of a “Trigger Event” and during its continuation, THUSA

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may, among other things: elect not to guarantee additional Loans; declare all or any portion of the outstanding amounts the Company owes THUSA under the CSA to be due and payable; and exercise all other rights it may have under applicable law. Each of the following events constitutes a Trigger Event: the Company defaults with respect to any payment obligation under the CSA; any representation or warranty made by the Company in the CSA was false, incorrect, incomplete or misleading in any material respect when made; the Company fails to observe or perform any material covenant, obligation, condition or agreement in the CSA; or the Company defaults in the observance or performance of any agreement, term or condition contained in any other agreement with THUSA or an affiliate of THUSA.

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

NG Advantage Debt

On May 12, 2016 and January 24, 2017, respectively, NG Advantage entered into a Loan and Security Agreement (the “Commerce LSA”) with Commerce Bank & Trust Company (“Commerce”), pursuant to which Commerce agreed to lend NG Advantage $6.3 million and $6.2 million, respectively. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal for both loans were payable monthly in 84 equal monthly installments at an annual rate of 4.41% and 5.0%, respectively. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Commerce under the Commerce LSA, NG Advantage pledged to and granted Commerce a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Commerce LSA. In December 2020, the outstanding principal balance plus accrued and unpaid interest were paid off in conjunction with the Berkshire ALA described below.

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

On December 10, 2020, NG Advantage entered an Amended and Restated Loan and Security Agreement with Berkshire Bank (“Berkshire ALA”) to substitute and replace the two existing loans with Berkshire Bank dated May 12, 2016 and January 24, 2017 (collectively, the “Original Debt”). The Berkshire ALA provides NGA a 5-year term loan of $14.5 million with principal and interest due monthly beginning February 1, 2021 at an annual interest rate of 5% maturing on January 1, 2026. NG Advantage used the funds provided by the Berkshire ALA to repay in full the outstanding principal balance plus accrued and unpaid interest of the Original Debt, and to repay the outstanding balances of certain other financing obligations to unrelated lenders, Nations and Liberty. The Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit. NG Advantage has pledged as collateral certain assets and equipment including trailers under the Berkshire ALA, and the Company has provided a limited guaranty of up to $7.0 million classified in “Long-term portion of restricted cash” on the accompanying consolidated balance sheet. As a result of the Berkshire ALA transaction, during the year ended December 31, 2020, the Company recognized a $1.2 million loss on extinguishment of debt which is included in “Interest expense” in the accompanying statements of operations.

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

On January 17, 2019, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “Nations MLA”) with Nations Fund I, LLC (“Nations”). Pursuant to the Nations MLA, NG Advantage received $3.4 million in cash, net of the first month’s lease payment, for CNG trailers and simultaneously leased them back from Nations for four years commencing February 1, 2019 with interest and principal payable in 48 equal monthly installments at an

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual rate of 9.18%. In December 2020, NG Advantage paid $2.5 million to settle the outstanding liability of $2.2 million in conjunction with the Berkshire ALA described above. Upon such payment, the Nations MLA was cancelled in full.

In October 2019, NG Advantage entered into a sale-leaseback arrangement through a Master Equipment Lease Agreement (the “Liberty MLA”) with Liberty Commercial Finance LLC (“Liberty”). Pursuant to the Liberty MLA, NG Advantage sold compression equipment for a purchase price of $7.5 million and simultaneously leased it back for a term of five years with interest and principal payable in equal monthly installments at an annual rate of 10.47%. Of the purchase price, NG Advantage received $5.3 million in cash and $2.2 million was held as a security deposit. In December 2020, NG Advantage paid $6.7 million to settle the outstanding liability of $6.0 million in conjunction with the Berkshire ALA described above. Upon such payment, the Liberty MLA was cancelled in full.

bp Loan

On December 18, 2020, the Company entered a Memorandum of Understanding (“MOU”) with bp Products North America Inc, a subsidiary of BP p.l.c. (“bp”). Pursuant to the MOU the Company and bp intend to create a joint venture to develop, own, and operate RNG production facilities at dairies. Contemporaneous with the execution of the MOU, the Company and bp executed a loan agreement whereby bp advanced $50.0 million (“bp Loan”) to fund capital costs and expenses incurred prior to formation of the joint venture. The Company expects that all unpaid principal and accrued interest outstanding under the bp Loan will be contributed to the joint venture, provided that if the joint venture is not formed by April 30, 2022, the Company is obligated to repay the outstanding principal and accrued interest within five days of April 30, 2022. The bp Loan bears interest at the rate per annum equal to LIBOR plus 4.33%.

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75%with a weighted-average interest rate of 4.78% and 4.38% as of December 31, 2019 and 2020, respectively.

Note 13 —Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. As of December 31, 2020, the Company was authorized to issue 305,000,000 shares, of which 304,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

The Company did not declare or pay any dividends during the years ended December 31, 2018, 2019 or 2020.

Voting Rights

Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.

Total Private Placement

On May 9, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Total Marketing Services, S.E. (“TMS”), a wholly owned subsidiary of Total S.E. (“Total”). Pursuant to the Purchase Agreement, the Company agreed to sell and issue, and TMS agreed to purchase, up to 50,856,296 shares of the Company’s common stock at a purchase price of $1.64 per share, all in a private placement (the “Total Private Placement”). The purchase price per share was determined based on the volume-weighted average price for the Company’s common stock

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between March 23, 2018 (the day on which discussions began between the Company and Total) and May 3, 2018 (the day on which the Company agreed in principle with Total regarding the structure and basic terms of its investment). As of the date of the Purchase Agreement, Total did not hold or otherwise beneficially own any shares of the Company’s common stock, and Total has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of the Company’s common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, to not purchase shares of the Company’s common stock or otherwise pursue transactions that would result in Total beneficially owning more than 30.0% of the Company’s equity securities without the approval of the Company’s board of directors.

On June 13, 2018, the Company and TMS closed the Total Private Placement, in which: (1) the Company issued to TMS all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in Total beneficially holding approximately 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of September 30, 2018; (2) Total paid to the Company an aggregate of $83.4 million in gross proceeds, which the Company has used and expects to continue to use for working capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and Total entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $1.9 million.

Pursuant to the Purchase Agreement, the Company and Total also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2020, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

Other

As of December 31, 2019, a third-party held outstanding warrants, which expired unexercised in July 2020, to purchase equity interests in NG Advantage. The warrants were accounted for as liability classified warrants. The fair value was $0.0 million as of December 31, 2019, and the gain (loss) from the change in fair value was $(0.5) million, $1.0 million and $0.0 million for the years ended December 31, 2018, 2019 and 2020, respectively, (see Note 8 for more information).

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of December 31, 2020, the Company had utilized $14.5 million under the Repurchase Program to repurchase 7,744,386 shares of its common stock for a total cost of $14.6 million. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2018	2019	2020
Stock-based compensation expense, net of $0 tax in 2018, 2019, and 2020	$5,307	$3,880	$2,957

Equity Incentive Plans

In December 2006, the Company adopted its 2006 Equity Incentive Plan (“2006 Plan”), which became effective on May 24, 2007, the date the Company completed its initial public offering of common stock.

In May 2016, the Company adopted its 2016 Performance Incentive Plan (“2016 Plan”), which became effective on May 26, 2016, the date of approval of the 2016 Plan by the Company’s stockholders. The 2006 Plan became unavailable for new awards upon the effectiveness of the 2016 Plan. Unissued awards under the 2006 Plan are not available for future grant under the 2016 Plan. If any outstanding award under the 2006 Plan expires or is canceled, the shares allocable to the unexercised portion of that award will be added to the share reserve under the 2016 Plan and will be available for grant under the 2016 Plan.

In May 2020, the Company adopted its Amended and Restated 2016 Performance Incentive Plan (“Amended 2016 Plan”), which increased the aggregate number of shares of the Company’s common stock to be delivered pursuant to all awards granted under the 2016 Performance Incentive Plan by an additional 17,500,000 shares, and became effective on May 15, 2020, the date of approval of the Amended 2016 Plan by the Company’s stockholders.  As of December 31, 2020, the Company had 19,132,051 shares available for future grant under the Amended 2016 Plan.

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2019	9,121,665	$6.32
Granted	1,192,288	2.56
Exercised	(647,363)	2.39
Forfeited or expired	(1,523,759)	10.02
Options outstanding as of December 31, 2020	8,142,831	$5.38	5.74	$31,362
Options exercisable as of December 31, 2020	6,029,564	$6.51	4.83	$19,348
Options vested and expected to vest as of December 31, 2020	8,142,831	$5.38	5.74	$31,362

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, there was $1.6 million of total unrecognized compensation cost related to unvested shares underlying outstanding stock options. That cost is expected to be expensed over a remaining weighted average period of 1.36 years. The total fair value of shares vested during the year ended December 31, 2020 was $2.2 million.

The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Year Ended December 31,
	2018	2019	2020
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.2% to 74.6%	57.3% to 61.5%	65.8% to 83.9%
Risk-free interest rate	2.70% to 2.71%	2.11% to 2.53%	0.37% to 1.21%
Expected life in years	6.0	6.0	6.0

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

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2018, 2019 and 2020, were $0.88, $1.28 and $1.54, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2019 and 2020 were $0.0 million, $0.1 million and $1.8 million, respectively. The Company recorded $2.0 million, $2.2 million and $1.7 million of stock option expense during the years ended December 31, 2018, 2019 and 2020, respectively. The Company has not recorded any tax benefit related to its stock option expense.

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

The following table summarizes the Company’s Service-Based RSU activity for the year ended December 31, 2020:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
RSU outstanding and unvested as of December 31, 2019	1,231,805	$1.71
Granted	554,192	2.56
Vested	(756,031)	1.92
Forfeited or expired	(51,250)	1.95
RSU outstanding and unvested as of December 31, 2020	978,716	$1.71

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2018 and 2020 was $1.36 and $2.56, respectively. There were no RSUs granted during the year ended December 31, 2019.

As of December 31, 2020, there was $1.1 million of total unrecognized compensation cost related to unvested shares underlying outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of 1.24 years.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $3.0 million, $1.5 million and $1.0 million of expense during the years ended December 31, 2018, 2019 and 2020, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $0.0 million of expense related to the ESPP during each of the years ended December 31, 2018, 2019 and 2020. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2020, the Company had issued an aggregate of 635,448 shares pursuant to the ESPP.

Note 14 —Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2018, 2019 and 2020 are as follows (in thousands):

	2018	2019	2020
U.S.	$(9,153)	$14,981	$(11,216)
Foreign	311	(864)	(4)
Total income (loss) before income taxes	$(8,842)	$14,117	$(11,220)

The provision for income taxes for the years ended December 31, 2018, 2019 and 2020 consists of the following (in thousands):

	2018	2019	2020
Current:
State	$341	$116	$80
Foreign	—	4	109
Total current	341	120	189
Deferred:
Federal	—	293	48
State	—	445	72
Total deferred	—	738	120
Total expense	$341	$858	$309

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense (benefit) for the years ended December 31, 2018, 2019 and 2020 computed using the federal income tax rate of 21% as of December 31, 2018, 2019 and 2020 as a result of the following (in thousands):

	2018	2019	2020
Computed expected tax (benefit)	$(1,857)	$2,964	$(2,356)
Nondeductible expenses	5,674	3,087	2,775
Tax rate differential on foreign earnings	(56)	245	(144)
Joint ventures	2,080	3,745	(5,059)
Tax credits	(6,603)	(10,314)	(4,037)
Other	985	665	1,559
Change in valuation allowance	118	466	7,571
Total tax expense	$341	$858	$309

The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply to vehicle fuel sales made from January 1, 2017 through December 31, 2017. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2017 calendar year was recognized and collected during the year ended December 31, 2018. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar year was recognized during the year ended December 31, 2019. AFTC revenue for vehicle fuel the Company sold in the 2020 calendar year was recognized during the year ended December 31, 2020.

The Company recorded a federal tax benefit of $6.1 million, $10.5 million and $4.2 million related to the exclusion of AFTC associated with 2018, 2019 and 2020 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company’s deferred tax asset attributed to its federal net operating loss carryforwards and the Company’s deferred tax asset valuation allowance.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2020 are as follows (in thousands):

	2019	2020
Deferred tax assets:
Accrued expenses	$4,899	$4,940
Lease obligations	7,338	6,938
Alternative minimum tax and general business credits	6,651	6,233
Stock option expense	9,254	6,648
Other	1,456	1,545
Depreciation and amortization	—	1,635
Loss carryforwards	107,722	119,708
Total deferred tax assets	137,320	147,647
Less valuation allowance	(122,147)	(134,974)
Net deferred tax assets	15,173	12,673
Deferred tax liabilities:
Right-of-use assets	(7,338)	(6,788)
Commodity swap contracts	(998)	(1,596)
Depreciation and amortization	(911)	—
Goodwill	(1,910)	(2,221)
Investments in joint ventures and partnerships	(4,754)	(2,926)
Total deferred tax liabilities	(15,911)	(13,531)
Net deferred tax liabilities	$(738)	$(858)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, the Company had federal, state and foreign net operating loss carryforwards of approximately $468.4 million, $338.7 million and $2.2 million, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2020 and 2030, respectively. The Company also has federal tax credit carryforwards of $6.2 million that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company’s net operating loss and tax credit carryforwards may be limited in future periods.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2019 and 2020, the Company provided a valuation allowance of $122.1 million and $135.0 million, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The increase in the valuation allowance for the year ended December 31, 2020 of $12.8 million was primarily attributable to an increase in losses without benefit.

For the year ended December 31, 2020, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $45.3 million as of December 31, 2020 that, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2018, 2019 and 2020 (in thousands):

Unrecognized tax benefit—December 31, 2018	$36,243
Gross increases—tax positions in current year	5,232
Unrecognized tax benefit—December 31, 2019	41,475
Gross increases—tax positions in current year	2,954
Gross increases—tax positions in prior year	870
Unrecognized tax benefit—December 31, 2020	$45,299

The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2019 and 2020 is primarily attributable to the portion of AFTC offset by the fuel tax the Company collected from its customers.

ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. In addition to the unrecognized tax benefits noted above, the Company accrued $0.0 million of interest expense as of December 31, 2019 and 2020. The Company recognized interest expense related to uncertain tax positions of $0.0 million for each of the years ended December 31, 2018, 2019 and 2020.

During the year ended December 31, 2018, the IRS concluded its examination of the Company’s U.S. federal income tax returns for the year ended December 31, 2015 and did not propose any significant adjustments to the Company’s tax positions.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2017 through 2020 are subject to examination by various tax authorities. While the Company is no longer subject to U.S. examination for years before 2017, and for state tax examinations for years before 2016, taxing authorities

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE&CEC S.r.l. for taxes that are imposed on CEC for pre-contribution tax periods.

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

Note 15 —Commitments and Contingencies

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into one long-term CNG supply contract to purchase CNG, on a take-or-pay basis, that expires in June 2022. As of December 31, 2020, the fixed commitments under this contract totaled approximately $0.2 million and $0.1 million for the years ending December 31, 2021 and 2022, respectively.

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through June 2023. As of December 31, 2020, the fixed commitments under these contracts totaled approximately $1.2 million for each of the years ending December 31, 2021, 2022 and 2023.

Long-Term Natural Gas Supply Contract

In June 2017, the Company’s subsidiary, NG Advantage, entered into an arrangement with bp for the supply, sale and transportation of CNG over a five-year period starting in December 2018 and expiring March 2022 (see Note 4). The arrangement is customary and ordinary course. As of December 31, 2020, the commitments for the specified volume under this contract were estimated to be approximately $1.2 million for the year ending December 31, 2022. There is no commitment for the year ending December 31, 2021.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 —Leases

The Company’s operating leases are comprised of real estate for fueling stations, office spaces, warehouses, a LNG liquefaction plant, and office equipment, and its finance leases are comprised of vehicles.

NG Advantage has provided residual value guarantees on leases of certain vehicles aggregating $1.0 million to the lessors. NG Advantage expects to owe these amounts in full and therefore they have been included in the measurement of the lease liabilities and ROU assets.

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

Lessee Accounting

As of December 31, 2019 and 2020, the Company’s finance and operating lease asset and liability balances were as follows (in thousands):

	2019	2020
Finance leases:
Land, property and equipment, gross	$5,177	$4,915
Accumulated depreciation	(2,134)	(1,905)
Land, property and equipment, net	$3,043	$3,010

Current portion of finance lease obligations	$615	$840
Long-term portion of finance lease obligations	2,715	2,552
Total finance lease liabilities	$3,330	$3,392

Operating leases:
Operating lease right-of-use assets (1)	$28,627	$25,967

Current portion of operating lease obligations	$3,359	$2,822
Long-term portion of operating lease obligations	26,206	23,698
Total operating lease liabilities	$29,565	$26,520

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense for finance and operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2019	2020
Finance leases:
Depreciation on assets under finance leases	$498	$733
Interest on lease liabilities	189	185
Total finance leases expense	$687	$918

Operating leases:
Lease expense	$6,630	$6,287
Lease expense on short-term leases	1,950	847
Variable lease expense	2,755	2,593
Sublease income	(206)	(736)
Total operating leases expense	$11,129	$8,991

Supplemental information on finance and operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2020
Operating cash outflows from finance leases	$189	$185
Operating cash outflows from operating leases	$5,350	$5,503
Financing cash outflows from finance leases	$1,667	$1,242

Assets obtained in exchange for new finance lease liabilities (1)	$519	$1,337
ROU assets obtained in exchange for operating lease liabilities (1)	$31,861	$96

	December 31,	December 31,
	2019	2020
Weighted-average remaining lease term - finance leases	4.49 years	3.59 years
Weighted-average remaining lease term - operating leases	11.10 years	10.81 years

Weighted-average discount rate - finance leases	5.09%	5.27%
Weighted-average discount rate - operating leases	8.29%	8.40%
(1)	These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing and financing activities.

The following schedule represents the Company’s maturities of finance and operating lease liabilities as of December 31, 2020 (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2021	$990	$4,707
2022	756	3,788
2023	658	3,713
2024	1,062	3,704
2025	314	3,560
Thereafter	—	21,588
Total minimum lease payments	3,780	41,060
Less amount representing interest	(388)	(14,540)
Present value of lease liabilities	$3,392	$26,520

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2019 and 2020, the Company recognized $0.1 million and $0.5 million, respectively, in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of December 31, 2020 (in thousands):

Fiscal year:
2021	$1,402
2022	1,182
2023	962
2024	962
2025	962
Thereafter	3,358
Total minimum lease payments	8,828
Less amount representing interest	(2,349)
Present value of lease receivables	$6,479

Note 17 —401(k) Plan

The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For each of the years ended December 31, 2018, 2019 and 2020 the Company contributed approximately $1.3 million, $1.3 million and $1.5 million, respectively, of matching contributions to the Savings Plan.

Note 18 – Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2018, 2019 and 2020 (in thousands, except share and per share amounts):

	2018	2019	2020
Net income (loss) attributable to Clean Energy Fuels Corp.	$(3,790)	$20,421	$(9,864)

Weighted average common shares outstanding	180,655,435	204,573,287	200,657,912
Dilutive effect of potential common shares from restricted stock units and stock options	—	1,414,222	—
Weighted average common shares outstanding - diluted	180,655,435	205,987,509	200,657,912
Basic income (loss) per share	$(0.02)	$0.10	$(0.05)
Diluted income (loss) per share	$(0.02)	$0.10	$(0.05)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

(in shares)	2018	2019	2020
Stock options	8,699,677	7,652,463	8,142,831
Convertibles notes	3,164,557	3,164,557	1,112,783
Restricted stock units	2,279,601	—	978,716

Note 19 —Related Party Transactions

Total S.E.

During the years ended December 31, 2019 and 2020, the Company recognized revenue of $1.7 million and $7.8 million, respectively, related to RINs sold to Total in the ordinary course of business and settlements on commodity swap contracts (Note 7). As of December 31, 2019 and 2020, the Company had receivables from TOTAL of zero and $0.9 million, respectively.

During the years ended December 31, 2019 and 2020, the Company paid TOTAL $1.3 million and $0.7 million for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 7), and the guaranty fee under the CSA (Note 12). As of December 31, 2019 and 2020, the amount due to TOTAL was immaterial.

SAFE&CEC S.r.l

During the years ended December 31, 2019 and 2020, the Company received $0.2 million and $1.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2019 and 2020, the Company had receivables from SAFE&CEC S.r.l. of $0.9 million and $0.2 million, respectively.

During the years ended December 31, 2019 and 2020, the Company paid SAFE&CEC S.r.l. $3.3 million and $4.8 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2019 and 2020, the Company had payables to SAFE&CEC S.r.l. of $0.8 million and $0.9 million, respectively.

Note 20 —Reportable Segments and Geographic Information

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2018	2019	2020
Revenue:
United States	$337,531	$338,549	$281,546
Canada	8,888	5,516	10,178
Total revenue	$346,419	$344,065	$291,724
Operating income (loss):
United States	$3,548	$10,805	$(9,853)
Canada	347	(877)	9
Total operating income (loss)	$3,895	$9,928	$(9,844)
Long-lived assets:
United States	$442,897	$415,548	$383,463
Canada	285	226	202
Total long-lived assets	$443,182	$415,774	$383,665

The Company’s goodwill and intangible assets as of December 31, 2018, 2019 and 2020 relate to its United States operations, and its subsidiaries, Clean Energy Cryogenics and NG Advantage (see Note 4).

Note 21 —Concentrations

During the years ended December 31, 2018, 2019 and 2020, one, one, and three suppliers, respectively, each accounted for 10%or more of the Company’s natural gas expense related to CNG and LNG purchases.

During the years ended December 31, 2018, 2019 and 2020, no single customer accounted for 10% or more of the Company’s total revenue.

Note 22 —Subsequent Events

Total Joint Venture

On March 3, 2021, the Company entered an agreement (“Total JV Agreement”) with Total that created a 50/50 joint venture (“Total JV”) to develop ADG RNG production facilities in the U.S. The Total JV Agreement contemplates that the Total JV will invest up to $400 million of equity in production projects, and Total and the Company each committed to initially provide $50 million for the Total JV. Pursuant to the Total JV Agreement, the Company and Total have given the Total JV a limited right of first opportunity to invest in ADG RNG projects they respectively originate. To fund the Company’s equity in the Total JV, the Company has the option to borrow $20 million from Société Générale pursuant to the term credit agreement described in Note 12.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. “Financial Statements and Supplementary Data” of this report.

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

The remaining information required by this item is incorporated by reference to the disclosure under (i) “Proposal 1: Election of Directors-General,” “Proposal 1: Election of Directors-Director Nominees” and “Information About Executive Officers,” as it relates to the information about our directors, director nominees and executive officers required by Item 401 of Regulation S-K promulgated by the SEC, (ii) “Other Matters-Delinquent Section 16(a) Reports,” and (iii) “Corporate Governance-Board and Committee Composition” and “Corporate Governance-Board Committees,” as it relates to the information about the audit committee of our Board of Directors required by Item 407(d)(4) and (d)(5) of Regulation S-K promulgated by the SEC, in each case in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference to the disclosure under “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report,” in each case in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the disclosure under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans-Securities Authorized for Issuance Under Equity Compensation Plans,” in each case in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the disclosure under (i) “Corporate Governance-Board and Committee Composition,” as it relates to the information about director independence required by Item 407(a) of Regulation S-K promulgated by the SEC, and (ii) “Certain Relationships and Related Party Transactions,” in each case in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 14.   Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the disclosure under “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Independent Registered Public Accounting Firm Fees and Services” and “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures,” in each case in our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

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

Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowance for	Allowance for
	Credit Losses	Credit Losses
	on Accounts	on Notes
	Receivables	Receivables
Balance as of December 31, 2017	$1,276	$4,544
Charges (benefit) to operations	1,169	—
Deductions	(526)	(381)
Balance as of December 31, 2018	1,919	4,163
Charges (benefit) to operations	908	931
Deductions	(415)	(1,763)
Balance as of December 31, 2019	2,412	3,331
Charges (benefit) to operations	796	1,250
Deductions	(1,873)	(476)
Balance as of December 31, 2020	$1,335	$4,105

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

		Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.2	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.3	Description of Clean Energy Fuels Corp. Capital Stock.	Filed as Exhibit 4.11 to the Annual Filing on Form 10-K for the fiscal year ended 2019.	March 10, 2020

10.1+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.2+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.3†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.4+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.5	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.6	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on

10.7+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.8+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015.	May 11, 2015

10.9+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8‑K.	December 31, 2015

10.10+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8‑K.	December 31, 2015

10.11+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8‑K.	December 31, 2015

10.12+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8‑K.	December 31, 2015

10.13+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

10.14+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.15+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.16+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	May 4, 2017

10.17	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
10.18	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.19	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.20	Form of Registration Rights Agreement dated June 13, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.21	Term Credit Agreement, dated as of January 2, 2019, between the Registrant and Société Générale.	Filed as Exhibit 1.129 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.22	Credit Support Agreement, dated as of January 2, 2019, by and between the Registrant and Total Holdings USA, Inc.	Filed as Exhibit 1.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.23	Amended and Restated 2016 Performance Incentive Plan.	Filed as Exhibit 10.1 to the Current Report on Form 8-K.	May 18, 2020

10.24*††	Memorandum of Understanding, dated December 18, 2020, between Clean Energy and BP Products North America Inc.

10.25*††	USD $50,000,000 Loan Agreement, dated December 18, 2020, between Clean Energy and BP Products North America Inc.

10.26*††	Joint Venture Agreement, dated March 3, 2021, between Clean Energy Renewable Fuels, LLC and Total Biogas Holdings USA, LLC.

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

31.1*

Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
31.2*

Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland Chief Financial Officer.

99.1	Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders’ Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
§	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC.
†	Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.
††	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
*	Filed herewith.

**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

By:	/s/ ANDREW J. LITTLEFAIR
Andrew J. Littlefair
President and Chief Executive Officer

Date: March 9, 2021

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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2021
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2021
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	March 9, 2021
Stephen A. Scully

/s/ LIZABETH ARDISANA	Director	March 9, 2021
Lizabeth Ardisana

/s/ PHILIPPE CHARLEUX	Director	March 9, 2021
Philippe Charleux

/s/ JOHN S. HERRINGTON	Director	March 9, 2021
John S. Herrington

/s/ JAMES C. MILLER III	Director	March 9, 2021
James C. Miller III

/s/ THOMAS MAURISSE	Director	March 9, 2021
Thomas Maurisse

/s/ KENNETH M. SOCHA	Director	March 9, 2021
Kenneth M. Socha

/s/ VINCENT C. TAORMINA	Director	March 9, 2021
Vincent C. Taormina

/s/ PARKER WEIL	Director	March 9, 2021
Parker Weil