Form 10-K/A
period 2020-12-31
Clean Energy Fuels Corp.
filed 2021-04-29
CIK 1368265

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

As of April 19, 2021, there were 199,857,559 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Clean Energy Fuels Corp.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amended Report") amends the original Annual Report on Form 10-K of Clean Energy Fuels Corp. (the "Company," “we,” “our,” or “us”) for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC") on March 9, 2021 (the "Original Report"). This Amended Report amends and restates the Original Report to include the information required by Part III - Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K (the “Part III Information”). In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15(a)(3) of Part IV of the Original Report is being amended and restated solely to include as exhibits the certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act.

The Part III Information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report.

Except as set forth in this Amended Report, no other changes have been made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report, and the Company's other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

Our Board of Directors (the “Board”), acting pursuant to our amended and restated bylaws, has determined that the number of directors constituting the full Board is to be ten. Following the resignation of John Herrington from the Board effective March 12, 2021, the number of directors on the Board is currently nine, leaving one vacancy. The names of the current members of the Board, their ages as of the date of this Amended Report, their current positions and offices with our Company and other information about their professional backgrounds are shown below.

Mr. Maurisse was appointed as a director in February 2021 pursuant to director designation rights granted to Total Marketing Services S.A. (“TMS”), a direct wholly owned subsidiary of TOTAL S.E. (“Total”) in June 2018. Mr. Charleux, a director elected by our stockholders at our 2020 annual meeting of stockholders, was initially appointed to the Board in February 2020 pursuant to the director designation rights granted to TMS in 2018. See “Certain Relationships and Related Party Transactions” in Item 13 below for further information about the director designation rights granted to TMS.

There are no family relationships between any director and any director or one of the Company’s executive officers. In addition, except as described above with respect to Messrs. Charleux and Maurisse, there are no arrangements or understandings between any director or nominee and any other person pursuant to which such individual was or is selected as a director or nominee.

Name of Director	Age	Position(s) and Office(s)
Andrew J. Littlefair	60	President, Chief Executive Officer and Director
Stephen A. Scully	61	Chairman of the Board
Lizabeth Ardisana	69	Director
Philippe Charleux	59	Director
Thomas Maurisse	40	Director
James C. Miller III	78	Director
Kenneth M. Socha	74	Director
Vincent C. Taormina	65	Director
Parker A. Weil	55	Director

Andrew J. Littlefair, one of our founders, has served as our President, Chief Executive Officer and a director since June 2001. From 1996 to 2001, Mr. Littlefair served as President of Pickens Fuel Corp., and from 1987 to 1996, Mr. Littlefair served in various management positions at Mesa, Inc., an energy company. From 1983 to 1987, Mr. Littlefair served in the Reagan Administration as a Staff Assistant to the President. Mr. Littlefair served as Chairman of NGV America, the leading U.S. advocacy group for natural gas vehicles, from March 1993 to March 2011. Mr. Littlefair has served on the board of directors of Hilltop Holdings Inc. (formerly PlainsCapital Corporation), a reporting company under the Exchange Act, since 2009. Mr. Littlefair earned a B.A. from the University of Southern California.

Mr. Littlefair brings to our Board his experience as a co-founder and the Chief Executive Officer of our Company, which gives him unique insight into our Company’s operations, challenges and opportunities.

Stephen A. Scully has served as a director of our Company since January 2014 and was appointed as Chairman of the Board on January 1, 2018. Mr. Scully was founder and President of the Scully Companies, a California-based truck leasing and specialized contract carriage provider. He started the Scully Companies immediately after graduating from the University of Southern California in 1981 and subsequently sold it to Ryder System in January 2011. The Scully Companies was the largest independent asset-based logistics provider in the western United States. Since selling the Scully Companies, Mr. Scully has been a private investor. Additionally, he was the Chairman of the Board of the National Truck Leasing System from 1999 to 2010, a board member of the Truck Rental and Leasing Association from 1990 to 1999, a board member of Ameriquest Transportation and Logistics Resources from 2007 to 2008 and is a former member of the California Trucking Association.

Mr. Scully brings to our Board the insight of a successful entrepreneur and operator, as well as extensive knowledge of the trucking industry.

Lizabeth Ardisana has served as a director of our Company since December 2019. Ms. Ardisana is the chief executive officer and the principal owner of the firm ASG Renaissance, LLC, which she founded in 1987. ASG Renaissance is a technical and communication services firm with experience providing services to clients in the automotive, environmental, defense, construction, healthcare, banking, and education sectors. Ms. Ardisana is also chief executive officer of Performance Driven Workforce, LLC, a scheduling and staffing firm that was founded in 2015 and has since expanded into five states. Ms. Ardisana, a Hispanic and female business owner, is an active business and civic leader in Michigan. Ms. Ardisana has held numerous leadership positions in a variety of non-profit organizations, including the United Way for Southeastern Michigan (where she serves as chair), Skillman Foundation, CS Mott Foundation, Kettering University, Metropolitan Affairs Coalition and Focus: Hope. She was appointed by the governor of Michigan to the executive board of the Michigan Economic Development Corporation and serves on its finance committee. Ms. Ardisana is also vice chair of the Wayne State University Physicians Group where she serves on the audit committee. She holds a bachelor’s degree in Mathematics and Computer Science from the University of Texas, a master’s degree in Mechanical Engineering from the University of Michigan and a master’s degree in Business Administration from the University of Detroit. Ms. Ardisana has been a member of the board of directors of Huntington Bancshares Inc. since 2016 and was a member of the board of directors of FirstMerit Corporation from 2013 to 2016.

Ms. Ardisana brings to our Board key experience and relationships in the automotive and environmental industries, as well as skills acquired through serving as a chief executive officer and as a member of multiple public and private company boards.

Philippe Charleux has served as a director of our Company since February 2020. Since 2017, Mr. Charleux has been Senior Vice-President Lubricants and Specialties of TMS; he is also a member of Total’s Group Performance Management Committee.  Mr. Charleux began his career with Total in 1986 as a research engineer, and in 1991, he became a process model engineer in the Refining Division. From 1993 to 1994, he headed the Import / Export desk of Elf Hydrocarbons, and from 1994 to 1996, he was the personal assistant of the Managing Director of the Mitteldeutsche Erdöl Raffinerie Construction project in Leuna, Germany. In 1996, he was appointed Head of the Product Quality Department at Elf Antar France, and then headed that company’s Strategy team from 1999 to 2000. From 2000 to 2003, he worked as Senior Strategy Consultant for TotalFinaElf and became General Manager for HFO sales and then General Manager Bitumen of Total France from 2006 to 2009. In November 2009, he was appointed Vice President of Total ACS (Additives & Special fuels) in Lyon, and in 2012 he became General Manager of Commercial Sales at Total France. In July 2013, he became Vice President Lubricants and Chief Executive Officer of Total Lubrifiants, SA. Mr. Charleux holds a Master’s degree in Chemistry and Chemical Engineering from the École Supérieure de Chimie Physique Électronique de Lyon.

Mr. Charleux brings to our Board extensive natural gas and energy industry experience, significant management skills and key relationships within the Total group.

James C. Miller III has served as a director of our Company since May 2006. Mr. Miller served on the board of governors of the United States Postal Service from April 2003 to December 2011 and as its Chairman from January 2005 to 2008. Mr. Miller served on the board of directors of the Washington Mutual Investors Fund from October 1992 to December 2017. From 1981 to 1985, Mr. Miller was Chairman of the U.S. Federal Trade Commission in the Reagan Administration, and also served as Director of the U.S. Office of Management and Budget from 1985 to 1988. In 2017, Mr. Miller began serving as a Senior Fellow of the Administrative Conference of the United States, an independent federal agency dedicated to improving the administrative process. Mr. Miller earned a B.B.A. from the University of Georgia and a Ph.D. from the University of Virginia.

Mr. Miller brings to the Board significant financial expertise and extensive knowledge of regulatory affairs gained during his service on the board of governors of the United States Postal Service, as Chairman of the U.S. Federal Trade Commission and as Director of the U.S. Office of Management and Budget. Mr. Miller also contributes financial acumen and experience dealing with large and financially complex organizations.

Thomas Maurisse has served as a director of our Company since February 2021. Mr. Maurisse has served as Senior Vice President LNG for Total’s Gas, Renewables & Power Branch since 2019 where he oversees the renewable natural gas business, among others. Mr. Maurisse began his career in 2007 in the French Ministry of Economy, Finance & Industry where he became, in 2011, Chief of Staff of the State Secretary for Consumption, Small Enterprises, Trade & Services and Deputy Chief of Staff of the Minister of Economy, Finance & Industry. Mr. Maurisse joined Total in 2012 in the Refining & Chemicals Branch, where he worked successively in Germany as Head of the Economic Division of the Leuna refinery, then in Belgium as General Manager of the Supply Sales and Optimization activities for North and East Europe. In 2017, he joined the Exploration & Production Branch of Total as Strategy and Sales Director of Total EP Nigeria. Mr. Maurisse graduated from the Ecole Polytechnique in 2004 and the Ecole de Mines (Paris) in 2007.

Mr. Maurisse brings to our Board significant renewable natural gas and energy industry experience, significant management skills and key relationships within the Total group.

Kenneth M. Socha has served as a director of our Company since January 2003. From 1995 until his retirement at the end of 2014, Mr. Socha served as a Senior Managing Director of Perseus, L.L.C., a private equity fund management company. Previously, Mr. Socha practiced corporate and securities law as a partner in the New York office of Dewey Ballantine. Mr. Socha earned an A.B. from the University of Notre Dame and a J.D. from Duke University Law School.

Mr. Socha brings to our Board legal insight gained during his distinguished legal career and the perspective and financial acumen of a highly successful private equity investor.

Vincent C. Taormina has served as a director of our Company since April 2008. Mr. Taormina is the former Chief Executive Officer of Taormina Industries, Inc., one of California’s largest solid waste and recycling companies. In 1997, Taormina Industries merged with Republic Services, a publicly-held waste handling company that operates throughout the United States. Mr. Taormina served as Regional Vice President of Republic Services from 1997 to 2001, managing the overall operations of eleven western states. Since 2001, Mr. Taormina has served and continues to serve as a consultant to Republic Services and is a private investor. Mr. Taormina is a past President of the Orange County Solid Waste Management Association, past President-Elect of the California Refuse Removal Council and a former board member of the Waste Recyclers Council for the National Solid Waste Management Board.

Mr. Taormina brings to our Board the perspective of a highly successful entrepreneur and industry leader in the refuse and recycling industry.

Parker A. Weil has served as a director of our Company since June 2020. Since August 2018, Mr. Weil has served as Vice Chairman of Investment Banking at Cowen and Company (Nasdaq:COWN) and has extensive financial and investment banking experience gained through over 30 years of providing M&A advice and capital raising services to companies in the energy & power, manufacturing, and business services industries. From June 2012 to April 2018, Mr. Weil was Managing Director of investment banking for Stifel Financial Corp. Prior to that, he spent 15 years at Bank of America Merrill Lynch, serving as Managing Director and Group Head – Energy & Power Group and thereafter Group Head – Middle Market Coverage and Execution Group. Since July 2017, he has served on the board of directors of 180 Degree Capital Corp. (Nasdaq:TURN), where he is Chairman of the Compensation Committee and a member of the Audit Committee and the Valuation Committee. Mr. Weil holds a Bachelor of Arts in Economics from the University of Pennsylvania and an MBA in Finance from the Kellogg Graduate School of Management at Northwestern University.

Mr. Weil brings to our Board significant financial and investment banking expertise and extensive knowledge in the energy and power industry. Mr. Weil also contributes business acumen and the perspective and financial acumen of a successful investment banker.

EXECUTIVE OFFICERS OF THE COMPANY

The names of our executive officers, their ages as of the date of this Amended Report, their current positions and offices with our Company and, for executive officers who are not also members of our Board, other information about their backgrounds are shown below. We have entered into employment agreements with each of our executive officers, which are described under “Compensation Discussion and Analysis—Employment Agreements” in Item 11 below, that establish, among other things, each executive officer’s term of office. There are no family relationships between any executive officer and any other executive officer or any of the Company’s directors. In addition, there are no arrangements or understandings between any of our executive officers and any other person pursuant to which such individual was or is selected as an executive officer of our Company.

Name	Age	Position(s) and Office(s)
Andrew J. Littlefair	60	President, Chief Executive Officer and Director
Robert M. Vreeland	60	Chief Financial Officer
Mitchell W. Pratt	61	Chief Operating Officer and Corporate Secretary
Barclay F. Corbus	54	Senior Vice President, Strategic Development

Andrew J. Littlefair’s biography is set forth above under “Directors of the Company.”

Robert M. Vreeland has served as our Chief Financial Officer since October 2014. From 2012 to 2014, Mr. Vreeland served as our Vice President, Finance and Accounting. Prior to joining the Company, Mr. Vreeland was a consultant at RV CPA Services, PLLC, a provider of certified public accounting services. From 1997 to 2009, Mr. Vreeland held various finance and accounting positions at Hypercom, an electronic payment and digital transactions service provider, including Interim Chief Financial Officer, Senior Vice President and Corporate Controller, Senior Vice President, Operations, and Vice President of Financial Planning and Analysis. Prior to joining Hypercom, Mr. Vreeland spent 12 years at Coopers & Lybrand, an accounting firm that later merged to become PricewaterhouseCoopers. Mr. Vreeland earned a B.S. from Northern Arizona University and is a certified public accountant.

Mitchell W. Pratt was appointed Chief Operating Officer in December 2010 and has served as our Corporate Secretary since December 2002. Prior to being appointed as Chief Operating Officer, Mr. Pratt served as our Senior Vice President, Engineering, Operations and Public Affairs, from January 2006 to December 2010. From August 2001 to December 2005, Mr. Pratt served as our Vice President, Business Development & Public Affairs. From 1983 to July 2001, Mr. Pratt held various positions in sales and marketing, operations and public affairs at Southern California Gas Company. Mr. Pratt earned a B.S. from the California State University at Northridge and an M.B.A. from the University of California, Irvine.

Barclay F. Corbus has served as our Senior Vice President, Strategic Development, since September 2007. From July 2003 to September 2007, Mr. Corbus served as Co-Chief Executive Officer and a director of WR Hambrecht + Co, an investment bank that managed our initial public offering. Mr. Corbus joined WR Hambrecht + Co in 1999 and, from October 2000 to July 2003, Mr. Corbus served as Head of Investment Banking of WR Hambrecht + Co. From 1989 to 1999, Mr. Corbus worked with Donaldson, Lufkin & Jenrette. Mr. Corbus serves as a director of Overstock.com, a publicly traded company, and is a Trustee of the College of the Atlantic. Mr. Corbus earned an A.B. from Dartmouth College and an M.B.A. from Columbia Business School.

Code of Ethics

We have adopted a written code of ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Corporate Governance” on the Investor Relations section of our website, www.cleanenergyfuels.com. To the extent required by applicable rules adopted by the SEC and Nasdaq, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this location on our website at www.cleanenergyfuels.com.

Audit Committee

The Company has a separately designated standing Audit Committee of the Board (the “Audit Committee”) established in accordance with section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Messrs. Miller (Committee Chair), Scully, Taormina and Weil. Mr. Henri-Max Ndong-Nzue, the Senior Vice President Corporate Affairs & Americas of TMS, was appointed as an observer of the Audit Committee in February 2020 pursuant to TMS’ director and observer designation rights, described under “Certain Relationships and Related Party Transactions” in Item 13 below. Mr. Ndong-Nzue replaced Isabelle Gaildraud who served as an observer on the Audit Committee from September 2018 until February 2020.

Our Board has determined that each of Messrs. Miller, Scully and Weil is an “audit committee financial expert” within the meaning of the rules of Nasdaq and the SEC and that each of the members of our Audit Committee is “independent” under the applicable rules of Nasdaq. In addition, our Board has determined that each member of the Audit Committee has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis describes the material features of the compensation awarded to, earned by, or paid to each person who served as our principal executive officer (Andrew J. Littlefair) or principal financial officer (Robert M. Vreeland) in 2020, and the only two other individuals who were serving as executive officers at the end of 2020 (Mitchell W. Pratt and Barclay F. Corbus). Messrs. Littlefair, Vreeland, Pratt and Corbus are collectively referred to as our “named executive officers.” This analysis also discusses our compensation philosophy and objectives, the methodologies used for establishing the compensation programs for the named executive officers, and the policies and practices for administering such programs.

Business

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas (“RNG”) and conventional natural gas delivered. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, to reduce their amount of climate-harming greenhouse gas from 60% and to over 400% based on California Air Resources Board determinations, depending on the source of the RNG, while also reducing criteria pollutants such as Oxides of Nitrogen, or NOx. RNG is delivered as compressed natural gas (“CNG”) and liquefied natural gas (“LNG”). Our sales of RNG have increased dramatically, from 13.0 million GGEs in 2013 (the year we introduced our RNG to the vehicle fuel market) to 153.3 million GGEs in 2020. With the Company’s focus on RNG, our sales of RNG have grown from 12% of our vehicle fuel sales in 2013 to 74% of our vehicle fuel sales in 2020. We believe that during 2020 we provided 61% and 45% of the RNG used for transportation fuel in California and the United States, respectively. We are in a unique position because the valuable U.S. federal, state and local government credits generated by selling RNG as a vehicle fuel (collectively, “Environmental Credits”) are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we have access to more dispensers than any other market participant.

As a clean energy solutions provider, we supply RNG and conventional natural gas, in the form of CNG and LNG, for heavy and medium-duty vehicles; design and build, as well as operate and maintain, public and private fueling stations; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell Environmental Credits we generate; and obtain federal, state and local tax credits, grants and incentives.

We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse and public transit. We believe these fleet markets will continue to present a growth opportunity for our vehicle fuels for the foreseeable future. As of December 31, 2020, we served over 1,000 fleet customers operating over 48,000 vehicles, and we own, operate, or supply 565 fueling stations in 39 states and the District of Columbia in the United States and five provinces in Canada.

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected and will likely continue to adversely affect our business. Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue operating to the fullest extent possible. While continuing our business operations, we are focused on protecting the health and wellbeing of our employees, customers, and the communities in which we operate. All our vehicle fueling stations have remained fully operational during the COVID-19 pandemic and continue to provide access to customers--many that are supplying essential services.

We have adopted and applied protocols and procedures in accordance with federal, state, and local government policies and mandates and Centers for Disease Control guidelines for our offices. Specifically, we have implemented enhanced cleaning and disinfecting protocols and procedures like temperature and COVID-19 screening questionnaires for the health and safety of our employees, customers, and the communities in which we operate. We have provided personal protective equipment (including masks and gloves) and hand sanitizer, we have modified office seating, we expect all our employees to maintain appropriate physical distancing, and we continue to restrict employee travel in accordance with the various state health orders.

We began to see the negative effects of COVID-19 on volumes delivered in mid-March 2020 and continued to see declines in volumes delivered through December 31, 2020, as compared to 2019. Our volumes bottomed in the second quarter of 2020 and improved through year-end albeit at a slower pace than expected, with volumes delivered for the fourth quarter of 2020 increasing 7% over the second quarter of 2020. While volumes delivered in December 2020 were 2% lower compared to December 2019, this decline was lower than the decline of 4% when comparing September 2020 to September 2019. The most significant negative effects of COVID-19 in relation to our volumes were experienced in the airports (fleet services) and public transit customer markets, which were down by between 15% and 31% during 2020 compared to 2019 due to federal, state and local government mandates to restrict normal daily activities, as well as travel bans, quarantines and “shelter-in-place” orders. The refuse and trucking markets grew in 2020 compared to 2019, due to strong demand.

Our volume of GGEs delivered for the year ended December 31, 2020 declined 5% compared to the prior year. It is possible that the prolonged effect of the COVID-19 pandemic could negatively affect our future volumes. Declines in volume have resulted and could continue to result in lower gross margin dollars year-over-year and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less revenue from Environmental Credits. Lower volumes have affected and may continue to affect our alternative fuels tax credit (“AFTC”) revenue as a portion of the decline in volume is from AFTC-eligible volumes. In 2020 we had lower operating expenses, which helped mitigate the lower gross profit margins from lower volumes.

Key 2020-2021 Pay Decisions

Key pay decisions for 2020 and 2021 to date include the following:

•	For 2020, the compensation committee maintained the base salaries for our named executive officers at their 2019 levels.

•	The compensation committee awarded cash incentives under our 2020 performance-based cash incentive plan to our named executive officers below each executive’s target incentive.

•	The compensation committee awarded additional special discretionary cash incentives to our named executive officers for performance in 2020.

•	In the first quarters of 2020 and 2021, the compensation committee granted restricted stock units (“RSUs”) and stock options to our named executive officers, in accordance with our regular grants of long-term incentives to employees.

•	For 2021, the compensation committee maintained Mr. Littlefair’s base salary at his 2020 level (it has been at the same level since 2015) and increased the base salaries of Messrs. Vreeland, Pratt and Corbus by 13%, 8% and 8%, respectively.

Compensation Program Objectives and Philosophy

Our compensation committee oversees the design and administration of our executive compensation program. The primary objectives of our executive officer compensation program are to attract, retain and motivate talented and dedicated executive officers; to reward individual performance and achievement of key corporate objectives, including the objectives set forth in our annual strategic plan, without promoting excessive or unnecessary risk-taking; to align the interests of our executives with those of our stockholders; and to provide compensation that we believe is fair in light of an executive’s experience, responsibilities, performance and tenure with our Company and in relation to the compensation provided to other executives of our Company and comparable executives at certain peer companies.

To achieve these objectives, we maintain an executive compensation program that includes the following components: base salary, cash incentives, equity incentives, change in control and post-termination severance compensation and other benefits. The compensation committee developed our executive compensation program by drawing on its experience and judgment in establishing programs it believes are appropriately rewarding and responsible for a growth company in a developing industry. The compensation committee reviews and evaluates our executive compensation program, including its objectives and the forms of compensation used to achieve these objectives, on at least an annual basis, and adjusts the program as it deems appropriate and considers factors relevant in establishing appropriate levels and mix of compensation for our executives.

Process for Determining Executive Compensation

The compensation committee’s general practice is to establish the annual compensation mix and levels for each of our executives in the beginning of each fiscal year, typically in our first quarter in connection with annual performance reviews. Performing this process after the end of the prior year allows the compensation committee to incorporate into its analysis information on the Company’s and each individual’s performance during the prior year and to assess each executive’s overall contributions to the Company. The compensation committee then compiles this information to establish annual base compensation and performance-related targets and to adjust long-term incentives as appropriate.

Compensation Consultant

Our compensation committee has the authority to engage the services of compensation consultants or other experts or advisors as it deems appropriate in fulfilling its responsibilities. In 2012, the compensation committee engaged Semler Brossy Consulting Group, LLC (“Semler Brossy”) to assist the committee in performing its responsibilities. The compensation committee has the sole authority to approve the terms of this engagement, and Semler Brossy reports solely to the compensation committee under this engagement. Before engaging Semler Brossy, the compensation committee determined that Semler Brossy was independent after taking into consideration the factors set forth in applicable Nasdaq and SEC rules.

Compensation Consultant’s 2017 Review

In the third quarter of 2016, the compensation committee instructed Semler Brossy to complete a full review of the Company’s executive and director compensation programs within the context of the competitive market, including comparing the Company’s executive and director compensation components and levels with a group of selected peer companies and general industry survey data regarding executive compensation practices at companies with a similar market capitalization as our Company at the time of the review. Although the compensation committee primarily utilized and relied upon the review and other information provided by Semler Brossy in connection with its 2017 compensation decisions, the compensation committee also referenced some of the information provided by Semler Brossy in making certain 2020 compensation decisions.

We expect that the compensation committee will engage Semler Brossy in 2021 to complete another review of the Company’s executive and director compensation programs.

Peer Group

Selecting a group of our peer companies is challenging for many reasons, including principally our belief that we are the only publicly traded company whose primary line of business is to sell RNG, CNG and LNG for use as a vehicle fuel. In selecting our peer companies for compensation purposes, our compensation committee generally sought to identify companies that are similar to us across a number of metrics and that, in the compensation committee’s view, compete with us for talent. As a result, with the assistance of Semler Brossy and with input from management, our compensation committee developed a group of peer companies in the third quarter of 2016 consisting of stand-alone, publicly traded companies that were of a similar size as us, based on revenue and market capitalization at the time the peer group was developed; have complex structures; and operate in our industry or in another heavily regulated energy or non-mature industry. In 2017, the compensation committee selected the following companies as our peer companies for compensation purposes, which we refer to collectively as the “Peer Group,” and the Peer Group has been modified since 2017 to remove companies that are no longer subject to the requirements of the Exchange Act and to reflect changes to names because of business combinations or acquisitions.

Aemetis, Inc.	Enphase Energy, Inc.	Par Pacific Holdings, Inc.
AeroVironment, Inc.	EXCO Resources, Inc.	Plug Power, Inc.
Broadwind Energy, Inc.	FuelCell Energy, Inc.	Power Solutions International, Inc.
Callon Petroleum Co.	Green Plains, Inc.	Renewable Energy Group, Inc.
Chart Industries, Inc.	Halcon Resources Corp.	High Point Resources
Cheniere Energy, Inc.	Northern Oil & Gas, Inc.	Talos Energy
Covanta Holding Corp.	Alto Ingredients	W&T Offshore, Inc.
Westport Fuel Systems, Inc.

For compensation decisions in 2020 and 2021 to date, the compensation committee did not tie named executive officer compensation (either specific elements of compensation or total compensation levels) to any predetermined benchmark but did continue to use the Peer Group data as one of many reference points when setting executive officer compensation levels through the exercise of its business judgment.

The compensation committee believes benchmarking may not always be the most appropriate tool for setting compensation due to aspects of our business, objectives, and the way we’ve structured executive roles that may be unique to us. As a result, the compensation committee retains discretion to vary executive compensation components and levels from targeted market reference points by any degree and at any time.

Review of Stockholder Say-on-Pay Votes

Consistent with the preference of our stockholders, which was expressed at our annual meeting of stockholders held in May 2018, our stockholders can cast an advisory vote on executive compensation, or a “say-on-pay” vote, once every year. At the Company’s annual meeting of stockholders held in 2020, our executive compensation received a favorable advisory vote from approximately 95.09% of the votes cast on the proposal at the meeting (which excludes abstentions and broker non-votes).

We believe the high degree of support on our 2020 say-on-pay proposal demonstrates that stockholders support our executive compensation program design.

We expect to actively engage with our stockholders to discuss various compensation and governance matters and consider their feedback in determining named executive officer compensation. The compensation committee will also continue to consider the outcome of the Company’s say-on-pay votes, as well as this direct stockholder input, when making future compensation decisions for our named executive officers and in respect of our compensation program generally.

Components of Compensation

Our named executive officers’ compensation consists of the following components:

•	Base salary;

•	Performance-based and discretionary cash incentives;

•	Equity incentives;

•	Change in control and post-termination severance compensation; and

•	Other benefits that are generally available to all of our salaried employees.

The following charts show the mix of components of compensation for our named executive officers for 2020:

The compensation committee views the various components of compensation as distinct methods of achieving the various objectives of our compensation program and, as a result, it generally does not believe significant compensation derived from one component should negate or reduce compensation from other components. The compensation committee does, however, review and evaluate each executive’s total compensation, and it may make decisions regarding levels of certain compensation components based on this evaluation of overall compensation, including, for instance, determinations regarding target levels under our performance-based cash incentive plan or determinations regarding discretionary cash incentives. The compensation committee also strives to provide an appropriate mix of long-term and short-term, cash and non-cash, and different forms of non-cash compensation; however, the compensation committee has not adopted formal plans or programs that allocate total compensation among these various characteristics.

In determining the mix and level of compensation components for our named executive officers, Mr. Littlefair typically makes recommendations to our compensation committee regarding appropriate pay. After reviewing Mr. Littlefair’s recommendations, our compensation committee makes the final determination regarding compensation mix and levels for each of our named executive officers. Although Mr. Littlefair submits recommendations to the compensation committee regarding his own proposed compensation, which the committee may take under advisement in its discretion, Mr. Littlefair does not participate in the compensation committee’s deliberations regarding his own compensation.

Mr. Littlefair’s recommendations, and the compensation committee’s decisions, regarding the mix and level of compensation components for each of our named executive officers are based on a number of factors, including, among others, the individual’s performance and contribution to our strategic plan and other business objectives; the Company’s overall performance, in light of business and industry conditions; general industry trends and market reference points; the level of the individual’s responsibility; the seniority of the individual; the individual’s long-term commitment to our Company; the available pool of individuals with similar skills; retention risk for the individual; principles of pay equity and relative pay (we generally believe that executives with comparable experience, levels of responsibility and performance deserve comparable compensation, and that more experienced executives with a greater degree of responsibility and higher performance levels deserve higher levels of compensation on a relative basis); the role of each compensation component in achieving the objectives of our executive compensation program; and the compensation committee’s business judgment and experience.

Base Salary

We provide base salaries to recognize the experience, skills, knowledge, and responsibilities of our named executive officers; reward individual performance and contribution to our overall business goals; and retain our executives. The compensation committee reviews base salaries annually and relies on its judgment and discretion in determining the amount of each named executive officer’s base salary. Proposed base salaries are prepared by Mr. Littlefair and recommended to the compensation committee for its consideration and approval.

The compensation committee determined to maintain 2020 base salaries for our named executive officers at their 2019 levels. In making this conclusion the compensation committee considered Mr. Littlefair’s recommendations; the Company’s performance, in light of business and industry conditions; the compensation committee’s assessment of each executive’s performance, experience, responsibilities, work demands and tenure, as well as the retention risk associated with each executive; and the Company’s key objectives of conserving cash resources and limiting selling, general and administrative expenses.

For 2021, the compensation committee determined to maintain Mr. Littlefair’s base salary at his 2020 level (it has been at the same level since 2015) and to increase the base salaries of Messrs. Vreeland, Pratt and Corbus by 13%, 8% and 8%, respectively. Messrs. Pratt’s and Corbus’ base salaries had not increased since 2014 and Mr. Vreeland’s base salary was increased to better align his compensation with his responsibilities and the base salaries of our other senior executives.

Base salaries for our named executive officers in 2019, 2020 and 2021 are as follows:

	2019 Base	2020 Base	2021 Base
	Salary	Salary	Salary
Named Executive Officer	($)	($)	($)
Andrew J. Littlefair	700,812	700,812	700,812
Robert M. Vreeland	400,000	400,000	450,000
Mitchell W. Pratt	481,268	481,268	519,769
Barclay F. Corbus	443,415	443,415	478,888

Cash Incentives

2020 Performance-Based Cash Incentive Plan and Discretionary Incentive

Our compensation committee believes cash incentives are important to focus our management on, and reward our executives for, achieving Company financial and strategic objectives on an annual basis, as well as to deliver adequate retention value when combined with our other incentive programs, which may be denominated in equity and/or designed to incentivize performance over a longer term than annually. The compensation committee has the discretion to determine performance criteria, consider factors and developments it deems relevant and award overall cash incentives in the amounts it deems appropriate.

Each year our compensation committee approves a performance-based cash incentive plan and pays incentives after reviewing our performance with respect to the criteria set forth in the plan. Further, our compensation committee may, in its discretion, award additional special discretionary cash incentives for extraordinary efforts or performance by our named executive officers that the compensation committee believes are not otherwise covered by the performance criteria in our performance-based cash incentive plan. Prior to 2020, no discretionary incentive awards had been made since 2011.

As further detailed in the table below, the compensation committee awarded Mr. Littlefair an incentive under our performance-based plan equal to 65.0% of his target (or “middle”) incentive and awarded the other named executive officers an incentive under our performance-based plan equal to 71.4% of their target (or “middle”) incentives for 2020, which was substantially below each named executive officer’s target incentive.

	Percent of
	Target
Name	Incentive Paid	Total Payout
Andrew J. Littlefair	65.0%	$506,142
Robert M. Vreeland	71.4%	$200,000
Mitchell W. Pratt	71.4%	$240,634
Barclay F. Corbus	71.4%	$221,708

In addition, our compensation committee, in its discretion, awarded additional discretionary cash incentives to our named executive officers in the amounts set forth in the table below. Such incentives were paid for the significant strategic achievements detailed in this Compensation Discussion and Analysis which the committee determined reflected management’s efforts in leading the Company through 2020 and, more importantly, effectively positioning the Company for the future. The compensation committee had not awarded discretionary cash incentives since 2011.

Discretionary
Named Executive Officer	Incentive
Andrew J. Littlefair	$253,071
Robert M. Vreeland	$100,000
Mitchell W. Pratt	$120,317
Barclay F. Corbus	$110,854

2020 Performance-Based Cash Incentive Plan

In the first half of 2020, the compensation committee approved a performance-based cash incentive plan that included base, middle and maximum performance targets, as well as “stress” and “COVID” targets that attempted to consider the anticipated negative effects from the COVID-19 pandemic.

For 2020, the total potential cash incentive award under our performance-based cash incentive plan for each of our named executive officers was based on the following (the financial performance criteria are prepared by our Chief Financial Officer based on our annual budget, as amended, and the strategic initiatives are developed by our Chief Executive Officer):

•	33% was based on our adjusted EBITDA, which is a non-GAAP financial measure described below;

•	25% was based on the volume of GGEs of RNG, CNG and LNG we delivered;

•	22% was based on the achievement (as determined in the compensation committee’s sole discretion) of certain specified strategic initiatives; and

•	20% was based on our volume margin, as defined below.

Performance Criteria. For 2020, we defined the volume of GGEs of RNG, CNG and LNG we delivered as (1) the volume of GGEs we sell to our customers as fuel, plus (2) the volume of GGEs dispensed at facilities we do not own but where we provide operation and maintenance services on a per-gallon or fixed fee basis, plus (3) our proportionate share of the GGEs sold as CNG by our joint venture Mansfield Clean Energy Partners, LLC.

For 2020, we defined volume margin as gross profit margin from the volumes of RNG, CNG and LNG we delivered, excluding gross profit margin from certain royalties and from our sales of credits we generate under federal and state programs by selling RNG and conventional RNG, CNG and LNG as a vehicle fuel, divided by the volumes of RNG, CNG and LNG we delivered (where “gross profit margin” is our volume-related revenue less our volume-related cost of sales).

For 2020, we defined adjusted EBITDA as net income (loss) attributable to the Company, plus (minus) income tax expense (benefit), plus interest expense, minus interest income, plus depreciation and amortization expense, plus stock-based compensation expense, plus (minus) loss (income) from equity method investments, and plus (minus) any loss (gain) from changes in the fair value of derivative instruments. See page 29 of this Amended Report for the calculation of our 2020 adjusted EBITDA.

For 2020, our strategic initiatives included making significant progress with the Zero Now truck financing program; launching a Zero Now program for medium duty trucks; creating a strategic alliance with Chevron to drive truck adoption; delivering 164 million GGEs of RNG; contracting for at least ten million incremental gallons of supply of RNG with low carbon intensity scores; and securing reauthorization of AFTC.

The COVID, stress, base, middle and maximum targets for the performance criteria under the incentive plan approved by our compensation committee for 2020, as well as our actual performance for these criteria, are set forth in the following table:

Performance Criteria	Weighting	COVID Target	Stress Target	Base Target	Middle Target	Maximum Target	Actual Performance
Adjusted EBITDA(1)	33%	$45.2	$51.5	$56.0	$60.0	$63.3	$45.1
Volume (in GGEs)(1)	25%	402.4	420.0	428.0	440.0	450.0	382.5
Volume Margin(1)	20%	$60.5	$64.6	$70.6	$72.8	$74.8	$47.9
Strategic Initiatives	22%	—	—	—	—	—	—

(1)    Target and actual performance amounts shown in millions.

Payouts. The compensation committee met in December 2020, January 2021, and February 2021 to review our 2020 actual performance versus the performance criteria and strategic initiative targets described above and to determine what payouts, if any, would be made under the 2020 performance-based cash incentive plan. When evaluating our 2020 performance, the compensation committee considered the fact that the impact of the COVID-19 pandemic on the financial performance metrics used under the cash incentive plan was more severe than it anticipated when the targets were established. The compensation committee determined:

•	Our company achieved 99.8% of the COVID Target for adjusted EBITDA. Based on this performance and after taking account an adjustment for the unanticipated COVID-19 impacts, the compensation committee determined to provide a payout equal to the middle target amount for the compensation-based adjusted EBITDA criterion.

•	With respect to the volume performance criterion, the compensation committee considered, among other things, the 31.2 million GGEs of incremental fuel volumes added in 2020, including from high profile new customers such as Amazon and NY MTA, and achieving 95% of the COVID Target, and determined that based on this performance it was appropriate to provide a payout equal to 100% of the base target amount for the volume performance criterion.

•	It was appropriate to provide no payout for the volume margin performance criterion. The shortfall in higher margin volumes caused by COVID-19 proved too steep to overcome, and the compensation committee determined that even after adjusting for the unanticipated COVID-19 impacts, no payout for this performance metric was warranted. We were, however, able to reduce SG&A spending to help overcome the negative effect on our gross profit margin from the lower volume margin per GGE.

•	50% of the strategic initiatives were achieved, which was consistent with target level performance, and therefore it was appropriate to provide a payout equal to the middle target amount for the strategic initiatives performance criterion.

2020 Discretionary Cash Incentives

The compensation committee regarded 2020 as a pivotal year for the Company with substantial achievements in strategic positioning—achievements that went well beyond the adjusted EBITDA and volume (GGEs and margin) goals of the annual incentive plan and even further beyond the specific strategic initiatives that were established as targets for the annual incentive plan. The compensation committee considered the more than tripling of the Company’s market value and share price during 2020 as a reflection of the pivotal actions taken, including our initiation of partnerships with Total, Chevron and bp. As a result, the compensation committee determined to pay discretionary cash incentives, giving significant weight to the following:

•	Management successfully positioned the Company as a leading renewable energy company focused on the procurement and distribution of RNG and conventional natural gas, in the form of CNG and LNG, for the United States and Canadian transportation markets. The committee believes this positioning contributed in large part to the significant stock price increase we experienced in 2020 (from a 52-week low of $1.05 in March 2020 to multi-year high prices in December 2020 and a closing price of $7.86 on December 31, 2020), which continued through February 23, 2021, the date the compensation committee awarded 2020 cash incentive compensation.

•	The Company’s significant efforts, led by our management, in developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from our own projects or from third parties) to our customers in the heavy- and medium-duty commercial transportation sector.

•	Management effectively highlighted the company’s unique position in the marketplace: the valuable Environmental Credits associated with RNG are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we now have access to more dispensers than any other market participant.

•	Through management’s efforts, feedstock owners and project developers value our long operating history, strong reputation in the industry and unmatched access to fueling infrastructure and vehicle operators for certainty of Environmental Credit generation.

•	We increased our RNG supply sources to over 30. We believe that we have one of the largest and most diverse supply portfolios in the RNG industry, which allows us to provide certainty of RNG supply to our vehicle operator customers.

•	The company partnered with Chevron on Adopt-a-Port, an initiative that provides truck operators serving the ports of Los Angeles and Long Beach with RNG to reduce emissions. For its part, Chevron provides funding for Adopt-a-Port and supplies RNG to Clean Energy stations near the ports. Chevron’s funding allows truck operators to subsidize the cost of buying new RNG-powered trucks. We manage the program, including offering fueling services for qualified truck operators. Truck operators participating in the program, which supports the ports’ Clean Trucks Program and Clean Air Action Plan, fuel at our stations supplied with Chevron RNG. Importantly, Adopt-a-Port provides a meaningful air quality improvement for the adversely-impacted communities around the port – such communities typically have the worst air quality in the nation. As of December 31, 2020, customers had ordered 141 trucks under Adopt-a-Port, and we expect at least 310 additional trucks to be ordered in 2021.

•	We struck partnerships with Total and bp giving us access to at least $345 million of capital to develop and own dairy and other livestock waste RNG production projects and build new stations for key customers that agree to fuel volume purchase requirements.

•	The size and scope of our refuse business increased.

•	Management effectively managed our cash and investments to enable us to repay the remaining $50.0 million of 7.5% Notes in full and having $138.5 million of cash and short-term investments at the end of 2020.

•	We successfully refinanced a significant amount of NG Advantage’s debt, which we expect will save $8.2 million in debt service costs over the next three years.

Further, demand for executives with experience in alternative vehicle fuels has become acute, and the compensation committee felt it was important to ensure that we retain our executive management team.

2021 Performance-Based Cash Incentive Plan

In February 2021, the compensation committee approved our 2021 performance-based cash incentive plan. The plan has substantially the same design as our 2020 performance-based cash incentive plan, including the discretion afforded to our compensation committee in determining performance criteria, performance targets and actual payouts, provided that such plan does not have any “stress” or “COVID” targets as the compensation committee determined that it was better able to predict the impact of the COVID-19 pandemic on our 2021 results. Among other things, the 2021 plan provides that the total potential incentive award for each of our named executive officers under the plan will be based on the following:

•	33% will be based on our adjusted EBITDA, defined in the same manner as was used for the 2020 plan;

•	25% will be based on the volume of GGEs of RNG, CNG and LNG we deliver, defined in substantially the same manner as was used for the 2020 plan;

•	22% will be based on the achievement (as determined in the compensation committee’s sole discretion) of certain specified strategic initiatives; and

•	20% will be based on our volume margin, defined in substantially the same manner as was used for the 2020 plan.

Equity Incentives

We believe motivation of long-term performance is achieved through an ownership culture that encourages performance by our named executive officers using stock-based awards. Our equity incentive plans have been established to provide certain of our employees, including our named executive officers, with incentives designed to align these employees’ interests with the interests of our stockholders. In general, the compensation committee develops its equity award determinations based on its judgments as to whether the equity awards provided to our named executive officers are sufficient to further our ownership culture, appropriately align the interests of our named executive officers with those of our stockholders and retain, motivate, and adequately reward our executives on a long-term basis.

We have historically granted our named executive officers the following three types of equity awards under our equity incentive plans: stock options, RSUs and price-vested units (“Price-Vested Units” or “PVUs”). In addition, in February 2019, our compensation committee awarded a new type of equity award to our named executive officers, which we refer to as volume-vested options (“Volume-Vested Options” or “VVOs”). Each of these types of equity awards is described below.

Stock Options:	•	Afford the recipient the option to purchase shares of our common stock at a stated price per share.

	•	All stock option awards granted under our equity incentive plans include an exercise price equal to the closing price of our common stock on the applicable grant date, and the grant date is always on or after the date of compensation committee approval.

	•	Stock option awards granted to our named executive officers typically vest at a rate of 34% on the one-year anniversary of the date of grant and 33% on each subsequent anniversary until fully vested, subject to the named executive officer’s continued service for our Company at each vesting date.

RSUs:	•	Full-value awards that represent the contingent right to receive shares of our common stock upon achievement of stated vesting criteria.

	•	RSU awards granted to our named executive officers typically vest at a rate of 34% on the one-year anniversary of the date of grant and 33% on each subsequent anniversary until fully vested, subject to the named executive officer’s continued service for our Company at each vesting date.

PVUs:	•	A form of RSU in which the shares subject to the award are earned if and when certain stock price hurdles (“Stock Price Hurdles”) are achieved.

	•	The shares subject to the PVUs are only earned, or “vest,” if the closing price of our common stock equals or exceeds, for 20 consecutive days during the third or fourth year following grant, 135% of the price of our common stock on the grant date.

VVOs:	•	A form of performance-based stock option in which the shares subject to the award are earned if and when certain volume delivery hurdles (“Volume Hurdles”) are achieved.

	•	The shares subject to the VVOs are earned, or “vest,” at a rate of 34% on the one-year anniversary of the date of grant and 33% on the second and third anniversaries of the date of grant if, as of each such date, (1) the volume of GGEs of RNG, CNG and LNG delivered by us in our most recently completed fiscal year, defined as described under “Cash Incentives—2020 Performance-Based Cash Incentive Plan—Performance Criteria,” has increased by 10% or more relative to the volume of GGEs of RNG, CNG and LNG delivered by us in the fiscal year immediately preceding our most recently completed fiscal year, and (2) the named executive officer continues to be in service for our Company at such date.

2020 Annual Equity Awards

In February 2020, the compensation committee awarded RSUs and stock options to our named executive officers in the amounts set forth in the table below. The compensation committee granted stock option and RSU awards with time-based vesting in order to provide greater certainty of vesting and value while still incentivizing long-term performance over time, after taking into account the status of our named executive officers’ then-outstanding equity awards, volatility in our stock price due to general market and industry conditions, the greater value of RSUs to executives due to their full-value nature, and the need for stock price appreciation to provide any value with stock option awards. For 2020, the mix of RSUs and stock options was determined based on the factors described above, with a target proportion of 40% of the total shares subject to each executive’s equity awards being in the form of RSUs and 60% of the total shares subject to each executive’s equity awards being in the form of stock options.

These RSUs are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement, and vest according to the typical three-year vesting schedule described above. These stock options are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Stock Option and Stock Option Agreement, have an exercise price of $2.56 per share, and vest according to the typical three-year vesting schedule described above.

	Number of	Number of
Named Executive Officer	RSUs	Stock Options
Andrew J. Littlefair	61,200	91,800
Robert M. Vreeland	34,200	51,300
Mitchell W. Pratt	34,200	51,300
Barclay F. Corbus	34,200	51,300

2021 Annual Equity Awards

In January 2021, the compensation committee awarded RSUs and stock options to our named executive officers in the amounts set forth in the table below. These awards were granted as annual equity awards under our equity award guidelines for our named executive officers.

These RSUs are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement, and vest according to the typical three-year vesting schedule described above. These stock options are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Stock Option and Stock Option Agreement, have an exercise price of $10.18 per share, and vest according to the typical three-year vesting schedule described above.

	Number of	Number of
Named Executive Officer	RSUs	Stock Options
Andrew J. Littlefair	122,400	183,600
Robert M. Vreeland	68,400	102,600
Mitchell W. Pratt	68,400	102,600
Barclay F. Corbus	68,400	102,600

Change in Control and Post-Termination Severance Compensation

Our employment agreements with our named executive officers, described under “Employment Agreements” below, provide them certain benefits if their employment is terminated, including a termination following a change in control but excluding a termination by the Company for cause or a voluntary termination by the named executive officer without good reason and not following a change in control. The compensation committee believes these benefits are important tools for retaining the services of our named executive officers and helping to align the interests of our named executive officers with those of our stockholders. The details and amounts of these benefits are described below under “Executive Compensation—Potential Payments Upon Termination or Change in Control” in this Item 11.

All equity awards granted to our named executive officers after November 2014, including the RSUs and stock options awarded to our named executive officers in 2020 and 2021 to date, are subject to double-trigger vesting upon a change in control. The compensation committee previously determined to modify the standard vesting provisions of our named executive officers’ equity awards from “single-trigger” to “double-trigger” vesting in connection with a change in control because it believes double-trigger vesting more accurately reflects current market practices but still provides appropriate benefits to executives in the event of a termination in connection with a change in control, and is thus in the best interests of our Company and our stockholders. Further, we do not provide any excise tax “gross-up” payments to our executives in connection with a change in control.

Other Benefits

We appreciate the tremendous value and contributions of our employees, and we believe providing a competitive employee benefits program is one of our most important investments. As a result, we offer an employee benefits program with a wide range of plans designed to promote the health and personal welfare of all employees, including our named executive officers. Participation in these plans is generally available to all of our employees on the same basis. The Company provides minimal perquisites to executives which are noted in the description of “All Other Compensation” disclosed in the Summary Compensation Table on page 21.

Employment Agreements

We entered into employment agreements with each of our named executive officers on December 31, 2015. These employment agreements have the following key terms:

•	Each employment agreement has an initial term of three years ending on December 31, 2018, and automatic renewal thereafter for additional one-year periods (unless either party provides notice of non-renewal).

•	Each named executive officer is entitled to receive an annual base salary of no less than his base salary in 2015, which was the same as each named executive officer’s base salary for 2020, except that (1) Mr. Littlefair’s 2020 base salary was lower because of his voluntary election to reduce his salary by 10% in February 2015, and (2) Mr. Vreeland’s 2020 base salary was higher as a result of a salary increase from 2018 to 2019.

•	Each named executive officer is eligible to receive an annual cash incentive of up to a specified percentage of his then-current annual base salary under the terms of our performance-based cash incentive plan in effect for the applicable year. Mr. Littlefair is eligible to receive 70%, 100% or 150% of $778,680 for our achievement of the base, middle and maximum performance targets, respectively, and we consider achievement of the middle performance targets to be Mr. Littlefair’s target incentive amount; each of Messrs. Vreeland, Pratt, and Corbus is eligible to receive 50%, 70% or 100% of his respective base salary for our achievement of the base, middle and maximum performance targets, respectively, and we consider achievement of the middle performance targets to be Messrs. Vreeland’s Pratt’s, and Corbus’ target incentive amount.

•	Each named executive officer would be entitled to receive certain severance compensation and benefits under certain circumstances upon a termination of the named executive officer’s employment with us. The details of this severance are described below under “Executive Compensation—Potential Payments Upon Termination or Change in Control” in this Item 11. The employment agreements condition severance payments on a so-called “double-trigger” upon a change in control. The employment agreements also do not include any “gross-up” provision for any excise taxes that may be triggered in connection with a change in control under Sections 280G and 4999 of the Code, and instead include a “best-net” cutback provision under which benefits are reduced to avoid triggering any such excise taxes unless the after-tax benefit is greater to the named executive officer without the cutback. The compensation committee determined that these terms are appropriate because they better align our severance and change of control payment practices with current market expectations and the interests of our named executive officers with those of our stockholders, while still providing a level of benefits the compensation committee believes is fair and reasonable and maintaining the retention value of these benefits.

Other Compensation Policies

Executive Stock Ownership Guidelines

We believe it is important to encourage our named executive officers to hold a material amount of our common stock, which links their long-term economic interest directly to that of our stockholders. To achieve this goal, we have established stock ownership guidelines applicable to our named executive officers. These guidelines provide that our Chief Executive Officer is required to own shares of our common stock valued at three times his annual base salary or more, and each of our Chief Financial Officer, Chief Operating Officer, Chief Marketing Officer, Senior Vice President, Strategic Development, and Senior Vice President, Sales, in each case if any person is appointed in such position, is required to own shares of our common stock valued at one times his annual base salary or more. Such level of ownership must be attained by the later of December 14, 2019 and five years after the date of an executive officer’s initial appointment as such. Stock options are not counted toward satisfaction of these stock ownership requirements. Executives who attain the applicable stock ownership level by the stated deadline will continue to satisfy the stock ownership requirements if the value of their stock holdings declines after such deadline solely due to a decrease in the trading price of our common stock. Each of our named executive officers had satisfied these stock ownership guidelines as of April 19, 2021.

Hedging and Pledging of Company Securities

Our policies do not permit any of our executive officers or directors to “hedge” ownership of our securities by engaging in short sales or trading in put options, call options or other derivatives involving our securities. This means that our employees and directors may not purchase financial instruments or otherwise engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. Further, our policies do not permit an executive officer or director to hold our securities in a margin account or pledge our securities as collateral for a loan unless the executive officer or director demonstrates to our satisfaction financial capacity to substitute other assets for Company securities in the event of a failure to meet a margin call or a default on the loan.

As of the date of this Amended Report, none of our directors or executive officers has pledged any of the shares of our common stock he or she owns.

Clawback Policy

The compensation committee has adopted a formal clawback policy regarding recoupment, or a “clawback,” of cash compensation in certain circumstances. The purpose of this clawback policy is to help ensure that executives act in the best interests of the Company and our stockholders. The clawback policy requires certain of our officers, including our named executive officers, to repay or return any cash incentive or other incentive cash compensation awarded to or received by such officer(s) in the event we issue a restatement of our financial statements due to material noncompliance with any financial reporting requirements and the restatement was caused by such officer’s fraud, intentional misconduct or gross negligence. In each case, the officer(s) would be required to repay or return the incentive cash compensation awarded to or received by the officer during the 12-month period following the filing of the erroneous financial statement at issue.

Pursuant to the clawback policy, in the event of any restatement of our financial statements, the compensation committee would consider a number of factors and exercise its business judgment in determining appropriate amounts, if any, to recoup. Further, the compensation committee retains the discretion to adjust or recover awards or payments if the relevant performance measures on which they are based are restated or are otherwise adjusted in a manner that would reduce the size of the award or payment. The clawback policy applies to cash compensation awarded to our officers from and after the date of its adoption.

Tax and Accounting Effects

In designing our compensation programs, the compensation committee considers the financial impact and tax and accounting effects that each element of compensation will or may have on the Company and our executives. One such area the compensation committee considers is the tax deductibility of each component of executive compensation. Prior to December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally prohibited us from taking a tax deduction in any tax year for compensation paid to certain executive officers that exceeded $1,000,000, unless the compensation was payable only upon the achievement of pre-established, objective performance goals under a plan approved by our stockholders. As a result, we believe certain stock option, RSU and PVU awards we granted to our named executive officers before the impact of the TCJA have qualified as performance-based compensation under Section 162(m), although there is no guarantee that such equity awards, or any other performance-based compensation paid to our named executive officers, qualify as such. Under the TCJA, the exception for performance-based compensation under Section 162(m) has been repealed, so that the $1,000,000 limit on tax deductions in a tax year generally applies to anyone serving as our chief executive officer or our chief financial officer at any time during a taxable year as well as our top three other highest-compensated executive officers serving at fiscal year-end. These changes generally apply beginning in 2018, but generally do not apply to compensation provided pursuant to a binding written contract in effect on November 2, 2017 that is not modified in any material respect after that date. The compensation committee will continue to monitor developments under the TCJA, and will continue to consider steps that might be in our best interests to comply with Section 162(m), including after the impact from the TCJA. It is the compensation committee’s present intention to seek to structure executive compensation so that it will be deductible to the maximum extent permitted by applicable law, which means administering performance-based equity awards that were granted in 2017 or earlier in accordance with Section 162(m), as amended by the TCJA, in order to preserve their tax deductibility to the greatest extent possible; however, the compensation committee reserves the discretion to make any executive compensation decisions that it considers to be in the best interests of our Company and our stockholders, including to award compensation that may not be deductible or to amend existing compensation arrangements in a manner that could limit their deductibility.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 (the “Securities Act”), or the Exchange Act, whether made before or after the date of this Amended Report and irrespective of any general incorporation language in such filing.

We, the compensation committee of the Board of Clean Energy Fuels Corp., have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with management of the Company, and based on such review and discussion, have recommended to the Board that the Compensation Discussion and Analysis be included in this Amended Report.

Compensation Committee: Lizabeth A. Ardisana, Chairman Kenneth M. Socha Parker A. Weil

This compensation committee report shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act, other than as provided by applicable SEC rules, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. This compensation committee report will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date of this Amended Report and irrespective of any general incorporation language in such filing, except to the extent that we specifically incorporate it by reference.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded to, earned by or paid to each of our named executive officers for 2018, 2019 and 2020:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(2)	($)(1)	($)(1)	($)(2)	($)(3)	($)
Andrew J. Littlefair	2020	700,812	253,071	156,672	139,536	506,142	70,120	1,826,353
President and Chief Executive Officer	2019	700,812	—	—	308,160	569,410	66,611	1,644,993
	2018	700,812	—	292,838	188,100	713,271	66,361	1,961,382
Robert M. Vreeland	2020	400,000	100,000	87,552	77,976	200,000	13,000	878,528
Chief Financial Officer	2019	396,192	—	—	161,280	200,600	12,500	770,572
	2018	378,000	—	162,688	83,600	234,738	12,250	871,276
Mitchell W. Pratt	2020	481,268	120,317	87,552	77,976	240,634	13,000	1,020,747
Chief Operating Officer and Corporate Secretary	2019	481,268	—	—	161,280	241,356	12,500	896,404
	2018	481,268	—	162,688	83,600	298,867	12,250	1,038,673
Barclay F. Corbus	2020	443,415	110,854	87,552	77,976	221,708	13,000	954,505
Senior Vice President, Strategic Development	2019	443,415	—	—	161,280	222,373	12,500	839,568
	2018	443,415	—	162,688	83,600	275,361	12,250	977,314

(1)   The amounts shown in this column represent the grant date fair value of awards granted in each of the periods calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“FASB ASC 718”). For a discussion about the valuation models and assumptions used to calculate the fair value of these awards, see note 13 to the consolidated financial statements included in the Original Report. The grant date fair value of the VVO awards granted in 2019 under FASB ASC 718 is the same at the maximum and probable performance levels.

(2)   The amounts shown in the Non-Equity Incentive Plan Compensation column represent the cash incentives paid under our performance-based cash incentive plan while the amounts shown in the Bonus column represent discretionary cash incentives paid for 2020 performance, each as described under “Compensation Discussion and Analysis—Components of Compensation—Cash Incentives” above.

(3)   The amounts shown in this column represent, (a) for all named executive officers, the Company’s matching contributions under its savings plan qualified under Section 401(k) of the Code, and (b) for Mr. Littlefair in 2020, $43,485 and $13,635 paid by the Company for life insurance premium and vehicle lease payments, respectively.

Grants of Plan-Based Awards

The following table summarizes all plan-based awards granted to each of the named executive officers in 2020:

						All Other
					All Other	Option	Exercise	Grant
					Stock	Awards:	or	Date Fair
		Estimated Future Payouts			Awards:	Number of	Base	Value of
		Under Non-Equity Incentive			Number of	Securities	Price of	Stock and
		Plan Awards(1)			Stock or	Underlying	Option	Option
		Threshold	Target	Maximum	Units (2)	Options(3)	Awards	Awards(4)
Name	Grant Date	($)	($)	($)	(#)	(#)	($/Sh)	($)
Andrew J. Littlefair	—	545,076	778,680	1,168,020	—	—	—	—
	02/25/2020	—	—	—	61,200	—	—	156,672
	02/25/2020	—	—	—	—	91,800	2.56	139,536
Robert M. Vreeland	—	200,000	280,000	400,000	—	—	—	—
	02/25/2020	—	—	—	34,200	—	—	87,552
	02/25/2020	—	—	—	—	51,300	2.56	77,976
Mitchell W. Pratt	—	240,634	336,888	481,268	—	—	—	—
	02/25/2020	—	—	—	34,200	—	—	87,552
	02/25/2020	—	—	—	—	51,300	2.56	77,976
Barclay F. Corbus	—	221,708	310,391	443,415	—	—	—	—
	02/25/2020	—	—	—	34,200	—	—	87,552
	02/25/2020	—	—	—	—	51,300	2.56	77,976

(1)   The amounts shown in these columns represent the possible payouts under the 2020 performance-based cash incentive plan based on achievement levels for certain specified Company performance criteria. The actual amounts paid pursuant to the 2020 performance-based cash incentive plan are reported in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. The 2020 performance-based cash incentive plan is described under “Compensation Discussion and Analysis—Components of Compensation—Cash Incentives—2020 Performance-Based Cash Incentive Plan” above in this Item 11.

(2)   The amounts shown in this column represent shares subject to RSU awards granted on February 25, 2020 pursuant to our 2016 Plan. Each RSU award vests as follows: 34% of the shares subject to the award vest on the first anniversary of the date of grant and 33% of the shares subject to the award vest on each subsequent anniversary until all shares are fully vested, subject to continuing service by the named executive officer on each vesting date.

(3)   The amounts shown in this column represent shares subject to option awards granted on February 25, 2020 pursuant to our 2016 Plan and have a vesting schedule as follows: 34% of the total shares subject to the stock option award vest on the first anniversary of the date of grant, and 33% vest on each anniversary thereafter until the award is fully vested.

(4)   The amounts shown in this column represent the grant date fair value of awards granted in 2020 calculated in accordance with FASB ASC 718. For a discussion about the valuation models and assumptions used to calculate the fair value of these awards, see note 13 to the consolidated financial statements included in the Original Report.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding equity awards held by our named executive officers at December 31, 2020:

	Option Awards(1)						Stock Awards(1)
				Equity
				Incentive
				Plan awards:						Market
	Number of	Number of		Number of				Number of		Value of
	Securities	Securities		Securities				Shares or		Shares or
	Underlying	Underlying		Underlying				Units of		Units of
	Unexercised	Unexercised		Unexercised		Option		Stock That		Stock That
	Options—	Options—		Unearned		Exercise	Option	Have Not		Have Not
	Exercisable	Unexercisable		Options		Price	Expiration	Vested		Vested
Name	(#)	(#)		(#)		($)	Date	(#)		($)
Andrew J. Littlefair	100,000	—		—		14.22	1/3/2021	—		—
	150,000	—		—		13.09	12/12/2022	—		—
	75,000	—		—		6.01	2/27/2025	—		—
	96,000	—		—		5.02	11/16/2025	—		—
	24,000	—		—		3.63	1/5/2026	—		—
	260,000	—		—		2.83	1/13/2027	—		—
	143,213	70,537	(2)	—		1.37	3/2/2028	—		—
	—	—		—		—	—	70,537	(3)	554,421	(8)
	57,299	111,226	(4)	—		2.19	2/25/2029	—		—
	24,557	—		23,834	(5)	2.19	2/25/2029	—		—
	—	91,800	(6)	—		2.56	2/25/2030	—		—
	—	—		—		—	—	61,200	(7)	481,032	(8)
Robert M. Vreeland	75,000	—		—		6.51	11/4/2024	—		—
	25,000	—		—		8.66	5/12/2025	—		—
	48,000	—		—		5.02	11/16/2025	—		—
	12,000	—		—		3.63	1/5/2026	—		—
	109,091			—		2.83	1/13/2027	—		—
	63,650	31,350	(2)	—		1.37	3/2/2028	—		—
	—	—		—		—	—	39,187	(3)	308,010	(8)
	29,988	58,212	(4)	—		2.19	2/25/2029	—		—
	12,852	—		12,474	(5)	2.19	2/25/2029	—		—
	—	51,300	(6)	—		2.56	2/25/2030	—		—
	—	—		—		—	—	34,200	(7)	268,812	(8)
Mitchell W. Pratt	50,000	—		—		14.22	1/3/2021	—		—
	75,000	—		—		13.09	12/12/2022	—		—
	60,000	—		—		6.01	2/27/2025	—		—
	70,400	—		—		5.02	11/16/2025	—		—
	17,600	—		—		3.63	1/5/2026	—		—
	90,909			—		2.83	1/13/2027	—		—
	63,650	31,350	(2)	—		1.37	3/2/2028	—		—
	—	—		—		—	—	39,187	(3)	308,010	(8)
	29,988	58,212	(4)	—		2.19	2/25/2029	—		—
	12,852	—		12,474	(5)	2.19	2/25/2029	—		—
	—	51,300	(6)	—		2.56	2/25/2030	—		—
	—	—		—		—	—	34,200	(7)	268,812	(8)
Barclay F. Corbus	50,000	—		—		14.22	1/3/2021	—		—
	75,000	—		—		13.09	12/12/2022	—		—
	50,000	—		—		6.01	2/27/2025	—		—
	80,000	—		—		5.02	11/16/2025	—		—
	20,000	—		—		3.63	1/5/2026	—		—
	75,936	—		—		2.83	1/13/2027	—		—
	63,650	31,350	(2)	—		1.37	3/2/2028	—		—
	—	—		—		—	—	39,187	(3)	308,010	(8)
	29,988	58,212	(4)	—		2.19	2/25/2029	—		—
	12,852	—		12,474	(5)	2.19	2/25/2029	—		—
	—	51,300	(6)	—		2.56	2/25/2030	—		—
	—	—		—		—	—	34,200	(7)	268,812	(8)

(1)   Except as otherwise noted, all option and RSU awards granted before May 2016 were granted under our 2006 Plan and after May 2016 were granted under our 2016 Plan, and all such awards vest as follows: 34% of the shares subject to the award vest on the first anniversary of the date of grant and 33% of the shares subject to the award vest on each subsequent anniversary until all shares are fully vested, subject to continuing service by the named executive officer on each vesting date. The treatment of these option and RSU awards upon a termination or change of control is described under “Potential Payments Upon Termination or Change in Control” below in this Item 11.

(2) Represents an option award granted on March 2, 2018.

(3) Represents a RSU award granted on March 2, 2018.

(4) Represents an option award granted on February 25, 2019.

(5) Represents a VVO award granted on February 25, 2019.

(6) Represents an option award granted on February 25, 2020.

(7) Represents a RSU award granted on February 25, 2020.

(8) Amount determined by multiplying the unvested stock awards by $7.86, the closing price of our common stock on December 31, 2020.

Option Exercises and Stock Vested

The following table summarizes vesting of stock awards for each of our named executive officers in 2020:

	Stock Awards
	Number of
	Shares
	Acquired on	Value Realized
	Vesting	on Vesting
Name	(#)	($)
Andrew J. Littlefair	144,863	361,467
Robert M. Vreeland	70,257	173,317
Mitchell W. Pratt	65,079	159,388
Barclay F. Corbus	57,464	138,903

Employment Agreements

On December 31, 2015, we entered into an employment agreement with each of our named executive officers. See the description under “Compensation Discussion and Analysis—Employment Agreements” above in this Item 11 and below under “Potential Payments Upon Termination or Change in Control” for more information.

Pension Benefits, Non-Qualified Defined Contribution and Other Deferred Compensation Plans

We do not have any defined-benefit plans that provide for payments or other benefits to our named executive officers at, following or in connection with their retirement. We also do not have any non-qualified defined contribution plans or other deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

The narrative and tables below describe the amount of compensation to be paid to our named executive officers in the event of a termination of employment or a change in control. The amount of compensation payable to each of our named executive officers upon a voluntary termination, voluntary termination for good reason, involuntary without cause termination, failure by us to renew the named executive officer’s employment agreement upon its expiration, for-cause termination, change in control of our Company, termination in connection with a change in control and termination due to disability or death is shown in tabular format. Except as otherwise noted, the amounts shown in these tables assume that each such termination or change in control was effective as of December 31, 2020, and thus are estimates of the amounts that would be paid to our named executive officers upon an actual termination or change in control because such amounts could only be determined at the time of such an actual termination or change in control. The amounts shown in these tables are based on the terms of each named executive officer’s employment agreement with us and the terms of agreements relating to each named executive officer’s outstanding equity awards.

Severance Compensation under Employment Agreements

Pursuant to the terms of the employment agreement for each named executive officer:

•      If we terminate a named executive officer without “cause” (as such term is defined in the employment agreement), if a named executive officer resigns for “good reason” (as such term is defined in the employment agreement) or if we do not renew the employment agreement before expiration of the term or any renewal term, then the named executive officer would be entitled to (1) a lump-sum payment of an amount equal to the sum of (A) his annual base salary earned through the date of termination and any annual cash incentive earned for the prior year to the extent not previously paid, (B) any compensation previously deferred by the named executive officer (together with any accrued interest or earnings thereon), (C) 150% of one year’s then-current annual base salary, (D) 150% of his previous year’s annual cash incentive actually earned under our performance-based cash incentive plan, and (E) any vacation pay accrued and not paid as of the date of termination; (2) after the end of the calendar year in which the termination occurs, a lump-sum payment of an amount equal to the annual cash incentive that would be payable to the named executive officer under our performance-based cash incentive plan in respect of such year (based on the criteria applicable for that year) without any pro-rating; and (3) continuing participation, at our expense, for a period of one year from the date of termination in the benefit programs in which the named executive officer was enrolled at the time of termination.

•      If we terminate any named executive officer’s employment without cause or do not renew his employment agreement within six months before or one year after the date of a “change in control” (as such term is defined in the employment agreement), or if a named executive officer resigns for good reason within six months before or one year after the date of the change in control, then the named executive officer would be entitled to the severance compensation described above, except that the lump-sum payment described in (1) above for all named executive officers except Mr. Littlefair would consist of 225% of his then-current annual base salary, 225% of his previous year’s annual cash incentive actually earned under our performance-based cash incentive plan, and the amounts described in (A), (B) and (E); and the lump-sum payment described in (1) above for Mr. Littlefair would consist of 300% of his then-current annual base salary, 300% of his previous year’s annual cash incentive actually earned under our performance-based cash incentive plan, and the amounts described in (A), (B) and (E).

•      If any named executive officer ceases to be an employee due to death or disability, then the named executive officer would be entitled to the amounts described in (1)(A), (B) and (E) and (2) above, except that the amount described in (2) above would be pro-rated based on the number of weeks during the last fiscal year during which the named executive officer was an employee.

•      If, at any time that our common stock is not listed or quoted on a national securities exchange or an over-the-counter quotation system, (i) the employment of either of Messrs. Littlefair or Pratt is terminated for cause, we would be entitled, at our option, to repurchase all or a portion of our stock owned by him, or (ii) the employment of either of these named executive officers is terminated due to death or disability, we would be required to repurchase all of our stock owned by him.

In consideration of the receipt of any of the severance compensation described above and as a precondition to their receipt, each named executive officer would be required to execute and deliver, and not revoke, a release in favor of us in the form attached to his employment agreement. For purposes of the tables below, we have assumed that the amounts described in (1)(A) and (B) above have already been paid to the applicable named executive officer or are $0.

For purposes of each such named executive officer’s employment agreement:

•      “Cause” means (1) the named executive officer committing a material act of dishonesty against us, (2) the named executive officer being convicted of a felony involving moral turpitude or (3) the named executive officer committing a material breach of his confidentiality, trade secret, non-solicitation or invention assignment obligations under his employment agreement.

•      “Good reason” means the named executive officer resigns from his employment after we (1) have materially diminished the named executive officer’s duties, authority, responsibility, annual base salary or annual incentive compensation opportunity, (2) materially breach the employment agreement; (3) change the person to whom the named executive officer reports, or (4) change the location of the named executive officer’s principal place of employment

•      “Change in control” means (1) any “person” (as defined or referred to in Section 3(a)(9) and/or 13(d)(1), et seq. of the Exchange Act and the associated rules of the SEC promulgated thereunder), other than an existing stockholder of the Company as of January 1, 2006, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the combined voting power of our then-outstanding securities, or (2) a merger or consolidation of the Company in which its voting securities immediately before the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the combined voting power of all voting securities of the surviving entity immediately after the merger or consolidation, or (3) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company or a liquidation or dissolution of the Company, or (4) individuals who, as of the date of the employment agreement, constitute the Company’s board of directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Company’s board of directors; provided that, other than in connection with an actual or threatened proxy contest, any individual who becomes a director subsequent to the date of the employment agreement whose election, or nomination for election by the stockholders of the Company, was approved by the vote of at least a majority of the directors then in office shall be deemed a member of the Incumbent Board.

Vesting of PVUs

The terms of the PVUs granted to our named executive officers are subject to the following provisions regarding changes in the employment status of a named executive officer: (i) the PVU award will be forfeited in full if the named executive officer’s employment with the Company is terminated for cause (as defined in his employment agreement) or voluntarily by the named executive officer before the fourth anniversary of the PVU’s grant date (“Termination Date”); (ii) if the named executive officer’s employment is terminated by the Company without cause (as defined in his employment agreement) and the Stock Price Hurdle is subsequently satisfied before the Termination Date, the Time-Vested Percentage (as defined in the PVU award agreement) of the PVUs will vest on the date the Stock Price Hurdle is satisfied; (iii) if the named executive officer ceases to be an employee due to death or disability, the Time-Vested Percentage of the PVUs will immediately vest; and (iv) if the Company experiences a “change in control,” as defined in the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) or the 2016 Plan, as applicable, before the Termination Date, 100% of the PVUs will vest if the per share consideration received by holders of common stock in connection with such change in control equals or exceeds the Stock Price Hurdle. For purposes of the PVU award agreements, “Time-Vested Percentage” means (1) the quotient of (A) the number of full months that have elapsed from the PVU’s grant date up to the date of the holder’s termination of service, divided by (B) forty-eight, multiplied by (2) one hundred, provided that the Time-Vested Percentage shall never exceed one hundred.

For purposes of the tables below, no amounts are shown for the vesting of PVUs because none of our named executive officers held any outstanding PVUs as of December 31, 2020.

Vesting of Options, VVOs and RSUs

The terms of the option and VVO awards granted to our named executive officers provide that all unvested options and VVOs will be forfeited if the named executive officer’s employment with the Company is terminated for cause (as defined in his employment agreement) or voluntarily by the named executive officer before their applicable vesting date, that all unvested options and VVOs will vest in full if the named executive officer’s employment is terminated by the Company without cause (as defined in his employment agreement), and that all vested options and VVOs will generally continue to be exercisable for three months after the date of any such termination. The terms of the RSU awards granted to our named executive officers provide that all unvested RSUs will be forfeited if the named executive officer’s employment with the Company is terminated by the Company for cause or voluntarily by the named executive officer before their applicable vesting date, and that all unvested RSUs will vest in full if the named executive officer’s employment is terminated by the Company without cause or if the named executive officer ceases to be an employee due to death or disability before their applicable vesting date.

If the Company experiences a “change in control,” as defined in the 2006 Plan or the 2016 Plan, as applicable, then each such named executive officer’s option, VVO and RSU awards that are outstanding on the date that immediately precedes the change in control will (A) if such awards are not assumed or replaced by the successor company in the change in control, immediately vest in full and, if applicable, become fully exercisable on the date of the change in control, or (B) if such awards are assumed or replaced by the successor company in the change in control but the named executive officer’s employment is terminated by the successor company without cause or by the named executive officer for good reason within 12 months following the change in control (based on the definitions of “cause” and “good reason” in his employment agreement with us), immediately vest in full and, if applicable, become fully exercisable on the date of such termination.

For purposes of the tables below, the “spread” value (i.e., the excess of $7.86 per share, which was the closing price of our common stock on December 31, 2020, over the applicable option exercise price) of unvested option awards that were “in the money” on December 31, 2020 is presented. For VVOs, the tables below assume that all unvested VVOs will vest.

Potential Payments to Each Named Executive Officer

Andrew J. Littlefair

The following table shows the potential cash payments or other benefits to be provided to our President and Chief Executive Officer, Andrew J. Littlefair, if a termination and/or a change in control had occurred as of December 31, 2020:

								Involuntary
							Voluntary	Without
							Termination	Cause
							for Good	Termination
							Reason in	in
		Voluntary	Involuntary	Failure to			connection	connection
		Termination	Without	Renew		Change	with a	with a	Termination	Termination
	Voluntary	for Good	Cause	Employment	For-Cause	In	Change in	Change in	Due to	Due to
Benefit and Payments	Termination	Reason	Termination	Agreement	Termination	Control	Control	Control	Disability	Death
Cash Severance Payment	—	$2,411,475	$2,411,475	$2,411,475	—	—	$4,316,808	$4,316,808	—	—
Continuation of Medical/Welfare Benefits (present value)	—	$23,900	$23,900	$23,900	—	—	$23,900	$23,900	—	—
Vacation Pay	$80,863	$80,863	$80,863	$80,863	$80,863	—	$80,863	$80,863	$80,863	$80,863
RSU Vesting(1)	—	—	$1,035,453	$1,035,453	—	—	$1,035,453	$1,035,453	$1,035,453	$1,035,453
Option Vesting(2)	—	—	$1,710,115	$1,710,115	—	—	$1,710,115	$1,710,115	$1,710,115	$1,710,115
Total:	$80,863	$2,516,238	$5,261,806	$5,261,806	$80,863	—	$7,167,139	$7,167,139	$2,826,431	$2,826,431

(1)	At December 31, 2020, Mr. Littlefair held 131,737 RSUs that had not vested. The amounts in this row were determined by multiplying the unvested RSUs by $7.86, the closing price of our common stock on December 31, 2020.

(2)	At December 31, 2020, Mr. Littlefair held 297,397 options that had not vested and have an exercise price less than $7.86, the closing price of our common stock on December 31, 2020. The amounts in this row were determined by multiplying the total number of unvested shares underlying the options by the excess of $7.86 over the exercise price for such options.

Robert M. Vreeland

The following table shows the potential cash payments or other benefits to be provided to our Chief Financial Officer, Robert M. Vreeland, if a termination and/or a change in control had occurred as of December 31, 2020:

								Involuntary
							Voluntary	Without
							Termination	Cause
							for Good	Termination
							Reason in	in
		Voluntary	Involuntary	Failure to			connection	connection
		Termination	Without	Renew		Change	with a	with a	Termination	Termination
	Voluntary	for Good	Cause	Employment	For-Cause	In	Change in	Change in	Due to	Due to
Benefit and Payments	Termination	Reason	Termination	Agreement	Termination	Control	Control	Control	Disability	Death
Cash Severance Payment	—	$1,100,900	$1,100,900	$1,100,900	—	—	$1,551,350	$1,551,350	—	—
Continuation of Medical/Welfare Benefits (present value)	—	$12,702	$12,702	$12,702	—	—	$12,702	$12,702	—	—
Vacation Pay	$46,154	$46,154	$46,154	$46,154	$46,154	—	$46,154	$46,154	$46,154	$46,154
RSU Vesting(1)	—	—	$576,822	$576,822	—	—	$576,822	$576,822	$576,822	$576,822
Option Vesting(2)	—	—	$876,141	$876,141	—	—	$876,141	$876,141	$876,141	$876,141
Total:	$46,154	$1,159,756	$2,612,719	$2,612,719	$46,154	—	$3,063,169	$3,063,169	$1,499,117	$1,499,117

(1)	At December 31, 2020, Mr. Vreeland held 73,387 RSUs that had not vested. The amounts in this row were determined by multiplying the unvested RSUs by $7.86, the closing price of our common stock on December 31, 2020.

(2)	At December 31, 2020, Mr. Vreeland held 153,336 options that had not vested and have an exercise price less than $7.86, the closing price of our common stock on December 31, 2020. The amounts in this row were determined by multiplying the total number of unvested shares underlying the options by the excess of $7.86 over the exercise price for such options.

Mitchell W. Pratt

The following table shows the potential cash payments or other benefits to be provided to our Chief Operating Officer and Corporate Secretary, Mitchell W. Pratt, if a termination and/or a change in control had occurred as of December 31, 2020:

								Involuntary
							Voluntary	Without
							Termination	Cause
							for Good	Termination
							Reason in	in
		Voluntary	Involuntary	Failure to			connection	connection
		Termination	Without	Renew		Change	with a	with a	Termination	Termination
	Voluntary	for Good	Cause	Employment	For-Cause	In	Change in	Change in	Due to	Due to
Benefit and Payments	Termination	Reason	Termination	Agreement	Termination	Control	Control	Control	Disability	Death
Cash Severance Payment	—	$1,324,570	$1,324,570	$1,324,570	—	—	$1,866,538	$1,866,538	—	—
Continuation of Medical/Welfare Benefits (present value)	—	$21,898	$21,898	$21,898	—	—	$21,898	$21,898	—	—
Vacation Pay	$55,531	$55,531	$55,531	$55,531	$55,531	—	$55,531	$55,531	$55,531	$55,531
RSU Vesting(1)	—	—	$576,822	$576,822	—	—	$576,822	$576,822	$576,822	$576,822
Option Vesting(2)	—	—	$876,141	$876,141	—	—	$876,141	$876,141	$876,141	$876,141
Total:	$55,531	$1,401,999	$2,854,962	$2,854,962	$55,531	—	$3,396,930	$3,396,930	$1,508,494	$1,508,494

(1)	At December 31, 2020, Mr. Pratt held 73,387 RSUs that had not vested. The amounts in this row were determined by multiplying the unvested RSUs by $7.86, the closing price of our common stock on December 31, 2020.

(2)	At December 31, 2020, Mr. Pratt held 153,336 options that had not vested and have an exercise price less than $7.86, the closing price of our common stock on December 31, 2020. The amounts in this row were determined by multiplying the total number of unvested shares underlying the options by the excess of $7.86 over the exercise price for such options.

Barclay F. Corbus

The following table shows the potential cash payments or other benefits to be provided to our Senior Vice President, Strategic Development, Barclay F. Corbus, if a termination and/or a change in control had occurred as of December 31, 2020:

							Voluntary	Involuntary
							Termination	Without
							for Good	Cause
							Reason in	Termination
		Voluntary	Involuntary	Failure to			connection	in connection
		Termination	Without	Renew			with a	with a	Termination	Termination
	Voluntary	for Good	Cause	Employment	For-Cause	Change In	Change in	Change in	Due to	Due to
Benefit and Payments	Termination	Reason	Termination	Agreement	Termination	Control	Control	Control	Disability	Death
Cash Severance Payment	—	$1,220,390	$1,220,390	$1,220,390	—	—	$1,719,731	$1,719,731	—	—
Continuation of Medical/Welfare Benefits (present value)	—	$28,002	$28,002	$28,002	—	—	$28,002	$28,002	—	—
Vacation Pay	$51,163	$51,163	$51,163	$51,163	$51,163	—	$51,163	$51,163	$51,163	$51,163
RSU Vesting(1)	—	—	$576,822	$576,822	—	—	$576,822	$576,822	$576,822	$576,822
Option Vesting(2)	—	—	$876,141	$876,141	—	—	$876,141	$876,141	$876,141	$876,141
Total:	$51,163	$1,299,555	$2,752,518	$2,752,518	$51,163	—	$3,251,859	$3,251,859	$1,504,126	$1,504,126

(1)	At December 31, 2020, Mr. Corbus held 73,387 RSUs that had not vested. The amounts in this row were determined by multiplying the unvested RSUs by $7.86, the closing price of our common stock on December 31, 2020.

(2)	At December 31, 2020, Mr. Corbus held 153,336 options that had not vested and have an exercise price less than $7.86, the closing price of our common stock on December 31, 2020. The amounts in this row were determined by multiplying the total number of unvested shares underlying the options by the excess of $7.86 over the exercise price for such options.

Pay Ratio

We are required by applicable SEC rules to disclose the annual total compensation of our Chief Executive Officer, the median annual total compensation of all of our other employees, and the ratio of these two amounts.

In determining the median annual total compensation of our employees other than our Chief Executive Officer, we started by preparing a list of all such employees as of December 31, 2020 and each such employee’s taxable earnings for 2020 as reflected in our payroll records, which generally consists of salary; regular, hourly, and overtime wages; commissions; incentives and other miscellaneous earnings. This list includes all our employees on such date (except solely for our Chief Executive Officer), whether employed on a full-time, part-time, seasonal or temporary basis and wherever located, resulting in 445 employees who are all located in the United States. For any such employees who are permanently employed (in other words, who are not employed on a seasonal or temporary basis) and who joined the Company after January 1, 2020, this list reflects 2020 taxable earnings on an annualized basis. We then ordered the employees in this list based on the amounts of their 2020 taxable earnings, selected the single employee at the midpoint of the re-ordered list, and calculated the amount of this single midpoint employee’s annual total compensation using the methodology required by SEC rules for calculating the total compensation of our named executive officers as reported in the Summary Compensation Table above. The annual total compensation for our median employee was $86,048.90 and the annual total compensation for our Chief Executive Officer was $1,826,353. We estimate the ratio of the annual total compensation of our Chief Executive Officer to the median annual total compensation of all our other employees is 21.2 to 1.

We believe this pay ratio is a reasonable estimate calculated in a manner consistent with applicable SEC rules. In light of the many different methodologies, exclusions, estimates and assumptions companies are permitted to use in determining an estimate of their respective pay ratios, as well as the differing employment and compensation practices and industry standards that impact these ratios, our estimated pay ratio information may not be comparable to the pay ratio information reported by other companies and we discourage the use of this information as a basis for comparison between companies. Neither our compensation committee nor our management used our pay ratio information in making compensation decisions for 2020 or 2021.

Risks Related to Compensation Policies and Practices

The compensation committee regularly monitors and considers whether our overall compensation programs, including our executive compensation program, create incentives for employees to take excessive or unreasonable risks that could materially harm our Company. Although risk-taking is a necessary part of any business, the compensation committee focuses on aligning the Company’s compensation policies with the long-term interests of the Company and its stockholders and avoiding short-term rewards for management decisions that could pose long-term risks to the Company. Although a portion of our executive compensation plan is performance-based, which could motivate risk-taking, we do not believe our overall compensation structure encourages excessive or unnecessary risk-taking. We believe our approach to goal-setting, the mix of different types of compensation, payouts at multiple levels of performance, evaluation of performance results, and allowance for compensation committee discretion in determining award types, levels and payouts assist in mitigating these risks, as follows:

•      Our compensation structure includes a combination of compensation vehicles, including a competitive base salary and benefits generally available to all of our employees, equity awards to incentivize long-term performance and align the interests of our employees with those of our stockholders, annual cash incentives to reward executives for achieving Company objectives, and change in control and post-termination severance compensation to encourage retention of our key executives.

•      To discourage excessive or unnecessary risk-taking, for 2020, payouts to each named executive officer under our performance-based cash incentive plan were based on four distinct performance metrics, each with material weighting. Additionally, the compensation committee retains the discretion to increase or decrease payouts under this incentive plan as it deems appropriate.

•      To help mitigate risks of overpayment due to fraudulent, intentional or grossly negligent errors, our clawback policy permits us, under certain circumstances, to recover certain cash compensation in the event of a restatement of our financial statements or excess payments of performance-based compensation in the event of a restatement or other adjustment of the performance measures on which the payments are based.

We further believe that our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing our Company to a harmful long-term business transaction in exchange for a short-term compensation benefit.

Based on the factors described above, we believe our 2020 compensation programs do not create risks that are reasonably likely to have a material adverse effect on our Company.

Calculation of 2020 Adjusted EBITDA

The following table shows adjusted EBITDA as we defined it for 2020 and reconciles this non-GAAP financial measure to the GAAP measure net income (loss):

Year Ended December 31, 2020
(in thousands)
Net income (loss) attributable to Clean Energy Fuels Corp.	$(9,864)
Income tax expense	309
Interest expense	7,348
Interest income	(1,345)
Depreciation and amortization	47,682
Stock-based compensation	2,957
Loss (income) from equity method investments	161
Loss (gain) from change in fair value of derivative instruments	(2,175)
Adjusted EBITDA	$45,073

DIRECTOR COMPENSATION

Overview

We use cash and equity compensation to attract and retain qualified candidates to serve on our Board. The amount and type of cash and equity compensation awarded to non-employee directors is determined by the compensation committee each year in its sole discretion. In setting non-employee director compensation, the compensation committee considers a variety of factors, including the significant amount of time that our directors spend in fulfilling their duties to our Company, as well as the level of experience and skill required of the members of the Board. We have also awarded compensation to individual non-employee directors or directors serving in certain positions on our Board or its committees in recognition of outstanding service or efforts on the Company’s behalf. Further, in setting director compensation, our compensation committee considers that a director’s independence may be jeopardized if director compensation and perquisites exceed customary levels, if the Company makes charitable or political contributions to organizations with which a director is affiliated or if the Company enters into consulting contracts with (or provides other indirect forms of compensation to) a director or an organization with which a director is affiliated. Directors who are our employees receive no additional compensation for their services as directors. In addition, for 2020 each of Messrs. Charleux and Montantême, and for 2021 each of Messrs. Charleux and Maurisse voluntarily waived his right to receive compensation for his services as a director of our Company.

After reviewing the factors described above and others that it considered relevant, the compensation committee approved the non-employee director compensation program described below for 2020 and 2021 compensation.

Cash

For 2020 and 2021, our non-employee directors (other than Messrs. Charleux, Montantême and Maurisse) received (or will receive) the following cash compensation:

•      All of our non-employee directors receive base cash compensation of $60,000 per year;

•      Audit committee members (other than the Chairman) receive an additional $2,500 in cash compensation per year in recognition of their additional responsibilities;

•      The Chairman of the audit committee receives an additional $10,000 per year in recognition of his additional responsibilities; and

•      The Chairman of the Board receives an additional $60,000 per year in recognition of his additional responsibilities.

Equity

For 2020, each non-employee director (other than Messrs. Montantême and Charleux) received an option award for a number of shares equal to a grant date fair value of approximately $63,840 and $79,380 for Mr. Weil only as his grant date was in August 2020, all of which were fully vested upon grant. For 2021, each non-employee director (other than Messrs. Charleux and Maurisse) received an option award for a number of shares equal to a grant date fair value of approximately $579,000, all of which will be vested in one year. The compensation committee chose to award options (rather than RSUs or a combination of RSUs and options) in 2020 and 2021 based on, among other things, its determination that our non-employee directors preferred option awards and the compensation committee’s desire to limit depletion of the 2016 Plan’s share limit (each share of common stock issued in respect of RSUs awarded under the 2016 Plan is counted against the share limit as 1.5 shares, whereas each share of common stock issued in respect of options awarded under the 2016 Plan is counted against the share limit as 1.0 share).

Director Compensation Table

The following table summarizes the compensation we paid to directors who are not employees of our Company for 2020:

	Fees Earned or	Option
	Paid in Cash	Awards(2)	Total
Name(1)	($)	($)	($)
Stephen A. Scully(3)	122,500	63,840	186,340
Lizabeth Ardisana(4)	60,000	63,840	123,840
Philippe Charleux	—	—	—
John S. Herrington(5)	61,875	63,840	125,715
James C. Miller III(6)	70,000	63,840	133,840
Warren I. Mitchell	15,000	—	15,000
Philippe Montantême	—	—	—
James E. O’Connor	30,000	63,840	93,840
Kenneth M. Socha(7)	60,000	63,840	123,840
Vincent C. Taormina(8)	62,500	63,840	126,340
Parker A. Weil(9)	31,250	79,380	110,630

(1)   Andrew J. Littlefair, our President and Chief Executive Officer, is not included in this table because he is an employee of the Company and thus receives no additional compensation for his services as a director. The compensation received by Mr. Littlefair as an employee of the Company is shown in the Summary Compensation Table above. Mr. Maurisse is not included in this table because he was appointed as a director in 2021.

(2)   On February 25, 2020, each of our non-employee directors were granted an option award for 42,000 shares of common stock but for Mr. Weil who was granted an option award for 42,000 shares of common stock on August 14, 2020. The option awards have an exercise price of $2.56 per share and $2.70, respectively, and all such awards were fully vested upon grant. The amounts shown in this column represent the grant date fair value of these option awards calculated in accordance with FASB ASC 718. For a discussion about the valuation models and assumptions used to calculate the fair value of these awards, see Note 13 to the consolidated financial statements included in the Original Report.

(3)   As of December 31, 2020, Mr. Scully had fully vested and outstanding options to purchase the following: 20,000 shares at an exercise price of $11.93; 20,000 shares at an exercise price of $5.54; 40,000 shares at an exercise price of $1.37; 42,500 shares at an exercise price of $2.19; and 42,000 shares at an exercise price of $2.56. As of December 31, 2020, Mr. Scully had fully vested stock awards of 164,500 shares.

(4)      As of December 31, 2020, Ms. Ardisana had fully vested and outstanding options to purchase the following: 42,000 shares at an exercise price of $2.56. As of December 31, 2020, Ms. Ardisana had fully vested stock awards of 42,000 shares.

(5)      As of December 31, 2020, Mr. Herrington had fully vested and outstanding options to purchase the following: 20,000 shares at an exercise price of $14.22; 25,000 shares at an exercise price of $15.11; 20,000 shares at an exercise price of $13.09; 20,000 shares at an exercise price of $11.93; 20,000 shares at an exercise price of $5.54; 40,000 shares at an exercise price of $1.37; 42,500 shares at an exercise price of $2.19; and 42,000 shares at an exercise price of $2.56. As of December 31, 2020, Mr. Herrington had fully vested stock awards of 229,500 shares.

(6)      As of December 31, 2020, Mr. Miller had fully vested and outstanding options to purchase the following: 20,000 shares at an exercise price of $14.22; 25,000 shares at an exercise price of $15.11; 20,000 shares at an exercise price of $13.09; 20,000 shares at an exercise price of $11.93; 20,000 shares at an exercise price of $5.54; 40,000 shares at an exercise price of $1.37; 42,500 shares at an exercise price of $2.19; and 42,000 shares at an exercise price of $2.56. As of December 31, 2020, Mr. Miller had fully vested stock awards of 229,500 shares.

(7)      As of December 31, 2020, Mr. Socha had fully vested and outstanding options to purchase the following: 20,000 shares at an exercise price of $14.22; 25,000 shares at an exercise price of $15.11; 20,000 shares at an exercise price of $13.09; 20,000 shares at an exercise price of $11.93; 20,000 shares at an exercise price of $5.54; 40,000 shares at an exercise price of $1.37; 42,500 shares at an exercise price of $2.19; and 42,000 shares at an exercise price of $2.56. As of December 31, 2020, Mr. Socha had fully vested stock awards of 229,500 shares.

(8)      As of December 31, 2020, Mr. Taormina had fully vested and outstanding options to purchase the following: 20,000 shares at an exercise price of $14.22; 25,000 shares at an exercise price of $15.11; 20,000 shares at an exercise price of $13.09; 20,000 shares at an exercise price of $11.93; 20,000 shares at an exercise price of $5.54; 40,000 shares at an exercise price of $1.37; 42,500 shares at an exercise price of $2.19; and 42,000 shares at an exercise price of $2.56. As of December 31, 2020, Mr. Taormina had fully vested stock awards of 229,500 shares.

(9)      As of December 31, 2020, Mr. Weil had fully vested and outstanding options to purchase the following: 42,000 shares at an exercise price of $2.70. As of December 31, 2020, Mr. Weil had fully vested stock awards of 42,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The two tables below show the beneficial ownership of certain persons with respect to our common stock, our only outstanding class of voting securities. Except as indicated by the footnotes to these tables, we believe, based on the information furnished or otherwise available to us, that the persons and entities named in these tables have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

We have determined beneficial ownership as shown in these tables in accordance with the rules of the SEC. In accordance with these rules, in computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of our common stock subject to (1) stock options held by that person that are currently exercisable or exercisable within 60 days after April 19, 2021, and (2) RSUs held by that person that are subject to vesting and settlement within 60 days after April 19, 2021. We did not, however, deem these shares outstanding for the purpose of computing the percentage ownership of any other person. We calculated percentage ownership as shown in these tables based on 199,857,559 shares of our common stock outstanding on April 19, 2021. The information in these tables is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in these tables does not constitute an admission of beneficial ownership of the shares.

The following table shows the amount and percentage of our common stock beneficially owned by each holder of more than 5% of the outstanding shares of our common stock:

	Common	Percent of
	Stock	Common
	Beneficially	Stock
Name and Address of Beneficial Owner	Owned	Outstanding
Total(1)	58,754,347	29.4%
2, place Jean Millier
La Défense 6
92400 Courbevoie
France
Dimensional Fund Advisors LP(2)	11,013,905	5.5%
Building One
6300 Bee Cave Road
Austin, Texas 78746

(1)      Based on a Schedule 13D/A filed by Total and TMS on June 14, 2018 that reflects shares of common stock beneficially owned as of June 13, 2018. The shares of common stock beneficially owned consist of (i) 50,856,296 shares of common stock that were purchased from us by TMS and (ii) 7,898,021 shares of common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company, and all of our then-directors and officers, pursuant to which each such director and officer appointed TMS as such person’s proxy and attorney-in-fact, and authorized TMS to represent and vote (or consent, if applicable) all shares of common stock owned or controlled by such person with respect to the election of the individuals designated by TMS to serve on our Board pursuant to TMS’ director designation rights (described below under “Certain Relationships and Related Party Transactions” in Item 13 below). Total and TMS have expressly disclaimed beneficial ownership of any shares of common stock subject to the voting agreement discussed in (ii) above.

(2)      Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP on February 12, 2021 that reflects shares of common stock beneficially owned as of December 31, 2020. According to the Schedule 13G/A, Dimensional Fund Advisors LP has sole voting power with respect to 10,446,603 shares of our common stock and sole dispositive power with respect to 11,013,905 shares of our common stock. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over shares of our common stock that are owned by the Funds and may be deemed to be the beneficial owner of shares of our common stock held by the Funds. However, all shares of our common stock reported in the table above are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

The following table shows the amount and percentage of our common stock beneficially owned on April 19, 2021 by each of our named executive officers and current and nominated directors and by all of our current executive officers and directors as a group:

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	%
Andrew J. Littlefair(1)	2,351,013	1.2%
Robert M. Vreeland(2)	782,811	*
Mitchell W. Pratt(3)	1,056,134	*
Barclay F. Corbus(4)	1,035,739	*
Lizabeth Ardisana(5)	52,000	*
Philippe Charleux	—	—
Thomas Maurisse	—	—
James C. Miller III (6)	340,501	*
Stephen A. Scully(7)	363,618	*
Kenneth M. Socha(8)	399,258	*
Vincent C. Taormina(9)	496,518	*
Parker Weil(10)	42,000	*
All current executive officers and directors as a group (12 persons)(11)	6,919,592	3.4%

*      Represents less than 1%.

(1)      Beneficial ownership consists of (a) 987,431 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 1,363,582 shares of outstanding common stock held directly.

(2)      Beneficial ownership consists of (a) 453,479 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 329,332 shares of outstanding common stock held directly.

(3)      Beneficial ownership consists of (a) 438,297 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021 and held directly or by the Pratt Family Trust, over which Mr. Pratt possesses sole voting and investment control, and (b) 617,837 shares of outstanding common stock held directly or by the Pratt Family Trust.

(4)      Beneficial ownership consists of (a) 485,324 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 550,415 shares of outstanding common stock held directly or by an individual retirement account for the benefit of Mr. Corbus.

(5)      Beneficial ownership consists of (a) 22,000 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021; and (b) 30,000 shares of outstanding common stock held directly.

(6)      Beneficial ownership consists of (a) 209,500 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 131,001 shares of outstanding common stock held directly or by a trust over which Mr. Miller possesses shared voting and investment control.

(7)      Beneficial ownership consists of (a) 164,500 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 199,118 shares of outstanding common stock held by the Scully Family Trust, over which Mr. Scully possesses sole voting and investment control.

(8)      Beneficial ownership consists of (a) 169,500 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, (b) 30 shares of outstanding common stock held in a Uniform Transfers to Minors Act account for which Mr. Socha is the custodian and over which Mr. Socha possesses sole voting and investment control, and (c) 229,728 shares of outstanding common stock held directly.

(9)      Beneficial ownership consists of (a) 209,500 shares of common stock subject to options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 287,018 shares of outstanding common stock held by the Vincent C. Taormina REV Intervivos Trust UAD 5/14/84, over which Mr. Taormina possesses sole voting and investment control.

(10)    Beneficial ownership consists of 42,000 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021.

(11)    Beneficial ownership consists of (a) 3,181,531 shares of common stock subject to stock options currently exercisable or exercisable within 60 days after April 19, 2021, and (b) 3,738,061 shares of outstanding common stock held directly by our executive officers and directors, by individual retirement accounts for the benefit of a director or executive officer, or by trusts or a Uniform Transfers to Minors Act account over which an executive officer or director possesses voting and investment control.

EQUITY COMPENSATION PLANS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Equity Compensation Plan Information
	Number of Securities		Weighted-Average		Number of Securities
	to be Issued upon		Exercise Price of		Remaining Available
	Exercise of		Outstanding		for Future Issuance
	Outstanding Options,		Options, Warrants		under Equity
Plan Category	Warrants and Rights		and Rights		Compensation Plans
Equity compensation plans approved by security holders	9,121,547	(1)	$5.38	(2)	20,996,603	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	9,121,547		$5.38		20,996,603

(1)      Of these shares, 3,211,100 were subject to options then outstanding under the 2006 Plan, 4,931,731 were subject to options then outstanding under the 2016 Plan, and 978,716 were subject to RSUs then outstanding under the 2016 Plan. The Company’s authority to grant new awards under the 2006 Plan terminated upon the adoption of the 2016 Plan in May 2016.

(2)      This weighted-average exercise price does not reflect 978,716 shares that will be issued upon the settlement of outstanding RSUs.

(3)      Represents (a) 19,132,051 shares available for future issuance under the 2016 Plan as of December 31, 2020, and (b) 1,864,552 shares available for future issuance under the employee stock purchase plan (“ESPP”), excluding 17,112 shares that were subject to purchase under the ESPP during the purchase period ended December 31, 2020. Shares available under the 2016 Plan may be used for any type of award authorized in that plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Except as described below, since January 1, 2020, there has not been, nor is there currently proposed, any transaction or series of similar transactions in which we were or are to be a participant, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest. This does not include employment compensation or compensation for Board service, which are described elsewhere in this Amended Report.

Relationships with Total and its Affiliates

Total Agreements

On May 9, 2018, we entered into a stock purchase agreement (the “Purchase Agreement”) with TMS for the sale and issuance to TMS of up to 50,856,296 shares of our common stock, representing approximately 25% of the outstanding shares of our common stock and the largest ownership position of our Company, for a per share purchase price of $1.64 and an aggregate cash purchase price of $83.4 million. The Total Private Placement closed on June 13, 2018.

Pursuant to the Purchase Agreement, TMS has the right to designate up to two individuals to serve as directors on our Board. Subject to certain limited conditions as described in the Purchase Agreement, including compliance with our governing documents and all applicable laws, rules and regulations, we will be obligated to appoint or nominate for election as directors of our Company the individuals so designated by TMS and, from and after such appointment or election, either (1) appoint one of these individuals to serve on the audit committee of the Board and any other Board committees that may be formed from time to time for the purpose of making decisions that are strategically significant to our Company, or (2) nominate another individual as an observer of such Board committees, who is to be invited to attend all meetings of such committees in a non-voting observer capacity. TMS’ rights and our obligations relating to these designees and observers continue until (and if) (a) with respect to TMS’ right to designate two individuals to serve as directors on our Board and an optional observer to serve on certain Board committees, TMS’ voting power is less than 16.7% but more than 10.0%, and (b) with respect to TMS’ right to designate one individual to serve as a director on our Board and an optional observer to serve on certain Board committees, TMS’ voting power is less than 10.0%, in each case measured in relation to the votes then entitled to be cast in an election of directors by our stockholders.

The Purchase Agreement also provides that, until the later of May 9, 2020 or such date when TMS ceases to hold more than 5% of our common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, TMS and its affiliates are prohibited from purchasing shares of our common stock or otherwise pursuing transactions that would result in TMS owning more than 30% of our equity securities without the approval of our Board.

In connection with the Purchase Agreement on May 9, 2018, we and all of our then-directors and officers entered into a voting agreement with TMS. Pursuant to the voting agreement, each of our directors and officers agreed to vote all shares of our common stock presently or hereafter owned or controlled by such director or officer, in any vote of our stockholders that may be held from time to time, in favor of the election of the individuals designated by TMS to serve as directors on our Board. Each of our directors and officers has also granted to TMS a proxy to vote all such shares in accordance with the terms of the voting agreement. For each of our directors and officers party to the voting agreement, the voting obligations contained in the agreement continue from and after, and for so long as, TMS’ director designation rights are in effect, as described above, and such director or officer continues to serve in such capacity for our Company (other than Mr. Pickens, one of our former directors and co-founders, who continues to be bound by these voting obligations even after he has ceased to serve as such for our Company) and continues to hold shares of our common stock.

Pursuant to the Purchase Agreement, we also entered into a registration rights agreement with TMS on June 13, 2018. Pursuant to the registration rights agreement, we became obligated to, at our expense, (1) file one or more registration statements with the SEC to cover the resale of the shares of our common stock purchased by TMS under the Purchase Agreement, (2) use our commercially reasonable efforts to cause all such registration statements to be declared effective in a timely manner, (3) use our commercially reasonable efforts to maintain the effectiveness of such registration statements until all such shares are sold or may be sold without restriction pursuant to applicable rules under the Securities Act, and (4) make and keep available adequate current public information and timely file with the SEC all required reports and other documents until all such shares are sold or may be sold without restriction. If such registration statements are not filed or declared effective as described above or any such effective registration statements subsequently become unavailable for more than 30 days in any 12-month period while they are required to be maintained as effective, then we would be required to pay liquidated damages to TMS equal to 0.75% of the aggregate purchase price for the shares remaining eligible for such registration rights each month for each such failure (up to a maximum of 4.0% of the aggregate purchase price for the shares remaining eligible for such registration rights each year).

Credit Support Agreement

On January 2, 2019, we entered a credit support agreement (“CSA”) with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of Total. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed our obligation to repay up to $100.0 million in term loans (“Loans”) and interest thereon in accordance with a term credit agreement we have entered into with an unaffiliated third party (the “Lender”). In consideration for the commitments of THUSA under the CSA, we are required to pay THUSA, on a quarterly basis, a guaranty fee at a rate per annum equal to 10% of the average aggregate Loan amount for the preceding calendar quarter.

Following any payment by THUSA to the Lender under the Guaranty, we would be obligated to immediately pay to THUSA the full amount of such payment plus interest on such amount at a rate equal to LIBOR plus 1.0%. In addition, we would be obligated to pay and reimburse THUSA for all reasonable out-of-pocket expenses it incurs in the performance of its services under the CSA, including all reasonable out-of-pocket attorneys’ fees and expenses incurred in connection with the payment to the Lender under the Guaranty or any enforcement or attempt to enforce any of our obligations under the CSA.

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

As security for our obligations under the CSA, on January 2, 2019, we entered into a pledge and security agreement with THUSA and delivered a collateral assignment of contracts to THUSA, pursuant to which we collaterally assigned to THUSA all fueling agreements we enter into with participants in our Zero Now truck financing program. In addition, on January 2, 2019, we entered into a lockbox agreement with THUSA and PlainsCapital Bank, under which we granted THUSA a security interest in the cash flow generated by the fueling agreements we enter into with participants in the Zero Now program. Until the occurrence of a Trigger Event or Fundamental Trigger Event (as described below) under the CSA, we have the freedom to operate in the normal course and there are no restrictions on the flow of funds in and out of the lockbox account established pursuant to the lockbox agreement. Upon the occurrence of a Trigger Event under the CSA, all funds in the lockbox account will be: first, used to make scheduled debt repayments of Loans and interest thereon; and second, released to us. Further, upon the occurrence of a “Fundamental Trigger Event” under the CSA and during its continuation, in addition to exercising any of the remedies available to THUSA upon the occurrence of a Trigger Event as described above: all participants in the Zero Now program would pay amounts owed under their fueling agreements with us directly into the lockbox account; under a “sweep” mechanism, all cash in the lockbox account would be used to prepay all outstanding Loans; no other disbursements from the lockbox account could be made without THUSA’s consent; and THUSA would retain dominion over the lockbox account and the funds in the account would remain as security for our payment and reimbursement obligations under the CSA. Each of the following events constitutes a Fundamental Trigger Event: we default in the observance or performance of any agreement, term or condition contained in the term credit agreement governing the Loans that would constitute an event of default thereunder, up to or beyond any grace period provided in such agreement, unless waived by the Lender; we default in the observance or performance of any agreement, term or condition contained in any evidence of indebtedness other than such term credit agreement, and the effect of such default is to cause, or permit the holders of such indebtedness to cause, acceleration of indebtedness in an aggregate amount for all such collective defaults of $20.0 million or more; voluntary and involuntary bankruptcy and insolvency events; and the occurrence of a change of control of our Company.

The CSA will terminate following the later of: the payment in full of all of our obligations under the CSA; and the termination or expiration of the Guaranty following the maturity date of the last outstanding Loan or December 31, 2023, whichever is earlier.

Commodity Swap Arrangements

In October 2018, we entered into commodity swap arrangements with Total Gas & Power North America, an affiliate of Total and THUSA, intended to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in our Zero Now truck financing program, which arrangements cover five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024.

Sales of RINs

In 2020, we sold Renewable Identification Numbers to THUSA for proceeds of $4,434,517.50 in the ordinary course of business and at market prices.

Joint Venture

On March 3, 2021, we entered an agreement (“Total JV Agreement”) with Total that created a 50/50 joint venture (“Total JV”) to develop RNG production projects at dairies and other animal waste facilities in the United States. The Total JV Agreement contemplates that the Total JV will invest up to $400 million of equity in production projects, and Total and the Company each committed to initially provide $50 million for the Total JV. Pursuant to the Total JV Agreement, the Company and Total have given the Total JV a limited right of first opportunity to invest in dairy and other animal waste RNG projects they respectively originate. To fund our equity in the Total JV, we have the option to use $20 million of Loans (as defined above).

Policies and Procedures for Related Party Transactions

Our audit committee charter requires that all related party transactions, as defined in applicable SEC rules, be reviewed and approved by our audit committee or another independent body of the Board, in accordance with applicable Nasdaq rules. When evaluating any such transaction, our audit committee focuses on whether the terms of the transaction are at least as favorable to us as terms we would receive on an arm’s-length basis from an unaffiliated third party. Each of the transactions described above that was required to be reviewed and approved by the audit committee in accordance with its charter was so reviewed and approved.

DIRECTOR INDEPENDENCE

As required under applicable rules of The Nasdaq Stock Market LLC, or Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board of Directors has determined that each of Messrs. Scully, Miller, Socha, Taormina, and Weil and Ms. Ardisana is independent under the Nasdaq Listing Rules. Mr. Littlefair is not independent under the Nasdaq Listing Rules due to serving as our President and Chief Executive Officer and Messrs. Charleux and Maurisse are not independent under the Nasdaq Listing Rules due to being director designees of TMS, a wholly owned subsidiary of Total. In addition, our Board of Directors previously determined that under the Nasdaq Listing Rules (i) Mr. Warren Mitchell was independent during his service on the Board of Directors through his retirement on February 25, 2020; (ii) Mr. James E. O’Connor was independent during his service on the Board of Directors through his resignation on May 15, 2020; and (iii) Mr. John S. Herrington was independent during his service on the Board of Directors through his retirement on March 12, 2021. Mr. Philippe Montantême was not independent during his service as a director from September 2018 until February 24, 2021 under the Nasdaq Listing Rules due to being a director designee of TMS, a wholly owned subsidiary of Total.

Our Board has determined that each member of the audit and compensation committees satisfies the enhanced independence standards applicable to members of such a committee under, and with respect to the compensation committee considering the factors set forth in, Nasdaq and SEC rules.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table shows the aggregate fees billed to us for services rendered by KPMG LLP during the periods presented:

	Year Ended December 31,
	2019	2020
	($)	($)
Audit Fees(1)	1,268,450	1,278,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	1,268,450	1,278,000

(1)    Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our interim condensed consolidated financial statements included in our quarterly reports, the audit of our internal control over financial reporting, audits of stand-alone financial statements of certain of our subsidiaries, professional services rendered in connection with our filing of various registration statements (such as registration statements on Form S-8 and Form S-3, including related comfort letters) and other services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Pursuant to our audit committee charter, all audit and permitted non-audit and tax services, as well as the fees and terms of such services, that are provided by our independent registered public accounting firm are pre-approved by the audit committee of the Board. The audit committee may also delegate authority to grant pre-approvals to one or more audit committee members, provided that the pre-approvals are reported to the full audit committee at its regularly scheduled meetings. In considering such services for approval, the audit committee considers, among other things, whether the provision of the services is compatible with maintaining the independence of our independent registered public accounting firm.

All services provided by KPMG LLP in 2019 and 2020 were pre-approved by the audit committee in accordance with the foregoing pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The following consolidated financial statements are included in Item 8 of the Original Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedule

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
3.1	Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 28, 2010, as further amended by the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated May 8, 2014.	Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.2	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.3	Description of Clean Energy Fuels Corp. Capital Stock.	Filed as Exhibit 4.11 to the Annual Filing on Form 10-K for the fiscal year ended 2019.	March 10, 2020

10.1+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
10.2+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.3†	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.25 to the Registration Statement on Form S-1, as amended.	May 24, 2007

10.4+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.5	Lease dated March 18, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.80 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013

10.6	First Amendment to Lease dated April 17, 2013, between The Irvine Company LLC and Clean Energy.	Filed as Exhibit 10.81 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.	May 8, 2013
10.7+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.8+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	May 11, 2015

10.9+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8-K.	December 31, 2015

10.10+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8-K.	December 31, 2015

10.11+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8-K.	December 31, 2015

10.12+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8-K.	December 31, 2015

10.13+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

10.14+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.15+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.16+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	May 4, 2017

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
10.17	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.18	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.19	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.20	Form of Registration Rights Agreement dated June 13, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.21	Term Credit Agreement, dated as of January 2, 2019, between the Registrant and Société Générale.	Filed as Exhibit 1.129 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.22	Credit Support Agreement, dated as of January 2, 2019, by and between the Registrant and Total Holdings USA, Inc.	Filed as Exhibit 1.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.23	Amended and Restated 2016 Performance Incentive Plan.	Filed as Exhibit 10.1 to the Current Report on Form 8-K.	May 18, 2020

10.24 ** ††	Memorandum of Understanding, dated December 18, 2020, between Clean Energy and BP Products North America Inc.

10.25 ** ††	USD $50,000,000 Loan Agreement, dated December 18, 2020, between Clean Energy and BP Products North America Inc.

10.26 ** ††	Joint Venture Agreement, dated March 3, 2021, between Clean Energy Renewable Fuels, LLC and Total Biogas Holdings USA, LLC.

21.1 **	Subsidiaries.

23.1 **	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1 **	Power of Attorney (included on the signature page to this report).

31.1 **	Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 **	Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated herein by reference to the following filings:
Number	Description	Form	Filed on
31.3 *	Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 *	Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland Chief Financial Officer.

99.1	Hedge Policy dated May 29, 2008.	Filed as Exhibit 99.1 to the Current Report on Form 8-K.	June 20, 2008

101 **	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders’ Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.

104 *	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

§	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC.

†	Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.

††	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

*	Filed herewith.

**	Filed or furnished as an exhibit to the Original Report.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

	By:	/s/ Andrew J. Littlefair
Andrew J. Littlefair
President and Chief Executive Officer

Date: April 29, 2021