Form 10-Q
period 2021-03-31
Clean Energy Fuels Corp.
filed 2021-05-06
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 199,917,559 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$108,977	$116,696
Short-term investments	29,528	29,529
Accounts receivable, net of allowance of $1,335 and $1,295 as of December 31, 2020 and March 31, 2021, respectively	61,784	64,175
Other receivables	23,655	25,669
Inventory	28,100	27,523
Prepaid expenses and other current assets	9,404	13,384
Derivative assets, related party	1,591	385
Total current assets	263,039	277,361
Operating lease right-of-use assets	25,967	35,231
Land, property and equipment, net	290,911	283,364
Long-term portion of restricted cash	11,000	7,003
Notes receivable and other long-term assets, net	27,299	32,582
Long-term portion of derivative assets, related party	4,057	962
Investments in other entities	27,962	26,608
Goodwill	64,328	64,328
Intangible assets, net	464	317
Total assets	$715,027	$727,756
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3,592	$6,761
Current portion of finance lease obligations	840	809
Current portion of operating lease obligations	2,822	3,134
Accounts payable	17,310	17,461
Accrued liabilities	52,637	53,162
Deferred revenue	2,642	4,499
Total current liabilities	79,843	85,826
Long-term portion of debt	82,088	80,044
Long-term portion of finance lease obligations	2,552	2,709
Long-term portion of operating lease obligations	23,698	32,342
Other long-term liabilities	3,996	5,729
Total liabilities	192,177	206,650
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 shares authorized; 198,491,204 shares and 199,815,018 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	20	20
Additional paid-in capital	1,191,791	1,198,374
Accumulated deficit	(678,096)	(685,265)
Accumulated other comprehensive loss	(209)	(1,089)
Total Clean Energy Fuels Corp. stockholders’ equity	513,506	512,040
Noncontrolling interest in subsidiary	9,344	9,066
Total stockholders’ equity	522,850	521,106
Total liabilities and stockholders’ equity	$715,027	$727,756

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2020	2021
Revenue:
Product revenue	$75,702	$67,692
Service revenue	10,304	9,451
Total revenue	86,006	77,143
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	46,673	44,808
Service cost of sales	6,259	5,593
Change in fair value of derivative warrants	405	—
Selling, general and administrative	18,259	21,441
Depreciation and amortization	11,924	11,735
Total operating expenses	83,520	83,577
Operating income (loss)	2,486	(6,434)
Interest expense	(2,210)	(1,436)
Interest income	381	254
Other income, net	175	678
Income (loss) from equity method investments	145	(426)
Income (loss) before income taxes	977	(7,364)
Income tax expense	(78)	(83)
Net income (loss)	899	(7,447)
Loss attributable to noncontrolling interest	805	278
Net income (loss) attributable to Clean Energy Fuels Corp.	$1,704	$(7,169)
Net income (loss) attributable to Clean Energy Fuels Corp. per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)
Weighted-average common shares outstanding:
Basic	204,992,555	198,995,453
Diluted	206,040,099	198,995,453

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2020	2021	2020	2021	2020	2021
Net income (loss)	$1,704	$(7,169)	$(805)	$(278)	$899	$(7,447)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2020 and 2021	(1,921)	(880)	—	—	(1,921)	(880)
Unrealized gains on available-for-sale securities, net of $0 tax in 2020 and 2021	6	—	—	—	6	—
Total other comprehensive loss	(1,915)	(880)	—	—	(1,915)	(880)
Comprehensive loss	$(211)	$(8,049)	$(805)	$(278)	$(1,016)	$(8,327)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands; except share data)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2019	204,723,055	$20	$1,203,186	$(668,232)	$(1,566)	$9,621	$543,029
Issuance of common stock	871,010	—	194	—	—	—	194
Repurchase of common stock	(2,810,449)	—	(4,244)	—	—	—	(4,244)
Stock-based compensation	—	—	1,054	—	—	—	1,054
Net income (loss)	—	—	—	1,704	—	(805)	899
Other comprehensive loss	—	—	—	—	(1,915)	—	(1,915)
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, March 31, 2020	202,783,616	$20	$1,198,802	$(666,528)	$(3,481)	$10,204	$539,017

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock	1,323,814	—	3,216	—	—	—	3,216
Stock-based compensation	—	—	3,367	—	—	—	3,367
Net loss	—	—	—	(7,169)	—	(278)	(7,447)
Other comprehensive loss	—	—	—	—	(880)	—	(880)
Balance, March 31, 2021	199,815,018	$20	$1,198,374	$(685,265)	$(1,089)	$9,066	$521,106

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended
	March 31,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$899	$(7,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,924	11,735
Provision for credit losses and inventory	166	380
Stock-based compensation expense	1,054	3,367
Change in fair value of derivative instruments	(5,227)	2,045
Amortization of discount and debt issuance cost	(85)	13
Loss (gain) on disposal of property and equipment	(14)	46
Gain from sale of certain assets of subsidiary	(176)	—
Loss (income) from equity method investments	(145)	426
Non-cash lease expense	676	740
Deferred income taxes	30	33
Changes in operating assets and liabilities:
Accounts and other receivables	(180)	(1,786)
Inventory	51	(176)
Prepaid expenses and other assets	(2,682)	(7,666)
Operating lease liabilities	(851)	(1,048)
Accounts payable	(5,594)	446
Deferred revenue	(2,437)	1,857
Accrued liabilities and other	(1,667)	292
Net cash (used in) provided by operating activities	(4,258)	3,257
Cash flows from investing activities:
Purchases of short-term investments	(29,284)	(58,299)
Maturities and sales of short-term investments	56,500	58,301
Purchases of and deposits on property and equipment	(3,658)	(3,328)
Disbursements for loans receivable	(40)	(3,828)
Payments on and proceeds from sales of loans receivable	609	128
Cash received from sale of certain assets of subsidiary, net	5,628	887
Proceeds from disposal of property and equipment	685	7
Net cash provided by (used in) investing activities	30,440	(6,132)
Cash flows from financing activities:
Issuance of common stock	194	3,216
Repurchase of common stock	(4,244)	—
Proceeds for Adopt-a-Port program	—	2,520
Proceeds from debt instruments	200	1,900
Repayments of debt instruments and finance lease obligations	(1,700)	(1,108)
Net cash (used in) provided by financing activities	(5,550)	6,528
Effect of exchange rates on cash, cash equivalents and restricted cash	(328)	69
Net increase in cash, cash equivalents and restricted cash	20,304	3,722
Cash, cash equivalents and restricted cash, beginning of period	53,222	119,977
Cash, cash equivalents and restricted cash, end of period	$73,526	$123,699
Supplemental disclosure of cash flow information:
Income taxes paid	$29	$—
Interest paid, net of $98 and $0 capitalized, respectively	$2,104	$1,052

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is a leading renewable energy company focused on the procurement and distribution of renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for the United States and Canadian transportation markets. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from our own projects or from third parties) to its customers in the heavy and medium -duty commercial transportation sector.

As a comprehensive clean energy solution provider, the Company also designs and builds, as well as operates and maintains (“O&M”), public and private vehicle fueling stations in the United States and Canada; sells and services compressors and other equipment used in RNG production and at fueling stations; transports and sells its fuels via “virtual” natural gas pipelines and interconnects; sells U.S. federal, state and local government credits (collectively, “Environmental Credits”) it generates by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtains federal, state and local tax credits, grants and incentives.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2021, results of operations, comprehensive loss, and stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2021. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2020 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard clarifies and simplifies the accounting for income taxes, including guidance related to intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, the methodology for calculating income taxes in an interim period, and the application of income tax guidance to franchise taxes that are partially based on income. The Company adopted this standard in the first quarter of 2021. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company is generally the principal in its customer contracts because it has control over the goods and services prior to their transfer to the customer, and as such, revenue is recognized on a gross basis. Sales and usage-based taxes are excluded from revenue. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Three Months Ended
	March 31,
	2020	2021
Volume-related (1)	$75,060	$68,126
Station construction sales	5,522	4,535
AFTC (2)	5,424	4,482
Total revenue	$86,006	$77,143
(1)	Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three months ended March 31, 2020 and 2021, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $5.6 million and a loss of $2.0 million, respectively.
(2)	Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which was extended for vehicle fuel sales made beginning January 1, 2021 through December 31, 2021. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.6 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2020 and March 31, 2021, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2020	2021
Accounts receivable, net	$61,784	$64,175

Contract assets - current	$729	$812
Contract assets - non-current	3,998	3,951
Contract assets - total	$4,727	$4,763

Contract liabilities - current	$1,638	$2,561
Contract liabilities - non-current	59	59
Contract liabilities - total	$1,697	$2,620

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from customers of NG Advantage, LLC (“NG Advantage”) in advance of the performance obligations and are classified as current or noncurrent based on when the related revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

Revenue recognized during the three months ended March 31, 2020 related to the Company’s contract liability balances as of December 31, 2019 was $3.9 million. The increase in the contract liability balances for the three months ended March 31, 2021 is primarily driven by billings in excess of revenue recognized, offset by $1.5 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2020.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

Total Joint Venture

On March 3, 2021, the Company entered an agreement (“Total JV Agreement”) with Total S.E. (“Total”) that created a 50/50 joint venture (“Total JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. The Total JV Agreement contemplates that the Total JV will invest up to $400.0 million of equity in production projects, and Total and the Company each committed to initially provide $50.0 million for the Total JV (the “Total JV Equity Obligations”). To fund the Company’s Total JV Equity Obligations, the Company has the option to borrow $20.0 million from Société Générale pursuant to the term credit agreement described in Note 12.

bp Joint Venture

On April 13, 2021, the Company entered an agreement (“bp JV Agreement”) with BP Products North America Inc. (“bp”) that created a 50/50 joint venture (“bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company have committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units and bp also receiving 20.0 million of Class B Units. bp’s initial $50.0 million contribution consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020 (see Note 12), pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. The Company has the option, exercisable prior to August 31, 2021, to commit an additional $20.0 million to the bpJV and force conversion of bp’s Class B Units into Class A Units.   100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to the Company’s existing marketing agreement with bp.

SAFE&CEC S.r.l.

On November 26, 2017, the Company, through its former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor fueling systems manufacturing subsidiaries, CEC and SAFE S.p.A, in a new company, SAFE&CEC S.r.l. (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of the closing of the CEC Combination on December 29, 2017, the Company owns 49% of SAFE&CEC S.r.l., and LR owns 51% of SAFE&CEC S.r.l.

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. For the three months ended March 31, 2020 and 2021, the Company recorded income of $0.0 million and a loss of $0.4 million from this investment, respectively. As of December 31, 2020 and March 31, 2021, the Company had an investment balance in SAFE&CEC S.r.l. of $24.7 million and $23.3 million, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. As of March 31, 2021, the Company’s controlling interest in NG Advantage was 93.3%.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.8 million and $0.3 million for the three months ended March 31, 2020 and 2021, respectively. The value of the noncontrolling interest was $9.3 million and $9.1 million as of December 31, 2020 and March 31, 2021, respectively.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2020 and March 31, 2021 consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
Current assets:
Cash and cash equivalents	$108,977	$116,696
Total cash and cash equivalents	$108,977	$116,696

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$—
Restricted cash - held as collateral	7,000	7,003
Total long-term portion of restricted cash	$11,000	$7,003

Total cash, cash equivalents and restricted cash	$119,977	$123,699

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $107.6 million and $115.4 million as of December 31, 2020 and March 31, 2021, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term.

Note 5—Short-Term Investments

Short-term investments include available-for-sale debt securities and certificates of deposit. Available-for-sale debt securities are carried at fair value, inclusive of unrealized gains and losses. Unrealized gains and losses on available-for-sale debt securities are recognized in other comprehensive income (loss), net of applicable income taxes. Gains or losses on sales of available-for-sale debt securities are recognized on the specific identification basis.

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2021, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$28,998	$—	$28,998
Certificates of deposit	530	—	530
Total short-term investments	$29,528	$—	$29,528

Short-term investments as of March 31, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$28,999	$—	$28,999
Certificates of deposit	530	—	530
Total short-term investments	$29,529	$—	$29,529

Note 6 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with Total Gas & Power North America, an affiliate of Total and THUSA (as defined in Note 12), for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying condensed consolidated statements of operations.

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

Derivatives and embedded derivatives as of December 31, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,591	$—	$1,591
Long-term portion of derivative assets, related party	4,057	—	4,057
Fueling agreements:
Prepaid expenses and other current assets	249	—	249
Notes receivable and other long-term assets, net	542	—	542
Total derivative assets	$6,439	$—	$6,439
Liabilities:
Fueling agreements:
Accrued liabilities	$283	$—	$283
Other long-term liabilities	273	—	273
Total derivative liabilities	$556	$—	$556

Derivatives and embedded derivatives as of March 31, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$385	$—	$385
Long-term portion of derivative assets, related party	962	—	962
Fueling agreements:
Prepaid expenses and other current assets	658	—	658
Notes receivable and other long-term assets, net	1,863	—	1,863
Total derivative assets	$3,868	$—	$3,868
Liabilities:
Fueling agreements:
Accrued liabilities	$11	$—	$11
Other long-term liabilities	19	—	19
Total derivative liabilities	$30	$—	$30

As of December 31, 2020 and March 31, 2021, the Company had a total volume on open commodity swap contracts of 16.9 million and 15.6 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2020 and March 31, 2021, by year with associated volumes:

	December 31, 2020		March 31, 2021
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2021	5,000,000	$3.18	3,750,000	$3.18
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2020 and March 31, 2021:

	December 31, 2020		March 31, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$1.66 - $1.72	$1.69
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$0.81 - $1.58	$1.00
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$1.75 - $2.58	$2.04

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2020 and March 31, 2021:

	December 31, 2020		March 31, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$1.66 - $1.72	$1.69
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$0.81 - $1.58	$1.00
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$1.75 - $2.58	$2.04

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2020 or March 31, 2021.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$28,998	$—	$28,998	$—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	5,648	—	—	5,648
Embedded derivatives (3)	791	—	—	791
Liabilities:
Embedded derivatives (3)	$556	$—	$—	$556

	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$28,999	$—	$28,999	$—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	1,347	—	—	1,347
Embedded derivatives (3)	2,521	—	—	2,521
Liabilities:
Embedded derivatives (3)	$30	$—	$—	$30

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in "Derivative assets, related party" and "Long-term portion of derivative assets, related party" in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net," “Accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(24)	—	56	—	—
Total gain (loss)	9,299	(580)	108	(3,227)	(405)
Balance as of March 31, 2020	$12,545	$143	$—	$(3,308)	$(445)

Balance as of December 31, 2020	$5,648	$791	$—	$(556)	$—
Settlements, net	(225)	—	38	—	—
Total gain (loss)	(4,076)	1,730	(38)	526	—
Balance as of March 31, 2021	$1,347	$2,521	$—	$(30)	$—

Change in unrealized gain (loss) for the three months ended March 31, 2020 included in earnings	$9,275	$(580)	$164	$(3,227)	$(405)
Change in unrealized gain (loss) for the three months ended March 31, 2021 included in earnings	$(4,301)	$1,730	$—	$526	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2020 and March 31, 2021. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2020 and March 31, 2021 consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
Loans to customers to finance vehicle purchases	$394	$394
Accrued customer billings	6,335	6,280
Fuel tax credits	10,556	11,454
Other	6,370	7,541
Total other receivables	$23,655	$25,669

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

Inventory as of December 31, 2020 and March 31, 2021 consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
Raw materials and spare parts	$28,100	$27,523
Total inventory	$28,100	$27,523

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2020 and March 31, 2021 consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	344,839	346,961
Trailers	79,860	80,465
Other equipment	89,276	89,651
Construction in progress	73,272	72,872
	685,356	688,058
Less accumulated depreciation	(394,445)	(404,694)
Total land, property and equipment, net	$290,911	$283,364

Included in "Land, property and equipment, net" are capitalized software costs of $32.3 million and $32.7 million as of December 31, 2020 and March 31, 2021, respectively. Accumulated amortization of the capitalized software costs is $28.8 million and $29.4 million as of December 31, 2020 and March 31, 2021, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2021, respectively.

As of March 31, 2020 and 2021, $2.1 million and $1.4 million, respectively, is included in "Accounts payable" and "Accrued liabilities," which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2020 and March 31, 2021 consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
Accrued alternative fuels incentives (1)	$18,175	$20,117
Accrued employee benefits	4,282	3,300
Accrued gas and equipment purchases	9,897	10,819
Accrued interest	512	868
Accrued property and other taxes	3,094	4,878
Accrued salaries and wages	7,646	2,918
Embedded derivatives	283	11
Other (2)	8,748	10,251
Total accrued liabilities	$52,637	$53,162
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2020 and March 31, 2021 consisted of the following (in thousands):

	December 31, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
bp Loan	$50,000	$—	$50,000
NG Advantage debt	29,535	117	29,418
SG Facility	5,100	—	5,100
Other debt	1,162	—	1,162
Total debt	85,797	117	85,680
Less amounts due within one year	(3,631)	(39)	(3,592)
Total long-term debt	$82,166	$78	$82,088

	March 31, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
bp Loan	$50,000	$—	$50,000
NG Advantage debt	28,837	106	28,731
SG Facility	7,000	—	7,000
Other debt	1,074	—	1,074
Total debt	86,911	106	86,805
Less amounts due within one year	(6,793)	(32)	(6,761)
Total long-term debt	$80,118	$74	$80,044

SG Credit Agreement

On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100.0 million of loans (“SG Loans”) in support of its Zero Now truck financing program. Under the Credit Agreement, the Company is permitted to use the proceeds from the SG Loans to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith. On March 12, 2021, the Credit Agreement was amended to permit the Company to use up to $45.0 million of proceeds from the SG Loans to fund certain station build costs, and up to $20.0 million to fund Total JV Equity Obligations. Interest on outstanding SG Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly.

The Company is required to make quarterly principal payments of $2.5 million beginning March 31, 2022 with any unpaid amount due on January 2, 2024, subject to the option to extend the maturity date for three successive terms of one year each. The Company is required to make mandatory prepayments under the SG Facility equal to any amounts the Company receives for complete or partial refunds of the incremental cost of trucks purchased or financed under the Zero Now program, and the Company is generally permitted to make complete or partial voluntary prepayments under the SG Facility with prior written notice to SG without premium or penalty. The Credit Agreement includes certain representations, warranties and covenants by the Company and also provides for customary events of default which, if any of them occurs, would permit or require, among other things, the principal and accrued interest on the SG Loans to become or to be declared due and payable. Events of default under the Credit Agreement include, among others, nonpayment of principal and interest when due; violation of covenants; any default by the Company (whether or not resulting in acceleration) under any other agreement for borrowed money in excess of $20.0 million; voluntary or involuntary bankruptcy; repudiation or assignment of the Guaranty by THUSA; or a change of control of the Company.

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of March 31, 2021, the Company had $7.0 million outstanding on the SG Facility, and no events of defaults had occurred.

Total Credit Support Agreement

The Company entered into a credit support agreement with Total Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of Total, on January 2, 2019, which was subsequently amended on March 12, 2021 (as amended, the “CSA”) in conjunction with the March 12, 2021 amendment to the Credit Agreement. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay to SG up to $100.0 million in SG Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate SG Loan amount for the preceding calendar quarter.

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

As security for the Company’s obligations under the CSA, on January 2, 2019, the Company entered into a pledge and security agreement with THUSA and delivered a collateral assignment of contracts to THUSA, pursuant to which the Company collaterally assigned to THUSA all fueling agreements it enters into with participants in the Zero Now truck financing program. In addition, on January 2, 2019, the Company entered into a lockbox agreement with THUSA and PlainsCapital Bank, under which the Company granted THUSA a security interest in the cash flow generated by the fueling agreements the Company enters into with participants in the Zero Now truck financing program.

Until the occurrence of a Trigger Event or Fundamental Trigger Event (as described below) under the CSA, the Company has the freedom to operate in the normal course, and there are no restrictions on the flow of funds in and out of the lockbox account established pursuant to the lockbox agreement. Upon the occurrence of a Trigger Event under the CSA, all funds in the lockbox account will be: first, used to make scheduled debt repayments under the Credit Agreement; and second, released to the Company. Further, upon the occurrence of a “Fundamental Trigger Event” under the CSA and during its continuation, in addition to exercising any of the remedies available to THUSA upon the occurrence of a Trigger Event as described above: all participants in the Zero Now program would pay amounts owed under their fueling agreements with the Company directly into the lockbox account; under a “sweep” mechanism, all cash in the lockbox account would be used to prepay all outstanding SG Loans under the Credit Agreement; no other disbursements from the lockbox account could be made without THUSA’s consent; THUSA would retain dominion over the lockbox account; and the funds in the account would remain as security for the Company’s payment and reimbursement obligations under the CSA. Each of the following events constitutes a Fundamental Trigger Event: the Company defaults in the observance or performance of any agreement, term or condition contained in the Credit Agreement that would constitute an event of default thereunder, up to or beyond any grace period provided in such agreement, unless waived by SG; the Company defaults in the observance or performance of any agreement, term or condition contained in any evidence of indebtedness other than the Credit Agreement, and the effect of such default is to cause, or permit the holders of such indebtedness to cause, acceleration of indebtedness in an aggregate amount for all such collective defaults of $20.0 million or more; voluntary and involuntary bankruptcy and insolvency events; and the occurrence of a change of control of the Company.

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

On December 10, 2020, NG Advantage entered an Amended and Restated Loan and Security Agreement with Berkshire Bank (“Berkshire ALA”) to substitute and replace the two existing loans with Berkshire Bank dated May 12, 2016 and January 24, 2017 (collectively, the “Original Debt”). The Berkshire ALA provides NG Advantage a 5-year term loan of $14.5 million with payments of principal and interest due monthly beginning February 1, 2021 at an annual interest rate of 5%, maturing on January 1, 2026. NG Advantage used the funds provided by the Berkshire ALA to repay in full the outstanding principal balance plus accrued and unpaid interest of the Original Debt, and to repay the outstanding balances of certain other financing obligations to unrelated lenders. The Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit. NG Advantage has pledged as collateral certain assets and equipment including trailers under the Berkshire ALA, and the Company has provided a limited guaranty of up to $7.0 million classified in “Long-term portion of restricted cash” on the accompanying consolidated balance sheet. As a result of the Berkshire ALA transaction, during the year ended December 31, 2020, the Company recognized a $1.2 million loss on extinguishment of debt which is included in “Interest expense” in the accompanying statements of operations. There was no activity or borrowings under the revolving line of credit during the three months ended March 31, 2021, and there were no amounts outstanding under the revolving line of credit as of March 31, 2021. As of March 31, 2021, the Company was in compliance with covenants under the Berkshire ALA.

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

bp Loan

On December 18, 2020, the Company entered a Memorandum of Understanding (“MOU”) with bp to create a joint venture to develop, own, and operate RNG production facilities at dairies. Contemporaneous with the execution of the MOU, the Company and bp executed a loan agreement whereby bp advanced $50.0 million (“bp Loan”) to fund capital costs and expenses incurred prior to formation of the joint venture. The bp Loan bore interest at the rate per annum equal to LIBOR plus 4.33%. As repayment of the bp Loan, the outstanding principal balance was contributed to the bpJV in April 2021 upon entering the bp JV Agreement (Note 3).

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75% with a weighted-average interest rate of 4.38% and 4.37% as of December 31, 2020 and March 31, 2021, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2021 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2021
Net income (loss) attributable to Clean Energy Fuels Corp.	$1,704	$(7,169)

Weighted-average common shares outstanding	204,992,555	198,995,453
Dilutive effect of potential common shares from restricted stock units and stock options	1,047,544	—
Weighted-average common shares outstanding - diluted	206,040,099	198,995,453
Basic income (loss) per share	$0.01	$(0.04)
Diluted income (loss) per share	$0.01	$(0.04)

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2020	2021
Stock options	7,536,325	9,673,902
Convertible notes	3,164,557	—
Restricted stock units	219,241	1,243,946
Total	10,920,123	10,917,848

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2020	2021
Stock-based compensation expense, net of $0 tax in 2020 and 2021	$1,054	$3,367

As of March 31, 2021, there was $30.0 million of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.3 years.

Note 15—Stockholders’ Equity

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of March 31, 2021, the Company had utilized $14.5 million under the Repurchase Program. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended March 31, 2020 and 2021. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three months ended March 31, 2020 and 2021 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its liability for unrecognized tax benefits in the three months ended March 31, 2021 by $0.8 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers during the three months ended March 31, 2021. The net interest incurred was immaterial for both the three months ended March 31, 2020 and 2021.

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

During each of the three months ended March 31, 2020 and 2021, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2021 (in thousands):

Fiscal year:
2021	$1,051
2022	1,182
2023	962
2024	962
2025	962
Thereafter	3,358
Total minimum lease payments	8,477
Less amount representing interest	(2,230)
Present value of lease receivables	$6,247

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and March 31, 2021. The AFTC is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. AFTC is currently available for vehicle fuel sales made through December 31, 2021 and may not be reinstated for vehicle fuel sales made after December 31, 2021.

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

Note 20—Related Party Transactions

Total S.E.

During the three months ended March 31, 2020 and 2021, the Company recognized revenue of $1.0 million and $0.7 million, respectively, related to RINs sold to Total and its affiliates in the ordinary course of business and settlements on commodity swap contracts (Note 6). As of December 31, 2020 and March 31, 2021, the Company had receivables from Total and its affiliates of $0.9 million and $0.1 million, respectively.

During the three months ended March 31, 2020 and 2021, the Company paid Total and its affiliates $0.2 million and $0.5 million, respectively, for expenses incurred in the ordinary course of business and settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). As of December 31, 2020 and March 31, 2021, the amount due to Total and its affiliates was immaterial.

SAFE&CEC S.r.l.

During each of the three months ended March 31, 2020 and 2021, the Company received $0.1 million from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2020 and March 31, 2021, the Company had receivables from SAFE&CEC S.r.l. of $0.2 million and $0.1 million, respectively.

During the three months ended March 30, 2020 and 2021, the Company paid SAFE&CEC S.r.l. $0.4 million and $0.8 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2020 and March 31, 2021, the Company had payables to SAFE&CEC S.r.l. of $0.9 million.

Note 21—Subsequent Events

bp Joint Venture

See description of the bpJV and the bp JV Agreement set forth above in Note 3.

Amazon Warrant

On April 16, 2021, in connection with execution of a Project Addendum to Fuel Pricing Agreement (“Fuel Agreement”) with Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”), the Company entered into a Transaction Agreement with Amazon (the “Transaction Agreement”), pursuant to which, among other things, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon (“Amazon Holdings”), a warrant (the “Warrant”) to purchase up to an aggregate of 53,141,755 shares (the “Warrant Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at an exercise price of $13.49 per share, which was a 21.3% premium to the $11.12 closing price of the Company’s common stock on April 15, 2021.

The Warrant Shares vest in multiple tranches, the first of which for 13,283,445 Warrant Shares vested upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500 million, excluding any payments attributable to “Pass Through Costs,” which consist all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price, gallons or gas sold. Importantly, if all the vesting conditions of the Amazon Warrant are satisfied, Amazon will have purchased hundreds of millions of GGEs of RNG from the Company.

Under the Transaction Agreement we are required to use commercially reasonable efforts to obtain the approval of our stockholders with respect to the issuance of Warrant Shares in excess of 50,595,531 shares of Common Stock (such number of shares, the “Share Cap”), as may be required pursuant to the Nasdaq Global Select Market’s (“Nasdaq”) Listing Rule 5635(b) (the “Stockholder Approval”). Until the Stockholder Approval is obtained, Nasdaq Listing Rule 5635(b) may restrict the issuance of shares of Common Stock exceeding the Share Cap pursuant to, and upon the exercise of, the Warrant. In connection with obtaining the Stockholder Approval and pursuant to the Transaction Agreement, the Company agreed to file a proxy statement and hold a meeting of its stockholders as promptly as practicable to obtain the Stockholder Approval. To the extent the Stockholder Approval is not obtained at such stockholder meeting, at Amazon’s request, the Company is required to cause another stockholder meeting to be held every twelve (12) months until either the Stockholder Approval is obtained, or the term of the Warrant expires. The Company will seek the Stockholder Approval at its 2021 annual meeting of stockholders, which is scheduled to be held on June 14, 2021.

Amazon Holdings may not exercise the Warrant to the extent such exercise would cause Amazon Holdings to beneficially own more than 4.999% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (excluding any unvested portion of the Warrant) (the “Beneficial Ownership Limitation”). Amazon Holdings may, however, waive or modify the Beneficial Ownership Limitation by providing written notice to the Company sixty-one (61) days before such waiver or modification becomes effective (or immediately upon written notice to the Company to the extent the Company is subject to certain acquisition transactions pursuant to a tender or exchange offer).

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”) which provides the Company a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021, as well as the audited consolidated financial statements and notes included therein (collectively, our “2020 Form 10-K”).

Cautionary Note Regarding Forward-Looking Statements

This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies, including expectations regarding our delivery and sales of RNG and Environmental Credits (as defined below), and anticipated trends in our industry and our business.

The preceding list is not intended to be an exhaustive list of all topics addressed by our forward-looking statements. Although the forward-looking statements we make reflect our good faith judgment based on available information, they are only predictions. Accordingly, our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in Item 1A of this report, as such factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face. Nor can we assess the effect of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as guarantees of future events.

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

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas ("RNG") and conventional natural gas delivered. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, reduce their amount of climate-harming greenhouse gas from 60% to over 400% based on determinations by the California Air Resources Board (“CARB”), depending on the source of the RNG, while also reducing criteria pollutants such as Oxides of Nitrogen, or NOx. RNG is delivered as compressed natural gas ("CNG") and liquefied natural gas ("LNG").

As a clean energy solutions provider, we supply RNG and conventional natural gas, in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private fueling stations; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel; and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG is as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are 3.9 million heavy duty trucks operating in the U.S. that use over 35 billion GGEs of diesel per year. We deliver RNG to the transportation market through 545 fueling stations we own, operate or supply in 40 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate or supply 25 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of March 31, 2021, we served over 1,000 fleet customers operating over 48,000 vehicles on our fuels.

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

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected and will likely continue to adversely affect our business. Except as described herein, the COVID-19 pandemic has not resulted in any adverse effects to our operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Our technicians and O&M services continued to operate effectively, and we believe our supply chain has not been disrupted. Additionally, we have adopted and applied protocols and procedures in accordance with federal, state and local government policies and mandates and Centers for Disease Control guidelines for our offices.

We began to see the negative effects of COVID-19 on volumes delivered in mid-March 2020 and continued to see declines in volumes delivered through March 31, 2021, as compared to the respective periods in 2019 and 2020. We saw our volumes bottom in the second quarter of 2020 and have since seen improvement in volumes as volumes delivered for the first quarter of 2021 increased 3% over the second quarter of 2020. Additionally, volumes delivered in March 2021 increased 3% compared to March 2020. The negative effects of COVID-19 in relation to our volumes continue to be seen in the airports (fleet services) and public transit customer markets, which were down by between 16% and 22% during the three months ended March 31, 2021 compared to the comparable 2020 period due to federal, state and local government mandates to restrict normal daily activities, as well as travel bans, quarantines and “shelter-in-place” orders. Although many of these restrictions have been lifted or scaled back in recent months, the continued prevalence of COVID-19 in certain areas has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures, which may remain in place for a significant amount of time, may further adversely affect airports, public transit and government fleet customer markets.

Our volume of GGEs delivered for the three months ended March 31, 2021 declined 7% compared to the three months ended March 31, 2020. Although we are experiencing gradual improvements since the onset of the COVID-19 pandemic, there is no guarantee this will continue due to uncertainties regarding the effects of the COVID-19 pandemic.

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

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $146.2 million as of March 31, 2021, and $7.6 million of current debt. We will also collect receivables related to the 2020 and 2021 AFTC revenue in 2021 and the first half of 2022; we expect AFTC revenue to be approximately $20 million for 2021 giving consideration to the effect of COVID-19 described above.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2020	2021
Volume-related (1)	$75.1	$68.1
Station construction sales	5.5	4.5
AFTC (2)	5.4	4.5
Total	$86.0	$77.1
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6. The following table summarizes our volume-related revenue in the periods:

	Three Months Ended
	March 31,
Revenue (in millions)	2020	2021
Fuel sales and performance of O&M services	$63.6	$60.6
Change in fair value of derivative instruments	5.6	(2.0)
RIN Credits	2.5	5.6
LCFS Credits	3.4	3.9
Total volume-related revenue	$75.1	$68.1
(2)	Represents the federal alternative fuel tax credit that we refer to as AFTC, which is currently available for vehicle fuel sales made through December 31, 2021. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2021.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC, Mansfield Clean Energy Partners, LLC (“MCEP”), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2018, 2019 and 2020 and for the three months ended March 31, 2020 and 2021:

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents delivered (in millions)	2018	2019	2020	2020	2021
CNG (1)	299.5	335.7	321.0	84.1	78.6
LNG	66.0	65.1	61.5	15.2	13.8
Total	365.5	400.8	382.5	99.3	92.4

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020 and for the three months ended March 31, 2020 and 2021, were as follows:

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents of RNG delivered (in millions)	2018	2019	2020	2020	2021
CNG	81.5	112.5	124.4	29.3	30.1
LNG	28.6	30.8	28.9	6.7	6.9
Total	110.1	143.3	153.3	36.0	37.0

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents delivered (in millions)	2018	2019	2020	2020	2021
O&M services	157.3	158.5	138.5	34.1	35.1
Fuel (1)	133.6	162.4	157.6	42.7	37.5
Fuel and O&M services (2)	74.6	79.9	86.4	22.5	19.8
Total	365.5	400.8	382.5	99.3	92.4

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020 and for the three months ended March 31, 2020 and 2021, were as follows:

	Year Ended			Three Months Ended
	December 31,			March 31,
Gasoline gallon equivalents of RNG delivered (in millions)	2018	2019	2020	2020	2021
Fuel	64.3	87.3	86.2	21.2	19.2
Fuel and O&M services (2)	45.8	56.0	67.1	14.8	17.8
Total	110.1	143.3	153.3	36.0	37.0

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2018	2019	2020	2020	2021
Station construction cost of sales	$25.1	$23.5	$24.0	$5.1	$4.0
Gross margin (3) (4)	$133.5	$132.0	$106.3	$33.1	$26.7
Net income (loss) attributable to Clean Energy Fuels Corp. (3)	$(3.8)	$20.4	$(9.9)	$1.7	$(7.2)

(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture MCEP. GGEs sold by this joint venture were 0.5 million, 0.4 million and 0.3 million for the years ended December 31, 2018, 2019 and 2020, respectively, and 0.1 million for each of the three months ended March 31, 2020 and 2021.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes the following amounts of AFTC revenue: $26.7 million, $47.1 million and $19.8 million for the years ended December 31, 2018, 2019 and 2020, and $5.4 million and $4.5 million for the three months ended March 31, 2020 and 2021, respectively.
(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $10.3 million, $(6.6) million and $2.1 million for the years ended December 31, 2018, 2019 and 2020, respectively, and $5.6 million and $(2.0) million for the three months ended March 31, 2020 and 2021, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

Recent Developments

Total Joint Venture. On March 3, 2021, we entered an agreement (“Total JV Agreement”) with Total that created a 50/50 joint venture (“Total JV”) to develop ADG RNG production facilities in the U.S. The Total JV Agreement contemplates that the Total JV will invest up to $400 million of equity in production projects, and Total and the Company each committed to initially provide $50 million for the Total JV. To fund our equity in the Total JV, we have the option to borrow $20 million from Société Générale pursuant to the term credit agreement described in Note 12. Total has also agreed to provide credit support of $65.0 million to support our development in the RNG value chain, including $45.0 million for contracted RNG fueling infrastructure.

SG Credit Agreement. On March 12, 2021, we amended the credit agreement with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), to permit the Company to use up to $45.0 million of loan proceeds to fund certain station build costs and up to $20.0 million to fund Total JV Equity Obligations.

bp Joint Venture. On April 13, 2021, we entered an agreement (“bp JV Agreement”) with BP Products North America (“bp”) that created a 50/50 joint venture (“bpJV”) to develop ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company have committed to provide $50 million and $30 million, respectively, with bp and the Company each receiving 30 million of Class A Units and bp also receiving 20 million of Class B Units. bp’s initial $50 million contribution consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020, pursuant to which bp advanced us $50 million to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. We have the option, exercisable prior to August 31, 2021, to commit an additional $20 million to the bpJV and force conversion of bp’s Class B Units into Class A Units. 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to our existing marketing agreement with bp.

Amazon. On April 16, 2021, in connection with execution of a Project Addendum to Fuel Pricing Agreement with Amazon Logistics, Inc., a subsidiary of Amazon (“Fuel Agreement”), we entered into a Transaction Agreement with Amazon (the “Transaction Agreement”), pursuant to which, among other things, we issued to Amazon Holdings a warrant (the “Warrant”) to purchase up to an aggregate of 53,141,755 shares (the “Warrant Shares”) of common stock at an exercise price of $13.49 per share, which was a 21.3% premium to the $11.12 closing price of our common stock on April 15, 2021.

The Warrant Shares vest in multiple tranches, the first of which for 13,283,445 Warrant Shares vested upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500 million, excluding any payments attributable to “Pass Through Costs,” which consist all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price, gallons or gas sold. Importantly, if all the vesting conditions of the Amazon Warrant are satisfied, Amazon will have purchased hundreds of millions of GGEs of RNG from us.

Under the Transaction Agreement we are required to use commercially reasonable efforts to obtain the approval of our stockholders with respect to the issuance of Warrant Shares in excess of 50,595,531 shares of Common Stock (such number of shares, the “Share Cap”), as may be required pursuant to the Nasdaq Global Select Market’s (“Nasdaq”) Listing

Rule 5635(b) (the “Stockholder Approval”). Until the Stockholder Approval is obtained, Nasdaq Listing Rule 5635(b) may restrict the issuance of shares of Common Stock exceeding the Share Cap pursuant to, and upon the exercise of, the Warrant. In connection with obtaining the Stockholder Approval and pursuant to the Transaction Agreement, we agreed to file a proxy statement and hold a meeting of our stockholders as promptly as practicable to obtain the Stockholder Approval. To the extent the Stockholder Approval is not obtained at such stockholder meeting, at Amazon’s request, we are required to cause another stockholder meeting to be held every twelve (12) months until either the Stockholder Approval is obtained, or the term of the Warrant expires. We will seek the Stockholder Approval at our 2021 annual meeting of stockholders, which is scheduled to be held on June 14, 2021.

We believe a commercial partnership with Amazon will enhance our strategies, initiatives and efforts to achieve our goals to grow fleet and other consumer support for the use of RNG as a vehicle fuel for our target customers and geographies. We also believe the proceeds from the issuance of our common stock to Amazon in the event Amazon were to vest and then exercise the Amazon Warrant in part or whole for cash would enhance our liquidity in support of our operations, as well as our ability to execute our business plans and pursue opportunities for further growth. Accordingly, we believe securing this commercial partnership and incenting Amazon to purchase the maximum amount of fuel under the Fuel Agreement is important for our trajectory.

For the year ended December 31, 2021, the Warrant is expected to result in non-cash contra revenue charges of approximately $76 million, which will impact the Company’s operating income. Additional non-cash contra revenue charges will be recognized in subsequent years as Amazon purchases fuel and Warrant Shares vest.

Plains Credit Facility. On May 1, 2021, we entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”) which provides us a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2020 Form 10-K. Except as set forth below, and in “Impact of COVID-19” above, there have been no material changes to such trends as described in the MD&A contained in our 2020 Form 10-K.

The market for natural gas as a vehicle fuel is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower and more limited than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2020 and in the three months ended March 31, 2021 that we expect to continue, principally due to the COVID-19 pandemic and the efforts taken to reduce its spread.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. For example, since approximately the beginning of June 2019 to January 2020, market prices for RINs trended to historical lows. Although RIN prices have generally increased since late January 2020, prices have fluctuated significantly during 2021 and will likely continue to be volatile. Further, LCFS Credit prices have fluctuated significantly during 2021 and will likely continue to be volatile.

The market price of our common stock can be volatile and unpredictable. During the first quarter of 2021, our stock price fluctuated. If a decline of our market capitalization were sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired which could result in a material non-cash charge and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain financial and non-financial covenants with which we must comply. As of March 31, 2021, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2020 Form 10-K. During the three months ended March 31, 2021, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2020 Form 10-K, except for our adoption of new guidance for income taxes effective January 1, 2021, which is described in Note 1. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2020 Form 10-K.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,
	2020	2021
Statements of Operations Data:
Revenue:
Product revenue	88.0%	87.7%
Service revenue	12.0	12.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54.3	58.1
Service cost of sales	7.3	7.3
Change in fair value of derivative warrants	0.5	—
Selling, general and administrative	21.2	27.8
Depreciation and amortization	13.9	15.2
Total operating expenses	97.2	108.4
Operating loss	2.8	(8.4)
Interest expense	(2.6)	(1.9)
Interest income	0.4	0.3
Other income, net	0.2	0.9
Income (loss) from equity method investments	0.2	(0.6)
Loss before income taxes	1.0	(9.7)
Income tax expense	(0.1)	(0.1)
Net loss	0.9	(9.8)
Loss attributable to noncontrolling interest	0.9	0.4
Net loss attributable to Clean Energy Fuels Corp.	1.8%	(9.4)%

Revenue. Revenue decreased by $8.9 million to $77.1 million in the three months ended March 31, 2021, from $86.0 million in the three months ended March 31, 2020. This decrease was primarily due to the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, and decreases in station construction sales and AFTC revenue, partially offset by an increase in volume-related revenue.

Volume-related revenue, excluding the effect of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program, increased by $0.7 million between periods, attributable to an increase in the effective price per gallon earned, partially offset by a decrease in gallons delivered. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $(7.6) million, as we recognized an unrealized gain of $5.6 million in 2020 compared to an unrealized loss of $(2.0) million in 2021 (see Note 6 for more information).

Our effective price per gallon earned increased by $0.06 per gallon to $0.76 per gallon in the three months ended March 31, 2021 compared to $0.70 per gallon in the three months ended March 31, 2020, excluding the effect of the change in fair value of derivative instruments discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas, and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was due to certain sales of natural gas commodities into higher daily spot pricing markets and higher RIN prices.

Station construction sales decreased by $1.0 million between periods due to decreased construction activities.

AFTC revenue decreased by $0.9 million between periods due to the decrease in gallons sold during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Cost of sales. Cost of sales decreased by $2.5 million to $50.4 million in the three months ended March 31, 2021, from $52.9 million in the three months ended March 31, 2020. This decrease was primarily due to a decrease in gallons delivered and a decrease in the cost of station construction activities, partially offset by an increase in our effective cost per gallon.

Our effective cost per gallon increased by $0.02 per gallon to $0.50 per gallon in the three months ended March 31, 2021 from $0.48 per gallon in the three months ended March 31, 2020. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, decreased by $0.4 million to $0.0 million in the three months ended March 31, 2021, from $0.4 million in the three months ended March 31, 2020. The warrants expired unexercised on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses increased by $3.1 million to $21.4 million in the three months ended March 31, 2021, from $18.3 million in the three months ended March 31, 2020. This increase was primarily driven by an increase in stock compensation expense due to equity awards granted during the period and the Company’s higher stock price.

Depreciation and amortization. Depreciation and amortization decreased by $0.2 million to $11.7 million in the three months ended March 31, 2021, from $11.9 million in the three months ended March 31, 2020, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense decreased by $0.8 million to $1.4 million in the three months ended March 31, 2021, from $2.2 million in the three months ended March 31, 2020, primarily due to lower average interest rates on outstanding indebtedness between periods.

Other income, net. Other income, net increased by $0.5 million from $0.2 million in the three months ended March 31, 2020 to $0.7 million in the three months ended March 31, 2021, primarily due to certain other fees earned.

Income (loss) from equity method investments. Income (loss) from equity method investments changed to a loss of $0.4 million for the three months ended March 31, 2021 from income of $0.1 million for the three months ended March 31, 2020, primarily due to the operating results of SAFE&CEC S.r.l.

Income tax expense. Income tax expense was $0.1 million in each of the three months ended March 31, 2021 and 2020, primarily comprised of deferred taxes associated with goodwill and the Company’s expected state tax expense which was consistent between the periods.

Loss attributable to noncontrolling interest. During the three months ended March 31, 2021 and 2020, we recorded a gain of $0.3 million and $0.8 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2021 and 2020 periods.

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

Cash Flows

Cash provided by operating activities was $3.3 million in the three months ended March 31, 2021, compared to cash used in operating activities of $4.3 million in the comparable 2020 period. The increase in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of receipts and payments of cash in the three months ended March 31, 2021 from the comparable 2020 period.

Cash used in investing activities was $6.1 million in the three months ended March 31, 2021, compared to cash provided by investing activities of $30.4 million in the comparable 2020 period. The decrease in cash from investing activities was primarily attributable to a decrease in net maturities of short-term investments and a decrease in earn-out proceeds received in connection with our sale of certain RNG production facilities and assets to bp in 2017 (the “bp Transaction”) from the comparable period in 2020.

Cash provided by financing activities was $6.5 million in the three months ended March 31, 2021, compared to $5.6 million used in financing activities in the comparable 2020 period. The increase in cash provided by financing activities was primarily attributable to an increase in proceeds from issuances of common stock and debt, reimbursements from Chevron in connection with the Adopt-a-Port program, and lower share repurchases during the three months ended March 31, 2021 from the comparable 2020 period.

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

Our business plan originally called for approximately $27.5 million in capital expenditures in 2021. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. As a result of the Fuel Agreement with Amazon Logistics, Inc., we expect to deploy an additional $45.0 million to $60.0 million in capital expenditures to build fueling stations that will support RNG fueling volume contracted to Amazon Logistics, Inc. during the year ended December 31, 2021. We may fund up to $45.0 million of these expenditures through our SG Facility. Further, in 2021 we anticipate deploying up to approximately $100.0 million to develop dairy RNG production projects.

In addition, NG Advantage may spend up to $0.4 million in 2021 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $90.4 million in principal amount as of March 31, 2021, of which approximately $3.5 million, $61.6 million, $9.9 million, $5.4 million, $1.7 million, and $8.3 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively. Importantly, $50.0 million of such indebtedness was “Preformation Funding” provided by bp to fund capital costs and expenses incurred prior to formation of the bpJV. All such Preformation Funding was contributed to the bpJV in April 2021 and is no longer outstanding indebtedness. We expect our total interest payment obligations relating to this indebtedness to be approximately $2.3 million in 2021, $0.4 million of which had been paid when due as of March 31, 2021. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $51.7 million as of March 31, 2021, of which approximately $4.0 million, $5.5 million, $5.4 million, $5.4 million, $5.3 million and $26.1 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $7.0 million drawn as of March 31, 2021.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2021, we had total cash and cash equivalents and short-term investments of $146.2 million, compared to $138.5 million as of December 31, 2020.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and Part II, Item 1A. “Risk Factors” of this report.

In October 2018 and January 2019, we entered into agreements to implement our Zero Now truck financing program, which permit us to incur up to an additional $93.0 million of indebtedness through the beginning of January 2022, obligate us to make certain interest and other fee payments in connection with this debt and THUSA’s related guaranty (which payments will vary in amount but will be owed by us regardless of the revenue we may receive from the program), and subject us to potential additional payments in connection with related commodity swap arrangements. We are permitted to use any proceeds we receive under these agreements to fund the incremental cost of trucks purchased or financed by operators that participate in the Zero Now program. Additionally, in March 2021, the term credit agreement with SG was amended to permit us to use proceeds up to $45.0 million to fund certain station build costs and up to $20.0 million to fund Total JV Equity Obligations.

See Note 12 for more information about all of our outstanding debt.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $29.6 million;
●	One long-term natural gas purchase contract with a take-or-pay commitment;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments;
●	One long-term natural gas sale contract with a fixed supply commitment along with a guaranty agreement; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of March 31, 2021, we had one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index-based prices and expires in June 2022. Additionally, as of March 31, 2021, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

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

In addition, as of March 31, 2021, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $74.6 million of our cost of sales in 2020 and $24.3 million of our cost of sales for the three months ended March 31, 2021.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of March 31, 2021, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $3.3 million.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2021, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2021, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.3 million, net.

Interest Rate Risk

As of March 31, 2021, we had $57.0 million of debt that bears interest at a rate equal to LIBOR plus a margin per annum. Thus, our interest expense would fluctuate with a change in LIBOR. If LIBOR were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.6 million.

The term credit agreement with SG permits us to draw loans from time to time through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR which is expected to be discontinued after 2021. We intend to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and work with our lenders under the credit agreements, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A.—Risk Factors

An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2020 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.

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

In June 2020, the California Air Resources Board, or CARB, adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Among other things, we believe the intent of the Advanced Clean Trucks regulation and the September 2020 Executive Order is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. If either the Advanced Clean Trucks regulation or any additional regulations adopted by CARB, including pursuant to the September 2020 Executive Order, is permitted to take effect, it may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, because of the adoption of the Advanced Clean Trucks regulation and the issuance of the September 2020 Executive Order, other states have taken steps to enact similar regulations, which actions may accelerate if either regulation is permitted to take effect, thereby slowing, delaying or preventing the adoption of our vehicle fuels in those states as well.

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, health crises, including the ongoing COVID-19 pandemic, construction delays, technical difficulties, high operating costs, limited availability, or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, since January 1, 2020, market prices for RINs have been as high as $3.02 and as low as $0.80. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions.  Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs to provide credits, grants and incentives, such as an alternative fuel tax credit (“AFTC”), would also adversely impact our revenue.  Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

Our commercial success depends on our ability and the ability of our third-party supply sources to successfully develop and operate projects and produce expected volumes of RNG.

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

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather or labor disruptions; (iii) operating risks; (iv) budget overruns; (v) possible liabilities because of unforeseen environmental, construction, technological or other complications; (vi) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (vii) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations.  Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

Acquisition, financing, construction, and development of projects by us or our partners that own projects may not commence on anticipated timelines or at all.

Our strategy is to continue to expand, including through the acquisition of additional projects and by signing additional supply agreements with third party project owners. From time to time we and our partners enter into nonbinding letters of intent for projects.  Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all.

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

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins Westport is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins Westport and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation and the September 2020 Executive Order, and the supply of engines or vehicle product lines by these manufacturers may also be disrupted or delayed due to the COVID-19 pandemic. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their vehicles to our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

To secure ADG RNG from new projects we develop, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenue.

The development, design and construction process for ADG RNG projects generally lasts between 12 to 18 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. After entering a project letter of intent, we perform a more detailed review of the site’s facilities, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 12 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the EPA and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Livestock waste and dairy farm projects have different economic models and risk profiles than landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

Livestock waste and dairy farm projects produce significantly less RNG than landfill facilities. As a result, these projects are even more dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater effect on the success of livestock waste and dairy farm projects. A significant decline in the value of LCFS credits adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We incurred pre-tax losses in 2018, 2020 and the three months ended March 31, 2021. During 2018, 2019, 2020 and the three months ended March 31, 2021, our results were positively affected by $26.7 million, $47.1 million, $19.8 million, and $4.5 million of AFTC revenue, respectively.  We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined above)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

Cummins, Daimler, Dana, Navistar, PACCAR, Toyota, Volvo, XOS, Tesla and Nikola have announced their plans to bring long-haul Class 8 commercial hydrogen- and battery- powered vehicles to the market.  We will be, however, dependent on these manufacturers to succeed in our target markets, and we will have no influence over their activities.  See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control,” above and elsewhere in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel, natural gas and RNG prices could adversely affect our business.

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil, RNG and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, economic, health and political conditions, transportation costs and the price of foreign imports. Specifically, prices for crude oil, which is the commodity used to make gasoline and diesel, have been lower in recent years, due in part to over-production and increased supply without a corresponding increase in demand, and oil prices decreased further in 2020, hitting an all-time low due to the COVID-19 pandemic. If the prices of crude oil, gasoline and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, then we may not be able to offer our customers an attractive price advantage for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try and attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the current state of the world economies, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

We face increasing competition from competitors, many of which have far greater resources, experience, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.

The market for vehicle fuels is highly competitive. The biggest competition for our products is gasoline and diesel because most vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel, and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles.  Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels.

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

We have, and expect to continue to seek, long-term fueling station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 22%, 21%, and 22% of our revenue in 2018, 2019, and 2020, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures, or other similar arrangements. For example, in March 2021 we created joint ventures with each of Total and bp to develop and own dairy RNG production projects.  These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others, the following: (i) difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner; (ii) diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities; (iii) failure to realize the anticipated synergies or other benefits of a transaction or relationship; (iv) risks of entering new customer or geographic markets in which we may have limited or no experience; (v) potential loss of an acquired company’s or partner’s key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets (and their associated revenue streams), employees or customers in the event of a divestiture or other strategic transaction; and (vi) incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, as well as possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our partners may choose to invest in renewable vehicle fuels other than RNG.

Our partners, including Total, bp and Chevron, may reallocate their resources from RNG to other renewable vehicle fuels.  Any such action would have a material adverse effect on our plans, results of operations and financial condition.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, Environmental Credit sales and recognition of government credits, station construction sales, grants and incentives, such as AFTC (for example, we recorded all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018, and we recorded all of the AFTC revenue associated with our vehicles fuel sales made in 2018 and 2019 in the fourth quarter of 2019); fluctuations in commodity, station construction and labor costs; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.

Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. For example, our results for 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt at a discount and by a gain related to bp, but were also negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other similar gains or losses may not recur regularly, in the same amounts or at all in future periods.

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

As of March 31, 2021, we have consolidated indebtedness of $90.4 million (including the $50.0 million bp Loan described in this report), and we are permitted to incur significant additional debt. Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

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

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote the use of our vehicle fuels. These include various government programs that make grant funds available from purchase of vehicles and construction of fueling stations, as well as the AFTC under which we generate revenue for our vehicle fuel sales. The AFTC expires at the end of 2021. If the AFTC is not extended after 2021 the AFTC would not be available for vehicle fuel sales, and our revenue would be materially adversely affected. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

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

RNG projects are required to register with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. Delays in obtaining registration, RIN qualification, and any LCFS credit qualification of a new project could delay future revenues from a project and could adversely affect our cash flow. Further, we may make large investments in projects prior to receiving the regulatory approval and RIN qualification. By registering RNG projects with the EPA’s voluntary Quality Assurance Plan, we are subject to quarterly third-party audits and semi-annual on-site visits of projects to validate generated RINs and overall compliance with the federal renewable fuel standard. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

A significant portion of our outstanding common stock is beneficially owned or otherwise subject to acquisition by two equityholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

After giving effect to the issuance of the Warrant, Total Marketing Services, S.E. (“TMS”), a wholly owned subsidiary of Total, beneficially owns 20.1% of our outstanding shares of common stock (excluding 7,898,021 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Warrant is immediately exercisable by Amazon Holdings for Warrant Shares representing 4.999% of our outstanding common stock.  Subject to vesting of the Warrant and receipt of the Stockholder Approval, the Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the Beneficial Ownership Limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, Total was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

Total or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions, or other extraordinary transactions. Amazon, through ownership by Amazon Holdings, could become a large stockholder if the Warrant were to vest further through additional fuel purchases from the Company pursuant to the Fuel Agreement, and Amazon Holdings were to exercise the Warrant to purchase vested Warrant Shares and waive the Beneficial Ownership Limitation. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to other stockholders’ interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. Our common stock held by TMS and our common stock underlying the Warrants held by Amazon may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each stockholder. For instance, we filed a registration statement with the SEC to cover the resale of the 50,856,296 shares of our common stock issued and sold to TMS, which registration statement was declared effective in August 2018. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

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
4.4†

Warrant to Purchase Common Stock of Clean Energy Fuels Corp., between Clean Energy Fuels Corp. and Amazon.com NV Investment Holdings LLC, dated as of April 16, 2021 (incorporated by reference to Exhibit 4.4 to Clean Energy Fuels Corp’s Current Report on Form 8-K filed with the SEC on April 19, 2021).

10.27††

Limited Liability Company Agreement of CE Renewco, LLC between Clean Energy and BP Products North America, Inc., effective as of April 13, 2021 (incorporated by reference to Exhibit 10.27 to Clean Energy Fuels Corp’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.28††

Transaction Agreement, between Clean Energy Fuels Corp. and Amazon.com, Inc., dated as of April 16, 2021 (incorporated by reference to Exhibit 10.27 to Clean Energy Fuels Corp’s Current Report on Form 8-K filed with the SEC on April 19, 2021).

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2021;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2021;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2021;
(v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2021; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

†

Certain portions of this document have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.

††	Certain portions of this documents that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 6, 2021	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)