Form 10-Q
period 2021-06-30
Clean Energy Fuels Corp.
filed 2021-08-05
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 222,992,133 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

We own registered or unregistered trademark rights to Clean Energy™. Although we do not use the “®” or “™” symbol in each instance in which one of our trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$108,977	$134,041
Short-term investments	29,528	120,208
Accounts receivable, net of allowance of $1,335 and $1,184 as of December 31, 2020 and June 30, 2021, respectively	61,784	66,497
Other receivables	23,655	14,859
Inventory	28,100	27,968
Prepaid expenses and other current assets	9,404	19,973
Derivative assets, related party	1,591	—
Total current assets	263,039	383,546
Operating lease right-of-use assets	25,967	34,586
Land, property and equipment, net	290,911	274,686
Restricted cash	11,000	7,004
Notes receivable and other long-term assets, net	27,299	70,214
Long-term portion of derivative assets, related party	4,057	—
Investments in other entities	27,962	78,007
Goodwill	64,328	64,328
Intangible assets, net	464	171
Total assets	$715,027	$912,542
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3,592	$8,689
Current portion of finance lease obligations	840	807
Current portion of operating lease obligations	2,822	3,154
Accounts payable	17,310	18,031
Accrued liabilities	52,637	50,351
Deferred revenue	2,642	3,089
Derivative liabilities, related party	—	709
Total current liabilities	79,843	84,830
Long-term portion of debt	82,088	29,569
Long-term portion of finance lease obligations	2,552	2,593
Long-term portion of operating lease obligations	23,698	31,704
Long-term portion of derivative liabilities, related party	—	984
Other long-term liabilities	3,996	7,619
Total liabilities	192,177	157,299
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 and 454,000,000 shares authorized; 198,491,204 shares and 222,966,955 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	20	22
Additional paid-in capital	1,191,791	1,511,742
Accumulated deficit	(678,096)	(764,932)
Accumulated other comprehensive loss	(209)	(373)
Total Clean Energy Fuels Corp. stockholders’ equity	513,506	746,459
Noncontrolling interest in subsidiary	9,344	8,784
Total stockholders’ equity	522,850	755,243
Total liabilities and stockholders’ equity	$715,027	$912,542

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Revenue:
Product revenue	$50,426	$(8,965)	$126,128	$58,727
Service revenue	9,448	9,445	19,752	18,896
Total revenue	59,874	480	145,880	77,623
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	33,054	41,294	79,727	86,102
Service cost of sales	5,499	5,617	11,758	11,210
Change in fair value of derivative warrants	(445)	—	(40)	—
Selling, general and administrative	16,892	21,606	35,151	43,047
Depreciation and amortization	12,050	11,381	23,974	23,116
Total operating expenses	67,050	79,898	150,570	163,475
Operating loss	(7,176)	(79,418)	(4,690)	(85,852)
Interest expense	(1,841)	(1,002)	(4,051)	(2,438)
Interest income	273	240	654	494
Other income, net	2,287	166	2,462	844
Income (loss) from equity method investments	(502)	121	(357)	(305)
Loss before income taxes	(6,959)	(79,893)	(5,982)	(87,257)
Income tax expense	(78)	(56)	(156)	(139)
Net loss	(7,037)	(79,949)	(6,138)	(87,396)
Loss attributable to noncontrolling interest	301	282	1,106	560
Net loss attributable to Clean Energy Fuels Corp.	$(6,736)	$(79,667)	$(5,032)	$(86,836)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.03)	$(0.38)	$(0.02)	$(0.43)
Weighted-average common shares outstanding:
Basic and diluted	200,670,137	207,047,221	202,831,346	203,043,580

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2020	2021	2020	2021	2020	2021
Net loss	$(6,736)	$(79,667)	$(301)	$(282)	$(7,037)	$(79,949)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2020 and 2021	1,007	719	—	—	1,007	719
Unrealized losses on available-for-sale securities, net of $0 tax in 2020 and 2021	(1)	(3)	—	—	(1)	(3)
Total other comprehensive income	1,006	716	—	—	1,006	716
Comprehensive loss	$(5,730)	$(78,951)	$(301)	$(282)	$(6,031)	$(79,233)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2021	2020	2021	2020	2021
Net loss	$(5,032)	$(86,836)	$(1,106)	$(560)	$(6,138)	$(87,396)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2020 and 2021	(914)	(161)	—	—	(914)	(161)
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2020 and 2021	5	(3)	—	—	5	(3)
Total other comprehensive loss	(909)	(164)	—	—	(909)	(164)
Comprehensive loss	$(5,941)	$(87,000)	$(1,106)	$(560)	$(7,047)	$(87,560)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands; except share data)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2019	204,723,055	$20	$1,203,186	$(668,232)	$(1,566)	$9,621	$543,029
Issuance of common stock	871,010	—	194	—	—	—	194
Repurchase of common stock	(2,810,449)	—	(4,244)	—	—	—	(4,244)
Stock-based compensation	—	—	1,054	—	—	—	1,054
Net income (loss)	—	—	—	1,704	—	(805)	899
Other comprehensive loss	—	—	—	—	(1,915)	—	(1,915)
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, March 31, 2020	202,783,616	20	1,198,802	(666,528)	(3,481)	10,204	539,017
Issuance of common stock	25,214	—	41	—	—	—	41
Repurchase of common stock	(3,302,050)	—	(6,406)	—	—	—	(6,406)
Stock-based compensation	—	—	760	—	—	—	760
Net loss	—	—	—	(6,736)	—	(301)	(7,037)
Other comprehensive income	—	—	—	—	1,006	—	1,006
Balance, June 30, 2020	199,506,780	$20	$1,193,197	$(673,264)	$(2,475)	$9,903	$527,381

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock	1,323,814	—	3,216	—	—	—	3,216
Stock-based compensation	—	—	3,367	—	—	—	3,367
Net loss	—	—	—	(7,169)	—	(278)	(7,447)
Other comprehensive loss	—	—	—	—	(880)	—	(880)
Balance, March 31, 2021	199,815,018	20	1,198,374	(685,265)	(1,089)	9,066	521,106
Issuance of common stock, net of issuance costs	23,151,937	2	194,171	—	—	—	194,173
Stock-based compensation	—	—	3,419	—	—	—	3,419
Stock-based sales incentive charges	—	—	115,778	—	—	—	115,778
Net loss	—	—	—	(79,667)	—	(282)	(79,949)
Other comprehensive income	—	—	—	—	716	—	716
Balance, June 30, 2021	222,966,955	$22	$1,511,742	$(764,932)	$(373)	$8,784	$755,243

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Six Months Ended
	June 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(6,138)	$(87,396)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,974	23,116
Provision for credit losses and inventory	1,056	560
Stock-based compensation expense	1,814	6,786
Stock-based sales incentive charges	—	78,053
Change in fair value of derivative instruments	(4,205)	2,507
Amortization of discount and debt issuance cost	(103)	26
Loss (gain) on disposal of property and equipment	(2,298)	174
Loss on extinguishment of debt	—	25
Gain from sale of certain assets of subsidiary	(176)	—
Loss from equity method investments	357	305
Non-cash lease expense	1,373	1,470
Deferred income taxes	60	61
Changes in operating assets and liabilities:
Accounts and other receivables	73,904	2,211
Inventory	218	(732)
Prepaid expenses and other assets	365	(11,722)
Operating lease liabilities	(1,604)	(1,751)
Accounts payable	(10,572)	1,547
Deferred revenue	(8,787)	388
Accrued liabilities and other	(19,479)	(2,711)
Net cash provided by operating activities	49,759	12,917
Cash flows from investing activities:
Purchases of short-term investments	(45,293)	(177,981)
Maturities and sales of short-term investments	85,850	87,301
Purchases of and deposits on property and equipment	(6,354)	(7,888)
Disbursements for loans receivable	(40)	(3,828)
Payments on and proceeds from sales of loans receivable	1,226	224
Cash received from sale of certain assets of subsidiary, net	4,951	887
Investments in other entities	—	(50,669)
Proceeds from disposal of property and equipment	3,224	1,577
Net cash provided by (used in) investing activities	43,564	(150,377)
Cash flows from financing activities:
Issuance of common stock	235	203,923
Repurchase of common stock	(10,650)	—
Fees paid for issuance of common stock	—	(6,534)
Proceeds for Adopt-a-Port program	—	4,670
Proceeds from debt instruments	200	4,400
Proceeds from revolving line of credit	—	1,150
Repayments of borrowing under revolving line of credit	—	(650)
Repayments of debt instruments and finance lease obligations	(52,960)	(48,584)
Payments of debt extinguishment costs	—	(14)
Net cash (used in) provided by financing activities	(63,175)	158,361
Effect of exchange rates on cash, cash equivalents and restricted cash	(199)	167
Net increase in cash, cash equivalents and restricted cash	29,949	21,068
Cash, cash equivalents and restricted cash, beginning of period	53,222	119,977
Cash, cash equivalents and restricted cash, end of period	$83,171	$141,045
Supplemental disclosure of cash flow information:
Income taxes paid	$65	$10
Interest paid, net of $98 and $0 capitalized, respectively	$3,906	$2,460

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

As a comprehensive clean energy solution provider, the Company also designs and builds, as well as operates and maintains, public and private vehicle fueling stations in the United States and Canada; sells and services compressors and other equipment used in RNG production and at fueling stations; transports and sells its fuels via “virtual” natural gas pipelines and interconnects; sells U.S. federal, state and local government credits it generates by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtains federal, state and local tax credits, grants and incentives.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2021, results of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2020 and 2021, and cash flows for the six months ended June 30, 2020 and 2021. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2020 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or any future year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these notes. Actual results could differ from those estimates and may result in material effects on the Company’s operating results and financial position. Significant estimates made in preparing the accompanying condensed consolidated financial statements include (but are not limited to) those related to revenue recognition, fair value measurements, goodwill and long-lived asset valuations and impairment assessments, income tax valuations, stock-based compensation expense and stock-based sales incentive charges.

Amazon Warrant

The Amazon Warrant (defined in Note 14) is accounted for as an equity instrument and measured in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. This instrument is classified in the condensed consolidated statements of operations in accordance with ASC 606, Revenue from Contracts with Customers. For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606. To determine the fair value of the Amazon Warrant in accordance with ASC 718, the Company used the Black-Scholes option pricing model which is based in part on assumptions that require management to use judgment. Based on the fair value of the award, the Company determines the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the condensed consolidated statements of operations. See Note 14 for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Volume-related (1) (2)	$50,231	$(10,829)	$125,290	$57,297
Station construction sales	5,277	6,071	10,800	10,606
AFTC (3)	4,366	5,238	9,790	9,720
Total revenue	$59,874	$480	$145,880	$77,623
(1)	Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three and six months ended June 30, 2020, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $1.5 million and a gain of $4.2 million, respectively. For the three and six months ended June 30, 2021, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $0.5 million and $2.5 million, respectively.

(2)	Includes $78.1 million of non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the three and six months ended June 30, 2021. See Note 14 for more information.
(3)	Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which was extended for vehicle fuel sales made beginning January 1, 2021 through December 31, 2021. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $12.9 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2020 and June 30, 2021, the Company’s contract balances were as follows (in thousands):

	December 31,	June 30,
	2020	2021
Accounts receivable, net	$61,784	$66,497

Contract assets - current	$729	$741
Contract assets - non-current	3,998	3,757
Contract assets - total	$4,727	$4,498

Contract liabilities - current	$1,638	$1,006
Contract liabilities - non-current	59	—
Contract liabilities - total	$1,697	$1,006

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

Revenue recognized during the six months ended June 30, 2020 related to the Company’s contract liability balances as of December 31, 2019 was $4.2 million. The decrease in the contract liability balances for the six months ended June 30, 2021 is primarily driven by $1.5 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2020, offset by billings in excess of revenue recognized.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

Total Joint Venture

On March 3, 2021, the Company entered an agreement (“Total JV Agreement”) with Total S.E. (“Total”) that created a 50/50 joint venture (“Total JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. The Total JV Agreement contemplates that the Total JV will invest up to $400.0 million of equity in production projects, and Total and the Company each committed to initially provide $50.0 million for the Total JV (the “Total JV Equity Obligations”). To fund the Company’s Total JV Equity Obligations the Company has the option to borrow $20.0 million from Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), pursuant to the Credit Agreement (defined in Note 12). See Note 12 for additional information.

bp Joint Venture

On April 13, 2021, the Company entered an agreement (“bp JV Agreement”) with BP Products North America Inc. (“bp”) that created a 50/50 joint venture (“bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units  in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020 (see Note 12), pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to the Company’s marketing agreement with bp.

Pursuant to the bp JV Agreement, the Company had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units convert into Class A Units. On June 21, 2021, the Company contributed $50.2 million to the bpJV, which consisted of (i) its initial contribution commitment of $30.0 million, (ii) the $20.0 million additional contribution to effect the conversion of bp’s Class B Units into Class A Units pursuant to the Company’s exercise of the bp Option, and (iii) $0.2 million for interest on bp’s Class B units to acquire additional Class A Units. As of June 30, 2021, the Company and bp each own 50% of the bp JV.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.1 million from this investment for the three and six months ended June 30, 2021 related to formation expenses. The Company had an investment balance in the bpJV of $50.0 million as of June 30, 2021.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.5 million and a gain of $0.5 million from this investment for the three months ended June 30, 2020 and 2021, respectively, and a loss of $0.4 million and a gain of $0.1 million for the six months ended June 30, 2020 and 2021, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $24.7 million and $24.5 million as of December 31, 2020 and June 30, 2021, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. As of June 30, 2021, the Company’s controlling interest in NG Advantage was 93.3%.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.3 million for each of the three months ended June 30, 2020 and 2021, and $1.1 million and $0.6 million for the six months ended June 30, 2020 and 2021, respectively. The value of the noncontrolling interest was $9.3 million and $8.8 million as of December 31, 2020 and June 30, 2021, respectively.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2020 and June 30, 2021 consisted of the following (in thousands):

	December 31,	June 30,
	2020	2021
Current assets:
Cash and cash equivalents	$108,977	$134,041
Total cash and cash equivalents	$108,977	$134,041

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$—
Restricted cash - held as collateral	7,000	7,004
Total restricted cash	$11,000	$7,004

Total cash, cash equivalents and restricted cash	$119,977	$141,045

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $107.6 million and $132.7 million as of December 31, 2020 and June 30, 2021, respectively.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of June 30, 2021, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$28,998	$—	$28,998
Certificates of deposit	530	—	530
Total short-term investments	$29,528	$—	$29,528

Short-term investments as of June 30, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Municipal bonds and notes	$2,027	$(1)	$2,026
Zero coupon bonds	117,654	(2)	117,652
Certificates of deposit	530	—	530
Total short-term investments	$120,211	$(3)	$120,208

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

Derivatives and embedded derivatives as of December 31, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,591	$—	$1,591
Long-term portion of derivative assets, related party	4,057	—	4,057
Fueling agreements:
Prepaid expenses and other current assets	249	—	249
Notes receivable and other long-term assets, net	542	—	542
Total derivative assets	$6,439	$—	$6,439
Liabilities:
Fueling agreements:
Accrued liabilities	$283	$—	$283
Other long-term liabilities	273	—	273
Total derivative liabilities	$556	$—	$556

Derivatives and embedded derivatives as of June 30, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Long-term portion of derivative assets, related party	$263	$(263)	$—
Fueling agreements:
Prepaid expenses and other current assets	1,399	—	1,399
Notes receivable and other long-term assets, net	3,670	—	3,670
Total derivative assets	$5,332	$(263)	$5,069
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$709	$—	$709
Long-term portion of derivative liabilities, related party	1,247	(263)	984
Total derivative liabilities	$1,956	$(263)	$1,693

As of December 31, 2020 and June 30, 2021, the Company had a total volume on open commodity swap contracts of 16.9 million and 14.4 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2020 and June 30, 2021, by year with associated volumes:

	December 31, 2020		June 30, 2021
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2021	5,000,000	$3.18	2,500,000	$3.18
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

Note 7—Fair Value Measurements

The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and non-recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy consists of the following three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2020 and June 30, 2021:

	December 31, 2020		June 30, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$1.87 - $1.98	$1.92
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$0.81 - $1.58	$1.01
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$1.75 - $2.58	$2.06

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2020 and June 30, 2021:

	December 31, 2020		June 30, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$1.87 - $1.98	$1.92
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$0.81 - $1.58	$1.01
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$1.75 - $2.58	$2.06

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2020 or June 30, 2021.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$28,998	$—	$28,998	$—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	5,648	—	—	5,648
Embedded derivatives (3)	791	—	—	791
Liabilities:
Embedded derivatives (3)	$556	$—	$—	$556

	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$2,026	$—	$2,026	$—
Zero coupon bonds	117,652	—	117,652	—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	5,069	—	—	5,069
Liabilities:
Commodity swap contracts (2)	$1,693	$—	$—	$1,693

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in "Derivative assets, related party" and "Long-term portion of derivative assets, related party" as of December 31, 2020, and "Derivative liabilities, related party" and "Long-term portion of derivative liabilities, related party" as of June 30, 2021 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net," “Accrued liabilities” and “Other long-term liabilities” as of December 31, 2020, and "Prepaid expenses and other current assets" and “Notes receivable and other long-term assets, net" as of June 30, 2021 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of March 31, 2020	$12,545	$143	$—	$(3,308)	$(445)
Settlements, net	(453)	—	—	—	—
Total gain (loss)	(2,349)	(49)	—	1,384	445
Balance as of June 30, 2020	$9,743	$94	$—	$(1,924)	$—

Balance as of March 31, 2021	$1,347	$2,521	$—	$(30)	$—
Settlements, net	—	—	310	—	—
Total gain (loss)	(1,347)	2,548	(2,003)	30	—
Balance as of June 30, 2021	$—	$5,069	$(1,693)	$—	$—

Change in unrealized gain (loss) for the three months ended June 30, 2020 included in earnings	$(2,802)	$(49)	$—	$1,384	$445
Change in unrealized gain (loss) for the three months ended June 30, 2021 included in earnings	$(1,347)	$2,548	$(1,693)	$30	$—

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(477)	—	56	—	—
Total gain (loss)	6,950	(629)	108	(1,843)	40
Balance as of June 30, 2020	$9,743	$94	$—	$(1,924)	$—

Balance as of December 31, 2020	$5,648	$791	$—	$(556)	$—
Settlements, net	(225)	—	349	—	—
Total gain (loss)	(5,423)	4,278	(2,042)	556	—
Balance as of June 30, 2021	$—	$5,069	$(1,693)	$—	$—

Change in unrealized gain (loss) for the six months ended June 30, 2020 included in earnings	$6,473	$(629)	$164	$(1,843)	$40
Change in unrealized gain (loss) for the six months ended June 30, 2021 included in earnings	$(5,648)	$4,278	$(1,693)	$556	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2020 and June 30, 2021. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2020 and June 30, 2021 consisted of the following (in thousands):

	December 31,	June 30,
	2020	2021
Loans to customers to finance vehicle purchases	$394	$402
Accrued customer billings	6,335	6,527
Fuel tax credits	10,556	5,335
Other	6,370	2,595
Total other receivables	$23,655	$14,859

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

Inventory as of December 31, 2020 and June 30, 2021 consisted of the following (in thousands):

	December 31,	June 30,
	2020	2021
Raw materials and spare parts	$28,100	$27,968
Total inventory	$28,100	$27,968

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2020 and June 30, 2021 consisted of the following (in thousands):

	December 31,	June 30,
	2020	2021
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	344,839	346,594
Trailers	79,860	77,437
Other equipment	89,276	90,212
Construction in progress	73,272	76,212
	685,356	688,564
Less accumulated depreciation	(394,445)	(413,878)
Total land, property and equipment, net	$290,911	$274,686

Included in "Land, property and equipment, net" are capitalized software costs of $32.3 million and $33.2 million as of December 31, 2020 and June 30, 2021, respectively. Accumulated amortization of the capitalized software costs is $28.8 million and $29.7 million as of December 31, 2020 and June 30, 2021, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2021, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2020 and 2021, respectively.

As of June 30, 2020 and 2021, $1.5 million and $0.9 million, respectively, is included in "Accounts payable" and "Accrued liabilities," which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2020 and June 30, 2021 consisted of the following (in thousands):

	December 31,	June 30,
	2020	2021
Accrued alternative fuels incentives (1)	$18,175	$17,911
Accrued employee benefits	4,282	3,754
Accrued gas and equipment purchases	9,897	9,847
Accrued interest	512	411
Accrued property and other taxes	3,094	3,385
Accrued salaries and wages	7,646	4,197
Embedded derivatives	283	—
Other (2)	8,748	10,846
Total accrued liabilities	$52,637	$50,351
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2020 and June 30, 2021 consisted of the following (in thousands):

	December 31, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
bp Loan	$50,000	$—	$50,000
NG Advantage debt	29,535	117	29,418
SG Facility	5,100	—	5,100
Other debt	1,162	—	1,162
Total debt	85,797	117	85,680
Less amounts due within one year	(3,631)	(39)	(3,592)
Total long-term debt	$82,166	$78	$82,088

	June 30, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$27,861	$86	$27,775
SG Facility	9,500	—	9,500
Other debt	983	—	983
Total debt	38,344	86	38,258
Less amounts due within one year	(8,718)	(29)	(8,689)
Total long-term debt	$29,626	$57	$29,569

SG Credit Agreement

On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with SG. The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100.0 million of loans (“SG Loans”) in support of its Zero Now truck financing program. Under the Credit Agreement, the Company is permitted to use the proceeds from the SG Loans to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith. On March 12, 2021, the Credit Agreement was amended to permit the Company to use up to $45.0 million of proceeds from the SG Loans to fund certain station build costs, and up to $20.0 million to fund Total JV Equity Obligations. Interest on outstanding SG Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly.

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

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of June 30, 2021, the Company had $9.5 million outstanding on the SG Facility, and no events of defaults had occurred.

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

On December 10, 2020, NG Advantage entered an Amended and Restated Loan and Security Agreement with Berkshire Bank (“Berkshire ALA”) to substitute and replace the two existing loans with Berkshire Bank dated May 12, 2016 and January 24, 2017 (collectively, the “Original Debt”). The Berkshire ALA provides NG Advantage a 5-year term loan of $14.5 million with payments of principal and interest due monthly beginning February 1, 2021 at an annual interest rate of 5%, maturing on January 1, 2026. NG Advantage used the funds provided by the Berkshire ALA to repay in full the outstanding principal balance plus accrued and unpaid interest of the Original Debt, and to repay the outstanding balances of certain other financing obligations to unrelated lenders. NG Advantage has pledged as collateral certain assets and equipment including trailers under the Berkshire ALA, and the Company has provided a limited guaranty of up to $7.0 million classified in “Restricted cash” on the accompanying condensed consolidated balance sheet. As of June 30, 2021, the Company was in compliance with the covenants under the Berkshire ALA.

The Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit which bears interest at the greater of the Prime Rate or 3.00%, plus 0.25% and has a maturity date of July 31, 2022. As of June 30, 2021, NG Advantage had $0.5 million outstanding on the revolving line of credit which is classified in “Long-term portion of debt” in the accompanying condensed consolidated balance sheet. As of June 30, 2021, the interest rate on the revolving line of credit was 3.50% (the Prime Rate (3.25% as of June 30, 2021) plus 0.25%).

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

On December 20, 2018 (the “Closing Date”), NG Advantage entered into a purchase agreement to sell a compression station for a purchase price of $7.0 million to an entity whose member owners were noncontrolling interest member owners of NG Advantage. On the Closing Date and immediately following the consummation of the sale of the compression station, NG Advantage entered into a lease agreement with the buyer of the station pursuant to which the station was leased back to NG Advantage for a term of five years with monthly rent payments equal to $0.1 million at an annual rate of 12.0%.

bp Loan

On December 18, 2020, the Company entered a Memorandum of Understanding (“MOU”) with bp to create the bpJV. Contemporaneous with the execution of the MOU, the Company and bp executed a loan agreement whereby bp advanced $50.0 million (“bp Loan”) to fund capital costs and expenses incurred prior to formation of the bpJV. The bp Loan bore interest at the rate per annum equal to LIBOR plus 4.33%. As repayment of the bp Loan, the outstanding principal balance was contributed to the bpJV in April 2021 upon entering into the bp JV Agreement. See Note 3 for additional information.

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which provides the Company a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of June 30, 2021, no amounts were  outstanding under the Plains LSA. As of June 30, 2021, the Company was in compliance with the covenants under the Plains LSA.

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75% with a weighted-average interest rate of 4.38% and 4.37% as of December 31, 2020 and June 30, 2021, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2021 (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net loss attributable to Clean Energy Fuels Corp.	$(6,736)	$(79,667)	$(5,032)	$(86,836)

Weighted-average common shares outstanding	200,670,137	207,047,221	202,831,346	203,043,580
Dilutive effect of potential common shares from restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding - diluted	200,670,137	207,047,221	202,831,346	203,043,580
Basic and diluted loss per share	$(0.03)	$(0.38)	$(0.02)	$(0.43)

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Stock options	9,654,436	9,028,347	9,654,436	9,028,347
Convertible notes	1,311,031	—	2,237,794	—
Restricted stock units	1,007,929	1,241,306	1,007,929	1,241,306
Amazon warrant shares	—	58,767,714	—	58,767,714
Total	11,973,396	69,037,367	12,900,159	69,037,367

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2020 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Stock-based compensation expense, net of $0 tax in 2020 and 2021	$760	$3,419	$1,814	$6,786

As of June 30, 2021, there was $26.3 million of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.05 years.

Amazon Warrant

On April 16, 2021, the Company entered into a Project Addendum to Fuel Pricing Agreement (“Fuel Agreement”) with Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”), and a Transaction Agreement with Amazon (the “Transaction Agreement”), pursuant to which, among other things, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon (“Amazon Holdings”), a warrant to purchase up to an aggregate of 53,141,755 shares (the “Warrant Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at an exercise price of $13.49 per share, which was a 21.3% premium to the $11.12 closing price of the Common Stock on April 15, 2021.

The Warrant Shares vest in multiple tranches, the first of which for 13,283,445 Warrant Shares vested upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500.0 million, excluding any payments attributable to “Pass Through Costs,” which consist of all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price of gallons or gas sold.

Under the Transaction Agreement, the Company was required to use commercially reasonable efforts to obtain the approval of its stockholders with respect to the issuance of Warrant Shares in excess of 50,595,531 shares of Common Stock, pursuant to The Nasdaq Stock Market LLC’s Listing Rule 5635(b) (the “Stockholder Approval”). On June 14, 2021, the Company obtained Stockholder Approval.

As a result of the issuance of additional shares of Common Stock under the ATM Programs (see Note 15) and in accordance with the terms of the warrant, on June 14, 2021, the number of shares of the Company’s Common Stock that may be purchased pursuant to the warrant, at an exercise price of $13.49 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”). The Additional Warrant Shares vest in multiple tranches, the first of which for 1,406,490 Additional Warrant Shares vested on June 14, 2021. Subsequent tranches of the Additional Warrant Shares will vest over time based on fuel purchases by Amazon and its affiliates, consistent with the vesting schedule for the Warrant Shares as described above. The right to purchase Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires April 16, 2031.

Amazon Holdings may not exercise the Amazon Warrant to the extent such exercise would cause Amazon Holdings to beneficially own more than 4.999% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (excluding any unvested portion of the Amazon Warrant) (the “Beneficial Ownership Limitation”). Amazon Holdings may, however, waive or modify the Beneficial Ownership Limitation by providing written notice to the Company sixty-one (61) days before such waiver or modification becomes effective (or immediately upon written notice to the Company to the extent the Company is subject to certain acquisition transactions pursuant to a tender or exchange offer).

Non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) associated with the Amazon Warrant are recognized as the customer fuels and vesting conditions become probable of being achieved, based on the grant date fair value of the warrants. The fair values of the Amazon Warrant were determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and the following assumptions:

	April 16, 2021	June 14, 2021
Dividend yield	0.0%	0.0%
Expected volatility	66.46%	67.97
Risk-free interest rate	1.59%	1.49%
Expected term in years	10.0	9.8

The volatility amounts used were estimated based on the Company’s historical volatility of the Company’s stock over a period matching the assumed term of the warrants. The expected terms used were based on the term of the warrants at the date of issuance. The risk-free interest rates used were based on the U.S. Treasury yield curve for the expected term of the warrant at the date of issuance.

The following table summarizes the Amazon Warrant activity for the six months ended June 30, 2021:

Warrant
Shares
Outstanding and unvested as of December 31, 2020	—
Granted	58,767,714
Vested	(14,689,935)
Outstanding and unvested as of June 30, 2021	44,077,779

As a result of the immediate vesting of Warrant Shares and Additional Warrant Shares, the Company recognized Amazon Warrant Charges of $76.6 million and a customer incentive asset of $38.4 million representing Amazon Warrant Charges associated with future contractually required minimum fuel purchases which will be recognized as the fuel is purchased.

During the three and six months ended June 30, 2021, Amazon Warrant Charges in the condensed consolidated statements of operations were $78.1 million, which included $76.6 million from the immediate vesting and $1.5 million associated with fuel purchases. As of June 30, 2021, the Company had a customer incentive asset of $2.4 million and $35.4 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of Common Stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of June 30, 2021, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated Common Stock and 1,000,000 shares are designated preferred stock.

At-The-Market Offerings

On May 10, 2021, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell shares of the Company’s Common Stock having an aggregate offering price of up to $100.0 million in an at-the-market offering program (the “May ATM Program”). As of June 3, 2021, the Company sold 12,362,237 shares of Common Stock under the May ATM Program, which exhausted the May ATM Program. On June 7, 2021, the Company entered into a new equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell additional shares of Common Stock having an aggregate offering price of up to $100.0 million in a new at-the-market offering program (the “June ATM Program” and, together with the May ATM Program, the “ATM Programs”). On June 8, 2021, the Company sold 10,473,946 shares of Common Stock under the June ATM Program which exhausted the June ATM Program.

During the three months ended June 30, 2021, the Company issued 22,836,183 shares of Common Stock under the ATM Programs for gross proceeds of $200.0 million, and incurred transaction costs of $6.5 million, including $6.0 million in commissions paid to Goldman Sachs & Co. LLC.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of June 30, 2021, the Company had utilized $14.5 million to repurchase 7,744,386 shares of common stock under the Repurchase Program. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended June 30, 2020 and 2021, and $0.2 million and $0.1 million for the six months ended June 30, 2020 and 2021, respectively. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three and six months ended June 30, 2020 and 2021 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the six months ended June 30, 2021 by $2.3 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant. The net interest incurred was immaterial for the three and six months ended June 30, 2020 and 2021.

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

During each of the three months ended June 30, 2020 and 2021, the Company recognized $0.1 million in “Interest income” on its lease receivables. During each of the six months ended June 30, 2020 and 2021, the Company recognized $0.2 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of June 30, 2021 (in thousands):

Fiscal year:
2021	$701
2022	1,182
2023	962
2024	962
2025	962
Thereafter	3,544
Total minimum lease payments	8,313
Less amount representing interest	(2,300)
Present value of lease receivables	$6,013

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and June 30, 2021. The AFTC is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. AFTC is currently available for vehicle fuel sales made through December 31, 2021 and may not be reinstated for vehicle fuel sales made after December 31, 2021.

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

Note 20—Related Party Transactions

Total S.E.

During the three and six months ended June 30, 2020, the Company recognized revenue of $2.0 million and $2.6 million, respectively, related to RINs sold to Total and its affiliates in the ordinary course of business. During the three and six months ended June 30, 2021, the Company recognized revenue of $0.9 million and $1.6 million, respectively, related to RINs and LNG sold to Total and its affiliates in the ordinary course of business and settlements on commodity swap contracts (Note 6). As of December 31, 2020 and June 31, 2021, the Company had receivables from Total of $0.9 million and $0.5 million, respectively.

During the three and six months ended June 30, 2020, the Company paid Total $0.2 million and $0.4 million, respectively, for expenses incurred in the ordinary course of business. During the three and six months ended June 30, 2021, the Company paid Total $0.5 million and $1.0 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). As of December 31, 2020 and June 30, 2021, the amount due to Total was immaterial.

SAFE&CEC S.r.l.

During the three and six months ended June 30, 2020, the Company received $0.9 million and $1.0 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. During the three and six months ended June 30, 2021, the Company received $0.0 million and $0.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2020 and June 30, 2021, the Company had receivables from SAFE&CEC S.r.l. of $0.2 million and $0.0 million, respectively.

During the three and six months ended June 30, 2020, the Company paid SAFE&CEC S.r.l. $1.6 million and $2.8 million, respectively, for parts and equipment in the ordinary course of business. During the three and six months ended June 30, 2021, the Company paid SAFE&CEC S.r.l. $1.7 million and $2.5 million, respectively, for parts and equipment in the ordinary course of business. As of  December 31, 2020 and June 30, 2021, the Company had payables to SAFE&CEC S.r.l. of $0.9 million and $1.7 million, respectively.

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

As a clean energy solutions provider, we supply RNG and conventional natural gas, in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private fueling stations in the United States and Canada; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG is as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are 3.9 million heavy duty trucks operating in the U.S. that use over 35 billion GGEs of diesel per year. We deliver RNG to the transportation market through 541 fueling stations we own, operate or supply in 41 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate or supply 25 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of June 30, 2021, we served over 1,000 fleet customers operating over 48,000 vehicles on our fuels.

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

Impact of COVID-19

The COVID-19 pandemic has had an adverse impact on the volume of our sales, which we saw bottom in the second quarter of 2020. We have since seen improvement in volumes, with volumes delivered for the second quarter of 2021 13% higher compared to the second quarter of 2020, and 2% higher compared to the second quarter of 2019. We saw significant improvement in our volumes delivered in the public transit customer markets and airports (fleet services), which increased by 24% and 36%, respectively, during the three months ended June 30, 2021, compared to the prior year period. The increase in volumes delivered in the second quarter of 2021 was primarily due to COVID-19 restrictions and “shelter-in-place” orders being lifted and an increase in travel generally.

Although we are experiencing gradual improvements since the onset of the COVID-19 pandemic, there is no guarantee this will continue due to uncertainties regarding the effects of the COVID-19 pandemic. It is possible that the prolonged effect of the COVID-19 pandemic could negatively affect our future volumes. Lower volumes since the onset of the COVID-19 pandemic have resulted in and could again result in lower gross margin dollars and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less revenue from Environmental Credits. Lower volumes have affected and may again affect our federal alternative fuel excise tax credit (“AFTC”) revenue as this leads to lower AFTC-eligible volumes. Given the dynamic nature of these circumstances, significant uncertainty exists concerning the duration of business disruption and the full extent of the effect of COVID-19 on our business, results of operations and financial condition. Additionally, the effects of COVID-19, low oil prices and the adoption of government policies and programs, or increased popular sentiment, in favor of other vehicle technologies or fuels may delay adoption of natural gas vehicles, particularly heavy-duty natural gas trucks, by new or existing customers. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $254.2 million as of June 30, 2021 and $8.7 million of current debt. We will also collect receivables related to the AFTC revenue in 2021 and the first half of 2022; we expect AFTC revenue to be approximately $20 million for 2021 after giving consideration to the effect of COVID-19 described above.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2020	2021	2020	2021
Volume-related (1) (2)	$50.2	$(10.8)	$125.3	$57.3
Station construction sales	5.3	6.1	10.8	10.6
AFTC (3)	4.4	5.2	9.8	9.7
Total	$59.9	$0.5	$145.9	$77.6
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6. The following table summarizes our volume-related revenue in the periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2020	2021	2020	2021
Fuel sales and performance of O&M services (2)	$44.2	$(21.8)	$107.8	$38.8
Change in fair value of derivative instruments	(1.5)	(0.5)	4.2	(2.5)
RIN Credits	2.9	8.2	5.4	13.8
LCFS Credits	4.6	3.3	7.9	7.2
Total volume-related revenue	$50.2	$(10.8)	$125.3	$57.3
(2)	Includes $78.1 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined below), for the three and six months ended June 30, 2021.
(3)	The AFTC is currently available for vehicle fuel sales made through December 31, 2021. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2021.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC and Mansfield Clean Energy Partners, LLC (“MCEP”)), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2018, 2019 and 2020 and for the three and six months ended June 30, 2020 and 2021:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
CNG (1)	299.5	335.7	321.0	73.6	88.5	157.7	167.1
LNG	66.0	65.1	61.5	15.9	12.9	31.1	26.7
Total	365.5	400.8	382.5	89.5	101.4	188.8	193.8

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020 and for the three and six months ended June 30, 2020 and 2021, were as follows:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs of RNG delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
CNG	81.5	112.5	124.4	27.9	35.8	57.2	65.9
LNG	28.6	30.8	28.9	8.1	7.1	14.8	14.0
Total	110.1	143.3	153.3	36.0	42.9	72.0	79.9

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
O&M services	157.3	158.5	138.5	32.2	38.1	66.4	73.2
Fuel (1)	133.6	162.4	157.6	36.8	40.3	79.5	77.8
Fuel and O&M services (2)	74.6	79.9	86.4	20.5	23.0	42.9	42.8
Total	365.5	400.8	382.5	89.5	101.4	188.8	193.8

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020 and for the three and six months ended June 30, 2020 and 2021, were as follows:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs of RNG delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
Fuel	64.3	87.3	86.2	21.9	23.6	43.2	42.8
Fuel and O&M services (2)	45.8	56.0	67.1	14.1	19.3	28.8	37.1
Total	110.1	143.3	153.3	36.0	42.9	72.0	79.9

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Other operating data (in millions)	2018	2019	2020	2020	2021	2020	2021
Station construction cost of sales	$25.1	$23.5	$24.0	$4.6	$5.5	$9.7	$9.5
Gross margin (3) (4) (5)	$133.5	$132.0	$106.3	$21.3	$(46.4)	$54.4	$(19.7)
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (5)	$(3.8)	$20.4	$(9.9)	$(6.7)	$(79.7)	$(5.0)	$(86.8)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture with MCEP. GGEs sold by this joint venture were 0.5 million, 0.4 million and 0.3 million for the years ended December 31, 2018, 2019 and 2020, respectively, 0.1 million for each of the three months ended June 30, 2020 and 2021, and 0.2 million and 0.1 million for the six months ended June 30, 2020 and 2021, respectively.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes the following amounts of AFTC revenue: $26.7 million, $47.1 million and $19.8 million for the years ended December 31, 2018, 2019 and 2020, respectively, $4.4 million and $9.8 million for the three and six months ended June 30, 2020, respectively, and $5.2 million and $9.7 million for the three and six months ended June 30, 2021, respectively.

(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $10.3 million, $(6.6) million and $2.1 million for the years ended December 31, 2018, 2019 and 2020, respectively, $(1.5) million and $(0.5) million for the three months ended June 30, 2020 and 2021, respectively, and $4.2 million and $(2.5) million for the six months ended June 30, 2020 and 2021, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.
(5)	Includes $78.1 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined below), for the three and six months ended June 30, 2021.

Recent Developments

Total Joint Venture. On March 3, 2021, we entered an agreement (“Total JV Agreement”) with Total S.E. (“Total”) that created a 50/50 joint venture (“Total JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. The Total JV Agreement contemplates that the Total JV will invest up to $400.0 million of equity in production projects, and Total and the Company each committed to initially provide $50.0 million for the Total JV (the “Total JV Equity Obligations”). To fund our Total JV Equity Obligations, we have the option to borrow $20.0 million from Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), pursuant to the SG Credit Agreement (as defined below). See Note 12 for additional information. Total has also agreed to provide credit support of $65.0 million to support our development in the RNG value chain, including $45.0 million for contracted RNG fueling infrastructure.

SG Credit Agreement. On March 12, 2021, we amended the credit agreement (as amended, the “SG Credit Agreement”) with SG, to permit us to use up to $45.0 million of loan proceeds to fund certain station build costs and up to $20.0 million to fund Total JV Equity Obligations.

bp Joint Venture. On April 13, 2021, we entered an agreement (“bp JV Agreement”) with BP Products North America Inc. (“bp”) that created a 50/50 joint venture (“bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020 (see Note 12), pursuant to which bp advanced us $50.0 million to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to our existing marketing agreement with bp.

Pursuant to the bp JV Agreement, we had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units convert into Class A Units. On June 21, 2021, we contributed $50.2 million consisting of our initial contribution commitment of $30.0 million, the $20.0 million additional contribution, plus $0.2 million of interest in accordance with the bp JV Agreement to effect the conversion of bp’s Class B Units into Class A Units.

Amazon. On April 16, 2021, we entered into a Project Addendum to Fuel Pricing Agreement (“Fuel Agreement”) with Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”), and a Transaction Agreement with Amazon (the “Transaction Agreement”), pursuant to which, among other things, we issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon (“Amazon Holdings”) a warrant to purchase up to an aggregate of 53,141,755 shares (the “Warrant Shares”) of our common stock at an exercise price of $13.49 per share, which was a 21.3% premium to the $11.12 closing price of our common stock on April 15, 2021.

The Warrant Shares vest in multiple tranches, the first of which for 13,283,445 Warrant Shares vested upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500 million, excluding any payments attributable to “Pass Through Costs,” which consist of all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price, gallons or gas sold. Importantly, in order for all the vesting conditions of the warrant to be satisfied, Amazon would have to purchase hundreds of millions of GGEs of RNG from us.

Under the Transaction Agreement we were required to use commercially reasonable efforts to obtain the approval of our stockholders with respect to the issuance of Warrant Shares in excess of 50,595,531 shares of our common stock, pursuant to The Nasdaq Stock Market LLC’s Listing Rule 5635(b) (the “Stockholder Approval”). On June 14, 2021, we obtained the Stockholder Approval at our 2021 annual meeting of stockholders.

In accordance with the terms of the warrant, as a result of the issuance of shares of our common stock pursuant to the ATM Programs (as defined below), on June 14, 2021, the number of shares of our common stock that may be purchased pursuant to the warrant, at an exercise price of $13.29 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”). The Additional Warrant Shares vest in multiple tranches, the first of which for 1,406,490 Additional Warrant Shares vested on June 14, 2021. Subsequent tranches of the Additional Warrant Shares will vest over time based on fuel purchases by Amazon and its affiliates, consistent with the vesting schedule for the Warrant Shares as described above. The right to purchase Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires April 16, 2031.

We believe our commercial partnership with Amazon will enhance our strategies, initiatives and efforts to achieve our goals to grow fleet and other consumer support for the use of RNG as a vehicle fuel for our target customers and geographies. We also believe the proceeds from the issuance of our common stock to Amazon in the event Amazon were to vest and then exercise the Amazon Warrant in part or as a whole for cash would enhance our liquidity in support of our operations, as well as our ability to execute our business plans and pursue opportunities for further growth. Accordingly, we believe securing this commercial partnership and incentiving Amazon to purchase the maximum amount of fuel under the Fuel Agreement is important for our business trajectory.

As a result of the immediate vesting of Warrant Shares and Additional Warrant Shares, we recognized non-cash stock-based sales incentive contra-revenue charges of $76.6 million and a customer incentive asset of $38.4 million representing Amazon Warrant Charges associated with future contractually required minimum fuel purchases which will be recognized as the fuel is purchased.

For the three and six months ended June 30, 2021, non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) were $78.1 million, which included $76.6 million from the immediate vesting and $1.5 million associated with fuel purchases. As of June 30, 2021, we had a customer incentive asset of $2.4 million and $35.4 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying condensed consolidated balance sheets.

Plains Credit Facility. On May 1, 2021, we entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”) which provides us a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of June 30, 2021, no amounts were outstanding under the Plains LSA.

At-The-Market Offerings. On May 10, 2021, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell shares of our common stock having an aggregate offering price of up to $100.0 million in an at-the-market offering program (the “May ATM Program”). As of June 3, 2021, we sold 12,362,237 shares of our common stock under the May ATM Program, which exhausted the May ATM Program. On June 7, 2021, we entered into a new equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell additional shares of our common stock having an aggregate offering price of up to $100.0 million in a new at-the-market offering program (the “June ATM Program” and, together with the May ATM Program, the “ATM Programs”). On June 8, 2021, we sold 10,473,946 shares of our common stock under the June ATM Program, which exhausted the June ATM Program.

During the three months ended June 30, 2021, we issued 22,836,183 shares of our common stock under the ATM Programs for gross proceeds of $200.0 million, and incurred transaction costs of $6.5 million, including $6.0 million in commissions paid to Goldman Sachs & Co. LLC.

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

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2020 and in the six months ended June 30, 2021. Slower growth may continue, principally due to the COVID-19 pandemic and the efforts taken to reduce its spread.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. For example, from approximately the beginning of June 2019 to January 2020, market prices for RINs trended to historical lows. Although RIN prices have generally increased since late January 2020, prices have fluctuated significantly during 2021 and will likely continue to be volatile. Further, LCFS Credit prices have fluctuated significantly during 2021 and will likely continue to be volatile.

The market price of our common stock can be volatile and unpredictable. If a decline of our market capitalization were sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired which could result in a material non-cash charge and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of June 30, 2021, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2020 Form 10-K. During the six months ended June 30, 2021, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2020 Form 10-K, except for the Amazon Warrant and our adoption of new guidance for income taxes effective January 1, 2021, which are described in Note 1. There have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2020 Form 10-K.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,
	2020	2021
Statements of Operations Data:
Revenue:
Product revenue	84.2%	(1,867.7)%
Service revenue	15.8	1,967.7
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55.2	8,602.9
Service cost of sales	9.2	1,170.2
Change in fair value of derivative warrants	(0.7)	—
Selling, general and administrative	28.2	4,501.3
Depreciation and amortization	20.1	2,371.0
Total operating expenses	112.0	16,645.4
Operating loss	(12.0)	(16,545.4)
Interest expense	(3.1)	(208.8)
Interest income	0.5	50.0
Other income, net	3.8	34.6
Income (loss) from equity method investments	(0.8)	25.2
Loss before income taxes	(11.6)	(16,644.4)
Income tax expense	(0.1)	(11.7)
Net loss	(11.7)	(16,656.1)
Loss attributable to noncontrolling interest	0.5	58.8
Net loss attributable to Clean Energy Fuels Corp.	(11.2)%	(16,597.3)%

Revenue. Revenue decreased by $59.4 million to $0.5 million in the three months ended June 30, 2021, from $59.9 million in the three months ended June 30, 2020. This decrease was primarily due to the Amazon Warrant Charges (see Note 1) of $78.1 million, partially offset by an increase in volume-related revenue, an increase in station construction sales and AFTC revenues, and a lower unrealized loss from the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $16.0 million between periods, attributable to an increase in gallons delivered and an increase in the effective price per gallon. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $1.0 million, as we recognized an unrealized loss of $(1.5) million in 2020 compared to an unrealized loss of $(0.5) million in 2021 (see Note 6 for more information).

Our effective price per gallon increased by $0.09 per gallon to $0.67 per gallon in the three months ended June 30, 2021, compared to $0.58 per gallon in the three months ended June 30, 2020, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas, and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was primarily due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales increased by $0.8 million between periods due to increased construction activities.

AFTC revenue increased by $0.9 million between periods due to the increase in gallons sold during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Cost of sales. Cost of sales increased by $8.3 million to $46.9 million in the three months ended June 30, 2021, from $38.6 million in the three months ended June 30, 2020. This increase was primarily due to an increase in gallons delivered, an increase in our effective cost per gallon delivered, and an increase in the cost of station construction activities.

Our effective cost per gallon increased by $0.03 per gallon to $0.41 per gallon in the three months ended June 30, 2021 from $0.38 per gallon in the three months ended June 30, 2020. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, decreased by $0.4 million to $0.0 million in the three months ended June 30, 2021, from $0.4 million in the three months ended June 30, 2020. The warrants expired unexercised on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses increased by $4.7 million to $21.6 million in the three months ended June 30, 2021, from $16.9 million in the three months ended June 30, 2020. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021 and our higher stock price.

Depreciation and amortization. Depreciation and amortization decreased by $0.7 million to $11.4 million in the three months ended June 30, 2021, from $12.1 million in the three months ended June 30, 2020, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense decreased by $0.8 million to $1.0 million in the three months ended June 30, 2021, from $1.8 million in the three months ended June 30, 2020, primarily due to lower average outstanding indebtedness and interest rates between periods.

Other income, net. Other income, net decreased by $2.1 million to $0.2 million in the three months ended June 30, 2021, from $2.3 million in the three months ended June 30, 2020, primarily due to a gain recorded for the disposal of certain assets in the prior year period.

Income (loss) from equity method investments. Income (loss) from equity method investments changed by $0.6 million to income of $0.1 million in the three months ended June 30, 2021, from a loss of $(0.5) million in the three months ended June 30, 2020, primarily due to the operating results of SAFE&CEC S.r.l.

Income tax expense. Income tax expense was $0.1 million in each of the three months ended June 30, 2021 and 2020, primarily comprised of deferred taxes associated with goodwill and our expected state tax expense which was consistent between the periods.

Loss attributable to noncontrolling interest. During the three months ended June 30, 2021 and 2020, we recorded a gain of $0.3 million for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2021 and 2020 periods.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,
	2020	2021
Statements of Operations Data:
Revenue:
Product revenue	86.5%	75.7%
Service revenue	13.5	24.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54.7	110.9
Service cost of sales	8.1	14.4
Change in fair value of derivative warrants	—	—
Selling, general and administrative	24.1	55.5
Depreciation and amortization	16.4	29.8
Total operating expenses	103.3	210.6
Operating loss	(3.3)	(110.6)
Interest expense	(2.8)	(3.1)
Interest income	0.4	0.6
Other income, net	1.7	1.1
Income (loss) from equity method investments	(0.2)	(0.4)
Loss before income taxes	(4.2)	(112.4)
Income tax expense	(0.1)	(0.2)
Net loss	(4.3)	(112.6)
Loss attributable to noncontrolling interest	0.8	0.7
Net loss attributable to Clean Energy Fuels Corp.	(3.5)%	(111.9)%

Revenue. Revenue decreased by $68.3 million to $77.6 million in the six months ended June 30, 2021, from $145.9 million in the six months ended June 30, 2020. This decrease was primarily due to the Amazon Warrant Charges of $78.1 million, an unfavorable change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, and a decrease in station construction sales and AFTC revenues, partially offset by an increase in volume-related revenue.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $16.7 million between periods, attributable to an increase in gallons delivered and a higher effective price per gallon delivered. The effect on volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $(6.7) million, as we recognized an unrealized gain of $4.2 million in 2020 compared to an unrealized loss of $2.5 million in 2021 (see Note 6 for more information).

Our effective price per gallon increased by $0.07 per gallon to $0.71 per gallon in the six months ended June 30, 2021, compared to $0.64 per gallon in the six months ended June 30, 2020, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $0.2 million between periods due to decreased construction activities.

AFTC revenue decreased by $0.1 million between periods due to the decrease in gallons sold in the first quarter of 2021 which negatively affected the six months ended June 30, 2021.

Cost of sales. Cost of sales increased by $5.8 million to $97.3 million in the six months ended June 30, 2021, from $91.5 million in the six months ended June 30, 2020. This increase was primarily due to an increase in gallons delivered and an increase in our effective cost per gallon delivered.

Our effective cost per gallon increased by $0.02 per gallon to $0.45 per gallon in the six months ended June 30, 2021 from $0.43 per gallon in the six months ended June 30, 2020. Our effective cost per gallon is defined as the total costs associated with delivering natural gas, including gas commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, was $0.0 million in each of the six months ended June 30, 2021 and 2020. The warrants expired unexercised on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses increased by $7.8 million to $43.0 million in the six months ended June 30, 2021, from $35.2 million in the six months ended June 30, 2020. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during the period and our higher stock price.

Depreciation and amortization. Depreciation and amortization decreased by $0.9 million to $23.1 million in the six months ended June 30, 2021, from $24.0 million in the six months ended June 30, 2020, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense decreased by $1.7 million to $2.4 million in the six months ended June 30, 2021, from $4.1 million in the six months ended June 30, 2020. This decrease was primarily due to lower average interest rates on outstanding indebtedness between periods.

Other income, net. Other income, net decreased $1.7 million to $0.8 million in the six months ended June 30, 2021, from $2.5 million in the six months ended June 30, 2020, primarily due to lower gains recorded from the disposal of certain assets.

Income (loss) from equity method investments. Income (loss) from equity method investments changed $0.1 million, to a loss of $(0.3) million in the six months ended June 30, 2021, from a loss of $(0.4) million in the six months ended June 30, 2020, primarily due to the operating results of SAFE&CEC S.r.l.

Income tax expense. Income tax expense decreased to $0.1 million in the six months ended June 30, 2021 from $0.2 million in the six months ended June 30, 2020, primarily due to a decrease foreign taxes.

Loss attributable to noncontrolling interest. During the six months ended June 30, 2021 and 2020, we recorded a gain of $0.6 million and $1.1 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2021 and 2020 periods.

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

Cash Flows

Cash provided by operating activities was $12.9 million in the six months ended June 30, 2021, compared to cash provided by operating activities of $49.8 million in the comparable 2020 period. The decrease in cash provided by operating activities was primarily attributable to collection of AFTC receivables related to 2018 and 2019 volumes in the six months ended June 30, 2020.

Cash used in investing activities was $150.4 million in the six months ended June 30, 2021, compared to cash provided by investing activities of $43.6 million in the comparable 2020 period. The decrease in cash from investing activities was primarily attributable to net purchases of short-term investments in the six months ended June 30, 2021, compared to net maturities of short-term investments in the six months ended June 30, 2020, and investments in other entities in the six months ended June 30, 2021, including our contribution to the bpJV.

Cash provided by financing activities was $158.4 million in the six months ended June 30, 2021, compared to $63.2 million used in financing activities in the comparable 2020 period. The increase in cash provided by financing activities was primarily attributable to an increase in net proceeds from the issuance of common stock primarily in connection with our ATM Programs.

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

Our business plan originally called for approximately $27.5 million in capital expenditures in 2021. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. As a result of the Fuel Agreement with Amazon Logistics, Inc., we expect to deploy an additional $45.0 million to $60.0 million in capital expenditures to build fueling stations during the year ended December 31, 2021 that will support RNG fueling volume contracted to Amazon Logistics, Inc. We may fund up to $45.0 million of these expenditures through our SG Credit Agreement. Further, in 2021 we anticipate deploying up to approximately $100.0 million to develop ADG RNG production facilities. To that end, we contributed $50.2 million to the bpJV during the three months ended June 30, 2021.

In addition, NG Advantage may spend up to $0.4 million in 2021 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $41.7 million in principal amount as of June 30, 2021, of which approximately $2.0 million, $14.2 million, $10.0 million, $5.5 million, $1.7 million, and $8.3 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively. We expect our total interest payment obligations relating to this indebtedness to be approximately $2.3 million in 2021, $1.0 million of which had been paid when due as of June 30, 2021. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $50.3 million as of June 30, 2021, of which approximately $2.6 million, $5.5 million, $5.4 million, $5.4 million, $5.3 million and $26.1 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $9.5 million drawn as of June 30, 2021.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of June 30, 2021, we had total cash and cash equivalents and short-term investments of $254.2 million, compared to $138.5 million as of December 31, 2020.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and Part II, Item 1A. “Risk Factors” of this report.

In October 2018 and January 2019, we entered into agreements to implement our Zero Now truck financing program, which permit us to incur up to an additional $90.5 million of indebtedness through the beginning of January 2022, obligate us to make certain interest and other fee payments in connection with this debt and THUSA’s related guaranty (which payments will vary in amount but will be owed by us regardless of the revenue we may receive from the program), and subject us to potential additional payments in connection with related commodity swap arrangements. We are permitted to use any proceeds we receive under these agreements to fund the incremental cost of trucks purchased or financed by operators that participate in the Zero Now program. Additionally, in March 2021, the SG Credit Agreement was amended to permit us to use proceeds up to $45.0 million to fund certain station build costs and up to $20.0 million to fund Total JV Equity Obligations.

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

If we deploy additional capital to develop ADG RNG production facilities and fueling stations to support contracted RNG fueling volume we could be required to raise additional capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $34.2 million;
●	One long-term natural gas purchase contract with a take-or-pay commitment;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments;
●	One long-term natural gas sale contract with a fixed supply commitment along with a guaranty agreement; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of June 30, 2021, we had one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index-based prices and expires in June 2022. Additionally, as of June 30, 2021, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

NG Advantage has entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity until March 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guarantee NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. Our guaranty is in effect until thirty days following our notice to bp of termination.

In addition, as of June 30, 2021, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $74.6 million of our cost of sales in 2020 and $45.8 million of our cost of sales for the six months ended June 30, 2021.

In October 2018, in support of our Zero Now truck financing program, we entered into two commodity swap contracts with Total Gas & Power North America, an affiliate of Total and Total Holdings USA Inc., for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators that participate in the Zero Now truck financing program.

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of June 30, 2021, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $3.0 million.

Foreign Currency Exchange Rate Risk

For the three months ended June 30, 2021, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2021, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million, net.

Interest Rate Risk

As of June 30, 2021, we had $10.0 million of debt that bears interest at a rate equal to LIBOR or the Prime Rate plus a margin per annum. Thus, our interest expense would fluctuate with a change in LIBOR or the Prime Rate. If these rates were to each increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.1 million.

The SG Credit Agreement permits us to draw loans from time to time through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR, certain tenors of which are expected to be discontinued after 2021 with other tenors being discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders under the credit agreements, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Beginning in late 2019, a novel strain of coronavirus (COVID-19) spread throughout the world, including the United States, ultimately being declared a pandemic. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state and local governments to restrict normal daily activities, which resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, business limitations and shutdowns (subject to exceptions for certain essential operations and businesses, including our business). Some of these governmental restrictions have since been scaled back or lifted, although an increase in the prevalence of COVID-19 cases and the spread of new and more contagious and/or vaccine resistant variants may result in the re-imposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely affected by the COVID-19 pandemic.

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue full operations. Despite our essential designation and our continued operations, however, we are subject to various risk and uncertainties because of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:

●	a further delay in the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels;
●	a continued or further decrease in the volume of truck and fleet operations, including shuttle busses at airports, and lower-than-normal levels of public transportation generally, which have resulted and may continue to result in decreased demand for our vehicle fuels; and
●	the impact of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries.

The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution, public acceptance and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.  Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results because of its global economic impact, including any economic downturn or recession that has occurred or may occur. The adverse effect of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

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

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others:

●	Lack of demand for trucks that use our vehicle fuels;
●	Adoption of government policies or programs or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles powered by gasoline, diesel, RNG, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
●	Perceptions about the benefits of our vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
●	Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
●	Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers or drivers;
●	Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
●	The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;
●	Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels;

●	The availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
●	Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, droughts, financial condition of the applicable ADG and LFG source owner, health crises, including the ongoing COVID-19 pandemic, construction delays, technical difficulties, high operating costs, limited availability, or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, since January 1, 2020, market prices for RINs have been as high as $3.23 and as low as $0.80. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions.  Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs to provide credits, grants and incentives, such as an alternative fuel tax credit (“AFTC”), would also adversely impact our revenue.  Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather, labor disruptions or increases in costs for equipment and construction materials; (iii) operating risks; (iv) weather conditions, including droughts, (v) financial condition of the applicable ADG and LFG source owner, (vi) health of the applicable dairy herd; (vii) consolidation in the dairy industry; (viii) budget overruns; (ix) possible liabilities because of unforeseen environmental, construction, technological or other complications; (x) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (xi) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations.  Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

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

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins Westport is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins Westport and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation and the September 2020 Executive Order.  Further, the supply of engines or vehicle product lines by these manufacturers has been disrupted/delayed due to the COVID-19 pandemic. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their vehicles to our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

To secure ADG RNG from new projects we develop, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenue.

The development, design and construction process for ADG RNG projects generally lasts between 12 to 18 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. After entering a project letter of intent, we perform a more detailed review of the site’s facilities, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 12 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the Environmental Protection Agency (the “EPA”) and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Livestock waste and dairy farm projects have different economic models and risk profiles than landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

Livestock waste and dairy farm projects produce significantly less RNG and have higher operating costs than landfill facilities. As a result, these projects are even more dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater effect on the success of livestock waste and dairy farm projects. A significant decline in the value of LCFS credits adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We incurred pre-tax losses in 2018, 2020 and the six months ended June 30, 2021. During 2018, 2019, 2020 and the six months ended June 30, 2021, our results were positively affected by $26.7 million, $47.1 million, $19.8 million, and $9.7 million of AFTC revenue, respectively.  We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil, RNG and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, economic, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil, gasoline and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, then we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try and attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economies, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

NG Advantage may not be successful.

NG Advantage provides “virtual pipelines” to transport CNG by truck from compression facilities to pipeline interconnects and to industrial and commercial customers that do not have direct access to natural gas pipelines. NG Advantage faces unique risks, including among others: (i) it has a history of net losses and has incurred substantial indebtedness; (ii) NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company; (iii) the labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations; (iv) NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents; and (v) NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business. If NG Advantage fails to manage any of these risks, our business, financial condition, liquidity, results of operations, prospects and reputation may be harmed.  In addition, we have been a significant source of financing for NG Advantage, consisting of loans of $12.9 million and $26.7 million in the years ended December 31, 2020 and 2019, respectively, and a $5.0 million equity investment in the year ended December 31, 2018. If NG Advantage is not able to obtain financing from external sources, we will need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations.

Our station construction activities subject us to business and operational risks.

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions.  As of June

30, 2021, we had 31 completed stations that were not open for fueling operations (we refer to these as “RTO”). We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when or if this will occur. Elimination of any RTOs and/or any station closures could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures, or other similar arrangements. For example, in 2021 we have created joint ventures with each of Total and bp to develop and own dairy RNG production projects.  These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others, the following: (i) difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner; (ii) diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities; (iii)

failure to realize the anticipated synergies or other benefits of a transaction or relationship; (iv) risks of entering new customer or geographic markets in which we may have limited or no experience; (v) potential loss of an acquired company’s or partner’s key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets (and their associated revenue streams), employees or customers in the event of a divestiture or other strategic transaction; and (vi) incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, as well as possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our partners may choose to invest in renewable or low carbon vehicle fuels other than RNG.

Our partners, including Total, bp and Chevron, may reallocate their resources from RNG to other renewable or low carbon vehicle fuels. Any such action would have a material adverse effect on our plans, results of operations and financial condition.

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

As of June 30, 2021, we have consolidated indebtedness of $41.7 million, and we are permitted to incur significant additional debt. Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

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

For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business remains uncertain, a focus on “zero tailpipe emission” vehicles over vehicles with an overall net carbon negative emissions profile, but with some tailpipe emissions operating on RNG, would adversely affect the market for our fuels.

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

Federal or state laws or regulations have been adopted, such as California’s AB 32 cap and trade law, and may be adopted that impose limits on GHG emissions. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory, regulatory, or standards-based organization (such as GRI) programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions. See also the discussion above regarding the Advanced Clean Trucks regulation and the September 2020 Executive Order under “Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.”

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

Risks Related to Our Common Stock

A significant portion of our outstanding common stock is owned or otherwise subject to acquisition by two equityholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

After giving effect to the issuance of the Amazon Warrant, Total Marketing Services, S.E. (“TMS”), a wholly owned subsidiary of Total, owns 42,581,801 shares of our common stock, or 19.1% of our outstanding shares of common stock as of June 30, 2021 (excluding 7,898,021 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock.  Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the Beneficial Ownership Limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, Total was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

Total or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions, or other extraordinary transactions. Amazon, through ownership by Amazon Holdings, could become a large stockholder if the Amazon Warrant were to vest further through additional fuel purchases from the Company pursuant to the Fuel Agreement, and Amazon Holdings were to exercise the Amazon Warrant to purchase vested Warrant Shares or Additional Warrant Shares and waive the Beneficial Ownership Limitation. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to other stockholders’ interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. Our common stock held by TMS and our common stock underlying the Amazon Warrant may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each stockholder. For instance, we filed a registration statement with the SEC to cover the resale of the shares of our common stock issued and sold to TMS, which registration statement was declared effective in August 2018. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline. For instance, in the six months ended June 30, 2021, TMS sold 8,274,495 shares of our common stock, which we believe caused downward pressure on the trading price of our common stock.

General Risk Factors

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other IT security threats involves significant costs. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. Further, a cyberattack could occur and persist for an extended period of time without detection, and an investigation of any successful cyberattack would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cyberattacks. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others, the following: (i) the factors that may influence the adoption of our vehicle fuels, as discussed elsewhere in these risk factors; (ii) our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success; (iii) failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community; (iv) the market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions; (v) the amount of and timing of sales of, and prices for, Environmental Credits; (vi) actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, RNG; (vii) technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock; (viii) changes in political, regulatory, health, economic and market conditions; and (ix) a change in the trading volume of our common stock

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, but which have affected the market prices of these companies’ securities. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

As a result of the issuance of additional shares of Common Stock under the ATM Programs and in accordance with the terms of the Amazon Warrant, on June 14, 2021, the number of shares of our Common Stock that may be purchased pursuant to the Amazon Warrant, at an exercise price of $13.49 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”). The Additional Warrant Shares vest in multiple tranches, the first of which for 1,406,490 Additional Warrant Shares vested on June 14, 2021. Subsequent tranches of the Additional Warrant Shares will vest over time based on fuel purchases by Amazon and its affiliates, in accordance with the schedule in the Amazon Warrant. See Note 14 for additional information. The Amazon Warrant, and the shares of our Common Stock that may be purchased pursuant to such warrant, have not been registered under the Securities Act or under any state securities law and were offered and issued, as applicable, in reliance upon the exemption from registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Certificate of Amendment to Restated Certificate of Incorporation, dated June 14, 2021 (incorporated by reference to Exhibit 3.1 to Clean Energy Fuels Corp’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2021;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2021;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2021;
(v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2021; and
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

CLEAN ENERGY FUELS CORP.

Date: August 5, 2021	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)