Form 10-Q
period 2021-09-30
Clean Energy Fuels Corp.
filed 2021-11-04
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 223,088,469 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$108,977	$139,906
Short-term investments	29,528	120,190
Accounts receivable, net of allowance of $1,335 and $1,268 as of December 31, 2020 and September 30, 2021, respectively	61,784	71,176
Other receivables	23,655	12,901
Inventory	28,100	29,332
Prepaid expenses and other current assets	9,404	23,749
Derivative assets, related party	1,591	502
Total current assets	263,039	397,756
Operating lease right-of-use assets	25,967	33,959
Land, property and equipment, net	290,911	271,540
Restricted cash	11,000	7,006
Notes receivable and other long-term assets, net	27,299	65,800
Long-term portion of derivative assets, related party	4,057	85
Investments in other entities	27,962	76,953
Goodwill	64,328	64,328
Intangible assets, net	464	24
Total assets	$715,027	$917,451
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3,592	$11,053
Current portion of finance lease obligations	840	830
Current portion of operating lease obligations	2,822	3,250
Accounts payable	17,310	17,403
Accrued liabilities	52,637	60,854
Deferred revenue	2,642	2,034
Total current liabilities	79,843	95,424
Long-term portion of debt	82,088	25,900
Long-term portion of finance lease obligations	2,552	2,536
Long-term portion of operating lease obligations	23,698	31,067
Other long-term liabilities	3,996	7,593
Total liabilities	192,177	162,520
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 and 454,000,000 shares authorized; 198,491,204 shares and 223,085,469 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	20	22
Additional paid-in capital	1,191,791	1,516,452
Accumulated deficit	(678,096)	(768,866)
Accumulated other comprehensive loss	(209)	(1,237)
Total Clean Energy Fuels Corp. stockholders’ equity	513,506	746,371
Noncontrolling interest in subsidiary	9,344	8,560
Total stockholders’ equity	522,850	754,931
Total liabilities and stockholders’ equity	$715,027	$917,451

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Revenue:
Product revenue	$60,310	$74,354	$186,438	$133,081
Service revenue	10,576	11,741	30,328	30,637
Total revenue	70,886	86,095	216,766	163,718
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	38,767	48,254	118,494	134,356
Service cost of sales	6,522	7,547	18,280	18,757
Change in fair value of derivative warrants	—	—	(40)	—
Selling, general and administrative	16,639	22,303	51,790	65,350
Depreciation and amortization	11,744	11,092	35,718	34,208
Total operating expenses	73,672	89,196	224,242	252,671
Operating loss	(2,786)	(3,101)	(7,476)	(88,953)
Interest expense	(1,009)	(1,038)	(5,060)	(3,476)
Interest income	427	334	1,081	828
Other income, net	919	62	3,381	906
Loss from equity method investments	(11)	(355)	(368)	(660)
Loss before income taxes	(2,460)	(4,098)	(8,442)	(91,355)
Income tax expense	(79)	(60)	(235)	(199)
Net loss	(2,539)	(4,158)	(8,677)	(91,554)
Loss attributable to noncontrolling interest	268	224	1,374	784
Net loss attributable to Clean Energy Fuels Corp.	$(2,271)	$(3,934)	$(7,303)	$(90,770)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.43)
Weighted-average common shares outstanding:
Basic and diluted	198,785,394	223,008,202	201,472,851	209,771,584

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2020	2021	2020	2021	2020	2021
Net loss	$(2,271)	$(3,934)	$(268)	$(224)	$(2,539)	$(4,158)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2020 and 2021	687	(838)	—	—	687	(838)
Unrealized losses on available-for-sale securities, net of $0 tax in 2020 and 2021	(3)	(26)	—	—	(3)	(26)
Total other comprehensive income (loss)	684	(864)	—	—	684	(864)
Comprehensive loss	$(1,587)	$(4,798)	$(268)	$(224)	$(1,855)	$(5,022)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2020	2021	2020	2021	2020	2021
Net loss	$(7,303)	$(90,770)	$(1,374)	$(784)	$(8,677)	$(91,554)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2020 and 2021	(227)	(999)	—	—	(227)	(999)
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2020 and 2021	2	(29)	—	—	2	(29)
Total other comprehensive loss	(225)	(1,028)	—	—	(225)	(1,028)
Comprehensive loss	$(7,528)	$(91,798)	$(1,374)	$(784)	$(8,902)	$(92,582)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands; except share data)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2019	204,723,055	$20	$1,203,186	$(668,232)	$(1,566)	$9,621	$543,029
Issuance of common stock	871,010	—	194	—	—	—	194
Repurchase of common stock	(2,810,449)	—	(4,244)	—	—	—	(4,244)
Stock-based compensation	—	—	1,054	—	—	—	1,054
Net income (loss)	—	—	—	1,704	—	(805)	899
Other comprehensive loss	—	—	—	—	(1,915)	—	(1,915)
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, March 31, 2020	202,783,616	20	1,198,802	(666,528)	(3,481)	10,204	539,017
Issuance of common stock	25,214	—	41	—	—	—	41
Repurchase of common stock	(3,302,050)	—	(6,406)	—	—	—	(6,406)
Stock-based compensation	—	—	760	—	—	—	760
Net loss	—	—	—	(6,736)	—	(301)	(7,037)
Other comprehensive income	—	—	—	—	1,006	—	1,006
Balance, June 30, 2020	199,506,780	$20	$1,193,197	$(673,264)	$(2,475)	$9,903	$527,381
Issuance of common stock	141,310	—	248	—	—	—	248
Repurchase of common stock	(1,235,192)	—	(3,013)	—	—	—	(3,013)
Stock-based compensation	—	—	708	—	—	—	708
Net loss	—	—	—	(2,271)	—	(268)	(2,539)
Other comprehensive loss	—	—	—	—	684	—	684
Balance, September 30, 2020	198,412,898	$20	$1,191,140	$(675,535)	$(1,791)	$9,635	$523,469

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock	1,323,814	—	3,216	—	—	—	3,216
Stock-based compensation	—	—	3,367	—	—	—	3,367
Net loss	—	—	—	(7,169)	—	(278)	(7,447)
Other comprehensive loss	—	—	—	—	(880)	—	(880)
Balance, March 31, 2021	199,815,018	20	1,198,374	(685,265)	(1,089)	9,066	521,106
Issuance of common stock, net of issuance costs	23,151,937	2	194,171	—	—	—	194,173
Stock-based compensation	—	—	3,419	—	—	—	3,419
Stock-based sales incentive charges	—	—	115,778	—	—	—	115,778
Net loss	—	—	—	(79,667)	—	(282)	(79,949)
Other comprehensive income	—	—	—	—	716	—	716
Balance, June 30, 2021	222,966,955	$22	$1,511,742	$(764,932)	$(373)	$8,784	$755,243
Issuance of common stock	118,514	—	390	—	—	—	390
Stock-based compensation	—	—	3,434	—	—	—	3,434
Stock-based sales incentive charges		—	886	—	—	—	886
Net loss	—	—	—	(3,934)	—	(224)	(4,158)
Other comprehensive loss	—	—	—	—	(864)	—	(864)
Balance, September 30, 2021	223,085,469	$22	$1,516,452	$(768,866)	$(1,237)	$8,560	$754,931

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Nine Months Ended
	September 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(8,677)	$(91,554)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,718	34,208
Provision for credit losses and inventory	1,421	955
Stock-based compensation expense	2,522	10,220
Stock-based sales incentive charges	—	80,237
Change in fair value of derivative instruments	(4,055)	2,240
Amortization of discount and debt issuance cost	(69)	27
Loss (gain) on disposal of property and equipment	(3,314)	1,671
Loss on extinguishment of debt	—	25
Gain from sale of certain assets of subsidiary	(176)	—
Loss from equity method investments	368	660
Non-cash lease expense	2,060	2,219
Deferred income taxes	90	91
Changes in operating assets and liabilities:
Accounts and other receivables	62,602	(520)
Inventory	437	(3,255)
Prepaid expenses and other assets	4,626	(8,680)
Operating lease liabilities	(2,368)	(2,414)
Accounts payable	(8,630)	(181)
Deferred revenue	(11,957)	(667)
Accrued liabilities and other	(17,476)	7,561
Net cash provided by operating activities	53,122	32,843
Cash flows from investing activities:
Purchases of short-term investments	(45,293)	(194,976)
Maturities and sales of short-term investments	101,850	104,301
Purchases of and deposits on property and equipment	(9,985)	(20,197)
Disbursements for loans receivable	(40)	(3,828)
Payments on and proceeds from sales of loans receivable	1,442	362
Cash received from sale of certain assets of subsidiary, net	4,830	887
Investments in other entities	(150)	(50,669)
Proceeds from disposal of property and equipment	4,615	2,317
Net cash provided by (used in) investing activities	57,269	(161,803)
Cash flows from financing activities:
Issuance of common stock	483	204,174
Repurchase of common stock	(13,663)	—
Fees paid for issuance of common stock	—	(6,534)
Proceeds for Adopt-a-Port program	—	4,840
Repayment of proceeds for Adopt-a-Port program	—	(126)
Proceeds from debt instruments	300	4,400
Proceeds from revolving line of credit	—	1,450
Repayments of borrowing under revolving line of credit	—	(1,450)
Repayments of debt instruments and finance lease obligations	(55,009)	(49,602)
Payments of debt extinguishment costs	—	(14)
Fees paid for debt issuance costs	—	(1,263)
Net cash (used in) provided by financing activities	(67,889)	155,875
Effect of exchange rates on cash, cash equivalents and restricted cash	(119)	20
Net increase in cash, cash equivalents and restricted cash	42,383	26,935
Cash, cash equivalents and restricted cash, beginning of period	53,222	119,977
Cash, cash equivalents and restricted cash, end of period	$95,605	$146,912
Supplemental disclosure of cash flow information:
Income taxes paid	$46	$12
Interest paid, net of $57 and $0 capitalized, respectively	$4,841	$3,232

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2021, results of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2020 and 2021, and cash flows for the nine months ended September 30, 2020 and 2021. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2020 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or any future year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard clarifies and simplifies the accounting for income taxes, including guidance related to intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, the methodology for calculating income taxes in an interim period, and the application of income tax guidance to franchise taxes that are partially based on income. The Company adopted this standard in the first quarter of 2021. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Volume-related (1) (2)	$57,127	$78,230	$182,417	$135,526
Station construction sales	8,743	2,578	19,543	13,184
AFTC (3)	5,016	5,287	14,806	15,008
Total revenue	$70,886	$86,095	$216,766	$163,718
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

Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three and nine months ended September 30, 2020, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $0.1 million and a gain of $4.0 million, respectively. For the three and nine months ended September 30, 2021, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a gain of $0.3 million and a loss of $2.2 million, respectively.
(2)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the three and nine months ended September 30, 2021 of $2.2 million and $80.2 million, respectively. See Note 14 for more information.
(3)	Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which was extended for vehicle fuel sales made beginning January 1, 2021 through December 31, 2021. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $12.6 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2020 and September 30, 2021, the Company’s contract balances were as follows (in thousands):

	December 31,	September 30,
	2020	2021
Accounts receivable, net	$61,784	$71,176

Contract assets - current	$729	$769
Contract assets - non-current	3,998	3,791
Contract assets - total	$4,727	$4,560

Contract liabilities - current	$1,638	$833
Contract liabilities - non-current	59	—
Contract liabilities - total	$1,697	$833

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

Revenue recognized during the nine months ended September 30, 2020 related to the Company’s contract liability balances as of December 31, 2019 was $4.8 million. The decrease in the contract liability balances for the nine months ended September 30, 2021 is primarily driven by $1.5 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2020, offset by billings in excess of revenue recognized.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

Total Joint Venture

On March 3, 2021, the Company entered an agreement (“Total JV Agreement”) with TotalEnergies S.E. (“Total”) that created a 50/50 joint venture (“Total JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Each ADG RNG production facility project under the Total JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and Total, and contributions to such LLCs count toward the Total JV Equity Obligations (as defined below). The Total JV Agreement contemplates that the Total JV will invest up to $400.0 million of equity in production projects, and Total and the Company each committed to initially provide $50.0 million for the Total JV (the “Total JV Equity Obligations”). To fund the Company’s Total JV Equity Obligations the Company has the option to borrow $20.0 million from Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), pursuant to the Credit Agreement (defined in Note 12). On October 12, 2021, Total and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”) (see Note 21). The Company accounts for its interest in the LLCs using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLCs’ operations.

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

Pursuant to the bp JV Agreement, the Company had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units would convert into Class A

Units. On June 21, 2021, the Company contributed $50.2 million to the bpJV, which consisted of (i) its initial contribution commitment of $30.0 million, (ii) the $20.0 million additional contribution to effect the conversion of bp’s Class B Units into Class A Units pursuant to the Company’s exercise of the bp Option, and (iii) $0.2 million for interest on bp’s Class B Units to acquire additional Class A Units. As of September 30, 2021, the Company and bp each own 50% of the bp JV.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.1 million and $0.3 million from this investment for the three and nine months ended September 30, 2021, respectively, related to formation expenses. The Company had an investment balance in the bpJV of $49.9 million as of September 30, 2021.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a gain of $0.0 million and a loss of $0.1 million from this investment for the three months ended September 30, 2020 and 2021, respectively, and a loss of $0.4 million and $0.0 million for the nine months ended September 30, 2020 and 2021, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $24.7 million and $23.6 million as of December 31, 2020 and September 30, 2021, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. As of September 30, 2021, the Company’s controlling interest in NG Advantage was 93.3%.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2021, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2020 and 2021, respectively. The value of the noncontrolling interest was $9.3 million and $8.6 million as of December 31, 2020 and September 30, 2021, respectively.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Current assets:
Cash and cash equivalents	$108,977	$139,906
Total cash and cash equivalents	$108,977	$139,906

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$—
Restricted cash - held as collateral	7,000	7,006
Total restricted cash	$11,000	$7,006

Total cash, cash equivalents and restricted cash	$119,977	$146,912

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $107.6 million and $144.7 million as of December 31, 2020 and September 30, 2021, respectively.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of September 30, 2021, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$28,998	$—	$28,998
Certificates of deposit	530	—	530
Total short-term investments	$29,528	$—	$29,528

Short-term investments as of September 30, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Municipal bonds and notes	$2,009	$(1)	$2,008
Zero coupon bonds	117,680	(28)	117,652
Certificates of deposit	530	—	530
Total short-term investments	$120,219	$(29)	$120,190

Note 6 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of Total and THUSA (as defined in Note 12), for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying condensed consolidated statements of operations.

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

Derivatives and embedded derivatives as of December 31, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,591	$—	$1,591
Long-term portion of derivative assets, related party	4,057	—	4,057
Fueling agreements:
Prepaid expenses and other current assets	249	—	249
Notes receivable and other long-term assets, net	542	—	542
Total derivative assets	$6,439	$—	$6,439
Liabilities:
Fueling agreements:
Accrued liabilities	$283	$—	$283
Other long-term liabilities	273	—	273
Total derivative liabilities	$556	$—	$556

Derivatives and embedded derivatives as of September 30, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$502	$—	$502
Long-term portion of derivative assets, related party	413	(328)	85
Fueling agreements:
Prepaid expenses and other current assets	449	—	449
Notes receivable and other long-term assets, net	2,694	—	2,694
Total derivative assets	$4,058	$(328)	$3,730
Liabilities:
Commodity swaps:
Long-term portion of derivative liabilities, related party	$328	$(328)	$—
Fueling agreements:
Accrued liabilities	87	—	87
Total derivative liabilities	$415	$(328)	$87

As of December 31, 2020 and September 30, 2021, the Company had a total volume on open commodity swap contracts of 16.9 million and 13.1 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2020 and September 30, 2021, by year with associated volumes:

	December 31, 2020		September 30, 2021
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2021	5,000,000	$3.18	1,250,000	$3.18
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2020 and September 30, 2021:

	December 31, 2020		September 30, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$1.89 - $2.00	$1.93
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$0.81 - $1.58	$1.02
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$1.75 - $2.58	$2.09

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2020 and September 30, 2021:

	December 31, 2020		September 30, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$1.89 - $2.00	$1.93
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$0.81 - $1.58	$1.02
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$1.75 - $2.58	$2.09

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2020 or September 30, 2021.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$28,998	$—	$28,998	$—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	5,648	—	—	5,648
Embedded derivatives (3)	791	—	—	791
Liabilities:
Embedded derivatives (3)	$556	$—	$—	$556

	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$2,008	$—	$2,008	$—
Zero coupon bonds	117,652	—	117,652	—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	587	—	—	587
Embedded derivatives (3)	3,143	—	—	3,143
Liabilities:
Embedded derivatives (3)	$87	$—	$—	$87

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in "Derivative assets, related party" and "Long-term portion of derivative assets, related party" as of December 31, 2020 and September 30, 2021 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net," “Accrued liabilities” and “Other long-term liabilities” as of December 31, 2020, and "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net" and “Accrued liabilities” as of September 30, 2021 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of June 30, 2020	$9,743	$94	$—	$(1,924)	$—
Settlements, net	(534)	—	—	—	—
Total gain (loss)	630	32	—	(278)	—
Balance as of September 30, 2020	$9,839	$126	$—	$(2,202)	$—

Balance as of June 30, 2021	$—	$5,069	$(1,693)	$—	$—
Settlements, net	—	—	265	—	—
Total gain (loss)	587	(1,926)	1,428	(87)	—
Balance as of September 30, 2021	$587	$3,143	$—	$(87)	$—

Change in unrealized gain (loss) for the three months ended September 30, 2020 included in earnings	$96	$32	$—	$(278)	$—
Change in unrealized gain (loss) for the three months ended September 30, 2021 included in earnings	$587	$(1,926)	$1,693	$(87)	$—

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(1,011)	—	56	—	—
Total gain (loss)	7,580	(597)	108	(2,121)	40
Balance as of September 30, 2020	$9,839	$126	$—	$(2,202)	$—

Balance as of December 31, 2020	$5,648	$791	$—	$(556)	$—
Settlements, net	(225)	—	614	—	—
Total gain (loss)	(4,836)	2,352	(614)	469	—
Balance as of September 30, 2021	$587	$3,143	$—	$(87)	$—

Change in unrealized gain (loss) for the nine months ended September 30, 2020 included in earnings	$6,569	$(597)	$164	$(2,121)	$40
Change in unrealized gain (loss) for the nine months ended September 30, 2021 included in earnings	$(5,061)	$2,352	$—	$469	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2020 and September 30, 2021. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Loans to customers to finance vehicle purchases	$394	$410
Accrued customer billings	6,335	4,025
Fuel tax credits	10,556	5,878
Other	6,370	2,588
Total other receivables	$23,655	$12,901

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

Inventory as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Raw materials and spare parts	$28,100	$29,332
Total inventory	$28,100	$29,332

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	344,839	349,485
Trailers	79,860	72,578
Other equipment	89,276	90,887
Construction in progress	73,272	82,306
	685,356	693,365
Less accumulated depreciation	(394,445)	(421,825)
Total land, property and equipment, net	$290,911	$271,540

Included in "Land, property and equipment, net" are capitalized software costs of $32.3 million and $33.4 million as of December 31, 2020 and September 30, 2021, respectively. Accumulated amortization of the capitalized software costs is $28.8 million and $30.1 million as of December 31, 2020 and September 30, 2021, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.6 million and $0.3 million for the three months ended September 30, 2020 and 2021, respectively, and $1.9 million and $1.2 million for the nine months ended September 30, 2020 and 2021, respectively.

As of September 30, 2020 and 2021, $0.9 million and $2.0 million, respectively, is included in "Accounts payable" and "Accrued liabilities," which amounts are related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
Accrued alternative fuels incentives (1)	$18,175	$20,997
Accrued employee benefits	4,282	4,081
Accrued gas and equipment purchases	9,897	13,883
Accrued interest	512	651
Accrued property and other taxes	3,094	3,326
Accrued salaries and wages	7,646	5,981
Embedded derivatives	283	87
Other (2)	8,748	11,848
Total accrued liabilities	$52,637	$60,854
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2020 and September 30, 2021 consisted of the following (in thousands):

	December 31, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
bp Loan	$50,000	$—	$50,000
NG Advantage debt	29,535	117	29,418
SG Facility	5,100	—	5,100
Other debt	1,162	—	1,162
Total debt	85,797	117	85,680
Less amounts due within one year	(3,631)	(39)	(3,592)
Total long-term debt	$82,166	$78	$82,088

	September 30, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$26,638	$79	$26,559
SG Facility	9,500	—	9,500
Other debt	894	—	894
Total debt	37,032	79	36,953
Less amounts due within one year	(11,078)	(25)	(11,053)
Total long-term debt	$25,954	$54	$25,900

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

The Company is required to make quarterly principal payments of $2.5 million beginning March 31, 2022 with any unpaid amount due on January 2, 2024, subject to the option to extend the maturity date for three successive terms of one year each. The Company is required to make mandatory prepayments under the SG Facility equal to any amounts the Company receives for complete or partial refunds of the incremental cost of trucks purchased or financed under the Zero Now program, and the Company is generally permitted to make complete or partial voluntary prepayments under the SG Facility with prior written notice to SG without premium or penalty. The Credit Agreement includes certain representations, warranties and covenants by the Company and also provides for customary events of default which, if any of them occurs, would permit or require, among other things, the principal and accrued interest on the SG Loans to become or to be declared due and payable. Events of default under the Credit Agreement include, among others, nonpayment of principal and interest when due; violation of covenants; any default by the Company (whether or not resulting in acceleration) under any other agreement for borrowed money in excess of $20.0 million; voluntary or involuntary bankruptcy; repudiation or assignment of the Guaranty by THUSA (as defined below); or a change of control of the Company.

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of September 30, 2021, the Company had $9.5 million outstanding on the SG Facility, and no events of defaults had occurred.

Total Credit Support Agreement

The Company entered into a credit support agreement with TotalEnergies Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of Total, on January 2, 2019, which was subsequently amended on March 12, 2021 (as amended, the “CSA”) in conjunction with the March 12, 2021 amendment to the Credit Agreement. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay to SG up to $100.0 million in SG Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate SG Loan amount for the preceding calendar quarter.

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

On December 10, 2020, NG Advantage entered an Amended and Restated Loan and Security Agreement with Berkshire Bank (“Berkshire ALA”) to substitute and replace the two existing loans with Berkshire Bank dated May 12, 2016 and January 24, 2017 (collectively, the “Original Debt”). The Berkshire ALA provides NG Advantage a 5-year term loan of $14.5 million with payments of principal and interest due monthly beginning February 1, 2021 at an annual interest rate of 5%, maturing on January 1, 2026. NG Advantage used the funds provided by the Berkshire ALA to repay in full the outstanding principal balance plus accrued and unpaid interest of the Original Debt, and to repay the outstanding balances of certain other financing obligations to unrelated lenders. NG Advantage has pledged as collateral certain assets and equipment including trailers under the Berkshire ALA, and the Company has provided a limited guaranty of up to $7.0 million classified in “Restricted cash” on the accompanying condensed consolidated balance sheet. As of September 30, 2021, the Company was in compliance with the covenants under the Berkshire ALA.

The Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit which bears interest at the greater of the Prime Rate or 3.00%, plus 0.25% and has a maturity date of July 31, 2022. As of September 30, 2021, NG Advantage had no amounts outstanding on the revolving line of credit.

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

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which provides the Company a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of September 30, 2021, no amounts were  outstanding under the Plains LSA. As of September 30, 2021, the Company was in compliance with the covenants under the Plains LSA.

On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Company’s revolving line of credit with Plains, reducing the amount available under the line of credit from $20.0 million to $18.0 million. As of September 30, 2021, no amounts have been drawn under the standby letter of credit.

Live Oak Loan

On September 28, 2021, the DR JV (see Note 21) entered into a Loan Agreement with Live Oak Banking Company (the “Live Oak Loan Agreement”). The Live Oak Loan Agreement provides a construction loan commitment (the “Construction Loan”) of up to $24.4 million to finance the construction and development of a dairy ADG RNG production facility (the “Project”). The Construction Loan has a maturity date of March 28, 2023, with an option to extend the maturity date to June 28, 2023. Borrowings under the Construction Loan will bear interest at the greater of the Prime

Rate plus 4.25% and 7.50%.  Interest only payments will be due monthly beginning November 5, 2021, with a final payment of principal and interest due on the maturity date.

The Live Oak Loan Agreement also provides a term loan commitment of $25.0 million (together with the Construction Loan, the “Loan”) that shall be funded prior to the Construction Loan maturity date. Proceeds from the term loan must be used to repay the Construction Loan, other construction related costs of the Project, and costs associated with the Live Oak Loan Agreement. The term loan will bear interest at the greater of the 10-year LIBOR Swap rate plus 4.5% and 5.25%. Interest only payments will be due quarterly through the one year anniversary of the term loan closing date, which is defined as the date the Project achieves commercial operations and the Construction Loan is converted to a term loan, with principal and interest payable quarterly thereafter for ten years. Prepayment of the outstanding principal is permitted under the term loan and subject to prepayment premiums.

In connection with the Live Oak Loan Agreement, the DR JV paid $1.3 million of debt issuance costs. The Live Oak Loan Agreement contains customary representations, warranties, financial and non-financial covenants, and events of default. Amounts outstanding under the Construction Loan will be secured by the Project’s assets and expected future cash flows and are non-recourse to the Company. Other than the Project’s assets and expected future cash flows, the Company has not and will not provide any guaranty or other security for the Loan. As of September 30, 2021, no amounts were outstanding under the Live Oak Loan Agreement. On October 12, 2021, Total and the Company executed the DR Development Agreement. Subsequently, the DR JV was deconsolidated by the Company (see Note 21).

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75% with a weighted-average interest rate of 4.38% and 4.36% as of December 31, 2020 and September 30, 2021, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2021 (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net loss attributable to Clean Energy Fuels Corp.	$(2,271)	$(3,934)	$(7,303)	$(90,770)

Weighted-average common shares outstanding	198,785,394	223,008,202	201,472,851	209,771,584
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	198,785,394	223,008,202	201,472,851	209,771,584
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.43)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Stock options	9,434,211	8,896,688	9,434,211	8,896,688
Convertible notes	—	—	1,486,418	—
Restricted stock units	988,980	1,241,306	988,980	1,241,306
Amazon warrant shares	—	58,767,714	—	58,767,714
Total	10,423,191	68,905,708	11,909,609	68,905,708

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Stock-based compensation expense, net of $0 tax in 2020 and 2021	$708	$3,435	$2,522	$10,220

As of September 30, 2021, there was $22.8 million of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 1.80 years.

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

As a result of the issuance of additional shares of Common Stock under the ATM Programs (see Note 15) and in accordance with the terms of the warrant, on June 14, 2021, the number of shares of the Company’s Common Stock that may be purchased pursuant to the warrant, at an exercise price of $13.49 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”). The Additional Warrant Shares vest in multiple tranches, the first of which for 1,406,490 Additional Warrant Shares vested on June 14, 2021. Subsequent tranches of the Additional Warrant Shares will vest over time based on fuel purchases by Amazon and its affiliates, consistent with the vesting schedule for the Warrant Shares as described above. The right to exercise the warrants and receive the Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires April 16, 2031.

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

Non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) associated with the Amazon Warrant are recognized as the customer purchases fuel and vesting conditions become probable of being achieved, based on the grant date fair value of the Amazon Warrant. The fair values of the Amazon Warrant were determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and the following assumptions:

	April 16, 2021	June 14, 2021
Dividend yield	0.0%	0.0%
Expected volatility	66.46%	67.97
Risk-free interest rate	1.59%	1.49%
Expected term in years	10.0	9.8

The volatility amounts used were estimated based on the historical volatility of the Company’s Common Stock over a period matching the assumed term of the Amazon Warrant. The expected terms used were based on the term of the Amazon Warrant at the date of issuance. The risk-free interest rates used were based on the U.S. Treasury yield curve for the expected term of the Amazon Warrant at the date of issuance.

The following table summarizes the Amazon Warrant activity for the nine months ended September 30, 2021:

Warrant
Shares
Outstanding and unvested as of December 31, 2020	—
Granted	58,767,714
Vested	(14,689,935)
Outstanding and unvested as of September 30, 2021	44,077,779

As a result of the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares, the Company recognized Amazon Warrant Charges, in the second quarter of 2021, of $76.6 million and a customer incentive asset of $38.4 million representing Amazon Warrant Charges associated with future contractually required minimum fuel purchases which will be recognized as the fuel is purchased.

During the three and nine months ended September 30, 2021, Amazon Warrant Charges in the condensed consolidated statements of operations were $2.2 million and $80.2 million, respectively. Amazon Warrant Charges during the nine months ended September 30, 2021 included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $3.6 million associated with fuel purchases. As of September 30, 2021, the Company had a customer incentive asset of $4.9 million and $31.5 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of Common Stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of September 30, 2021, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated Common Stock and 1,000,000 shares are designated preferred stock.

At-The-Market Offerings

On May 10, 2021, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell shares of the Company’s Common Stock having an aggregate offering price of up to $100.0 million in an at-the-market offering program (the “May ATM Program”). Through June 3, 2021, the Company sold 12,362,237 shares of Common Stock under the May ATM Program, which exhausted the May ATM Program. On June 7, 2021, the Company entered into a new equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell additional shares of Common Stock having an aggregate offering price of up to $100.0 million in a new at-the-market offering program (the “June ATM Program” and, together with the May ATM Program, the “ATM Programs”). On June 8, 2021, the Company sold 10,473,946 shares of Common Stock under the June ATM Program which exhausted the June ATM Program.

During the nine months ended September 30, 2021, the Company issued 22,836,183 shares of Common Stock under the ATM Programs for gross proceeds of $200.0 million, and incurred transaction costs of $6.5 million, including $6.0 million in commissions paid to Goldman Sachs & Co. LLC.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s Common Stock (the “Repurchase Program”). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of September 30, 2021, the Company had utilized $14.5 million to repurchase 7,744,386 shares of Common Stock under the Repurchase Program. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its Common Stock. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended September 30, 2020 and 2021, and $0.2 million for each of the nine months ended September 30, 2020 and 2021. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three and nine months ended September 30, 2020 and 2021 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the nine months ended September 30, 2021 by $3.6 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant. The net interest incurred was immaterial for the three and nine months ended September 30, 2020 and 2021.

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

During each of the three months ended September 30, 2020 and 2021, the Company recognized $0.1 million in “Interest income” on its lease receivables. During the nine months ended September 30, 2020 and 2021, the Company recognized $0.4 million and $0.3 million respectively in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of September 30, 2021 (in thousands):

Fiscal year:
2021	$366
2022	1,182
2023	962
2024	962
2025	962
Thereafter	3,544
Total minimum lease payments	7,978
Less amount representing interest	(2,203)
Present value of lease receivables	$5,775

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and September 30, 2021. The AFTC is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. AFTC is currently available for vehicle fuel sales made through December 31, 2021 and may not be reinstated for vehicle fuel sales made after December 31, 2021.

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

Note 20—Related Party Transactions

TotalEnergies S.E.

During the three and nine months ended September 30, 2020, the Company recognized revenue of $2.6 million and $5.3 million, respectively, related to RINs sold to Total and its affiliates in the ordinary course of business. During the three and nine months ended September 30, 2021, the Company recognized revenue of $1.6 million and $3.1 million, respectively, related to RINs and LNG sold to Total and its affiliates in the ordinary course of business and settlements on commodity swap contracts (Note 6). As of December 31, 2020 and September 30, 2021, the Company had receivables from Total of $0.9 million and $0.4 million, respectively.

During the three and nine months ended September 30, 2020, the Company paid Total $0.1 million and $0.5 million, respectively, for expenses incurred in the ordinary course of business. During the three and nine months ended September 30, 2021, the Company paid Total $0.4 million and $1.3 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). As of December 31, 2020 and September 30, 2021, the amount due to Total was immaterial.

SAFE&CEC S.r.l.

During the three and nine months ended September 30, 2020, the Company received $0.2 million and $1.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. During the three and nine months ended September 30, 2021, the Company received $0.0 million and $0.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2020 and September 30, 2021, the Company had receivables from SAFE&CEC S.r.l. of $0.2 million and $0.0 million, respectively.

During the three and nine months ended September 30, 2020, the Company paid SAFE&CEC S.r.l. $1.5 million and $4.3 million, respectively, for parts and equipment in the ordinary course of business. During the three and nine months ended September 30, 2021, the Company paid SAFE&CEC S.r.l. $3.3 million and $5.8 million, respectively, for parts and equipment in the ordinary course of business. As of  December 31, 2020 and September 30, 2021, the Company had payables to SAFE&CEC S.r.l. of $0.9 million and $3.0 million, respectively.

Note 21—Subsequent Event

Pursuant to the Total JV Agreement, on October 12, 2021, the Company entered into the DR Development Agreement with Total to develop a dairy ADG RNG production facility. Under the DR Development Agreement, Total and the Company have each committed to contribute $7.0 million to the DR JV. On September 27, 2021, the Company contributed $9.5 million to the DR JV. On November 1, 2021, Total made its initial $4.8 million capital contribution to the DR JV, and the DR JV distributed $4.8 million to the Company as a return of capital. As of October 12, 2021, the DR JV was deconsolidated from the Company.

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

Cautionary Note Regarding Forward-Looking Statements

This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies, including expectations regarding our delivery and sales of RNG and Environmental Credits (each as defined below), and anticipated trends in our industry and our business.

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

As a clean energy solutions provider, we supply RNG and conventional natural gas, in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private fueling stations in the United States and Canada; develop and own dairy ADG RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are 3.9 million heavy duty trucks operating in the U.S. that use over 35 billion GGEs of diesel per year. We deliver RNG to the transportation market through 541 fueling stations we own, operate or supply in 42 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits, the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of September 30, 2021, we served over 1,000 fleet customers operating over 48,000 vehicles on our fuels.

Longer term, we plan to provide hydrogen fuel to vehicle fleets. As operators deploy more hydrogen powered vehicles, we can modify our fueling stations to reform our RNG and deliver clean hydrogen to customers. We also believe our RNG can be used to generate clean electricity to power electric vehicles, and we have the capability to add electric vehicle charging at our station sites.

Impact of COVID-19

The COVID-19 pandemic has had an adverse impact on the volume of our sales, which we saw bottom in the second quarter of 2020. We have since seen improvement in volumes, with volumes delivered for the third quarter of 2021 7% higher compared to the third quarter of 2020, and 1% higher compared to the third quarter of 2019. We saw significant improvement in our volumes delivered in the public transit customer markets and airports (fleet services), which increased by 12% and 34%, respectively, during the three months ended September 30, 2021, compared to the prior year period. The increase in volumes delivered in the third quarter of 2021 was primarily due to COVID-19 restrictions being lifted and an increase in travel generally.

Although we are experiencing gradual improvements since the onset of the COVID-19 pandemic, there is no guarantee this will continue due to uncertainties regarding the effects of the COVID-19 pandemic. It is possible that the prolonged effect of the COVID-19 pandemic could negatively affect our future volumes. Lower volumes since the onset of the COVID-19 pandemic have resulted in and could again result in lower gross margin dollars and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less revenue from Environmental Credits. Lower volumes have affected and may again affect our federal alternative fuel excise tax credit (“AFTC”) revenue as this leads to lower AFTC-eligible volumes. Given the dynamic nature of these circumstances, significant uncertainty exists concerning the duration of business disruption and the full extent of the effect of COVID-19 on our business, results of operations and financial condition. Additionally, the effects of COVID-19, commodity prices and the adoption of government policies and programs, or increased popular sentiment, in favor of other vehicle technologies or fuels may delay adoption of natural gas vehicles, particularly heavy-duty natural gas trucks, by new or existing customers. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $260.1 million as of September 30, 2021 and $11.1 million of current debt. We will also collect receivables related to the AFTC revenue in 2021 and the first half of 2022; we expect AFTC revenue to be approximately $20 million for 2021 after giving consideration to the effect of COVID-19 described above.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue (in millions)	2020	2021	2020	2021
Volume-related (1) (2)	$57.1	$78.2	$182.4	$135.5
Station construction sales	8.8	2.6	19.6	13.2
AFTC (3)	5.0	5.3	14.8	15.0
Total	$70.9	$86.1	$216.8	$163.7
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6. The following table summarizes our volume-related revenue in the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue (in millions)	2020	2021	2020	2021
Fuel sales and performance of O&M services (2)	$47.5	$64.1	$155.3	$102.8
Change in fair value of derivative instruments	(0.1)	0.3	4.0	(2.2)
RIN Credits	4.7	8.1	10.1	21.9
LCFS Credits	5.0	5.7	13.0	13.0
Total volume-related revenue	$57.1	$78.2	$182.4	$135.5
(2)	Includes $2.2 million and $80.2 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and nine months ended September 30, 2021, respectively.
(3)	The AFTC is currently available for vehicle fuel sales made through December 31, 2021. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2021.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC and Mansfield Clean Energy Partners, LLC (“MCEP”)), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2018, 2019 and 2020 and for the three and nine months ended September 30, 2020 and 2021:

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
GGEs delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
CNG (1)	299.5	335.7	321.0	82.1	89.7	239.8	256.8
LNG	66.0	65.1	61.5	15.6	14.5	46.7	41.2
Total	365.5	400.8	382.5	97.7	104.2	286.5	298.0

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020 and for the three and nine months ended September 30, 2020 and 2021, were as follows:

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
GGEs of RNG delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
Total	110.1	143.3	153.3	40.1	42.2	111.7	122.1

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
GGEs delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
O&M services	157.3	158.5	138.5	52.7	38.2	149.6	111.4
Fuel (1)	133.6	162.4	157.6	38.6	42.3	118.2	120.1
Fuel and O&M services (2)	74.6	79.9	86.4	6.4	23.7	18.7	66.5
Total	365.5	400.8	382.5	97.7	104.2	286.5	298.0

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2018, 2019 and 2020 and for the three and nine months ended September 30, 2020 and 2021, were as follows:

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
GGEs of RNG delivered (in millions)	2018	2019	2020	2020	2021	2020	2021
Fuel	64.3	87.3	86.2	21.7	21.5	64.9	64.3
Fuel and O&M services (2)	45.8	56.0	67.1	18.4	20.7	46.8	57.8
Total	110.1	143.3	153.3	40.1	42.2	111.7	122.1

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
Other operating data (in millions)	2018	2019	2020	2020	2021	2020	2021
Station construction cost of sales	$25.1	$23.5	$24.0	$8.0	$2.6	$17.8	$13.2
Gross margin (3) (4) (5)	$133.5	$132.0	$106.3	$25.6	$30.3	$80.0	$10.6
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (5)	$(3.8)	$20.4	$(9.9)	$(2.3)	$(3.9)	$(7.3)	$(90.8)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture with MCEP. GGEs sold by this joint venture were 0.5 million, 0.4 million and 0.3 million for the years ended December 31, 2018, 2019 and 2020, respectively, 0.1 million for each of the three months ended September 30, 2020 and 2021, and 0.2 million and 0.3 million for the nine months ended September 30, 2020 and 2021, respectively.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes the following amounts of AFTC revenue: $26.7 million, $47.1 million and $19.8 million for the years ended December 31, 2018, 2019 and 2020, respectively, $5.0 million and $14.8 million for the three and nine months ended September 30, 2020, respectively, and $5.3 million and $15.0 million for the three and nine months ended September 30, 2021, respectively.

(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $10.3 million, $(6.6) million and $2.1 million for the years ended December 31, 2018, 2019 and 2020, respectively, $(0.1) million and $0.3 million for the three months ended September 30, 2020 and 2021, respectively, and $4.0 million and $(2.2) million for the nine months ended September 30, 2020 and 2021, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.
(5)	Includes $2.2 million and $80.2 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined below) for the three and nine months ended September 30, 2021, respectively.

Recent Developments

Total Joint Venture. On March 3, 2021, we entered an agreement (“Total JV Agreement”) with TotalEnergies S.E. (“Total”) that created a 50/50 joint venture (“Total JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Each ADG RNG production facility project under the Total JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and Total, and contributions to such LLCs count toward the Total JV Equity Obligations (as defined below). The Total JV Agreement contemplates that the Total JV will invest up to $400.0 million of equity in production projects, and Total and the Company each committed to initially provide $50.0 million for the Total JV (the “Total JV Equity Obligations”). To fund our Total JV Equity Obligations, we have the option to borrow $20.0 million from Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), pursuant to the SG Credit Agreement (as defined below). See Note 12 for additional information. Total has also agreed to provide credit support of $65.0 million to support our development in the RNG value chain, including $45.0 million for contracted RNG fueling infrastructure.

On September 28, 2021, the DR JV (as defined below) entered into a Loan Agreement with Live Oak Banking Company (the “Live Oak Loan Agreement”) that provides a construction loan commitment of up to $24.4 million and a term loan commitment of $25.0 million to finance the construction and development of an ADG RNG production facility project. See Note 12 for additional information. As of September 30, 2021, no amounts were outstanding under the Live Oak Loan Agreement. On October 12, 2021, Total and the Company executed a LLC agreement for an ADG RNG production facility project (the “DR JV”), and subsequently, the DR JV was deconsolidated by the Company (see Note 21).

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

Pursuant to the bp JV Agreement, we had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units would convert into Class A Units. On June 21, 2021, we contributed $50.2 million consisting of our initial contribution commitment of $30.0 million, the $20.0 million additional contribution to exercise our bp Option, plus $0.2 million of interest in accordance with the bp JV Agreement to effect the conversion of bp’s Class B Units into Class A Units. As of September 30, 2021, the Company and bp each own 50% of the bpJV.

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

The Warrant Shares vest in multiple tranches, the first of which for 13,283,445 Warrant Shares vested upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500 million in fuel purchases, excluding any payments attributable to “Pass Through Costs,” which consist of all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price, gallons or gas sold. Importantly, in order for all the vesting conditions of the warrant to be satisfied, Amazon would have to purchase hundreds of millions of GGEs of RNG from us.

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

In accordance with the terms of the warrant, as a result of the issuance of shares of our common stock pursuant to the ATM Programs (as defined below), on June 14, 2021, the number of shares of our common stock that may be purchased pursuant to the warrant, at an exercise price of $13.49 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”). The Additional Warrant Shares vest in multiple tranches, the first of which for 1,406,490 Additional Warrant Shares vested on June 14, 2021. Subsequent tranches of the Additional Warrant Shares will vest over time based on fuel purchases by Amazon and its affiliates, consistent with the vesting schedule for the Warrant Shares as described above. The right to exercise the warrants and receive the Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires April 16, 2031.

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

As a result of the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares, we recognized non-cash stock-based sales incentive contra-revenue charges in the second quarter of 2021 of $76.6 million and a customer incentive asset of $38.4 million representing Amazon Warrant Charges associated with future contractually required minimum fuel purchases which will be recognized as the fuel is purchased.

For the three and nine months ended September 30, 2021, non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) were $2.2 million and $80.2 million respectively. Amazon Warrant Charges during the nine months ended September 30, 2021 included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $3.6 million associated with fuel purchases. As of September 30, 2021, we had a customer incentive asset of $4.9 million and $31.5 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying condensed consolidated balance sheets.

Plains Credit Facility. On May 1, 2021, we entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”) which provides us a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of September 30, 2021, no amounts were outstanding under the Plains LSA. On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Company’s revolving line of credit with Plains, reducing the amount available under the line of credit from $20.0 million to $18.0 million. As of September 30, 2021, no amounts have been drawn under the standby letter of credit.

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

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2020 and in the nine months ended September 30, 2021. Slower growth may continue, principally due to the COVID-19 pandemic and the efforts taken to reduce its spread.

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

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of September 30, 2021, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2020 Form 10-K. During the nine months ended September 30, 2021, there were no material changes to these activities.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
	2020	2021
Statements of Operations Data:
Revenue:
Product revenue	85.1%	86.4%
Service revenue	14.9	13.6
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54.7	56.0
Service cost of sales	9.2	8.8
Change in fair value of derivative warrants	—	—
Selling, general and administrative	23.5	25.9
Depreciation and amortization	16.6	12.9
Total operating expenses	104.0	103.6
Operating loss	(4.0)	(3.6)
Interest expense	(1.4)	(1.2)
Interest income	0.6	0.4
Other income, net	1.3	0.1
Loss from equity method investments	—	(0.4)
Loss before income taxes	(3.5)	(4.7)
Income tax expense	(0.1)	(0.1)
Net loss	(3.6)	(4.8)
Loss attributable to noncontrolling interest	0.4	0.3
Net loss attributable to Clean Energy Fuels Corp.	(3.2)%	(4.5)%

Revenue. Revenue increased by $15.2 million to $86.1 million in the three months ended September 30, 2021, from $70.9 million in the three months ended September 30, 2020. This increase was primarily due to an increase in volume-related revenue, AFTC revenue, and an unrealized gain from the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, partially offset by Amazon Warrant Charges (see Note 1) of $2.2 million, and lower station construction sales.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $22.9 million between periods, attributable to an increase in gallons delivered and an increase in the effective price per gallon. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $0.4 million, as we recognized an unrealized loss of $(0.1) million in 2020 compared to an unrealized gain of $0.3 million in 2021 (see Note 6 for more information).

Our effective price per gallon increased by $0.18 per gallon to $0.77 per gallon in the three months ended September 30, 2021, compared to $0.59 per gallon in the three months ended September 30, 2020, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas, and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was primarily due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $6.2 million between periods due to decreased construction activities as a result of delays relating to completion of certain projects.

AFTC revenue increased by $0.3 million between periods due to the increase in gallons sold during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Cost of sales. Cost of sales increased by $10.5 million to $55.8 million in the three months ended September 30, 2021, from $45.3 million in the three months ended September 30, 2020. This increase was primarily due to an increase in gallons delivered, and an increase in our effective cost per gallon delivered, partially offset by an decrease in the cost of station construction activities.

Our effective cost per gallon increased by $0.13 per gallon to $0.51 per gallon in the three months ended September 30, 2021 from $0.38 per gallon in the three months ended September 30, 2020. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices.

Change in fair value of derivative warrants. There was no change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, in the three months ended September 30, 2021 and 2020. The warrants expired unexercised on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses increased by $5.7 million to $22.3 million in the three months ended September 30, 2021, from $16.6 million in the three months ended September 30, 2020. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021 and our higher stock price.

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million to $11.1 million in the three months ended September 30, 2021, from $11.7 million in the three months ended September 30, 2020, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense remained consistent at $1.0 million in each of the three months ended September 30, 2021 and 2020.

Other income, net. Other income, net decreased by $0.8 million to $0.1 million in the three months ended September 30, 2021, from $0.9 million in the three months ended September 30, 2020, primarily due to a gain recorded for the disposal of certain assets in the prior year period.

Loss from equity method investments. Loss from equity method investments increased by $0.3 million to $0.4 million in the three months ended September 30, 2021, from $0.0 million in the three months ended September 30, 2020, primarily due to the operating results of SAFE&CEC S.r.l and the bpJV.

Income tax expense. Income tax expense was $0.1 million in each of the three months ended September 30, 2021 and 2020, primarily comprised of deferred taxes associated with goodwill and our expected state tax expense which was consistent between the periods.

Loss attributable to noncontrolling interest. During the three months ended September 30, 2021 and 2020, we recorded a gain of $0.2 million and $0.3 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2021 and 2020 periods.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,
	2020	2021
Statements of Operations Data:
Revenue:
Product revenue	86.0%	81.3%
Service revenue	14.0	18.7
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	54.7	82.1
Service cost of sales	8.4	11.5
Change in fair value of derivative warrants	—	—
Selling, general and administrative	23.9	39.9
Depreciation and amortization	16.5	20.9
Total operating expenses	103.5	154.4
Operating loss	(3.5)	(54.4)
Interest expense	(2.3)	(2.1)
Interest income	0.5	0.5
Other income, net	1.6	0.6
Loss from equity method investments	(0.2)	(0.4)
Loss before income taxes	(3.9)	(55.8)
Income tax expense	(0.1)	(0.1)
Net loss	(4.0)	(55.9)
Loss attributable to noncontrolling interest	0.6	0.5
Net loss attributable to Clean Energy Fuels Corp.	(3.4)%	(55.4)%

Revenue. Revenue decreased by $53.0 million to $163.7 million in the nine months ended September 30, 2021, from $216.8 million in the nine months ended September 30, 2020. This decrease was primarily due to Amazon Warrant Charges of $80.2 million, an unfavorable change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, and a decrease in station construction sales, partially offset by an increase in volume-related revenue.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $39.6 million between periods, attributable to an increase in gallons delivered and a higher effective price per gallon delivered. The effect on volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $(6.2) million, as we recognized an unrealized gain of $4.0 million in 2020 compared to an unrealized loss of $2.2 million in 2021 (see Note 6 for more information).

Our effective price per gallon increased by $0.11 per gallon to $0.73 per gallon in the nine months ended September 30, 2021, compared to $0.62 per gallon in the nine months ended September 30, 2020, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. The increase in our effective price per gallon was due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $6.4 million between periods due to decreased construction activities.

AFTC revenue increased by $0.2 million between periods primarily due to the increase in gallons sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Cost of sales. Cost of sales increased by $16.3 million to $153.1 million in the nine months ended September 30, 2021, from $136.8 million in the nine months ended September 30, 2020. This increase was primarily due to an increase in gallons delivered and an increase in our effective cost per gallon delivered.

Our effective cost per gallon increased by $0.05 per gallon to $0.47 per gallon in the nine months ended September 30, 2021 from $0.42 per gallon in the nine months ended September 30, 2020. The increase in our effective cost per gallon was due to higher commodity prices.

Change in fair value of derivative warrants. Change in fair value of derivative warrants, all of which were issued by our subsidiary, NG Advantage, remained consistent at $0.0 million in each of the nine months ended September 20, 2021 and 2020. The warrants expired unexercised on July 2, 2020.

Selling, general and administrative. Selling, general and administrative expenses increased by $13.6 million to $65.4 million in the nine months ended September 30, 2021, from $51.8 million in the nine months ended September 30, 2020. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during the period and our higher stock price and an increase in legal fees.

Depreciation and amortization. Depreciation and amortization decreased by $1.5 million to $34.2 million in the nine months ended September 30, 2021, from $35.7 million in the nine months ended September 30, 2020, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense decreased by $1.6 million to $3.5 million in the nine months ended September 30, 2021, from $5.1 million in the nine months ended September 30, 2020. This decrease was primarily due to lower average interest rates on outstanding indebtedness between periods.

Other income, net. Other income, net decreased $2.5 million to $0.9 million in the nine months ended September 30, 2021, from $3.4 million in the nine months ended September 30, 2020, primarily due to lower gains recorded from the disposal of certain assets.

Loss from equity method investments. Loss from equity method investments increased by $0.3 million to $0.7 million in the nine months ended September 30, 2021, from $0.4 million in the nine months ended September 30, 2020, primarily due to the operating results of SAFE&CEC S.r.l and the bpJV.

Income tax expense. Income tax expense remained consistent at $0.2 million in each of the nine months ended September 30, 2021 and 2020.

Loss attributable to noncontrolling interest. During the nine months ended September 30, 2021 and 2020, we recorded a gain of $0.8 million and $1.4 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2021 and 2020 periods.

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

Cash Flows

Cash provided by operating activities was $32.8 million in the nine months ended September 30, 2021, compared to cash provided by operating activities of $53.1 million in the comparable 2020 period. The decrease in cash provided by operating activities was primarily attributable to collection of AFTC receivables related to 2018 and 2019 volumes in the nine months ended September 30, 2020.

Cash used in investing activities was $161.8 million in the nine months ended September 30, 2021, compared to cash provided by investing activities of $57.3 million in the comparable 2020 period. The decrease in cash from investing activities was primarily attributable to net purchases of short-term investments in the nine months ended September 30, 2021, compared to net maturities of short-term investments in the nine months ended September 30, 2020, and investments in other entities in the nine months ended September 30, 2021, including our $50.2 million in contributions to the bpJV.

Cash provided by financing activities was $155.9 million in the nine months ended September 30, 2021, compared to $67.9 million used in financing activities in the comparable 2020 period. The increase in cash provided by financing activities was primarily attributable to approximately $193.5 million net proceeds from the issuance of common stock under our ATM Programs.

Capital Expenditures, Indebtedness and Other Uses of Cash

We require cash to fund our capital expenditures, operating expenses and working capital and other requirements, including costs associated with fuel sales; outlays for the design and construction of new fueling stations; RNG production facilities; additions or other modifications to existing fueling stations; debt repayments and repurchases; repurchases of common stock; purchases of heavy-duty trucks that use our fuels; additions or modifications of LNG production facilities; supporting our operations, including maintenance and improvements of our infrastructure; supporting our sales and marketing activities, including support of legislative and regulatory initiatives; financing vehicles for our customers; any investments in other entities; any mergers or acquisitions, including acquisitions to expand our RNG production capacity; pursuing market expansion as opportunities arise, including geographically and to new customer markets; and to fund other activities or pursuits and for other general corporate purposes.

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

We had total indebtedness, consisting of our debt and finance leases, of approximately $40.3 million in principal amount as of September 30, 2021, of which approximately $1.1 million, $13.7 million, $10.0 million, $5.5 million, $1.7 million, and $8.3 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively. We expect our total interest payment obligations relating to this indebtedness to be approximately $2.3 million in 2021, $1.8 million of which had been paid when due as of September 30, 2021. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $49.1 million as of September 30, 2021, of which approximately $1.3 million, $5.5 million, $5.4 million, $5.4 million, $5.3 million and $26.2 million is expected to become due in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $9.5 million drawn as of September 30, 2021.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of September 30, 2021, we had total cash and cash equivalents and short-term investments of $260.1 million, compared to $138.5 million as of December 31, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $36.8 million;
●	One long-term natural gas purchase contract with a take-or-pay commitment;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments;
●	One long-term natural gas sale contract with a fixed supply commitment along with a guaranty agreement; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of September 30, 2021, we had one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index-based prices and expires in June 2022. Additionally, as of September 30, 2021, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

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

In addition, as of September 30, 2021, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $74.6 million of our cost of sales in 2020 and $74.9 million of our cost of sales for the nine months ended September 30, 2021.

In October 2018, in support of our Zero Now truck financing program, we entered into two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of Total and TotalEnergies Holdings USA Inc., for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators that participate in the Zero Now truck financing program.

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of September 30, 2021, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $2.7 million.

Foreign Currency Exchange Rate Risk

For the three months ended September 30, 2021, our primary exposure to foreign currency exchange rates related to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2021, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million, net.

Interest Rate Risk

As of September 30, 2021, we had $9.5 million of debt that bears interest at a rate equal to LIBOR or the Prime Rate plus a margin per annum. Thus, our interest expense would fluctuate with a change in LIBOR or the Prime Rate. If these rates were to each increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.1 million.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Beginning in late 2019, a novel strain of coronavirus (COVID-19) spread throughout the world, including the United States, ultimately being declared a pandemic. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state and local governments to restrict normal daily activities, which resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, business limitations and shutdowns (subject to exceptions for certain essential operations and businesses, including our business). Most of these governmental restrictions have since been scaled back or lifted, although an increase in the prevalence of COVID-19 cases and the spread of new and more contagious and/or vaccine resistant variants may result in the re-imposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely affected by the COVID-19 pandemic.

Our operations have been designated “essential critical infrastructure work” in the energy sector by the U.S. Department of Homeland Security, meaning that we have been able to continue full operations. Despite our essential designation and our continued operations, however, we are subject to various risk and uncertainties because of the COVID-19 pandemic that could materially adversely affect our business, results of operations and financial condition, including the following:

●	a further delay in the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels;
●	a continued or further decrease in the volume of truck and fleet operations, including shuttle buses at airports, and lower-than-normal levels of public transportation generally, which have resulted and may continue to result in decreased demand for our vehicle fuels; and
●	the impact of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries.

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

We incurred pre-tax losses in 2018, 2020 and the nine months ended September 30, 2021. During 2018, 2019, 2020 and the nine months ended September 30, 2021, our results were positively affected by $26.7 million, $47.1 million, $19.8 million, and $15.0 million of AFTC revenue, respectively.  We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

Our plans for hydrogen and electric vehicle stations will require significant cash investments and management resources and may not meet our expectations.

As operators deploy hydrogen powered vehicles, we plan to modify our fueling stations to reform our RNG, build additional hydrogen stations, and deliver clean hydrogen.  Further, we have the capability to add electric charging at our sites, and we believe our RNG can be used to generate clean electricity to power vehicles.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions.  As of

September 30, 2021, we had 31 completed stations that were not open for fueling operations (we refer to these as “RTO”). We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when or if this will occur. Elimination of any RTOs and/or any station closures could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

As of September 30, 2021, we have consolidated indebtedness of $40.3 million, and we are permitted to incur significant additional debt. Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

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

Federal or state laws or regulations have been adopted, such as California’s AB 32 cap and trade law, and may be adopted that impose limits on GHG emissions. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory, regulatory, or standards-based organization (such as WBCSD) programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions. See also the discussion above regarding the Advanced Clean Trucks regulation and the September 2020 Executive Order under “Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.”

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

After giving effect to the issuance of the Amazon Warrant, TotalEnergies Marketing Services, SAS (“TMS”), a wholly owned subsidiary of Total, owns 42,581,801 shares of our common stock, or 19.1% of our outstanding shares of common stock as of September 30, 2021 (excluding 7,898,021 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock.  Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the Beneficial Ownership Limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, Total was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. Our common stock held by TMS and our common stock underlying the Amazon Warrant may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each stockholder. For instance, we filed a registration statement with the SEC to cover the resale of the shares of our common stock issued and sold to TMS, which registration statement was declared effective in August 2018. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline. For instance, in the nine months ended September 30, 2021, TMS sold 8,274,495 shares of our common stock, which we believe caused downward pressure on the trading price of our common stock.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2021;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2021;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2021;
(v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2021; and
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

CLEAN ENERGY FUELS CORP.

Date: November 4, 2021	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)