Form 10-K
period 2021-12-31
Clean Energy Fuels Corp.
filed 2022-02-24
CIK 1368265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,793,811,286. The treatment of persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

As of February 18, 2022, there were 222,503,640 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this report.

Clean Energy Fuels Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

PART I

Item 1.   Business.

Overview

Clean Energy Fuels Corp., a Delaware corporation, is a leading renewable energy company focused on the procurement and distribution of renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for the United States and Canadian transportation markets.  RNG, which is delivered as either CNG or LNG, is created by the recovery and processing of naturally occurring, environmentally detrimental waste methane (“biogas”) from non-fossil fuel sources - such as dairy and other livestock waste and landfills - for beneficial use as a replacement for fossil-based transportation fuels. Methane is one of the most potent climate-harming greenhouse gases (“GHG”) with a comparative impact on global warming that is about 25 times more powerful than that of carbon dioxide. We are focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from our own projects or from third parties) to our customers in the heavy and medium-duty commercial transportation sector. We have participated in the alternative vehicle fuels industry for over 20 years. We believe we are in a unique position because the valuable Environmental Credits (as defined below) are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we have access to more dispensers than any other market participant.

We believe we were the first organization to supply RNG for vehicle fuel use in the U.S., and sales of our RNG for such purpose have increased from 13.0 million gasoline gallon equivalents (“GGEs”) in 2013 to 167.0 million GGEs in 2021. We are North America’s leading provider of the cleanest fuel for the commercial transportation market, based on both the number of stations we operate and the amount of GGEs delivered of RNG, CNG and LNG, which amounted to a total of 402.6 million GGEs in 2021.  With the Company’s focus on RNG, our sales of RNG have grown from 12% of our vehicle fuel sales in 2013 to 78% of our vehicle fuel sales in 2021 (excluding GGEs from O&M (as defined below) sales and non-vehicle sales). We believe that during 2021 we provided 58% and 47% of the RNG used for transportation fuel in California and the United States, respectively.

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

Commercial transportation, including heavy-duty trucking, generates a significant portion of the emissions of overall carbon dioxide and other climate-harming GHGs, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing overall global GHG emissions. According to the Global Carbon Project’s Global Carbon Budget published in November 2021, 34.8 billion metric tons of carbon dioxide were emitted globally in 2020, of which 7.3 billion metric tons, or 21%, came from the transportation sector. There is a global demand for reducing GHG emissions, as evidenced by 96% of the world’s countries having committed to the Paris Agreement according to The United Nations Framework Convention in Climate Change, and 92% of S&P 500 companies focusing on sustainability metrics, including GHG emissions, according to the Governance & Accountability Institute’s Flash Report published in 2021.

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

Given the potential growth and positive environmental impact of RNG, our mission is to obtain as much RNG supply as possible. To that end we are pursuing development and ownership of dairy and other livestock waste ADG projects on our own and with partners including TotalEnergies S.E. (“TotalEnergies”) and BP Products North America (“bp”).  Further, we enter long-term RNG supply offtake agreements with well-known third parties that own RNG production facilities.  Because our business transforms waste methane into a renewable source of energy, our RNG generates valuable Environmental Credits under federal and state initiatives.

Depending on the source, the California Air Resources Board (“CARB”) has determined that RNG can have a significantly negative carbon intensity score, enabling our customers to achieve a net carbon negative emissions profile.

California Air Resources Board “Current Fuel Pathways” 2018 – 2020 (5th-95th percentile)

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 3.9 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of diesel fuel per year. As of December 31, 2021, we deliver RNG to the transportation market through 548 fueling stations we own, operate or supply in 42 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada. Critically, to generate valuable Environmental Credits, the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2021, we serve over 1,000 fleet customers operating over 48,000 vehicles on our fuels. We believe we are the only company in the U.S. that provides RNG vehicle fuel at scale in California and nationally.

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

RNG, CNG and LNG Sales.

●	Unlike other renewables, RNG is easily stored, distributed, and replenished. RNG can be injected into the existing natural gas distribution network and delivered to vehicle fuel stations and liquefaction facilities. While other sources of green and renewable energy require significant infrastructure buildout to be implemented, RNG is affordable and easily used in existing infrastructure and vehicles today. Further, CARB has determined that RNG holds the lowest carbon intensity of any on-road vehicle fuel, including fully renewable electric from solar and wind.
●	CNG is RNG or conventional natural gas that is compressed and dispensed in gaseous form. CNG is typically delivered by obtaining RNG or conventional natural gas from the pipeline and then compressing and storing it at a fueling station and dispensing it directly into a vehicle. Our CNG vehicle fuel sales are made primarily through contracts with our customers or on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects to industrial and institutional energy users that do not have direct access to pipelines. NG Advantage also has the capability to transport RNG from production facilities to pipeline injection sites using its fleet of 98 high-capacity trailers.
●	LNG is RNG or conventional natural gas that is cooled at a liquefaction facility to approximately -260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third-party suppliers. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we refer to as the “Boron Plant” and the “Pickens Plant,” respectively. In 2021, we purchased 9.2% of our LNG from third-party suppliers, and we produced the remainder of our LNG at our plants. We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers and through our network of public access fueling stations. We deliver LNG with our fleet of 74 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts and on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in rocket propulsion and oil fields, and for utility, industrial, marine and rail applications.

Sales of Environmental Credits.   We generate Environmental Credits consisting of RINs, as well as LCFS Credits, when we sell RNG for use as a vehicle fuel in the United States, California, and Oregon, respectively.  We sell these Environmental Credits to third parties who must comply with federal and state emissions requirements. Generally, the amount of Environmental Credits we generate increases as we sell higher volumes of RNG as a vehicle fuel. The number of Environmental Credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods (for example, in 2021, market prices for RINs were as high as $3.81 and as low as $1.95), any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.

O&M Services.   We perform maintenance service on Clean Energy-owned and customer-owned fueling stations. Our maintenance program is backed by nearly 200 company employed service technicians and support personnel, an in-house 24/7 remote monitoring center, technician training center, computerized maintenance management system and inventory warehouses throughout the United States and Canada. For maintenance services, we generally charge a fixed fee or per gallon fee based on volume of fuel dispensed at the station.

Station Construction and Engineering.    We design and construct fueling stations and sell or lease some of these stations to our customers. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 440 natural gas fueling stations.

Grant Programs.    We apply for and help our fleet customers apply for federal, state and local grant programs in areas in which we operate. These programs can provide funding for vehicle purchases, fueling station construction and vehicle fuel sales.

Our Company’s Sustainability Program

Our vision is to deliver renewable transportation fuel for a cleaner, safer, more equitable tomorrow. We have a bold program, supported by ambitious goals to drive progress across four key pillars: fueling the transition to renewable energy in transportation, building the workforce for the future of renewable energy, advancing smart policies that drive the transformation to zero carbon fuels, and earning stakeholder trust.

Fueling transportation’s transition to renewable energy.

The fuel we provide enables our customers to transition from diesel to a solution with significantly lower GHG emissions and air quality impacts today. We are committed to pushing ourselves and our partners further by helping to produce and distribute 100% RNG fuels, which can have a negative net carbon emissions profile. We are also committed to doing our part to reduce our own emissions across our operations and supply chain.

Building the workforce for the future of renewable energy.

At Clean Energy we have always had a strong focus on employee and contractor safety and strive to be a zero-incident workplace for our service technicians and staff, as well as our customers using our facilities. Looking towards the future, we will continue to focus on employee recruitment, retention, and engagement, with a specific emphasis on diversity, equity, and inclusion in all areas of our company. It is important that we build and maintain a diverse and inclusive workforce, leadership team and supplier base that are reflective of the communities in which we operate. We acknowledge the lack of diversity in the energy sector and strive to be part of the solution.

Advancing smart policies that drive the transformation to zero carbon fuels.

Widespread change will be necessary across all industries to achieve our collective climate goals. We recognize that some physical climate impacts are unavoidable in the near-term and that the transition to a low carbon economy may bring new risks to our business. We also recognize that natural gas extraction and processing causes environmental and social impacts that must be appropriately managed. By investing in the energy transition, our aim is to reduce our own risks and provide lasting benefits to society. To enable lasting change, we must ensure the adoption of performance-driven state and federal policies that accelerate the shift from diesel and other transportation fuels with high GHG emissions and negative air quality impacts to zero net carbon emission transportation fuels. We are also committed to contributing to quality of life improvement and economic development in the communities where we conduct business, many of which are disadvantaged communities that suffer from poor air quality due to the use of transportation fuels, including diesel, that have high GHG emissions and significantly negative air quality impacts.

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

Market Opportunity

Increasing demand for RNG

Demand for RNG produced from biogas is significant and growing in large part due to an increased focus by the U.S. public and investors, as well as federal, state, and local regulatory authorities, on reducing the emission of GHG, such as methane. According to the U.S. Environmental Protection Agency (“EPA”), methane is a significant GHG, which accounted for roughly 10% of all U.S. GHG emissions from human activities in 2019 and which has a comparative impact on global warming that is about 25 times more powerful than that of carbon dioxide. Biogas processing facilities substantially reduce methane emissions at livestock farms and landfills, which together accounted for approximately 53% of U.S. methane emissions in 2019 according to the EPA.

Over the past decade we have seen the transportation sector be the fastest growing end market for RNG, where RNG is used as a replacement for fossil-based fuel. This growth has been principally driven by an increased focus on reducing GHGs, as well as Environmental Credits to support the production of renewable transportation fuels.  According to NGV America, a national organization dedicated to the development of a growing, profitable, and sustainable market for vehicles powered by RNG, from 2015 to 2020, “RNG use as a transportation fuel increased 267%, and, in 2020, RNG use as a motor fuel displaced 3.5 million tons of carbon dioxide equivalent.”  Further, RNG engines now commercially available for heavy-duty, regional-haul, refuse, transit, and vocational applications have been certified to satisfy CARB’s optional low nitrogen oxide (“NOx”) emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming NOx than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in the U.S.

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

More broadly, many companies are developing and commercializing hydrogen and electric commercial vehicles, particularly as the commercial transportation sector increasingly shifts toward low-emission, zero-emission, or carbon neutral vehicle solutions.  Cummins, Daimler, Dana, Navistar, PACCAR, Toyota, Volvo, XOS, Tesla and Nikola have announced their plans to bring long-haul Class 8 commercial hydrogen- and battery-powered vehicles to the market over the coming years.

Availability of long-term feedstock supply

Biogas is collected and processed to remove impurities for use as RNG and injected into existing natural gas pipelines. RNG is fully interchangeable with and chemically identical to conventional natural gas. Common sources of biogas include livestock farms, landfills, and wastewater resource recovery facilities.

Livestock- and landfill-sourced biogas represent a significant opportunity to produce RNG and reduce GHG emissions. Although LFG has accounted for most of the growth in biogas projects to date, biogas from dairy and other livestock farm waste represents significant opportunities for RNG production that remain largely untapped. According to ICF Consulting, Inc., the global consulting services company, by 2040, the U.S. has the technical potential to annually produce up to 34.4 billion GGEs of RNG, including up to 20.6 billion GGEs of ADG RNG.

All-in prices paid for RNG from livestock farms can be significantly higher than prices for RNG from landfills due to higher value available from state-level low-carbon fuel incentives for these projects. Given our market leadership in RNG, we believe we are well-positioned to take advantage of this market.

TotalEnergies Joint Venture

On March 3, 2021, we entered an agreement (“TotalEnergies JV Agreement”) with TotalEnergies that created a 50/50 joint venture (“TotalEnergies JV”) to develop ADG RNG production facilities in the United States. The TotalEnergies JV Agreement contemplates that the TotalEnergies JV will invest up to $400 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50 million for the TotalEnergies JV. Pursuant to the TotalEnergies JV Agreement, the Company and TotalEnergies have given the TotalEnergies JV a limited right of first opportunity to invest in ADG RNG projects they respectively originate. On October 12, 2021, we entered into an LLC agreement (the “DR Development Agreement”) with TotalEnergies to develop a dairy ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, we and TotalEnergies have each committed to contribute $7.0 million to the DR JV. On November 1, 2021, we and TotalEnergies have each contributed an initial $4.8 million capital contribution to the DR JV.

bp Joint Venture

On April 13, 2021, pursuant to a memorandum of understanding we entered into with bp in December 2020, we entered an agreement (“bp JV Agreement”) with bp that created a 50/50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company each committed to provide $50.0 million and $30.0 million, respectively, with an option available to the Company, exercisable prior to August 31, 2021, to commit an additional $20.0 million to the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020 (see Note 12), pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. On June 21, 2021, we contributed $50.2 million to the bpJV. In December 2021, the bpJV authorized a capital call (the “bpJV Capital Call”) for additional funding of $143.2 million to construct ADG RNG projects under the bpJV. Pursuant to the bpJV Capital Call, we and bp are each required to contribute $71.6 million to the bpJV. As of December 31, 2021, we and bp have contributed $20.0 million and $71.6 million, respectively, to the bpJV in connection with the bpJV Capital Call. The remaining contribution balance of $51.6 million due from us will be paid on or prior to June 30, 2022. As of December 31, 2021, we and bp each own 50% of the bpJV. 100% of the RNG produced from projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to our existing marketing agreement with bp.

Use of environmental credits to promote RNG growth

When used as a transportation fuel, RNG generates additional revenue streams through Environmental Credits. These Environmental Credits are provided under a variety of programs, including the national Renewable Fuel Standards (“RFS”), and state-level Low Carbon Fuel Standard (“LCFS”) programs.

The RFS program requires transportation fuel to contain a minimum volume of renewable fuel. To fulfill this regulatory mandate, the EPA obligates refiners and importers (“Obligated Parties”) to blend renewable fuel with standard fuel to meet renewable volume obligations (“RVOs”). Obligated Parties can comply with RVOs by either blending RNG into their existing fuel supply or purchasing Renewable Identification Numbers, or RINs. RINs are generated when eligible renewable fuels are produced or imported and blended with a petroleum product for use as a transportation fuel. The RFS program has been a key driver of growth in the RNG industry since 2014 when the EPA ruled that RNG, when used as a transportation fuel, would qualify for D3 RINs (for cellulosic biofuels), which are generally the most valuable among the four categories of RINs. In 2021, we generated 47% of all D3 RINs in the U.S.

The monetization of RNG also benefits from low-carbon fuel initiatives at the state-level, specifically from established programs in California and Oregon. California’s LCFS (“CA LCFS”) program requires fuel producers and importers to reduce the carbon intensity (“CI”) of their products, with goals of a 10% reduction in carbon emissions from 1990 levels by 2020 and a 20% reduction by 2030. CARB awards CA LCFS credits to RNG projects based on each project’s CI score relative to the target CI score for gasoline and diesel fuels. The CI score represents the overall net impact of carbon emissions for each RNG pathway and is determined on a project-by-project basis. Because our business involves the capture and transformation of waste methane into a renewable source of energy, our customers are able to significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities.  Further, CARB calculates that RNG produced by livestock farms as carbon negative, generating substantial incremental CA LCFS credits.  Multiple other states, including New York, Washington, and New Mexico are considering LCFS initiatives like those implemented in California and Oregon. In 2021, we generated 37% of all LCFS credits under Bio-CNG and Bio-LNG pathways in the CA LCFS.

Our Strategy

We aim to maintain and increase our position as the leading provider of RNG to the commercial vehicle market in North America, and our goal is to deliver 100% RNG to our entire fueling infrastructure by 2025. We support this objective through a multi-pronged strategy of:

●	promoting the reduction of GHG emissions and expanding the use of renewable fuels to displace fossil-based fuels;
●	increasing supply of RNG through the development of new project investment opportunities, expanding our existing supplier portfolio, and leveraging our existing fuel network and customer relationships;
●	empowering our customers to achieve their sustainability and carbon reduction objectives;
●	leveraging our management expertise; and
●	utilizing our environmental, health and safety and compliance leadership.

Promoting the reduction of methane emissions and expanding the use of renewable fuels to displace fossil-based fuels.

We share the renewable fuel industry’s commitment to provide sustainable renewable energy solutions and to offer products with high economic and ecological value. By simultaneously replacing fossil-based fuels and reducing overall methane emissions, our business has a substantial positive environmental impact. We are committed to the sustainable development, deployment, and utilization of RNG to reduce the country’s dependence on fossil fuels.  In addition to its methane emission benefits, the increased production and use of RNG has several other environmental benefits. Anaerobically digested livestock waste produces significantly less odor than conventional storage and land application systems. The odor of stored livestock waste mainly comes from volatile organic acids and hydrogen sulfide, which has a “rotten egg” smell. In an anaerobic digester, volatile organic compounds are reduced to methane and carbon dioxide, which are odorless gases. The volatized fraction of hydrogen sulfide is captured with the collected ADG and destroyed.  Anaerobic digestion provides several water quality and land conservation benefits as well. Digesters, particularly heated digesters, can destroy more than 90% of disease-causing bacteria that might otherwise enter surface waters and pose a risk to human and animal health. Digesters also reduce biochemical oxygen demand (“BOD”). BOD is one measure of the potential for organic wastes to reduce dissolved oxygen in natural waters. Because fish and other aquatic organisms need minimum levels of dissolved oxygen for survival, farm practices that reduce BOD protect the health of aquatic ecosystems. In addition to protecting local water resources, implementing anaerobic digesters on livestock facilities improves soil health. Adding digestate to soil increases the organic matter content, reduces the need for chemical fertilizers, improves plant growth and alleviates soil compaction. Further, digestion converts nutrients in manure to a more accessible form for plants to use. The risks of water and soil contamination from flooding of open lagoons are also mitigated by digesters.

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

We exercise financial discipline in pursuing projects by targeting project returns that are in line with the relative risk of the specific projects and associated feedstock costs and any related attributes that can be monetized. We also support third parties that own RNG production facilities by entering into long-term RNG supply offtake agreements.  As these facility owners expand their operations, we provide additional access to our fueling infrastructure and customer relationships.

As of December 31, 2021, we obtain RNG from over 60 supply sources. We believe that we have one of the largest and most diverse supply portfolios in the RNG industry, which allows us to provide certainty of RNG supply to our vehicle operator customers.

In our view, all the foregoing gives us a competitive advantage relative to existing and new market entrants.

Empowering our customers to achieve their sustainability and carbon reduction objectives.

In November 2021, global leaders met in Glasgow for the United Nations Climate Change Conference (“COP26”) to draw up a successor plan to the Paris Agreement. With evidence indicating that the Paris Agreement targets may fall short of limiting global warming to 1.5°C, governments and regulators globally face mounting public pressure to address the threat of climate change. The United States has re-joined the Paris Agreement and key investors have made climate change risk management a key priority: BlackRock stated in its 2021 stewardship expectations guidelines that “[t]he events of [2020] have intensified our conviction that sustainability risk—and climate risk in particular—is investment risk” and plans to expand its engagement to the over 1,000 companies that are responsible for producing 90% of GHG emissions in its investment portfolio. Similarly, in his 2021 letter to boards, Cyrus Taraporevala, State Street’s CEO and President, said the asset manager will be elevating its focus on climate risk, noting that ahead of COP26, “policymakers are assessing progress on climate change action . . . many jurisdictions are signaling their intentions to make climate risk disclosure mandatory.” Vanguard has determined that “it is critical that public company boards fully understand and own climate-related risks.”

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

Management expertise

Our management team has decades of combined experience in the alternative vehicle fueling industry.  We believe our team’s proven track record in alternative vehicle fuels and focus on RNG gives us a strategic advantage in continuing to grow our business profitably. Our diverse experience and integration of key technical, environmental, and administrative support functions, along with our first-to-market advantage, further our ability to successfully deliver RNG to the commercial vehicle fuels market.

Environmental, health and safety and compliance leadership

Our executive team places the highest priority on the health and safety of our staff and third parties, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our partners and customers. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performing environmental health and safety (“EHS”) audits and using technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure that our commitment to high EHS standards is shared by our subcontractors. For 2021, our Total Recordable Incident Rate (“TRIR”) was 1.55, which is lower than the 2020 national average of 3.00 TRIR for all industries. As of December 31, 2021, we have not received any U.S. Occupational Health and Safety Administration (“OSHA”) or state OSHA citations in the last five years.

How We Generate Revenue

We generate revenue from selling RNG and conventional natural gas as a vehicle fuel, as well as by selling the associated Environmental Credits.  RNG made up 78% of our vehicle fuel sales in 2021, and we expect 100% of our vehicle fuel sales to be RNG by 2025.  Although RNG has the same chemical composition as natural gas from fossil sources, it has unique Environmental Credits assigned to it due to its origin from low- and negative-carbon, renewable sources.  The Environmental Credits that we sell are composed of RINs and state low-carbon fuel credits, including CA LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel.

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

We are experts in the engineering, design and construction of fueling stations.  When we build stations for customers, we charge construction, other fees, or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 440 fueling stations.

●	Equipment for RNG stations consists of compressors, storage tanks, and dispensers.
●	As operators deploy hydrogen-powered vehicles, we can modify our fueling stations and build additional stations to dispense clean hydrogen produced from our RNG. The equipment for hydrogen stations includes compressors, storage tanks, and dispensers, provided that the cost of adding hydrogen fueling may be significant.
●	We also have the capability to add high speed level 3 electric vehicle charging at our station sites, and our RNG can be used as a clean resource to power electric vehicles via on-site generation and/or routing to the electric grid serving our stations, although the cost of adding electric vehicle charging capacity may be significant.

Key Customer Markets

We serve customers in a variety of markets, including trucking, airports, refuse and public transit. We believe these customer markets are well-suited for the adoption of RNG and other alternative vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. During the years ended December 31, 2019, 2020 and 2021, no single customer accounted for 10% or more of our total revenue.

Trucking

We believe heavy-duty trucking represents the greatest opportunity for RNG and other alternatives to be used as a vehicle fuel.  We estimate there are over 3.9 million Class 8 heavy-duty trucks operating in the U.S. using over 40 billion gallons of diesel fuel each year.  As of December 31, 2021, we provided our fuels to over 4,000 heavy-duty trucks.  Because these high-mileage vehicles consume substantial amounts of fuel, operators can derive significant benefits from the carbon and GHG reductions associated with our vehicle fuels. We are focused on fueling more heavy-duty trucks, and many well-known shippers, manufacturers, retailers and other truck fleet operators have started to use RNG fueled trucks to move their freight, including, among others, Amazon, Pepsi Frito-Lay, FedEx, Anheuser-Busch, USPS, UPS, Kroger, KeHe Distributors, Kenan Advantage Group, and Estes Express.

Zero Now

To help facilitate the transition of trucking fleets to our fuels, we have launched the Zero Now truck financing program, which is intended to increase the deployment of the commercially available RNG heavy-duty trucks in the U.S. The Zero Now program generally involves the following:

●	One or more truck leasing or finance companies lease or sell RNG heavy-duty trucks to vehicle fleets pursuant to lease or sale agreements with the fleet operators and with us, providing for periodic payments by the fleet operators of amounts equal to the payments that will be made for the lease or purchase of an equivalent truck that operates on diesel fuel, and providing for payment by us of the incremental cost of the RNG truck over and above the diesel-equivalent truck; and
●	The fleet operators participating in the program enter into fueling agreements with us, under which the operators agree to purchase from us, and we agree to supply, minimum monthly volumes of RNG at prices (which are lower than diesel prices per GGE) to operate the trucks leased or purchased in the program and allow us to recoup our payment of the incremental cost of the RNG trucks.

We previously entered into the following agreements to implement the Zero Now program:

●	In January 2019, we entered into a term credit agreement with Société Générale (“SG”), as lender, under which we were permitted to draw, from time to time, through January 2, 2022, up to an aggregate of $100.0 million to satisfy our payment obligations for the incremental cost of RNG trucks under the truck lease or sale agreements described above; and
●	In January 2019, we entered into a credit support agreement with TotalEnergies Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TotalEnergies (which indirectly through another of its subsidiaries, holds approximately 19% of our outstanding common stock), pursuant to which THUSA guaranteed our obligations under the term credit agreement with SG. In consideration for such guaranty, we agreed to pay to THUSA a quarterly fee at a rate per annum equal to 10% of the average amount owed by us under the term credit agreement during the preceding quarter.

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

Chevron Adopt-a-Port Program

In 2020, we partnered with Chevron on Adopt-a-Port, an initiative that provides truck operators serving the ports of Los Angeles and Long Beach with RNG to reduce emissions. For its part, Chevron provides funding for Adopt-a-Port and supplies RNG to Clean Energy stations near the ports. Chevron’s funding allows truck operators to subsidize the cost of buying new RNG-powered trucks. We manage the program, including offering fueling services for qualified truck operators.  Truck operators participating in the program, which supports the ports’ Clean Trucks Program and Clean Air Action Plan, fuel at our stations supplied with Chevron RNG.  Importantly, Adopt-a-Port provides a meaningful air quality improvement for the adversely impacted communities around the port – such communities typically have the worst air quality in the nation. As of December 31, 2021, customers had ordered 211 trucks under Adopt-a-Port, and we expect over 300 additional trucks to be ordered in 2022.

Airports

We estimate that vehicles serving airports in the United States, including airport delivery fleets, rental car and parking passenger shuttles and taxis, consume an aggregate of approximately two billion gallons of fuel per year. Additionally, many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. As a result, many of these airports have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation and requiring or encouraging service vehicle operators to switch their fleets to our vehicle fuels. As of December 31, 2021, we serve customers at 32 airports.

Refuse

We believe that there are nearly 200,000 refuse trucks in the United States that collect and haul refuse and recyclables, which aggregately consume approximately two billion gallons of fuel per year. We estimate that approximately 60% of new refuse trucks are capable of operating on RNG, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on our vehicle fuels to realize operational savings and to address demands for reduced emissions from the public, investors, and governmental agencies. As of December 31, 2021, we fuel approximately 14,000 refuse vehicles for customers including Waste Management, Republic Services, Waste Connections, GFL Environmental, Atlas Disposal, Burrtec, CR&R, Recology and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets.

Public Transit

We believe that there are over 72,000 municipal transit buses operating in the United States. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the United States consume approximately one billion gallons of fuel per year. Many transit agencies have been early adopters of vehicles using our fuels, and over 25% of existing transit buses and approximately 35% of new transit buses can operate on RNG. As of December 31, 2021, we fuel over 9,000 transit vehicles for customers including Los Angeles County Metropolitan Transit Authority, New York MTA, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit, Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority.

Competition

There are many other companies operating in the renewable energy and waste-to-energy space. Regarding RNG production and supply, our primary competition is from other companies or solutions for access to biogas from waste. Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape. We have demonstrated a track record of strategic flexibility across our history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and stockholder value in response to changes in market, regulatory and competitive pressures. The biogas and RNG markets are heavily fragmented. We believe we are in a strong position to compete for new project development and supply opportunities. Competition for such opportunities, however, including the prices being offered for fuel supply, affect the profitability of the opportunities we pursue, and may make opportunities unsuitable to pursue.

The market for vehicle fuels is highly competitive. The biggest competition for RNG use as a vehicle fuel is gasoline and diesel because most vehicles in our key markets are powered by these fuels. Many established businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-

powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. In addition, we transport and sell CNG through NG Advantage’s virtual natural gas pipelines and interconnects and compete with other participants in this market.

If the alternative vehicle fuel market grows then the number and type of participants in this market and their level of capital and commitments to alternative vehicle fuel programs will increase. We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by a variety of factors, including, among others, cost, supply, availability, quality, cleanliness, and safety of the fuel; cost, availability and reputation of vehicles and engines; convenience and accessibility of fueling stations; regulatory mandates and other requirements; and recognition of the brand. We believe we compare favorably with our competitors based on these factors; however, some of our competitors have substantially greater financial, marketing, and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.

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

Our operations are also subject to state renewable fuel standard regulations. The CA LCFS program requires producers of petroleum-based fuels to reduce the CI of their products, which began with a quarter of a percent in 2011 to a 10% total reduction by 2020, and a 20% total reduction by 2030. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products or buy CA LCFS credits from other companies that develop and sell low-

carbon alternative fuels, such as biofuels, electricity, natural gas, or hydrogen. We are subject to a qualification process like that for RINs, including verification of CI levels and other requirements, existing for CA LCFS credits.

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

Employees and our Human Capital

As of December 31, 2021, we employed 482 people. We have not experienced any work stoppages, and none of our employees are subject to collective bargaining agreements.

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

Intellectual Property

Our intellectual property rights primarily consist of trade secrets, patents, know-how and trademarks, and we rely on a combination of trademark laws, trade secret laws, confidentiality provisions and other contractual provisions to protect these rights and our proprietary information. These intellectual property rights help us to retain existing business and secure new relationships with customers.

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

Given the dynamic nature of the novel coronavirus (“COVID-19”) pandemic, including the travel bans, quarantines, business limitations and other governmental restrictions that were previously instituted and may in the future be reinstituted, and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely affected by the COVID-19 pandemic.

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

Our success is highly dependent on the adoption by fleets and other consumers of our RNG and conventional natural gas vehicle fuels. The market for our vehicle fuels has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of our vehicle fuels in heavy-duty trucking has been slower and more limited than we anticipated. Also, other important fleet markets, including airports and public transit, had slower volume and customer growth in 2019, 2020 and 2021 that may continue. If the market for our vehicle fuels does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition, and operating results would be harmed.

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

In June 2020, CARB adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Among other things, we believe the intent of the Advanced Clean Trucks regulation and the September 2020 Executive Order is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. If either the Advanced Clean Trucks regulation or any additional regulations adopted by CARB, including pursuant to the September 2020 Executive Order, is permitted to take effect, it may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, because of the adoption of the Advanced Clean Trucks regulation and the issuance of the September 2020 Executive Order, other states have taken steps to enact similar regulations, which actions may accelerate if either regulation is permitted to take effect, thereby slowing, delaying or preventing the adoption of our vehicle fuels in those states as well. In December 2021, President Biden signed an executive order (the “2021 Executive Order”) that directs the federal government to achieve certain goals, including purchasing 100% zero-emission vehicles by 2035 for its fleet of over 600,000 cars and trucks.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, in 2021, market prices for RINs have been as high as $3.81 and as low as $1.95. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions.  Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs to provide credits, grants and incentives, such as an alternative fuel tax credit (“AFTC”), would also adversely impact our revenue.  Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather, labor disruptions or increases in costs for equipment and construction materials; (iii) operating risks; (iv) weather conditions, including droughts; (v) financial condition of the applicable ADG and LFG source owner; (vi) health of the applicable dairy herd; (vii) consolidation in the dairy industry; (viii) budget overruns; (ix) possible liabilities because of unforeseen environmental, construction, technological or other complications; (x) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (xi) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations.  Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

Acquisition, financing, construction, and development of projects by us or our partners that own projects may not commence on anticipated timelines or at all.

Our strategy is to continue to expand, including through the acquisition of additional projects and by signing additional supply agreements with third-party project owners. From time to time we and our partners enter into nonbinding letters of intent for projects.  Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all.

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

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins Westport is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins Westport and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation and the September 2020 Executive Order. Further, the supply of engines or vehicle product lines by these manufacturers has been be disrupted/delayed due to the COVID-19 pandemic. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their vehicles to our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

To secure ADG RNG from new projects we develop, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenue.

The development, design and construction process for ADG RNG projects generally lasts between 12 to 18 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. After entering a project letter of intent, we perform a more detailed review of the site’s facilities, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 12 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the Environmental Protection Agency (the “EPA”) and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

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

We incurred pre-tax losses in 2018, 2020 and 2021. During 2019, 2020 and 2021, our results were positively affected by $47.1 million, $19.8 million, and $20.7 million of AFTC revenue, respectively.  We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3 to the Consolidated Financial Statements)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

Cummins, Daimler, Dana, Navistar, PACCAR, Toyota, Volvo, XOS, Tesla and Nikola have announced their plans to bring long-haul Class 8 commercial hydrogen- and battery- powered vehicles to the market.  We will, however, be dependent on these manufacturers to succeed in our target markets, and we will have no influence over their activities.  See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control,” above and elsewhere in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel, natural gas and RNG prices could adversely affect our business.

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil, RNG, natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, economic, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil, gasoline and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, then we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economies, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

NG Advantage may not be successful.

NG Advantage provides “virtual pipelines” to transport CNG by truck from compression facilities to pipeline interconnects and to industrial and commercial customer users that do not have direct access to natural gas pipelines. NG Advantage faces unique risks, including among others: (i) it has a history of net losses and has incurred substantial indebtedness; (ii) NG Advantage will need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company; (iii) the labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations; (iv) NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents; and (v) NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business. If NG Advantage fails to manage any of these risks, our business, financial condition, liquidity, results of operations, prospects and reputation may be harmed.  In addition, we have been a significant source of financing for NG Advantage, consisting of loans of $18.4 million and $12.9 million in the years ended December 31, 2021 and 2020, respectively, and a $5.0 million equity investment in the year ended December 31, 2018. If NG Advantage is not able to obtain financing from external sources, we will need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations.

Our station construction activities subject us to business and operational risks.

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions. As of December 31, 2021, we had 30 nearly completed stations with a carrying amount of $54.2 million that were not open for fueling operations. We expect to open these stations when we have sufficient customers to fuel at the locations, but we do not know when or if this will occur and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

We have, and expect to continue to seek, long-term fueling station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 21%, 22%, and 31% of our revenue in 2019, 2020 and 2021, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts or any other governmental action that results in reduced support for our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

We may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures, or other similar arrangements. For example, in 2021 we created joint ventures with each of TotalEnergies and bp to develop and own dairy RNG production projects.  These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others, the following: (i) difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner; (ii) diversion of financial and management resources from existing operations or alternative acquisition, investment, strategic or other opportunities; (iii)

failure to realize the anticipated synergies or other benefits of a transaction or relationship; (iv) risks of entering new customer or geographic markets in which we may have limited or no experience; (v) potential loss of an acquired company’s or partner’s key employees, customers or vendors in the event of an acquisition or investment, or potential loss of our assets (and their associated revenue streams), employees or customers in the event of a divestiture or other strategic transaction; and (vi) incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, as well as possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire.

Our partners may choose to invest in renewable or low carbon vehicle fuels other than RNG.

Our partners, including TotalEnergies, bp and Chevron, may reallocate their resources from RNG to other renewable or low carbon vehicle fuels.  Any such action would have a material adverse effect on our plans, results of operations and financial condition.

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

Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. For example, our results for 2017 were positively affected by gains related to repurchases or retirements of our outstanding convertible debt at a discount and by a gain related to bp, but were also negatively affected by significant charges in connection with our closure of certain fueling stations, the decreased operating performance of our former fueling compressor manufacturing business, our determination of an impairment of assets as a result of the foregoing, and certain other actions. These or other similar gains or losses may not recur, in the same amounts or at all in future periods.

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

As of December 31, 2021, we have consolidated indebtedness of $39.3 million, and we are permitted to incur significant additional debt. Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

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

Risks Related to Environmental Health and Safety and Governmental and Environmental Regulations

Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote our vehicle fuels, and their modification or repeal could negatively affect our business.

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote the use of our vehicle fuels. These include various government programs that make grant funds available from the purchase of vehicles and construction of fueling stations, as well as the AFTC under which we generate revenue for our vehicle fuel sales. The AFTC expired at the end of 2021. If the AFTC is not extended after 2021, the AFTC would not be available for vehicle fuel sales, and our revenue would be materially adversely affected. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

These programs and regulations, which have the effect of encouraging the use of RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels, or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote RNG. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG (such as the September 2020 Executive Order or the 2021 Executive Order), would reduce the market for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

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

Our business could be negatively affected by federal or state laws, orders or regulations mandating new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines.

Federal or state laws, orders or regulations have been adopted, such as California’s AB 32 cap and trade law and the 2021 Executive Order, and may in the future be adopted that impose limits on GHG emissions or otherwise require the adoption of zero-emission electric vehicles. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory, regulatory, or standards-based organization (such as WBCSD) programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions. See also the discussion above regarding the Advanced Clean Trucks regulation, the September 2020 Executive Order and the 2021 Executive Order under “Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.”

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties or otherwise adversely affect our business and ability to compete.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. For example, in June 2020, California passed the Advanced Clean Trucks regulation, which seeks to have all new commercial vehicles sold in California have zero-emissions by 2045, in September 2020, California’s Governor issued the September 2020 Executive Order, which seeks to have 100% of medium- and heavy-duty vehicles in California be zero emission by 2045, and in December 2021, President Biden signed the 2021 Executive Order, which seeks to achieve 100% zero-emission vehicle acquisitions by the federal government by 2035. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.  Our failure to comply with any applicable laws and regulations could result in a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition, and performance could be negatively affected.

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

Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures, and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of vehicles that use our fuels or operation of vehicle fueling stations could result in sudden releases of pressure that could cause explosions. In addition, our operations may result in the venting of methane, a potent GHG. These safety and environmental risks could result in uncontrollable flows of our fuels, fires, explosions, death, or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are more than policy limits, or if environmental damage causes us to violate applicable GHG emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in our vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, our vehicle fuels.

Risks Related to Our Common Stock

A significant portion of our outstanding common stock is owned or otherwise subject to acquisition by two equityholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

After giving effect to the issuance of the Amazon Warrant, TotalEnergies Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns 42,581,801 shares of our common stock, or 19.1% of our outstanding shares of common stock as of December 31, 2021 (excluding 7,930,508 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock.  Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the Beneficial Ownership Limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

TotalEnergies or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions, or other extraordinary transactions. Amazon, through ownership by Amazon Holdings, could become a large stockholder if the Amazon Warrant were to vest further through additional fuel purchases from the Company pursuant to the Fuel Agreement, and Amazon Holdings were to exercise the Amazon Warrant to purchase vested Warrant Shares or Additional Warrant Shares and waive the Beneficial Ownership Limitation. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when  other stockholders may prefer not to sell.

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

Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. Our common stock held by TMS and our common stock underlying the Amazon Warrant may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each stockholder. For instance, we filed a registration statement with the SEC to cover the resale of the shares of our common stock issued and sold to TMS, which registration statement was declared effective in August 2018. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline. For instance, in the year ended December 31, 2021, TMS sold 8,274,495 shares of our common stock, which we believe caused downward pressure on the trading price of our common stock.

General Risk Factors

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyber incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other IT security threats involves significant costs. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced cyberattacks or other cyber incidents that have threatened our data and systems, including malware and computer virus attacks and it is possible that future cyber incidents we may experience may materially and adversely affect our business. We cannot provide assurance that our safety and security measures will prevent our information systems from improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber incidents. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. Further, a cyber incident could occur and persist for an extended period of time without detection, and an investigation of any successful cyber incident would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cyber incidents. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others, the following: (i) the factors that may influence the adoption of our vehicle fuels, as discussed elsewhere in these risk factors; (ii) our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success; (iii) failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community; (iv) the market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions; (v) the amount of and timing of sales of, and prices for, Environmental Credits; (vi) actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, RNG; (vii) technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock; (viii) changes in political, regulatory, health, economic and market conditions; and (ix) a change in the trading volume of our common stock.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our corporate headquarters are located at 4675 MacArthur Court, Suite 800, Newport Beach, California 92660, where we occupy approximately 48,000 square feet of office space. Our lease for this facility expires in June 2028.

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

Holders

There were approximately 49 holders of record of our common stock as of February 18, 2022. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Issuer Purchases of Equity Securities

On March 12, 2020, our Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock (the “Repurchase Program”). On December 7, 2021, our Board of Directors approved an increase in the aggregate amount of our common stock to be repurchased under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and may be suspended or discontinued at any time. As of December 31, 2021, approximately $32.6 million remained available under the Repurchase Program.

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

The following table summarizes the Company’s share repurchase activity during the three months ended December 31, 2021 (in thousands, except share and per share amounts):

				Approximate
				Dollar Value
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
October 1, 2021 through October 31, 2021	—	$—	—	$15,508
November 1, 2021 through November 30, 2021	—	$—	—	15,508
December 1, 2021 through December 31, 2021	452,700	$6.42	452,700	32,601
Total	452,700	$6.42	452,700	$32,601

(a)	Exclusive of fees and commissions.

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

The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and in each of these indices at the close of market on December 30, 2016 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

Item 6.   [Reserved].

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons of 2021 to 2020. Discussions of 2019 items and year-to-year comparisons of 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021.

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 3.9 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of diesel fuel per year. As of December 31, 2021, we deliver RNG to the transportation market through 548 fueling stations we own, operate or supply in 42 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada.

Critically, to generate valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2021, we served over 1,000 fleet customers operating over 48,000 vehicles on our fuels.

Longer term, we plan to provide hydrogen fuel to vehicle fleets. As operators deploy more hydrogen powered vehicles, we can modify our fueling stations to reform our RNG and deliver clean hydrogen to customers. We also believe our RNG can be used to generate clean electricity to power electric vehicles, and we have the capability to add electric vehicle charging at our station sites, although the cost of adding electric vehicle charging capacity may be significant.

Impact of COVID-19

The COVID-19 pandemic has had an adverse impact on the volume of our sales, which we saw bottom in the second quarter of 2020. We have since seen improvement in volumes, with volumes delivered for the fourth quarter of 2021 9% higher compared to the fourth quarter of 2020, and 1% higher compared to the fourth quarter of 2019. We saw significant improvement in our volumes delivered in the public transit customer markets and airports (fleet services), which increased by 12% and 34%, respectively, during the three months ended December 31, 2021, compared to the prior year period. Our volume of GGEs delivered for the year ended December 31, 2021 increased 5% compared to the prior year. The increase in volumes delivered in the fourth quarter of 2021 and in fiscal year 2021 was primarily due to COVID-19 restrictions being lifted and an increase in travel generally.

Although we are experiencing gradual improvements since the onset of the COVID-19 pandemic, there is no guarantee this will continue due to uncertainties regarding the continuance of the COVID-19 pandemic. It is possible that the prolonged effect of the COVID-19 pandemic could negatively affect our volumes. Lower volumes since the onset of the COVID-19 pandemic have resulted in and could again result in lower gross margin dollars and likely a lower gross margin per GGE due to lower output on fixed operating costs and the effect of less revenue from Environmental Credits. Lower volumes have affected and may again affect our federal alternative fuel excise tax credit (“AFTC”) revenue as this leads to lower AFTC-eligible volumes. Given the dynamic nature of these circumstances, significant uncertainty exists concerning the duration of business disruption and the full extent of the effect of COVID-19 on our business, results of operations and financial condition. Additionally, the effects of COVID-19, commodity prices and the adoption of government policies and programs, or increased popular sentiment, in favor of other vehicle technologies or fuels may delay adoption of natural gas vehicles, particularly heavy-duty natural gas trucks, by new or existing customers. For more information, see “Risk Factors” in Part I, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $229.2 million as of December 31, 2021 and $13.7 million of current debt. We expect to collect receivables relating to AFTC credits generated from fuel sales during 2021 in the first half of 2022. We also expect AFTC to be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022 and we anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Year Ended December 31,
Revenue (in millions)	2019	2020	2021
Volume-related (1) (2)	$273.6	$245.3	$218.5
Station construction sales	23.1	26.6	16.4
AFTC (3)	47.1	19.8	20.7
Other	0.3	—	—
Total	$344.1	$291.7	$255.6
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 7. Additionally, a discussion of volume-related revenue is included below under “Results of Operations.” The following table summarizes our volume-related revenue in the periods:

	Year Ended December 31,
Revenue (in millions)	2019	2020	2021
Fuel sales and performance of O&M services (2)	$248.8	$209.2	$173.5
Change in fair value of derivative instruments (a)	(6.6)	2.1	(3.5)
RIN Credits	18.1	15.3	31.7
LCFS Credits	13.3	18.7	16.8
Total volume-related revenue	$273.6	$245.3	$218.5
a.	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.
(2)	Includes $83.6 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined below) for the year ended December 31, 2021.
(3)	Represents the federal alternative fuel tax credit, that we refer to as AFTC. AFTC was available for vehicle fuel sales made through December 31, 2021. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2021.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC and Mansfield Clean Energy Partners, LLC (“MCEP”), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2019, 2020 and 2021:

	Year Ended
	December 31,
GGEs delivered (in millions)	2019	2020	2021
CNG (1)	335.7	321.0	347.4
LNG	65.1	61.5	55.2
Total	400.8	382.5	402.6

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2019, 2020 and 2021, were as follows:

	Year Ended
	December 31,
GGEs of RNG delivered (in millions)	2019	2020	2021
CNG	112.5	124.4	146.0
LNG	30.8	28.9	21.0
Total	143.3	153.3	167.0

	Year Ended
	December 31,
GGEs delivered (in millions)	2019	2020	2021
O&M services	158.5	138.5	148.4
Fuel (1)	162.4	157.6	164.1
Fuel and O&M services (2)	79.9	86.4	90.1
Total	400.8	382.5	402.6

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2019, 2020 and 2021, were as follows:

	Year Ended
	December 31,
GGEs of RNG delivered (in millions)	2019	2020	2021
Fuel	87.3	86.2	88.0
Fuel and O&M services (2)	56.0	67.1	79.0
Total	143.3	153.3	167.0

	Year Ended
	December 31,
Other operating data (in millions)	2019	2020	2021
Station construction cost of sales	$23.5	$24.0	$15.0
Gross margin (3) (4) (5)	$132.0	$106.3	$40.0
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (5)	$20.4	$(9.9)	$(93.1)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture with MCEP. GGEs sold by this joint venture were 0.4 million, 0.3 million, and 0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes $47.1 million, $19.8 million, and $20.7 million of AFTC revenue for the years ended December 31, 2019, 2020, and 2021, respectively.

(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(6.6) million, $2.1 million, and $(3.5) million for the years ended December 31, 2019, 2020 and 2021, respectively. See Note 7 for more information regarding the commodity swap and customer contracts.
(5)	Includes $0.0 million, $0.0 million, and $83.6 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined below) for the years ended December 31, 2019, 2020 and 2021, respectively.

2019 -2021 Developments

TotalEnergies Joint Venture. On December 21, 2020, we announced a memorandum of understanding with TotalEnergies S.E. (“TotalEnergies”) to create a joint venture to develop carbon negative RNG production facilities in the United States, as well as credit support to build additional downstream RNG infrastructure. TotalEnergies will provide $50.0 million, and we will provide $30.0 million for the proposed joint venture. TotalEnergies will also be providing credit support of $65.0 million to support our development in the RNG value chain, including $45.0 million for contracted RNG fueling infrastructure.

On March 3, 2021, we entered an agreement (“TotalEnergies JV Agreement”) with TotalEnergies that created a 50/50 joint venture (“TotalEnergies JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Each ADG RNG production facility project under the TotalEnergies JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by us and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates that the TotalEnergies JV will invest up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million for the TotalEnergies JV (the “TotalEnergies JV Equity Obligations”). To fund our TotalEnergies JV Equity Obligations, we had the option to borrow $20.0 million from Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), pursuant to the SG Credit Agreement (as defined below). See Note 12 for additional information.

On October 12, 2021, we entered into an LLC agreement (the “DR Development Agreement”) with TotalEnergies to develop a dairy ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, we and TotalEnergies have each committed to contribute $7.0 million to the DR JV. On November 1, 2021, we and TotalEnergies have each contributed an initial $4.8 million capital contribution to the DR JV.

SG Credit Agreement. On March 12, 2021, we amended the credit agreement (as amended, the “SG Credit Agreement”) with SG, to permit us to use up to $45.0 million of loan proceeds to fund certain station build costs and up to $20.0 million to fund TotalEnergies JV Equity Obligations. Our ability to draw under the SG Credit Agreement ended on January 2, 2022.

bp Joint Venture. On December 18, 2020, we entered a memorandum of understanding (“MOU”) with bp Products North America Inc. (“bp”). Pursuant to the MOU, we and bp intend to create a joint venture to develop, own, and operate RNG production facilities at dairies. Contemporaneous with the execution of the MOU, we and bp executed a loan agreement whereby bp advanced $50.0 million (in the form of a loan) to fund capital costs and expenses incurred prior to formation of the joint venture. We expect that all unpaid principal and accrued interest outstanding under the loan agreement will be contributed to the joint venture, provided that if the joint venture is not formed by April 30, 2022, we are obligated to repay the outstanding principal and accrued interest within five days of April 30, 2022.

On April 13, 2021, we entered an agreement (“bp JV Agreement”) with bp that created a 50/50 joint venture (“bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, we and bp have each committed to provide $30.0 million and $50.0 million, respectively, with bp and us each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020 (see Note 12), pursuant to which bp advanced us $50.0 million to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to our existing marketing agreement with bp.

Pursuant to the bp JV Agreement, we had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units would convert into Class A Units. On June 21, 2021, we contributed $50.2 million consisting of our initial contribution commitment of $30.0 million, the $20.0 million additional contribution to exercise our bp Option, plus $0.2 million of interest in accordance with the bp JV Agreement to effect the conversion of bp’s Class B Units into Class A Units. In December 2021, the bpJV authorized a capital call (the “bpJV Capital Call”) for additional funding of $143.2 million to construct ADG RNG projects under the bpJV. Pursuant to the bpJV Capital Call, we and bp are each required to contribute $71.6 million to the bpJV. As of December 31, 2021, we and bp have contributed $20.0 million and $71.6 million, respectively, to the bpJV in connection with the bpJV Capital Call. The remaining contribution balance of $51.6 million due from us will be paid on or prior to June 30, 2022. As of December 31, 2021, we and bp each own 50% of the bpJV.

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

Under the Transaction Agreement, we were required to use commercially reasonable efforts to obtain the approval of our stockholders with respect to the issuance of Warrant Shares in excess of 50,595,531 shares of our common stock, pursuant to The Nasdaq Stock Market LLC’s Listing Rule 5635(b) (the “Stockholder Approval”). On June 14, 2021, we obtained the Stockholder Approval at our 2021 annual meeting of stockholders.

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

As a result of the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares, we recognized non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) in the second quarter of 2021 of $76.6 million and a customer incentive asset of $38.4 million representing Amazon Warrant Charges associated with future contractually required minimum fuel purchases which will be recognized as the fuel is purchased.

For the year ended December 31, 2021, Amazon Warrant Charges were $83.6 million, which included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $7.0 million associated with fuel purchases. As of December 31, 2021, we had a customer incentive asset of $12.4 million and $22.1 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying consolidated balance sheets.

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

For the year ended December 31, 2021, we issued 22,836,183 shares of our common stock under the ATM Programs for gross proceeds of $200.0 million, and incurred transaction costs of $6.5 million, including $6.0 million in commissions paid to Goldman Sachs & Co. LLC.

Share Repurchase Program. On March 12, 2020, our Board of Directors approved the Repurchase Program for up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock. On December 7, 2021, our Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time. As of December 31, 2021, we had utilized $17.4 million under the Repurchase Program to purchase 8,197,086 shares of our common stock for a total cost of $17.6 million.

Plains Credit Facility. On May 1, 2021, we entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”) which provides us a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of December 31, 2021, no amounts were outstanding under the Plains LSA. On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Company’s revolving line of credit with Plains, reducing the amount available under the line of credit from $20.0 million to $18.0 million. As of December 31, 2021, no amounts have been drawn under the standby letter of credit.

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

AFTC. On December 20, 2019, the AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. As a result, AFTC revenue for vehicle fuel we sold in 2018 and 2019, which totaled $47.1 million, was recognized during the year ended December 31, 2019. AFTC revenue recognized during the year ended December 31, 2020 totaled $19.8 million. The AFTC credit for 2018, 2019 and 2020 was equal to $0.50 per GGE of CNG that we sold as vehicle fuel, and $0.50 per diesel gallon of LNG that we sold as vehicle fuel. In December 2020 AFTC was extended for vehicle fuel sales made through December 31, 2021. We expect AFTC to be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022.

Zero Now Truck Financing Program. We launched the Zero Now truck financing program, which is intended to facilitate and increase the deployment of commercially available RNG heavy-duty trucks in the United States and encourage these operators to fuel their trucks at our stations. The Zero Now program is unique and complex, and has involved our entry into various arrangements in order to launch the program, including a term credit agreement for delayed draw loans of up to $100.0 million, which we could draw through January 2, 2022; a credit support agreement with THUSA, a wholly owned subsidiary of TotalEnergies, under which THUSA has guaranteed our obligations under the term credit agreement in exchange for a quarterly fee; and commodity swap arrangements with an affiliate of THUSA and TotalEnergies covering five million diesel gallons of natural gas fuel volume annually from April 2019 through June 2024, which are intended to manage diesel price fluctuation risks related to the natural gas fuel supply commitments we expect to make in our anticipated fueling agreements with fleet operators that participate in the Zero Now program. See the disclosure under “Key Customer Markets-Zero Now” in Item 1. “Business” of this report for information about these agreements and the structure of the program.

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

Debt Level and Debt Compliance

As of December 31, 2021, we had total indebtedness, excluding finance lease obligations, of $36.1 million in principal amount, of which $12.9 million is expected to become due in 2022. Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain financial and non-financial covenants with which we must comply. As of December 31, 2021, we were in compliance with all of these covenants.

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

The market for our vehicle fuels, however, is a relatively new and developing market. As a result, it is difficult to accurately predict demand for our vehicle fuels, in general and in any specific geographic and customer markets, and consequently our timing and level of investment in particular markets may not be consistent with any growth in demand in these markets. Further, the new and developing nature of the market for our vehicle fuels has led to slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated.

We believe challenging market conditions are caused by a number of factors, including the following:

●	Volatile prices for oil, diesel and gasoline, which decreases the price advantage of our fuels. In addition, these pricing conditions have led us to reduce the prices we charge some customers for our fuels, which has reduced our profit margins.
●	There has been increased focus by some parties, including lawmakers, regulators, policymakers, environmental and advocacy organizations and other powerful groups, on electric or other alternative vehicles or vehicle fuels. For example, the 2021 Executive Order directs the federal government to achieve certain goals, including achieving 100% zero-emission vehicle acquisitions by 2035. In addition, California lawmakers and regulators

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
●	We believe the lack of substantial growth in the heavy-duty trucking market has been driven in part by the experience of operators with, or perceptions of, unsatisfactory performance by prior models of heavy-duty natural gas truck engines, actual or perceived insufficiencies in the financial incentives to convert, and improvements in diesel engine technology. If these conditions continue, then the growth levels in this market will continue to be low. We believe the newest models of heavy-duty natural gas truck engines have substantially addressed concerns with prior models. Further, we have launched our Zero Now truck financing program and the Chevron Adopt-a-Port program to combat operator concerns, but these programs may not ultimately be successful.

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

Our Performance

Overview. Our gross revenue mostly consists of volume-related revenue, station construction sales, and AFTC revenue. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of vehicle fuel sales, natural gas commodity prices, station construction sales, sales of Environmental Credits, and recognition of government credits, grants and incentives, such as AFTC. In addition, our volume-related revenue has been and may continue to be subject to fluctuations as a result of our entry into certain commodity swap arrangements in October 2018, because the changes in fair value of these and certain other derivative instruments, including existing and anticipated fueling contracts under our Zero Now truck financing program, are included in volume-related revenue. Furthermore, our volume-related revenue has been affected by the Amazon Warrant Charges resulting from immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and subsequent vesting  associated with fuel purchases made by Amazon and its affiliates.

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

See “Results of Operations” below for more information about our performance in 2020 and 2021.

Volume. The amount of RNG and conventional natural gas, in the form of CNG and LNG, that we delivered increased by 5.3% from 2020 to 2021 primarily due to the effect of COVID-19 restrictions being lifted and increase in travel generally.

The amount of RNG we sell as vehicle fuel, which is delivered in the form of CNG or LNG, has continued to experience robust growth, and increased by 8.9% from 2020 to 2021. We believe the increased demand for RNG is attributable to the dramatic reduction in the amount of climate-harming greenhouse gas that can be achieved through the use of RNG and pressure from politicians, regulators, non-governmental organizations and the investment community directed at companies to reduce their contributions to climate change. To the extent demand for RNG continues to increase, we expect our TotalEnergies JV and our expanded supply agreement and bpJV could increase our volume-related revenue due to increased volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS Credits. In addition, such an increase in RNG demand could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. We expect to invest in production projects to help ensure that we have adequate supply of RNG, and we are pursuing development and ownership of livestock waste ADG projects on our own and with partners including TotalEnergies and bp.

Environmental Credits. When we sell RNG and conventional natural gas for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.

The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. For example, in 2021, market prices for RINs have been as high as $3.81 and as low as $1.95. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production levels of other fuels in the programs, or other conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses.

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

In October 2018, in support of our Zero Now truck financing program, we executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies and THUSA, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we have made and expect to make in our current and anticipated fueling agreements with fleet operators that participate in the Zero Now program.

Critical Accounting Policies and Estimates

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

Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, O&M services, and RINs and LCFS Credits in addition to Amazon Warrant Charges and changes in fair value of our derivative instruments.

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

Amazon Warrant Charges are determined based on the grant date fair value of the award, and the associated non-cash stock-based sales incentive charges, which is recorded as a reduction of revenue, are recognized as the customer purchases fuel and vesting conditions become probable of being achieved. See Note 1 for additional information.

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

For our most recent goodwill impairment test, which was our annual test performed on October 1, 2021, we performed a quantitative impairment assessment for the reporting unit as described above. In this test, the fair value of the reporting unit substantially exceeded its carrying value.

We evaluated the volatility in the market price of our common stock subsequent to our annual test date through December 31, 2021, and considered whether there were any other events or circumstances that would more likely than not reduce the fair value of our reporting unit below its carrying value on a sustained basis, and concluded it was not more likely than not that the fair value of our reporting unit decreased below its carrying value, on a sustained basis. As a result, an interim impairment test was not considered necessary during the three months ended December 31, 2021.

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

Results of Operations

The discussions below compare our results of operations in 2021 and 2020. Historical results are not indicative of the results to be expected in the current period or any future period.

2021 Compared to 2020

The table below presents, for each period, each line item of our statement of operations as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended
	December 31,
	2020	2021
Statements of Operations Data:
Revenue:
Product revenue	86.4%	83.4%
Service revenue	13.6	16.6
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	55.4	74.2
Service cost of sales	8.1	10.2
Change in fair value of derivative warrants	—	—
Selling, general and administrative	23.5	35.2
Depreciation and amortization	16.3	17.7
Total operating expenses	103.3	137.3
Operating loss	(3.4)	(37.2)
Interest expense	(2.5)	(1.7)
Interest income	0.5	0.4
Other income, net	1.0	0.4
Loss from equity method investments	(0.1)	(0.2)
Gain from sale of certain assets of subsidiary	0.4	1.5
Gain (loss) from formation of equity method investment	0.2	—
Loss before income taxes	(3.9)	(36.8)
Income tax expense	(0.1)	—
Net loss	(4.0)	(36.8)
Loss attributable to noncontrolling interest	0.6	0.4
Net loss attributable to Clean Energy Fuels Corp.	(3.4)%	(36.4)%

Revenue.    Revenue decreased by $36.1 million to $255.6 million for 2021, from $291.7 million for 2020. This decrease was primarily due to the Amazon Warrant Charges of $83.6 million, an unrealized loss from the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program and a decrease in station construction sales, partially offset by an increase in volume-related revenue.

Volume-related revenue, excluding the effect of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $62.5 million between periods, attributable to an increase in gallons delivered and a higher effective price per gallon delivered. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $5.6 million, as we recognized an unrealized gain of $2.1 million in 2020 compared to an unrealized loss of $3.5 million in 2021 (see Note 7 for more information).

Our effective price per gallon increased by $0.12 per gallon to $0.76 per gallon in 2021 compared to $0.64 in 2020, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was primarily due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $10.2 million between periods due to decreased construction activities as a result of construction delays relating to completion of certain projects.

AFTC revenue increased by $0.9 million between periods primarily due to the increase in gallons sold during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cost of sales.    Cost of sales increased by $30.2 million to $215.6 million in 2021, from $185.4 million in 2020. This increase was primarily due to an increase in gallons delivered and an increase in our effective cost per gallon delivered, partially offset by a decrease in the cost of station construction activities.

Our effective cost per gallon increased by $0.08 per gallon to $0.50 per gallon in 2021 from $0.42 per gallon in 2020. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices and transportation costs.

Selling, general and administrative.    Selling, general and administrative expenses increased by $21.4 million to $89.9 million in 2021, from $68.5 million in 2020. The increase was primarily driven by an increase of $12.0 million in stock-based compensation expense due to equity awards granted during the year and our higher stock price, an increase of $2.9 million in salaries and benefits, and an increase of $2.0 million in legal and consulting fees.

Depreciation and amortization.    Depreciation and amortization decreased by $2.5 million to $45.2 million in 2021, from $47.7 million in 2020, primarily due to a lower amount of depreciable assets.

Interest expense.    Interest expense decreased by $2.9 million to $4.4 million in 2021, from $7.3 million in 2020. This decrease was primarily due to a reduction of outstanding indebtedness between periods and a $1.2 million loss on extinguishment of debt in 2020 that is included in interest expense.

Other income, net.    Other income, net decreased by $2.1 million to $0.9 million in 2021, from $3.0 million in 2020, primarily due to higher gains recorded for the disposal of certain assets in the prior year period.

Loss from equity method investments.   Loss from equity method investments increased by $0.2 million to $0.4  million in 2021, from $0.2 million in 2020, primarily due to the operating results of SAFE&CEC S.r.l., the bpJV, and the TotalEnergies JV.

Gain from sale of certain assets of subsidiary.   In 2021, we recorded a gain of $3.9 million compared to a gain of $1.1 million in 2020 as a result of the satisfaction of specified performance criteria in each of 2020 and 2021 related to the assets sold in the bp Transaction in accordance with the related Amended Asset Purchase Agreement.

Gain from formation of equity method investment.    In 2020, we recorded a gain of $0.7 million related to the release of costs accrued in satisfaction of commitments made in connection with the CEC Combination (defined in Note 3). There was no comparable gain or loss in 2021.

Income tax expense.    Income tax expense decreased by $0.2 million to $0.1 million in 2021 from $0.3 million in 2020, primarily due to a decrease in deferred taxes associated with goodwill and a reduction in the Company’s expected foreign tax exposure.

Loss attributable to noncontrolling interest.    In 2021 and 2020, we recorded a gain of $1.0 million and $1.7 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2021 and 2020 periods.

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

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the discontinuance of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, the effects of COVID-19, grants and incentives, if any; fluctuations in commodity, station construction and labor costs; Environmental Credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments, as discussed under “Key Trends-Our Performance” above.

Cash Flows

Operating Activities. Cash provided by operating activities was $41.3 million in 2021, compared to cash provided by operating activities of $61.0 million in 2020. The decrease in cash provided by operating activities was primarily attributable to the collection of AFTC receivables related to 2018 and 2019 volumes in 2020.

Investing Activities. Cash used in investing activities was $207.7 million in 2021, compared to cash provided by investing activities of $24.2 million in 2020. The increase in cash used in investing activities was primarily attributable to $100.2 million in net purchases of short-term investments in 2021, compared to $27.6 million in net maturities of short-term investments in 2020, a $15.6 million increase in capital expenditures in 2021, higher investments in other entities in 2021, including our $70.2 million in contribution to the bpJV, a $1.7 million decrease in proceeds from property and equipment disposals, and $3.9 million in lower net earn-out proceeds received in connection with the bp Transaction.

Financing Activities. Cash provided by financing activities was $152.8 million in 2021, compared to cash used in financing activities of $18.7 million in 2020. Cash provided by financing activities in 2021 was primarily attributable to approximately $193.5 million net proceeds from the issuance of common stock under our ATM Programs, proceeds from the Chevron Adopt-a-Port program, and proceeds from debt instruments, partially offset by repurchases of common stock and repayments of debt instruments and finance lease obligations. Cash used in financing activities in 2020 was primarily attributable to repayments of debt instruments and finance lease obligations and repurchases of common stock, partially offset by proceeds received from debt instruments.

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

Our business plan calls for approximately $70.9 million in capital expenditures in 2022. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2022, we anticipate deploying up to approximately $195.0 million to develop ADG RNG production facilities. In 2021, we contributed $70.2 million and $4.8 million to the bpJV and the DR JV, respectively.

In addition, NG Advantage may spend up to $0.6 million in 2022 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $39.4 million in principal amount as of December 31, 2021, of which approximately $13.7 million, $10.0 million, $5.6 million, $1.8 million, and $8.3 million is expected to become due in 2022, 2023, 2024, 2025, and 2026, respectively. Based on outstanding debt balances and applicable interest rates as of December 31, 2021, we expect our total interest payment obligations relating to our indebtedness to be $2.1 million for the year ending December 31, 2022. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $68.2 million as of December 31, 2021, of which approximately $6.1 million, $6.0 million, $6.1 million, $6.0 million, $5.8 million and $38.0 million is expected to become due in 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $9.5 million drawn as of December 31, 2021. Our ability to draw additional debt under these agreements expired on January 2, 2022.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. As of December 31, 2021, we had total cash and cash equivalents and short-term investments of $229.2 million, compared to $138.5 million as of December 31, 2020.

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

If we deploy additional capital to develop ADG RNG production facilities and fueling stations to support contracted RNG fueling volume, we could be required to raise additional capital.

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

Material Cash Requirements

The table below represents our material cash requirements, including the scheduled maturities of our contractual obligations as of December 31, 2021. This table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
		Less than			More than
Contractual Obligations: (in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt (1)	$40,884	$14,842	$15,844	$10,198	$—
Finance lease obligations (2)	3,578	990	2,198	390	—
Operating lease commitments (3)	68,173	6,148	12,124	11,868	38,033
Long-term take-or-pay contracts (4)	2,565	1,340	1,225	—	—
Long-term supply contract (5)	1,141	1,141	—	—	—
Construction contracts (6)	25,433	25,433	—	—	—
JV capital contribution commitments (7)	51,600	51,600
Total	$193,374	$101,494	$31,391	$22,456	$38,033
(1)	Consists of long-term debt to finance acquisitions and equipment purchases, including future interest payments. For our variable-rate debt (which consists of the SG Facility, as defined in Note 12), we have assumed an interest rate of 1.4% (LIBOR plus 1.30%) as of December 31, 2021.

(2)	Consists of finance lease obligations to finance equipment purchases, including future interest payments.
(3)	Consists of various space and ground leases for our Boron Plant, office spaces and fueling stations as well as leases for equipment.
(4)	Represents our estimates for long-term and quarterly natural gas purchase contracts with a take-or-pay commitment.
(5)	Represents our estimates for one long-term natural gas supply contract for our subsidiary NG Advantage, which entered into an arrangement with bp for the supply, sale and transportation of CNG through February 2022.
(6)	Consists of our obligations to fund various fueling station construction projects, net of amounts funded through December 31, 2021 and excluding contractual commitments related to station sales contracts.
(7)	Represents outstanding commitments for the bpJV pursuant to the bpJV Capital Call (see Note 15).

Off-Balance Sheet Arrangements

As of December 31, 2021, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $43.4 million;
●	One long-term natural gas purchase contract with a take-or-pay commitment, the amount of which is shown under “Contractual Obligations” above;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments, the amount of which is shown under “Contractual Obligations” above;
●	One long-term natural gas sale contract with a fixed supply commitment, the amount of which is shown under “Contractual Obligations” above, along with a guaranty agreement; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of December 31, 2021, we had one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index-based prices and expires in June 2022. Additionally, as of December 31, 2021, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

NG Advantage has entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity until February 2022. In connection with the arrangement, on February 28, 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, in which we guarantee NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. Our guaranty is in effect until thirty days following our notice to bp of termination.

In addition, as of December 31, 2021, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $94.0 million, $74.6 million, and $111.8 million of our cost of sales in 2019, 2020, and 2021, respectively.

In October 2018, in support of our Zero Now truck financing program, we entered into two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies and THUSA, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators that participate in the Zero Now truck financing program.

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of December 31, 2021, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $2.5 million.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2021, our primary exposure to foreign currency exchange rates relates to our other Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of December 31, 2021, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million, net.

Interest Rate Risk

As of December 31, 2021, we had $9.5 million of debt that bears interest at a rate equal to LIBOR or the Prime Rate plus a margin per annum. Thus, our interest expense would fluctuate with a change in LIBOR or the Prime Rate. If these rates were to increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.1 million.

The SG Credit Agreement permits us to draw loans from time to time through January 2, 2022. These loans are subject to an interest rate indexed to LIBOR, certain tenors of which were discontinued after 2021 with other tenors being discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders under the credit agreements, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Clean Energy Fuels Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of embedded derivatives and commodity swaps

As discussed in Note 8 to the consolidated financial statements, the Company used the income approach to value its derivative assets and liabilities associated with its embedded derivatives in fueling agreements under its Zero Now truck financing program and the commodity swap contracts used to manage price risks related to these agreements. As of December 31, 2021, the Company recorded derivative assets and liabilities related to the embedded derivatives and commodity swaps of $6,939 thousand and $4,383 thousand, respectively. The Company used a discounted cash flow model to estimate the fair value of these embedded derivatives and commodity swaps, classified as Level 3 in the fair value hierarchy because they are valued using unobservable inputs.

We identified the assessment of the measurement of fair value for the embedded derivatives and commodity swaps as a critical audit matter due to the significant measurement uncertainty associated with the fair value of such instruments. There was a high degree of subjective auditor judgment in assessing the significant unobservable inputs, such as commodity forward curves and differentials applied to the commodity forward curves.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s derivatives process. This included controls related to the (1) development of the significant unobservable inputs, including monitoring of changes to the inputs, and (2) relevance and reliability of observable inputs reasonably available. We inspected the underlying fueling agreements associated with the embedded derivatives, on a sample basis, to evaluate the existence and accuracy of inputs into the valuation model. We also confirmed directly with the counter-party to the commodity swap contracts and inspected the commodity swap contracts to evaluate the existence and accuracy of inputs into the valuation model, including confirming the relevant terms of the commodity swap contracts. We involved financial instrument valuation professionals with specialized skills and knowledge, who assisted in assessing the fair value of the embedded derivatives and commodity swaps by developing an estimate of the fair values of the embedded derivatives and commodity swaps using commodity forward curves and differentials applied to the commodity forward curves obtained from publicly available market data, and compared the results to the Company’s fair value estimates.

Evaluation of the Company’s accounting analysis associated with the Amazon Warrant

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company entered into an agreement with certain subsidiaries of Amazon.com, Inc. (Amazon). Pursuant to the agreement, Amazon agreed to purchase a minimum volume of fuel over a contractual period, and, in exchange, the Company issued warrants to Amazon to purchase shares of common stock of the Company. Certain of these warrants vested upon consummation of the agreement, which resulted in the Company recognizing an initial charge against revenue of $76.6 million and a customer incentive asset of $38.4 million. The customer incentive asset will be recognized as a charge against revenue as the contractually required minimum fuel is purchased.

We identified the evaluation of the Company’s accounting for the warrants that immediately vested when issued to Amazon as a critical audit matter. Complex auditor judgment was required in evaluating the provisions of the agreements and the application of the relevant accounting guidance to the provisions of the agreements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control related to the Company’s evaluation of the accounting for the warrants issued to Amazon and the application of relevant accounting guidance. We inquired of management on the business purpose of the transaction. We evaluated the Company’s assessment of the presentation of the warrant expense as a charge against revenue and the determination of equity classification. We also assessed the timing of the recognition of customer incentive asset over the minimum volume of contractual fuel by reading the underlying agreement to understand the relevant terms and conditions of the agreement as well as the rights and features of the warrants. We determined whether the Company’s assessment of the contractual terms and conditions was in accordance with the relevant accounting standards.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Irvine, California

February 24, 2022

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$108,977	$99,448
Short-term investments	29,528	129,722
Accounts receivable, net of allowance of $1,335 and $1,205 as of December 31, 2020 and 2021, respectively	61,784	87,433
Other receivables	23,655	24,447
Inventory	28,100	31,302
Prepaid expenses and other current assets	9,404	37,584
Derivative assets, related party	1,591	—
Total current assets	263,039	409,936
Operating lease right-of-use assets	25,967	42,537
Land, property and equipment, net	290,911	261,761
Restricted cash	11,000	7,008
Notes receivable and other long-term assets, net	27,299	56,189
Long-term portion of derivative assets, related party	4,057	—
Investments in other entities	27,962	109,811
Goodwill	64,328	64,328
Intangible assets, net	464	5,500
Total assets	$715,027	$957,070
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3,592	$12,845
Current portion of finance lease obligations	840	846
Current portion of operating lease obligations	2,822	3,551
Accounts payable	17,310	24,352
Accrued liabilities	52,637	75,159
Deferred revenue	2,642	7,251
Derivative liabilities, related party	—	1,900
Total current liabilities	79,843	125,904
Long-term portion of debt	82,088	23,215
Long-term portion of finance lease obligations	2,552	2,427
Long-term portion of operating lease obligations	23,698	39,431
Long-term portion of derivative liabilities, related party	—	2,483
Other long-term liabilities	3,996	8,199
Total liabilities	192,177	201,659
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 304,000,000 and 454,000,000 shares authorized; 198,491,204 shares and 222,684,923 shares issued and outstanding as of December 31, 2020 and 2021, respectively	20	22
Additional paid-in capital	1,191,791	1,519,918
Accumulated deficit	(678,096)	(771,242)
Accumulated other comprehensive loss	(209)	(1,622)
Total Clean Energy Fuels Corp. stockholders’ equity	513,506	747,076
Noncontrolling interest in subsidiary	9,344	8,335
Total stockholders’ equity	522,850	755,411
Total liabilities and stockholders’ equity	$715,027	$957,070

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2020	2021
Revenue:
Product revenue	$298,469	$251,954	$213,133
Service revenue	45,596	39,770	42,513
Total revenue	344,065	291,724	255,646
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	185,557	161,705	189,600
Service cost of sales	26,550	23,705	26,004
Change in fair value of derivative warrants	(1,039)	(40)	—
Selling, general and administrative	73,444	68,516	89,906
Depreciation and amortization	49,625	47,682	45,184
Total operating expenses	334,137	301,568	350,694
Operating income (loss)	9,928	(9,844)	(95,048)
Interest expense	(7,574)	(7,348)	(4,430)
Interest income	2,437	1,345	1,082
Other income, net	1,990	3,025	905
Loss from equity method investments	(119)	(161)	(430)
Gain from sale of certain assets of subsidiary	7,455	1,063	3,885
Gain from formation of equity method investment	—	700	—
Income (loss) before income taxes	14,117	(11,220)	(94,036)
Income tax expense	(858)	(309)	(119)
Net income (loss)	13,259	(11,529)	(94,155)
Loss attributable to noncontrolling interest	7,162	1,665	1,009
Net income (loss) attributable to Clean Energy Fuels Corp.	$20,421	$(9,864)	$(93,146)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic	$0.10	$(0.05)	$(0.44)
Diluted	$0.10	$(0.05)	$(0.44)
Weighted-average common shares outstanding:
Basic	204,573,287	200,657,912	213,118,694
Diluted	205,987,509	200,657,912	213,118,694

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2019			Year Ended December 31, 2020			Year Ended December 31, 2021
	Clean Energy	Noncontrolling		Clean Energy	Noncontrolling		Clean Energy	Noncontrolling
	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total

Net income (loss)	$20,421	$(7,162)	$13,259	$(9,864)	$(1,665)	$(11,529)	$(93,146)	$(1,009)	$(94,155)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2019, 2020 and 2021	505	—	505	1,355	—	1,355	(1,394)	—	(1,394)
Unrealized gains on available-for-sale securities, net of $0 tax in 2019, 2020 and 2021	67	—	67	2	—	2	(19)	—	(19)
Total other comprehensive income (loss)	572	—	572	1,357	—	1,357	(1,413)	—	(1,413)
Comprehensive income (loss)	$20,993	$(7,162)	$13,831	$(8,507)	$(1,665)	$(10,172)	$(94,559)	$(1,009)	$(95,568)

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Additional		Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, January 1, 2019	203,599,892	$20	$1,198,769	$(688,653)	$(2,138)	$17,011	525,009
Issuance of common stock	1,123,163	—	309	—	—	—	309
Stock-based compensation	—	—	3,880	—	—	—	3,880
Net income (loss)	—	—	—	20,421	—	(7,162)	13,259
Other comprehensive income	—	—	—	—	572	—	572
Increase in ownership in subsidiary	—	—	228	—	—	(228)	—
Balance, December 31, 2019	204,723,055	20	1,203,186	(668,232)	(1,566)	9,621	543,029
Issuance of common stock	1,512,535	—	1,683	—	—	—	1,683
Repurchase of common stock	(7,744,386)	—	(14,647)	—			(14,647)
Stock-based compensation	—	—	2,957	—	—	—	2,957
Net loss	—	—	—	(9,864)	—	(1,665)	(11,529)
Other comprehensive income	—	—	—	—	1,357	—	1,357
Increase in ownership in subsidiary	—	—	(1,388)	—	—	1,388	—
Balance, December 31, 2020	198,491,204	20	1,191,791	(678,096)	(209)	9,344	522,850
Issuance of common stock, net of issuance costs	24,646,419	2	197,919	—	—	—	197,921
Repurchase of common stock	(452,700)	—	(2,916)	—	—	—	(2,916)
Stock-based compensation	—	—	14,994	—	—	—	14,994
Stock-based sales incentive charges	—	—	118,130	—	—	—	118,130
Net loss	—	—	—	(93,146)	—	(1,009)	(94,155)
Other comprehensive loss	—	—	—	—	(1,413)	—	(1,413)
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income (loss)	$13,259	$(11,529)	$(94,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,625	47,682	45,184
Provision for credit losses and inventory	2,586	2,662	1,257
Stock-based compensation expense	3,880	2,957	14,994
Stock-based sales incentive charges	—	—	83,641
Change in fair value of derivative instruments	5,545	(2,175)	3,490
Amortization of discount and debt issuance cost	(728)	(46)	20
Loss (gain) on disposal of property and equipment	(2,536)	(2,875)	1,365
Loss on extinguishment of debt	—	1,249	39
Gain from sale of certain assets of subsidiary	(7,455)	(1,063)	(3,885)
Gain from formation of equity method investment	—	(700)	—
Loss from equity method investments	119	161	430
Non-cash lease expense	3,234	2,756	2,945
Deferred income taxes	738	120	69
Expense reimbursement from JV	—	—	1,640
Changes in operating assets and liabilities:
Accounts and other receivables	(63,408)	53,784	(24,260)
Inventory	3,439	108	(5,704)
Prepaid expenses and other assets	(16,617)	5,275	(10,498)
Operating lease liabilities	(3,786)	(3,141)	(3,053)
Accounts payable	9,316	(9,337)	6,615
Deferred revenue	(3,528)	(10,976)	4,550
Accrued liabilities and other	18,596	(13,871)	16,614
Net cash provided by operating activities	12,279	61,041	41,298
Cash flows from investing activities:
Purchases of short-term investments	(171,080)	(74,292)	(324,170)
Maturities and sales of short-term investments	180,704	101,850	223,991
Purchases of and deposits on property and equipment	(27,088)	(13,273)	(23,075)
Disbursements for loans receivable for RNG production projects	—	(535)	(3,905)
Payments on and proceeds from sales of loans receivable	608	1,567	421
Cash received from sale of certain assets of subsidiary, net	7,582	4,830	887
Investments in other entities	—	(650)	(78,919)
Payment and deposits on equipment and manure rights for RNG production projects	—	—	(5,830)
Proceeds from disposal of property and equipment	7,772	4,673	2,941
Net cash provided by (used in) investing activities	(1,502)	24,170	(207,659)
Cash flows from financing activities:
Issuance of common stock	309	1,683	204,455
Repurchase of common stock	—	(14,647)	(2,916)
Fees paid for issuance of common stock	—	—	(6,534)
Fees paid for debt issuance costs	(123)	(131)	(1,277)
Proceeds for Adopt-a-Port program	—	—	5,815
Repayment of proceeds for Adopt-a-Port program	—	—	(360)
Proceeds from debt instruments	15,294	65,860	4,400
Proceeds from revolving line of credit	—	—	1,450
Repayments of borrowing under revolving line of credit	—	—	(1,450)
Repayments of debt instruments and finance lease obligations	(7,795)	(70,399)	(50,737)
Payments of debt extinguishment costs	—	(1,023)	(14)
Net cash (used in) provided by financing activities	7,685	(18,657)	152,832
Effect of exchange rates on cash, cash equivalents and restricted cash	136	201	8
Net increase (decrease) in cash, cash equivalents and restricted cash	18,598	66,755	(13,521)
Cash, cash equivalents and restricted cash, beginning of period	34,624	53,222	119,977
Cash, cash equivalents and restricted cash, end of period	$53,222	$119,977	$106,456
Supplemental disclosure of cash flow information:
Income taxes paid	$36	$8	$15
Interest paid, net of $441, $57 and $0 capitalized, respectively	$6,788	$5,622	$3,907

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

The Company and Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from our own projects or from third parties) to its customers in the heavy and medium-duty commercial transportation sector.

As a comprehensive clean energy solutions provider, the Company also designs and builds, as well as operates and maintains, public and private vehicle fueling stations in the United States and Canada; sells and services compressors and other equipment used in RNG production and at fueling stations; transports and sells CNG and LNG via “virtual” natural gas pipelines and interconnects; sells U.S. federal, state and local government credits it generates by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtains federal, state and local tax credits, grants and incentives.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consisted of the following as of December 31, 2020 and 2021 (in thousands):

	2020	2021
Raw materials and spare parts	$28,100	$31,302
Total inventory	$28,100	$31,302

Derivative Instruments and Hedging Activities

In connection with the Company’s Zero Now truck financing program, the Company entered into commodity swap contracts in October 2018 intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now program. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. These derivative instruments are recorded in the accompanying consolidated balance sheets and are measured as either an asset or liability at fair value with changes in fair value recognized in earnings. See Note 7 for more information.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three to twenty years for LNG liquefaction plant assets, up to ten years for station equipment and LNG trailers, and three to seven years for all other depreciable assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or related lease terms. Periodically, the Company receives grant funding to assist in the financing of fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $1.6 million, $0.0 million, and $0.5 million for the years ended December 31, 2019, 2020, and 2021, respectively.

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

There were no impairments of the Company’s long-lived assets in the years ended December 31, 2019, 2020 and 2021.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are from one to eight years for customer relationships, one to twenty years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

The Company’s intangible assets as of December 31, 2020 and 2021 were as follows (in thousands):

	2020	2021
Customer relationships	$5,376	$5,376
Acquired contracts	4,384	9,884
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	13,320	18,820
Less accumulated amortization	(12,856)	(13,320)
Net intangible assets	$464	$5,500

Amortization expense for intangible assets was $1.0 million, $0.8 million, and $0.5 million for the years ended December 31, 2019, 2020, and 2021, respectively.

In 2021, the Company acquired contractual rights to manure feedstock for an anaerobic digester gas (“ADG”) RNG production project totaling $5.5 million. The acquired manure rights have an initial term of 20 years. Amounts are

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified and included under “Acquired contracts” in the table above. As of December 31, 2021, the Company paid $1.0 million and accrued $4.5 million, which was included in “Accrued liabilities” in the accompanying consolidated balance sheets, related to the acquired manure rights. The $4.5 million was excluded from the accompanying consolidated statements of cash flows as it was a non-cash investing activity. The intangible asset related to manure rights will be amortized over the contractual term of 20 years using the straight-line method with amortization commencing on the date of commercial operation of the ADG RNG facility.

Estimated amortization expense subsequent to the year ended December 31, 2021 is expected to be approximately $0.0 million in 2022, $0.0 million in 2023, $0.3 million in 2024, $0.3 million in 2025, $0.3 million in 2026, and $4.6 million thereafter.

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

During the years ended December 31, 2019, 2020 and 2021, the Company utilized the quantitative approach and concluded there were no indicators of impairment to goodwill.

The following table summarizes the activity related to the carrying amount of goodwill (in thousands):

Balance as of December 31, 2019	$64,328
Balance as of December 31, 2020	$64,328
Balance as of December 31, 2021	$64,328

Revenue Recognition

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

Volume-Related

The Company’s volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, O&M services and RINs and LCFS Credits in addition to Amazon Warrant Charges and changes in fair value of the Company’s derivative instruments associated with providing fuel to customers under contracts.

Fuel and O&M services are sold pursuant to contractual commitments over defined goods-and-service delivery periods. These contracts typically include a stand-ready obligation to supply natural gas and/or provide O&M services daily based on a committed and agreed upon routine maintenance schedule or when and if called upon by the customer.

The Company applies the ‘right to invoice’ practical expedient and recognizes fuel and O&M services revenue in the amount to which the Company has the right to invoice. The Company has a right to consideration based on the amount of gasoline gallon equivalents of fuel dispensed by the customer and current pricing conditions, which are typically billed to the customer on a monthly basis. Since payment terms are less than a year, the Company has elected the practical expedient which allows it to not assess whether a customer contract has a significant financing component.

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

Amazon Warrant Charges (defined in Note 13) are determined based on the grant date fair value of the award and the associated non-cash stock-based sales incentive charges, which are recorded as a reduction of revenue and are recognized as the customer purchases fuel and vesting conditions become probable of being achieved. See discussion under “Amazon Warrant” below and Note 13 for additional information.

The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts. The contracts are measured at fair value with changes in fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from existing and anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 7 for more information about these derivative instruments. For the years ended December 31, 2019, 2020 and 2021, changes in the fair value of commodity swaps and customer contracts amounted to a gain (loss) of $(6.6) million, $2.1 million, and $(3.5) million, respectively.

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

Alternative Fuel Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive a federal alternative fuels tax credit (“AFTC”) for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2021. The AFTC, which had previously expired on December 31, 2016, was reinstated on February 9, 2018 to apply retroactively to vehicle fuel sales made from January 1, 2017 through December 31, 2017. On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020 and subsequently extended for vehicle fuel sales made through December 31, 2021.

As a result of the legislation authorizing AFTC being signed into law on December 20, 2019, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar years, totaling $47.1 million, was recognized during the year ended December 31, 2019. AFTC was extended in December 2020 and is currently available for vehicle fuel sales made through December 31, 2021. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2019, 2020 and 2021.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.2 million, $0.0 million and $0.0 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock‑based payment arrangements over the requisite service period of the award and recognizes forfeitures as they occur. For stock options, the Company determines the grant date fair value using the Black‑Scholes option pricing model, which requires the input of certain assumptions, including the expected life of the stock‑based payment award, stock price volatility and risk‑free interest rate. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its common stock on the date of grant.

Amazon Warrant

The Amazon Warrant (as defined in Note 13) is accounted for as an equity instrument and measured in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. To determine the fair value of the Amazon Warrant, the Company used the Black-Scholes option pricing model, which is based in part on assumptions that require management to use judgment. For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the transaction price in accordance with ASC 606, Revenue from Contracts with Customers. Based on the fair value of the award, the Company determines the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the consolidated statements of operations.

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

Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements of operations. For each of the years ended December 31, 2019, 2020 and 2021, foreign exchange transaction gains and (losses) were included in “Other income (expense), net” in the accompanying consolidated statements of operations and were $0.0 million.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2019, 2020 and 2021 was comprised of the Company’s foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard clarifies and simplifies the accounting for income taxes, including guidance related to intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, the methodology for calculating income taxes in an interim period, and the application of income tax guidance to franchise taxes that are partially based on income. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company adopted this standard in the first quarter of 2021. The adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments. This new accounting amendment requires a lessor to classify leases with variable lease payments that do not depend on an index or rate as operating leases on the commencement date if classification as a sales-type or direct financing lease would result in a day-one loss. The amendment in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting amendment and does not expect the update to have a material impact on its consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. The ASU is effective for fiscal years beginning after December

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15, 2021, with early adoption permitted. The Company is currently evaluating the impact of adopting this new ASU and does not expect the update to have a material impact on its consolidated financial statements and related disclosures.

Note 2 —Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2019	2020	2021
Volume-related (1) (2)	$273,535	$245,300	$218,540
Station construction sales	23,120	26,593	16,406
AFTC (3)	47,123	19,831	20,700
Other	287	—	—
Total revenue	$344,065	$291,724	$255,646

(1) Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts. See Note 1 and Note 7 for more information about these derivative instruments. For the years ended December 31, 2019, 2020 and 2021, changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $6.6 million, a gain of $2.1 million, and a loss of $3.5 million, respectively.

(2) Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the years ended December 31, 2019, 2020 and 2021 of $0.0 million, $0.0 million and $83.6 million, respectively. See Note 13 for more information.

(3) Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which was extended for vehicle fuel sales made beginning January 1, 2021 through December 31, 2021.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $19.8 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, LLC (“NG Advantage”), for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2020 and 2021, these capitalized costs incurred to fulfill contracts were $10.4 million and $10.1 million with accumulated depreciation of $7.1 million and $7.6 million, respectively, and related depreciation expense of $0.8 million and $0.5 million for the years ended December 31, 2020 and 2021, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2021, were not materially affected by any factors outside the normal course of business.

As of December 31, 2020 and 2021, the Company’s contract balances were as follows (in thousands):

	2020	2021

Accounts receivable, net	$61,784	$87,433

Contract assets - current	$729	$966
Contract assets - non-current	3,998	3,532
Contract assets - total	$4,727	$4,498

Contract liabilities - current	$1,638	$5,523
Contract liabilities - non-current	59	—
Contract liabilities - total	$1,697	$5,523

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from customers of NG Advantage in advance of the performance obligations and are classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets. Billings in excess of revenue recognized of $1.0 million and $5.4 million and advance payments of $0.6 million and $0.1 million are classified as current as of December 31, 2020 and 2021, respectively.

Revenue recognized during the year ended December 31, 2020 related to the Company’s contract liability balances as of December 31, 2019 was $4.8 million. The increase in the contract liability balances for the year ended December 31,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2021 was primarily driven by billings in excess of revenue recognized, offset by $1.5 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2020.

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

Under the APA, bp was required, following the closing of the bp Transaction, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain conditions relating to the Assets are met. In February 2018, the Company received $0.9 million in cash for its satisfaction of the performance criteria for the first period under the APA, which ended on December 31, 2017. Upon its receipt of such cash, the Company paid $0.1 million in cash and issued 15,877 shares of the Company’s common stock with a fair value of $0.0 million to former holders of options to purchase membership units in Renewables. The performance criteria for the second period under the APA, which ended on December 31, 2018, was also satisfied, and the Company received a cash payment of $5.4 million in March 2019. During the year ended December 31, 2019, after receipt of the cash payment, the Company paid $0.6 million in cash to former holders of options to purchase membership units in Renewables. In December 2019, the Company and bp entered into an Amendment to the APA (“Amended APA”) which amended the earn-out for years four and five and paid the Company an additional $2.8 million for year three of the earn-out period. As a result of the performance criteria for year three under the APA being satisfied, and the additional $2.8 million received by the Company in December 2019 in accordance with the Amended APA, the Company recognized a gross gain of $8.4 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.9 million as of December 31, 2019. During the year ended December 31, 2020, the Company recognized a gross gain of $1.0 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.1 million as a result of the performance criteria being satisfied for year four under the Amended APA. During the year ended December 31, 2021, the Company recognized a gross gain of $4.4 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.5 million as a result of the performance criteria being satisfied for year five under the Amended APA, representing the final earn-out payment under the Amended APA. The Company recognized a net gain of $7.5 million, $1.1 million, and $3.9 million during the years ended December 31, 2019, 2020 and 2021, respectively, which is included in “Gain from sale of certain assets of subsidiary” in the accompanying consolidated statements of operations.

As of December 31, 2021, the Company has paid $10.3 million in cash and issued 770,269 shares of the Company’s common stock with a fair value of $2.0 million to former holders of options to purchase membership units in Renewables.

Following the completion of the bp Transaction, Renewables and the Company continue to procure RNG from bp under a long-term supply contract (the “bp Supply Agreement”) and from other RNG suppliers and resell such RNG through the Company’s fueling infrastructure. On October 1, 2018, Renewables and bp amended the bp Supply Agreement to extend the term and add additional RNG supply. bp and Renewables share in the RINs and LCFS Credits generated from the increased RNG supply sold through the Company’s vehicle fueling infrastructure and to other customers. See Note 1 for information on revenue recognition of these credits.

SAFE&CEC S.r.l.

On November 26, 2017, the Company, through its former subsidiary, IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded income (loss) from this investment of $0.0 million, $(0.2) million and $0.6 million for the years ended December 31, 2019, 2020 and 2021, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $24.7 million and $23.9 million as of December 31, 2020 and 2021, respectively.

Note 4 —Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered an agreement (“TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) that created a 50/50 joint venture (“TotalEnergies JV”) to develop ADG RNG production facilities in the United States. Each ADG RNG production facility project under the TotalEnergies JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates that the TotalEnergies JV will invest up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million for the TotalEnergies JV (the “TotalEnergies JV Equity Obligations”). To fund the Company’s TotalEnergies JV Equity Obligations, the Company had the option to borrow $20.0 million from Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”), pursuant to the Credit Agreement (defined in Note 12). On October 12, 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV. On November 1, 2021, TotalEnergies and the Company have each contributed an initial $4.8 million to the DR JV. Assets related to the DR JV were deconsolidated from the Company as of October 12, 2021. No gain or loss was recognized from the transaction. The Company accounts for its interest in the LLCs using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLCs’ operations. The Company recorded a loss of $0.1 million from the TotalEnergies JV for the year ended December 31, 2021, related to formation expenses. As of December 31, 2021, the Company had an investment balance in the TotalEnergies JV of $4.7 million.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents combined summarized financial information for the TotalEnergies JV (in thousands):

Year Ended
December 31,
2021
Revenue	$—
Gross profit	$—
Operating loss	$(119)
Net loss	$(119)

As of December 31,
2021
Current assets	$3,086
Non-current assets	13,103
Total assets	$16,189

Current liabilities	$6,770
Non-current liabilities	—
Total liabilities	$6,770

bp Joint Venture

On April 13, 2021, the Company entered an agreement (“bp JV Agreement”) with bp that created a 50/50 joint venture (“bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020, pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to the Company’s marketing agreement with bp.

Pursuant to the bp JV Agreement, the Company had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units would convert into Class A Units. On June 21, 2021, the Company contributed $50.2 million to the bpJV, which consisted of (i) its initial contribution commitment of $30.0 million, (ii) the $20.0 million additional contribution to effect the conversion of bp’s Class B Units into Class A Units pursuant to the Company’s exercise of the bp Option, and (iii) $0.2 million for interest on bp’s Class B Units to acquire additional Class A Units. In December 2021, the bpJV authorized a capital call (the “bpJV Capital Call”) for additional funding of $143.2 million, requiring bp and the Company each to contribute $71.6 million. As of December 31, 2021, bp and the Company have contributed $71.6 million and $20.0 million, respectively, to the bpJV in connection with the bpJV Capital Call. The remaining contribution balance of $51.6 million due from the Company will be paid on or prior to June 30, 2022. As of December 31, 2021, the Company and bp each own 50% of the bp JV.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.4 million from this investment for the year ended December 31, 2021, related to formation expenses. The Company had an investment balance in the bpJV of $69.8 million as of December 31, 2021.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Combined summarized financial information for the bpJV is as follows (in thousands):

Year Ended
December 31,
2021
Revenue	$—
Gross profit	$—
Operating loss	$(678)
Net loss	$(603)
Net loss attributable to bpJV	$(599)

As of December 31,
2021
Current assets	$152,072
Non-current assets	70,433
Total assets	$222,505

Current liabilities	$24,932
Non-current liabilities	1,000
Total liabilities	$25,932

Equity attributable to shareowners of bpJV	$191,170
Equity attributable to noncontrolling interest	5,403
Total equity	$196,573

SAFE&CEC S.r.l.

On December 29, 2017, the Company obtained a 49% ownership interest in SAFE&CEC S.r.l. See Note 3 for more information.

Summarized financial information for SAFE&CEC S.r.l. is as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Revenue	$80,886	$89,535	$109,119
Gross profit	$20,525	$19,008	$25,784
Operating income	$1,207	$609	$4,728
Net income (loss)	$93	$(306)	$2,392

		As of December 31,
		2020	2021
Current assets		$60,406	$75,137
Non-current assets		58,140	56,052
Total assets		$118,546	$131,189

Current liabilities		$55,780	$58,910
Non-current liabilities		11,808	21,730
Total liabilities		$67,588	$80,640

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Equity Method Investments

The Company had an investment balance in other equity method investments of $2.3 million and $3.5 million as of December 31, 2020 and 2021, respectively. The Company recorded income (loss) from other equity method investments of $(0.1) million, $0.1 million, and $(0.6) million for the years ended December 31, 2019, 2020 and 2021, respectively. The Company accounts for its interest using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the investees’ operations.

Combined summarized financial information for the Company’s other equity method investments is as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Revenue	$546	$463	$704
Gross profit	$178	$155	$216
Operating loss	$(214)	$(90)	$(1,757)
Net loss	$(250)	$(126)	$(1,793)

	As of December 31,
	2020	2021
Current assets	$1,233	$1,349
Non-current assets	5,553	7,047
Total assets	$6,786	$8,396

Current liabilities	$1,421	$1,012
Non-current liabilities	66	192
Total liabilities	$1,487	$1,204

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

In connection with the arrangement between NG Advantage and bp for the supply, sale and reservation of a specified volume of CNG transportation capacity until February 2022, on February 28, 2018, the Company entered into a guaranty agreement with NG Advantage and bp pursuant to which the Company guarantees NG Advantage’s payment obligations to bp in the event of default by NG Advantage under the supply arrangement, in an amount up to an aggregate of $30.0 million plus related fees which was reduced to $15.0 million effective June 24, 2020. As initial consideration for the guaranty agreement, NG Advantage issued to the Company 19,660 common units, which increased the Company’s controlling interest in NG Advantage from 53.3% to 53.5%.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the year ended December 31, 2021, NG Advantage borrowed $5.0 million from the Company under a series of advance agreements. As of December 31, 2021, NG advantage had an outstanding balance of $18.4 million, plus accrued and unpaid interest under the advance agreements. This intercompany transaction has been eliminated in consolidation.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $7.2 million, $1.7 million, and $1.0 million for the years ended December 31, 2019, 2020 and 2021, respectively. The noncontrolling interest was $9.3 million and $8.3 million as of December 31, 2020 and 2021, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of December 31, 2021, the Company had investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis during the year ended December 31, 2021.

Note 5 —Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2020 and 2021 consisted of the following (in thousands):

	2020	2021
Current assets:
Cash and cash equivalents	$108,977	$99,448
Total cash and cash equivalents	$108,977	$99,448

Long-term assets:
Restricted cash - standby letters of credit	$4,000	$—
Restricted cash - held as collateral	7,000	7,008
Total restricted cash	$11,000	$7,008

Total cash, cash equivalents and restricted cash	$119,977	$106,456

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $107.6 million and $98.0 million as of December 31, 2020 and 2021, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. Long-term restricted cash consisted of cash held as collateral for the benefit of a lender to NG Advantage.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of December 31, 2021, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2020 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$28,998	$—	$28,998
Certificates of deposit	530	—	530
Total short-term investments	$29,528	$—	$29,528

Short-term investments as of December 31, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Municipal bonds and notes	$6,001	$(1)	$6,000
Zero coupon bonds	123,210	(18)	123,192
Certificates of deposit	530	—	530
Total short-term investments	$129,741	$(19)	$129,722

Note 7 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies and THUSA (as defined in Notes 12), for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying consolidated statements of operations.

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

Derivatives and embedded derivatives as of December 31, 2020 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Commodity swaps:
Current portion of derivative assets, related party	$1,591	$—	$1,591
Long-term portion of derivative assets, related party	4,057		4,057
Fueling agreements:
Prepaid expenses and other current assets	249	—	249
Notes receivable and other long-term assets, net	542	—	542
Total derivative assets	$6,439	$—	$6,439
Liabilities:
Fueling agreements:
Accrued liabilities	$283	$—	$283
Other long-term liabilities	273	—	273
Total derivative liabilities	$556	$—	$556

Derivatives and embedded derivatives as of December 31, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,038	$—	$2,038
Notes receivable and other long-term assets, net	4,738	—	4,738
Total derivative assets	$6,776	$—	$6,776
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,900	$—	$1,900
Long-term portion of derivative liabilities, related party	2,483		2,483
Total derivative liabilities	$4,383	$—	$4,383

As of December 31, 2020 and 2021, the Company had a total volume on open commodity swap contracts of 16.9 million and 11.9 million diesel gallons, respectively, at a weighted-average price per gallon of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2020 and 2021, by year with associated volumes:

	December 31, 2020		December 31, 2021
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2021	5,000,000	$3.18	—	$—
2022	5,000,000	$3.18	5,000,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2020 and 2021:

	December 31, 2020		December 31, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$ 2.03 - $ 2.15	$$2.11
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$ .87 - $ 1.58	$$1.03
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$ 1.82 - $ 2.69	$$2.13

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2020 and 2021:

	December 31, 2020		December 31, 2021
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.47 - $1.54	$1.50	$ 2.03 - $ 2.15	$$2.11
Historical Differential to PADD 3 Diesel	$0.81 - $1.58	$0.99	$ .87 - $ 1.58	$$1.03
Historical Differential to PADD 5 Diesel	$1.66 - $2.58	$2.01	$ 1.82 - $ 2.69	$$2.13

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2020 or 2021.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$28,998	$—	$28,998	$—
Certificates of deposit (1)	530	—	530	—
Commodity swap contracts (2)	5,648	—	—	5,648
Embedded derivatives (3)	791	—	—	791
Liabilities:
Embedded derivatives (3)	$556	$—	$—	$556

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$6,000	$—	$6,000	$—
Zero coupon bonds	123,192	—	123,192	—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,776	—	—	6,776
Liabilities:
Commodity swap contracts (2)	$4,383	$—	$—	$4,383
(1)	Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 6 for more information.
(2)	Included in “Derivative assets, related party” and “Long-term portion of derivative assets, related party” as of December 31, 2020, and “Derivative liabilities, related party” and “Long-term portion of derivative liabilities, related party” as of December 31, 2021, in the accompanying consolidated balance sheets. See Note 7 for more information.
(3)	Included in "Prepaid expenses and other current assets", "Notes receivable and other long-term assets, net", “Accrued liabilities” and “Other long-term liabilities” as of December 31, 2020, and "Prepaid expenses and other current assets" and "Notes receivable and other long-term assets, net" as of December 31, 2021 in the accompanying consolidated balance sheets. See Note 7 for more information.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded	Liabilities:
	Swap Contracts	Derivatives	Swap Contracts	Derivatives	Warrants
Balance as of December 31, 2019	$3,270	$723	$(164)	$(81)	$(40)
Settlements, net	(1,652)	—	56	—	—
Total gain (loss)	4,030	68	108	(475)	40
Balance as of December 31, 2020	$5,648	$791	$—	$(556)	$—

Balance as of December 31, 2020	$5,648	$791	$—	$(556)	$—
Settlements, net	(225)	—	1,083	—	—
Total gain (loss)	(5,423)	5,985	(5,466)	556	—
Balance as of December 31, 2021	$—	$6,776	$(4,383)	$—	$—

Change in unrealized gain (loss) for the year ended December 31, 2020 included in earnings	$2,378	$68	$164	$(475)	$40
Change in unrealized gain (loss) for the year ended December 31, 2021 included in earnings	$(5,648)	$5,985	$(4,383)	$556	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2020 and 2021. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 9 —Other Receivables

Other receivables as of December 31, 2020 and 2021 consisted of the following (in thousands):

	2020	2021
Loans to customers to finance vehicle purchases	$394	$419
Accrued customer billings	6,335	4,417
Fuel tax credits	10,556	12,684
Other	6,370	6,927
Total other receivables	$23,655	$24,447

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 —Land, Property and Equipment

Land, property and equipment, net as of December 31, 2020 and 2021 consisted of the following (in thousands):

	2020	2021
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	344,839	354,699
Trailers	79,860	72,783
Other equipment	89,276	93,135
Construction in progress	73,272	74,963
	685,356	693,689
Less accumulated depreciation	(394,445)	(431,928)
Total land, property and equipment, net	$290,911	$261,761

Included in "Land, property and equipment, net" are capitalized software costs of $32.3 million and $33.8 million as of December 31, 2020 and 2021, respectively. Accumulated amortization of the capitalized software costs are $28.8 million and $30.4 million as of December 31, 2020 and 2021, respectively.

The Company recorded amortization expense related to the capitalized software costs of $3.9 million, $2.5 million and $1.6 million for the years ended December 31, 2019, 2020 and 2021, respectively.

As of December 31, 2020 and 2021, $1.7 million and $2.1 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

Note 11 —Accrued Liabilities

Accrued liabilities as of December 31, 2020 and 2021 consisted of the following (in thousands):

	2020	2021
Accrued alternative fuels incentives (1)	$18,175	$28,106
Accrued employee benefits	4,282	4,547
Accrued gas and equipment purchases	9,897	17,158
Accrued interest	512	893
Accrued property and other taxes	3,094	3,369
Accrued salaries and wages	7,646	8,172
Embedded derivatives	283	—
Other (2)	8,748	12,914
Total accrued liabilities	$52,637	$75,159
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 —Debt

Debt obligations as of December 31, 2020 and 2021 consisted of the following (in thousands):

	December 31, 2020
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
bp Loan	$50,000	$—	$50,000
NG Advantage debt	29,535	117	29,418
SG Facility	5,100	—	5,100
Other debt	1,162	—	1,162
Total debt	85,797	117	85,680
Less amounts due within one year	(3,631)	(39)	(3,592)
Total long-term debt	$82,166	$78	$82,088

	December 31, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$25,832	72	25,760
SG Facility	9,500	—	9,500
Other debt	800	—	800
Total debt	36,132	72	36,060
Less amounts due within one year	(12,868)	(23)	(12,845)
Total long-term debt	$23,264	$49	$23,215

The following is a summary of the aggregate maturities of debt obligations for each of the annual periods subsequent to December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
NG Advantage debt	$2,991	$8,977	$4,161	$1,397	$8,306	$—	$25,832
SG Facility	9,500	—	—	—	—	—	9,500
Other Debt	377	262	161	—	—	—	800
Total	$12,868	$9,239	$4,322	$1,397	$8,306	$—	$36,132

SG Credit Agreement

On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provides for a term loan facility (the “SG Facility”) pursuant to which the Company may obtain, subject to certain conditions, up to $100.0 million of loans (“SG Loans”) in support of its Zero Now truck financing program.  Under the Credit Agreement, the Company is permitted to use the proceeds from the SG Loans to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith.  On March 12, 2021, the Credit Agreement was amended to permit the Company to use up to $45.0 million of proceeds from the SG Loans to fund certain station build costs, and up to $20.0 million to fund TotalEnergies JV Equity Obligations. Under the amended terms of the Credit Agreement, the Company’s ability to draw from the SG Facility expired on January 2, 2022. Interest on outstanding SG Loans accrues at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrues at a rate equal to 0.39% per annum. Interest and commitment fees are payable quarterly.

The Company is required to make quarterly principal payments of $2.5 million beginning March 31, 2022 with any unpaid amount due on January 2, 2024, subject to the option to extend the maturity date for three successive terms of one year each. The Company is required to make mandatory prepayments under the SG Facility equal to any amounts the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company receives for complete or partial refunds of the incremental cost of trucks purchased or financed under the Zero Now program, and the Company is generally permitted to make complete or partial voluntary prepayments under the SG Facility with prior written notice to SG but without premium or penalty.  The Credit Agreement includes certain representations, warranties and covenants by the Company and also provides for customary events of default which, if any of them occurs, would permit or require, among other things, the principal of and accrued interest on the SG Loans to become or to be declared due and payable. Events of default under the Credit Agreement include, among others, nonpayment of principal and interest when due; violation of covenants; any default by the Company (whether or not resulting in acceleration) under any other agreement for borrowed money in excess of $20.0 million; voluntary or involuntary bankruptcy; repudiation or assignment of the Guaranty by THUSA (as defined below); or a change of control of the Company.

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement.  As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement.  As of December 31, 2021, the Company had $9.5 million outstanding on the SG Facility and no events of defaults had occurred.

TotalEnergies Credit Support Agreement

The Company entered into a credit support agreement with TotalEnergies Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TotalEnergies, on January 2, 2019, which was subsequently amended on March 12, 2021 (as amended, the “CSA”) in conjunction with the March 12, 2021 amendment to the Credit Agreement. Under the CSA, THUSA agreed to enter into a guaranty agreement (“Guaranty”) pursuant to which it has guaranteed the Company’s obligation to repay SG up to $100.0 million in SG Loans and interest thereon in accordance with the Credit Agreement. In consideration for the commitments of THUSA under the CSA, the Company is required to pay THUSA a quarterly guaranty fee at a rate per quarter equal to 2.5% of the average aggregate Loan amount for the preceding calendar quarter.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On December 10, 2020, NG Advantage entered an Amended and Restated Loan and Security Agreement with Berkshire Bank (“Berkshire ALA”) to substitute and replace the two existing loans with Berkshire Bank dated May 12, 2016 and January 24, 2017 (collectively, the “Original Debt”). The Berkshire ALA provides NGA a 5-year term loan of $14.5 million with payments of principal and interest due monthly beginning February 1, 2021 at an annual interest rate of 5% maturing on January 1, 2026. NG Advantage used the funds provided by the Berkshire ALA to repay in full the outstanding principal balance plus accrued and unpaid interest of the Original Debt, and to repay the outstanding balances of certain other financing obligations to unrelated lenders, Nations and Liberty. NG Advantage has pledged as collateral certain assets and equipment including trailers under the Berkshire ALA, and the Company has provided a limited guaranty of up to $7.0 million classified in “Restricted cash” on the accompanying consolidated balance sheet. As of December 31, 2021, the Company was in compliance with the covenants under the Berkshire ALA.

The Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit which bears interest at the greater of the Prime Rate or 3.00%, plus 0.25% and has a maturity date of July 31, 2022. As of December 31, 2021, NG Advantage had no amounts outstanding on the revolving line of credit.

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

bp Loan

On December 18, 2020, the Company entered a memorandum of understanding (“MOU”) with bp to create the bpJV. Contemporaneous with the execution of the MOU, the Company and bp executed a loan agreement whereby bp advanced $50.0 million (“bp Loan”) to fund capital costs and expenses incurred prior to formation of the bpJV. The bp Loan bore interest at the rate per annum equal to LIBOR plus 4.33%. As repayment of the bp Loan, the outstanding principal balance was contributed to the bpJV in April 2021 upon entering into the bp JV Agreement. See Note 4 for additional information.

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which provides the Company a $20.0 million revolving line of credit through May 1, 2022. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of December 31, 2021, no amounts were outstanding under the Plains LSA. As of December 31, 2021, the Company was in compliance with the covenants under the Plains LSA.

On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Company’s revolving line of credit with Plains, reducing the amount available under the line of credit from $20.0 million to $18.0 million. As of December 31, 2021, no amounts have been drawn under the standby letter of credit.

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75%with a weighted-average interest rate of 4.38% and 4.34% as of December 31, 2020 and 2021, respectively.

Note 13 —Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. On June 14, 2021, the Company’s

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders approved an increase in the number of shares of Common Stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of December 31, 2021, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

The Company did not declare or pay any dividends during the years ended December 31, 2019, 2020 and 2021.

Voting Rights

Each holder of common stock has the right to one vote per share owned on matters presented for stockholder action.

TotalEnergies Private Placement

On May 9, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with TotalEnergies Marketing Services, S.E. (“TMS”), a wholly owned subsidiary of TotalEnergies. Pursuant to the Purchase Agreement, the Company agreed to sell and issue, and TMS agreed to purchase, up to 50,856,296 shares of the Company’s common stock at a purchase price of $1.64 per share, all in a private placement (the “TotalEnergies Private Placement”). The purchase price per share was determined based on the volume-weighted average price for the Company’s common stock between March 23, 2018 (the day on which discussions began between the Company and TotalEnergies) and May 3, 2018 (the day on which the Company agreed in principle with TotalEnergies regarding the structure and basic terms of its investment). As of the date of the Purchase Agreement, TotalEnergies did not hold or otherwise beneficially own any shares of the Company’s common stock, and TotalEnergies has agreed, until the later of May 9, 2020 or such date when it ceases to hold more than 5.0% of the Company’s common stock then outstanding, among other similar undertakings and subject to customary conditions and exceptions, to not purchase shares of the Company’s common stock or otherwise pursue transactions that would result in TotalEnergies beneficially owning more than 30.0% of the Company’s equity securities without the approval of the Company’s board of directors.

On June 13, 2018, the Company and TMS closed the TotalEnergies Private Placement, in which: (1) the Company issued to TMS all of the 50,856,296 shares of its common stock issuable under the Purchase Agreement, resulting in TotalEnergies beneficially holding approximately 25.0% of the outstanding shares of the Company’s common stock and the largest ownership position of the Company as of September 30, 2018; (2) TotalEnergies paid to the Company an aggregate of $83.4 million in gross proceeds, which the Company has used and expects to continue to use for working capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and TotalEnergies entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $1.9 million.

Pursuant to the Purchase Agreement, the Company and TotalEnergies also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the SEC to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2021, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

At-The-Market Offerings

On May 10, 2021, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million in an at-the-market offering program (the “May ATM Program”). Through June 3, 2021, the Company sold 12,362,237

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the year ended December 31, 2021, the Company issued 22,836,183 shares of common stock under the ATM Programs for gross proceeds of $200.0 million, and incurred transaction costs of $6.5 million, including $6.0 million in commissions paid to Goldman Sachs & Co. LLC.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. During the year ended December 31, 2021, the Company repurchased 452,700 shares of its common stock under the Repurchase Program for a total cost of $2.9 million. As of December 31, 2021, the Company had utilized a total of $17.4 million under the Repurchase Program to repurchase 8,197,086 shares of common stock. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2019	2020	2021
Stock-based compensation expense, net of $0 tax in 2019, 2020, and 2021	$3,880	$2,957	$14,994

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

In May 2020, the Company adopted its Amended and Restated 2016 Performance Incentive Plan (“Amended 2016 Plan”), which increased the aggregate number of shares of the Company’s common stock to be delivered pursuant to all awards granted under the 2016 Performance Incentive Plan by an additional 17,500,000 shares, and became effective on

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

May 15, 2020, the date of approval of the Amended 2016 Plan by the Company’s stockholders.  As of December 31, 2021, the Company had 7,595,607 shares available for future grant under the Amended 2016 Plan.

Service-Based Stock Options

The Company has granted service-based stock options to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The service-based stock options granted have contractual terms of 10 years, and exercise price for the options granted is equal to the closing market price of the Company's common stock on the date of grant. The stock options are subject to the terms and conditions of the 2006 and 2016 Plans and a Notice of Grant of Stock Option and Stock Option Agreement.

The following table summarizes the Company’s service-based stock option activity for the year ended December 31, 2021:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2020	8,142,831	$5.38
Granted	6,186,260	8.32
Exercised	(1,219,976)	4.59
Forfeited or expired	(1,295,444)	8.68
Options outstanding as of December 31, 2021	11,813,671	$6.64	7.27	$15,409
Options exercisable as of December 31, 2021	5,133,792	$5.52	4.37	$12,329
Options vested and expected to vest as of December 31, 2021	11,813,671	$6.64	7.27	$15,409

As of December 31, 2021, there was $25.9 million of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options. That cost is expected to be expensed over a remaining weighted average period of approximately 2.3 years. The total fair value of shares vested during the year ended December 31, 2021 was $1.8 million.

The fair value of each service-based stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Year Ended December 31,
	2019	2020	2021
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	57.3% to 61.5%	65.8% to 83.9%	76.8% to 96.8%
Risk-free interest rate	2.11% to 2.53%	0.37% to 1.21%	0.58% to 1.31%
Expected life in years	6.0	6.0	5.6 to 5.8

The volatility amounts used were estimated based on (i) the historical volatility of the Company’s common stock over a term equal to the estimated life of the options and on (ii) implied volatility of the Company’s traded options. The expected lives used were based on historical exercise experience and the Company’s anticipated exercise periods for its outstanding stock options. The risk-free interest rates used were based on the U.S. Treasury yield curve with terms approximating the expected life of the stock options at the time of grant.

The weighted-average grant date fair value per share of service-based stock options granted during the years ended December 31, 2019, 2020 and 2021, were $1.28, $1.54 and $5.90, respectively. The aggregate intrinsic value of service-

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based options exercised during the years ended December 31, 2019, 2020 and 2021 was $0.1 million, $1.8 million and $10.1 million, respectively. The Company recorded $2.2 million, $1.7 million and $9.9 million of stock option expense relating to service-based stock options during the years ended December 31, 2019, 2020 and 2021, respectively. The Company has not recorded any tax benefit related to its service-based stock option expense.

Performance-Based Stock Options

The Company has granted 1,640,000 performance-based stock options to certain executives and key employees during 2021. The options granted vest in multiple tranches in which vesting of each tranche is contingent upon securing a defined RNG production volume following the date of grant, if the holder is in service to the Company upon the achievement of such performance hurdles. The performance-based stock options have contractual terms of 10 years, and the exercise price for the options granted is equal to the closing market price of the Company's common stock on the date of grant. The stock options are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Stock Option and Stock Option Agreement.

The following table summarizes the Company’s performance-based stock option activity for the year ended December 31, 2021:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2020	—
Granted	1,640,000	6.77
Exercised	—
Forfeited or expired	—
Options outstanding as of December 31, 2021	1,640,000	$6.77	9.94	$—
Options exercisable as of December 31, 2021	—	$—	—	$—

As of December 31, 2021, there was $6.6 million of total unrecognized compensation cost related to unvested shares subject to outstanding performance-based stock options. Compensation cost for the performance-based stock options is recognized when attainment of the performance hurdles is determined to be probable and over a period in which the Company estimates the performance hurdles will be achieved. No vesting occurred during the year ended December 31, 2021.

The fair value of each performance-based stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

Year Ended
December 31,
2021
Dividend yield	0.0%
Expected volatility	77.1%
Risk-free interest rate	1.36%
Expected life in years	6.2

The volatility amount used was estimated based on (i) the historical volatility of the Company’s common stock over a term equal to the estimated life of the options and on (ii) implied volatility of the Company’s traded options. The expected life used was based on historical exercise experience and the Company’s anticipated exercise period for its outstanding

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance-based stock options. The risk-free interest rate used was based on the U.S. Treasury yield curve with terms approximating the expected life of the stock options at the time of grant.

The weighted-average grant date fair value per share of performance-based stock options granted during the year ended December 31, 2021, was $4.58. There were no performance-based stock options exercised during the year ended December 31, 2021. The Company recognizes the grant date fair value of the options that are probable of being earned over the estimated performance period. Compensation cost on performance-based stock options was $1.0 million for the year ended December 31, 2021. The Company has not recorded any tax benefit related to its performance-based stock option expense.

Market-Based Stock Options

The Company has granted 3,700,000 market-based stock options to select executives and employees during 2021. Market-based stock options vest if (i) the closing price of the Company’s common stock equals or exceeds $14.00 for twenty consecutive trading days, representing 207% of the closing market price of the Company’s common stock on the option grant date (the “Stock Price Condition”) and (ii) the holder is employed by the Company at the time the Stock Price Condition is satisfied. The market-based stock options have contractual terms of 10 years, and the exercise price for the options granted is equal to the closing market price of the Company's common stock on the date of grant. The stock options are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Stock Option and Stock Option Agreement.

The following table summarizes the Company’s market-based stock option activity for the year ended December 31, 2021:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2020	—
Granted	3,700,000	6.77
Exercised	—
Forfeited or expired	—
Options outstanding as of December 31, 2021	3,700,000	$6.77	9.94	$—
Options exercisable as of December 31, 2021	—	$—	—	$—

As of December 31, 2021, there was $17.8 million of total unrecognized compensation cost related to unvested shares subject to outstanding market-based stock options. That cost is expected to be expensed over a remaining weighted average period of approximately 6.8 years. No vesting occurred during the year ended December 31, 2021.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each market-based stock option granted was estimated on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation method is subject to variability as certain assumptions must be made, including the derived service period, which is estimated based on likely future stock price performance and volatility of the Company’s common stock price. The fair value of each market-based stock option granted was estimated using the following assumptions:

Year Ended
December 31,
2021
Dividend yield	0.0%
Expected volatility	67.8%
Risk-free interest rate	1.5%
Expected life in years	10.0

The volatility amount used was based on the historical volatility of the Company’s common stock over a term equal to the estimated life of the options. The risk-free interest rate used was based on the U.S. Treasury yield curve with terms approximating the expected life of the stock options at the time of grant. The expected life used was based on the Company’s anticipated exercise period for its outstanding market-based stock options as the simulation was run from the valuation date through the end of the contractual life of the options using weekly time steps.

The weighted-average grant date fair value per share of market-based stock options granted during the year ended December 31, 2021, was $4.87. There were no market-based stock options exercised during the year ended December 31, 2021. The Company recorded $0.2 million of compensation cost relating to market-based stock options during the year ended December 31, 2021. The Company has not recorded any tax benefit related to its market-based stock option expense.

Service-Based Restricted Stock Units

The Company has granted service-based restricted stock units (“Service-Based RSUs”) to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The Service-Based RSUs are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Service-Based RSU activity for the year ended December 31, 2021:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
RSU outstanding and unvested as of December 31, 2020	978,716	$1.71
Granted	894,344	10.24
Vested	(722,193)	2.54
Forfeited or expired	(23,925)	6.86
RSU outstanding and unvested as of December 31, 2021	1,126,942	$8.08

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2021 was $2.56 and $10.24, respectively.

As of December 31, 2021, there was $6.2 million of total unrecognized compensation cost related to unvested shares subject to outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of approximately 1.8 years.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $1.5 million, $1.0 million and $3.9 million of expense during the years ended December 31, 2019, 2020 and 2021, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $0.0 million of expense during the years ended December 31, 2019 and 2020 and $0.1 million of expense during the year ended December 31, 2021 related to the ESPP. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2021, the Company had issued an aggregate of 669,915 shares pursuant to the ESPP.

Amazon Warrant

On April 16, 2021, the Company entered into a Project Addendum to Fuel Pricing Agreement (“Fuel Agreement”) with Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”), and a Transaction Agreement with Amazon (the “Transaction Agreement”), pursuant to which, among other things, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon (“Amazon Holdings”), a warrant to purchase up to an aggregate of 53,141,755 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $13.49 per share, which was a 21.3% premium to the $11.12 closing price of the common stock on April 15, 2021.

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

As a result of the issuance of additional shares of common stock under the ATM Programs and in accordance with the terms of the warrant, on June 14, 2021, the number of shares of the Company’s common stock that may be purchased pursuant to the warrant, at an exercise price of $13.49 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”). The Additional Warrant Shares vest in multiple tranches, the first of which for 1,406,490 Additional Warrant Shares vested on June 14, 2021. Subsequent tranches of the Additional Warrant Shares will vest over time based on fuel purchases by Amazon and its affiliates, consistent with the vesting schedule for the Warrant Shares as described above. The right to exercise the warrants and receive the Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires April 16, 2031.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the Amazon Warrant activity for the year ended December 31, 2021:

Warrant
Shares
Outstanding and unvested as of December 31, 2020	—
Granted	58,767,714
Vested	(14,689,935)
Outstanding and unvested as of December 31, 2021	44,077,779

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

During the year ended December 31, 2021, Amazon Warrant Charges in the consolidated statements of operations were $83.6 million. Amazon Warrant Charges during the year ended December 31, 2021 included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $7.0 million associated with fuel purchases. As of December 31, 2021, the Company had a customer incentive asset of $12.4 million and $22.1 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying consolidated balance sheets.

Note 14 —Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2019, 2020 and 2021 are as follows (in thousands):

	2019	2020	2021
U.S.	$14,981	$(11,216)	$(93,117)
Foreign	(864)	(4)	(919)
Total income (loss) before income taxes	$14,117	$(11,220)	$(94,036)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31, 2019, 2020 and 2021 consists of the following (in thousands):

	2019	2020	2021
Current:
State	$116	$80	$54
Foreign	4	109	(4)
Total current	120	189	50
Deferred:
Federal	293	48	18
State	445	72	51
Total deferred	738	120	69
Total expense	$858	$309	$119

Income tax expense (benefit) for the years ended December 31, 2019, 2020 and 2021 computed using the federal income tax rate of 21% as of December 31, 2019, 2020 and 2021 consists of the following (in thousands):

	2019	2020	2021
Computed expected tax (benefit)	$2,964	$(2,356)	$(19,747)
Nondeductible expenses	3,087	2,775	617
Tax rate differential on foreign earnings	245	(144)	189
Joint ventures	3,745	(5,059)	(2)
Amazon warrants	—	—	3,707
Tax credits	(10,314)	(4,037)	(5,299)
Other	665	1,559	1,463
Change in valuation allowance	466	7,571	19,191
Total tax expense	$858	$309	$119

On December 20, 2019, AFTC was retroactively extended beginning January 1, 2018 through December 31, 2020. As a result, all AFTC revenue for vehicle fuel the Company sold in the 2018 and 2019 calendar year was recognized during the year ended December 31, 2019. AFTC revenues for vehicle fuel the Company sold in the 2020 and 2021 calendar year were recognized during the year ended December 31, 2020 and 2021, respectively. AFTC for vehicle fuel sales expired on December 31, 2021, and it is not known whether or when AFTC will be reinstated for vehicle fuel sales made after December 31, 2021.

The Company recorded a federal tax benefit of $10.5 million, $4.2 million and $4.9 million related to the exclusion of AFTC associated with 2019, 2020 and 2021 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company’s deferred tax asset and the Company’s deferred tax asset valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2021 are as follows (in thousands):

	2020	2021
Deferred tax assets:
Accrued expenses	$4,940	$5,379
Lease obligations	6,938	11,388
Alternative minimum tax and general business credits	6,233	6,787
Stock option expense	6,648	7,214
Amazon warrants	—	16,026
Other	1,545	3,167
Depreciation and amortization	1,635	2,582
Loss carryforwards	119,708	128,514
Total deferred tax assets	147,647	181,057
Less valuation allowance	(134,974)	(162,018)
Net deferred tax assets	12,673	19,039
Deferred tax liabilities:
Right-of-use assets	(6,788)	(11,266)
Commodity swap contracts	(1,596)	(649)
Goodwill	(2,221)	(2,534)
Investments in joint ventures and partnerships	(2,926)	(5,517)
Total deferred tax liabilities	(13,531)	(19,966)
Net deferred tax liabilities	$(858)	$(927)

As of December 31, 2021, the Company had federal, state and foreign net operating loss carryforwards of approximately $500.1 million, $370.9 million and $2.7 million, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2022 and 2030, respectively. The Company also has federal tax credit carryforwards of $6.8 million that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company’s net operating loss and tax credit carryforwards may be limited in future periods.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2020 and 2021, the Company provided a valuation allowance of $135.0 million and $162.0 million, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The increase in the valuation allowance for the year ended December 31, 2021 of $27.0 million was primarily attributable to an increase in losses without benefit.

For the year ended December 31, 2021, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $50.6 million as of December 31, 2021 that, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2019, 2020 and 2021 (in thousands):

Unrecognized tax benefit—December 31, 2019	$41,475
Gross increases—tax positions in current year	2,954
Gross increases—tax positions in prior year	870
Unrecognized tax benefit—December 31, 2020	45,299
Gross increases—tax positions in current year	3,508
Gross increases—tax positions in prior year	2,142
Gross decreases—tax positions in prior year	(364)
Unrecognized tax benefit—December 31, 2021	$50,585

The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2020 is primarily attributable to the portion of AFTC offset by the fuel tax the Company collected from its customers. The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2021 is primarily attributable to the warrants issued to its customer and the portion of AFTC offset by the fuel tax the Company collected from its customers.

ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company recognized interest and penalties related to uncertain tax positions of $0.0 million for each of the years ended December 31, 2019, 2020 and 2021.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2018 through 2021 are subject to examination by various tax authorities. Although the Company is no longer subject to U.S. examination for years before 2018, and for state tax examinations for years before 2017, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE&CEC S.r.l. for taxes that are imposed on CEC for pre-contribution tax periods.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into one long-term CNG supply contract to purchase CNG, on a take-or-pay basis, that expires in June 2022. As of December 31, 2021, the fixed commitments under this contract totaled approximately $0.1 million for the year ending December 31, 2022.

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through June 2023. As of December 31, 2021, the fixed commitments under these contracts totaled approximately $1.2 million for each of the years ending December 31, 2022 and 2023.

Long-Term Natural Gas Supply Contract

In June 2017, the Company’s subsidiary, NG Advantage, entered into an arrangement with bp for the supply, sale and transportation of CNG over a five-year period starting in December 2018 and expiring February 2022 (see Note 4). The arrangement is customary and ordinary course. As of December 31, 2021, the commitments for the specified volume under this contract were estimated to be approximately $1.1 million for the year ending December 31, 2022.

bpJV Capital Call Contribution

In December 2021, the bpJV authorized a capital call in the amount of $143.2 million with bp and the Company each required to contribute $71.6 million. Proceeds from the bpJV Capital Call will be used to fund working capital needs and to fund RNG production facility projects undertaken by the bpJV. As of December 31, 2021, the Company has paid $20.0 million related to the bpJV Capital Call. The remaining contribution balance of $51.6 million will be paid on or prior to June 30, 2022.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessee Accounting

As of December 31, 2020 and 2021, the Company’s finance and operating lease asset and liability balances were as follows (in thousands):

	2020	2021
Finance leases:
Land, property and equipment, gross	$4,915	$5,617
Accumulated depreciation	(1,905)	(2,646)
Land, property and equipment, net	$3,010	$2,971

Current portion of finance lease obligations	$840	$846
Long-term portion of finance lease obligations	2,552	2,427
Total finance lease liabilities	$3,392	$3,273

Operating leases:
Operating lease right-of-use assets	$25,967	$42,537

Current portion of operating lease obligations	$2,822	$3,551
Long-term portion of operating lease obligations	23,698	39,431
Total operating lease liabilities	$26,520	$42,982

The components of lease expense for finance and operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2020	2021
Finance leases:
Depreciation on assets under finance leases	$733	$809
Interest on lease liabilities	185	181
Total finance leases expense	$918	$990

Operating leases:
Lease expense	$6,287	$7,313
Lease expense on short-term leases	847	205
Variable lease expense	2,593	3,321
Sublease income	(736)	(726)
Total operating leases expense	$8,991	$10,113

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information on finance and operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2021
Operating cash outflows from finance leases	$185	$181
Operating cash outflows from operating leases	$5,503	$5,804
Financing cash outflows from finance leases	$1,242	$789

Assets obtained in exchange for new finance lease liabilities (1)	$1,337	$879
ROU assets obtained in exchange for operating lease liabilities (1)	$96	$19,515

	December 31,	December 31,
	2020	2021
Weighted-average remaining lease term - finance leases	3.59 years	2.87 years
Weighted-average remaining lease term - operating leases	10.81 years	12.31 years

Weighted-average discount rate - finance leases	5.27%	5.22%
Weighted-average discount rate - operating leases	8.40%	7.55%
(1)	These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing, operating and/or financing activities.

The following schedule represents the Company’s maturities of finance and operating lease liabilities as of December 31, 2021 (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2022	$990	$6,148
2023	893	6,037
2024	1,305	6,087
2025	390	6,028
2026	—	5,840
Thereafter	—	38,033
Total minimum lease payments	3,578	68,173
Less amount representing interest	(305)	(25,191)
Present value of lease liabilities	$3,273	$42,982

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

During the years ended December 31, 2020 and 2021, the Company recognized $0.5 million and $0.4 million, respectively, in “Interest income” on its lease receivables.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule represents the Company’s maturities of lease receivables as of December 31, 2021 (in thousands):

Fiscal year:
2022	$1,182
2023	962
2024	962
2025	962
2026	1,034
Thereafter	2,339
Total minimum lease payments	7,441
Less amount representing interest	(1,908)
Present value of lease receivables	$5,533

Note 17 – 401(k) Plan

The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For each of the years ended December 31, 2019, 2020 and 2021 the Company contributed approximately $1.3 million, $1.5 million and $1.6 million, respectively, of matching contributions to the Savings Plan.

Note 18 – Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2019, 2020 and 2021 (in thousands, except share and per share amounts):

	2019	2020	2021
Net income (loss) attributable to Clean Energy Fuels Corp.	$20,421	$(9,864)	$(93,146)

Weighted-average common shares outstanding	204,573,287	200,657,912	213,118,694
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	1,414,222	—	—
Weighted-average common shares outstanding - diluted	205,987,509	200,657,912	213,118,694
Basic income (loss) per share	$0.10	$(0.05)	$(0.44)
Diluted income (loss) per share	$0.10	$(0.05)	$(0.44)

The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

(in shares)	2019	2020	2021
Stock options	7,652,463	8,142,831	17,153,671
Convertibles notes	3,164,557	1,112,783	—
Restricted stock units	—	978,716	1,126,942
Amazon warrant shares	—	—	58,767,714
Total	10,817,020	10,234,330	77,048,327

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 —Related Party Transactions

TotalEnergies S.E.

During the years ended December 31, 2020 and 2021, the Company recognized revenue of $7.8 million and $4.9 million, respectively, related to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, AFTC credits, and settlements on commodity swap contracts (Note 7). As of December 31, 2020 and 2021, the Company had receivables from TotalEnergies of $0.9 million and $1.4 million, respectively.

During the years ended December 31, 2020 and 2021, the Company paid TotalEnergies $0.7 million and $2.0 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 7), and the guaranty fee under the CSA (Note 12). As of December 31, 2020 and 2021, the amount due to TotalEnergies was $0.0 million and $0.1 million, respectively.

SAFE&CEC S.r.l

During the years ended December 31, 2020 and 2021, the Company received $1.2 million and $0.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2020, the Company had receivables from SAFE&CEC S.r.l. of $0.2 million. Receivables balance as of December 31, 2021 was immaterial.

During the years ended December 31, 2020 and 2021, the Company paid SAFE&CEC S.r.l. $4.8 million and $9.6 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2020 and 2021, the Company had payables to SAFE&CEC S.r.l. of $0.9 million and $0.2 million, respectively.

TotalEnergies JV and bpJV

Pursuant to LLC agreements under the TotalEnergies JV and the bpJV, the Company manages the day-to-day operations of RNG projects under the joint ventures in exchange for management fees. During the year ended December 31, 2021, the Company recognized management fee revenue of $0.4 million. As of December 31, 2021, the Company had receivables from the joint ventures of $0.4 million.

Note 20 —Reportable Segments and Geographic Information

Disclosures are required for certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based on the “management approach,” which assesses, how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company operates in a single segment to supply natural gas. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by volumes delivered information. The assessment of operating results and the allocation of resources among the components of the business are made by the CODM and are based on gross margins and volumes delivered by market sector and volume type. Contracts are evaluated based on the economics of a mix of products and services for a customer.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

geographic area is categorized based on where services are rendered and finished goods are sold. Operating income (loss) by geographic area is categorized based on the location of the entity selling the finished goods or providing the services. Long-lived assets by geographic are categorized based on the location of the assets.

	2019	2020	2021
Revenue:
United States	$338,549	$281,546	$252,310
Canada	5,516	10,178	3,336
Total revenue	$344,065	$291,724	$255,646
Operating income (loss):
United States	$10,805	$(9,853)	$(94,157)
Canada	(877)	9	(891)
Total operating income (loss)	$9,928	$(9,844)	$(95,048)
Long-lived assets:
United States	$415,548	$383,463	$440,770
Canada	226	202	630
Total long-lived assets	$415,774	$383,665	$441,400

The Company’s goodwill and intangible assets as of December 31, 2019, 2020 and 2021 relate to its United States operations, and its subsidiaries, Clean Energy Cryogenics and NG Advantage (see Note 4).

Note 21 —Concentrations

During the years ended December 31, 2019, 2020 and 2021, one, three, and zero suppliers, respectively, each accounted for 10% or more of the Company’s natural gas expense relating to CNG and LNG purchases.

During the years ended December 31, 2019, 2020 and 2021, no single customer accounted for 10% or more of the Company’s total revenue.

Note 22 —Subsequent Events

NG Advantage Debt Refinancing

In January 2022, NG Advantage entered into a second amendment to the Berkshire ALA pursuant to which Berkshire Bank agreed to lend NG Advantage $14.0 million (the “Berkshire Term Loan 2”). The Berkshire Term Loan 2 bears interest at 5.00% with principal and interest payable in 59 equal monthly installments and a balloon payment due on January 31, 2027. The debt is collateralized by various trailers and station assets of NG Advantage. In connection with the Berkshire Term Loan 2, NG Advantage extinguished $11.1 million of existing debt obligations consisting of $10.4 million in cash payoffs and an application of $0.8 million in deposits held with the former lenders.

In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million, classified in “Restricted cash” on the accompanying consolidated balance sheet, to the Company related to the Company’s limited guaranty under the Berkshire ALA. Concurrently, the Company issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is valid until specified release conditions are satisfied and is collateralized by the Company’s revolving line of credit, reducing the total amount available under the line of credit to $11.0 million.

Stock Repurchase Activities

Subsequent to December 31, 2021, through the date of filing of this Report (the "filing date"), the Company repurchased 511,010 shares of its common stock under the Repurchase Program for a total cost of $3.0 million (exclusive

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of fees and commissions) at an average price of $5.85 per share. As of the filing date, the Company had utilized a total of $20.4 million to repurchase shares of its common stock in the open market and had a total of $29.6 million of authorized funds remaining under the Repurchase Program.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. “Financial Statements and Supplementary Data” of this report.

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

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The remaining information required by Item 10 is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11.   Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 14.   Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

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

Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowance for	Allowance for
	Credit Losses	Credit Losses
	on Accounts	on Notes
	Receivables	Receivables
Balance as of December 31, 2018	$1,919	$4,163
Charges (benefit) to operations	908	931
Deductions	(415)	(1,763)
Balance as of December 31, 2019	2,412	3,331
Charges (benefit) to operations	796	1,250
Deductions	(1,873)	(476)
Balance as of December 31, 2020	1,335	4,105
Charges (benefit) to operations	77	650
Deductions	(207)	—
Balance as of December 31, 2021	$1,205	$4,755

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

		Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation, dated June 14, 2021.	Filed as Exhibit 3.1 to the Current Report on Form 8-K	June 15, 2021

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.2	Form of Replacement Note issued by the Registrant.	Filed as Exhibit 4.9 to the Current Report on Form 8-K.	June 18, 2013

4.3*	Description of Clean Energy Fuels Corp. Capital Stock.

4.4†	Warrant to Purchase Common Stock of Clean Energy Fuels Corp., between Clean Energy Fuels Corp. and Amazon.com NV Investment Holdings LLC, dated as of April 16, 2021.	Filed as Exhibit 4.4 to the Current Report on Form 8-K.	April 16, 2021

10.1+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.2+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.3*††	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.

10.4*	First Amendment to Ground Lease dated October 28, 2008 among Clean Energy LNG, LLC, Clean Energy Construction and U.S. Borax, Inc.

10.5+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Filing on Form 10-K for the fiscal year ended 2011.	March 12, 2012

10.6+	Clean Energy Fuels Corp. Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	March 28, 2013

10.7+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	May 11, 2015

10.8+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8-K.	December 31, 2015

10.9+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8-K.	December 31, 2015

10.10+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Mitchell W. Pratt.	Filed as Exhibit 10.108 to the Current Report on Form 8-K.	December 31, 2015

10.11+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8-K.	December 31, 2015

10.12+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

10.13+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.14+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.15+	Form of Option Surrender Agreement.	Filed as Exhibit 10.120 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	May 4, 2017

10.16	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.17	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.18	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.19	Form of Registration Rights Agreement dated June 13, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.20	Term Credit Agreement, dated as of January 2, 2019, between the Registrant and Société Générale.	Filed as Exhibit 10.129 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.21	Credit Support Agreement, dated as of January 2, 2019, by and between the Registrant and Total Holdings USA, Inc.	Filed as Exhibit 10.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.22	Amended and Restated 2016 Performance Incentive Plan.	Filed as Exhibit 10.1 to the Current Report on Form 8-K.	May 18, 2020

10.23††	Memorandum of Understanding, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.24††	USD $50,000,000 Loan Agreement, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.25††	Joint Venture Agreement, dated March 3, 2021, between Clean Energy Renewable Fuels, LLC and Total Biogas Holdings USA, LLC.	Filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.26††	Limited Liability Company Agreement of CE Renewco, LLC between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 15, 2021

10.27††	Transaction Agreement, between Clean Energy Fuels Corp. and Amazon.com, Inc., dated as of April 16, 2021.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 16, 2021

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

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

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders’ Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.
††	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

By:	/s/ ANDREW J. LITTLEFAIR
Andrew J. Littlefair
President and Chief Executive Officer

Date:  February 24, 2022

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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	February 24, 2022
Stephen A. Scully

/s/ LIZABETH ARDISANA	Director	February 24, 2022
Lizabeth Ardisana

/s/ JAMES C. MILLER III	Director	February 24, 2022
James C. Miller III

/s/ LORRAINE A. PASKETT	Director	February 24, 2022
Lorraine A. Paskett

/s/ KARINE BOISSY-ROUSSEAU	Director	February 24, 2022
Karine Boissy-Rousseau

/s/ KENNETH M. SOCHA	Director	February 24, 2022
Kenneth M. Socha

/s/ VINCENT C. TAORMINA	Director	February 24, 2022
Vincent C. Taormina

/s/ PARKER WEIL	Director	February 24, 2022
Parker Weil

/s/ LAURENT WOLFFSHEIM	Director	February 24, 2022
Laurent Wolffsheim