Form 10-Q
period 2022-03-31
Clean Energy Fuels Corp.
filed 2022-05-05
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, there were 222,777,631 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$99,448	$107,970
Short-term investments	129,722	120,565
Accounts receivable, net of allowance of $1,205 and $1,189 as of December 31, 2021 and March 31, 2022, respectively	87,433	83,024
Other receivables	24,447	11,447
Inventory	31,302	32,322
Prepaid expenses and other current assets	37,584	57,247
Total current assets	409,936	412,575
Operating lease right-of-use assets	42,537	42,604
Land, property and equipment, net	261,761	256,509
Restricted cash	7,008	—
Notes receivable and other long-term assets, net	56,189	42,941
Investments in other entities	109,811	108,274
Goodwill	64,328	64,328
Intangible assets, net	5,500	5,500
Total assets	$957,070	$932,731
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$12,845	$10,033
Current portion of finance lease obligations	846	859
Current portion of operating lease obligations	3,551	3,606
Accounts payable	24,352	25,603
Accrued liabilities	75,159	62,352
Deferred revenue	7,251	8,052
Derivative liabilities, related party	1,900	4,379
Total current liabilities	125,904	114,884
Long-term portion of debt	23,215	25,615
Long-term portion of finance lease obligations	2,427	2,278
Long-term portion of operating lease obligations	39,431	39,299
Long-term portion of derivative liabilities, related party	2,483	4,187
Other long-term liabilities	8,199	8,138
Total liabilities	201,659	194,401
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 222,684,923 shares and 222,759,688 shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively	22	22
Additional paid-in capital	1,519,918	1,527,164
Accumulated deficit	(771,242)	(795,433)
Accumulated other comprehensive loss	(1,622)	(1,373)
Total Clean Energy Fuels Corp. stockholders’ equity	747,076	730,380
Noncontrolling interest in subsidiary	8,335	7,950
Total stockholders’ equity	755,411	738,330
Total liabilities and stockholders’ equity	$957,070	$932,731

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2021	2022
Revenue:
Product revenue	$67,692	$72,507
Service revenue	9,451	10,990
Total revenue	77,143	83,497
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	44,808	57,615
Service cost of sales	5,593	6,622
Selling, general and administrative	21,441	27,927
Depreciation and amortization	11,735	11,390
Total operating expenses	83,577	103,554
Operating loss	(6,434)	(20,057)
Interest expense	(1,436)	(3,077)
Interest income	254	264
Other income, net	678	20
Loss from equity method investments	(426)	(1,677)
Loss before income taxes	(7,364)	(24,527)
Income tax expense	(83)	(49)
Net loss	(7,447)	(24,576)
Loss attributable to noncontrolling interest	278	385
Net loss attributable to Clean Energy Fuels Corp.	$(7,169)	$(24,191)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)
Weighted-average common shares outstanding:
Basic	198,995,453	222,559,648
Diluted	198,995,453	222,559,648

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2021	2022	2021	2022	2021	2022
Net loss	$(7,169)	$(24,191)	$(278)	$(385)	$(7,447)	$(24,576)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2021 and 2022	(880)	272	—	—	(880)	272
Unrealized losses on available-for-sale securities, net of $0 tax in 2021 and 2022	—	(23)	—	—	—	(23)
Total other comprehensive income (loss)	(880)	249	—	—	(880)	249
Comprehensive loss	$(8,049)	$(23,942)	$(278)	$(385)	$(8,327)	$(24,327)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock	1,323,814	—	3,216	—	—	—	3,216
Stock-based compensation	—	—	3,367	—	—	—	3,367
Net loss	—	—	—	(7,169)	—	(278)	(7,447)
Other comprehensive loss	—	—	—	—	(880)	—	(880)
Balance, March 31, 2021	199,815,018	$20	$1,198,374	$(685,265)	$(1,089)	$9,066	$521,106

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411
Issuance of common stock	585,775	—	273	—	—	—	273
Repurchase of common stock	(511,010)	—	(3,001)	—	—	—	(3,001)
Stock-based compensation	—	—	8,253	—	—	—	8,253
Stock-based sales incentive charges	—	—	1,721	—	—	—	1,721
Net loss	—	—	—	(24,191)	—	(385)	(24,576)
Other comprehensive income	—	—	—	—	249	—	249
Balance, March 31, 2022	222,759,688	$22	$1,527,164	$(795,433)	$(1,373)	$7,950	$738,330

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(7,447)	$(24,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,735	11,390
Provision for credit losses and inventory	380	375
Stock-based compensation expense	3,367	8,253
Stock-based sales incentive charges	—	3,756
Change in fair value of derivative instruments	2,045	1,036
Amortization of discount and debt issuance cost	13	(47)
Loss (gain) on disposal of property and equipment	46	(32)
Loss on extinguishment of debt	—	2,268
Loss from equity method investments	426	1,677
Non-cash lease expense	740	827
Deferred income taxes	33	21
Changes in operating assets and liabilities:
Accounts and other receivables	(1,786)	12,875
Inventory	(176)	(1,809)
Prepaid expenses and other assets	(7,666)	(3,188)
Operating lease liabilities	(1,048)	(971)
Accounts payable	446	113
Deferred revenue	1,857	801
Accrued liabilities and other	292	(7,930)
Net cash provided by operating activities	3,257	4,839
Cash flows from investing activities:
Purchases of short-term investments	(58,299)	(99,803)
Maturities and sales of short-term investments	58,301	109,000
Purchases of and deposits on property and equipment	(3,328)	(7,366)
Disbursements for loans receivable	(3,828)	—
Payments on and proceeds from sales of loans receivable	128	103
Cash received from sale of certain assets of subsidiary, net	887	3,885
Payment and deposits on equipment and manure rights for RNG production projects	—	(4,500)
Proceeds from disposal of property and equipment	7	43
Net cash provided by (used in) investing activities	(6,132)	1,362
Cash flows from financing activities:
Issuance of common stock	3,216	273
Repurchase of common stock	—	(3,001)
Fees paid for debt issuance costs	—	(50)
Proceeds for Adopt-a-Port program	2,520	240
Repayment of proceeds for Adopt-a-Port program	—	(235)
Proceeds from debt instruments	1,900	14,000
Repayments of debt instruments and finance lease obligations	(1,108)	(13,848)
Payments of debt extinguishment costs	—	(2,186)
Net cash (used in) provided by financing activities	6,528	(4,807)
Effect of exchange rates on cash, cash equivalents and restricted cash	69	120
Net increase (decrease) in cash, cash equivalents and restricted cash	3,722	1,514
Cash, cash equivalents and restricted cash, beginning of period	119,977	106,456
Cash, cash equivalents and restricted cash, end of period	$123,699	$107,970
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid, net of $0 and $0 capitalized, respectively	$1,052	$470

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2022, results of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2021 and 2022, and cash flows for the three months ended March 31, 2021 and 2022. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2021 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Recently Adopted Accounting Pronouncements

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-05, Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments. This ASU requires a lessor to classify leases with variable lease payments that do not depend on an index or rate as operating leases on the commencement date if classification as a sales-type or direct financing lease would result in a day-one loss. The amendment in this update is effective for fiscal years, including interim periods within those years, beginning after December 15, 2021. The Company adopted this accounting update in the first quarter of 2022 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The disclosure requirements are for annual periods only. The Company is currently evaluating the impact of adopting this new ASU.

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

	Three Months Ended
	March 31,
	2021	2022
Volume-related (1) (2)	$68,126	$79,939
Station construction sales	4,535	3,327
AFTC (3)	4,482	231
Total revenue	$77,143	$83,497
(1)	Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three months ended March 31, 2021 and 2022, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $2.0 million and $1.0 million, respectively.
(2)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the three months ended March 31, 2021 and 2022 of $0.0 million and $3.8 million, respectively. See Note 14 for more information.
(3)	Represents the federal alternative fuel excise tax credit that we refer to as “AFTC,” which was available for vehicle fuel sales made beginning January 1, 2021 through December 31, 2021. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $22.7 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2021 and March 31, 2022, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2021	2022
Accounts receivable, net	$87,433	$83,024

Contract assets - current	$966	$1,184
Contract assets - non-current	3,532	3,393
Contract assets - total	$4,498	$4,577

Contract liabilities - current	$5,523	$7,375
Contract liabilities - non-current	—	—
Contract liabilities - total	$5,523	$7,375

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

Revenue recognized during the three months ended March 31, 2021 related to the Company’s contract liability balances as of December 31, 2020 was $1.5 million. The increase in the contract liability balances for the three months ended March 31, 2022 is primarily driven by billings in excess of revenue recognized, offset by $0.5 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2021.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered an agreement (“TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) that created a 50/50 joint venture (“TotalEnergies JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Each ADG RNG production facility project under the TotalEnergies JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates that the TotalEnergies JV will invest up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million for the TotalEnergies JV (the “TotalEnergies JV Equity Obligations”). On October 12, 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV. On November 1, 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. The Company accounts for its interest in the LLCs using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLCs’ operations. The Company recorded a loss of $0.0 million from the TotalEnergies JV for the three months ended March 31, 2022. The Company had an investment balance in the TotalEnergies JV of $4.7 million as of December 31, 2021 and March 31, 2022.

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

In December 2021, the bpJV issued a capital call (the “bpJV Capital Call”) for $143.2 million in additional funding, requiring bp and the Company each to contribute $71.6 million. As of March 31, 2022, bp and the Company had contributed $71.6 million and $20.0 million, respectively, to the bpJV in connection with the bpJV Capital Call. The remaining contribution balance of $51.6 million due from the Company will be paid on or prior to June 30, 2022. On March 30, 2022, the bpJV issued a second capital call (the “bpJV Capital Call 2”) for $76.2 million in additional funding, requiring bp and the Company each to contribute $38.1 million on or prior to September 30, 2022. As of March 31, 2022, no capital contribution under the bpJV Capital Call 2 has been paid by the Company or bp. As of March 31, 2022, the Company and bp each own 50% of the bpJV.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $1.2 million from this investment for the three months ended March 31, 2022. The Company had an investment balance in the bpJV of $69.8 million and $68.6 million as of December 31, 2021 and March 31, 2022, respectively.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.4 million and $0.2 million from this investment for the three months ended March 31, 2021 and 2022, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $23.9 million and $23.8 million as of December 31, 2021 and March 31, 2022, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines. As of March 31, 2022, the Company’s controlling interest in NG Advantage was 93.3%.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2022, respectively. The value of the noncontrolling interest was $8.3 million and $7.9 million as of December 31, 2021 and March 31, 2022, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of March 31, 2022, the Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis during the three months ended March 31, 2022.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
Current assets:
Cash and cash equivalents	$99,448	$107,970
Total cash and cash equivalents	$99,448	$107,970

Long-term assets:
Restricted cash - held as collateral	$7,008	$—
Total restricted cash	$7,008	$—

Total cash, cash equivalents and restricted cash	$106,456	$107,970

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $98.0 million and $106.5 million as of December 31, 2021 and March 31, 2022, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. In January 2022, in connection with the second amendment to the Berkshire ALA (as defined in Note 12), the lender to NG Advantage released $7.0 million classified in “Restricted cash” on the accompanying condensed consolidated balance sheet as of December 31, 2021 to the Company, which amount related to the limited guaranty provided by the Company under the Berkshire ALA. See Note 12 for more information.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2022, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$6,001	$(1)	$6,000
Zero coupon bonds	123,210	(18)	123,192
Certificates of deposit	530	—	530
Total short-term investments	$129,741	$(19)	$129,722

Short-term investments as of March 31, 2022 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Zero coupon bonds	$120,077	$(42)	$120,035
Certificates of deposit	530	—	530
Total short-term investments	$120,607	$(42)	$120,565

Note 6 - Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies and THUSA (as defined in Note 12), for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in "Product revenue" in the accompanying condensed consolidated statements of operations.

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

Derivatives and embedded derivatives as of December 31, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,038	—	2,038
Notes receivable and other long-term assets, net	4,738	—	4,738
Total derivative assets	$6,776	$—	$6,776
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,900	$—	$1,900
Long-term portion of derivative liabilities, related party	2,483	—	2,483
Total derivative liabilities	$4,383	$—	$4,383

Derivatives and embedded derivatives as of March 31, 2022 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$3,433	$—	$3,433
Notes receivable and other long-term assets, net	6,490	—	6,490
Total derivative assets	$9,923	$—	$9,923
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$4,379	$—	$4,379
Long-term portion of derivative liabilities, related party	4,187		4,187
Total derivative liabilities	$8,566	$—	$8,566

As of December 31, 2021 and March 31, 2022, the Company had a total volume on open commodity swap contracts of 11.9 million and 10.6 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2021 and March 31, 2022, by year with associated volumes:

	December 31, 2021		March 31, 2022
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2022	5,000,000	$3.18	3,750,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2021 and March 31, 2022:

	December 31, 2021		March 31, 2022
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.03 - $2.15	$2.11	$ 2.37 - $ 2.57	$$2.46
Historical Differential to PADD 3 Diesel	$0.87 - $1.58	$1.03	$ 0.87 - $ 1.58	$$1.04
Historical Differential to PADD 5 Diesel	$1.82 - $2.69	$2.13	$ 1.91 - $ 2.78	$$2.17

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2021 and March 31, 2022:

	December 31, 2021		March 31, 2022
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.03 - $2.15	$2.11	$ 2.37 - $ 2.57	$$2.46
Historical Differential to PADD 3 Diesel	$0.87 - $1.58	$1.03	$ 0.87 - $ 1.58	$$1.04
Historical Differential to PADD 5 Diesel	$1.82 - $2.69	$2.13	$ 1.91 - $ 2.78	$$2.17

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2021 or March 31, 2022.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$6,000	$—	$6,000	$—
Zero coupon bonds	123,192	—	123,192	—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,776	—	—	6,776
Liabilities:
Commodity swap contracts (2)	$4,383	$—	$—	$4,383

	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Zero coupon bonds	$120,035	$—	$120,035	$—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	9,923	—	—	9,923
Liabilities:
Commodity swap contracts (2)	$8,566	$—	$—	$8,566

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in "Derivative liabilities, related party" and "Long-term portion of derivative liabilities, related party" as of December 31, 2021 and March 31, 2022 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets" and “Notes receivable and other long-term assets, net," as of December 31, 2021 and March 31, 2022 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded
	Swap Contracts	Derivatives	Swap Contracts	Derivatives
Balance as of December 31, 2020	$5,648	$791	$—	$(556)
Settlements, net	(225)	—	38	—
Total gain (loss)	(4,076)	1,730	(38)	526
Balance as of March 31, 2021	$1,347	$2,521	$—	$(30)

Balance as of December 31, 2021	$—	$6,776	$(4,383)	$—
Settlements, net	—	—	1,280	—
Total gain (loss)	—	3,147	(5,463)	—
Balance as of March 31, 2022	$—	$9,923	$(8,566)	$—

Change in unrealized gain (loss) for the three months ended March 31, 2021 included in earnings	$(4,301)	$1,730	$—	$526
Change in unrealized gain (loss) for the three months ended March 31, 2022 included in earnings	$—	$3,147	$(4,183)	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2021 and March 31, 2022. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
Loans to customers to finance vehicle purchases	$419	$480
Accrued customer billings	4,417	1,624
Fuel tax credits	12,684	6,717
Other	6,927	2,626
Total other receivables	$24,447	$11,447

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

Inventory as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
Raw materials and spare parts	$31,302	$32,322
Total inventory	$31,302	$32,322

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	354,699	356,755
Trailers	72,783	72,884
Other equipment	93,135	94,204
Construction in progress	74,963	75,190
	693,689	697,142
Less accumulated depreciation	(431,928)	(440,633)
Total land, property and equipment, net	$261,761	$256,509

Included in "Land, property and equipment, net" are capitalized software costs of $33.8 million and $34.4 million as of December 31, 2021 and March 31, 2022, respectively. Accumulated amortization of the capitalized software costs are $30.4 million and $30.7 million as of December 31, 2021 and March 31, 2022, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2022, respectively.

As of December 31, 2021 and March 31, 2022, $2.1 million and $3.3 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying condensed consolidated balance sheet, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
Accrued alternative fuels incentives (1)	$28,106	$24,534
Accrued employee benefits	4,547	3,465
Accrued gas and equipment purchases	17,158	13,395
Accrued interest	893	1,215
Accrued property and other taxes	3,369	3,685
Accrued salaries and wages	8,172	3,288
Other (2)	12,914	12,770
Total accrued liabilities	$75,159	$62,352
(1)	Includes the amount of RINs, LCFS Credits and the amount of AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	December 31, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$25,832	$72	$25,760
SG Facility	9,500	—	9,500
Other debt	800	—	800
Total debt	36,132	72	36,060
Less amounts due within one year	(12,868)	(23)	(12,845)
Total long-term debt	$23,264	$49	$23,215

	March 31, 2022
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$28,068	128	27,940
SG Facility	7,000	—	7,000
Other debt	708	—	708
Total debt	35,776	128	35,648
Less amounts due within one year	(10,070)	(37)	(10,033)
Total long-term debt	$25,706	$91	$25,615

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

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of March 31, 2022, the Company had $7.0 million outstanding on the SG Facility, and no events of defaults had occurred.

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

On December 10, 2020, NG Advantage entered an Amended and Restated Loan and Security Agreement with Berkshire Bank (the “Berkshire ALA”) to substitute and replace the two existing loans with Berkshire Bank dated May 12, 2016 and January 24, 2017 (collectively, the “Original Debt”). The Berkshire ALA provides NG Advantage a 5-year term loan of $14.5 million with payments of principal and interest due monthly beginning February 1, 2021 at an annual interest rate of 5%, maturing on January 1, 2026. NG Advantage used the funds provided by the Berkshire ALA to repay in full the outstanding principal balance plus accrued and unpaid interest of the Original Debt, and to repay the outstanding balances of certain other financing obligations to unrelated lenders. NG Advantage has pledged as collateral certain assets and equipment including trailers under the Berkshire ALA, and the Company provided a limited guaranty of up to $7.0 million classified in “Restricted cash” on the accompanying condensed consolidated balance sheets as of December 31, 2021.

On January 31, 2022, NG Advantage entered into a second amendment to the Berkshire ALA pursuant to which Berkshire Bank agreed to extend new term loans in an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bears interest at an annual interest rate of 5% and has a maturity date of January 31, 2027. Payments for interest and principal are due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 are collateralized by various trailers and station assets of NG Advantage, and prepayment of the outstanding principal is permitted and subject to prepayment premiums. NG Advantage used the proceeds from the Berkshire Term

Loan 2 to repay in full the outstanding balances of certain other financing obligations to unrelated lenders. As a result of the full repayment of NG Advantage’s financing obligations to unrelated lenders, for the three months ended March 31, 2022, the Company recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying condensed consolidated statements of operations.

In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million, classified in “Restricted cash” on the accompanying condensed consolidated balance sheets as of December 31, 2021, to the Company related to the Company’s limited guaranty under the Berkshire ALA. Concurrently, the Company issued an irrevocable standby letter of credit to Berkshire Bank of $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is valid until specified release conditions are satisfied and is collateralized by the Plains LSA (as defined below). Financial and non-financial covenants of the Berkshire Term Loan 2 are consistent with those under the Berkshire ALA. As of March 31, 2022, the Company was in compliance with the covenants under the Berkshire ALA.

The amended Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit which bears interest at the greater of the Prime Rate or 3.00%, plus 0.25% and has a maturity date of July 31, 2023. As of March 31, 2022, NG Advantage had no amounts outstanding on the revolving line of credit.

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

On March 1, 2018, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “First National MLA”) with First National Capital, LLC (“First National”). Pursuant to the First National MLA, NG Advantage received $6.3 million in cash, net of fees and the first month’s lease payment for CNG trailers and simultaneously leased them back from First National for six years commencing March 1, 2018 with interest and principal payable in 72 equal monthly installments at an annual rate of 9.28%. In January 2022, NG Advantage used funds from the Berkshire Term Loan 2 to repay in full the outstanding balances of the financing obligations under the First National MLA. As of March 31, 2022, no amounts were outstanding under the First National MLA.

On December 20, 2018 (the “Closing Date”), NG Advantage entered into a purchase agreement to sell a compression station for a purchase price of $7.0 million to an entity whose member owners were noncontrolling interest member owners of NG Advantage. On the Closing Date and immediately following the consummation of the sale of the compression station, NG Advantage entered into a lease agreement with the buyer of the station pursuant to which the station was leased back to NG Advantage for a term of five years with monthly rent payments equal to $0.1 million at an annual rate of 12.0%. In January 2022, NG Advantage used funds from the Berkshire Term Loan 2 to repay in full the outstanding balances of the financing obligations related to the lease agreement for the compression station. As of March 31, 2022, no amounts were outstanding.

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which provides the Company a $20.0 million revolving line of credit through May 1, 2022. In May 2022, the Plains LSA was renewed and extended through May 1, 2023. The interest rate on amounts outstanding under the Plains

LSA is the greater of the Prime Rate or 3.25%. As of March 31, 2022, no amounts were outstanding under the Plains LSA, and the Company was in compliance with the covenants under the Plains LSA.

On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Plains LSA, reducing the amount available under the line of credit from $20.0 million to $18.0 million. On January 31, 2022, the Company issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is collateralized by the Plains LSA, reducing the amount available under the line of credit to $11.0 million. As of March 31, 2022, no amounts have been drawn under the standby letters of credit.

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75% with a weighted-average interest rate of 4.34% and 4.33% as of December 31, 2021 and March 31, 2022, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2022 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2022
Net loss attributable to Clean Energy Fuels Corp.	$(7,169)	$(24,191)

Weighted-average common shares outstanding	198,995,453	222,559,648
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—
Weighted-average common shares outstanding - diluted	198,995,453	222,559,648
Basic and diluted loss per share	$(0.04)	$(0.11)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2021	2022
Stock options	9,673,902	16,701,139
Restricted stock units	1,243,946	681,511
Amazon warrant shares	—	58,767,714
Total	10,917,848	76,150,364

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2021 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2021	2022
Stock-based compensation expense, net of $0 tax in 2021 and 2022	$3,367	$8,253

As of March 31, 2022, there was $47.9 million of total unrecognized compensation costs related to unvested shares subject to outstanding stock options and restricted stock units, which is expected to be expensed over a weighted-average period of approximately 2.0 years.

Amazon Warrant

On April 16, 2021, the Company entered into a Project Addendum to Fuel Pricing Agreement (the “Fuel Agreement”) with Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”), and a Transaction Agreement with Amazon (the “Transaction Agreement”), pursuant to which, among other things, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon (“Amazon Holdings”), a warrant to purchase up to an aggregate of 53,141,755 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $13.49 per share. As a result of the issuance of additional shares of common stock under the Company’s at-the-market offering programs in 2021 and in accordance with the terms of the warrant, on June 14, 2021, the number of shares of the Company’s common stock that may be purchased pursuant to the warrant, at an exercise price of $13.49 per share, increased by an aggregate of 5,625,959 shares (the “Additional Warrant Shares”).

The Warrant Shares and the Additional Warrant Shares shall vest in multiple tranches, certain of which vested immediately upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500.0 million, excluding any payments attributable to “Pass Through Costs,” which consist of all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price of gallons or gas sold. The right to exercise the warrants and to receive the Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires on April 16, 2031.

Non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) associated with the Amazon Warrant are recognized as the customer purchases fuel and vesting conditions become probable of being achieved, based on the grant date fair value of the Amazon Warrant.

The following table summarizes the Amazon Warrant activity for the three months ended March 31, 2022:

Warrant
Shares
Outstanding and unvested as of December 31, 2021	44,077,779
Granted	—
Vested	(587,704)
Outstanding and unvested as of March 31, 2022	43,490,075

587,704 shares of the Amazon Warrant vested on March 26, 2022 based on fuel purchases made by Amazon and its affiliates. During the three months ended March 31, 2022, Amazon Warrant Charges recognized in the condensed consolidated statements of operations were $3.8 million, which related to customer fuel purchases. As of March 31, 2022, the Company had a customer incentive asset of $23.1 million and $9.4 million, classified in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net,” respectively, in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of March 31, 2022, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. For the three months ended March 31, 2022, the Company repurchased 511,010 shares of its common stock under the Repurchase Program for a total cost of $3.0 million (exclusive of fees and commissions). As of March 31, 2022, the Company had utilized a total of $20.4 million under the Repurchase Program from its inception to repurchase 8,708,096 shares of common stock and had a total of $29.6 million of authorized funds remaining under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under Rule 10b5-1 plans.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended March 31, 2021 and 2022. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three months ended March 31, 2021 and 2022 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the three months ended March 31, 2022 by $0.3 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant. The net interest incurred was immaterial for the three months ended March 31, 2021 and 2022.

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

bpJV Capital Call Contribution

In December 2021, the bpJV issued the bpJV Capital Call in the amount of $143.2 million with bp and the Company each required to contribute $71.6 million. Proceeds from the bpJV Capital Call will be used to fund working capital needs and to fund RNG production facility projects undertaken by the bpJV. As of March 31, 2022, the Company has paid $20.0 million related to the bpJV Capital Call. The remaining contribution balance of $51.6 million will be paid on or prior to June 30, 2022. On March 30, 2022, the bpJV issued the bpJV Capital Call 2 for $76.2 million to support bpJV’s RNG project development and working capital needs. The bpJV Capital Call 2 requires that bp and the Company each contribute $38.1 million on or prior to September 30, 2022. As of March 31, 2022, no capital contribution under the bpJV Capital Call 2 has been paid by the Company or bp.

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

During each of the three months ended March 31, 2021 and 2022, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2022 (in thousands):

Fiscal year:
Remainder of 2022	$831
2023	962
2024	962
2025	962
2026	1,034
Thereafter	2,324
Total minimum lease payments	7,075
Less amount representing interest	(1,788)
Present value of lease receivables	$5,287

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive the AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2021. The AFTC was equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. AFTC is currently unavailable for vehicle fuel sales made after December 31, 2021.

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

Note 20—Related Party Transactions

TotalEnergies S.E.

During the three months ended March 31, 2021 and 2022, the Company recognized revenue of $0.7 million and $1.4 million, respectively, related to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business and from settlements on commodity swap contracts (Note 6). As of December 31, 2021 and March 31, 2022, the Company had receivables from TotalEnergies of $1.4 million and $1.6 million, respectively.

During the three months ended March 31, 2021 and 2022, the Company paid TotalEnergies $0.5 million and $0.9 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). As of December 31, 2021, the amount due to TotalEnergies was $0.1 million. As of March 31, 2022, total payables due to TotalEnergies were immaterial.

SAFE&CEC S.r.l.

During the three months ended March 31, 2021 and 2022, the Company received $0.1 million and $0.0 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. The receivables balance as of December 31, 2021 was immaterial. As of March 31, 2022, the Company had receivables from SAFE&CEC S.r.l. of $0.1 million.

During the three months ended March 31, 2021 and 2022, the Company paid SAFE&CEC S.r.l. $0.8 million and $4.0 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2021 and March 31, 2022, the Company had payables to SAFE&CEC S.r.l. of $0.2 million and $0.6 million, respectively.

TotalEnergies JV and bpJV

Pursuant to LLC agreements under the TotalEnergies JV and the bpJV, the Company manages the day-to-day operations of RNG projects under the joint ventures in exchange for management fees. During the three months ended March 31, 2022, the Company recognized management fee revenue of $0.3 million related to the TotalEnergies JV and the bpJV. As of December 31, 2021 and March 31, 2022, the Company had receivables from the two joint ventures of $0.4 million and $0.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022, as well as the audited consolidated financial statements and notes included therein (collectively, our “2021 Form 10-K”).

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

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas ("RNG") and conventional natural gas delivered. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, reduce their amount of climate-harming greenhouse gas from 60% to over 400% based on determinations by the

California Air Resources Board (“CARB”), depending on the source of the RNG, while also reducing criteria pollutants such as Nitrogen Oxides, or NOx. RNG is delivered as compressed natural gas ("CNG") and liquefied natural gas ("LNG").

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are 3.9 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of diesel per year. We deliver RNG to the transportation market through 579 fueling stations we own, operate or supply in 42 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of March 31, 2022, we served over 1,000 fleet customers operating over 48,000 vehicles on our fuels.

Longer term, we plan to expand availability of hydrogen fuel for vehicle fleets. As operators deploy more hydrogen powered vehicles, we can modify our fueling stations to reform our RNG and deliver clean hydrogen to customers. We also believe our RNG can be used to generate clean electricity to power electric vehicles, and we have the capability to add electric vehicle charging at our station sites, although the cost of adding electric vehicle charging capacity may be significant.

Impact of COVID-19

The COVID-19 pandemic has had an adverse impact on the volume of our sales, which we saw bottom in the second quarter of 2020. We have since seen improvement in volumes, with volumes delivered for the first quarter of 2022 4% higher compared to the first quarter of 2021, and 1% higher compared to the first quarter of 2019. We saw significant improvement in our volumes delivered in the public transit customer markets and airports (fleet services), which increased by 12% and 31%, respectively, during the three months ended March 31, 2022, compared to the prior year period. The increase in volumes delivered in the first quarter of 2022 was primarily due to COVID-19 restrictions being lifted and an increase in travel generally. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $228.5 million as of March 31, 2022 and $10.9 million of current debt. We expect to collect receivables relating to alternative fuel excise tax credits (“AFTC”) generated from fuel sales during 2021 in the first half of 2022. We also believe AFTC will be reinstated during 2022 based on our historical experience and apply retroactively to vehicle fuel sales made beginning January 1, 2022, and we anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above. However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. If AFTC is not extended after 2021, then our anticipated revenue from AFTC would be materially adversely affected as a result of not being recognized. See Part II, Item 1A. “Risk Factors” of this report.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2021	2022
Volume-related (1) (2)	$68.1	$80.0
Station construction sales	4.5	3.3
AFTC (3)	4.5	0.2
Total	$77.1	$83.5
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6. Additionally, a discussion of volume-related revenue is included below under “Results of Operations.” The following table summarizes our volume-related revenue in the periods:

	Three Months Ended
	March 31,
Revenue (in millions)	2021	2022
Fuel sales and performance of O&M services (2)	$60.6	$69.7
Change in fair value of derivative instruments (4)	(2.0)	(1.0)
RIN Credits	5.6	7.9
LCFS Credits	3.9	3.4
Total volume-related revenue	$68.1	$80.0
(2)	Includes $3.8 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three months ended March 31, 2022.
(3)	Represents the federal alternative fuel tax credit that we refer to as AFTC. AFTC was available for vehicle fuel sales made through December 31, 2021. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2021.
(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC and Mansfield Clean Energy Partners, LLC (“MCEP”)), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2019, 2020 and 2021 and for the three months ended March 31, 2021 and 2022:

	Year Ended			Three Months Ended
	December 31,			March 31,
GGEs delivered (in millions)	2019	2020	2021	2021	2022
CNG (1)	335.7	321.0	347.4	78.6	82.3
LNG	65.1	61.5	55.2	13.8	13.5
Total	400.8	382.5	402.6	92.4	95.8

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2019, 2020 and 2021 and for the three months ended March 31, 2021 and 2022, were as follows:

	Year Ended			Three Months Ended
	December 31,			March 31,
GGEs of RNG delivered (in millions)	2019	2020	2021	2021	2022
CNG	112.5	124.4	146.0	30.1	34.6
LNG	30.8	28.9	21.0	6.9	5.1
Total	143.3	153.3	167.0	37.0	39.7

	Year Ended			Three Months Ended
	December 31,			March 31,
GGEs delivered (in millions)	2019	2020	2021	2021	2022
O&M services	158.5	138.5	148.4	35.1	35.8
Fuel (1)	162.4	157.6	164.1	37.5	38.5
Fuel and O&M services (2)	79.9	86.4	90.1	19.8	21.5
Total	400.8	382.5	402.6	92.4	95.8

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2019, 2020 and 2021 and for the three months ended March 31, 2021 and 2022, were as follows:

	Year Ended			Three Months Ended
	December 31,			March 31,
GGEs of RNG delivered (in millions)	2019	2020	2021	2021	2022
Fuel	87.3	86.2	88.0	19.2	21.6
Fuel and O&M services (2)	56.0	67.1	79.0	17.8	18.1
Total	143.3	153.3	167.0	37.0	39.7

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2019	2020	2021	2021	2022
Station construction cost of sales	$23.5	$24.0	$15.0	$4.0	$3.1
Gross margin (3) (4) (5)	$132.0	$106.3	$40.0	$26.7	$19.3
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (5)	$20.4	$(9.9)	$(93.1)	$(7.2)	$(24.2)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture with MCEP. GGEs sold by this joint venture were 0.4 million, 0.3 million and 0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively, and 0.1 million for each of the three months ended March 31, 2021 and 2022.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes the following amounts of AFTC revenue: $47.1 million, $19.8 million and $20.7 million for the years ended December 31, 2019, 2020 and 2021, respectively, and $4.5 million and $0.2 million for the three months ended March 31, 2021 and 2022, respectively.

(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(6.6) million, $2.1 million and $(3.5) million for the years ended December 31, 2019, 2020 and 2021, respectively, and $(2.0) million and $(1.0) million for the three months ended March 31, 2021 and 2022, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.
(5)	Includes $83.6 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant for the year ended December 31, 2021, and $3.8 million for the three months ended March 31, 2022. No amounts of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant were recorded for the years ended December 31, 2019 and 2020 and for the three months ended March 31, 2021.

Recent Developments

NG Advantage Debt Refinancing. On January 31, 2022, NG Advantage entered into a second amendment to the Amended and Restated Loan and Security Agreement with Berkshire Bank (the “Berkshire ALA”) pursuant to which Berkshire Bank agreed to extend new term loans in an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bears interest at an annual interest rate of 5% and has a maturity date of January 31, 2027. Payments for interest and principal are due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 are collateralized by NG Advantage’s trailers and station assets, and prepayment of the outstanding principal is permitted and subject to prepayment premiums. NG Advantage used the proceeds from the Berkshire Term Loan 2 to extinguish $11.1 million of existing financing obligations, consisting of $10.4 million in cash payoffs and an application of $0.8 million in deposits held with the former lenders. As a result of the extinguishment, for the three months ended March 31, 2022, we recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying condensed consolidated statements of operations. In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million, classified in “Restricted cash” on the accompanying condensed consolidated balance sheets as of December 31, 2021, to the Company related to the Company’s limited guaranty under the Berkshire ALA.

NG Advantage Fixed Supply Commitment. NG Advantage had entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity through February 2022, and on February 28, 2022, the supply arrangement between NG Advantage and bp ended. In connection with that arrangement, in February 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guaranteed NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. Upon termination of the supply arrangement between NG Advantage and bp, our guaranty remained in effect until thirty days following our notice to bp of termination.

bp Joint Venture. On March 30, 2022, the bp Joint Venture (“bpJV”) issued a capital call (the “bpJV Capital Call 2”) in the amount of $76.2 million to provide capital for anaerobic digester gas (“ADG”) RNG projects under the bpJV and to fund bpJV’s working capital needs. Pursuant to the bpJV Capital Call 2, we and bp are each required to contribute $38.1 million to the bpJV on or prior to September 30, 2022. As of March 31, 2022, no capital contribution under the bpJV Capital Call 2 has been paid by us or bp, and we and bp each own 50% of the bpJV.

Plains Credit Facility. On January 31, 2022, we issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is valid until specified release conditions are satisfied and is collateralized by the Plains LSA (as defined in Note 12). As of March 31, 2022, no amounts have been drawn under the standby letter of credit.

Share Repurchase Program. On March 12, 2020, our Board of Directors approved the Repurchase Program for up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock. On December 7, 2021, our Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time. For the three months ended March 31, 2022, we repurchased 511,010 shares of our common stock under the Repurchase Program for a total cost of $3.0 million (exclusive of fees and commissions) at an average price of $5.85 per share. As of March 31,

2022, we had utilized $20.4 million under the Repurchase Program to repurchase 8,708,096 shares of our common stock and had a total of $29.6 million of authorized funds remaining under the Repurchase Program.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2021 Form 10-K. Except as set forth below, and in “Impact of COVID-19” above, there have been no material changes to such trends as described in the MD&A contained in our 2021 Form 10-K.

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Also, other important markets, including airports, refuse and public transit, had slower volume and customer growth in 2021 and in the three months ended March 31, 2022. Slower growth may continue if the effects of the COVID-19 pandemic linger as well as other unfavorable macroeconomic events.

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

In addition, we believe AFTC will be reinstated during 2022 based on our historical experience and apply retroactively to vehicle fuel sales made beginning January 1, 2022, and we anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above under “Impact of COVID-19.” However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. If AFTC is not extended after 2021, then our anticipated revenue from AFTC would be materially adversely affected as a result of not being recognized. See Part II, Item 1A. “Risk Factors” of this report.

The market price of our common stock can be volatile and unpredictable. If a decline of our market capitalization were sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired which could result in a material non-cash charge and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of March 31, 2022, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2021 Form 10-K. During the three months ended March 31, 2022, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2021 Form 10-K. Except for our adoption of new guidance for leases effective January 1, 2022, which is described in Note 1, there have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2021 Form 10-K.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
	2021	2022
Statements of Operations Data:
Revenue:
Product revenue	87.7%	86.8%
Service revenue	12.3	13.2
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	58.1	69.0
Service cost of sales	7.3	7.9
Selling, general and administrative	27.8	33.4
Depreciation and amortization	15.2	13.6
Total operating expenses	108.4	123.9
Operating loss	(8.4)	(23.9)
Interest expense	(1.9)	(3.7)
Interest income	0.3	0.3
Other income, net	0.9	—
Loss from equity method investments	(0.6)	(2.0)
Loss from extinguishment of debt, net	—	—
Loss before income taxes	(9.7)	(29.3)
Income tax expense	(0.1)	(0.1)
Net loss	(9.8)	(29.4)
Loss attributable to noncontrolling interest	0.4	0.5
Net loss attributable to Clean Energy Fuels Corp.	(9.4)%	(28.9)%

Revenue. Revenue increased by $6.4 million to $83.5 million in the three months ended March 31, 2022, from $77.1 million in the three months ended March 31, 2021. This increase was primarily due to an increase in volume-related revenue and a decrease in unrealized loss from the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, partially offset by Amazon Warrant Charges (see Note 1) of $3.8 million and lower AFTC revenue and station construction sales.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $14.6 million between periods, attributable to an increase in gallons delivered and an increase in the effective price per gallon. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $1.0 million, as we recognized an unrealized loss of $(2.0) million in 2021 compared to an unrealized loss of $(1.0) million in 2022 (see Note 6 for more information).

Our effective price per gallon increased by $0.12 per gallon to $0.88 per gallon in the three months ended March 31, 2022, compared to $0.76 per gallon in the three months ended March 31, 2021, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas, and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was primarily due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $1.2 million between periods due to decreased construction activities as a result of permitting and utility delays associated with the ongoing effects of COVID-19.

AFTC revenue decreased by $4.3 million between periods due to the expiration of the AFTC program after December 31, 2021. We believe AFTC will be reinstated during 2022 based on our historical experience and apply retroactively to vehicle fuel sales made beginning January 1, 2022. However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. See Part II, Item 1A. “Risk Factors” of this report.

Cost of sales. Cost of sales increased by $13.8 million to $64.2 million in the three months ended March 31, 2022, from $50.4 million in the three months ended March 31, 2021. This increase was primarily due to an increase in gallons delivered, and an increase in our effective cost per gallon delivered, partially offset by a decrease in the cost of station construction activities.

Our effective cost per gallon increased by $0.14 per gallon to $0.64 per gallon in the three months ended March 31, 2022 from $0.50 per gallon in the three months ended March 31, 2021. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices and transportation costs.

Selling, general and administrative. Selling, general and administrative expenses increased by $6.5 million to $27.9 million in the three months ended March 31, 2022, from $21.4 million in the three months ended March 31, 2021. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021, an increase in salaries and wages, and an increase in professional fees and personnel recruitment costs.

Depreciation and amortization. Depreciation and amortization decreased by $0.3 million to $11.4 million in the three months ended March 31, 2022, from $11.7 million in the three months ended March 31, 2021, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense increased by $1.7 million to $3.1 million in the three months ended March 31, 2022, from $1.4 million in the three months ended March 31, 2021, primarily due to a loss from extinguishment of debt of $2.3 million recognized during the three months ended March 31, 2022 relating to the full repayment of certain financing obligations of NG Advantage. No loss on extinguishment of debt was recorded in the three months ended March 31, 2021. The increase is partially offset by lower outstanding indebtedness and lower average interest rates between periods.

Other income, net. Other income, net decreased by $0.7 million to $0.0 million in the three months ended March 31, 2022, from $0.7 million in the three months ended March 31, 2021, primarily due to certain other fees earned in the prior year period.

Loss from equity method investments. Loss from equity method investments increased by $1.3 million to $1.7 million in the three months ended March 31, 2022, from $0.4 million in the three months ended March 31, 2021, primarily due to the operating results of SAFE&CEC S.r.l, the bpJV and the TotalEnergies JV.

Income tax expense. Income tax expense was $0.1 million in each of the three months ended March 31, 2021 and 2022. The balance primarily comprised of deferred taxes associated with goodwill and the Company’s expected state tax expense, which was consistent between the periods.

Loss attributable to noncontrolling interest. During the three months ended March 31, 2022 and 2021, we recorded a gain of $0.4 million and $0.3 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2021 periods.

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

Cash Flows

Cash provided by operating activities was $4.8 million in the three months ended March 31, 2022, compared to cash provided by operating activities of $3.3 million in the comparable 2021 period. The increase in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of receipts and payments of cash in the three months ended March 31, 2022 from the comparable 2021 period.

Cash provided by investing activities was $1.4 million in the three months ended March 31, 2022, compared to cash used in investing activities of $6.1 million in the comparable 2021 period. The increase in cash provided by investing activities was primarily attributable to an increase in net maturities of short-term investments in the three months ended March 31, 2022 from the comparable 2021 period, an increase in earn-out proceeds received in connection with our sale of certain RNG production facilities and assets to bp in 2017 from the comparable period in 2021, and a decrease in disbursements for loan receivables. The increase in cash provided by investing activities was partially offset by an increase in purchases of property and equipment and payment of manure rights for certain RNG production project in the three months ended March 31, 2022.

Cash used in financing activities was $4.8 million in the three months ended March 31, 2022, compared to $6.5 million provided by financing activities in the comparable 2021 period. The decrease in cash from financing activities was primarily attributable to a decrease in proceeds from exercise of stock options, lower reimbursements from Chevron in connection with the Adopt-a-Port program, an increase in share repurchases during the three months ended March 31,

2022 from the comparable 2021 period, and payments for the extinguishment of certain financing obligations of NG Advantage. The decrease in cash from financing activities was partially offset by proceeds from additional financing from certain lender of NG Advantage.

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

Our business plan calls for approximately $70.9 million in capital expenditures in 2022. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2022, we anticipate deploying up to approximately $195.0 million to develop ADG RNG production facilities, which includes the $51.6 million due by June 30, 2022 in connection with the bpJV Capital Call and the $38.1 million due by September 30, 2022 in connection with the bpJV Capital Call 2.

In addition, NG Advantage may spend up to $0.6 million in 2022 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $38.9 million in principal amount as of March 31, 2022, of which approximately $10.2 million, $2.9 million, $3.9 million, $11.4 million, and $10.5 million is expected to become due in 2022, 2023, 2024, 2025, and 2026, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $1.8 million in 2022, $0.5 million of which had been paid when due as of March 31, 2022. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $67.8 million as of March 31, 2022, of which approximately $4.5 million, $6.2 million, $6.2 million, $6.1 million, $5.9 million and $38.9 million is expected to become due in 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $7.0 million outstanding as of March 31, 2022. Our ability to draw additional debt under these agreements expired on January 2, 2022.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2022, we had total cash and cash equivalents and short-term investments of $228.5 million, compared to $229.2 million as of December 31, 2021.

In addition, we believe AFTC will be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022, and we anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above under “Impact of COVID-19.” However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. If AFTC is not extended after 2021, then our anticipated revenue from AFTC would be materially adversely affected as a result of not being recognized. See Part II, Item 1A. “Risk Factors” of this report.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and Part II, Item 1A. “Risk Factors” of this report.

Subject to the following paragraph, we believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and current or future financing activities will satisfy our expected business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments, share repurchases or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources. Moreover, we may use our cash resources faster than we predict due to unexpected expenditures, the effects of COVID-19, or higher-than-expected expenses, in which case we may need to seek capital from alternative sources sooner than we anticipate. The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of, and prices for, natural gas fuel sales and other volume-related activity, the effects of COVID-19, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $47.7 million;
●	One long-term natural gas purchase contract with a take-or-pay commitment;
●	Quarterly fixed price natural gas purchase contracts with take-or-pay commitments; and

●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of March 31, 2022, we had one long-term natural gas purchase contract with a take-or-pay commitment, which requires us to purchase minimum volumes of natural gas at index-based prices and expires in June 2022. Additionally, as of March 31, 2022, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023.

In addition, as of March 31, 2022, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

NG Advantage had entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity through February 2022, and on February 28, 2022, the supply arrangement between NG Advantage and bp ended. In connection with that arrangement, in February 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guaranteed NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. Upon termination of the supply arrangement between NG Advantage and bp, our guaranty remained in effect until thirty days following our notice to bp of termination.

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

Natural gas costs represented $111.8 million of our cost of sales in 2021 and $37.5 million of our cost of sales for the three months ended March 31, 2022.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of March 31, 2022, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $2.3 million.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2022, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in the U.S. dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2022, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.2 million, net.

Interest Rate Risk

As of March 31, 2022, we had $7.0 million of debt that bears interest at a rate equal to LIBOR or the Prime Rate plus a margin per annum. Thus, our interest expense would fluctuate with changes in LIBOR or the Prime Rate. If these rates were to each increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.1 million.

The SG Credit Agreement permitted us to draw loans through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR, certain tenors of which were discontinued after 2021 with other tenors being discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders under the credit agreements, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A.—Risk Factors

An investment in our Company involves a high degree of risk of loss. You should carefully consider the risk factors discussed below and all of the other information included in this report and our 2021 Form 10-K before you make any investment decision regarding our securities. We believe the risks and uncertainties described below are the most significant we face, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.

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

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others:

●	Lack of demand for trucks that use our vehicle fuels;
●	Adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles powered by gasoline, diesel, RNG, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
●	Limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects;
●	Perceptions about the benefits of our vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
●	Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
●	Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers or drivers;
●	Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
●	The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;
●	Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels;

●	The availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
●	Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In June 2020, CARB adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Among other things, we believe the intent of the Advanced Clean Trucks regulation and the September 2020 Executive Order is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. If either the Advanced Clean Trucks regulation or any additional regulations adopted by CARB, including pursuant to the September 2020 Executive Order, is permitted to take effect, it may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, because of the adoption of the Advanced Clean Trucks regulation and the issuance of the September 2020 Executive Order, other states have taken steps to enact similar regulations, which actions may accelerate if either regulation is permitted to take effect, thereby slowing, delaying or preventing the adoption of our vehicle fuels in those states as well. These actions could result in state funding and incentive programs being directed only to the adoption of electric vehicles. In December 2021, President Biden signed an executive order (the “2021 Executive Order”) that directs the federal government to achieve certain goals, including purchasing 100% zero-emission vehicles by 2035 for its fleet of over 600,000 cars and trucks.

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, droughts, financial condition of the applicable anaerobic digester gas (“ADG”) and landfill gas (“LFG”) source owner, health crises, including the ongoing COVID-19 pandemic, construction delays, technical difficulties, high operating costs, limited availability, or unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, in 2021, market prices for RINs were as high as $3.81 and as low as $1.95. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions.  Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs to provide credits, grants and incentives, such as an alternative fuel tax credit (“AFTC”), would also adversely impact our revenue.  Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

The acquisition, financing, construction and development of projects involves numerous risks, including:

●	the ability to obtain financing for a project on acceptable terms or at all;
●	difficulties in identifying, obtaining, and permitting suitable sites for new projects;
●	failure to obtain all necessary rights to land access and use;
●	inaccuracy of assumptions with respect to the cost and schedule for completing construction;
●	inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life;
●	delays in deliveries or increases in the price of equipment;
●	permitting and other regulatory issues, license revocation and changes in legal requirements;
●	increases in the cost of labor, labor disputes and work stoppages;
●	failure to receive quality and timely performance of third-party or utility services;
●	unforeseen engineering and environmental problems;
●	cost overruns;
●	accidents involving personal injury or the loss of life; and
●	weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

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

The development, design and construction process for ADG RNG projects generally lasts between 12 to 18 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. After entering into a project letter of intent, we perform a more detailed review of the site’s facilities, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 12 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the Environmental Protection Agency (the “EPA”) and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Livestock waste and dairy farm projects have different economic models and risk profiles than landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

Livestock waste and dairy farm projects produce significantly less RNG and have higher operating costs than landfill facilities. As a result, these projects are even more dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater effect on the success of livestock waste and dairy farm projects. A significant decline in the value of LCFS credits could adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We incurred pre-tax losses in 2018, 2020 and 2021 and the three months ended March 31, 2022. During 2019, 2020, 2021 and the three months ended March 31, 2022, our results were positively affected by $47.1 million, $19.8 million, $20.7 million, and $0.2 million of AFTC revenue, respectively. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3 to the Condensed Consolidated Financial Statements)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

Our plans will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicle fuels. We have experience constructing hydrogen fueling stations, but such facilities cost significantly more than traditional RNG vehicle fueling stations.  In addition, we have not yet added electric charging capability to any of our stations, and the cost of such capability may be significant.  We will need to ensure compliance with all applicable regulatory requirements, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. If we are unable to modify our stations to provide hydrogen or add electric charging to our stations, or if we experience delays in doing so, our stations may be unable to meet our customer demand, which may negatively impact our business, prospects, financial condition, and operating results.

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

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil, RNG, natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil, gasoline and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, then we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions. As of March

31, 2022, we had 30 nearly completed stations with a carrying amount of $54.2 million that were not open for fueling operations. We do not know when or if these stations will open, and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

As of March 31, 2022, we have consolidated indebtedness of $38.8 million, and we are permitted to incur significant additional debt. Our outstanding and permitted indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt or limit our ability to borrow or otherwise raise additional capital as needed.

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

After giving effect to the issuance of the Amazon Warrant, TotalEnergies Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns 42,581,801 shares of our common stock, or 19.1% of our outstanding shares of common stock as of March 31, 2022 (excluding 8,129,804 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock.  Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the Beneficial Ownership Limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

The following table summarizes the share repurchase activity during the three months ended March 31, 2022 (in thousands, except share and per share amounts):

				Approximate
				Dollar Value
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
January 1, 2022 through January 31, 2022	511,010	$5.85	511,010	$29,610
February 1, 2022 through February 28, 2022	—	—	—	29,610
March 1, 2022 through March 31, 2022	—	—	—	29,610
Total	511,010	$5.85	511,010	$29,610

(a)	Exclusive of fees and commissions.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

None.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amendment No. 1 to Credit Support Agreement, dated as of March 12, 2021, between Clean Energy Fuels Corp. and Total Holdings USA Inc.
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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2022;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2022;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2022;
(v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2022; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 5, 2022	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)