Form 10-Q
period 2022-06-30
Clean Energy Fuels Corp.
filed 2022-08-04
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, there were 222,221,908 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	June 30,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$99,448	$57,495
Short-term investments	129,722	130,018
Accounts receivable, net of allowance of $1,205 and $1,451 as of December 31, 2021 and June 30, 2022, respectively	87,433	83,356
Other receivables	24,447	4,750
Inventory	31,302	34,931
Prepaid expenses and other current assets	37,584	67,501
Total current assets	409,936	378,051
Operating lease right-of-use assets	42,537	42,389
Land, property and equipment, net	261,761	253,583
Restricted cash	7,008	—
Notes receivable and other long-term assets, net	56,189	32,399
Investments in other entities	109,811	157,588
Goodwill	64,328	64,328
Intangible assets, net	5,500	5,915
Total assets	$957,070	$934,253
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$12,845	$7,321
Current portion of finance lease obligations	846	865
Current portion of operating lease obligations	3,551	3,712
Accounts payable	24,352	31,753
Accrued liabilities	75,159	69,339
Deferred revenue	7,251	5,926
Derivative liabilities, related party	1,900	7,116
Total current liabilities	125,904	126,032
Long-term portion of debt	23,215	25,089
Long-term portion of finance lease obligations	2,427	2,133
Long-term portion of operating lease obligations	39,431	39,062
Long-term portion of derivative liabilities, related party	2,483	3,918
Other long-term liabilities	8,199	8,513
Total liabilities	201,659	204,747
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 222,684,923 shares and 222,177,172 shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively	22	22
Additional paid-in capital	1,519,918	1,533,118
Accumulated deficit	(771,242)	(808,668)
Accumulated other comprehensive loss	(1,622)	(2,789)
Total Clean Energy Fuels Corp. stockholders’ equity	747,076	721,683
Noncontrolling interest in subsidiary	8,335	7,823
Total stockholders’ equity	755,411	729,506
Total liabilities and stockholders’ equity	$957,070	$934,253

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Revenue:
Product revenue	$(8,965)	$85,853	$58,727	$158,360
Service revenue	9,445	11,371	18,896	22,361
Total revenue	480	97,224	77,623	180,721
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	41,294	65,933	86,102	123,548
Service cost of sales	5,617	6,127	11,210	12,749
Selling, general and administrative	21,606	26,481	43,047	54,408
Depreciation and amortization	11,381	10,556	23,116	21,946
Total operating expenses	79,898	109,097	163,475	212,651
Operating loss	(79,418)	(11,873)	(85,852)	(31,930)
Interest expense	(1,002)	(732)	(2,438)	(3,809)
Interest income	240	490	494	754
Other income, net	166	14	844	34
Income (loss) from equity method investments	121	(1,193)	(305)	(2,870)
Loss before income taxes	(79,893)	(13,294)	(87,257)	(37,821)
Income tax expense	(56)	(68)	(139)	(117)
Net loss	(79,949)	(13,362)	(87,396)	(37,938)
Loss attributable to noncontrolling interest	282	127	560	512
Net loss attributable to Clean Energy Fuels Corp.	$(79,667)	$(13,235)	$(86,836)	$(37,426)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.38)	$(0.06)	$(0.43)	$(0.17)
Weighted-average common shares outstanding:
Basic and diluted	207,047,221	222,433,900	203,043,580	222,496,426

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2021	2022	2021	2022	2021	2022
Net loss	$(79,667)	$(13,235)	$(282)	$(127)	$(79,949)	$(13,362)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2021 and 2022	719	(1,297)	—	—	719	(1,297)
Unrealized losses on available-for-sale securities, net of $0 tax in 2021 and 2022	(3)	(119)	—	—	(3)	(119)
Total other comprehensive income (loss)	716	(1,416)	—	—	716	(1,416)
Comprehensive loss	$(78,951)	$(14,651)	$(282)	$(127)	$(79,233)	$(14,778)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2021	2022	2021	2022	2021	2022
Net loss	$(86,836)	$(37,426)	$(560)	$(512)	$(87,396)	$(37,938)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2021 and 2022	(161)	(1,025)	—	—	(161)	(1,025)
Unrealized losses on available-for-sale securities, net of $0 tax in 2021 and 2022	(3)	(142)	—	—	(3)	(142)
Total other comprehensive loss	(164)	(1,167)	—	—	(164)	(1,167)
Comprehensive loss	$(87,000)	$(38,593)	$(560)	$(512)	$(87,560)	$(39,105)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock	1,323,814	—	3,216	—	—	—	3,216
Stock-based compensation	—	—	3,367	—	—	—	3,367
Net loss	—	—	—	(7,169)	—	(278)	(7,447)
Other comprehensive loss	—	—	—	—	(880)	—	(880)
Balance, March 31, 2021	199,815,018	20	1,198,374	(685,265)	(1,089)	9,066	521,106
Issuance of common stock, net of issuance costs	23,151,937	2	194,171	—	—	—	194,173
Stock-based compensation	—	—	3,419	—	—	—	3,419
Stock-based sales incentive charges	—	—	115,778	—	—	—	115,778
Net loss	—	—	—	(79,667)	—	(282)	(79,949)
Other comprehensive income	—	—	—	—	716	—	716
Balance, June 30, 2021	222,966,955	$22	$1,511,742	$(764,932)	$(373)	$8,784	$755,243

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411
Issuance of common stock	585,775	—	273	—	—	—	273
Repurchase of common stock	(511,010)	—	(3,001)	—	—	—	(3,001)
Stock-based compensation	—	—	8,253	—	—	—	8,253
Stock-based sales incentive charges	—	—	1,721	—	—	—	1,721
Net loss	—	—	—	(24,191)	—	(385)	(24,576)
Other comprehensive income	—	—	—	—	249	—	249
Balance, March 31, 2022	222,759,688	22	1,527,164	(795,433)	(1,373)	7,950	738,330
Issuance of common stock	96,728	—	300	—	—	—	300
Repurchase of common stock	(679,244)	—	(3,121)	—	—	—	(3,121)
Stock-based compensation	—	—	6,468	—	—	—	6,468
Stock-based sales incentive charges	—	—	2,307	—	—	—	2,307
Net loss	—	—	—	(13,235)	—	(127)	(13,362)
Other comprehensive income	—	—	—	—	(1,416)	—	(1,416)
Balance, June 30, 2022	222,177,172	$22	$1,533,118	$(808,668)	$(2,789)	$7,823	$729,506

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(87,396)	$(37,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,116	21,946
Provision for credit losses and inventory	560	1,006
Stock-based compensation expense	6,786	14,721
Stock-based sales incentive charges	78,053	8,533
Change in fair value of derivative instruments	2,507	2,114
Amortization of discount and debt issuance cost	26	(306)
Loss (gain) on disposal of property and equipment	174	(66)
Loss on extinguishment of debt	25	2,268
Loss from equity method investments	305	2,870
Non-cash lease expense	1,470	1,687
Deferred income taxes	61	62
Changes in operating assets and liabilities:
Accounts and other receivables	2,211	19,024
Inventory	(732)	(4,487)
Prepaid expenses and other assets	(11,722)	(2,002)
Operating lease liabilities	(1,751)	(1,747)
Accounts payable	1,547	6,912
Deferred revenue	388	(1,034)
Accrued liabilities and other	(2,711)	(1,325)
Net cash provided by operating activities	12,917	32,238
Cash flows from investing activities:
Purchases of short-term investments	(177,981)	(194,353)
Maturities and sales of short-term investments	87,301	194,250
Purchases of and deposits on property and equipment	(7,888)	(17,447)
Disbursements for loans receivable	(3,828)	(516)
Payments on and proceeds from sales of loans receivable	224	218
Cash received from sale of certain assets of subsidiary, net	887	3,885
Investments in other entities	(50,669)	(51,600)
Payment and deposits on equipment and manure rights for RNG production projects	—	(4,915)
Proceeds from disposal of property and equipment	1,577	80
Net cash used in investing activities	(150,377)	(70,398)
Cash flows from financing activities:
Issuance of common stock	203,923	573
Repurchase of common stock	—	(6,122)
Fees paid for issuance of common stock	(6,534)	—
Fees paid for debt issuance costs	—	(50)
Proceeds for Adopt-a-Port program	4,670	890
Repayment of proceeds for Adopt-a-Port program	—	(525)
Proceeds from debt instruments	4,400	14,000
Proceeds from revolving line of credit	1,150	—
Repayments of borrowing under revolving line of credit	(650)	—
Repayments of debt instruments and finance lease obligations	(48,584)	(17,315)
Payments of debt extinguishment costs	(14)	(2,186)
Net cash provided by (used in) financing activities	158,361	(10,735)
Effect of exchange rates on cash, cash equivalents and restricted cash	167	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,068	(48,961)
Cash, cash equivalents and restricted cash, beginning of period	119,977	106,456
Cash, cash equivalents and restricted cash, end of period	$141,045	$57,495
Supplemental disclosure of cash flow information:
Income taxes paid	$10	$50
Interest paid, net of $0 and $0 capitalized, respectively	$2,460	$923

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2022, results of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2021 and 2022, and cash flows for the six months ended June 30, 2021 and 2022. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2021 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or any future year.

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

Amazon Warrant

The Amazon Warrant (defined in Note 14) is accounted for as an equity instrument and measured in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. This instrument is classified in the condensed consolidated statements of operations in accordance with ASC 606, Revenue from Contracts with Customers, which states that for awards granted to a customer that are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price. To determine the fair value of the Amazon Warrant in accordance with ASC 718, the Company used the Black-Scholes option pricing model, which is based in part on assumptions that require management to use judgment. Based on the fair value of the award, the Company determines the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the condensed consolidated statements of operations. See Note 14 for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Volume-related (1) (2)	$(10,829)	$91,266	$57,297	$171,205
Station construction sales	6,071	5,967	10,606	9,294
AFTC (3)	5,238	(9)	9,720	222
Total revenue	$480	$97,224	$77,623	$180,721
(1)	Includes changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the three and six months ended June 30, 2021, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $0.5 million and $2.5 million, respectively. For the three and six months ended June 30, 2022, aggregate changes in the fair value of commodity swaps and customer fueling contracts amounted to a loss of $1.1 million and $2.1 million, respectively.
(2)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and six months ended June 30, 2021, $78.1 million of contra-revenue charges were recognized in volume-related revenue. For the three and six months ended June 30, 2022, contra-revenue charges recognized in volume-related revenue were $4.8 million and $8.5 million, respectively. See Note 14 for more information.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”), which was available for vehicle fuel sales made beginning January 1, 2021 through December 31, 2021. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $20.7 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2021 and June 30, 2022, the Company’s contract balances were as follows (in thousands):

	December 31,	June 30,
	2021	2022
Accounts receivable, net	$87,433	$83,356

Contract assets - current	$966	$2,277
Contract assets - non-current	3,532	3,254
Contract assets - total	$4,498	$5,531

Contract liabilities - current	$5,523	$5,613
Contract liabilities - non-current	—	—
Contract liabilities - total	$5,523	$5,613

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

Revenue recognized during the six months ended June 30, 2021 related to the Company’s contract liability balances as of December 31, 2020 was $1.5 million. The increase in the contract liability balances during the six months ended June 30, 2022 is primarily driven by billings in excess of revenue recognized, partially offset by $0.9 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2021.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) that created a 50/50 joint venture (the “TotalEnergies JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Each ADG RNG production facility project under the TotalEnergies JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates that the TotalEnergies JV will invest up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million for the TotalEnergies JV (the “TotalEnergies JV Equity Obligations”). On October 12, 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV. On November 1, 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. The Company accounts for its interest in the LLCs using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLCs’ operations. The Company recorded a loss of $0.1 million from the TotalEnergies JV for the three and six months ended June 30, 2022. The Company had an investment balance in the TotalEnergies JV of $4.7 million and $4.6 million as of December 31, 2021 and June 30, 2022, respectively.

bp Joint Venture

On April 13, 2021, the Company entered an agreement (the “bp JV Agreement”) with bp Products North America Inc. (“bp”) that created a 50/50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020, pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. 100% of the RNG produced from the projects developed and owned by the bpJV will be provided to the vehicle fuels market pursuant to the Company’s marketing agreement with bp.

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

In December 2021, the bpJV issued a capital call (the “bpJV Capital Call”) for $143.2 million in additional funding, requiring bp and the Company each to contribute $71.6 million. On March 30, 2022, the bpJV issued a second capital call (the “bpJV Capital Call 2”) for $76.2 million in additional funding, requiring bp and the Company each to contribute $38.1 million on or prior to September 30, 2022. The Company paid its remaining, outstanding contribution balance of $51.6 million to the bpJV on June 30, 2022, and, as of that date, bp and the Company have each satisfied its contribution commitment in connection with the bpJV Capital Call. As of June 30, 2022, no amounts had been contributed by the Company or bp under the bpJV Capital Call 2, and the Company and bp each own 50% of the bpJV.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.8 million and $2.0 million from this investment for the three and six months ended June 30, 2022, respectively. The Company had an investment balance in the bpJV of $69.8 million and $119.4 million as of December 31, 2021 and June 30, 2022, respectively.

SAFE&CEC S.r.l.

On November 26, 2017, the Company, through its former subsidiary IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor fueling systems manufacturing subsidiaries, CEC and SAFE S.p.A, into a new company, SAFE&CEC S.r.l. (such combination transaction is referred to as the “CEC Combination”). SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of the closing of the CEC Combination on December 29, 2017, the Company owned 49% of SAFE&CEC S.r.l., and LR owned 51% of SAFE&CEC S.r.l.

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a gain of $0.5 million and a loss of $0.1 million from this investment for the three months ended June 30, 2021 and 2022, respectively, and a gain of $0.1 million and a loss of $0.2 million for the six months ended June 30, 2021 and 2022, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $23.9 million and $22.7 million as of December 31, 2021 and June 30, 2022, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of June 30, 2022, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2022, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2021 and 2022, respectively. The value of the noncontrolling interest was $8.3 million and $7.8 million as of December 31, 2021 and June 30, 2022, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of June 30, 2022, the Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis during the three and six months ended June 30, 2022.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
Current assets:
Cash and cash equivalents	$99,448	$57,495
Total cash and cash equivalents	$99,448	$57,495

Long-term assets:
Restricted cash - held as collateral	$7,008	$—
Total restricted cash	$7,008	$—

Total cash, cash equivalents and restricted cash	$106,456	$57,495

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $98.0 million and $56.0 million as of December 31, 2021 and June 30, 2022, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. In January 2022, in connection with the second amendment to the Berkshire ALA (as defined in Note 12), the lender to NG Advantage released to the Company $7.0 million, classified in “Restricted cash” on the accompanying condensed consolidated balance sheet as of December 31, 2021. The amount represented the collateral deposit for the limited guaranty provided by the Company under the Berkshire ALA. See Note 12 for more information.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of June 30, 2022, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$6,001	$(1)	$6,000
Zero coupon bonds	123,210	(18)	123,192
Certificates of deposit	530	—	530
Total short-term investments	$129,741	$(19)	$129,722

Short-term investments as of June 30, 2022 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Municipal bonds and notes	$999	$—	$999
Zero coupon bonds	128,649	(160)	128,489
Certificates of deposit	530	—	530
Total short-term investments	$130,178	$(160)	$130,018

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

Derivatives and embedded derivatives as of December 31, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,038	—	2,038
Notes receivable and other long-term assets, net	4,738	—	4,738
Total derivative assets	$6,776	$—	$6,776
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,900	$—	$1,900
Long-term portion of derivative liabilities, related party	2,483	—	2,483
Total derivative liabilities	$4,383	$—	$4,383

Derivatives and embedded derivatives as of June 30, 2022 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$4,730	$—	$4,730
Notes receivable and other long-term assets, net	6,615	—	6,615
Total derivative assets	$11,345	$—	$11,345
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$7,116	$—	$7,116
Long-term portion of derivative liabilities, related party	3,918	—	3,918
Fueling agreements:
Accrued liabilities	5	—	5
Other long-term liabilities	27	—	27
Total derivative liabilities	$11,066	$—	$11,066

As of December 31, 2021 and June 30, 2022, the Company had a total volume on open commodity swap contracts of 11.9 million and 9.4 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2021 and June 30, 2022, by year with associated volumes:

	December 31, 2021		June 30, 2022
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2022	5,000,000	$3.18	2,500,000	$3.18
2023	5,000,000	$3.18	5,000,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2021 and June 30, 2022:

	December 31, 2021		June 30, 2022
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.03 - $2.15	$2.11	$ 2.44 - $ 2.84	$2.61
Historical Differential to PADD 3 Diesel	$0.87 - $1.58	$1.03	$ 0.87 - $ 1.58	$1.07
Historical Differential to PADD 5 Diesel	$1.82 - $2.69	$2.13	$ 1.91 - $ 2.81	$2.21

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2021 and June 30, 2022:

	December 31, 2021		June 30, 2022
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.03 - $2.15	$2.11	$ 2.44 - $ 2.84	$2.61
Historical Differential to PADD 3 Diesel	$0.87 - $1.58	$1.03	$ 0.87 - $ 1.58	$1.07
Historical Differential to PADD 5 Diesel	$1.82 - $2.69	$2.13	$ 1.91 - $ 2.81	$2.21

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2021 or June 30, 2022.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$6,000	$—	$6,000	$—
Zero coupon bonds	123,192	—	123,192	—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,776	—	—	6,776
Liabilities:
Commodity swap contracts (2)	$4,383	$—	$—	$4,383

	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$999	$—	$999	$—
Zero coupon bonds	128,489	—	128,489	—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	11,345	—	—	11,345
Liabilities:
Commodity swap contracts (2)	$11,034	$—	$—	$11,034
Embedded derivatives (3)	32	—	—	32

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in "Derivative liabilities, related party" and "Long-term portion of derivative liabilities, related party" as of December 31, 2021 and June 30, 2022 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets" and “Notes receivable and other long-term assets, net" as of December 31, 2021, and "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net," “Accrued liabilities” and “Other long-term liabilities” as of June 30, 2022 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded
	Swap Contracts	Derivatives	Swap Contracts	Derivatives
Balance as of March 31, 2021	$1,347	$2,521	$—	$(30)
Settlements, net	—	—	310	—
Total gain (loss)	(1,347)	2,548	(2,003)	30
Balance as of June 30, 2021	$—	$5,069	$(1,693)	$—

Balance as of March 31, 2022	$—	$9,923	$(8,566)	$—
Settlements, net	—	—	2,622	—
Total gain (loss)	—	1,422	(5,090)	(32)
Balance as of June 30, 2022	$—	$11,345	$(11,034)	$(32)

Change in unrealized gain (loss) for the three months ended June 30, 2021 included in earnings	$(1,347)	$2,548	$(1,693)	$30
Change in unrealized gain (loss) for the three months ended June 30, 2022 included in earnings	$—	$1,422	$(2,468)	$(32)

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded
	Swap Contracts	Derivatives	Swap Contracts	Derivatives
Balance as of December 31, 2020	$5,648	$791	$—	$(556)
Settlements, net	(225)	—	349	—
Total gain (loss)	(5,423)	4,278	(2,042)	556
Balance as of June 30, 2021	$—	$5,069	$(1,693)	$—

Balance as of December 31, 2021	$—	$6,776	$(4,383)	$—
Settlements, net	—	—	3,901	—
Total gain (loss)	—	4,569	(10,552)	(32)
Balance as of June 30, 2022	$—	$11,345	$(11,034)	$(32)

Change in unrealized gain (loss) for the six months ended June 30, 2021 included in earnings	$(5,648)	$4,278	$(1,693)	$556
Change in unrealized gain (loss) for the six months ended June 30, 2022 included in earnings	$—	$4,569	$(6,651)	$(32)

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2021 and June 30, 2022. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
Loans to customers to finance vehicle purchases	$419	$502
Accrued customer billings	4,417	855
Fuel tax credits	12,684	690
Other	6,927	2,703
Total other receivables	$24,447	$4,750

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

Inventory as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
Raw materials and spare parts	$31,302	$34,931
Total inventory	$31,302	$34,931

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	354,699	357,315
Trailers	72,783	73,046
Other equipment	93,135	95,362
Construction in progress	74,963	80,656
	693,689	704,488
Less accumulated depreciation	(431,928)	(450,905)
Total land, property and equipment, net	$261,761	$253,583

Included in "Land, property and equipment, net" are capitalized software costs of $33.8 million and $34.8 million as of December 31, 2021 and June 30, 2022, respectively. Accumulated amortization of the capitalized software costs are $30.4 million and $31.0 million as of December 31, 2021 and June 30, 2022, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2022, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2021 and 2022, respectively.

As of December 31, 2021 and June 30, 2022, $2.1 million and $2.6 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying condensed consolidated balance sheet, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
Accrued alternative fuels incentives (1)	$28,106	$21,934
Accrued employee benefits	4,547	4,218
Accrued gas and equipment purchases	17,158	19,060
Accrued interest	893	1,478
Accrued property and other taxes	3,369	4,031
Accrued salaries and wages	8,172	4,463
Embedded derivatives	—	5
Other (2)	12,914	14,150
Total accrued liabilities	$75,159	$69,339
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	December 31, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$25,832	$72	$25,760
SG Facility	9,500	—	9,500
Other debt	800	—	800
Total debt	36,132	72	36,060
Less amounts due within one year	(12,868)	(23)	(12,845)
Total long-term debt	$23,264	$49	$23,215

	June 30, 2022
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$27,414	118	27,296
SG Facility	4,500	—	4,500
Other debt	614	—	614
Total debt	32,528	118	32,410
Less amounts due within one year	(7,357)	(36)	(7,321)
Total long-term debt	$25,171	$82	$25,089

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

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of June 30, 2022, the Company had $4.5 million outstanding on the SG Facility, and no events of defaults had occurred.

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

Following any payment by THUSA to SG under the Guaranty, the Company would be obligated to immediately pay to THUSA the full amount of such payment plus interest on such amount at a rate equal to LIBOR plus 1.0%. In addition, the Company would be obligated to pay and reimburse THUSA for all reasonable out-of-pocket expenses it incurs in the performance of its services under the CSA, including all reasonable out-of-pocket attorneys’ fees and expenses incurred in connection with the payment to SG under the Guaranty or any enforcement or attempt to enforce any of the Company‘s obligations under the CSA. The CSA includes customary representations and warranties and affirmative and negative covenants by the Company. In addition, upon the occurrence of a Trigger Event (as described below) and during its continuation, THUSA may, among other things: elect not to guarantee additional SG Loans; declare all or any portion of the outstanding amounts the Company owes THUSA under the CSA to be due and payable; and exercise all other rights it may have under applicable law. Each of the following events constitutes a Trigger Event: the Company defaults with respect to any payment obligation under the CSA; any representation or warranty made by the Company in the CSA was false, incorrect, incomplete or misleading in any material respect when made; the Company fails to observe or perform any material covenant, obligation, condition or agreement in the CSA; or the Company defaults in the observance or performance of any agreement, term or condition contained in any other agreement with THUSA or an affiliate of THUSA.

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

NG Advantage Debt

On November 30, 2016, NG Advantage entered into a Loan and Security Agreement (the “Wintrust LSA”) with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4.7 million. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal are payable monthly in 72 equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Wintrust under the Wintrust LSA, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Wintrust LSA. As of June 30, 2022, the Company had $0.2 million outstanding under the Wintrust LSA.

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

On January 31, 2022, NG Advantage entered into a second amendment to the Berkshire ALA pursuant to which Berkshire Bank agreed to extend additional new term loans with an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bears interest at an annual interest rate of 5% and has a maturity date of January 31, 2027. Payments for interest and principal are due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 are collateralized by various trailers and station assets of NG Advantage, and prepayment of the outstanding principal is permitted and subject to prepayment premiums. Financial and non-financial covenants of the Berkshire Term Loan 2 are consistent with those under the Berkshire ALA. As of June 30, 2022, the Company was in compliance with the covenants under the Berkshire ALA. NG Advantage used the proceeds from the Berkshire Term Loan 2 to repay in full the outstanding balances of certain other financing obligations to unrelated lenders. As a result of the full repayment of NG Advantage’s financing obligations to unrelated lenders, for the six months ended June 30, 2022, the Company recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying condensed consolidated statements of operations. No loss on extinguishment of debt was recognized during the three months ended June 30, 2022.

In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million, classified in “Restricted cash” on the accompanying condensed consolidated balance sheets as of December 31, 2021, to the Company related to the Company’s limited guaranty under the Berkshire ALA. Concurrently, the Company issued a $7.0 million irrevocable standby letter of credit to Berkshire Bank as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is valid until specified release conditions are satisfied and is collateralized by the Plains LSA (as defined below).

The amended Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit which bears interest at the greater of the Prime Rate or 3.00%, plus 0.25% and has a maturity date of July 31, 2023. As of June 30, 2022, NG Advantage had no amounts outstanding on the revolving line of credit.

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

On March 1, 2018, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “First National MLA”) with First National Capital, LLC (“First National”). Pursuant to the First National MLA, NG Advantage received $6.3 million in cash, net of fees and the first month’s lease payment for CNG trailers and simultaneously leased CNG trailers back from First National for six years commencing March 1, 2018 with interest and principal payable in 72 equal monthly installments at an annual rate of 9.28%. On January 31, 2022, NG Advantage used proceeds from the Berkshire Term Loan 2 and $0.8 million in deposits held with First National to repay in full the remaining outstanding financing obligations under the First National MLA. The application of $0.8 million in deposits to extinguish financing obligations under the First National MLA was excluded from the accompanying condensed consolidated statements of cash flows as it was a non-cash financing activity. As of June 30, 2022, no amounts were outstanding under the First National MLA.

On December 20, 2018 (the “Closing Date”), NG Advantage entered into a purchase agreement to sell a compression station for $7.0 million to an entity the member owners of which were noncontrolling interest member owners of NG Advantage. On the Closing Date and immediately following the consummation of the sale of the compression station, NG Advantage entered into a lease agreement with the buyer of the station pursuant to which the station was leased back to NG Advantage for a term of five years with monthly rent payments equal to $0.1 million at an annual rate of 12.0%. On January 31, 2022, NG Advantage used proceeds from the Berkshire Term Loan 2 to repay in full the remaining outstanding financing obligations related to the lease agreement for the compression station. As of June 30, 2022, no amounts were outstanding.

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which provides the Company a $20.0 million revolving line of credit through May 1, 2022. In May 2022, the Plains LSA was renewed and extended through May 1, 2023. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of June 30, 2022, no amounts were outstanding under the Plains LSA, and the Company was in compliance with the covenants under the Plains LSA.

On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Plains LSA, reducing the amount available under the Plains LSA from $20.0 million to $18.0 million. On January 31, 2022, the Company issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is collateralized by the Plains LSA, reducing the amount available under the Plains LSA to $11.0 million. As of June 30, 2022, no amounts have been drawn under the standby letters of credit.

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75% with a weighted-average interest rate of 4.34% and 4.31% as of December 31, 2021 and June 30, 2022, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2022 (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Net loss attributable to Clean Energy Fuels Corp.	$(79,667)	$(13,235)	$(86,836)	$(37,426)

Weighted-average common shares outstanding	207,047,221	222,433,900	203,043,580	222,496,426
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	207,047,221	222,433,900	203,043,580	222,496,426
Basic and diluted loss per share	$(0.38)	$(0.06)	$(0.43)	$(0.17)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Stock options	9,028,347	16,410,764	9,028,347	16,410,764
Restricted stock units	1,241,306	680,191	1,241,306	680,191
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	69,037,367	75,858,669	69,037,367	75,858,669

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2021 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Stock-based compensation expense, net of $0 tax in 2021 and 2022	$3,419	$6,468	$6,786	$14,721

As of June 30, 2022, there was $36.9 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based and market-based stock options and service-based restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.7 years. As of June 30, 2022, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $4.7 million.

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

Non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) associated with the Amazon Warrant are recognized as Amazon and its affiliates purchase fuel and vesting conditions become probable of being achieved, based on the grant date fair value of the Amazon Warrant.

The following table summarizes the Amazon Warrant activity for the six months ended June 30, 2022:

Warrant
Shares
Outstanding and unvested as of December 31, 2021	44,077,779
Granted	—
Vested	(587,704)
Outstanding and unvested as of June 30, 2022	43,490,075

587,704 shares of the Amazon Warrant vested on March 26, 2022 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $78.1 million and $4.8 million during the three months ended June 30, 2021 and 2022, respectively, and $78.1 million and $8.5 million during the six months ended June 30, 2021 and 2022, respectively. Amazon Warrant Charges recognized during the three and six months ended June 30, 2021 included $76.6 million from the immediate vesting of a portion of the Amazon Warrant and $1.5 million from customer fuel purchases. Amazon Warrant Charges for the three and six months ended June 30, 2022 were related to customer fuel purchases. As of June 30, 2022, the Company had a customer incentive asset of $30.0 million classified in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of June 30, 2022, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. For the six months ended June 30, 2022, the Company repurchased 1,190,254 shares of its common stock under the Repurchase Program for a total cost of $6.1 million (exclusive of fees and commissions). As of June 30, 2022, the Company had utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock and had a total of $26.5 million of authorized funds remaining under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended June 30, 2021 and 2022, and $0.1 million for each of the six months ended June 30, 2021 and 2022. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three and six months ended June 30, 2021 and 2022 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the six months ended June 30, 2022 by $1.4 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant. The net interest incurred was immaterial for the three and six months ended June 30, 2021 and 2022.

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

bpJV Capital Call Contribution

In December 2021, the bpJV issued the bpJV Capital Call in the amount of $143.2 million, which required bp and the Company each to contribute $71.6 million. Proceeds from the bpJV Capital Call will be used to fund working capital needs and to fund RNG production facility projects undertaken by the bpJV. As of June 30, 2022, the Company had paid its remaining, outstanding contribution balance of $51.6 million to the bpJV. On March 30, 2022, the bpJV issued the bpJV Capital Call 2 for $76.2 million to support bpJV’s RNG project development and working capital needs. The bpJV Capital Call 2 requires that bp and the Company each contribute $38.1 million on or prior to September 30, 2022. As of June 30, 2022, no capital contribution under the bpJV Capital Call 2 had been paid by the Company or bp.

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

During each of the three months ended June 30, 2021 and 2022, the Company recognized $0.1 million in “Interest income” on its lease receivables. During each of the six months ended June 30, 2021 and 2022, the Company recognized $0.2 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of June 30, 2022 (in thousands):

Fiscal year:
Remainder of 2022	$481
2023	962
2024	962
2025	962
2026	1,034
Thereafter	2,324
Total minimum lease payments	6,725
Less amount representing interest	(1,686)
Present value of lease receivables	$5,039

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company has been eligible to receive AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2021. The AFTC was equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. AFTC is currently unavailable for vehicle fuel sales made after December 31, 2021.

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

Note 20—Related Party Transactions

TotalEnergies S.E.

During the three and six months ended June 30, 2021, the Company recognized revenue of $0.9 million and $1.6 million, respectively, related to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business and from settlements on commodity swap contracts (Note 6). During the three and six months ended June 30, 2022, the Company recognized revenue of $1.5 million and $2.9 million, respectively, related to equipment lease revenue and LNG sold to TotalEnergies and its affiliates in the ordinary course of business. As of December 31, 2021 and June 30, 2022, the Company had receivables from TotalEnergies of $1.4 million and $1.5 million, respectively.

During the three and six months ended June 30, 2021, the Company paid TotalEnergies $0.5 million and $1.0 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). During the three and six months ended June 30, 2022, the Company paid TotalEnergies $2.8 million and $3.6 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts, and the guaranty fee under the CSA. As of December 31, 2021, the amount due to TotalEnergies was $0.1 million. As of June 30, 2022, total payables due to TotalEnergies were immaterial.

SAFE&CEC S.r.l.

During the three and six months ended June 30, 2021, the Company received $0.0 million and $0.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. During the three and six months ended June 30, 2022, the Company received $0.1 million and $0.1 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. The receivables balance as of December 31, 2021 was immaterial. As of June 30, 2022, the Company had receivables from SAFE&CEC S.r.l. of $0.1 million.

During the three and six months ended June 30, 2021, the Company paid SAFE&CEC S.r.l. $1.7 million and $2.5 million, respectively, for parts and equipment in the ordinary course of business. During the three and six months ended

June 30, 2022, the Company paid SAFE&CEC S.r.l. $1.6 million and $5.7 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2021 and June 30, 2022, the Company had payables to SAFE&CEC S.r.l. of $0.2 million and $0.4 million, respectively.

TotalEnergies JV and bpJV

Pursuant to LLC agreements under the TotalEnergies JV and the bpJV, the Company manages the day-to-day operations of RNG projects under the joint ventures in exchange for management fees. During the three and six months ended June 30, 2022, the Company recognized management fee revenue of $0.3 million and $0.6 million, respectively, related to the TotalEnergies JV and the bpJV. No management fee revenue was recognized during the three and six months ended June 30, 2021. As of December 31, 2021 and June 30, 2022, the Company had receivables from the two joint ventures of $0.4 million and $0.3 million, respectively.

Note 21—Subsequent Events

On July 7, 2022, the Company entered into an amendment to the Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement between Pilot Travel Centers LLC (“Pilot”) and Clean Energy, dated August 2, 2010, to decommission and remove certain fueling stations located on Pilot’s premises in accordance with a phased removal schedule. The removal of the fueling stations is anticipated to commence in the third quarter of 2022 and is expected to be completed by the end of the first quarter of 2023. Total costs related to the removal of the fueling stations are estimated to be approximately $8.7 million, consisting of asset retirement obligation charges and accelerated depreciation expense related to changes in depreciable life of the affected station assets.

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

The preceding list is not intended to be an exhaustive list of all topics addressed by our forward-looking statements. Although the forward-looking statements we make reflect our good faith judgment based on available information, they are only predictions. Accordingly, our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed under “Risk Factors” in Part II, Item 1A of this report, as such factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face. Nor can we assess the effect of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as guarantees of future events.

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are 3.9 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of diesel per year. We deliver RNG to the transportation market through 558 fueling stations we own, operate or supply in 42 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 26 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of June 30, 2022, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

Impact of COVID-19

The COVID-19 pandemic has had an adverse effect on the volume of our sales, which we saw bottom in the second quarter of 2020. We have since seen improvement in volumes, with volumes delivered for the second quarter of 2022 5% higher compared to the second quarter of 2021, 19% higher compared to the second quarter of 2020, and 7% higher compared to the second quarter of 2019. We continue to see significant improvement in our volumes delivered in the public transit customer markets and airports (fleet services), which increased by 8% and 24%, respectively, during the three months ended June 30, 2022, compared to the prior year period. The increase in volumes delivered in the second quarter of 2022 compared to that in the second quarter of 2021 was primarily due to COVID-19 restrictions being lifted and an increase in travel generally. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $187.5 million as of June 30, 2022 and $8.2 million of current debt. We have collected a significant portion of receivables relating to alternative fuel excise tax credits (“AFTC”) generated from fuel sales during 2021 in the first half of 2022. We also believe AFTC will be reinstated during 2022 based on our historical experience and apply retroactively to vehicle fuel sales made beginning January 1, 2022, and we anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above. However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. If AFTC is not extended after 2021, then our anticipated revenue from AFTC would be materially adversely affected. See Part II, Item 1A. “Risk Factors” of this report.

Inflation, Labor Shortage, Material Availability and Interest Rate

During the six months ended June 30, 2022, we have experienced increases in commodity and supply chain costs due to inflationary pressures. Additionally, effects stemming from the COVID-19 pandemic have caused disruptions in labor supply and in supply chain, leading to shortages of certain materials and equipment and higher labor costs. The future duration and extent of these pressures and effects are difficult to predict. Although we have partially offset these increased costs through price increases for our products and services, our efforts to manage the current inflationary pressure and to recover inflation-based cost increases from our customers may be hampered by the structure of our contracts as well as the competitive and economic conditions of the markets in which we serve. For more information, see “Risk Factors” in Part II, Item 1A of this report.

The majority of our debt outstanding represents long-term loans bearing fixed rates of interest. Changes in market interest rates do not affect the interest expense incurred from these outstanding long-term debt instruments. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. In addition, our SG Loans bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2021	2022	2021	2022
Volume-related (1) (2)	$(10.8)	$91.2	$57.3	$171.2
Station construction sales	6.1	6.0	10.6	9.3
AFTC (3)	5.2	—	9.7	0.2
Total	$0.5	$97.2	$77.6	$180.7
(1)	Our volume-related revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, performance of O&M services, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our volume of fuel and O&M services delivered in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6. Additionally, a discussion of volume-related revenue is included below under “Results of Operations.” The following table summarizes our volume-related revenue in the periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2021	2022	2021	2022
Fuel sales and performance of O&M services (2)	$(21.8)	$78.4	$38.8	$148.1
Change in fair value of derivative instruments (4)	(0.5)	(1.1)	(2.5)	(2.1)
RIN Credits	8.2	9.8	13.8	17.7
LCFS Credits	3.3	4.1	7.2	7.5
Total volume-related revenue	$(10.8)	$91.2	$57.3	$171.2
(2)	Includes $78.1 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and six months ended June 30, 2021. Includes $4.8 million and $8.5 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant for the three and six months ended June 30, 2022, respectively.

(3)	Represents the federal alternative fuel excise tax credit that we refer to as AFTC. AFTC was available for vehicle fuel sales made through December 31, 2021. AFTC may not be reinstated for vehicle fuel sales made after December 31, 2021.
(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of RNG, CNG and LNG GGEs delivered (which we define as (i) the volume of GGEs we sell to our customers as fuel, plus (ii) the volume of GGEs dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, plus (iii) our proportionate share of the GGEs sold as CNG by our joint venture with Mansfield Ventures, LLC and Mansfield Clean Energy Partners, LLC (“MCEP”)), (2) our station construction cost of sales, (3) our gross margin (which we define as revenue minus cost of sales), and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2019, 2020 and 2021 and for the three and six months ended June 30, 2021 and 2022:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs delivered (in millions)	2019	2020	2021	2021	2022	2021	2022
CNG (1)	335.7	321.0	347.4	88.5	92.5	167.1	174.9
LNG	65.1	61.5	55.2	12.9	14.4	26.7	27.8
Total	400.8	382.5	402.6	101.4	106.9	193.8	202.7

RNG sold as vehicle fuel is included in the CNG or LNG amounts in the table above as applicable based on the form in which it was sold. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2019, 2020 and 2021 and for the three and six months ended June 30, 2021 and 2022, were as follows:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs of RNG delivered (in millions)	2019	2020	2021	2021	2022	2021	2022
CNG	112.5	124.4	146.0	35.8	43.1	65.9	77.7
LNG	30.8	28.9	21.0	7.1	6.9	14.0	12.0
Total	143.3	153.3	167.0	42.9	50.0	79.9	89.7

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs delivered (in millions)	2019	2020	2021	2021	2022	2021	2022
O&M services	158.5	138.5	148.4	38.1	39.0	73.2	74.7
Fuel (1)	162.4	157.6	164.1	40.3	44.5	77.8	83.0
Fuel and O&M services (2)	79.9	86.4	90.1	23.0	23.4	42.8	45.0
Total	400.8	382.5	402.6	101.4	106.9	193.8	202.7

RNG sold as vehicle fuel is included in the table above as applicable based on the services provided. GGEs of RNG sold as vehicle fuel for the years ended December 31, 2019, 2020 and 2021 and for the three and six months ended June 30, 2021 and 2022, were as follows:

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
GGEs of RNG delivered (in millions)	2019	2020	2021	2021	2022	2021	2022
Fuel	87.3	86.2	88.0	23.6	30.6	42.8	52.2
Fuel and O&M services (2)	56.0	67.1	79.0	19.3	19.4	37.1	37.5
Total	143.3	153.3	167.0	42.9	50.0	79.9	89.7

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Other operating data (in millions)	2019	2020	2021	2021	2022	2021	2022
Station construction cost of sales	$23.5	$24.0	$15.0	$5.5	$5.1	$9.5	$8.2
Gross margin (3) (4) (5)	$132.0	$106.3	$40.0	$(46.4)	$25.2	$(19.7)	$44.4
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (5)	$20.4	$(9.9)	$(93.1)	$(79.7)	$(13.2)	$(86.8)	$(37.4)
(1)	As noted above, amounts include our proportionate share of the GGEs sold as CNG by our joint venture with MCEP. GGEs sold by this joint venture were 0.4 million, 0.3 million and 0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively, 0.1 million for each of the three months ended June 30, 2021 and 2022, and 0.1 million and 0.3 million for the six months ended June 30, 2021 and 2022, respectively.
(2)	Represents GGEs at stations where we provide both fuel and O&M services.
(3)	Includes the following amounts of AFTC revenue: $47.1 million, $19.8 million and $20.7 million for the years ended December 31, 2019, 2020 and 2021, respectively, $5.2 million and $9.7 million for the three and six months ended June 30, 2021, respectively, and $0.2 million for the six months ended June 30, 2022. No AFTC revenue is included for the three months ended June 30, 2022.
(4)	Gross margin includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(6.6) million, $2.1 million and $(3.5) million for the years ended December 31, 2019, 2020 and 2021, respectively, $(0.5) million and $(1.1)million for the three months ended June 30, 2021 and 2022, respectively, and $(2.5) million and $(2.1) million for the six months ended June 30, 2021 and 2022, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.
(5)	Includes $83.6 million of non-cash stock-based sales incentive contra-revenue charges for the year ended December 31, 2021 relating to the Amazon Warrant, $78.1 million for the three and six months ended June 30, 2021, and $4.8 million and $8.5 million for the three and six months ended June 30, 2022, respectively. No amounts of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant were recorded for the years ended December 31, 2019 and 2020.

Recent Developments

NG Advantage Debt Refinancing. On January 31, 2022, NG Advantage entered into a second amendment to the Amended and Restated Loan and Security Agreement with Berkshire Bank (the “Berkshire ALA”) pursuant to which Berkshire Bank agreed to extend new term loans in an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bears interest at an annual interest rate of 5% and has a maturity date of January 31, 2027. Payments for interest and principal are due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 are collateralized by NG Advantage’s trailers and station assets, and prepayment of the outstanding principal is permitted and subject to prepayment premiums. NG Advantage used the proceeds from the Berkshire Term Loan 2 to extinguish $11.1 million of existing financing obligations, consisting of $10.4 million in cash payoffs and an application of $0.8 million in deposits held with the former lenders. As a result of the extinguishment, we recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022. In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million, classified in “Restricted cash” on the accompanying condensed consolidated balance sheets as of December 31, 2021, to the Company related to the Company’s limited guaranty under the Berkshire ALA.

NG Advantage Fixed Supply Commitment. NG Advantage had entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity through February 2022. In connection with that arrangement, in February 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guaranteed NG Advantage’s payment obligations to bp in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. On February 28, 2022, the supply arrangement between NG Advantage and bp expired. Upon termination of the supply arrangement between NG Advantage and bp, we provided our notice to bp of termination, and our guaranty remained in effect until thirty days following our notice. As of June 30, 2022, our obligations under the guaranty agreement were fully released.

bp Joint Venture. On June 30, 2022, we satisfied our capital contribution commitment under the first bpJV capital call and paid the outstanding contribution balance of $51.6 million to the bp Joint Venture (“bpJV”). In March 2022, the

bpJV issued a second capital call (the “bpJV Capital Call 2”) in the amount of $76.2 million to provide capital for anaerobic digester gas (“ADG”) RNG projects under the bpJV and to fund bpJV’s working capital needs. Pursuant to the bpJV Capital Call 2, we and bp are each required to contribute $38.1 million to the bpJV on or prior to September 30, 2022. As of June 30, 2022, no capital contribution under the bpJV Capital Call 2 had been paid by us or bp, and we and bp each own 50% of the bpJV.

Plains Credit Facility. On January 31, 2022, we issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is valid until specified release conditions are satisfied and is collateralized by the Plains LSA (as defined in Note 12). As of June 30, 2022, no amounts have been drawn under the standby letter of credit.

Share Repurchase Program. On March 12, 2020, our Board of Directors approved a share repurchase program (the “Repurchase Program”) for up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock. On December 7, 2021, our Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time. For the six months ended June 30, 2022, we repurchased 1,190,254 shares of our common stock under the Repurchase Program for a total cost of $6.1 million (exclusive of fees and commissions) at an average price of $5.12 per share. As of June 30, 2022, we had utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of our common stock and had a total of $26.5 million of authorized funds remaining under the Repurchase Program.

Fueling Stations Removal Obligations. On July 7, 2022, we entered into an amendment to our Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers LLC (“Pilot”), dated August 2, 2010, to decommission and remove certain fueling stations located on Pilot’s premises as agreed to in a phased removal schedule. The removal of the fueling stations is anticipated to commence in the third quarter of 2022 and is expected to be completed by the end of the first quarter of 2023. We estimate that total costs related to the removal of the fueling stations will be approximately $8.7 million, consisting of asset retirement obligation charges and accelerated depreciation expense related to changes in depreciable life of the affected station assets.

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

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Also, other important markets, including airports, refuse and public transit, experienced slowdowns in volume and customer growth in 2021 and in the six months ended June 30, 2022. Slower growth may continue if the effects of the COVID-19 pandemic linger, as well as due to other unfavorable macroeconomic events, including inflationary pressures.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. For example, from approximately the beginning of June 2019 to January 2020, market prices for RINs trended to historical lows. Although RIN prices have generally increased since late January 2020, prices have fluctuated significantly during 2021 and into 2022 and will likely continue to be volatile. Further, LCFS Credit prices have fluctuated significantly during 2021 and into 2022 and will likely continue to be volatile.

In addition, based on our historical experience, we believe AFTC will be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022. We anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above under “Impact of COVID-19.” However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. If AFTC is not extended after 2021, then our anticipated revenue from AFTC would be materially adversely affected. See Part II, Item 1A. “Risk Factors” of this report.

The market price of our common stock can be volatile and unpredictable. If a decline of our market capitalization were sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in material non-cash charges and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of June 30, 2022, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2021 Form 10-K. During the six months ended June 30, 2022, there were no material changes to these activities.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30,
	2021	2022
Statements of Operations Data:
Revenue:
Product revenue	(1,867.7)%	88.3%
Service revenue	1,967.7	11.7
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	8,602.9	67.8
Service cost of sales	1,170.2	6.3
Selling, general and administrative	4,501.3	27.2
Depreciation and amortization	2,371.0	10.9
Total operating expenses	16,645.4	112.2
Operating loss	(16,545.4)	(12.2)
Interest expense	(208.8)	(0.8)
Interest income	50.0	0.5
Other income, net	34.6	—
Income (loss) from equity method investments	25.2	(1.2)
Loss before income taxes	(16,644.4)	(13.7)
Income tax expense	(11.7)	(0.1)
Net loss	(16,656.1)	(13.8)
Loss attributable to noncontrolling interest	58.8	0.1
Net loss attributable to Clean Energy Fuels Corp.	(16,597.3)%	(13.7)%

Revenue. Revenue increased by $96.7 million to $97.2 million in the three months ended June 30, 2022, from $0.5 million in the three months ended June 30, 2021. Revenue for the three months ended June 30, 2021 was negatively affected by the Amazon Warrant Charges (see Note 14) of $78.1 million compared to $4.8 million for the three months ended June 30, 2022. Excluding the effect of the Amazon Warrant Charges, the increase in revenue was primarily due to an increase in volume-related revenue, partially offset by a decrease in AFTC revenue of $5.2 million, an increase in unrealized loss from the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, and lower station construction sales.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $29.4 million between periods, attributable to an increase in gallons delivered and an increase in the effective price per gallon. The effect to volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $(0.6) million, as we recognized an unrealized loss of $0.5 million in 2021 compared to an unrealized loss of $1.1 million in 2022 (see Note 6 for more information).

Our effective price per gallon increased by $0.24 per gallon to $0.91 per gallon in the three months ended June 30, 2022, compared to $0.67 per gallon in the three months ended June 30, 2021, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. Our effective price per gallon is defined as revenue generated from selling RNG and conventional natural gas, and any related Environmental Credits and providing O&M services to our vehicle fleet customers at stations we do not own and for which we receive a per-gallon or fixed fee, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective price per gallon was primarily due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $0.1 million between periods due to decreased construction activities as a result of permitting and utility delays associated with the ongoing effects of COVID-19.

AFTC revenue decreased by $5.2 million between periods due to the expiration of the AFTC program after December 31, 2021. Based on our historical experience, we expect AFTC will be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022. However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. See Part II, Item 1A. “Risk Factors” of this report.

Cost of sales. Cost of sales increased by $25.2 million to $72.1 million in the three months ended June 30, 2022, from $46.9 million in the three months ended June 30, 2021. This increase was primarily due to an increase in gallons delivered, and an increase in our effective cost per gallon delivered, partially offset by a decrease in the cost of station construction activities.

Our effective cost per gallon increased by $0.22 per gallon to $0.63 per gallon in the three months ended June 30, 2022 from $0.41 per gallon in the three months ended June 30, 2021. Our effective cost per gallon is defined as the total costs associated with delivering our fuels, including commodity costs, transportation fees, liquefaction charges, and other site operating costs, plus the total cost of providing O&M services at stations that we do not own and for which we receive a per-gallon or fixed fee, including direct technician labor, indirect supervisor and management labor, repair parts and other direct maintenance costs, all divided by the total GGEs delivered less GGEs delivered by non-consolidated entities, such as entities that are accounted for under the equity method. The increase in our effective cost per gallon was due to higher commodity prices and transportation costs.

Selling, general and administrative. Selling, general and administrative expenses increased by $4.9 million to $26.5 million in the three months ended June 30, 2022, from $21.6 million in the three months ended June 30, 2021. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021, an increase in salaries, bonuses and benefits, and an increase in travel and general business expense.

Depreciation and amortization. Depreciation and amortization decreased by $0.8 million to $10.6 million in the three months ended June 30, 2022, from $11.4 million in the three months ended June 30, 2021, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense decreased by $0.3 million to $0.7 million in the three months ended June 30, 2022, from $1.0 million in the three months ended June 30, 2021, primarily due to lower outstanding indebtedness and lower average interest rates between periods.

Other income, net. Other income, net decreased by $0.2 million to $0.0 million in the three months ended June 30, 2022, from $0.2 million in the three months ended June 30, 2021, primarily due to certain other fees earned in the prior year period.

Income (loss) from equity method investments. Income (loss) from equity method investments changed by $1.3 million to loss of $(1.2) million in the three months ended June 30, 2022, from an income of $0.1 million in the three months ended June 30, 2021, primarily due to the operating results of SAFE&CEC S.r.l, the bpJV and the TotalEnergies JV.

Income tax expense. Income tax expense remained consistent at $0.1 million for each of the three months ended June 30, 2021 and June 30, 2022. The expense is primarily composed of deferred taxes associated with goodwill and the Company’s expected state tax expense, which was consistent between the periods.

Loss attributable to noncontrolling interest. During the three months ended June 30, 2022 and 2021, we recorded a gain of $0.1 million and $0.3 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2021 periods.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended
	June 30,
	2021	2022
Statements of Operations Data:
Revenue:
Product revenue	75.7%	87.6%
Service revenue	24.3	12.4
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	110.9	68.4
Service cost of sales	14.4	7.1
Selling, general and administrative	55.5	30.1
Depreciation and amortization	29.8	12.1
Total operating expenses	210.6	117.7
Operating loss	(110.6)	(17.7)
Interest expense	(3.1)	(2.1)
Interest income	0.6	0.4
Other income, net	1.1	—
Loss from equity method investments	(0.4)	(1.6)
Loss before income taxes	(112.4)	(21.0)
Income tax expense	(0.2)	(0.1)
Net loss	(112.6)	(21.1)
Loss attributable to noncontrolling interest	0.7	0.3
Net loss attributable to Clean Energy Fuels Corp.	(111.9)%	(20.8)%

Revenue. Revenue increased by $103.1 million to $180.7 million in the six months ended June 30, 2022, from $77.6 million in the six months ended June 30, 2021. Revenue for the six months ended June 30, 2021 was negatively affected by the Amazon Warrant Charges (see Note 14) of $78.1 million compared to $8.5 million for the six months ended June 30, 2022. Excluding the effect of the Amazon Warrant Charges, the increase in revenue was primarily due to an increase in volume-related revenue and a decrease in unrealized loss from the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, partially offset by a decrease in AFTC revenue of $9.5 million and lower station construction sales.

Volume-related revenue, excluding the effects of the change in fair value of our commodity swap and customer contracts entered in connection with our Zero Now truck financing program and the Amazon Warrant Charges, increased by $44.0 million between periods, attributable to an increase in gallons delivered and a higher effective price per gallon delivered. The effect on volume-related revenue as a result of the change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program was $0.4 million, as we recognized an unrealized loss of $2.5 million in 2021 compared to an unrealized loss of $2.1 million in 2022 (see Note 6 for more information).

Our effective price per gallon increased by $0.19 per gallon to $0.90 per gallon in the six months ended June 30, 2022, compared to $0.71 per gallon in the six months ended June 30, 2021, excluding the effects of the change in fair value of derivative instruments and Amazon Warrant Charges discussed above. The increase in our effective price per gallon was due to higher RIN and natural gas prices, and a favorable fuel price mix, which is based on the variation of fuel types and locations where we deliver fuel.

Station construction sales decreased by $1.3 million between periods due to decreased construction activities as a result of permitting and utility delays associated with the ongoing effects of COVID-19.

AFTC revenue decreased by $9.5 million between periods due to the expiration of the AFTC program after December 31, 2021. Based on our historical experience, we expect AFTC will be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022. However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. See Part II, Item 1A. “Risk Factors” of this report.

Cost of sales. Cost of sales increased by $39.0 million to $136.3 million in the six months ended June 30, 2022, from $97.3 million in the six months ended June 30, 2021. This increase was primarily due to an increase in gallons delivered and an increase in our effective cost per gallon delivered, partially offset by a decrease in the cost of station construction activities.

Our effective cost per gallon increased by $0.18 per gallon to $0.63 per gallon in the six months ended June 30, 2022, from $0.45 per gallon in the six months ended June 30, 2021. The increase in our effective cost per gallon was due to higher commodity prices and transportation costs.

Selling, general and administrative. Selling, general and administrative expenses increased by $11.4 million to $54.4 million in the six months ended June 30, 2022, from $43.0 million in the six months ended June 30, 2021. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021, an increase in salaries, bonuses and benefits, and an increase in travel and general business expense.

Depreciation and amortization. Depreciation and amortization decreased by $1.2 million to $21.9 million in the six months ended June 30, 2022, from $23.1 million in the six months ended June 30, 2021, primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense increased by $1.4 million to $3.8 million in the six months ended June 30, 2022, from $2.4 million in the six months ended June 30, 2021. This increase was primarily due to a loss from extinguishment of debt of $2.3 million recognized during the first quarter of 2022 relating to the full repayment of certain financing obligations of NG Advantage. The increase is partially offset by lower outstanding indebtedness between periods.

Other income, net. Other income, net decreased by $0.8 million to $0.0 million in the six months ended June 30, 2022, from $0.8 million in the six months ended June 30, 2021, primarily due to certain other fees earned in the prior year period.

Loss from equity method investments. Loss from equity method investments increased by $2.6 million to $2.9 million in the six months ended June 30, 2022, from $0.3 million in the six months ended June 30, 2021, primarily due to the operating results of SAFE&CEC S.r.l., the bpJV and the TotalEnergies JV.

Income tax expense. Income tax expense was $0.1 million for each of the six months ended June 30, 2021 and June 30, 2022. The expense is primarily composed of deferred taxes associated with goodwill and the Company’s expected state tax expense, which was consistent between the periods.

Loss attributable to noncontrolling interest. During the six months ended June 30, 2022 and 2021, we recorded a gain of $0.5 million and $0.6 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2021 periods.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the discontinuance of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any capital calls related to the TotalEnergies JV, bpJV, or any other joint venture we may enter into in the future; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, the effects of COVID-19, grants and incentives, if any; fluctuations in commodity, station construction and labor costs; environmental credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments.

Cash Flows

Cash provided by operating activities was $32.2 million in the six months ended June 30, 2022, compared to cash provided by operating activities of $12.9 million in the comparable 2021 period. The increase in cash provided by operating activities was primarily attributable to changes in working capital from the comparable 2021 period, resulting from the timing of receipts and payments of cash in the six months ended June 30, 2022.

Cash used in investing activities was $70.4 million in the six months ended June 30, 2022, compared to cash used in investing activities of $150.4 million in the comparable 2021 period. The decrease in cash used in investing activities from the comparable 2021 period was primarily attributable to an increase in maturities and sales of our available-for-sale debt securities, partially offset by higher expenditures for property and equipment and RNG production projects.

Cash used in financing activities was $10.7 million in the six months ended June 30, 2022, compared to $158.4 million provided by financing activities in the comparable 2021 period. The decrease in cash provided by financing activities was primarily attributable to the net proceeds received from the issuance of common stock in connection with our ATM Programs in 2021. There were no ATM program activities in the comparable 2022 period.

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

Our business plan calls for approximately $63.5 million in capital expenditures in 2022. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2022, we anticipate deploying up to approximately $195.0 million to develop ADG RNG production facilities, which includes the $51.6 million paid on June 30, 2022 in connection with the bpJV Capital Call and the $38.1 million due by September 30, 2022 in connection with the bpJV Capital Call 2.

In addition, NG Advantage may spend up to $0.6 million in 2022 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $35.5 million in principal amount as of June 30, 2022, of which approximately $6.7 million, $2.9 million, $3.9 million, $11.4 million, and $10.6 million is expected to become due in 2022, 2023, 2024, 2025, and 2026, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $1.9 million in 2022, $0.9 million of which had been paid when due as of June 30, 2022. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $66.9 million as of June 30, 2022, of which approximately $3.1 million, $6.3 million, $6.3 million, $6.2 million, $6.1 million and $38.9 million is expected to become due in 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

In addition, in connection with implementing our Zero Now truck financing program, we have entered into agreements that permit us to incur a material amount of additional debt on a delayed draw basis and obligate us to make interest and other fee payments that vary in amount depending on the outstanding principal of this debt and certain other factors; none of this potential debt nor the related interest and other payments are included in the foregoing estimates, other than the principal amount of $4.5 million outstanding as of June 30, 2022. Our ability to draw additional debt under these agreements expired on January 2, 2022.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of June 30, 2022, we had total cash and cash equivalents and short-term investments of $187.5 million, compared to $229.2 million as of December 31, 2021.

In addition, we expect AFTC will be reinstated during 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022, and we anticipate AFTC revenue to be approximately $21.2 million for 2022 after giving consideration to the effect of COVID-19 described above under “Impact of COVID-19.” However, there can be no assurance that AFTC will be reinstated for any portion of 2022, if at all. If AFTC is not extended after 2021, then our anticipated revenue from AFTC would be materially adversely affected. See Part II, Item 1A. “Risk Factors” of this report.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and Part II, Item 1A. “Risk Factors” of this report.

Subject to the following paragraph, we believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and current or future financing activities will satisfy our expected business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments, share repurchases or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources. Moreover, we may use our cash resources faster than we predict due to unexpected expenditures, the effects of COVID-19, or higher-than-expected expenses due to inflationary pressures or otherwise, in which case we may need to seek capital from alternative sources sooner than we anticipate. The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of, and prices for, natural gas fuel sales and other volume-related activity, the effects of COVID-19, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $47.7 million;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of June 30, 2022, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023. The long-term natural gas purchase contract with a take-or-pay commitment, which required us to purchase minimum volumes of natural gas at index-based prices, expired in June 2022 and was not subsequently renewed.

In addition, as of June 30, 2022, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

NG Advantage had entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity through February 2022. In connection with that arrangement, in February 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guaranteed NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. On February 28, 2022, the supply arrangement between NG Advantage and bp expired. Upon termination of the supply arrangement between NG Advantage and bp, we provided our notice to bp of termination, and our guaranty remained in effect until thirty days following our notice. As of June 30, 2022, our obligations under the guaranty agreement were fully released.

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

Natural gas costs represented $111.8 million of our total cost of sales in 2021 and $80.4 million of our total cost of sales for the six months ended June 30, 2022.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of June 30, 2022, then a corresponding fluctuation in the fair value of our commodity swap contracts would have been approximately $1.8 million.

Foreign Currency Exchange Rate Risk

For the three months ended June 30, 2022, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2022, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.1 million, net.

Interest Rate Risk

As of June 30, 2022, we had $4.5 million of debt that bears interest at a rate equal to LIBOR or the Prime Rate plus a margin per annum. Thus, our interest expense would fluctuate with changes in LIBOR or the Prime Rate. If these rates were to each increase or decrease by 1% for the year, our annual interest expense would increase or decrease by approximately $0.1 million.

The SG Credit Agreement permitted us to draw loans through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR. Certain LIBOR tenors were discontinued after 2021 with other LIBOR tenors to be discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders under the credit agreements, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Risks Related to Our Business

The COVID-19 pandemic and measures intended to reduce its spread have affected, and may continue to adversely affect, our business, results of operations and financial condition.

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

We are subject to various risks and uncertainties because of the COVID-19 pandemic, including a further delay in the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels; a continued or further decrease in the volume of truck and fleet operations, including shuttle buses at airports, and lower-than-normal levels of public transportation generally, which have resulted and may continue to result in decreased demand for our vehicle fuels; and the impact of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may continue to result in, plant closures, decreased manufacturing capacity, and delays in deliveries.

The duration and extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution, public acceptance and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume and continue within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.  Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results because of its global economic impact, including any economic downturn or recession that has occurred or may occur. The adverse effect of the COVID-19 pandemic or other pandemics, epidemics, or infectious disease outbreaks on our business, results of operations and financial condition could be material.

Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other consumers of our RNG and conventional natural gas vehicle fuels. The market for our vehicle fuels has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of our vehicle fuels in heavy-duty trucking has been slower and more limited than we anticipated. Also, other important fleet markets, including airports and public transit, had slower volume and customer growth in 2019, 2020, 2021 and 2022 year-to-date that may continue. If the market for our vehicle fuels does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition, and operating results would be harmed.

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others:

●	Lack of demand for trucks that use our vehicle fuels;
●	Adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles powered by gasoline, diesel, RNG, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
●	Limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects;
●	Perceptions about the benefits of our vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
●	Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
●	Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders;
●	Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
●	The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;
●	Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels;
●	The availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
●	Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, droughts, financial condition of the applicable anaerobic digester gas (“ADG”) and landfill gas (“LFG”) source owner, health crises, including the ongoing COVID-19 pandemic, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, from the beginning of 2021 to 2022 year-to-date, market prices for RINs were as high as $3.81 and as low as $1.95. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs to provide credits, grants and incentives, such as an alternative fuel tax credit (“AFTC”), would also adversely impact our revenue.  The AFTC has not yet been extended for after 2021. Although we believe the AFTC ultimately will be reinstated and applied retroactively for the entire year 2022, there can be no assurance that this will happen. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

Our commercial success depends on our ability and the ability of our third-party supply sources to successfully develop and operate projects and produce expected volumes of RNG.

Our specific focus on RNG exposes us to risks related to the supply of and demand for RNG and Environmental Credits, the cost of capital expenditures, government regulation, and economic conditions, among other factors. As an RNG supplier we may also be negatively affected by lower RNG production resulting from lack of feedstock, mechanical breakdowns, faulty technology, competitive markets, or changes to the laws and regulations that mandate the use of renewable energy sources.

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather, labor disruptions, disputes, or increases in costs for equipment and construction materials; (iii) operating risks; (iv) weather conditions; (v) financial condition of the applicable source owner; (vi) health of the applicable dairy herd; (vii) consolidation in the dairy industry; (viii) budget overruns; (ix) possible liabilities because of unforeseen environmental, construction, technological or other complications; (x) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (xi) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations.  Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

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

The acquisition, financing, construction and development of projects involves numerous risks, including: the ability to obtain financing for a project on acceptable terms or at all; difficulties in identifying, obtaining, and permitting suitable sites for new projects; failure to obtain all necessary rights to land access and use; inaccuracy of assumptions with respect to the cost and schedule for completing construction; inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life; delays in deliveries or increases in the price of equipment; permitting and other regulatory issues, license revocation and changes in legal requirements; increases in the cost of labor, labor disputes and work stoppages; failure to receive quality and timely performance of third-party or utility services; unforeseen engineering and environmental problems; cost overruns; accidents involving personal injury or the loss of life; and weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation and the September 2020 Executive Order. Further, the supply of engines or vehicle product lines by these manufacturers has been and continues to be disrupted/delayed due to the COVID-19 pandemic and global supply chain issues. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

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

Livestock waste and dairy farm projects are more dependent on LCFS credits and RINS, and therefore have different economic models and risk profiles than, landfill facilities, and we may not be able to achieve the operating results we expect from these projects.

Livestock waste and dairy farm projects produce less RNG and have higher operating costs than landfill facilities. As a result, these projects are even more dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater effect on the success of livestock waste and dairy farm projects. RINs and LCFS Credit prices have fluctuated during 2021 and into 2022 and will likely continue to be volatile. A significant decline in the value of LCFS credits could adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We incurred pre-tax losses in 2018, 2020 and 2021 and in the six months ended June 30, 2022. During 2019, 2020, 2021 and the six months ended June 30, 2022, our results were positively affected by $47.1 million, $19.8 million, $20.7 million, and $0.2 million of AFTC revenue, respectively. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3 to the Condensed Consolidated Financial Statements)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

Various manufacturers have announced their plans to bring long-haul Class 8 commercial hydrogen- and battery- powered vehicles to the market. We will, however, be dependent on these manufacturers to succeed in our target markets, and we will have no influence over their activities. See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control,” above and elsewhere in these risk factors.

Increases, decreases and general volatility in oil, gasoline, diesel, natural gas and RNG prices could adversely affect our business.

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil, RNG, natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil, gasoline and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, geopolitical conditions, military conflicts such as the war in Ukraine, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

Many businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, private equity groups, commodity traders, truck stop and fuel station owners, fuel providers, gas marketers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows, the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Many of our competitors have substantially greater experience, customer bases, brand awareness and financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that affects the vehicle fuels market.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions. As of June 30, 2022, we had 30 nearly completed stations with a carrying amount of $54.2 million that were not open for fueling operations. We do not know when or if these stations will open, and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, especially given uncertainties related to the COVID-19 pandemic, and investors in our securities should not rely on the results of one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we may have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

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

We require capital to pay for capital expenditures, operating expenses, any mergers, acquisitions or strategic investments, capital calls related to our joint ventures, transactions or relationships we may pursue, and to make principal and interest payments on our indebtedness. If we cannot fund any of these activities with capital on-hand or cash provided by our operations, we may seek to obtain additional capital from other sources, such as by selling assets or pursuing debt or equity financing.

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

As of June 30, 2022, we have consolidated indebtedness of $35.4 million, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

Our payments of amounts owed under our various debt instruments will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments, and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt.

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

Federal or state laws, orders or regulations have been adopted, such as California’s AB 32 cap and trade law and the 2021 Executive Order, and may in the future be adopted that impose limits on GHG emissions or otherwise require the adoption of zero-emission electric vehicles. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory, regulatory, or standards-based organization (such as The World Business Council for Sustainable Development) programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions. See also the discussion above regarding the Advanced Clean Trucks regulation, the September 2020 Executive Order and the 2021 Executive Order under “Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.”

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties or otherwise adversely affect our business and ability to compete.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations, adoption of new regulations, or judicial rulings regarding such regulations, may result in significant additional expense to us or our customers. For example, in June 2020, California passed the Advanced Clean Trucks regulation, which seeks to have all new commercial vehicles sold in California have zero-emissions by 2045, in September 2020, California’s Governor issued the September 2020 Executive Order, which seeks to have 100% of medium- and heavy-duty vehicles in California be zero emission by 2045, and in December 2021, President Biden signed the 2021 Executive Order, which seeks to achieve 100% zero-emission vehicle acquisitions by the federal government by 2035. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained.  Our failure to comply with any applicable laws and regulations could result in a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition, and performance could be negatively affected.

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

After giving effect to the issuance of the Amazon Warrant, TotalEnergies Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns 42,581,801 shares of our common stock, or 19.2% of our outstanding shares of common stock as of June 30, 2022 (excluding 8,218,910 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing

4.999% of our outstanding common stock. Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

TotalEnergies or other large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors, mergers and acquisitions, or other extraordinary transactions. Amazon, through ownership by Amazon Holdings, could become a large stockholder if the Amazon Warrant were to vest further through additional fuel purchases from the Company pursuant to the Fuel Agreement, and Amazon Holdings were to exercise the Amazon Warrant to purchase vested Warrant Shares or Additional Warrant Shares and waive the Beneficial Ownership Limitation. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

The Repurchase Program does not obligate us to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Exchange Act.

The following table summarizes the share repurchase activity during the three months ended June 30, 2022 (in thousands, except share and per share amounts):

				Approximate
				Dollar Value
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
April 1, 2022 through April 30, 2022	—	$—	—	$29,610
May 1, 2022 through May 31, 2022	679,244	4.57	679,244	26,502
June 1, 2022 through June 30, 2022	—	—	—	26,502
Total	679,244	$4.57	679,244	$26,502

(a)	Exclusive of fees and commissions.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2022;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2022;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2022;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2022;
(v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2022; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 4, 2022	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)