Form 10-Q
period 2022-09-30
Clean Energy Fuels Corp.
filed 2022-11-08
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 222,428,143 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	September 30,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$99,448	$23,123
Short-term investments	129,722	110,989
Accounts receivable, net of allowance of $1,205 and $1,457 as of December 31, 2021 and September 30, 2022, respectively	87,433	92,161
Other receivables	24,447	35,112
Inventory	31,302	35,927
Prepaid expenses and other current assets	37,584	58,262
Total current assets	409,936	355,574
Operating lease right-of-use assets	42,537	45,144
Land, property and equipment, net	261,761	248,902
Restricted cash	7,008	—
Notes receivable and other long-term assets, net	56,189	28,155
Investments in other entities	109,811	193,428
Goodwill	64,328	64,328
Intangible assets, net	5,500	5,915
Total assets	$957,070	$941,446
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$12,845	$4,165
Current portion of finance lease obligations	846	939
Current portion of operating lease obligations	3,551	3,920
Accounts payable	24,352	31,038
Accrued liabilities	75,159	85,200
Deferred revenue	7,251	4,927
Derivative liabilities, related party	1,900	3,912
Total current liabilities	125,904	134,101
Long-term portion of debt	23,215	24,390
Long-term portion of finance lease obligations	2,427	2,223
Long-term portion of operating lease obligations	39,431	41,682
Long-term portion of derivative liabilities, related party	2,483	1,694
Other long-term liabilities	8,199	8,633
Total liabilities	201,659	212,723
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 222,684,923 shares and 222,413,908 shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively	22	22
Additional paid-in capital	1,519,918	1,543,511
Accumulated deficit	(771,242)	(817,641)
Accumulated other comprehensive loss	(1,622)	(4,877)
Total Clean Energy Fuels Corp. stockholders’ equity	747,076	721,015
Noncontrolling interest in subsidiary	8,335	7,708
Total stockholders’ equity	755,411	728,723
Total liabilities and stockholders’ equity	$957,070	$941,446

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Revenue:
Product revenue	$74,354	$113,360	$133,081	$271,720
Service revenue	11,741	12,327	30,637	34,688
Total revenue	86,095	125,687	163,718	306,408
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	48,254	79,710	134,356	203,258
Service cost of sales	7,547	7,565	18,757	20,314
Selling, general and administrative	22,303	26,501	65,350	80,909
Depreciation and amortization	11,092	20,539	34,208	42,485
Total operating expenses	89,196	134,315	252,671	346,966
Operating loss	(3,101)	(8,628)	(88,953)	(40,558)
Interest expense	(1,038)	(670)	(3,476)	(4,479)
Interest income	334	1,019	828	1,773
Other income, net	62	25	906	59
Loss from equity method investments	(355)	(728)	(660)	(3,598)
Loss before income taxes	(4,098)	(8,982)	(91,355)	(46,803)
Income tax expense	(60)	(106)	(199)	(223)
Net loss	(4,158)	(9,088)	(91,554)	(47,026)
Loss attributable to noncontrolling interest	224	115	784	627
Net loss attributable to Clean Energy Fuels Corp.	$(3,934)	$(8,973)	$(90,770)	$(46,399)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.43)	$(0.21)
Weighted-average common shares outstanding:
Basic and diluted	223,008,202	222,239,376	209,771,584	222,409,802

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2021	2022	2021	2022	2021	2022
Net loss	$(3,934)	$(8,973)	$(224)	$(115)	$(4,158)	$(9,088)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2021 and 2022	(838)	(1,901)	—	—	(838)	(1,901)
Unrealized losses on available-for-sale securities, net of $0 tax in 2021 and 2022	(26)	(187)	—	—	(26)	(187)
Total other comprehensive loss	(864)	(2,088)	—	—	(864)	(2,088)
Comprehensive loss	$(4,798)	$(11,061)	$(224)	$(115)	$(5,022)	$(11,176)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2021	2022	2021	2022	2021	2022
Net loss	$(90,770)	$(46,399)	$(784)	$(627)	$(91,554)	$(47,026)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of $0 tax in 2021 and 2022	(999)	(2,926)	—	—	(999)	(2,926)
Unrealized losses on available-for-sale securities, net of $0 tax in 2021 and 2022	(29)	(329)	—	—	(29)	(329)
Total other comprehensive loss	(1,028)	(3,255)	—	—	(1,028)	(3,255)
Comprehensive loss	$(91,798)	$(49,654)	$(784)	$(627)	$(92,582)	$(50,281)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock	1,323,814	—	3,216	—	—	—	3,216
Stock-based compensation	—	—	3,367	—	—	—	3,367
Net loss	—	—	—	(7,169)	—	(278)	(7,447)
Other comprehensive loss	—	—	—	—	(880)	—	(880)
Balance, March 31, 2021	199,815,018	20	1,198,374	(685,265)	(1,089)	9,066	521,106
Issuance of common stock, net of issuance costs	23,151,937	2	194,171	—	—	—	194,173
Stock-based compensation	—	—	3,419	—	—	—	3,419
Stock-based sales incentive charges	—	—	115,778	—	—	—	115,778
Net loss	—	—	—	(79,667)	—	(282)	(79,949)
Other comprehensive income	—	—	—	—	716	—	716
Balance, June 30, 2021	222,966,955	22	1,511,742	(764,932)	(373)	8,784	755,243
Issuance of common stock	118,514	—	390	—	—	—	390
Stock-based compensation	—	—	3,434	—	—	—	3,434
Stock-based sales incentive charges	—	—	886	—	—	—	886
Net loss	—	—	—	(3,934)	—	(224)	(4,158)
Other comprehensive loss	—	—	—	—	(864)	—	(864)
Balance, September 30, 2021	223,085,469	$22	$1,516,452	$(768,866)	$(1,237)	$8,560	$754,931

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411
Issuance of common stock	585,775	—	273	—	—	—	273
Repurchase of common stock	(511,010)	—	(3,001)	—	—	—	(3,001)
Stock-based compensation	—	—	8,253	—	—	—	8,253
Stock-based sales incentive charges	—	—	1,721	—	—	—	1,721
Net loss	—	—	—	(24,191)	—	(385)	(24,576)
Other comprehensive income	—	—	—	—	249	—	249
Balance, March 31, 2022	222,759,688	22	1,527,164	(795,433)	(1,373)	7,950	738,330
Issuance of common stock	96,728	—	300	—	—	—	300
Repurchase of common stock	(679,244)	—	(3,121)	—	—	—	(3,121)
Stock-based compensation	—	—	6,468	—	—	—	6,468
Stock-based sales incentive charges	—	—	2,307	—	—	—	2,307
Net loss	—	—	—	(13,235)	—	(127)	(13,362)
Other comprehensive loss	—	—	—	—	(1,416)	—	(1,416)
Balance, June 30, 2022	222,177,172	22	1,533,118	(808,668)	(2,789)	7,823	729,506
Issuance of common stock	236,736	—	744	—	—	—	744
Repurchase of common stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,964	—	—	—	5,964
Stock-based sales incentive charges		—	3,685	—	—	—	3,685
Net loss	—	—	—	(8,973)	—	(115)	(9,088)
Other comprehensive loss	—	—	—	—	(2,088)	—	(2,088)
Balance, September 30, 2022	222,413,908	$22	$1,543,511	$(817,641)	$(4,877)	$7,708	$728,723

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(91,554)	$(47,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,208	42,485
Provision for credit losses and inventory	955	1,606
Stock-based compensation expense	10,220	20,685
Stock-based sales incentive charges	80,237	15,500
Change in fair value of derivative instruments	2,240	1,606
Amortization of discount and debt issuance cost	27	(862)
Loss (gain) on disposal of property and equipment	1,671	40
Loss on extinguishment of debt	25	2,268
Loss from equity method investments	660	3,598
Non-cash lease expense	2,219	2,602
Deferred income taxes	91	143
Changes in operating assets and liabilities:
Accounts and other receivables	(520)	(19,139)
Inventory	(3,255)	(7,601)
Prepaid expenses and other assets	(8,680)	1,583
Operating lease liabilities	(2,414)	(2,589)
Accounts payable	(181)	5,937
Deferred revenue	(667)	(2,324)
Accrued liabilities and other	7,561	13,216
Net cash provided by operating activities	32,843	31,728
Cash flows from investing activities:
Purchases of short-term investments	(194,976)	(292,930)
Maturities and sales of short-term investments	104,301	312,239
Purchases of and deposits on property and equipment	(20,197)	(29,091)
Disbursements for loans receivable	(3,828)	(810)
Payments on and proceeds from sales of loans receivable	362	480
Cash received from sale of certain assets of subsidiary, net	887	3,885
Investments in other entities	(50,669)	(89,700)
Payment and deposits on equipment and manure rights for RNG production projects	—	(4,915)
Proceeds from disposal of property and equipment	2,317	129
Net cash used in investing activities	(161,803)	(100,713)
Cash flows from financing activities:
Issuance of common stock	204,174	1,317
Repurchase of common stock	—	(6,122)
Fees paid for issuance of common stock	(6,534)	—
Fees paid for debt issuance costs	(1,263)	(50)
Proceeds for Adopt-a-Port program	4,840	1,100
Repayment of proceeds for Adopt-a-Port program	(126)	(828)
Proceeds from debt instruments	4,400	14,000
Proceeds from revolving line of credit	1,450	—
Repayments of borrowing under revolving line of credit	(1,450)	—
Repayments of debt instruments and finance lease obligations	(49,602)	(21,167)
Payments of debt extinguishment costs	(14)	(2,186)
Net cash provided by (used in) financing activities	155,875	(13,936)
Effect of exchange rates on cash, cash equivalents and restricted cash	20	(412)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,935	(83,333)
Cash, cash equivalents and restricted cash, beginning of period	119,977	106,456
Cash, cash equivalents and restricted cash, end of period	$146,912	$23,123
Supplemental disclosure of cash flow information:
Income taxes paid	$12	$50
Interest paid, net of $0 and $0 capitalized, respectively	$3,232	$1,373

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services for public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (currently procured solely from third party sources and will be supplemented by internally produced RNG when the Company’s RNG projects come online) to its customers in the heavy and medium-duty commercial transportation sector.

As a comprehensive clean energy solution provider, the Company also designs and builds, as well as operates and maintains, public and private vehicle fueling stations in the United States and Canada; sells and services compressors and other equipment used in RNG production and at fueling stations; transports and sells RNG and conventional natural gas, in the form of CNG and LNG, via “virtual” natural gas pipelines and interconnects; sells U.S. federal, state and local government credits it generates by selling RNG in the form of CNG and LNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtains federal, state and local tax credits, grants and incentives.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2022, results of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2022, and cash flows for the nine months ended September 30, 2021 and 2022. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2021 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or any future year.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The disclosure requirements are for annual periods only. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Product revenue:
Volume-related
Fuel sales(1)	$52,343	$78,512	$72,237	$204,224
Change in fair value of derivative instruments(2)	268	508	(2,240)	(1,606)
RIN Credits	8,134	9,270	21,916	26,997
LCFS Credits	5,744	2,595	12,976	10,114
AFTC (3)	5,287	16,057	15,008	16,279
Total volume-related product revenue	71,776	106,942	119,897	256,008
Station construction sales	2,578	6,418	13,184	15,712
Total product revenue	74,354	113,360	133,081	271,720
Service revenue:
Volume-related, O&M services	11,676	11,982	30,506	33,727
Other services	65	345	131	961
Total service revenue	11,741	12,327	30,637	34,688
Total revenue	$86,095	$125,687	$163,718	$306,408
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and nine months ended September 30, 2021, contra-revenue charges recognized in fuel revenue were $2.2 million and $80.2 million, respectively. For the three and nine months ended September 30, 2022, contra-revenue charges recognized in fuel revenue were $7.0 million and $15.5 million, respectively. See Note 14 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”), which was renewed and extended for three years beginning retroactively to January 1, 2022. See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $23.1 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2021 and September 30, 2022, the Company’s contract balances were as follows (in thousands):

	December 31,	September 30,
	2021	2022
Accounts receivable, net	$87,433	$92,161

Contract assets - current	$966	$2,046
Contract assets - non-current	3,532	3,115
Contract assets - total	$4,498	$5,161

Contract liabilities - current	$5,523	$4,583
Contract liabilities - non-current	—	—
Contract liabilities - total	$5,523	$4,583

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

Revenue recognized during the nine months ended September 30, 2021 related to the Company’s contract liability balances as of December 31, 2020 was $1.5 million. The decrease in the contract liability balances during the nine months ended September 30, 2022 is primarily driven by $2.5 million of revenue recognized related to the Company’s contract liability balances as of December 31, 2021, partially offset by billings in excess of revenue recognized.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) that created a 50/50 joint venture (the “TotalEnergies JV”) to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Each ADG RNG production facility project under the TotalEnergies JV will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates that the TotalEnergies JV will invest up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million for the TotalEnergies JV (the “TotalEnergies JV Equity Obligations”). On October 12, 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV. On November 1, 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. The Company accounts for its interest in the LLCs using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLCs’ operations. The Company recorded a loss of $0.0 million and $0.1 million from the TotalEnergies JV for the three and nine months ended September 30, 2022, respectively. The Company had an investment balance in the TotalEnergies JV of $4.7 million and $4.6 million as of December 31, 2021 and September 30, 2022, respectively.

bp Joint Venture

On April 13, 2021, the Company entered an agreement (the “bp JV Agreement”) with bp Products North America Inc. (“bp”) that created a 50/50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the United States. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020, pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. 100% of the RNG produced from the projects developed and owned by the bpJV will be available to the Company pursuant to the Company’s marketing agreement with bp.

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

In December 2021, the bpJV issued a capital call (the “bpJV Capital Call”) for $143.2 million in additional funding, requiring bp and the Company each to contribute $71.6 million. On March 30, 2022, the bpJV issued a second capital call (the “bpJV Capital Call 2”) for $76.2 million in additional funding, requiring bp and the Company each to contribute $38.1 million. Since issuance, bp and the Company have each fulfilled in full their respective contribution commitments in connection with these capital calls. As of September 30, 2022, the Company and bp each own 50% of the bpJV.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.2 million and $2.2 million from this investment for the three and nine months ended September 30, 2022, respectively. The Company had an investment balance in the bpJV of $69.8 million and $157.3 million as of December 31, 2021 and September 30, 2022, respectively.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.1 million and $0.3 million from this investment for the three months ended September 30, 2021 and 2022, respectively, and a loss of $0.0 million and $0.6 million for the nine months ended September 30, 2021 and 2022, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $23.9 million and $20.8 million as of December 31, 2021 and September 30, 2022, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of September 30, 2022, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2022, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2021 and 2022, respectively. The value of the noncontrolling interest was $8.3 million and $7.7 million as of December 31, 2021 and September 30, 2022, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of September 30, 2022, the Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis during the three and nine months ended September 30, 2022.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
Current assets:
Cash and cash equivalents	$99,448	$23,123
Total cash and cash equivalents	$99,448	$23,123

Long-term assets:
Restricted cash - held as collateral	$7,008	$—
Total restricted cash	$7,008	$—

Total cash, cash equivalents and restricted cash	$106,456	$23,123

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance

Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $98.0 million and $21.7 million as of December 31, 2021 and September 30, 2022, respectively.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of September 30, 2022, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2021 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Municipal bonds and notes	$6,001	$(1)	$6,000
Zero coupon bonds	123,210	(18)	123,192
Certificates of deposit	530	—	530
Total short-term investments	$129,741	$(19)	$129,722

Short-term investments as of September 30, 2022 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Zero coupon bonds	$111,154	$(695)	$110,459
Certificates of deposit	530	—	530
Total short-term investments	$111,684	$(695)	$110,989

Note 6—Derivative Instruments and Hedging Activities

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

Derivatives and embedded derivatives as of December 31, 2021 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,038	$—	$2,038
Notes receivable and other long-term assets, net	4,738	—	4,738
Total derivative assets	$6,776	$—	$6,776
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,900	$—	$1,900
Long-term portion of derivative liabilities, related party	2,483	—	2,483
Total derivative liabilities	$4,383	$—	$4,383

Derivatives and embedded derivatives as of September 30, 2022 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,619	$—	$2,619
Notes receivable and other long-term assets, net	3,827	—	3,827
Total derivative assets	$6,446	$—	$6,446
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$3,912	$—	$3,912
Long-term portion of derivative liabilities, related party	1,694	—	1,694
Fueling agreements:
Accrued liabilities	14	—	14
Other long-term liabilities	39	—	39
Total derivative liabilities	$5,659	$—	$5,659

As of December 31, 2021 and September 30, 2022, the Company had a total volume on open commodity swap contracts of 11.9 million and 8.1 million diesel gallons, respectively, at a weighted-average price of approximately $3.22 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2021 and September 30, 2022, by year with associated volumes:

	December 31, 2021		September 30, 2022
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2022	5,000,000	$3.18	1,250,000	$3.22
2023	5,000,000	$3.18	5,000,000	$3.22
2024	1,875,000	$3.18	1,875,000	$3.22

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2021 and September 30, 2022:

	December 31, 2021		September 30, 2022
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.03 - $2.15	$2.11	$ 2.19 - $ 2.58	$2.38
Historical Differential to PADD 3 Diesel	$0.87 - $1.58	$1.03	$ 0.87 - $ 1.60	$1.10
Historical Differential to PADD 5 Diesel	$1.82 - $2.69	$2.13	$ 1.91 - $ 3.05	$2.26

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2021 and September 30, 2022:

	December 31, 2021		September 30, 2022
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.03 - $2.15	$2.11	$ 2.19 - $ 2.58	$2.38
Historical Differential to PADD 3 Diesel	$0.87 - $1.58	$1.03	$ 0.87 - $ 1.60	$1.10
Historical Differential to PADD 5 Diesel	$1.82 - $2.69	$2.13	$ 1.91 - $ 3.05	$2.26

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2021 or September 30, 2022.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Municipal bonds and notes	$6,000	$—	$6,000	$—
Zero coupon bonds	123,192	—	123,192	—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,776	—	—	6,776
Liabilities:
Commodity swap contracts (2)	$4,383	$—	$—	$4,383

	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (1):
Zero coupon bonds	$110,459	$—	$110,459	$—
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,446	—	—	6,446
Liabilities:
Commodity swap contracts (2)	$5,606	$—	$—	$5,606
Embedded derivatives (3)	53	—	—	53

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in "Derivative liabilities, related party" and "Long-term portion of derivative liabilities, related party" as of December 31, 2021 and September 30, 2022 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets" and “Notes receivable and other long-term assets, net" as of December 31, 2021, and in "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net," “Accrued liabilities” and “Other long-term liabilities” as of September 30, 2022 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded
	Swap Contracts	Derivatives	Swap Contracts	Derivatives
Balance as of June 30, 2021	$—	$5,069	$(1,693)	$—
Settlements, net	—	—	265	—
Total gain (loss)	587	(1,926)	1,428	(87)
Balance as of September 30, 2021	$587	$3,143	$—	$(87)

Balance as of June 30, 2022	$—	$11,345	$(11,034)	$(32)
Settlements, net	—	—	1,942	—
Total gain (loss)	—	(4,899)	3,486	(21)
Balance as of September 30, 2022	$—	$6,446	$(5,606)	$(53)

Change in unrealized gain (loss) for the three months ended September 30, 2021 included in earnings	$587	$(1,926)	$1,693	$(87)
Change in unrealized gain (loss) for the three months ended September 30, 2022 included in earnings	$—	$(4,899)	$5,428	$(21)

	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Commodity	Embedded
	Swap Contracts	Derivatives	Swap Contracts	Derivatives
Balance as of December 31, 2020	$5,648	$791	$—	$(556)
Settlements, net	(225)	—	614	—
Total gain (loss)	(4,836)	2,352	(614)	469
Balance as of September 30, 2021	$587	$3,143	$—	$(87)

Balance as of December 31, 2021	$—	$6,776	$(4,383)	$—
Settlements, net	—	—	5,843	—
Total gain (loss)	—	(330)	(7,066)	(53)
Balance as of September 30, 2022	$—	$6,446	$(5,606)	$(53)

Change in unrealized gain (loss) for the nine months ended September 30, 2021 included in earnings	$(5,061)	$2,352	$—	$469
Change in unrealized gain (loss) for the nine months ended September 30, 2022 included in earnings	$—	$(330)	$(1,223)	$(53)

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2021 and September 30, 2022. The fair values of these debt instruments were estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
Loans to customers to finance vehicle purchases	$419	$512
Accrued customer billings	4,417	3,946
Fuel tax credits	12,684	27,402
Other	6,927	3,252
Total other receivables	$24,447	$35,112

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

Inventory as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
Raw materials and spare parts	$31,302	$35,927
Total inventory	$31,302	$35,927

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
Land	$3,476	$3,476
LNG liquefaction plants	94,633	94,633
Station equipment	354,699	353,132
Trailers	72,783	73,117
Other equipment	93,135	95,799
Construction in progress	74,963	76,660
	693,689	696,817
Less accumulated depreciation	(431,928)	(447,915)
Total land, property and equipment, net	$261,761	$248,902

Included in "Land, property and equipment, net" are capitalized software costs of $33.8 million and $35.0 million as of December 31, 2021 and September 30, 2022, respectively. Accumulated amortization of the capitalized software costs are $30.4 million and $31.7 million as of December 31, 2021 and September 30, 2022, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.3 million and $0.7 million for the three months ended September 30, 2021 and 2022, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2021 and 2022, respectively.

As of December 31, 2021 and September 30, 2022, $2.1 million and $2.9 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying condensed consolidated balance sheet, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Fueling Station Equipment Removal

The Company was requested by Pilot Travel Centers LLC (“Pilot”) to remove station equipment at select Pilot locations to accommodate Pilot making physical changes to the premises, which required the removal of the Company’s station equipment. The premises, where the affected fueling stations are located, were secured by long-term lease agreements between Pilot and the Company pursuant to which the Company had contractual rights to operate its fueling stations until the expiration of the respective leases. However, in July 2022, the Company entered into an amendment (the “Amendment”) to the Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement between Pilot and Clean Energy, dated August 2, 2010, to decommission and remove station equipment from the premises where the affected fueling stations are located in accordance with a phased removal schedule. The Amendment requires the Company to remove station equipment and site improvements from the premises beginning in the third quarter of 2022 and to complete removal by the end of the first quarter of 2023. In connection with the removal of station equipment and site improvements, the Company recognized $8.1 million in accelerated depreciation expense relating to the change in depreciable life of the affected station assets and $0.7 million in incremental asset retirement obligation (“ARO”) charges. Amounts associated with the accelerated depreciation expense and incremental ARO charges are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
Accrued alternative fuels incentives (1)	$28,106	$30,948
Accrued employee benefits	4,547	4,476
Accrued gas and equipment purchases	17,158	22,532
Accrued interest	893	1,685
Accrued property and other taxes	3,369	4,075
Accrued salaries and wages	8,172	6,687
Embedded derivatives	—	14
Other (2)	12,914	14,783
Total accrued liabilities	$75,159	$85,200
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2021 and September 30, 2022 consisted of the following (in thousands):

	December 31, 2021
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$25,832	$72	$25,760
SG Facility	9,500	—	9,500
Other debt	800	—	800
Total debt	36,132	72	36,060
Less amounts due within one year	(12,868)	(23)	(12,845)
Total long-term debt	$23,264	$49	$23,215

	September 30, 2022
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
NG Advantage debt	$26,515	$108	$26,407
SG Facility	2,000	—	2,000
Other debt	148	—	148
Total debt	28,663	108	28,555
Less amounts due within one year	(4,198)	(33)	(4,165)
Total long-term debt	$24,465	$75	$24,390

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

The Credit Agreement does not include financial covenants, and the Company has not provided SG with any security for its obligations under the Credit Agreement. As described below, THUSA has entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of September 30, 2022, the Company had $2.0 million outstanding on the SG Facility, and no events of defaults had occurred.

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

NG Advantage Debt

On November 30, 2016, NG Advantage entered into a Loan and Security Agreement (the “Wintrust LSA”) with Wintrust Commercial Finance (“Wintrust”), pursuant to which Wintrust agreed to lend NG Advantage $4.7 million. The proceeds were primarily used to fund the purchases of CNG trailers and equipment. Interest and principal are payable monthly in 72 equal monthly installments at an annual rate of 5.17%. As collateral security for the prompt payment in full when due of NG Advantage’s obligations to Wintrust under the Wintrust LSA, NG Advantage pledged to and granted Wintrust a security interest in all of its right, title and interest in the CNG trailers and equipment purchased with the proceeds received under the Wintrust LSA. As of September 30, 2022, NG Advantage had $0.1 million outstanding under the Wintrust LSA.

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

On January 31, 2022, NG Advantage entered into a second amendment to the Berkshire ALA pursuant to which Berkshire Bank agreed to extend additional new term loans with an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bears interest at an annual interest rate of 5% and has a maturity date of January 31, 2027. Payments for interest and principal are due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 are collateralized by various trailers and station assets of NG Advantage, and prepayment of the outstanding principal is permitted and subject to prepayment premiums. Financial and non-financial covenants of the Berkshire Term Loan 2 are identical to those under the Berkshire ALA. NG Advantage used the proceeds from the Berkshire Term Loan 2 to repay in full the outstanding balances of certain other financing obligations to unrelated lenders. As a result of the full repayment of NG Advantage’s financing obligations to unrelated lenders, for the nine months ended September 30, 2022, the Company recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying condensed consolidated statements of operations. No loss on extinguishment of debt was recognized during the three months ended September 30, 2022. As of September 30, 2022, NG Advantage had $12.6 million and $13.7 million outstanding under the Berkshire ALA and Berkshire Term Loan 2, respectively, and was in compliance with the covenants under the Berkshire ALA and the Berkshire Term Loan 2.

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

The amended Berkshire ALA also provides NG Advantage a $1.0 million revolving line of credit which bears interest at the greater of the Prime Rate or 3.00%, plus 0.25% and has a maturity date of July 31, 2023. As of September 30, 2022, NG Advantage had no amounts outstanding on the revolving line of credit.

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

On December 18, 2017, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “BoA MLA”) with Bank of America Leasing & Capital, LLC (“BoA”). Pursuant to the BoA MLA, NG Advantage received $2.1 million in cash for CNG trailers and simultaneously leased them back from BoA for five years commencing January 1, 2018 with interest and principal payable in 60 equal monthly installments at an annual rate of 4.86%. As of September 30, 2022, NG Advantage had $0.1 million outstanding under the BoA MLA.

On March 1, 2018, NG Advantage entered into a sale-leaseback arrangement through a Master Lease Agreement (the “First National MLA”) with First National Capital, LLC (“First National”). Pursuant to the First National MLA, NG Advantage received $6.3 million in cash, net of fees and the first month’s lease payment for CNG trailers and simultaneously leased CNG trailers back from First National for six years commencing March 1, 2018 with interest and principal payable in 72 equal monthly installments at an annual rate of 9.28%. On January 31, 2022, NG Advantage used proceeds from the Berkshire Term Loan 2 and $0.8 million in deposits held with First National to repay in full the remaining outstanding financing obligations under the First National MLA. The application of $0.8 million in deposits to extinguish financing obligations under the First National MLA was excluded from the accompanying condensed consolidated statements of cash flows as it was a non-cash financing activity. As of September 30, 2022, no amounts were outstanding under the First National MLA.

On December 20, 2018 (the “Closing Date”), NG Advantage entered into a purchase agreement to sell a compression station for $7.0 million to an entity the member owners of which were noncontrolling interest member owners of NG Advantage. On the Closing Date and immediately following the consummation of the sale of the compression station, NG Advantage entered into a lease agreement with the buyer of the station pursuant to which the station was leased back to NG Advantage for a term of five years with monthly rent payments equal to $0.1 million at an annual rate of 12.0%. On January 31, 2022, NG Advantage used proceeds from the Berkshire Term Loan 2 to repay in full the remaining outstanding financing obligations related to the lease agreement for the compression station. As of September 30, 2022, no amounts were outstanding.

Plains Credit Facility

On May 1, 2021, the Company entered into a Loan and Security Agreement (the “Plains LSA”) with PlainsCapital Bank (“Plains”), which provides the Company a $20.0 million revolving line of credit through May 1, 2022. In May 2022, the Plains LSA was renewed and extended through May 1, 2023. The interest rate on amounts outstanding under the Plains LSA is the greater of the Prime Rate or 3.25%. As of September 30, 2022, no amounts were outstanding under the Plains LSA, and the Company was in compliance with the covenants under the Plains LSA.

On September 16, 2021, Plains issued an irrevocable standby letter of credit on behalf of the Company to the Chevron Products Company, a division of Chevron U.S.A. Inc. (“Chevron”), for $2.0 million relating to the Company’s Adopt-A-Port program with Chevron. The standby letter of credit is valid until cancelled and is collateralized by the Plains LSA, reducing the amount available under the Plains LSA from $20.0 million to $18.0 million. On January 31, 2022, the Company issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is collateralized by the Plains LSA, reducing the amount available under the Plains LSA to $11.0 million. As of September 30, 2022, no amounts have been drawn under the standby letters of credit.

Other Debt

The Company has other debt due at various dates through 2024 bearing interest at rates up to 4.75% with a weighted-average interest rate of 4.34% and 4.75% as of December 31, 2021 and September 30, 2022, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2022 (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Net loss attributable to Clean Energy Fuels Corp.	$(3,934)	$(8,973)	$(90,770)	$(46,399)

Weighted-average common shares outstanding	223,008,202	222,239,376	209,771,584	222,409,802
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	223,008,202	222,239,376	209,771,584	222,409,802
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.43)	$(0.21)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Stock options	8,896,688	16,170,384	8,896,688	16,170,384
Restricted stock units	1,241,306	680,191	1,241,306	680,191
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	68,905,708	75,618,289	68,905,708	75,618,289

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2021 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Stock-based compensation expense, net of $0 tax in 2021 and 2022	$3,435	$5,964	$10,220	$20,685

As of September 30, 2022, there was $30.9 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based and market-based stock options and service-based restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.5 years. As of September 30, 2022, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $4.7 million.

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

The following table summarizes the Amazon Warrant activity for the nine months ended September 30, 2022:

Warrant
Shares
Outstanding and unvested as of December 31, 2021	44,077,779
Granted	—
Vested	(1,175,408)
Outstanding and unvested as of September 30, 2022	42,902,371

1,175,408 shares of the Amazon Warrant vested during the nine months ended September 30, 2022 based on fuel purchases made by Amazon and its affiliates. 587,704 shares of the Amazon Warrant vested during the three months ended September 30, 2022. The Company recognized Amazon Warrant Charges of $2.2 million and $7.0 million during the three months ended September 30, 2021 and 2022, respectively, and $80.2 million and $15.5 million during the nine months ended September 30, 2021 and 2022, respectively. Amazon Warrant Charges recognized during the nine months ended

September 30, 2021 included $76.6 million from the immediate vesting of a portion of the Amazon Warrant and $3.6 million from customer fuel purchases. Amazon Warrant Charges for the nine months ended September 30, 2022 and for the three months ended September 30, 2021 and 2022 were related to customer fuel purchases. As of September 30, 2022, the Company had a customer incentive asset of $26.7 million classified in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of September 30, 2022, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. For the nine months ended September 30, 2022, the Company repurchased 1,190,254 shares of its common stock under the Repurchase Program for a total cost of $6.1 million (exclusive of fees and commissions). As of September 30, 2022, the Company had utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock and had a total of $26.5 million of authorized funds remaining under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s income tax expense was $0.1 million for each of the three months ended September 30, 2021 and 2022, and $0.2 million for each of the nine months ended September 30, 2021 and 2022. Tax expense for all periods consists of taxes due on the Company’s U.S. and foreign operations. The effective tax rates for the three and nine months ended September 30, 2021 and 2022 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the nine months ended September 30, 2022 by $3.3 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant. The net interest incurred was immaterial for the three and nine months ended September 30, 2021 and 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the IRA”) was signed into law.

●	Under the IRA, there is a new 15% corporate alternative minimum tax for certain large corporations with at least $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. This provision will not have an impact on the Company.
●	Beginning after December 31, 2022, there will be a 1% excise tax on certain share repurchases with certain exceptions. The Company will be subject to the 1% excise tax if it repurchases shares after December 31, 2022.

In addition, the IRA offers significant tax incentives targeting energy transaction and renewables:

●	Alternative Fuel Tax Credit (“AFTC”) is reinstated to apply retroactively to fuel sales transactions from January 1, 2022 through December 31, 2024. The Company has accordingly recorded the $25.3 million benefit of AFTC.
●	The investment tax credit under Section 48 of the Internal Revenue Code is expanded to include Qualified Biogas Property placed in service after December 31, 2022, which is expected to bring significant cash flow for the Renewable Natural Gas projects that the Company has invested or will invest.
●	A new tax credit under Section 45Z of the Internal Revenue Code is introduced to apply to transportation fuel produced and sold by the taxpayer from January 1, 2025 through December 31, 2027. The IRA provides a base credit of 20 cents per gallon or $1.00 per gallon if prevailing wage and apprentices requirements are met. The Company expects that the Renewable Natural Gas projects will be eligible for this credit.
●	The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code is reinstated for 2022 and extended an additional 10 years to apply to any property placed in service before January 1, 2033. For business property, the credit amount decreases to 6% (from 30%) with a maximum amount of $100,000 per item (previously $30,000 per location per year). Business property meeting prevailing wage and registered apprenticeship requirements may be eligible for a credit amount of 30% ($100,000 maximum).

The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied and credits will be eligible. The Company will continue to evaluate the impact of the IRA as additional information becomes available.

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

bpJV Capital Call Contribution

In December 2021, the bpJV issued the bpJV Capital Call in the amount of $143.2 million, which required bp and the Company each to contribute $71.6 million. Proceeds from the bpJV Capital Call will be used to fund working capital needs and to fund RNG production facility projects undertaken by the bpJV. On June 30, 2022, the Company paid its remaining, outstanding contribution balance of $51.6 million to the bpJV in connection with the bpJV Capital Call. On March 30, 2022, the bpJV issued the bpJV Capital Call 2 for $76.2 million to support bpJV’s RNG project development and working capital needs. The bpJV Capital Call 2 required that bp and the Company each contribute $38.1 million on or prior to September 30, 2022. On September 30, 2022, bp and the Company each contributed $38.1 million to the bpJV, satisfying in full their respective required contribution commitment under the bpJV Capital Call 2.

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

During each of the three months ended September 30, 2021 and 2022, the Company recognized $0.1 million in “Interest income” on its lease receivables. During each of the nine months ended September 30, 2021 and 2022, the Company recognized $0.3 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of September 30, 2022 (in thousands):

Fiscal year:
Remainder of 2022	$240
2023	962
2024	962
2025	962
2026	985
Thereafter	2,374
Total minimum lease payments	6,485
Less amount representing interest	(1,588)
Present value of lease receivables	$4,897

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company had been eligible to receive AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2021. The AFTC was equal to $0.50 per gasoline gallon equivalent of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. The Inflation Reduction Act of 2022, enacted on August 16, 2022, extended AFTC for an additional three years, beginning retroactively to January 1, 2022. AFTC incentive under the extension remained at $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon of LNG that the Company sells as vehicle fuel through 2024.

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

Note 20—Related Party Transactions

TotalEnergies S.E.

During the three and nine months ended September 30, 2021, the Company recognized revenue of $1.6 million and $3.1 million, respectively, related to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business and from settlements on commodity swap contracts (Note 6). During the three and nine months ended September 30, 2022, the Company recognized revenue of $2.8 million and $5.7 million, respectively, related to equipment lease revenue and LNG sold to TotalEnergies and its affiliates in the ordinary course of business. As of December 31, 2021 and September 30, 2022, the Company had receivables from TotalEnergies of $1.4 million and $2.6 million, respectively.

During the three and nine months ended September 30, 2021, the Company paid TotalEnergies $0.4 million and $1.3 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). During the three and nine months ended September 30, 2022, the Company paid TotalEnergies $2.5 million and $6.1 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts, and the guaranty fee under the CSA. As of December 31, 2021, the amount due to TotalEnergies was $0.1 million. As of September 30, 2022, total payables due to TotalEnergies were immaterial.

SAFE&CEC S.r.l.

During the three and nine months ended September 30, 2021, the Company received $0.0 million and $0.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. During the nine months ended September 30, 2022, the Company received $0.2 million from SAFE&CEC S.r.l. in the ordinary course of business. Cash receipts from SAFE&CEC S.r.l during the three months ended September 30, 2022 were immaterial. The receivables balance as of December 31, 2021 was immaterial. As of September 30, 2022, the Company had receivables from SAFE&CEC S.r.l. of $0.1 million.

During the three and nine months ended September 30, 2021, the Company paid SAFE&CEC S.r.l. $3.3 million and $5.8 million, respectively, for parts and equipment in the ordinary course of business. During the three and nine months ended September 30, 2022, the Company paid SAFE&CEC S.r.l. $2.8 million and $8.5 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2021 and September 30, 2022, the Company had payables to SAFE&CEC S.r.l. of $0.2 million and $0.7 million, respectively.

TotalEnergies JV and bpJV

Pursuant to LLC agreements under the TotalEnergies JV and the bpJV, the Company manages the day-to-day operations of RNG projects under the joint ventures in exchange for management fees. During the three and nine months ended September 30, 2022, the Company recognized management fee revenue of $0.3 million and $0.9 million, respectively, related to the TotalEnergies JV and the bpJV. Management fee revenue recognized during the three and nine months ended September 30, 2021 was immaterial. As of December 31, 2021 and September 30, 2022, the Company had receivables from the two joint ventures of $0.4 million and $0.3 million, respectively.

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

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas ("RNG") and conventional natural gas sold. We calculate one GGE to equal 125,000 British Thermal Units (“BTUs”), and, as such, one million BTUs (“MMBTU”) equal eight GGEs. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, reduce their amount of climate-harming greenhouse gas from 60% to over 400% based on determinations by the California Air Resources Board (“CARB”), depending on the source of the RNG, while also reducing criteria pollutants such as Nitrogen Oxides, or NOx. RNG is sold in the form of compressed natural gas ("CNG") and liquefied natural gas ("LNG").

As a clean energy solutions provider, we supply RNG and conventional natural gas both sourced from third party suppliers, in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private fueling stations in the United States and Canada; develop and own dairy ADG RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas, in the form of CNG and LNG, via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG, in the form of CNG and LNG, as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California and the Oregon Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking; based on information from the American Trucking Association and our own internal estimates, we believe there are 3.9 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of diesel per year. We provide RNG to the transportation market through 560 fueling stations we own, operate or supply in 42 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of September 30, 2022, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

Impact of COVID-19, Inflation, Labor Shortage, Material Availability and Interest Rate

The COVID-19 pandemic had an adverse effect on the volume of our sales, which we saw bottom in the second quarter of 2020. We have since seen improvement in volumes in all customer markets with notable increases in the trucking customer market led by Amazon and the airports (fleet services) customer market, which increased by 39% and 13%, respectively, during the three months ended September 30, 2022 compared to the prior year period. The increase in fuel and O&M services volumes in the third quarter of 2022 compared to that in the third quarter of 2021 was primarily due to COVID-19 restrictions being lifted and an increase in economic activities and travel generally. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $134.1 million as of September 30, 2022 and $5.1 million of current debt. We have collected a significant portion of receivables relating to alternative fuel excise tax credits (“AFTC”) generated from 2021 fuel sales in 2022 year to date. In addition, as a result of the Inflation Reduction Act of 2022 being enacted on August 16, 2022, AFTC was reinstated and extended for an additional three years, beginning retroactively to January 1, 2022. For the nine months ended September 30, 2022, we recognized $16.3 million in AFTC revenue.

During the nine months ended September 30, 2022, we have experienced increases in commodity and supply chain costs due to inflationary pressures. Additionally, effects stemming from the COVID-19 pandemic have caused disruptions in labor supply and in supply chains, leading to shortages of certain materials and equipment and higher labor costs. The future duration and extent of these pressures and effects are difficult to predict. Although we have partially offset these increased costs through price increases for our products and services, our efforts to manage the current inflationary pressure and to recover inflation-based cost increases from our customers may be hampered by the structure of our contracts as well as the competitive and economic conditions of the markets in which we serve. For more information, see “Risk Factors” in Part II, Item 1A of this report.

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

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following tables represent our sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue (in millions)	2021	2022	2021	2022
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$52.3	$78.5	$72.2	$204.2
Change in fair value of derivative instruments(4)	0.3	0.5	(2.2)	(1.6)
RIN Credits	8.1	9.3	21.9	27.0
LCFS Credits	5.7	2.6	13.0	10.1
AFTC(5)	5.3	16.1	15.0	16.3
Total volume-related product revenue	71.7	107.0	119.9	256.0
Station construction sales	2.6	6.4	13.2	15.7
Total product revenue	74.3	113.4	133.1	271.7
Service revenue(6):
Volume-related, O&M services	11.7	12.0	30.5	33.7
Other services	0.1	0.3	0.1	1.0
Total service revenue	11.8	12.3	30.6	34.7
Total revenue	$86.1	$125.7	$163.7	$306.4
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $2.2 million and $80.2 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and nine months ended September 30, 2021, respectively. Includes $7.0 million and $15.5 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant for the three and nine months ended September 30, 2022, respectively.

(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

(5)	Represents the federal alternative fuel excise tax credit that we refer to as AFTC. AFTC was available for vehicle fuel sales made through December 31, 2021. In August 2022, AFTC was reinstated for vehicle fuel sales and extended for three years, beginning retroactively to January 1, 2022.
(6)	Our O&M services revenue represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. All RNG and conventional natural gas sold is currently sourced from third-party suppliers. The following tables present our key operating data for the years ended December 31, 2019, 2020 and 2021 and for the three and nine months ended September 30, 2021 and 2022. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended			Three Months Ended		Nine Months Ended
Fuel volume, GGEs(2) sold (in millions),	December 31,			September 30,		September 30,
correlating to total volume-related product revenue	2019	2020	2021	2021	2022	2021	2022
RNG(1)	143.3	153.3	167.0	42.2	54.1	122.1	143.8
Conventional natural gas(1)	95.0	82.1	78.8	21.7	19.3	58.3	53.9
Total fuel volume	238.3	235.4	245.8	63.9	73.4	180.4	197.7

	Year Ended			Three Months Ended		Nine Months Ended
O&M services volume, GGEs(2) serviced (in millions),	December 31,			September 30,		September 30,
correlating to volume-related O&M services revenue	2019	2020	2021	2021	2022	2021	2022
O&M services volume	234.7	218.4	229.8	60.0	62.8	171.0	178.8

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
Other operating data (in millions)	2019	2020	2021	2021	2022	2021	2022
Station construction cost of sales	$23.5	$24.0	$15.0	$2.6	$6.0	$13.2	$14.2
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (4) (5)	$20.4	$(9.9)	$(93.1)	$(3.9)	$(9.0)	$(90.8)	$(46.4)
(1)	All RNG and conventional natural gas sold were sourced from third-party suppliers.
(2)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(3)	Includes the following amounts of AFTC revenue: $47.1 million, $19.8 million and $20.7 million for the years ended December 31, 2019, 2020 and 2021, respectively, $5.3 million and $15.0 million for the three and nine months ended September 30, 2021, respectively, and $16.1 million and $16.3 million for the three and nine months ended September 30, 2022, respectively.
(4)	Includes $83.6 million of non-cash stock-based sales incentive contra-revenue charges for the year ended December 31, 2021 relating to the Amazon Warrant, $2.2 million and $80.2 million for the three and nine months ended September 30, 2021, respectively, and $7.0 million and $15.5 million for the three and nine months ended September 30, 2022, respectively. No amounts of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant were recorded for the years ended December 31, 2019 and 2020.
(5)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(6.6) million, $2.1 million and $(3.5) million for the years ended December 31, 2019, 2020 and 2021, respectively, $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2022, respectively, and $(2.2) million and $(1.6) million for the nine months ended September 30, 2021 and 2022, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

2022 Developments

NG Advantage Debt Refinancing. On January 31, 2022, NG Advantage entered into a second amendment to the Amended and Restated Loan and Security Agreement with Berkshire Bank (the “Berkshire ALA”) pursuant to which Berkshire Bank agreed to extend new term loans in an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bears interest at an annual interest rate of 5% and has a maturity date of January 31, 2027. Payments for interest and principal are due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 are collateralized by NG Advantage’s trailers and station assets, and prepayment of the outstanding principal is permitted and subject to prepayment premiums. NG Advantage used the proceeds from the Berkshire Term Loan 2 to extinguish $11.1 million of existing financing obligations, consisting of $10.4 million in cash payoffs and an application of $0.8 million in deposits held with the former lenders. As a result of the extinguishment, we recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022. In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million, classified in “Restricted cash” on the accompanying condensed consolidated balance sheets as of December 31, 2021, to the Company related to the Company’s limited guaranty under the Berkshire ALA.

NG Advantage Fixed Supply Commitment. NG Advantage had entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity through February 2022. In connection with that arrangement, in February 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guaranteed NG Advantage’s payment obligations to bp in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. On February 28, 2022, the supply arrangement between NG Advantage and bp expired. Upon termination of the supply arrangement between NG Advantage and bp, we provided our notice to bp of termination, and our guaranty remained in effect until thirty days following our notice. As of September 30, 2022, our obligations under the guaranty agreement were fully released.

bp Joint Venture. On June 30, 2022, we satisfied our capital contribution commitment under the first bpJV capital call (the “bpJV Capital Call”) and paid the outstanding contribution balance of $51.6 million to the bp Joint Venture (“bpJV”). In March 2022, the bpJV issued a second capital call (the “bpJV Capital Call 2”) in the amount of $76.2 million to provide capital for anaerobic digester gas (“ADG”) RNG projects under the bpJV and to fund bpJV’s working capital needs. Pursuant to the bpJV Capital Call 2, we and bp were each required to contribute $38.1 million to the bpJV on or prior to September 30, 2022. On September 30, 2022, we and bp each contributed $38.1 million to the bpJV in connection with the capital commitments under the bpJV Capital Call 2. As of September 30, 2022, we and bp each own 50% of the bpJV.

Plains Credit Facility. On January 31, 2022, we issued an irrevocable standby letter of credit to Berkshire Bank for $7.0 million as collateral under the second amendment to the Berkshire ALA. The standby letter of credit is valid until specified release conditions are satisfied and is collateralized by the Plains LSA (as defined in Note 12). As of September 30, 2022, no amounts have been drawn under the standby letter of credit.

Share Repurchase Program. On March 12, 2020, our Board of Directors approved a share repurchase program (the “Repurchase Program”) for up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock. On December 7, 2021, our Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, does not obligate us to acquire any specific number of shares, and may be suspended or discontinued at any time. For the nine months ended September 30, 2022, we repurchased 1,190,254 shares of our common stock under the Repurchase Program for a total cost of $6.1 million (exclusive of fees and commissions) at an average price of $5.12 per share. There was no share repurchase activity during the three months ended September 30, 2022. As of September 30, 2022, we had used a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of our common stock and had a total of $26.5 million of authorized funds remaining under the Repurchase Program.

Fueling Station Equipment Removal. On July 7, 2022, we entered into an amendment to our Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers LLC (“Pilot”), dated August 2, 2010, to decommission and remove station equipment of select fueling stations located on Pilot’s premises as agreed to in a phased removal schedule. The removal of the fueling station equipment and site improvements commenced in the third quarter of 2022 and is expected to be completed by the end of the first quarter of 2023. In connection with the removal of station equipment and site improvements, we recognized $8.1 million in accelerated depreciation expense relating to the change in depreciable life of the affected station assets and $0.7 million in incremental asset retirement obligation charges. These amounts are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (see Note 10).

AFTC Extension. The Inflation Reduction Act of 2022, enacted in August 2022, reinstated and extended the AFTC incentive for an additional three years through December 31, 2024, beginning retroactively to January 1, 2022. The AFTC incentive provides $0.50 per gallon fuel credit for the use of RNG as a transportation fuel. For the nine months ended September 30, 2022, we recognized $16.3 million in AFTC revenue.

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

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Also, other important markets, including airports, refuse and public transit, experienced slowdowns in volume and customer growth in 2021. Slower growth may continue if the effects of the COVID-19 pandemic linger, as well as due to other unfavorable macroeconomic events, including inflationary pressures.

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

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of September 30, 2022, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2021 Form 10-K. During the nine months ended September 30, 2022, there were no material changes to these activities.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,
	2021	2022
Statements of Operations Data:
Revenue:
Product revenue	86.4%	90.2%
Service revenue	13.6	9.8
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	56.0	63.4
Service cost of sales	8.8	6.0
Selling, general and administrative	25.9	21.1
Depreciation and amortization	12.9	16.3
Total operating expenses	103.6	106.8
Operating loss	(3.6)	(6.8)
Interest expense	(1.2)	(0.5)
Interest income	0.4	0.8
Other income, net	0.1	—
Loss from equity method investments	(0.4)	(0.6)
Loss before income taxes	(4.7)	(7.1)
Income tax expense	(0.1)	(0.1)
Net loss	(4.8)	(7.2)
Loss attributable to noncontrolling interest	0.3	0.1
Net loss attributable to Clean Energy Fuels Corp.	(4.5)%	(7.1)%

Product revenue. Product revenue for the three months ended September 30, 2022 increased by $39.0 million to $113.4 million, representing 90.2% of total revenue, compared to $74.4 million, representing 86.4% of total revenue, for the three months ended September 30, 2021. The increase was primarily due to (1) higher prices of fuel sold and an increase in GGEs of fuel sold, (2) an increase in RIN revenue of $1.1 million resulting from higher GGEs of RNG sold in the third quarter of 2022 compared to that in the same period of 2021, (3) an increase in AFTC revenue of $10.8 million due to the reinstatement and extension of the AFTC incentive beginning retroactively to January 1, 2022, (4) an increase in station construction sales of $3.8 million due to increased construction activities, and (5) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized gain of $0.5 million in the three months ended September 30, 2022 compared to an unrealized gain of $0.3 million in the same period of 2021. The increase in product revenue between periods was partially offset by (1) a $4.8 million increase in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant due to higher customer fuel purchases and (2) a decrease in LCFS revenue of $3.1 million resulting from lower average LCFS prices in the third quarter of 2022 compared to that in the same period of 2021.

Service revenue. Service revenue for the three months ended September 30, 2022 increased $0.6 million to $12.3 million, representing 9.8% of total revenue, compared to $11.7 million, representing 13.6% of total revenue, for the three months ended September 30, 2021. The increase was primarily due to an increase in GGEs serviced in the third quarter of 2022 compared to that in the same period of 2021.

Product cost of sales. Product cost of sales for the three months ended September 30, 2022 increased by $31.4 million to $79.7 million, representing 63.4% of total revenue, from $48.3 million, representing 56.0% of total revenue, in the three months ended September 30, 2021. The increase was primarily due to an increase in GGEs of fuel sold, an increase in natural gas prices, and a $3.4 million increase in the cost of station construction activities.

Service cost of sales. Service cost of sales for the three months ended September 30, 2022 remained relatively consistent at $7.5 million or 6.0% of total revenue, compared with $7.5 million or 8.8% of total revenue in the three months ended September 30, 2021.

Selling, general and administrative. Selling, general and administrative expenses increased by $4.2 million to $26.5 million in the three months ended September 30, 2022, from $22.3 million in the three months ended September 30, 2021. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021, an increase in salaries, bonuses and benefits, and an increase in information technology and general business expense.

Depreciation and amortization. Depreciation and amortization increased by $9.4 million to $20.5 million in the three months ended September 30, 2022, from $11.1 million in the three months ended September 30, 2021. This increase was primarily due to the recognition of accelerated depreciation expense and asset retirement obligation charges relating to the Pilot fueling station removal in the three months ended September 30, 2022.

Interest expense. Interest expense decreased by $0.3 million to $0.7 million in the three months ended September 30, 2022, from $1.0 million in the three months ended September 30, 2021, primarily due to lower outstanding indebtedness between periods.

Other income, net. Other income, net decreased by $0.1 million to $0.0 million in the three months ended September 30, 2022, from $0.1 million in the three months ended September 30, 2021, primarily due to certain other fees earned in the prior year period.

Loss from equity method investments. Loss from equity method investments increased by $0.3 million to $0.7 million in the three months ended September 30, 2022, from $0.4 million in the three months ended September 30, 2021, primarily due to the operating results of SAFE&CEC S.r.l, the bpJV and the TotalEnergies JV.

Income tax expense. Income tax expense remained consistent at $0.1 million for the three months ended September 30, 2021 and 2022. The expense is primarily composed of deferred taxes associated with goodwill and the Company’s expected state tax expense, which was consistent between the periods.

Loss attributable to noncontrolling interest. During the three months ended September 30, 2022 and 2021, we recorded a gain of $0.1 million and $0.2 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2021 periods.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30,
	2021	2022
Statements of Operations Data:
Revenue:
Product revenue	81.3%	88.7%
Service revenue	18.7	11.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	82.1	66.3
Service cost of sales	11.5	6.6
Selling, general and administrative	39.9	26.4
Depreciation and amortization	20.9	13.9
Total operating expenses	154.4	113.2
Operating loss	(54.4)	(13.2)
Interest expense	(2.1)	(1.5)
Interest income	0.5	0.6
Other income, net	0.6	—
Loss from equity method investments	(0.4)	(1.2)
Loss before income taxes	(55.8)	(15.3)
Income tax expense	(0.1)	(0.1)
Net loss	(55.9)	(15.4)
Loss attributable to noncontrolling interest	0.5	0.2
Net loss attributable to Clean Energy Fuels Corp.	(55.4)%	(15.2)%

Product revenue. Product revenue for the nine months ended September 30, 2022 increased by $138.6 million to $271.7 million, representing 88.7% of total revenue, compared to $133.1 million, representing 81.3% of total revenue, for the nine months ended September 30, 2021. The increase was primarily due to (1) higher prices of fuel sold and an increase in GGEs of fuel sold, (2) a $64.7 million decrease in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant, (3) an increase in RIN revenue of $5.1 million resulting from higher GGEs of RNG sold and higher average RIN prices in the nine months ended September 30, 2022 compared to the same period in 2021, (4) an increase in AFTC revenue of $1.3 million due to higher fuel volume in the nine months ended September 30, 2022 compared to the same period in 2021, (5) an increase in station construction sales of $2.5 million due to increased construction activities, and (6) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized loss of $1.6 million in the nine months ended September 30, 2022 compared to an unrealized loss of $2.2 million in the same period of 2021. The increase in product revenue between periods was partially offset by a decrease in LCFS revenue of $2.9 million resulting from lower average LCFS prices in the nine months ended September 30, 2022 compared to that in the same period in 2021.

Service revenue. Service revenue for the nine months ended September 30, 2022 increased $4.1 million to $34.7 million, representing 11.3% of total revenue, compared to $30.6 million, representing 18.7% of total revenue, for the nine months ended September 30, 2021. The increase was primarily due to an increase in GGEs serviced in the nine months ended September 30, 2022 as compared to that in the same period of 2021.

Product cost of sales. Product cost of sales for the nine months ended September 30, 2022 increased by $68.9 million to $203.3 million, representing 66.3% of total revenue, from $134.4 million, representing 82.1% of total revenue, in the nine months ended September 30, 2021. The increase was primarily due to an increase in GGEs of fuel sold, an increase in natural gas prices, and a $1.0 million increase in the cost of station construction activities.

Service cost of sales. Service cost of sales for the nine months ended September 30, 2022 increased by $1.5 million to $20.3 million, representing 6.6% of total revenue, from $18.8 million, representing 11.5% of total revenue, in the nine months ended September 30, 2021. The increase was primarily due to an increase in GGEs serviced in the nine months ended September 30, 2022 as compared to that in the same period of 2021.

Selling, general and administrative. Selling, general and administrative expenses increased by $15.5 million to $80.9 million in the nine months ended September 30, 2022, from $65.4 million in the nine months ended September 30, 2021. This increase was primarily driven by an increase in stock-based compensation expense due to equity awards granted during 2021, an increase in salaries, bonuses and benefits, and an increase in travel and general business expense.

Depreciation and amortization. Depreciation and amortization increased by $8.3 million to $42.5 million in the nine months ended September 30, 2022, from $34.2 million in the nine months ended September 30, 2021. This increase was primarily due to the recognition of accelerated depreciation expense and asset retirement obligation charges relating to the Pilot fueling station removal in the third quarter of 2022, partially offset by a lower amount of depreciable assets.

Interest expense. Interest expense increased by $1.0 million to $4.5 million in the nine months ended September 30, 2022, from $3.5 million in the nine months ended September 30, 2021. This increase was primarily due to a loss from extinguishment of debt of $2.3 million recognized in the first quarter of 2022 relating to the full repayment of certain financing obligations of NG Advantage. The increase is partially offset by lower outstanding indebtedness between periods.

Other income, net. Other income, net decreased by $0.8 million to $0.1 million in the nine months ended September 30, 2022, from $0.9 million in the nine months ended September 30, 2021, primarily due to certain other fees earned in the prior year period.

Loss from equity method investments. Loss from equity method investments increased by $2.9 million to $3.6 million in the nine months ended September 30, 2022, from $0.7 million in the nine months ended September 30, 2021, primarily due to the operating results of SAFE&CEC S.r.l., the bpJV and the TotalEnergies JV.

Income tax expense. Income tax expense was $0.2 million for the nine months ended September 30, 2021 and 2022. The expense is primarily composed of deferred taxes associated with goodwill and the Company’s expected state tax expense, which was consistent between the periods.

Loss attributable to noncontrolling interest. During the nine months ended September 30, 2022 and 2021, we recorded a gain of $0.6 million and $0.8 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2021 periods.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness, which could be influenced by the discontinuance of LIBOR for certain of our debt instruments that tie interest rates to this metric; the amount and timing of any capital calls related to the TotalEnergies JV, bpJV, or any other joint venture we may enter into in the future; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, the effects of COVID-19, grants and incentives, if any; fluctuations in commodity, station construction and labor costs; supply chain issues and inflationary pressures; environmental credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments.

Cash Flows

Cash provided by operating activities was $31.7 million in the nine months ended September 30, 2022, compared to cash provided by operating activities of $32.8 million in the comparable 2021 period. The decrease in cash provided by operating activities was primarily attributable to accrual of AFTC receivables relating to 2022 fuel sale volumes in the nine months ended September 30, 2022 and changes in working capital from the comparable 2021 period, resulting from the timing of receipts and payments of cash in the nine months ended September 30, 2022.

Cash used in investing activities was $100.7 million in the nine months ended September 30, 2022, compared to cash used in investing activities of $161.8 million in the comparable 2021 period. The decrease in cash used in investing activities from the comparable 2021 period was primarily attributable to an increase in maturities and sales of our available-for-sale debt securities, partially offset by higher outlays for property and equipment, RNG production projects, and investments in our joint ventures.

Cash used in financing activities was $13.9 million in the nine months ended September 30, 2022, compared to $155.9 million provided by financing activities in the comparable 2021 period. The decrease in cash provided by financing activities was primarily attributable to the net proceeds received from the issuance of common stock in connection with our ATM Programs in 2021. There were no ATM program activities in the comparable 2022 period.

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

Our business plan calls for approximately $60.9 million in capital expenditures in 2022. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2022, we anticipate deploying up to approximately $167.8 million to develop ADG RNG production facilities, which includes the $51.6 million paid on June 30, 2022 in connection with the bpJV Capital Call and the $38.1 million paid on September 30, 2022 in connection with the bpJV Capital Call 2.

In addition, NG Advantage may spend up to $0.5 million in 2022 to purchase additional equipment in support of its operations and customer contracts. Although NG Advantage has sought financing from third parties for capital expenditures, we have provided and may continue to provide financing for these capital expenditures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $31.7 million in principal amount as of September 30, 2022, of which approximately $3.0 million, $2.8 million, $3.8 million, $11.5 million, and $10.6 million is expected to become due in 2022, 2023, 2024, 2025, and 2026, respectively. We expect our total interest payment obligations relating to our indebtedness to be approximately $1.8 million in 2022, $1.4 million of which had been paid when due as of September 30, 2022. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $70.4 million as of September 30, 2022, of which approximately $1.7 million, $6.8 million, $6.7 million, $6.7 million, $6.5 million and $42.0 million is expected to become due in 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of September 30, 2022, we had total cash and cash equivalents and short-term investments of $134.1 million, compared to $229.2 million as of December 31, 2021.

In addition, AFTC was reinstated and extended in August 2022 and apply retroactively to vehicle fuel sales made beginning January 1, 2022. For the nine months ended September 30, 2022, we recognized $16.3 million in AFTC revenue.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $50.2 million;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of September 30, 2022, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2023. The long-term natural gas purchase contract with a take-or-pay commitment, which required us to purchase minimum volumes of natural gas at index-based prices, expired in June 2022 and was not subsequently renewed.

In addition, as of September 30, 2022, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

NG Advantage had entered into an arrangement with bp for the supply, sale and reservation of a specified volume of CNG transportation capacity through February 2022. In connection with that arrangement, in February 2018, we entered into a guaranty agreement with NG Advantage and bp, which was amended in June 2020, pursuant to which we guaranteed NG Advantage’s payment obligations to the customer in the event of a default by NG Advantage under the supply arrangement, in an amount up to $15.0 million plus related fees. On February 28, 2022, the supply arrangement between NG Advantage and bp expired. Upon termination of the supply arrangement between NG Advantage and bp, we provided our notice of termination to bp, and our guaranty remained in effect until thirty days following our notice. As of September 30, 2022, our obligations under the guaranty agreement were fully released.

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

Natural gas costs represented $111.8 million of our total cost of sales in 2021 and $132.3 million of our total cost of sales for the nine months ended September 30, 2022.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of September 30, 2022, then a corresponding fluctuation in the fair value of our commodity swap contracts would have been approximately $1.8 million.

Foreign Currency Exchange Rate Risk

For the three and nine months ended September 30, 2022, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2022, we would expect a corresponding fluctuation in the value of the assets and liabilities of approximately $0.1 million, net.

Interest Rate Risk

As of September 30, 2022, we had $2.0 million of debt that bears interest at a rate equal to LIBOR or the Prime Rate plus a margin per annum. Thus, our interest expense would fluctuate with changes in LIBOR or the Prime Rate. If these rates were to each increase or decrease by 1% for the year, the impact on our annual interest expense would be immaterial.

The Credit Agreement permitted us to draw loans through the beginning of January 2022. These loans are subject to an interest rate indexed to LIBOR. Certain LIBOR tenors were discontinued after 2021 with other LIBOR tenors to be discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders under the credit agreements, including SG, and any other indebtedness with an interest rate tied to LIBOR to minimize the effect of such a discontinuance on our financial condition and results of operations; however, the effect of the anticipated discontinuance of LIBOR on us and our debt instruments remains uncertain. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

In June 2020, CARB adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Among other things, we believe the intent of the Advanced Clean Trucks regulation and the September 2020 Executive Order is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. Implementation of such regulations and executive actions may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, other states have taken steps to enact similar regulations, which may slow, delay, change, or prevent the adoption of our vehicle fuels in those states as well. These actions could result in state funding and incentive programs being directed only to the adoption of electric vehicles. In December 2021, President Biden signed an executive order (the “2021 Executive Order”) that directs the federal government to achieve certain goals, including purchasing 100% zero-emission vehicles by 2035 for its fleet of over 600,000 cars and trucks.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, from the beginning of 2021 to 2022 year-to-date, market prices for RINs were as high as $3.81 and as low as $1.95. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the alternative fuel excise tax credit (“AFTC”), would also adversely impact our revenue. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation and the September 2020 Executive Order. Further, the supply of engines or vehicle product lines by these manufacturers has been and continues to be disrupted/delayed due to the lingering impacts of the COVID-19 pandemic and global supply chain issues. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

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

Livestock waste and dairy farm projects produce less RNG and have higher operating costs than landfill facilities. As a result, these projects are even more dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will have a significantly greater effect on the success of livestock waste and dairy farm projects. RINs and LCFS Credit prices have fluctuated during 2021 and into 2022 to date and will likely continue to be volatile. A significant decline in the value of LCFS credits could adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We incurred pre-tax losses in 2018, 2020 and 2021 and in the nine months ended September 30, 2022. During 2019, 2020, 2021 and the nine months ended September 30, 2022, our results were positively affected by $47.1 million, $19.8 million, $20.7 million, and $16.3 million of AFTC revenue, respectively. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3 to the Condensed Consolidated Financial Statements)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions. As of September 30, 2022, we had 26 nearly completed stations with a carrying amount of $47.5 million that were not open for fueling operations. We do not know when or if these stations will open, and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, especially given uncertainties related to the impacts of the COVID-19 pandemic, and investors in our securities should not rely on the results of one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we may have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

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

The COVID-19 pandemic and measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.

Given the dynamic nature of the COVID-19 pandemic, including the travel bans, quarantines, business limitations and other governmental restrictions that were previously instituted and may in the future be reinstated, and the related adverse effect these restrictions have had, and may continue to have, on the economy generally, our business and financial results may continue to be adversely affected by the COVID-19 pandemic.

We may be subject to various risks and uncertainties because of the COVID-19 pandemic, including a delay in the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delay in increasing the use of our vehicle fuels; a decrease in the volume of truck and fleet operations, including shuttle buses at airports, and lower-than-normal levels of public transportation generally, which have resulted and may in the future result in decreased demand for our vehicle fuels; and the effect of business disruptions on the production of vehicles and engines that use our fuels, which has resulted in, and may in the future result in, plant closures, decreased manufacturing capacity, and delays in deliveries.

The duration and extent of the effects of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution, public acceptance and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume and continue within the markets in which we operate, each of which is highly uncertain at this time and outside of our control. Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results because of its global economic impact, including any economic downturn or recession that has occurred or may occur. The adverse effect of the COVID-19 pandemic or other pandemics, epidemics, or infectious disease outbreaks on our business, results of operations and financial condition could be material.

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

As of September 30, 2022, we have consolidated indebtedness of $31.7 million, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations, adoption of new regulations, or judicial rulings regarding such regulations, may result in significant additional expense to us or our customers. For example, in June 2020, CARB adopted the Advanced Clean Trucks regulation, which seeks to have all new commercial vehicles sold in California have zero-emissions by 2045, in September 2020, California’s Governor issued the September 2020 Executive Order, which seeks to have 100% of medium- and heavy-duty vehicles in California be zero emission by 2045, and in December 2021, President Biden signed the 2021 Executive Order, which seeks to achieve 100% zero-emission vehicle acquisitions by the federal government by 2035. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained. Our failure to comply with any applicable laws and regulations could result in a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition, and performance could be negatively affected.

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

After giving effect to the issuance of the Amazon Warrant, TotalEnergies Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns 42,581,801 shares of our common stock, or 19.1% of our outstanding shares of common stock as of September 30, 2022 (excluding 8,218,910 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock. Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2022;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2022;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2022;
(v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2022; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: November 8, 2022	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)