Form 10-Q
period 2023-03-31
Clean Energy Fuels Corp.
filed 2023-05-09
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, there were 222,907,780 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2022	2023
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$125,950	$166,807
Short-term investments	139,569	55,113
Accounts receivable, net of allowance of $1,375 and $1,462 as of December 31, 2022 and March 31, 2023, respectively	91,430	107,896
Other receivables	17,026	20,078
Inventory	37,144	38,045
Prepaid expenses and other current assets	60,601	53,569
Total current assets	471,720	441,508
Operating lease right-of-use assets	52,586	60,573
Land, property and equipment, net	264,068	274,136
Notes receivable and other long-term assets, net	30,467	30,740
Investments in other entities	193,273	191,981
Goodwill	64,328	64,328
Intangible assets, net	5,915	6,365
Total assets	$1,082,357	$1,069,631
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$93	$37
Current portion of finance lease obligations	948	1,008
Current portion of operating lease obligations	4,206	4,558
Accounts payable	44,435	39,144
Accrued liabilities	90,079	97,537
Deferred revenue	5,970	6,099
Derivative liabilities, related party	2,415	3,373
Total current liabilities	148,146	151,756
Long-term portion of debt	145,471	144,877
Long-term portion of finance lease obligations	2,134	2,231
Long-term portion of operating lease obligations	48,911	56,843
Long-term portion of derivative liabilities, related party	1,430	502
Other long-term liabilities	8,794	9,653
Total liabilities	354,886	365,862
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 222,437,429 shares and 222,907,780 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	22	22
Additional paid-in capital	1,553,668	1,568,093
Accumulated deficit	(829,975)	(868,672)
Accumulated other comprehensive loss	(3,722)	(3,017)
Total Clean Energy Fuels Corp. stockholders’ equity	719,993	696,426
Noncontrolling interest in subsidiary	7,478	7,343
Total stockholders’ equity	727,471	703,769
Total liabilities and stockholders’ equity	$1,082,357	$1,069,631

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2022	2023
Revenue:
Product revenue	$72,507	$119,727
Service revenue	10,990	12,456
Total revenue	83,497	132,183
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	57,615	119,658
Service cost of sales	6,622	7,610
Selling, general and administrative	27,927	29,649
Depreciation and amortization	11,390	10,678
Total operating expenses	103,554	167,595
Operating loss	(20,057)	(35,412)
Interest expense	(3,077)	(4,354)
Interest income	264	2,717
Other income, net	20	43
Loss from equity method investments	(1,677)	(1,890)
Loss before income taxes	(24,527)	(38,896)
Income tax (expense) benefit	(49)	64
Net loss	(24,576)	(38,832)
Loss attributable to noncontrolling interest	385	135
Net loss attributable to Clean Energy Fuels Corp.	$(24,191)	$(38,697)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.11)	$(0.17)
Weighted-average common shares outstanding:
Basic and diluted	222,559,648	222,717,113

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2022	2023	2022	2023	2022	2023
Net loss	$(24,191)	$(38,697)	$(385)	$(135)	$(24,576)	$(38,832)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2022 and 2023	272	461	—	—	272	461
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2022 and 2023	(23)	244	—	—	(23)	244
Total other comprehensive income (loss)	249	705	—	—	249	705
Comprehensive loss	$(23,942)	$(37,992)	$(385)	$(135)	$(24,327)	$(38,127)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411
Issuance of common stock	585,775	—	273	—	—	—	273
Repurchase of common stock	(511,010)		(3,001)	—	—	—	(3,001)
Stock-based compensation	—	—	8,253	—	—	—	8,253
Stock-based sales incentive charges	—	—	1,721	—	—	—	1,721
Net loss	—	—	—	(24,191)	—	(385)	(24,576)
Other comprehensive income	—	—	—	—	249	—	249
Balance, March 31, 2022	222,759,688	22	1,527,164	(795,433)	(1,373)	7,950	738,330

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2022	222,437,429	$22	$1,553,668	$(829,975)	$(3,722)	$7,478	$727,471
Issuance of common stock	470,351	—	332	—	—	—	332
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	6,096	—	—	—	6,096
Stock-based sales incentive charges	—	—	8,172	—	—	—	8,172
Net loss	—	—	—	(38,697)	—	(135)	(38,832)
Other comprehensive income (loss)	—	—	—	—	705	—	705
Balance, March 31, 2023	222,907,780	22	1,568,093	(868,672)	(3,017)	7,343	703,769

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(24,576)	$(38,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,390	10,678
Provision for credit losses and inventory	375	502
Stock-based compensation expense	8,253	6,096
Stock-based sales incentive charges	3,756	13,730
Change in fair value of derivative instruments	1,036	2,532
Amortization of discount and debt issuance cost	(47)	(1,213)
Gain on disposal of property and equipment	(32)	(49)
Loss on extinguishment of debt	2,268	—
Asset impairments and other charges	—	409
Loss from equity method investments	1,677	1,890
Non-cash lease expense	827	1,402
Deferred income taxes	21	(86)
Changes in operating assets and liabilities:
Accounts and other receivables	12,875	(19,704)
Inventory	(1,809)	(2,626)
Prepaid expenses and other assets	(3,188)	1,040
Operating lease liabilities	(971)	(1,105)
Accounts payable	113	(606)
Deferred revenue	801	129
Accrued liabilities and other	(7,930)	6,809
Net cash provided by (used in) operating activities	4,839	(19,004)
Cash flows from investing activities:
Purchases of short-term investments	(99,803)	(49,393)
Maturities and sales of short-term investments	109,000	135,500
Purchases of and deposits on property and equipment	(7,366)	(17,777)
Grant proceeds for capital projects	—	1,947
Disbursements for loans receivable	—	(1,140)
Proceeds from paydowns, maturities, and sales of loans receivables	103	1,483
Cash received from sale of certain assets of subsidiary, net	3,885	—
Payment and deposits on equipment and manure rights for RNG production projects	(4,500)	(10,147)
Proceeds from disposal of property and equipment	43	49
Net cash provided by (used in) investing activities	1,362	60,522
Cash flows from financing activities:
Issuance of common stock	273	332
Repurchase of common stock	(3,001)	—
Payments of tax withholdings on net settlement of equity awards	—	(175)
Fees paid for lender and debt issuance costs	(50)	(369)
Proceeds for Adopt-a-Port program	240	100
Repayment of proceeds for Adopt-a-Port program	(235)	(343)
Proceeds from debt instruments	14,000	—
Repayments of debt instruments and finance lease obligations	(13,848)	(317)
Payments of debt extinguishment costs	(2,186)	—
Net cash provided by (used in) financing activities	(4,807)	(772)
Effect of exchange rates on cash, cash equivalents and restricted cash	120	111
Net increase (decrease) in cash, cash equivalents and restricted cash	1,514	40,857
Cash, cash equivalents and restricted cash, beginning of period	106,456	125,950
Cash, cash equivalents and restricted cash, end of period	$107,970	$166,807
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$26
Interest paid, net of $0 and $138 capitalized, respectively	$470	$4,106

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2023, results of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2022 and 2023, and cash flows for the three months ended March 31, 2022 and 2023. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU permits private entities with common control arrangements that may contain or be leases to use any written terms and conditions between the parties, without regard to their legal enforceability, to identify, classify and account for common control leases. In addition, all lessees (public or private), in general, amortize leasehold improvements related to a common control lease over their useful life to the common control group, regardless of the ASC 842 lease term, as long as they continue to control the use of the underlying leased asset. The ASU is effective for fiscal years, including interim periods within those years, beginning after December 15, 2023, with early adoption allowed. The Company is currently evaluating the impact of adopting this new ASU and does not expect the adoption to have a material effect on the Company’s condensed consolidated financial statements.

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

	Three Months Ended
	March 31,
	2022	2023
Product revenue:
Volume-related
Fuel sales(1)	$58,619	$106,895
Change in fair value of derivative instruments(2)	(1,036)	(2,532)
RIN Credits	7,932	4,503
LCFS Credits	3,434	2,298
AFTC (3)	231	4,496
Total volume-related product revenue	69,180	115,660
Station construction sales	3,327	4,067
Total product revenue	72,507	119,727
Service revenue:
Volume-related, O&M services	10,710	12,044
Other services	280	412
Total service revenue	10,990	12,456
Total revenue	$83,497	$132,183
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three months ended March 31, 2022, contra-revenue charges recognized in fuel revenue were $3.8 million. For the three months ended March 31, 2023, contra-revenue charges recognized in fuel revenue were $13.7 million. See Note 14 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”). See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $27.9 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2022 and March 31, 2023, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2022	2023
Accounts receivable, net	$91,430	$107,896

Contract assets - current	$6,063	$7,266
Contract assets - non-current	2,976	2,837
Contract assets - total	$9,039	$10,103

Contract liabilities - current	$5,477	$4,356
Contract liabilities - non-current	—	—
Contract liabilities - total	$5,477	$4,356

Accounts Receivable, Net

"Accounts receivable, net" in the accompanying condensed consolidated balance sheets includes billed and accrued amounts that are currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance to provide for the estimated amount of receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, and economic conditions that may affect a customer’s ability to pay.

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received primarily from customers of NG Advantage, LLC (“NG Advantage”) in advance of the satisfaction of performance obligations and are classified as current or noncurrent based on when the related revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and in “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

Revenue recognized during the three months ended March 31, 2022 relating to the Company’s contract liability balances as of December 31, 2021 was $0.5 million. Changes in the contract liability balance for the three months ended March 31, 2023 were primarily driven by $1.3 million of revenue recognized relating to the Company’s contract liability balance as of December 31, 2022, partially offset by billings in excess of revenue recognized during the three months ended March 31, 2023.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) to create 50/50 joint ventures to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Pursuant to the TotalEnergies JV Agreement, each ADG RNG production facility project will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below).

The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million (the “TotalEnergies JV Equity Obligations”). In October 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV, and in November 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.0 million and $0.4 million from the LLC’s operations for the three months ended March 31, 2022 and 2023, respectively. The Company had an investment balance of $4.5 million and $4.1 million as of December 31, 2022 and March 31, 2023, respectively.

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

In December 2021, the bpJV issued a capital call for $143.2 million in additional funding, requiring bp and the Company each to contribute $71.6 million, and, in March 2022, the bpJV issued a second capital call for $76.2 million in additional funding, requiring bp and the Company each to contribute $38.1 million. Pursuant to the bpJV capital calls, the Company contributed $20.0 million, $51.6 million and $38.1 million in December 2021, June 2022 and September 2022, respectively, satisfying in full the Company’s contribution obligations under these capital calls. As of March 31, 2023, bp and the Company each own 50% of the bpJV. 100% of the RNG produced from the projects developed and owned by the bpJV will be available to the Company pursuant to the Company’s marketing agreement with bp.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $1.2 million and $0.4 million from this investment for the three months ended March 31, 2022 and 2023, respectively. The Company had an investment balance in the bpJV of $156.8 million and $156.4 million as of December 31, 2022 and March 31, 2023, respectively.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2023, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $21.8 million and $21.7 million as of December 31, 2022 and March 31, 2023, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of March 31, 2023, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2023, respectively. The value of the noncontrolling interest was $7.5 million and $7.4 million as of December 31, 2022 and March 31, 2023, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of December 31, 2022 and March 31, 2023, the Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis during the three months ended March 31, 2022 and 2023.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	December 31,	March 31,
	2022	2023
Current assets:
Cash and cash equivalents	$123,950	$164,807
Restricted cash - standby letter of credit	2,000	2,000
Total cash, cash equivalents and current portion of restricted cash	$125,950	$166,807

Total cash, cash equivalents and restricted cash	$125,950	$166,807

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $124.8 million and $165.6 million as of December 31, 2022 and March 31, 2023, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-

A-Port program. The $2.0 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2022 and March 31, 2023.

Note 5—Short-Term Investments

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2023, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2022 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Zero coupon bonds	$74,524	$(365)	$74,159
U.S. government securities	64,861	19	64,880
Certificates of deposit	530	—	530
Total short-term investments	$139,915	$(346)	$139,569

Short-term investments as of March 31, 2023 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Zero coupon bonds	$24,895	$(192)	$24,703
U.S. government securities	29,872	8	29,880
Certificates of deposit	530	—	530
Total short-term investments	$55,297	$(184)	$55,113

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

The Company has entered into fueling agreements with fleet operators under the Zero Now truck financing program. Certain of these fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be an embedded derivative and is recorded at fair value at the time of execution, with the changes in fair value of the embedded derivative recognized in "Product revenue" in the accompanying condensed consolidated statements of operations.

Commodity swaps and embedded derivatives as of December 31, 2022 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,640	$—	$1,640
Notes receivable and other long-term assets, net	5,115	—	5,115
Total derivative assets	$6,755	$—	$6,755
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$2,415	$—	$2,415
Long-term portion of derivative liabilities, related party	1,430	—	1,430
Total derivative liabilities	$3,845	$—	$3,845

Commodity swaps  and embedded derivatives as of March 31, 2023 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,266	$—	$2,266
Notes receivable and other long-term assets, net	2,683	—	2,683
Total derivative assets	$4,949	$—	$4,949
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$3,373	$—	$3,373
Long-term portion of derivative liabilities, related party	502	—	502
Fueling agreements:
Accrued liabilities	164	—	164
Other long-term liabilities	532	—	532
Total derivative liabilities	$4,571	$—	$4,571

As of December 31, 2022 and March 31, 2023, the Company had a total volume on open commodity swap contracts of 6.9 million and 5.6 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2022 and March 31, 2023, by year with associated volumes:

	December 31, 2022		March 31, 2023
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2023	5,000,000	$3.18	3,750,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

Note 7—Fair Value Measurements

The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and non-recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs developed based on market data obtained from sources independent of the Company that market participants would use in valuing the asset or liability. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy consists of the following three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2022 and March 31, 2023:

	December 31, 2022		March 31, 2023
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.35 - $2.59	$2.48	$2.13 - $2.35	$2.26
Historical Differential to PADD 3 Diesel	$0.88 - $1.62	$1.13	$0.92 - $1.62	$1.15
Historical Differential to PADD 5 Diesel	$1.89 - $3.00	$2.30	$1.89 - $3.00	$2.34

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2022 and March 31, 2023:

	December 31, 2022		March 31, 2023
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.35 - $2.59	$2.48	$2.13 - $2.35	$2.26
Historical Differential to PADD 3 Diesel	$0.88 - $1.62	$1.13	$0.92 - $1.62	$1.15
Historical Differential to PADD 5 Diesel	$1.91 - $3.05	$2.31	$1.89 - $3.00	$2.34

Convertible Promissory Note

In connection with the Company’s loan commitment to a certain equity method investee, the Company was issued a convertible promissory note with a principal balance equal to the amount of drawdown on the loan commitment (see Note 17). The convertible promissory note bears interest at 7% per annum, compounded quarterly, with a maturity date the earlier of May 7, 2024 or upon the occurrence of a triggering event such as change of control or an event of default. The convertible promissory note is classified as available-for-sale and is carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the note are discounted to their present value using an expected discount rate. The discount rate used reflects the interest rates offered on loans of similar terms and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement.

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note as of December 31, 2022 and March 31, 2023:

Significant Unobservable Inputs	December 31, 2022	March 31, 2023
Risk-free interest rate	4.57%	4.58%
Credit adjustment	8.36%	7.47%
Credit adjusted discount rate	12.93%	12.05%

The above significant unobservable inputs are subject to change based on changes in economic and market conditions. The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. Significant increase or decrease in any of the inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in market interest rates is accompanied by a directionally opposite change in the estimated fair value of fixed-rate debt securities. The Company records changes in the fair value of available-for-sale debt securities in "Unrealized gain (loss) on available-for-sale securities" within other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive loss.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2022 or March 31, 2023.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities (1)	$64,880	$64,880	$—	$—
Zero coupon bonds (1)	74,159	—	74,159	—
Convertible promissory note (4)	1,880	—	—	1,880
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,755	—	—	6,755
Liabilities:
Commodity swap contracts (2)	$3,845	$—	$—	$3,845

	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities (1)	$29,880	$29,880	$—	$—
Zero coupon bonds (1)	24,703	—	24,703	—
Convertible promissory note (4)	3,048	—	—	3,048
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	4,949	—	—	4,949
Liabilities:
Embedded derivatives (3)	696	—	—	696
Commodity swap contracts (2)	$3,875	$—	$—	$3,875

(1)	Included in "Short-term investments" in the accompanying condensed consolidated balance sheets. See Note 5 for more information.

(2)	Included in "Derivative liabilities, related party" and "Long-term portion of derivative liabilities, related party" as of December 31, 2022 and March 31, 2023 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in "Prepaid expenses and other current assets" and “Notes receivable and other long-term assets, net" as of December 31, 2022 and in "Prepaid expenses and other current assets," “Notes receivable and other long-term assets, net," “Accrued liabilities” and “Other long-term liabilities” as of March 31, 2023 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(4)	Included in “Notes receivable and other long-term assets, net” in the accompanying condensed consolidated balance sheets as of December 31, 2022 and March 31, 2023.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Convertible	Commodity	Embedded
	Swap Contracts	Derivatives	Promissory Note	Swap Contracts	Derivatives
Balance as of December 31, 2021	$—	$6,776	$—	$(4,383)	$—
Settlements, net	—	—	—	1,280	—
Total gain (loss)	—	3,147	—	(5,463)	—
Balance as of March 31, 2022	$—	$9,923	$—	$(8,566)	$—

Balance as of December 31, 2022	$—	$6,755	$1,880	$(3,845)	$—
Settlements, net	(1,424)	—	—	1,015	—
Total gain (loss)	1,424	(1,806)	216	(1,045)	(696)
Purchases	—	—	1,210	—	—
Equity method investment loss	—	—	(258)	—	—
Balance as of March 31, 2023	$—	$4,949	$3,048	$(3,875)	$(696)

Change in unrealized gain (loss) for the three months ended March 31, 2022 included in earnings	$—	$3,147	$—	$(4,183)	$—
Change in unrealized gain (loss) for the three months ended March 31, 2023 included in earnings	$—	$(1,806)	$—	$(30)	$(696)
Change in unrealized gain (loss) for the three months ended March 31, 2023 included in other comprehensive income (loss)	$—	$—	$216	$—	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2022 and March 31, 2023. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	December 31,	March 31,
	2022	2023
Loans to customers to finance vehicle purchases	$523	$533
Accrued customer billings	4,910	6,197
Fuel tax credits	9,462	10,413
Other	2,131	2,935
Total other receivables	$17,026	$20,078

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

Inventory as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	December 31,	March 31,
	2022	2023
Raw materials and spare parts	$37,144	$38,045
Total inventory	$37,144	$38,045

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	December 31,	March 31,
	2022	2023
Land	$3,476	$3,476
LNG liquefaction plants	94,790	94,790
Station equipment	353,104	371,679
Trailers	73,253	73,396
Other equipment	106,184	99,957
Construction in progress	91,105	98,728
	721,912	742,026
Less accumulated depreciation	(457,844)	(467,890)
Total land, property and equipment, net	$264,068	$274,136

Included in "Land, property and equipment, net" are capitalized software costs of $35.3 million and $35.6 million as of December 31, 2022 and March 31, 2023, respectively. Accumulated amortization of the capitalized software costs are $32.1 million and $32.6 million as of December 31, 2022 and March 31, 2023, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2023, respectively.

As of December 31, 2022 and March 31, 2023, $12.9 million and $7.8 million, respectively, are included in "Accounts payable" and "Accrued liabilities" in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Fueling Station Equipment Removal

The Company was requested by Pilot Travel Centers LLC (“Pilot”) to remove station equipment at select Pilot locations to accommodate Pilot making physical changes to the premises, which required the removal of the Company’s station equipment. The premises where the affected fueling stations are located were secured by long-term lease agreements between Pilot and the Company pursuant to which the Company had contractual rights to operate its fueling stations until the expiration of the respective leases. However, in July 2022, the Company entered into an amendment (the “Amendment”) to the Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement between Pilot and Clean Energy, dated August 2, 2010, to decommission and remove station equipment from the premises where the affected fueling stations are located in accordance with a phased removal schedule. The Amendment requires the Company to remove station equipment and site improvements from the premises beginning in the third quarter of 2022 and to complete removal by the end of the first quarter of 2023. On April 24, 2023, Pilot and the Company agreed to extend the removal completion deadline from the end of the first quarter of 2023 to the end of the second quarter of 2023. The extension was granted to provide the Company additional time to obtain the required permits and to complete the decommissioning activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	December 31,	March 31,
	2022	2023
Accrued alternative fuels incentives (1)	$34,239	$47,532
Accrued employee benefits	5,128	3,728
Accrued gas and equipment purchases	22,008	14,898
Accrued interest	1,827	1,798
Accrued property and other taxes	3,782	6,650
Accrued salaries and wages	6,857	4,679
Embedded derivatives	—	164
Other (2)	16,238	18,088
Total accrued liabilities	$90,079	$97,537
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	December 31, 2022
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Riverstone term loan	$150,000	$4,529	$145,471
Other debt	93	—	93
Total debt	150,093	4,529	145,564
Less amounts due within one year	(93)	—	(93)
Total long-term debt	$150,000	$4,529	$145,471

	March 31, 2023
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Riverstone term loan	$150,000	$5,123	$144,877
Other debt	37	—	37
Total debt	150,037	5,123	144,914
Less amounts due within one year	(37)	—	(37)
Total long-term debt	$150,000	$5,123	$144,877

Riverstone Credit Agreement

On December 22, 2022 (the “Closing Date”), the Company entered into a Senior Secured First Lien Term Loan Credit Agreement (the “Riverstone Credit Agreement”) with a syndicate of lenders. Pursuant to the Riverstone Credit Agreement, the lenders made a $150,000,000 sustainability-linked senior secured term loan (the “Sustainability-Linked Term Loan”) to the Company, a transaction aligned with the five pillars of the Loan Syndications and Trading Association’s sustainability-linked loan principles. Payments for the Sustainability-Linked Term Loan are interest only with a balloon principal payment due on the maturity date, which is December 22, 2026. The Sustainability-Linked Term Loan bears interest, at the option of the Company, at (a) Adjusted Term SOFR or (b) the Alternate Base Rate (“ABR”), which is defined as the greater of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (iii) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin of 6.50% for interest rate based on SOFR or 5.50% for election under the ABR through the second anniversary of the Closing Date. After the second anniversary of the Closing Date, the applicable margin increases to 7.25% for election under SOFR or 6.25% for election under the ABR. The applicable margin is subject to a sustainability rate adjustment feature, which may increase the applicable margin by 25 basis points if certain KPI metric is not met for fiscal years beginning after December 31, 2024. The sustainability rate adjustment feature shall be applied retroactively to commence as of December 31, 2025. Interest rate for the Sustainability-Linked Term Loan has an interest rate floor of 1.50% for election under SOFR and 2.50% for election under the ABR. Proceeds from the Sustainability-Linked Term Loan were or will be used to repay certain existing indebtedness of the Company, to finance permitted investments from time to time, to pay transaction costs related to the Riverstone Credit Agreement and for other general corporate purposes. In connection with the Sustainability-Linked Term Loan, the Company is obligated to pay other facility fees customary for credit facilities of similar size and type.

The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date and is subject to customary mandatory prepayments clauses. All prepayments and all other payments of the Sustainability-Linked Term Loan principal are subject to a call premium (2.0% from the one-year anniversary of the Closing Date to the date that is eighteen months after the Closing Date, 2.5% after the date that is eighteen months after the Closing Date to the date that is twenty-four months after the Closing Date, and 3% at any time thereafter). No call premium applies to any prepayment of the Sustainability-Linked Term Loan made prior to the first anniversary of the Closing Date. In conjunction with the Riverstone Credit Agreement, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement (the “Security Agreement”) in favor of the lenders. Under the Security Agreement, the Company and certain of its subsidiaries granted the lenders a security interest in substantially all of their personal property, rights and assets as collateral for the Sustainability-Linked Term Loan under the Riverstone Credit Agreement. The Company and certain of its subsidiaries also agreed to grant a security interest in certain of their material real property interests.

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

SG Credit Agreement

On January 2, 2019, the Company entered into a term credit agreement (the “Credit Agreement”) with Société Générale, a company incorporated as a société anonyme under the laws of France (“SG”). The Credit Agreement provided for a term loan facility (the “SG Facility”) pursuant to which the Company was able to obtain, subject to certain conditions, up to $100.0 million of loans (“SG Loans”) in support of its Zero Now truck financing program. Under the Credit Agreement, the Company was permitted to use the proceeds from the SG Loans to fund the incremental cost of trucks purchased or financed under the Zero Now truck financing program and related fees and expenses incurred by the Company in connection therewith. On March 12, 2021, the Credit Agreement was amended to permit the Company to use up to $45.0 million of proceeds from the SG Loans to fund certain station build costs, and up to $20.0 million to fund TotalEnergies JV Equity Obligations. Under the amended terms of the Credit Agreement, the Company’s ability to draw from the SG Facility expired on January 2, 2022. Interest on outstanding SG Loans accrued at a rate equal to LIBOR plus 1.30% per annum, and a commitment fee on any unused portion of the SG Facility accrued at a rate equal to 0.39% per annum. Interest and commitment fees were payable quarterly. On December 22, 2022, pursuant to the Riverstone Credit Agreement, the Company repaid the remaining outstanding balance under the SG Facility and the related accrued and unpaid interest. Upon such payment, the SG Facility was paid in full and no amounts remained outstanding thereon.

The Credit Agreement did not include financial covenants, and the Company did not provide SG with any security for its obligations under the Credit Agreement. As described below, THUSA entered into the Guaranty to guarantee the Company’s payment obligations to SG under the Credit Agreement. As of March 31, 2023, the Company had no amounts outstanding on the SG Facility.

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

Other Debt

As of December 31, 2022 and March 31, 2023, the Company had other outstanding debt bearing interest at 4.75% that will be due in 2023.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2023 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2022	2023
Net loss attributable to Clean Energy Fuels Corp.	$(24,191)	$(38,697)

Weighted-average common shares outstanding	222,559,648	222,717,113
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—
Weighted-average common shares outstanding - diluted	222,559,648	222,717,113
Basic and diluted loss per share	$(0.11)	$(0.17)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2022	2023
Stock options	16,701,139	18,115,226
Restricted stock units	681,511	288,371
Amazon warrant shares	58,767,714	58,767,714
Total	76,150,364	77,171,311

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2022 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2022	2023
Stock-based compensation expense, net of $0 tax in 2022 and 2023	$8,253	$6,096

As of March 31, 2023, there was $28.4 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based and market-based stock options and service-based restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.5 years. As of March 31, 2023, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $4.3 million.

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

The following table summarizes the Amazon Warrant activity for the three months ended March 31, 2023:

Warrant
Shares
Outstanding and unvested as of December 31, 2022	42,314,667
Granted	—
Vested	(1,175,408)
Outstanding and unvested as of March 31, 2023	41,139,259

1,175,408 shares of the Amazon Warrant vested during the three months ended March 31, 2023 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $3.8 million and $13.7 million in the three months ended March 31, 2022 and 2023, respectively, relating to customer fuel purchases. As of December 31, 2022 and March 31, 2023, the Company had a customer incentive asset of $22.2 million and $16.7 million, respectively, classified in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of March 31, 2023, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of March 31, 2023, the Company has utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock, and a total of $26.5 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax expense of $0.1 million in the three months ended March 31, 2022 and an income tax benefit of $0.1 million in the three months ended March 31, 2023. Income tax expense in both periods are related to the Company’s U.S. and foreign operations. The effective tax rates for the three months ended March 31, 2022 and 2023 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the three months ended March 31, 2023 by $0.8 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant during the three months ended March 31, 2023. The net interest incurred was immaterial for the three months ended March 31, 2022 and 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA”) was signed into law.

●	Under the IRA, there is a new 15% corporate alternative minimum tax for certain large corporations with at least $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. This provision will not have an impact on the Company.
●	Beginning after December 31, 2022, there will be a 1% excise tax on certain share repurchases with certain exceptions. The Company will be subject to the 1% excise tax if it repurchases shares after December 31, 2022.

In addition, the IRA offers significant tax incentives targeting energy transaction and renewables:

●	AFTC is reinstated to apply retroactively to fuel sales transactions from January 1, 2022 through December 31, 2024.
●	The investment tax credit under Section 48 of the Internal Revenue Code is expanded to include Qualified Biogas Property placed in service after December 31, 2022, which is expected to bring significant cash flow for the Renewable Natural Gas projects that the Company has invested or will invest in.
●	A new tax credit under Section 45Z of the Internal Revenue Code is introduced to apply to transportation fuel produced and sold by the taxpayer from January 1, 2025 through December 31, 2027. The IRA provides a base credit of 20 cents per gallon or $1.00 per gallon if prevailing wage and apprentices requirements are met. The Company expects that the Renewable Natural Gas projects will be eligible for this credit.
●	The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code is reinstated for 2022 and extended an additional 10 years to apply to any property placed in service before January 1, 2033. For business property, the credit amount decreases to 6% (from 30%) with a maximum amount of $100,000 per item (previously $30,000 per location per year). Business property meeting prevailing wage and registered apprenticeship requirements may be eligible for a credit amount of 30% ($100,000 maximum).

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through June 2024. As of March 31, 2023, the fixed commitments under these contracts totaled approximately $3.2 million for the remainder of the year ending December 31, 2023 and $2.0 million for the year ending December 31, 2024.

Loan Commitment to an Equity Method Investee

In November 2022, the Company entered into a Note Purchase Agreement with a certain equity method investee. Pursuant to the Note Purchase Agreement, the Company irrevocably committed to make available up to $5.5 million in delayed draw loans to fund the investee’s working capital requirements. In exchange, the Company received a convertible promissory note with a principal balance equal to the total amount of drawdown on the loan commitment. The convertible promissory note carries an interest rate equal to 7% per annum, compounded quarterly, and is due and payable in May 2024, subject to certain, specified prepayment clauses.

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

During each of the three months ended March 31, 2022 and 2023, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2023 (in thousands):

Fiscal year:
Remainder of 2023	$721
2024	962
2025	962
2026	985
2027	1,105
Thereafter	1,218
Total minimum lease payments	5,953
Less amount representing interest	(1,350)
Present value of lease receivables	$4,603

Note 19—Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company was eligible to receive AFTC for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2021. In August 2022, the Inflation Reduction Act of 2022 was enacted, extending AFTC for an additional three years through December 31, 2024, beginning retroactively to January 1, 2022. The AFTC incentive in the extension period under the Inflation Reduction Act of 2022 is equal to $0.50 per gasoline gallon equivalent of CNG and $0.50 per diesel gallon of LNG that the Company sells as vehicle fuel.

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

Note 20—Related Party Transactions

TotalEnergies S.E.

In the three months ended March 31, 2022 and 2023, the Company recognized revenue of $1.4 million and $1.4 million, respectively, relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). As of December 31, 2022 and March 31, 2023, the Company had receivables from TotalEnergies of $2.5 million and $1.8 million, respectively.

In the three months ended March 31, 2022 and 2023, the Company paid TotalEnergies $0.9 million and $0.7 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the CSA (Note 12). As of December 31, 2022 and March 31, 2023, total payables due to TotalEnergies was $0.2 million and $0.1 million, respectively.

SAFE&CEC S.r.l.

In the three months ended March 31, 2022 and 2023, the Company received $0.0 million and $0.2 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2022 and March 31, 2023, the Company had receivables due from SAFE&CEC S.r.l. of $0.3 million and $0.2 million, respectively.

In the three months ended March 31, 2022 and 2023, the Company paid SAFE&CEC S.r.l. $4.0 million and $3.0 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2022 and March 31, 2023, the Company had payables due to SAFE&CEC S.r.l. of $3.3 million and $1.5 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the TotalEnergies JV Agreement and the bp JV Agreement, the Company manages the day-to-day operations of RNG projects under the joint ventures in exchange for management fees. In the three months ended March 31, 2022 and 2023, the Company recognized management fee revenue of $0.3 million and $0.3 million, respectively. As of December 31, 2022 and March 31, 2023, the Company had receivables due from the joint ventures with TotalEnergies and bp of $0.5 million and $0.5 million, respectively.

Equity Method Investee Loan Commitment

Pursuant to the Note Purchase Agreement, in the three months ended March 31, 2023, the Company provided additional cash funding of $1.1 million in connection with the loan commitment (see Note 17). As of December 31, 2022 and March 31, 2023, the carrying amount of the Company’s convertible promissory note measured at fair value and included in “Notes receivable and other long-term assets, net” in the accompanying condensed consolidated balance sheets was $1.9 million and $3.0 million, respectively.

Note 21—Subsequent Events

On April 10, 2023, an accident resulted in a fire at the South Fork Dairy farm in Dimmitt, Texas, the location of one of the Company’s 100% owned ADG RNG projects under development. The fire killed approximately 18,000 dairy cows and injured one person. The Company’s partner, South Fork Dairy, plans to rebuild the dairy farm and to replenish the dairy cattle. As a result, the estimated completion date of the ADG RNG project at South Fork Dairy farm may be delayed. At the time of the incident, the Company had not commenced onsite construction activities. However, capital expenditures relating to site engineering, RNG production equipment and feedstock rights have been made in the amount of $23.7 million as of March 31, 2023. If the ADG RNG project ultimately does not proceed at the South Fork Dairy farm, then the estimated loss due to abandonment will range between $0.0 million and $8.4 million. The Company is currently assessing the effects of this incident on its investment and anticipates that nearly all equipment allocated to the ADG RNG project at South Fork Dairy can be redirected to the Company’s other ADG RNG projects, if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023, as well as the audited consolidated financial statements and notes included therein (collectively, our “2022 Form 10-K”).

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

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas ("RNG") and conventional natural gas sold. We calculate one GGE to equal 125,000 British Thermal Units (“BTUs”), and, as such, one million BTUs (“MMBTU”) equal eight GGEs. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, reduce their amount of climate-harming greenhouse gas from 60% to over 400% based on determinations by the California Air Resources Board (“CARB”), depending on the source of the RNG, while also reducing criteria pollutants such as Nitrogen Oxides, or NOx. RNG is sold in the form of compressed natural gas ("CNG") or liquefied natural gas ("LNG").

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking, and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. We deliver RNG to the transportation market through 570 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of March 31, 2023, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

Impact of COVID-19, Inflation, Labor Shortage, Material Availability and Interest Rate

The COVID-19 pandemic had an adverse effect on the volume of our sales, which we saw bottom in the second quarter of 2020. The subsequent surge in cases driven by the omicron variant negatively affected the demand recovery for our vehicle fuels in the first quarter of 2022. Since that time, we have seen improvement in volumes in all customer markets, and the residual effects of the COVID-19 pandemic have not been a significant headwind to our business operations. Total fuel volume increased by 18% to 68.8 million GGEs sold in the first quarter 2023, compared to 58.3 million GGEs sold in the first quarter 2022. The increase in total fuel volume was primarily driven by growth in the trucking customer market led by Amazon and the transit customer market. O&M services volume increased by 7% to 59.6 million GGEs serviced in the first quarter 2023, compared to 55.6 million GGEs serviced in the first quarter 2022. Growth in O&M services volume in the first quarter of 2023 compared to that in the first quarter of 2022 was primarily due to organic growth of our business. For more information, see “Risk Factors” in Part II, Item 1A of this report.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents, excluding current portion of restricted cash, and short-term investments of $219.9 million as of March 31, 2023 and $1.0 million of current debt. In addition, as a result of the Inflation Reduction Act of 2022 being enacted on August 16, 2022, alternative fuel excise tax credits (“AFTC”) was reinstated and extended for an additional three years, beginning retroactively to January 1, 2022. In the three months ended March 31, 2023, we collected a significant portion of receivables relating to AFTC generated from 2022 fuel sales and recognized $4.5 million in AFTC revenue.

During the three months ended March 31, 2023, we have experienced increases in commodity and supply chain costs due to inflationary pressures. Additionally, effects stemming from the COVID-19 pandemic have caused disruptions in labor supply and in supply chains, leading to shortages of certain materials and equipment and higher labor costs. The future duration and extent of these pressures and effects are difficult to predict. Although we have partially offset these increased costs through price increases for our products and services, our efforts to manage the current inflationary pressure and to recover inflation-based cost increases from our customers may be hampered by the structure of our contracts as well as the competitive and economic conditions of the markets in which we serve. For more information, see “Risk Factors” in Part II, Item 1A of this report.

The majority of our debt outstanding represents a sustainability-linked term loan bearing variable rates of interest. Changes in market interest rates will affect the interest expense incurred from this outstanding debt instrument, increasing or decreasing our interest expense in future periods. Furthermore, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2022	2023
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$58.6	$106.9
Change in fair value of derivative instruments(4)	(1.0)	(2.5)
RIN Credits	7.9	4.5
LCFS Credits	3.4	2.3
AFTC(5)	0.2	4.5
Total volume-related product revenue	69.2	115.7
Station construction sales	3.3	4.1
Total product revenue	72.5	119.8
Service revenue(6):
Volume-related, O&M services	10.7	12.0
Other services	0.3	0.4
Total service revenue	11.0	12.4
Total revenue	$83.5	$132.2
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $3.8 million and $13.7 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three months ended March 31, 2022 and 2023, respectively.

(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

(5)	Represents the federal alternative fuel excise tax credit that we refer to as AFTC. AFTC is available for vehicle fuel sales made through December 31, 2024.
(6)	Our O&M services revenue represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. All RNG and conventional natural gas sold are currently sourced from third-party suppliers. The following tables present our key operating data for the years ended December 31, 2020, 2021 and 2022 and for the three months ended March 31, 2022 and 2023. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended			Three Months Ended
Fuel volume, GGEs(2) sold (in millions),	December 31,			March 31,
correlating to total volume-related product revenue	2020	2021	2022	2022	2023
RNG(1)	153.3	167.0	198.2	39.7	53.4
Conventional natural gas(1)	82.1	78.8	69.6	18.6	15.4
Total fuel volume	235.4	245.8	267.8	58.3	68.8

	Year Ended			Three Months Ended
O&M services volume, GGEs(2) serviced (in millions),	December 31,			March 31,
correlating to volume-related O&M services revenue	2020	2021	2022	2022	2023
O&M services volume	218.4	229.8	240.4	55.6	59.6

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2020	2021	2022	2022	2023
Station construction cost of sales	$24.0	$15.0	$19.4	$3.1	$3.7
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (4) (5)	$(9.9)	$(93.1)	$(58.7)	$(24.2)	$(38.7)
(1)	All RNG and conventional natural gas sold were sourced from third-party suppliers.
(2)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(3)	Includes the following amounts of AFTC revenue: $19.8 million, $20.7 million and $21.8 million for the years ended December 31, 2020, 2021 and 2022, respectively, $0.2 million and $4.5 million for the three months ended March 31, 2022 and 2023, respectively.
(4)	Includes $83.6 million and $24.3 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2021 and 2022, respectively, and $3.8 million and $13.7 million for the three months ended March 31, 2022 and 2023, respectively. No amounts of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant were recorded for the year ended December 31, 2020.
(5)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $2.1 million, $(3.5) million and $0.5 million for the years ended December 31, 2020, 2021 and 2022, respectively, and $(1.0) million and $(2.5) million for the three months ended March 31, 2022 and 2023, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

2023 Developments

Winter 2022–2023 California Natural Gas Prices. From December 2022 to February 2023, the wholesale prices of natural gas in California spiked to historic levels. The January 2023 monthly index for Southern California settled at $54.31, and Henry Hub settled at $4.71, or 11.5 times higher than the industry benchmark index. December 2022 and February 2023 bookended the historic spike with the Southern California monthly index settled at $15.11 and $13.21, respectively, while Henry Hub settled at $6.71 and $3.11, respectively. These settlement prices reflect the monthly index established during the week leading up to the actual delivery month, also known as the bidweek. Drivers of the price increase were a combination of record below normal temperatures, production freeze-offs, pipeline maintenance, and an accelerated depletion of stored natural gas reserves. As a result, we experienced significantly higher gas supply costs, which affected our fueling stations in California in January 2023 and into February 2023. Although we have partially offset the increased costs through price increases from our customers, not all increased costs were recovered due to the competitive nature and market dynamics of the markets in which we serve. We estimate that the natural gas price spike in California from December 2022 to February 2023 resulted in a reduction in gross profit of approximately $10.0 million for the three months ended March 31, 2023. Since then, we have seen wholesale prices of natural gas in California largely revert to normal levels.

Tourmaline Joint Development. On April 18, 2023, we and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, we and Tourmaline expect to construct and commission up to 20 CNG fueling stations over the next five years, allowing heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon alternative to gasoline and diesel. The first station expected to be jointly owned will be located north of Edmonton with additional stations expected in the municipalities of Calgary and Grande Prairie in Alberta and Kamloops in British Columbia.

South Fork Dairy Farm Incident. On April 10, 2023, an accident resulted in a fire at the South Fork Dairy farm in Dimmitt, Texas, the location of one of our 100% owned ADG RNG projects under development. The fire killed approximately 18,000 dairy cows and injured one person. Our partner, South Fork Dairy, plans to rebuild the dairy farm and to replenish the dairy cattle. At the time of the incident, we had not commenced onsite construction activities, and, currently, we are assessing the effects of this incident and expect a delay to the completion date of our ADG RNG project (see Note 21).

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2022 Form 10-K. Except as set forth below, and in “Impact of COVID-19” above, there have been no material changes to such trends as described in the MD&A contained in our 2022 Form 10-K.

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Also, other important markets, including airports, refuse and public transit, experienced slowdowns in volume and customer growth in 2021. Slower growth may occur if the effects of the COVID-19 pandemic linger, as well as due to other unfavorable macroeconomic events, including inflationary pressures.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have fluctuated significantly during 2021, 2022 and into 2023 and will likely continue to be volatile. Further, LCFS Credit prices have fluctuated significantly during 2022 and into 2023 and will likely continue to be volatile.

The market price of our common stock can be volatile and unpredictable. If a decline of our market capitalization were sustained we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in material non-cash charges and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of March 31, 2023, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2022 Form 10-K. During the three months ended March 31, 2023, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2022 Form 10-K. There have been no material changes to our critical accounting policies as described in the MD&A contained in our 2022 Form 10-K.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
	2022	2023
Statements of Operations Data:
Revenue:
Product revenue	86.8%	90.6%
Service revenue	13.2	9.4
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	69.0	90.5
Service cost of sales	7.9	5.8
Selling, general and administrative	33.4	22.4
Depreciation and amortization	13.6	8.1
Total operating expenses	123.9	126.8
Operating loss	(23.9)	(26.8)
Interest expense	(3.7)	(3.3)
Interest income	0.3	2.1
Other income, net	—	—
Loss from equity method investments	(2.0)	(1.4)
Loss before income taxes	(29.3)	(29.4)
Income tax (expense) benefit	(0.1)	—
Net loss	(29.4)	(29.4)
Loss attributable to noncontrolling interest	0.5	0.1
Net loss attributable to Clean Energy Fuels Corp.	(28.9)%	(29.3)%

Product revenue. Product revenue for the three months ended March 31, 2023 increased by $47.2 million to $119.7 million, representing 90.6% of total revenue, compared to $72.5 million, representing 86.8% of total revenue, for the three months ended March 31, 2022. The increase was primarily due to (1) higher prices of fuel sold due in-part to the significant rise in cost of natural gas in California during January and February 2023 and an increase in total GGEs of fuel sold, resulting in $58.1 million increase in product revenue from the prior year period, (2) an increase in AFTC revenue of $4.3 million as AFTC incentive was suspended in the three months ended March 31, 2022 and was not reinstated until August 2022 under the Inflation Reduction Act of 2022, and (3) an increase in station construction sales of $0.8 million due to increased construction activities. The increase in product revenue between periods was partially offset by (1) a $10.0 million increase in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant driven by higher customer fuel purchases, (2) a decrease in LCFS revenue of $1.1 million resulting from lower average LCFS prices in the first quarter of 2023 when compared to that in the same period of 2022, (3) a decrease in RIN revenue of $3.4 million resulting from lower average RIN prices in the first quarter of 2023 when compared to that in the same period of 2022, and (4) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized loss of $2.5 million in the three months ended March 31, 2023 compared to an unrealized loss of $1.0 million in the same period of 2022.

Service revenue. Service revenue for the three months ended March 31, 2023 increased $1.4 million to $12.4 million, representing 9.4% of total revenue, compared to $11.0 million, representing 13.2% of total revenue, for the three months ended March 31, 2022. The increase was primarily due to an increase in GGEs serviced in the first quarter of 2023 compared to that in the same period in 2022.

Product cost of sales. Product cost of sales for the three months ended March 31, 2023 increased by $62.1 million to $119.7 million, representing 90.5% of total revenue, from $57.6 million, representing 69.0% of total revenue, in the three months ended March 31, 2022. The increase was primarily due to an increase in natural gas prices driven in-part by the significant rise in cost of natural gas in California during January and February 2023, an increase in GGEs of fuel sold, and a $0.6 million increase in the cost of station construction activities.

Service cost of sales. Service cost of sales for the three months ended March 31, 2023 increased by $1.0 million to $7.6 million, representing 5.8% of total revenue, compared with $6.6 million or 7.9% of total revenue in the three months ended March 31, 2022. The increase was primarily due to an increase in GGEs serviced in the three months ended March 31, 2023 as compared to the same period in 2022.

Selling, general and administrative. Selling, general and administrative expenses increased by $1.7 million to $29.6 million in the three months ended March 31, 2023, from $27.9 million in the three months ended March 31, 2022. The increase was primarily driven by a $2.6 million increase in salaries and benefits, a $0.4 million increase in legal, consulting and other professional fees, and a $0.9 million increase in general business, administrative and information technology expense. The increase was partially offset by a $2.2 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior years, partially offset by equity awards granted during the three months ended March 31, 2023.

Depreciation and amortization. Depreciation and amortization decreased by $0.7 million to $10.7 million in the three months ended March 31, 2023, from $11.4 million in the three months ended March 31, 2022. The decrease was primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense increased by $1.3 million to $4.4 million in the three months ended March 31, 2023, from $3.1 million in the three months ended March 31, 2022, primarily due to higher outstanding indebtedness and higher average interest rates on outstanding indebtedness between periods.

Interest income. Interest income increased by $2.4 million to $2.7 million in the three months ended March 31, 2023, from $0.3 million in the three months ended March 31, 2022, primarily due to higher average interest rates between periods on the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $0.2 million to $1.9 million in the three months ended March 31, 2023, from $1.7 million in the three months ended March 31, 2022, primarily due to the operating results of SAFE&CEC S.r.l. and our joint venture(s) with TotalEnergies and bp.

Income tax (expense) benefit. Income tax expense was $0.1 million for the three months ended March 31, 2022. We recognized an income tax benefit of $0.1 million for the three months ended March 31, 2023. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended March 31, 2022 and 2023, we recorded a gain of $0.4 million and $0.1 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2023 periods.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness; the amount and timing of any capital calls related to the joint venture(s) with TotalEnergies and/or bp, or any other joint venture we may enter into in the future; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, the continuing direct and indirect effects of the COVID-19 pandemic, grants and incentives, if any; fluctuations in commodity, station construction and labor costs; supply chain issues and unfavorable macroeconomic events, including inflationary pressures; environmental credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments.

Cash Flows

Operating Activities. Cash used in operating activities was $19.0 million in the three months ended March 31, 2023, compared to cash provided by operating activities of $4.8 million in the comparable 2022 period. The decrease in cash provided by operating activities was primarily attributable to higher cash outlays for the procurement of natural gas in the three months ended March 31, 2023 as compared to the same period in 2022 and changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash.

Investing Activities. Cash provided by investing activities was $60.5 million in the three months ended March 31, 2023, compared to cash provided by investing activities of $1.4 million in the comparable 2022 period. The increase in cash provided by investing activities was primarily attributable to a $76.9 million increase in net maturities of short-term investments in the three months ended March 31, 2023 when compared to that in 2022, partially offset by $10.4 million increase in capital expenditures on property and equipment, $5.6 million increase in outlay on RNG production projects and manure feedstock rights, and $1.1 million in loan disbursement relating to our Note Purchase Agreement with a certain equity method investee.

Financing Activities. Cash used in financing activities was $0.8 million in the three months ended March 31, 2023, compared to $4.8 million used in financing activities in the comparable 2022 period. The decrease in cash used in financing activities was primarily attributable to lower principal repayments on outstanding indebtedness, no cash payments on debt extinguishment costs, and a decrease in cash outlays on repurchases of our common stock, partially offset by a decrease in cash proceeds from issuance of debt instruments.

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

We had total indebtedness, consisting of our debt and finance leases, of approximately $153.2 million in principal amount as of March 31, 2023, of which approximately $0.8 million, $1.5 million, $0.7 million, and $150.2 million is expected to become due in 2023, 2024, 2025, and 2026, respectively. Based on our outstanding indebtedness and applicable interest rates as of March 31, 2023, we expect our total interest payment obligations relating to our indebtedness to be approximately $17.4 million in 2023, $4.2 million of which had been paid when due as of March 31, 2023. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $98.0 million as of March 31, 2023, of which approximately $6.8 million, $9.5 million, $9.6 million, $9.5 million, $9.4 million and $53.2 million are expected to become due in 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2023, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $219.9 million, compared to $263.5 million as of December 31, 2022.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, as well as the other factors described in this MD&A and Part II, Item 1A. “Risk Factors” of this report.

Subject to the following paragraph, we believe our cash and cash equivalents and short-term investments and anticipated cash provided by our operating and current or future financing activities will satisfy our expected business requirements for at least the 12 months following the date of this report. Subsequent to that period, we may need to raise additional capital to fund any planned or unanticipated capital expenditures, investments, debt repayments, share repurchases or other expenses that we cannot fund through cash on-hand, cash provided by our operations or other sources. Moreover, we may use our cash resources faster than we predict due to unexpected expenditures, the direct and indirect impacts of the COVID-19 pandemic, or higher-than-expected expenses due to unfavorable macroeconomic events, including inflationary pressures or otherwise, in which case we may need to seek capital from alternative sources sooner than we anticipate. The timing and necessity of any future capital raise would depend on various factors, including our rate and volume of, and prices for, natural gas fuel sales and other volume-related activity, the direct and indirect impacts of the COVID-19 pandemic, new station construction, debt repayments (either before or at maturity) and any potential mergers, acquisitions, investments, divestitures or other strategic relationships we may pursue, as well as the other factors that affect our revenue and expense levels as described in this MD&A and elsewhere in this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $50.4 million;
●	An outstanding loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of March 31, 2023, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2024.

In addition, as of March 31, 2023, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $182.4 million of our total cost of sales in 2022 and $90.2 million of our total cost of sales for the three months ended March 31, 2023.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of March 31, 2023, then we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $1.0 million.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2023, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2023, we would expect a corresponding fluctuation in the value of the assets and liabilities to be immaterial.

Interest Rate Risk

As of March 31, 2023, we had $150.0 million of debt that bears interest at a rate equal to either adjusted Term SOFR, the Federal Funds Effective Rate, or the Prime Rate plus a margin per annum. Thus, depending on our interest rate election during the period, our interest expense would fluctuate with a change in Term SOFR, the Federal Funds Effective Rate or the Prime Rate. If these rates were to increase or decrease by 1% for the year, then the impact on our annual interest expense would be approximately $1.5 million.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others:

●	Lack of demand for trucks that use our vehicle fuels;
●	Adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for gasoline and diesel-powered vehicles, changes to emissions requirements applicable to vehicles and fleets powered by gasoline, diesel, RNG, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles;
●	Limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects;
●	Perceptions about the benefits of our vehicle fuels relative to gasoline, diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;
●	Increases, decreases or volatility in the supply, demand, use and prices of crude oil, gasoline, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

●	Inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders;
●	Vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;
●	The development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets;
●	Increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels;
●	The availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and
●	Emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In June 2020, CARB adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Resulting regulations mandate increasing adoption of zero-emission vehicles. In April 2023, CARB adopted the Advanced Clean Fleets regulation, which requires all truck fleets be zero emission by 2042. The Advanced Clean Fleets regulation also seeks to end the sale of combustion trucks in California in 2036. Among other things, we believe the intent of the Advanced Clean Trucks regulation, the September 2020 Executive Order, and the Advanced Clean Fleets regulation is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. Implementation of such regulations and executive actions may slow, delay or prevent the adoption by fleets and other commercial consumers of our vehicle fuels, particularly in California. Moreover, other states have taken steps to enact similar regulations, which may slow, delay, change, or prevent the adoption of our vehicle fuels in those states as well. These actions could result in state funding and incentive programs being directed only to the adoption of electric vehicles. In December 2021, President Biden signed an executive order (the “2021 Executive Order”) that directs the federal government to achieve certain goals, including purchasing 100% zero-emission vehicles by 2035 for its fleet of over 600,000 cars and trucks.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations. For example, during 2022, market prices for RINs were as high as $3.56 and as low as $2.47. Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. We experienced many of these effects in connection with the administrative review by CARB of our generation of LCFS Credits in the third and fourth quarters of 2017, during which we were restricted from selling and transferring accumulated LCFS Credits, we were required to make cash payments to third parties to settle preexisting commitments to transfer LCFS Credits, and certain of our LCFS Credits were invalidated. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the AFTC, would also adversely impact our revenue. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather, natural disasters, accidents, labor disruptions, disputes, or increases in costs for or shortages of equipment and construction materials; (iii) operating risks; (iv) weather conditions; (v) financial condition of the applicable source owner; (vi) health of the applicable dairy herd; (vii) consolidation in the dairy industry; (viii) budget overruns; (ix) possible liabilities because of unforeseen environmental, construction, technological or other complications; (x) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; and (xi) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations. Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

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

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation, the September 2020 Executive Order and the Advanced Clean Fleets regulation. Further, the supply of engines or vehicle product lines by these manufacturers has been and continues to be disrupted/delayed due to the lingering impacts of the COVID-19 pandemic and global supply chain issues. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that the first-generation models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

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

We incurred pre-tax losses in 2020, 2021, 2022, and in the three months ended March 31, 2023. During 2020, 2021, 2022, and the three months ended March 31, 2023, our results were positively affected by $19.8 million, $20.7 million, $21.8 million, and $4.5 million of AFTC revenue, respectively. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, in the third and fourth quarters of 2017, we recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3 to the Condensed Consolidated Financial Statements)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions. As of March 31, 2023, we had 26 nearly completed stations with a carrying amount of $47.5 million that were not open for fueling operations. We do not know when or if these stations will open, and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

On December 22, 2022, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (the “Credit Agreement”) with the lenders from time to time party thereto (“Lenders”) and Riverstone Credit Management, LLC, as the administrative agent for the Lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $150,000,000 senior secured term loan. As of March 31, 2023, we have consolidated indebtedness of $148.3 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

Federal or state laws, orders or regulations have been adopted, such as California’s AB 32 cap and trade law and the 2021 Executive Order, and may in the future be adopted that impose limits on GHG emissions or otherwise require the adoption of zero-emission electric vehicles. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory or regulatory programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions. See also the discussion above regarding the Advanced Clean Trucks regulation, the September 2020 Executive Order, the Advanced Clean Fleets regulation and the 2021 Executive Order under “Our success is dependent on the willingness of fleets and other consumers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.”

Our business is subject to a variety of government regulations, which may restrict our operations and result in costs and penalties or otherwise adversely affect our business and ability to compete.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations, adoption of new regulations, or judicial rulings regarding such regulations, may result in significant additional expense to us or our customers. For example, in June 2020, CARB adopted the Advanced Clean Trucks regulation, which seeks to have all new commercial vehicles sold in California have zero-emissions by 2045, in September 2020, California’s Governor issued the September 2020 Executive Order, which seeks to have 100% of medium- and heavy-duty vehicles in California be zero emission by 2045, in April 2023, CARB adopted the Advanced Clean Fleets regulation, which requires all truck fleets be zero emission by 2042 and an end to the sale of all combustion trucks in California in 2036, and in December 2021, President Biden signed the 2021 Executive Order, which seeks to achieve 100% zero-emission vehicle acquisitions by the federal government by 2035. Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained. Our failure to comply with any applicable laws and regulations could result in a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition, and performance could be negatively affected.

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

Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures, and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of vehicles that use our fuels or operation of vehicle fueling stations could result in sudden releases of pressure that could cause explosions. In addition, our operations may result in the venting of methane, which is flammable and is a potent GHG. These safety and environmental risks could result in uncontrollable flows of our fuels, fires, explosions, death, or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are more than policy limits, or if environmental damage causes us to violate applicable GHG emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in our vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, our vehicle fuels.

Risks Related to Our Common Stock

A significant portion of our outstanding common stock is owned or otherwise subject to acquisition by two equityholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

After giving effect to the issuance of the Amazon Warrant, TotalEnergies Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns 42,581,801 shares of our common stock, or 19.7% of our outstanding shares of common stock as of March 31, 2023 (excluding 7,268,910 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock. Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2023;
(ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2022 and 2023;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three months Ended March 31, 2022 and 2023;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three months Ended March 31, 2022 and 2023;
(v) Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2022 and 2023; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 9, 2023	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)