Form 10-Q
period 2023-06-30
Clean Energy Fuels Corp.
filed 2023-08-09
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2023, there were 222,966,819 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	June 30,
	2022	2023
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$125,950	$55,162
Short-term investments	139,569	138,569
Accounts receivable, net of allowance of $1,375 and $1,501 as of December 31, 2022 and June 30, 2023, respectively	91,430	74,746
Other receivables	17,026	27,088
Inventory	37,144	38,517
Prepaid expenses and other current assets	60,601	58,279
Total current assets	471,720	392,361
Operating lease right-of-use assets	52,586	63,093
Land, property and equipment, net	264,068	292,463
Notes receivable and other long-term assets, net	30,467	31,004
Investments in other entities	193,273	196,770
Goodwill	64,328	64,328
Intangible assets, net	5,915	6,365
Total assets	$1,082,357	$1,046,384
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$93	$38
Current portion of finance lease obligations	948	961
Current portion of operating lease obligations	4,206	5,075
Accounts payable	44,435	37,943
Accrued liabilities	90,079	76,609
Deferred revenue	5,970	4,920
Derivative liabilities, related party	2,415	2,779
Total current liabilities	148,146	128,325
Long-term portion of debt	145,471	144,837
Long-term portion of finance lease obligations	2,134	2,024
Long-term portion of operating lease obligations	48,911	59,393
Long-term portion of derivative liabilities, related party	1,430	—
Other long-term liabilities	8,794	8,908
Total liabilities	354,886	343,487
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 222,437,429 shares and 222,910,057 shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively	22	22
Additional paid-in capital	1,553,668	1,582,009
Accumulated deficit	(829,975)	(884,973)
Accumulated other comprehensive loss	(3,722)	(1,319)
Total Clean Energy Fuels Corp. stockholders’ equity	719,993	695,739
Noncontrolling interest in subsidiary	7,478	7,158
Total stockholders’ equity	727,471	702,897
Total liabilities and stockholders’ equity	$1,082,357	$1,046,384

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Revenue:
Product revenue	$85,853	$75,629	$158,360	$195,356
Service revenue	11,371	14,919	22,361	27,375
Total revenue	97,224	90,548	180,721	222,731
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	65,933	55,570	123,548	175,228
Service cost of sales	6,127	8,592	12,749	16,202
Selling, general and administrative	26,481	28,548	54,408	58,197
Depreciation and amortization	10,556	10,893	21,946	21,571
Total operating expenses	109,097	103,603	212,651	271,198
Operating loss	(11,873)	(13,055)	(31,930)	(48,467)
Interest expense	(732)	(4,365)	(3,809)	(8,719)
Interest income	490	2,766	754	5,483
Other income, net	14	28	34	71
Loss from equity method investments	(1,193)	(1,915)	(2,870)	(3,805)
Loss before income taxes	(13,294)	(16,541)	(37,821)	(55,437)
Income tax (expense) benefit	(68)	55	(117)	119
Net loss	(13,362)	(16,486)	(37,938)	(55,318)
Loss attributable to noncontrolling interest	127	185	512	320
Net loss attributable to Clean Energy Fuels Corp.	$(13,235)	$(16,301)	$(37,426)	$(54,998)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.17)	$(0.25)
Weighted-average common shares outstanding:
Basic and diluted	222,433,900	222,908,402	222,496,426	222,813,286

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2022	2023	2022	2023	2022	2023
Net loss	$(13,235)	$(16,301)	$(127)	$(185)	$(13,362)	$(16,486)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2022 and 2023	(1,297)	585	—	—	(1,297)	585
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2022 and 2023	(119)	1,113	—	—	(119)	1,113
Total other comprehensive income (loss)	(1,416)	1,698	—	—	(1,416)	1,698
Comprehensive loss	$(14,651)	$(14,603)	$(127)	$(185)	$(14,778)	$(14,788)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2022	2023	2022	2023	2022	2023
Net loss	$(37,426)	$(54,998)	$(512)	$(320)	$(37,938)	$(55,318)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2022 and 2023	(1,025)	1,046	—	—	(1,025)	1,046
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2022 and 2023	(142)	1,357	—	—	(142)	1,357
Total other comprehensive income (loss)	(1,167)	2,403	—	—	(1,167)	2,403
Comprehensive loss	$(38,593)	$(52,595)	$(512)	$(320)	$(39,105)	$(52,915)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411
Issuance of common stock	585,775	—	273	—	—	—	273
Repurchase of common stock	(511,010)		(3,001)	—	—	—	(3,001)
Stock-based compensation	—	—	8,253	—	—	—	8,253
Stock-based sales incentive charges	—	—	1,721	—	—	—	1,721
Net loss	—	—	—	(24,191)	—	(385)	(24,576)
Other comprehensive income	—	—	—	—	249	—	249
Balance, March 31, 2022	222,759,688	22	1,527,164	(795,433)	(1,373)	7,950	738,330
Issuance of common stock	96,728	—	300	—	—	—	300
Repurchase of common stock	(679,244)	—	(3,121)	—	—	—	(3,121)
Stock-based compensation	—	—	6,468	—	—	—	6,468
Stock-based sales incentive charges	—	—	2,307	—	—	—	2,307
Net loss	—	—	—	(13,235)	—	(127)	(13,362)
Other comprehensive loss	—	—	—	—	(1,416)	—	(1,416)
Balance, June 30, 2022	222,177,172	$22	$1,533,118	$(808,668)	$(2,789)	$7,823	$729,506

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2022	222,437,429	$22	$1,553,668	$(829,975)	$(3,722)	$7,478	$727,471
Issuance of common stock	470,351	—	332	—	—	—	332
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	6,096	—	—	—	6,096
Stock-based sales incentive charges	—	—	8,172	—	—	—	8,172
Net loss	—	—	—	(38,697)	—	(135)	(38,832)
Other comprehensive income	—	—	—	—	705	—	705
Balance, March 31, 2023	222,907,780	22	1,568,093	(868,672)	(3,017)	7,343	703,769
Issuance of common stock	2,277	—	3	—	—	—	3
Stock-based compensation	—	—	6,093	—	—	—	6,093
Stock-based sales incentive charges	—	—	7,820	—	—	—	7,820
Net loss	—	—	—	(16,301)	—	(185)	(16,486)
Other comprehensive income	—	—	—	—	1,698	—	1,698
Balance, June 30, 2023	222,910,057	$22	$1,582,009	$(884,973)	$(1,319)	$7,158	$702,897

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(37,938)	$(55,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,946	21,571
Provision for credit losses and inventory	1,006	1,006
Stock-based compensation expense	14,721	12,189
Stock-based sales incentive charges	8,533	27,652
Change in fair value of derivative instruments	2,114	(1,068)
Amortization of discount and debt issuance cost	(306)	(2,190)
Gain on disposal of property and equipment	(66)	(101)
Loss on extinguishment of debt	2,268	—
Asset impairments and other charges	—	482
Loss from equity method investments	2,870	3,805
Non-cash lease expense	1,687	2,919
Deferred income taxes	62	(165)
Changes in operating assets and liabilities:
Accounts and other receivables	19,024	16,518
Inventory	(4,487)	(3,489)
Prepaid expenses and other assets	(2,002)	(6,956)
Operating lease liabilities	(1,747)	(2,075)
Accounts payable	6,912	(6,351)
Deferred revenue	(1,034)	(1,050)
Accrued liabilities and other	(1,325)	(14,341)
Net cash provided by (used in) operating activities	32,238	(6,962)
Cash flows from investing activities:
Purchases of short-term investments	(194,353)	(186,273)
Maturities and sales of short-term investments	194,250	190,500
Purchases of and deposits on property and equipment	(17,447)	(42,754)
Grant proceeds for capital projects	—	1,947
Disbursements for loans receivable	(516)	(2,340)
Proceeds from paydowns, maturities, and sales of loans receivables	218	1,612
Cash received from sale of certain assets of subsidiary, net	3,885	—
Investments in other entities	(51,600)	(5,500)
Payment and deposits on equipment and manure rights for RNG production projects	(4,915)	(15,080)
Proceeds received for joint development and construction of station projects	—	1,172
Advance to DR JV	—	(5,500)
Proceeds from disposal of property and equipment	80	198
Net cash (used in) investing activities	(70,398)	(62,018)
Cash flows from financing activities:
Issuance of common stock	573	335
Repurchase of common stock	(6,122)	—
Payments of tax withholdings on net settlement of equity awards	—	(175)
Fees paid for lender and debt issuance costs	(50)	(1,440)
Proceeds for Adopt-a-Port program	890	150
Repayment of proceeds for Adopt-a-Port program	(525)	(705)
Proceeds from debt instruments	14,000	255
Repayments of debt instruments and finance lease obligations	(17,315)	(612)
Payments of debt extinguishment costs	(2,186)	—
Net cash (used in) financing activities	(10,735)	(2,192)
Effect of exchange rates on cash, cash equivalents and restricted cash	(66)	384
Net (decrease) in cash, cash equivalents and restricted cash	(48,961)	(70,788)
Cash, cash equivalents and restricted cash, beginning of period	106,456	125,950
Cash, cash equivalents and restricted cash, end of period	$57,495	$55,162
Supplemental disclosure of cash flow information:
Income taxes paid	$50	$57
Interest paid, net of $0 and $581 capitalized, respectively	$923	$8,279

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services to public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (currently procured solely from third party sources and will be supplemented by internally produced RNG when the Company’s RNG projects come online) to its customers in the heavy and medium-duty commercial transportation sector.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2023, results of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2022 and 2023, and cash flows for the six months ended June 30, 2022 and 2023. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2022 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or any future year.

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

Tourmaline Joint Development

In April 2023, the Company and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, the Company and Tourmaline expect to construct and commission up to 20 CNG fueling stations over the next five years, allowing heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon alternative to gasoline and diesel. Costs associated with station construction and profit and loss arising from station operation are shared 50-50 between the Company and Tourmaline. This arrangement between the Company and Tourmaline to jointly develop, build and operate CNG fueling stations is accounted for in accordance with ASC 808, Collaborative Arrangements, which states that (1) costs incurred and revenue generated from transactions with third parties be separately recorded by each participant in its own financial statements, (2) the participant who is deemed to be the principal for a given transaction under ASC 606, Revenue from Contracts with Customers, will record the transaction on a gross basis in its financial statements, and (3) payments between participants that are within the scope of other authoritative accounting literature on income statement classification shall be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, then the income statement classification for the payments shall be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

The Company determined that it is the principal for the revenue generated from third parties under this collaborative arrangement with Tourmaline in accordance with ASC 606; as such, the associated revenue and cost of sales generated and incurred are recognized on a gross basis in the condensed consolidated statements of operations. Net participation of profit and loss owed to or from Tourmaline is recorded as an increase or decrease to cost of sales, respectively, as the transaction is not deemed to be with a customer within the scope of ASC 606. Capitalized station costs are presented at half of the total development and construction costs in the condensed consolidated balance sheets, corresponding to the Company’s 50% ownership in the shared assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Product revenue:
Volume-related
Fuel sales(1)	$67,094	$53,267	$125,712	$160,162
Change in fair value of derivative instruments(2)	(1,079)	3,600	(2,114)	1,068
RIN Credits	9,795	5,377	17,727	9,880
LCFS Credits	4,085	2,474	7,519	4,772
AFTC (3)	(9)	5,059	222	9,555
Total volume-related product revenue	79,886	69,777	149,066	185,437
Station construction sales	5,967	5,852	9,294	9,919
Total product revenue	85,853	75,629	158,360	195,356
Service revenue:
Volume-related, O&M services	11,035	13,913	21,745	25,957
Other services	336	1,006	616	1,418
Total service revenue	11,371	14,919	22,361	27,375
Total revenue	$97,224	$90,548	$180,721	$222,731
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and six months ended June 30, 2022, contra-revenue charges recognized in fuel revenue were $4.8 million and $8.5 million, respectively. For the three and six months ended June 30, 2023, contra-revenue charges recognized in fuel revenue were $13.9 Million and $27.7 million, respectively. See Note 14 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”). See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $28.5 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2022 and June 30, 2023, the Company’s contract balances were as follows (in thousands):

	December 31,	June 30,
	2022	2023
Accounts receivable, net	$91,430	$74,746

Contract assets - current	$6,063	$8,724
Contract assets - non-current	2,976	2,699
Contract assets - total	$9,039	$11,423

Contract liabilities - current	$5,477	$3,329
Contract liabilities - non-current	—	—
Contract liabilities - total	$5,477	$3,329

Accounts Receivable, Net

“Accounts receivable, net” in the accompanying condensed consolidated balance sheets includes billed and accrued amounts that are currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance to provide for the estimated amount of receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, and economic conditions that may affect a customer’s ability to pay.

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

Revenue recognized in the six months ended June 30, 2022 relating to the Company’s contract liability balances as of December 31, 2021 was $0.9 million. The decrease in the contract liability balance in the six months ended June 30, 2023 is primarily driven by $3.3 million of revenue recognized relating to the Company’s contract liability balance as of December 31, 2022, partially offset by billings in excess of revenue recognized in the six months ended June 30, 2023.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) to create 50/50 joint ventures to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Pursuant to the TotalEnergies JV Agreement, each ADG RNG production facility project will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million (the “TotalEnergies JV Equity Obligations”). In October 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV, and in November 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. On June 28, 2023, the DR JV issued a capital call for $11.0 million in additional funding, requiring TotalEnergies and the Company each to contribute $5.5 million. Funds from the capital call will be used to fund required loan reserves and to paydown outstanding liabilities of the DR JV. On June 30, 2023, the Company contributed $5.5 million and advanced $5.5 million to the DR JV. The $5.5 million advance is expected to be refunded to the Company by the DR JV before the end of 2023.

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.1 million and $1.0 million from the LLC’s operations in the three months ended June 30, 2022 and 2023, respectively, and a loss of $0.1 million and $1.4 million from the LLC’s operations in the six months ended June 30, 2022 and 2023, respectively. The Company had an investment balance of $4.5 million and $8.6 million as of December 31, 2022 and June 30, 2023, respectively.

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

In December 2021, the bpJV issued a capital call for $143.2 million in additional funding, requiring bp and the Company each to contribute $71.6 million, and, in March 2022, the bpJV issued a second capital call for $76.2 million in additional funding, requiring bp and the Company each to contribute $38.1 million. Pursuant to the bpJV capital calls, the Company contributed $20.0 million, $51.6 million and $38.1 million in December 2021, June 2022 and September 2022, respectively, satisfying in full the Company’s contribution obligations under these capital calls. As of June 30, 2023, bp and the Company each own 50% of the bpJV. 100% of the RNG produced from the projects developed and owned by the bpJV will be available to the Company pursuant to the Company’s marketing agreement with bp.

The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.8 million and $0.2 million from this investment in the three months ended June 30, 2022 and 2023, respectively, and a loss of $2.0 million and $0.6 million from this investment in the six months ended June 30, 2022 and 2023, respectively. The Company had an investment balance in the bpJV of $156.8 million and $156.2 million as of December 31, 2022 and June 30, 2023, respectively.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.1 million and a gain of $0.2 million in the three months ended June 30, 2022 and 2023, respectively, and a loss of $0.2 million and $0.3 million in the six months ended June 30, 2022 and 2023, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $21.8 million and $22.2 million as of December 31, 2022 and June 30, 2023, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of June 30, 2023, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.1 million and $0.2 million in the three months ended June 30, 2022 and 2023, respectively, and a loss attributable to the noncontrolling interest in NG Advantage of $0.5 million and $0.3 million in the six months ended June 30, 2022 and 2023, respectively. The value of the noncontrolling interest was $7.5 million and $7.2 million as of December 31, 2022 and June 30, 2023, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of December 31, 2022 and June 30, 2023, the

Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis in the three and six months ended June 30, 2022 and 2023.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023
Current assets:
Cash and cash equivalents	$123,950	$53,150
Restricted cash - standby letter of credit	2,000	2,012
Total cash, cash equivalents and current portion of restricted cash	$125,950	$55,162

Total cash, cash equivalents and restricted cash	$125,950	$55,162

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $124.8 million and $54.0 million as of December 31, 2022 and June 30, 2023, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.0 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2022 and June 30, 2023.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of June 30, 2023, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2022 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Zero coupon bonds	$74,524	$(365)	$74,159
U.S. government securities	64,861	19	64,880
Certificates of deposit	530	—	530
Total short-term investments	$139,915	$(346)	$139,569

Short-term investments as of June 30, 2023 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$137,999	$40	$138,039
Certificates of deposit	530	—	530
Total short-term investments	$138,529	$40	$138,569

Note 6—Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies and THUSA (as defined in Note 12), for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” in the accompanying condensed consolidated statements of operations.

The Company has entered into fueling agreements with fleet operators under the Zero Now truck financing program. Certain of these fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be an embedded derivative and is recorded at fair value at the time of execution, with the changes in fair value of the embedded derivative recognized in “Product revenue” in the accompanying condensed consolidated statements of operations.

Commodity swaps and embedded derivatives as of December 31, 2022 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,640	$—	$1,640
Notes receivable and other long-term assets, net	5,115	—	5,115
Total derivative assets	$6,755	$—	$6,755
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$2,415	$—	$2,415
Long-term portion of derivative liabilities, related party	1,430	—	1,430
Total derivative liabilities	$3,845	$—	$3,845

Commodity swaps and embedded derivatives as of June 30, 2023 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,299	$—	$2,299
Notes receivable and other long-term assets, net	4,538	—	4,538
Total derivative assets	$6,837	$—	$6,837
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$2,779	$—	$2,779
Fueling agreements:
Accrued liabilities	80	—	80
Total derivative liabilities	$2,859	$—	$2,859

As of December 31, 2022 and June 30, 2023, the Company had a total volume on open commodity swap contracts of 6.9 million and 4.4 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2022 and June 30, 2023, by year with associated volumes:

	December 31, 2022		June 30, 2023
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2023	5,000,000	$3.18	2,500,000	$3.18
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2022 and June 30, 2023:

	December 31, 2022		June 30, 2023
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.35 - $2.59	$2.48	$1.98 - $2.23	$2.13
Historical Differential to PADD 3 Diesel	$0.88 - $1.62	$1.13	$0.92 - $1.62	$1.14
Historical Differential to PADD 5 Diesel	$1.89 - $3.00	$2.30	$1.89 - $3.02	$2.36

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2022 and June 30, 2023:

	December 31, 2022		June 30, 2023
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.35 - $2.59	$2.48	$1.98 - $2.23	$2.13
Historical Differential to PADD 3 Diesel	$0.88 - $1.62	$1.13	$0.92 - $1.62	$1.14
Historical Differential to PADD 5 Diesel	$1.91 - $3.05	$2.31	$1.89 - $3.02	$2.36

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

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note as of December 31, 2022 and June 30, 2023:

Significant Unobservable Inputs	December 31, 2022	June 30, 2023
Risk-free interest rate	4.57%	5.42%
Credit adjustment	8.36%	6.80%
Credit adjusted discount rate	12.93%	12.22%

The above significant unobservable inputs are subject to change based on changes in economic and market conditions. The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. Significant increase or decrease in any of the inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in market interest rates is accompanied by a directionally opposite change in the estimated fair value of fixed-rate debt securities. The Company records changes in the fair value of available-for-sale debt securities in “Unrealized gain (loss) on available-for-sale securities” within other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive loss.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2022 or June 30, 2023.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities (1)	$64,880	$64,880	$—	$—
Zero coupon bonds (1)	74,159	—	74,159	—
Convertible promissory note (4)	1,880	—	—	1,880
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,755	—	—	6,755
Liabilities:
Commodity swap contracts (2)	$3,845	$—	$—	$3,845

	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities (1)	$138,039	$138,039	$—	$—
Convertible promissory note (4)	4,295	—	—	4,295
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,837	—	—	6,837
Liabilities:
Embedded derivatives (3)	80	—	—	80
Commodity swap contracts (2)	$2,779	$—	$—	$2,779

(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in “Derivative liabilities, related party” and “Long-term portion of derivative liabilities, related party” as of December 31, 2022 and in “Derivative liabilities, related party” as of June 30, 2023 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net” as of December 31, 2022 and in “Prepaid expenses and other current assets,” “Notes receivable and other long-term assets, net,” and “Accrued liabilities” as of June 30, 2023 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(4)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2022 and in “Other receivables” as of June 30, 2023 in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Convertible	Commodity	Embedded
	Swap Contracts	Derivatives	Promissory Note	Swap Contracts	Derivatives
Balance as of March 31, 2022	$—	$9,923	$—	$(8,566)	$—
Settlements, net	—	—	—	2,622	—
Total gain (loss)	—	1,422	—	(5,090)	(32)
Balance as of June 30, 2022	$—	$11,345	$—	$(11,034)	$(32)

Balance as of March 31, 2023	$—	$4,949	$3,048	$(3,875)	$(696)
Settlements, net	—	—	—	1,441	—
Total gain (loss)	—	1,888	889	(345)	616
Purchases	—	—	1,268	—	—
Equity method investment loss	—	—	(910)	—	—
Balance as of June 30, 2023	$—	$6,837	$4,295	$(2,779)	$(80)

Change in unrealized gain (loss) for the three months ended June 30, 2022 included in earnings	$—	$1,422	$—	$(2,468)	$(32)
Change in unrealized gain (loss) for the three months ended June 30, 2023 included in earnings	$—	$1,888	$—	$1,096	$616
Change in unrealized gain (loss) for the three months ended June 30, 2023 included in other comprehensive income (loss)	$—	$—	$889	$—	$—

	Assets:	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Convertible	Commodity	Embedded
	Swap Contracts	Derivatives	Promissory Note	Swap Contracts	Derivatives
Balance as of December 31, 2021	$—	$6,776	$—	$(4,383)	$—
Settlements, net	—	—	—	3,901	—
Total gain (loss)	—	4,569	—	(10,552)	(32)
Balance as of June 30, 2022	$—	$11,345	$—	$(11,034)	$(32)

Balance as of December 31, 2022	$—	$6,755	$1,880	$(3,845)	$—
Settlements, net	(1,424)	—	—	2,456	—
Total gain (loss)	1,424	82	1,105	(1,390)	(80)
Purchases	—	—	2,478	—	—
Equity method investment loss	—	—	(1,168)	—	—
Balance as of June 30, 2023	$—	$6,837	$4,295	$(2,779)	$(80)

Change in unrealized gain (loss) for the six months ended June 30, 2022 included in earnings	$—	$4,569	$—	$(6,651)	$(32)
Change in unrealized gain (loss) for the six months ended June 30, 2023 included in earnings	$—	$82	$—	$1,066	$(80)
Change in unrealized gain (loss) for the six months ended June 30, 2023 included in other comprehensive income (loss)	$—	$—	$1,105	$—	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2022 and June 30, 2023. The fair values of these debt instruments were estimated using a DCF analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023
Loans to customers to finance vehicle purchases	$523	$422
Accrued customer billings	4,910	7,489
Fuel tax credits	9,462	7,376
Other	2,131	11,801
Total other receivables	$17,026	$27,088

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

Inventory as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023
Raw materials and spare parts	$37,144	$38,517
Total inventory	$37,144	$38,517

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023
Land	$3,476	$3,620
LNG liquefaction plants	94,790	96,607
Station equipment	353,104	379,272
Trailers	73,253	72,553
Other equipment	106,184	99,795
Construction in progress	91,105	117,921
	721,912	769,768
Less accumulated depreciation	(457,844)	(477,305)
Total land, property and equipment, net	$264,068	$292,463

Included in “Land, property and equipment, net” are capitalized software costs of $35.3 million and $35.8 million as of December 31, 2022 and June 30, 2023, respectively. Accumulated amortization of the capitalized software costs are $32.1 million and $33.0 million as of December 31, 2022 and June 30, 2023, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.3 million and $0.5 million in the three months ended June 30, 2022 and 2023, respectively, and $0.6 million and $0.9 million in the six months ended June 30, 2022 and 2023, respectively.

As of December 31, 2022 and June 30, 2023, $12.9 million and $12.7 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Fueling Station Equipment Removal

The Company was requested by Pilot Travel Centers LLC (“Pilot”) to remove station equipment at select Pilot locations to accommodate Pilot making physical changes to the premises, which required the removal of the Company’s station equipment. The premises where the affected fueling stations are located were secured by long-term lease agreements between Pilot and the Company pursuant to which the Company had contractual rights to operate its fueling stations until the expiration of the respective leases. However, in July 2022, the Company entered into an amendment (the “Amendment”) to the Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement between Pilot and Clean Energy, dated August 2, 2010, to decommission and remove station equipment from the premises where the affected fueling stations are located in accordance with a phased removal schedule beginning in the third quarter of 2022. In April 2023, Pilot and the Company agreed to extend the removal completion deadline to provide the Company additional time to obtain the required permits and to complete the decommissioning activities. As of June 30, 2023, removal and decommissioning activities were in progress at two remaining Pilot locations.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023
Accrued alternative fuels incentives (1)	$34,239	$31,993
Accrued employee benefits	5,128	4,863
Accrued gas and equipment purchases	22,008	13,480
Accrued interest	1,827	1,616
Accrued property and other taxes	3,782	3,525
Accrued salaries and wages	6,857	5,326
Embedded derivatives	—	80
Other (2)	16,238	15,726
Total accrued liabilities	$90,079	$76,609
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	December 31, 2022
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Riverstone term loan	$150,000	$4,529	$145,471
Other debt	93	—	93
Total debt	150,093	4,529	145,564
Less amounts due within one year	(93)	—	(93)
Total long-term debt	$150,000	$4,529	$145,471

	June 30, 2023
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Riverstone term loan	$150,000	$5,380	$144,620
Other debt	255	—	255
Total debt	150,255	5,380	144,875
Less amounts due within one year	(38)	—	(38)
Total long-term debt	$150,217	$5,380	$144,837

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

Other Debt

In May 2023, the Company entered into a sale and leaseback arrangement and received $0.3 million pursuant to the arrangement. The transaction did not qualify for sale and leaseback accounting due to a fixed price repurchase option that is not at fair value. As a result, the transaction was recorded under the financing method in which the assets remained on the accompanying condensed consolidated balance sheets, and the proceeds from the transaction were recorded as a financing liability. The sale and leaseback arrangement has a term of five years with interest and principal payable in 60 monthly installments at an annual effective rate of 13.38%. As of December 31, 2022 and June 30, 2023, the Company had other outstanding debt bearing interest at 4.75% and 13.38%, respectively.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2023 (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Net loss attributable to Clean Energy Fuels Corp.	$(13,235)	$(16,301)	$(37,426)	$(54,998)

Weighted-average common shares outstanding	222,433,900	222,908,402	222,496,426	222,813,286
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	222,433,900	222,908,402	222,496,426	222,813,286
Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.17)	$(0.25)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Stock options	16,410,764	18,154,864	16,410,764	18,154,864
Restricted stock units	680,191	367,145	680,191	367,145
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	75,858,669	77,289,723	75,858,669	77,289,723

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2022 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Stock-based compensation expense, net of $0 tax in 2022 and 2023	$6,468	$6,093	$14,721	$12,189

As of June 30, 2023, there was $23.0 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based and market-based stock options and service-based restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.5 years. As of June 30, 2023, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $4.2 million.

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

The following table summarizes the Amazon Warrant activity for the six months ended June 30, 2023:

Warrant
Shares
Outstanding and unvested as of December 31, 2022	42,314,667
Granted	—
Vested	(1,763,112)
Outstanding and unvested as of June 30, 2023	40,551,555

1,763,112 shares of the Amazon Warrant vested in the six months ended June 30, 2023 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $4.8 million and $13.9 million in the three months ended June 30, 2022 and 2023, respectively, and $8.5 million and $27.7 million in the six months ended June 30, 2022 and 2023, respectively, relating to customer fuel purchases. As of December 31, 2022 and June 30,

2023, the Company had a customer incentive asset of $22.2 million and $10.6 million, respectively, classified in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of June 30, 2023, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of June 30, 2023, the Company has utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock, and a total of $26.5 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax expense of $0.1 million in the three months ended June 30, 2022 and an income tax benefit of $0.1 million in the three months ended June 30, 2023. The Company recorded an income tax expense of $0.1 million in the six months ended June 30, 2022 and an income tax benefit of $0.1 million in the six months ended June 30, 2023. Income tax expense in both periods are related to the Company’s U.S. and foreign operations. The effective tax rates for the three and six months ended June 30, 2022 and 2023 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the six months ended June 30, 2023 by $2.3 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant during the six months ended June 30, 2023. The net interest incurred was immaterial for the three and six months ended June 30, 2022 and 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA offers significant tax incentives targeting energy transaction and renewables:

●	Alternative Fuel Tax Credit (“AFTC”) is reinstated to apply retroactively to fuel sales transactions from January 1, 2022 through December 31, 2024.

●	The investment tax credit under Section 48 of the Internal Revenue Code is expanded to include Qualified Biogas Property placed in service after December 31, 2022. The rate of this credit is 6% at base level and increased to 30% if the prevailing wages and apprenticeship requirements are met. Further, this credit is transferrable to an unrelated party. The Company expects the credit to bring significant cash flow for the Renewable Natural Gas projects that it has invested and will invest through year 2024.
●	A new tax credit under Section 45Z of the Internal Revenue Code is introduced to apply to transportation fuel produced and sold by the taxpayer from January 1, 2025 through December 31, 2027. The bonus credit is $1.00/gallon multiplied by an applicable emissions factor but would be reduced to $0.20/gallon ($0.35/gallon for sustainable aviation fuel) if prevailing wage and apprenticeship requirements are not met. Given the negative carbon intensity (“CI”) score for renewable natural gas, the Company expects that the Renewable Natural Gas projects will be eligible for this credit at a rate greater than $1.00/gallon of fuel sold.
●	The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code was reinstated for 2022 and extended an additional 10 years to apply to any property placed in service before January 1, 2033. For business property, the credit amount decreases to 6% (from 30%) with a maximum amount of $100,000 per item (previously $30,000 per location per year). Business property meeting prevailing wage and registered apprenticeship requirements may be eligible for a credit amount of 30% ($100,000 maximum).

The Internal Revenue Service and Treasury have been issuing regulations or other guidance that clarify how these credits will be eligible and calculated. The Company will continue to evaluate the impact of the IRA as additional information becomes available.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through June 2024. As of June 30, 2023, the fixed commitments under these contracts totaled approximately $1.7 million for the remainder of the year ending December 31, 2023 and $2.0 million for the year ending December 31, 2024.

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

During each of the three months ended June 30, 2022 and 2023, the Company recognized $0.1 million in “Interest income” on its lease receivables. During each of the six months ended June 30, 2022 and 2023, the Company recognized $0.2 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of June 30, 2023 (in thousands):

Fiscal year:
Remainder of 2023	$481
2024	962
2025	962
2026	985
2027	1,105
Thereafter	1,218
Total minimum lease payments	5,713
Less amount representing interest	(1,260)
Present value of lease receivables	$4,453

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

Note 20—Related Party Transactions

TotalEnergies S.E.

In the three and six months ended June 30, 2022, the Company recognized revenue of $1.5 million and $2.9 million, respectively, relating to equipment lease revenue and LNG sold to TotalEnergies and its affiliates in the ordinary course of business. In the six months ended June 30, 2023, the Company recognized revenue of $1.4 million relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). Revenue recognized in the three months ended June 30, 2023 was immaterial. As of December 31, 2022, the Company had receivables from TotalEnergies of $2.5 million. Outstanding receivables due from TotalEnergies were immaterial as of June 30, 2023.

In the three and six months ended June 30, 2022, the Company paid TotalEnergies $2.8 million and $3.6 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the Credit Support Agreement with TotalEnergies Holdings USA Inc., a wholly owned subsidiary of TotalEnergies. In the three and six months ended June 30, 2023, the Company paid TotalEnergies $1.8 million and $2.5 million, respectively, for expenses incurred in the ordinary course of business and for settlements on commodity swap contracts (Note 6). As of December 31, 2022, total payables due to TotalEnergies was $0.2 million. Total payables due to TotalEnergies were immaterial as of June 30, 2023.

SAFE&CEC S.r.l.

In the three and six months ended June 30, 2022, the Company received $0.1 million and $0.1 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. In the three and six months ended June 30, 2023, the Company received $0.1 million and $0.3 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2022 and June 30, 2023, the Company had receivables due from SAFE&CEC S.r.l. of $0.3 million and $0.1 million, respectively.

In the three and six months ended June 30, 2022, the Company paid SAFE&CEC S.r.l. $1.6 million and $5.7 million, respectively, for parts and equipment in the ordinary course of business. In the three and six months ended June 30, 2023, the Company paid SAFE&CEC S.r.l. $6.2 million and $9.2 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2022 and June 30, 2023, the Company had payables due to SAFE&CEC S.r.l. of $3.3 million and $4.3 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the TotalEnergies JV Agreement and the bp JV Agreement, the Company manages the day-to-day operations of RNG projects under the joint ventures in exchange for management fees. In the three and six months ended June 30, 2022, the Company recognized management fee revenue of $0.3 million and $0.6 million, respectively. In the three and six months ended June 30, 2023, the Company recognized management fee revenue of $0.5 million and $0.9 million, respectively. As of December 31, 2022 and June 30, 2023, the Company had management fees receivable due from the joint ventures with TotalEnergies and bp of $0.5 million and $0.2 million, respectively.

In the three and six months ended June 30, 2022, the Company paid $0.1 million and $0.2 million, respectively, on behalf of the joint ventures for costs incurred in the ordinary course of business. In the three and six months ended June 30, 2023, the Company paid $0.8 million and $1.2 million, respectively, on behalf of the joint ventures for costs incurred in the ordinary course of business. As of December 31, 2022 and June 30, 2023, the Company had receivables due from the joint ventures with TotalEnergies and bp of $0.6 million and $0.2 million, respectively, representing outstanding unreimbursed costs that the Company paid on behalf of the joint ventures.

In connection with the capital call issued by the DR JV on June 28, 2023, the Company advanced $5.5 million to the DR JV. Proceeds from the advance were used to fund required loan reserves and to paydown outstanding liabilities of the DR JV (see Note 3). As of June 30, 2023, the Company had a receivable due from the DR JV of $5.5 million, which is expected to be paid by the DR JV before the end of 2023.

Other Equity Method Investees

Pursuant to the Note Purchase Agreement, in the three and six months ended June 30, 2023, the Company provided $1.2 million and $2.3 million, respectively, to a certain equity method investee in connection with the loan commitment (see Note 17). As of December 31, 2022 and June 30, 2023, the carrying amount of the Company’s convertible promissory note measured at fair value was $1.9 million and $4.3 million, respectively, and is included in “Notes receivable and other long-term assets, net” as of December 31, 2022 and in “Other receivables” as of June 30, 2023 in the accompanying condensed consolidated balance sheets.

In the three and six months ended June 30, 2023, the Company recognized management fee revenue of $0.2 million and $0.3 million, respectively, relating to other equity method investees. No management fee revenue was recognized in the three and six months ended June 30, 2022. As of December 31, 2022 and June 30, 2023, the Company had management fees receivable due from other equity method investees of $0.1 million and $0.4 million, respectively.

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

Overview

We are North America’s leading provider of the cleanest fuel for the transportation market, based on the number of stations operated and the amount of gasoline gallon equivalents (“GGEs”) of renewable natural gas (“RNG”) and conventional natural gas sold. We calculate one GGE to equal 125,000 British Thermal Units (“BTUs”), and, as such, one million BTUs (“MMBTU”) equal eight GGEs. Through our sales of RNG, which is derived from biogenic methane produced by the breakdown of organic waste, we help thousands of vehicles, from airport shuttles to city buses to waste and heavy-duty trucks, reduce their amount of climate-harming greenhouse gas from 60% to over 400% based on determinations by the California Air Resources Board (“CARB”), depending on the source of the RNG, while also reducing criteria pollutants such as Nitrogen Oxides, or NOx. RNG is sold in the form of compressed natural gas (“CNG”) or liquefied natural gas (“LNG”).

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking, and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. We deliver RNG to the transportation market through 576 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 24 fueling stations in Canada.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of June 30, 2023, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

In recent periods, we have experienced increases in commodity and supply chain costs due to inflationary pressures. Additionally, effects stemming from the COVID-19 pandemic have caused disruptions in labor supply and in supply chains, leading to shortages of certain materials and equipment and higher labor costs. The future duration and extent of these pressures and effects are difficult to predict. Although we have partially offset these increased costs through price increases for our products and services, our efforts to manage the current inflationary pressure and to recover inflation-based cost increases from our customers may be hampered by the structure of our contracts as well as the competitive and economic conditions of the markets in which we serve. For more information, see “Risk Factors” in Part II, Item 1A of this report.

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

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2022	2023	2022	2023
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$67.1	$53.3	$125.8	$160.2
Change in fair value of derivative instruments(4)	(1.1)	3.6	(2.1)	1.1
RIN Credits	9.8	5.4	17.7	9.9
LCFS Credits	4.1	2.4	7.5	4.7
AFTC(5)	—	5.1	0.2	9.6
Total volume-related product revenue	79.9	69.8	149.1	185.5
Station construction sales	6.0	5.8	9.3	9.9
Total product revenue	85.9	75.6	158.4	195.4
Service revenue(6):
Volume-related, O&M services	11.0	13.9	21.7	25.9
Other services	0.3	1.0	0.6	1.4
Total service revenue	11.3	14.9	22.3	27.3
Total revenue	$97.2	$90.5	$180.7	$222.7
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $4.8 million and $8.5 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and six months ended June 30, 2022, respectively. Includes $13.9 million and $27.7 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and six months ended June 30, 2023, respectively.
(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

(5)	Represents the federal alternative fuel excise tax credit that we refer to as AFTC. AFTC is available for vehicle fuel sales made through December 31, 2024.
(6)	Our service revenue primarily represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. All RNG and conventional natural gas sold are currently sourced from third-party suppliers. The following tables present our key operating data for the years ended December 31, 2020, 2021 and 2022 and for the three and six months ended June 30, 2022 and 2023. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended			Three Months Ended		Six Months Ended
Fuel volume, GGEs(2) sold (in millions),	December 31,			June 30,		June 30,
correlating to total volume-related product revenue	2020	2021	2022	2022	2023	2022	2023
RNG(1)	153.3	167.0	198.2	50.0	58.6	89.7	112.0
Conventional natural gas(1)	82.1	78.8	69.6	16.0	14.1	34.6	29.5
Total fuel volume	235.4	245.8	267.8	66.0	72.7	124.3	141.5

	Year Ended			Three Months Ended		Six Months Ended
O&M services volume, GGEs(2) serviced (in millions),	December 31,			June 30,		June 30,
correlating to volume-related O&M services revenue	2020	2021	2022	2022	2023	2022	2023
O&M services volume	218.4	229.8	240.4	60.5	65.9	116.1	125.5

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Other operating data (in millions)	2020	2021	2022	2022	2023	2022	2023
Station construction cost of sales	$24.0	$15.0	$19.4	$5.1	$5.7	$8.2	$9.4
Net income (loss) attributable to Clean Energy Fuels Corp. (3) (4) (5)	$(9.9)	$(93.1)	$(58.7)	$(13.2)	$(16.3)	$(37.4)	$(55.0)
(1)	All RNG and conventional natural gas sold were sourced from third-party suppliers.
(2)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(3)	Includes the following amounts of AFTC revenue: $19.8 million, $20.7 million and $21.8 million for the years ended December 31, 2020, 2021 and 2022, respectively, $0.0 million and $0.2 million for the three and six months ended June 30, 2022, respectively, $5.1 million and $9.6 million for the three and six months ended June 30, 2023, respectively.
(4)	Includes $83.6 million and $24.3 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2021 and 2022, respectively, and $4.8 million and $8.5 million for the three and six months ended June 30, 2022, respectively, and $13.9 million and $27.7 million for the three and six months ended June 30, 2023, respectively. No amounts of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant were recorded for the year ended December 31, 2020.
(5)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $2.1 million, $(3.5) million and $0.5 million for the years ended December 31, 2020, 2021 and 2022, respectively, and $(1.1) million and $3.6 million for the three months ended June 30, 2022 and 2023, respectively, and $(2.1) million and $1.1 million for the six months ended June 30, 2022 and 2023, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

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

Tourmaline Joint Development. On April 18, 2023, we and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, we and Tourmaline expect to construct and commission up to 20 CNG fueling stations over the next five years, allowing heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon alternative to gasoline and diesel. On June 16, 2023, we entered into a Construction, Ownership and Operation Agreement with Tourmaline to jointly own and operate a CNG fueling station located in Edmonton, Alberta. Additional stations are expected in the municipalities of Calgary and Grande Prairie in Alberta and Kamloops in British Columbia.

South Fork Dairy Farm Incident. On April 10, 2023, an accident resulted in a fire at the South Fork Dairy farm in Dimmitt, Texas, the location of one of our 100% owned ADG RNG projects under development. The fire killed approximately 18,000 dairy cows and injured one person. Our partner, South Fork Dairy, plans to rebuild the dairy farm and to replenish the dairy cattle. At the time of the incident, we had not commenced onsite construction activities, and currently we are assessing the effects of this incident and expect a delay to the completion date of our ADG RNG project.

EPA Renewable Fuels Standard Update. On June 21, 2023, the Environmental Protection Agency (“EPA”) announced a final rule to establish the renewable volume obligation (RVO) for 2023 through 2025, increasing the RVO demand targets by an average of approximately 30% per year over the next three years. We believe this action by the EPA is constructive to the development and use of RNG as a low-carbon fuel for the transportation sector.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2022 Form 10-K. Except as set forth below, and in “Impact of COVID-19, Inflation, Labor Shortage, Material Availability and Interest Rate” above, there have been no material changes to such trends as described in the MD&A contained in our 2022 Form 10-K.

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

The market price of our common stock can be volatile and unpredictable. If a decline of our market capitalization were sustained, we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in material non-cash charges and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of June 30, 2023, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2022 Form 10-K. During the six months ended June 30, 2023, there were no material changes to these activities.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30,
	2022	2023
Statements of Operations Data:
Revenue:
Product revenue	88.3%	83.5%
Service revenue	11.7	16.5
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	67.8	61.4
Service cost of sales	6.3	9.5
Selling, general and administrative	27.2	31.5
Depreciation and amortization	10.9	12.0
Total operating expenses	112.2	114.4
Operating loss	(12.2)	(14.4)
Interest expense	(0.8)	(4.8)
Interest income	0.5	3.1
Other income, net	—	—
Loss from equity method investments	(1.2)	(2.1)
Loss before income taxes	(13.7)	(18.2)
Income tax (expense) benefit	(0.1)	0.1
Net loss	(13.8)	(18.1)
Loss attributable to noncontrolling interest	0.1	0.2
Net loss attributable to Clean Energy Fuels Corp.	(13.7)%	(17.9)%

Product revenue. Product revenue for the three months ended June 30, 2023 decreased by $10.3 million to $75.6 million, representing 83.5% of total revenue, compared to $85.9 million, representing 88.3% of total revenue, for the three months ended June 30, 2022. The decrease was primarily due to (1) lower average prices on fuel sold driven by a decrease in the prices of natural gas, partially offset by an increase in total GGEs of fuel sold, resulting in a $5.0 million decrease in product revenue from the prior year period, (2) a decrease in RIN revenue of $4.4 million resulting from lower average RIN prices in the second quarter of 2023 when compared to those in the same period of 2022, (3) a decrease in LCFS revenue of $1.6 million resulting from lower average LCFS prices in the second quarter of 2023 when compared to those in the same period of 2022, and (4) an increase of $9.1 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant driven by higher customer fuel purchases. The decrease in product revenue between periods was partially offset by (1) an increase in AFTC revenue of $5.1 million as AFTC incentive was suspended in the three months ended June 30, 2022 and was not reinstated until August 2022 under the Inflation Reduction Act of 2022, and (2) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized gain of $3.6 million in the three months ended June 30, 2023 compared to an unrealized loss of $1.1 million in the same period of 2022.

Service revenue. Service revenue for the three months ended June 30, 2023 increased $3.6 million to $14.9 million, representing 16.5% of total revenue, compared to $11.3 million, representing 11.7% of total revenue, for the three months ended June 30, 2022. The increase was primarily due to an increase in GGEs serviced in the second quarter of 2023 compared to those in the same period of 2022.

Product cost of sales. Product cost of sales for the three months ended June 30, 2023 decreased by $10.3 million to $55.6 million, representing 61.4% of total revenue, from $65.9 million, representing 67.8% of total revenue, in the three months ended June 30, 2022. The decrease was primarily due to lower natural gas prices, partially offset by an increase in GGEs of fuel sold and a $0.6 million increase in the cost of station construction activities.

Service cost of sales. Service cost of sales for the three months ended June 30, 2023 increased by $2.5 million to $8.6 million, representing 9.5% of total revenue, compared with $6.1 million or 6.3% of total revenue in the three months ended June 30, 2022. The increase was primarily due to an increase in GGEs serviced in the three months ended June 30, 2023 as compared to the same period in 2022.

Selling, general and administrative. Selling, general and administrative expenses increased by $2.0 million to $28.5 million in the three months ended June 30, 2023, from $26.5 million in the three months ended June 30, 2022. The increase was primarily driven by a $1.4 million increase in salaries and benefits as a result of higher headcount, a $0.5 million increase in recruiting and other professional fees, and a $0.5 million increase in general business, administrative and information technology expense. The increase was partially offset by a $0.4 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior years, partially offset by equity awards granted in the current year.

Depreciation and amortization. Depreciation and amortization increased by $0.3 million to $10.9 million in the three months ended June 30, 2023, from $10.6 million in the three months ended June 30, 2022. The increase was primarily due to a higher amount of depreciable assets.

Interest expense. Interest expense increased by $3.7 million to $4.4 million in the three months ended June 30, 2023, from $0.7 million in the three months ended June 30, 2022, primarily due to higher outstanding indebtedness and higher average interest rates on outstanding indebtedness between periods.

Interest income. Interest income increased by $2.3 million to $2.8 million in the three months ended June 30, 2023, from $0.5 million in the three months ended June 30, 2022, primarily due to higher average interest rates between periods on the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $0.7 million to $1.9 million in the three months ended June 30, 2023, from $1.2 million in the three months ended June 30, 2022, primarily due to the operating results of SAFE&CEC S.r.l. and our joint venture(s) with TotalEnergies and bp.

Income tax expense (benefit). Income tax expense was $0.1 million for the three months ended June 30, 2022. We recognized an income tax benefit of $0.1 million for the three months ended June 30, 2023. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended June 30, 2022 and 2023, we recorded a gain of $0.1 million and $0.2 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2023 periods.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended
	June 30,
	2022	2023
Statements of Operations Data:
Revenue:
Product revenue	87.6%	87.7%
Service revenue	12.4	12.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	68.4	78.7
Service cost of sales	7.1	7.3
Selling, general and administrative	30.1	26.1
Depreciation and amortization	12.1	9.7
Total operating expenses	117.7	121.8
Operating loss	(17.7)	(21.8)
Interest expense	(2.1)	(3.9)
Interest income	0.4	2.5
Other income, net	—	—
Loss from equity method investments	(1.6)	(1.7)
Loss before income taxes	(21.0)	(24.9)
Income tax (expense) benefit	(0.1)	0.1
Net loss	(21.1)	(24.8)
Loss attributable to noncontrolling interest	0.3	0.1
Net loss attributable to Clean Energy Fuels Corp.	(20.8)%	(24.7)%

Product revenue. Product revenue for the six months ended June 30, 2023 increased by $37.0 million to $195.4 million, representing 87.7% of total revenue, compared to $158.4 million, representing 87.6% of total revenue, for the six months ended June 30, 2022. The increase was primarily due to (1) higher average prices on fuel sold due in-part to the significant rise in prices of natural gas in California during January and February 2023 and an increase in total GGEs of fuel sold, resulting in $53.5 million increase in product revenue from the prior year period, (2) an increase in AFTC revenue of $9.3 million as AFTC incentive was suspended in the six months ended June 30, 2022 and was not reinstated until August 2022 under the Inflation Reduction Act of 2022, (3) an increase in station construction sales of $0.6 million due to increased construction activities, and (4) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized gain of $1.1 million in the six months ended June 30, 2023 compared to an unrealized loss of $2.1 million in the same period of 2022. The increase in product revenue between periods was partially offset by (1) a $19.1 million increase in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant driven by higher customer fuel purchases, (2) a decrease in LCFS revenue of $2.7 million resulting from lower average LCFS prices in the first half of 2023 when compared to those in the same period of 2022, and (3) a decrease in RIN revenue of $7.8 million resulting from lower average RIN prices in the first half of 2023 when compared to those in the same period of 2022.

Service revenue. Service revenue for the six months ended June 30, 2023 increased $5.0 million to $27.3 million, representing 12.3% of total revenue, compared to $22.3 million, representing 12.4% of total revenue, for the six months ended June 30, 2022. The increase was primarily due to an increase in GGEs serviced in the first half of 2023 compared to those in the same period of 2022.

Product cost of sales. Product cost of sales for the six months ended June 30, 2023 increased by $51.7 million to $175.2 million, representing 78.7% of total revenue, from $123.5 million, representing 68.4% of total revenue, in the six months ended June 30, 2022. The increase was primarily due to an increase in natural gas prices driven in-part by the significant rise in cost of natural gas in California during January and February 2023, an increase in GGEs of fuel sold, and a $1.2 million increase in the cost of station construction activities.

Service cost of sales. Service cost of sales for the six months ended June 30, 2023 increased by $3.5 million to $16.2 million, representing 7.3% of total revenue, compared with $12.7 million or 7.1% of total revenue in the six months ended June 30, 2022. The increase was primarily due to an increase in GGEs serviced in the six months ended June 30, 2023 as compared to the same period in 2022.

Selling, general and administrative. Selling, general and administrative expenses increased by $3.8 million to $58.2 million in the six months ended June 30, 2023, from $54.4 million in the six months ended June 30, 2022. The increase was primarily driven by a $3.5 million increase in salaries and benefits as a result of higher headcount, a $0.8 million increase in recruiting, legal and other professional fees, and a $2.0 million increase in general business, administrative and information technology expense. The increase was partially offset by a $2.5 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior years, partially offset by equity awards granted in the current year.

Depreciation and amortization. Depreciation and amortization decreased by $0.3 million to $21.6 million in the six months ended June 30, 2023, from $21.9 million in the six months ended June 30, 2022. The decrease was primarily due to a lower amount of depreciable assets.

Interest expense. Interest expense increased by $4.9 million to $8.7 million in the six months ended June 30, 2023, from $3.8 million in the six months ended June 30, 2022, primarily due to higher outstanding indebtedness and higher average interest rates on outstanding indebtedness between periods.

Interest income. Interest income increased by $4.7 million to $5.5 million in the six months ended June 30, 2023, from $0.8 million in the six months ended June 30, 2022, primarily due to higher average interest rates between periods on the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $0.9 million to $3.8 million in the six months ended June 30, 2023, from $2.9 million in the six months ended June 30, 2022, primarily due to the operating results of SAFE&CEC S.r.l. and our joint venture(s) with TotalEnergies and bp.

Income tax expense (benefit). Income tax expense was $0.1 million for the six months ended June 30, 2022. We recognized an income tax benefit of $0.1 million for the six months ended June 30, 2023. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the six months ended June 30, 2022 and 2023, we recorded a gain of $0.5 million and $0.3 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2022 and 2023 periods.

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

Cash Flows

Operating Activities. Cash used in operating activities was $7.0 million in the six months ended June 30, 2023, compared to cash provided by operating activities of $32.2 million in the comparable 2022 period. The decrease in cash provided by operating activities was primarily attributable to higher cash outlays for the procurement of natural gas in the six months ended June 30, 2023 as compared to the same period in 2022 and changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash.

Investing Activities. Cash used in investing activities was $62.0 million in the six months ended June 30, 2023, compared to cash used in investing activities of $70.4 million in the comparable 2022 period. The decrease in cash used in investing activities was primarily attributable to a $46.1 million decrease in equity contributions to our joint ventures with bp and TotalEnergies, a $4.3 million decrease in net purchases of short-term investments in the six months ended June 30, 2023 when compared to the same period in 2022, a receipt of $1.9 million in grant proceeds, and a receipt of $1.2 million in connection with our joint collaboration with Tourmaline, partially offset by a $25.3 million increase in capital expenditures on property and equipment, a $10.2 million increase in outlay on RNG production projects and manure feedstock rights, a $5.9 million increase in net disbursements for loan receivables and advances.

Financing Activities. Cash used in financing activities was $2.2 million in the six months ended June 30, 2023, compared to $10.7 million used in financing activities in the comparable 2022 period. The decrease in cash used in financing activities was primarily attributable to lower principal repayments on outstanding indebtedness, no cash payments on debt extinguishment costs, and a decrease in cash outlays on repurchases of our common stock, partially offset by a decrease in cash proceeds from issuance of debt instruments and higher outlays on debt issuance fees relating to the Riverstone Credit Agreement.

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

We had total indebtedness, consisting of our debt and finance leases, of approximately $153.2 million in principal amount as of June 30, 2023, of which approximately $0.5 million, $1.6 million, $0.7 million, $150.3 million and $0.1 million is expected to become due in 2023, 2024, 2025, 2026 and 2027, respectively. Based on our outstanding indebtedness and applicable interest rates as of June 30, 2023, we expect our total interest payment obligations relating to our indebtedness to be approximately $17.9 million in 2023, $8.9 million of which had been paid when due as of June 30, 2023. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $109.4 million as of June 30, 2023, of which approximately $11.0 million, $10.3 million, $10.3 million,

$10.2 million, $10.0 million and $57.6 million are expected to become due in 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of June 30, 2023, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $191.7 million, compared to $263.5 million as of December 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

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

As of June 30, 2023, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through June 2024.

In addition, as of June 30, 2023, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $182.4 million of our total cost of sales in 2022 and $117.2 million of our total cost of sales for the six months ended June 30, 2023.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of June 30, 2023, then we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $0.6 million.

Foreign Currency Exchange Rate Risk

For the three and six months ended June 30, 2023, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2023, we would expect a corresponding fluctuation in the value of the net assets to be immaterial.

Interest Rate Risk

As of June 30, 2023, we had $150.0 million of debt that bears interest at a rate equal to either adjusted Term SOFR, the Federal Funds Effective Rate, or the Prime Rate plus a margin per annum. Thus, depending on our interest rate election during the period, our interest expense would fluctuate with a change in Term SOFR, the Federal Funds Effective Rate or the Prime Rate. If these rates were to increase or decrease by 1% for the year, then the impact on our annual interest expense would be approximately $1.5 million.

Certain LIBOR tenors were discontinued after 2021 with other LIBOR tenors discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. —Risk Factors

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

Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production. Projects that produce RNG often experience unpredictable production levels or other difficulties due to a variety of factors, including, among others, problems with equipment, severe weather, including as a result of climate change, droughts, financial condition of the applicable ADG and LFG source owner, health crises and pandemics, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

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

The acquisition, financing, construction and development of projects involves numerous risks, including: the ability to obtain financing for a project on acceptable terms or at all; difficulties in identifying, obtaining, and permitting suitable sites for new projects; failure to obtain all necessary rights to land access and use; inaccuracy of assumptions with respect to the cost and schedule for completing construction; inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life; delays in deliveries or increases in the price of equipment; permitting and other regulatory issues, license revocation and changes in legal requirements; increases in the cost of labor, labor disputes and work stoppages; potential business or financial stress of partners; failure to receive quality and timely performance of third-party or utility services; unforeseen engineering and environmental problems; cost overruns; accidents involving personal injury or the loss of life; and weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

We are dependent on the production of vehicles and engines in our key customer and geographic markets by vehicle and engine manufacturers, over which we have no control.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. For example, Cummins is the only engine manufacturer for the RNG and natural gas heavy-duty truck market in the United States, and Cummins and other original equipment manufacturers currently produce a relatively small number of engines and vehicles that use our vehicle fuels. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation, the September 2020 Executive Order and the Advanced Clean Fleets regulation. Further, the supply of engines or vehicle product lines by these manufacturers has been and continues to be disrupted/delayed due to the lingering impacts of global supply chain issues. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that earlier models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels.

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

We incurred pre-tax losses in 2020, 2021, 2022, and in the six months ended June 30, 2023. During 2020, 2021, 2022, and the six months ended June 30, 2023, our results were positively affected by $19.8 million, $20.7 million, $21.8 million, and $9.6 million of AFTC revenue, respectively. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, we have recorded significant charges in connection with our former fueling compressor manufacturing business (which we combined with another company’s fueling compressor manufacturing business in the CEC Combination (as defined in Note 3 to the Condensed Consolidated Financial Statements)), our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

The prices of RNG, natural gas, crude oil, gasoline and diesel can be volatile, and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, gasoline and diesel include, among others, changes in supply and availability of crude oil, RNG, and natural gas, government regulations, inventory levels, consumer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil, gasoline and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil, gasoline and diesel or Environmental Credits, we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, geopolitical conditions, military conflicts such as the war in Ukraine, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We determined to close a number of underperforming stations in the third and fourth quarters of 2017 and recorded impairment charges in connection with these closures and other related actions. As of June 30, 2023, we had 26 nearly completed stations with a carrying amount of $47.5 million that were not open for fueling operations. We do not know when or if these stations will open, and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, Environmental Credit sales and recognition of government credits, station construction sales, grants and incentives, such as AFTC (for example, we recorded all of the AFTC revenue associated with our vehicle fuel sales made in 2017 during the first quarter of 2018, and we recorded all of the AFTC revenue associated with our vehicles fuel sales made in 2018 and 2019 in the fourth quarter of 2019); fluctuations in commodity, station construction and labor costs; fluctuations in expenditures and resource commitments due to new ADG RNG project developments; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; and the other factors described in these risk factors.

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

On December 22, 2022, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (the “Credit Agreement”) with the lenders from time to time party thereto (“Lenders”) and Riverstone Credit Management, LLC, as the administrative agent for the Lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $150,000,000 senior secured term loan. As of June 30, 2023, we had total consolidated indebtedness of $147.9 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations, adoption of new regulations, or judicial rulings regarding such regulations, may result in significant additional expense to us or our customers. For example, the Advanced Clean Trucks regulation, the September 2020 Executive Order, the Advanced Clean Fleets regulation, and the 2021 Executive Order may restrict or adversely affect our business.

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

After giving effect to the issuance of the Amazon Warrant, Total Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns 42,581,801 shares of our common stock, or 19.7% of our outstanding shares of common stock as of June 30, 2023 (excluding 6,666,761 shares of our common stock that are the subject of a voting agreement, dated May 9, 2018, among TMS, the Company and all of the Company’s directors and officers then in office); the Amazon Warrant is immediately exercisable by Amazon Holdings for shares of our common stock representing 4.999% of our outstanding common stock. Subject to vesting of the Amazon Warrant, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance of the Amazon Warrant), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

Volatility or declines in the market price of our common stock could have other negative consequences, including, among others, further impairments to our assets, potential impairments to our goodwill and a reduced ability to use our common stock for capital-raising, acquisitions or other purposes. The occurrence of any of these risks could materially and adversely affect our financial condition, results of operations and liquidity and could cause further declines in the market price of our common stock.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5.—Other Information

Rule 10b5-1 Plan Elections. On August 12, 2022, Andrew J. Littlefair, Chief Executive Officer, adopted a Rule 10b5-1 trading plan for the purpose of establishing a sales plan of the Company’s common stock that is intended to comply with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. Mr. Littlefair’s Rule 10b5-1 trading plan is in effect from November 13, 2022 to the earlier of (1) November 1, 2023 and (2) the date on which an aggregate of 500,000 shares of the Company’s common stock have been sold pursuant to the Rule 10b5-1 trading plan.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2023;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2023;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2023;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2023;
(v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2023; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: August 9, 2023	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)