Form 10-K
period 2023-12-31
Clean Energy Fuels Corp.
filed 2024-02-29
CIK 1368265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $879,338,902. The treatment of persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

As of February 22, 2024, there were 223,238,496 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this report.

Clean Energy Fuels Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. The absence of these words, however, does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things, our future financial and operating performance, our growth strategies, including expectations regarding our delivery and sales of RNG (as defined below) and sale of U.S. federal, state and local government credits, and anticipated trends in our industry and our business.

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

PART I

Item 1.   Business.

Overview

Clean Energy Fuels Corp., a Delaware corporation, is a leading renewable energy company focused on the procurement and distribution of renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for the United States (“U.S.”) and Canadian transportation markets. RNG, which is delivered as either CNG or LNG, is created by the recovery and processing of naturally occurring, environmentally detrimental waste methane (“biogas”) from non-fossil fuel sources – such as dairy and other livestock waste and landfills – for beneficial use as a replacement for fossil-based transportation fuels. Methane is one of the most potent climate-harming greenhouse gases (“GHG”) with a comparative impact on global warming that is about 28 times more powerful than that of carbon dioxide. We are focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (currently procured from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture project with TotalEnergies S.E. (the “DR JV”) (see Note 4)) to our customers in the heavy and medium-duty commercial transportation sectors. We have participated in the alternative vehicle fuels industry for over 20 years. We believe we are in a unique position because the valuable Environmental Credits (as defined below) are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we have access to more dispensers than any other market participant.

We believe we were the first organization to supply RNG for vehicle fuel use in the U.S., and sales of our RNG for such purpose have increased from 13.0 million gasoline gallon equivalents (“GGEs”) in 2013 to 225.7 million GGEs in 2023. We calculate one GGE to equal 125,000 British Thermal Units (“BTUs”) and, as such, one million BTUs (“MMBTU”) equals eight GGEs. We are North America’s leading provider of the cleanest fuel for the commercial transportation market, based on both the number of stations we operate and the amount of GGEs serviced and GGEs sold of RNG and conventional natural gas, in the form of CNG and LNG, which amounted to a total of 466.2 million GGEs in 2023. With the Company’s focus on RNG, our sales of RNG have grown from 12% of our vehicle fuel sales in 2013 to 89% of our vehicle fuel sales in 2023 (excluding GGEs from O&M (as defined below) services sales and non-vehicle sales). We believe that during 2023 we provided 53% and 47% of the RNG used for transportation fuel in California and the U.S., respectively.

As a comprehensive clean energy solutions provider, we also design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the U.S. and Canada; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives. We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for our vehicle fuels for the foreseeable future.

Commercial transportation, including heavy-duty trucking, generates a significant portion of the emissions of overall carbon dioxide and other climate-harming GHGs, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing overall global GHG emissions. According to the Global Carbon Project’s Global Carbon Budget published in December 2023 and International Energy Agency’s topic analysis on transport, 37.1 billion metric tons of carbon dioxide were emitted globally in 2022, of which 8.0 billion metric tons, or 22%, came from the transportation sector. There is a global demand for reducing GHG emissions, as evidenced by 96% of the world’s countries having committed to the Paris Agreement according to The United Nations Framework Convention in Climate Change, and 98% of S&P 500 companies focusing on sustainability metrics, including GHG emissions, according to the Governance & Accountability Institute’s Flash Report published in 2023.

Biogas, the primary source of RNG, is produced by microbes as they break down organic matter in the absence of oxygen. Our sources of commercial scale biogas are ADG, which is produced inside an airtight tank used to breakdown organic matter such as dairy and other livestock waste, and landfill gas (“LFG”), which is produced by the decomposition of organic waste at landfills.

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

California Air Resources Board “Current Fuel Pathways” Q2 2021 to Q3 2023

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of December 31, 2023, we deliver RNG to the transportation market through 579 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 24 fueling stations in Canada as of December 31, 2023. Critically, to generate valuable Environmental Credits, the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to sell substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2023, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels. We believe we are the only company in the U.S. that provides RNG vehicle fuel at scale in California and nationally.

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

Fuel Sales

We sell RNG and conventional natural gas, in the form of CNG and LNG, as fuel for medium and heavy-duty vehicles.

●	RNG is injected into natural gas pipelines, which allows RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to liquefaction facilities where it is liquified and made into LNG. We source RNG from the DR JV, one of our jointly owned RNG production facilities, and purchase RNG from bp and other third-party producers, comprising over 100 supply sources, typically under long-term RNG supply offtake agreements. In exchange for the agreement to offtake RNG supply, we and the supplier negotiate to determine what percentage share of the value of the Environmental Credit each party will retain. The value of the Environmental Credit is based on the realized value after the credit is sold to (purchased by) an obligated party or as agreed by the supplier and us as part of the negotiation. Our supply offtake agreements are variable and are based on actual RNG produced by the third-party producers, up to various maximum volume levels as governed by the arrangement. In 2023, our third-party sourced RNG consisted of 22% ADG and 78% LFG.

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

●	CNG is RNG or conventional natural gas that is compressed and dispensed in gaseous form. CNG is typically sold by obtaining RNG from our own RNG production facilities, third-party RNG suppliers or third-party RNG marketers or conventional natural gas from local utilities or third-party conventional natural gas marketers, compressing and storing it at a fueling station, and dispensing it directly into a vehicle. Our CNG vehicle fuel sales are primarily made through contracts with our customers or on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also has the capability to transport CNG from production facilities to pipeline injection sites using its fleet of 97 high-capacity trailers.
●	LNG is RNG or conventional natural gas that is cooled at a liquefaction facility to approximately negative 260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third-party suppliers. For LNG obtained from our own liquefaction plants, we supply the RNG, sourced from our own RNG production facilities, third-party RNG suppliers or third-party RNG marketers, or conventional natural gas, sourced from local utilities or third-party conventional natural gas marketers, to our liquefaction plants. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we refer to as the “Boron Plant” and the “Pickens Plant,” respectively. The Boron Plant can produce 56.0 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The Pickens Plant can produce 28.0 million gallons of LNG per year and includes a tanker trailer loading system and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. In 2023, we produced 83% of our LNG at our plants and purchased the remainder of our LNG from third-party suppliers. We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers and through our network of public access fueling stations. We deliver LNG with our fleet of 74 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts and on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in rocket propulsion and oil fields, and for utility, industrial, marine and rail applications.

Sales of Environmental Credits.   We generate Environmental Credits consisting of RINs and LCFS Credits when we sell RNG for use as a vehicle fuel in the U.S. We sell these Environmental Credits to third parties who must comply with federal and state emissions requirements. Generally, the number of Environmental Credits we generate increases as we sell higher volumes of RNG as a vehicle fuel. The number of Environmental Credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods (for example, in 2023, market prices for RINs were as high as $3.55 and as low as $1.88), any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.

O&M Services.   We perform maintenance service on Clean Energy-owned and customer-owned fueling stations. Our maintenance program is backed by over 200 company employed service technicians and support personnel, an in-house 24/7 remote monitoring center, technician training center, computerized maintenance management system and inventory warehouses throughout the U.S. and Canada. For maintenance services, we generally charge a fixed fee or per gallon fee based on volume of fuel dispensed at the station.

Station Construction and Engineering.    We design and construct fueling stations and sell or lease some of these stations to our customers. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 460 natural gas fueling stations.

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

The fuel we provide enables our customers to transition from diesel to a solution with significantly lower GHG emissions and air quality impacts today. We are committed to pushing ourselves and our partners further by helping to produce and distribute 100% RNG, which can have a low carbon profile. We are also committed to doing our part to reduce our own emissions across our operations and supply chain.

Building the workforce for the future of renewable energy.

At Clean Energy we have always had a strong focus on employee and contractor safety and strive to be a zero-incident workplace for our service technicians and staff, as well as our customers using our facilities. Looking towards the future, we will continue to focus on employee recruitment, retention, and engagement. It is important that we build a leadership team and supplier base that are reflective of the communities in which we operate. We acknowledge the lack of diversity in the energy sector and strive to be part of the solution.

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

Market Opportunity

Increasing demand for RNG

Demand for RNG produced from biogas is significant and growing in large part due to an increased focus by the U.S. public and investors, as well as federal, state, and local regulatory authorities, on reducing the emission of GHG, such as methane. According to the U.S. Environmental Protection Agency (“EPA”), methane is a significant GHG, which accounted for roughly 12% of all U.S. GHG emissions from human activities in 2021 and which has a comparative impact on global warming that is about 28 times more powerful than that of carbon dioxide over a 100-year period. Biogas processing facilities substantially reduce methane emissions at livestock farms and landfills, which together accounted for approximately 40% of U.S. methane emissions in 2021 according to the EPA.

Over the past decade we have seen the transportation sector be the fastest growing end market for RNG, where RNG is used as a replacement for fossil-based fuel. This growth has been principally driven by an increased focus on reducing GHGs, as well as Environmental Credits to support the production of renewable transportation fuels. According to NGV America, a national organization dedicated to the development of a growing, profitable, and sustainable market for vehicles powered by RNG, in 2022, “RNG use as a transportation fuel increased 218% from 2018 levels, and RNG use as a motor fuel displaced 5.63 million metric tons of carbon dioxide equivalent.” Further, RNG engines now commercially available for heavy-duty, regional-haul, refuse, transit, and vocational applications have been certified to satisfy CARB’s optional low nitrogen oxide (“NOx”) emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming NOx than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in the U.S.

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

TotalEnergies Joint Venture

On March 3, 2021, we entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies to create 50/50 joint ventures to develop ADG RNG production facilities in the U.S. The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million. Pursuant to the TotalEnergies JV Agreement, the Company and TotalEnergies have given each party a limited right of first opportunity to invest in ADG RNG projects they respectively originate. Currently, there is one ADG RNG joint venture project (the DR JV) in operation pursuant to the TotalEnergies JV Agreement. This project is estimated to produce up to 1.1 million GGEs of RNG annually, all of which will be available to the Company for sale to the vehicle fuels market.

bp Joint Venture

On April 13, 2021, pursuant to a memorandum of understanding we entered into with bp in December 2020, we entered into an agreement (“bp JV Agreement”) with bp that created a 50/50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S. From inception to December 31, 2023, we and bp have collectively contributed approximately $455.5 million of equity to the bpJV. Currently, there are five ADG RNG projects under construction, which are planned to be substantially complete between the first quarter of 2024 and the first quarter of 2025, and one ADG RNG project, located at Drumgoon Dairy, in operation. The RNG project at Drumgoon Dairy is designed to produce approximately 1.7 million GGEs of RNG annually when at full capacity. Collectively, the six ADG RNG projects in the bpJV are currently estimated to produce up to 11.1 million GGEs of RNG annually, and 100% of the RNG produced from these projects will be available to us for sale as vehicle fuel pursuant to our existing marketing agreement with bp.

The Company’s RNG projects

As of December 31, 2023, we had three 100% owned ADG RNG projects under development, which are anticipated to be substantially complete between the second and third quarter of 2025. In accordance with the TotalEnergies JV Agreement, we will provide TotalEnergies with the right of first opportunity to invest in these ADG RNG projects alongside the Company. Collectively, our three 100% owned ADG RNG projects will have an estimated RNG production volume of 3.6 million GGEs per year, all of which will be available to us for sale to the vehicle fuels market.

Tourmaline Joint Development

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

The RFS program requires transportation fuel to contain a minimum volume of renewable fuel. To fulfill this regulatory mandate, the EPA obligates refiners and importers (“Obligated Parties”) to blend renewable fuel with standard fuel to meet renewable volume obligations (“RVOs”). Obligated Parties can comply with RVOs by either blending RNG into their existing fuel supply or purchasing Renewable Identification Numbers, or RINs. RINs are generated when eligible renewable fuels are produced or imported and blended with a petroleum product for use as a transportation fuel. The RFS program has been a key driver of growth in the RNG industry since 2014 when the EPA ruled that RNG, when used as a transportation fuel, would qualify for D3 RINs (for cellulosic biofuels), which are generally the most valuable among the four categories of RINs. In 2023, we estimate that we generated 47% of all D3 RINs in the U.S.

The monetization of RNG also benefits from low-carbon fuel initiatives at the state-level, specifically from established programs in California, Oregon and Washington. California’s LCFS (“CA LCFS”) program requires fuel producers and importers to reduce the carbon intensity (“CI”) of their products, with goals of a 10% reduction in carbon emissions from 1990 levels by 2020 and a 20% reduction by 2030. CARB awards CA LCFS credits to RNG projects based on each project’s CI score relative to the target CI score for gasoline and diesel fuels. The CI score represents the overall net impact of carbon emissions for each RNG pathway and is determined on a project-by-project basis. Because our business involves the capture and transformation of waste methane into a renewable source of energy, our customers are able to significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities. Further, CARB calculates RNG produced by livestock farms as carbon negative, generating substantial incremental CA LCFS credits. Multiple other states, including New York and New Mexico are considering LCFS initiatives like those implemented in California, Oregon and Washington. In 2023, we estimate that we generated 44% of all LCFS credits under Bio-CNG and Bio-LNG pathways in the CA LCFS.

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

Increasing supply of RNG through the development of new project investment opportunities, expanding our existing supplier portfolio, and leveraging our extensive fueling station network and customer relationships.

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

As of December 31, 2023, we obtain RNG from over 100 supply sources. We believe that we have one of the largest and most diverse supply portfolios in the RNG industry, which allows us to provide certainty of RNG supply to our vehicle operator customers.

In our view, all the foregoing gives us a competitive advantage relative to existing and new market entrants.

Empowering our customers to achieve their sustainability and carbon reduction objectives.

In November 2023, global leaders met in Dubai, United Arab Emirates for the United Nations Climate Change Conference (“COP28”) to discuss the world’s efforts to address climate change under the Paris Agreement. With evidence indicating that the world community may fall short of limiting the Paris Agreement’s target of global warming to less than 1.5°C, governments and regulators globally responded with a decision on how to accelerate actions across all areas by 2030, including a call on governments to speed up the transition away from traditional fossil fuels to renewables. There is pressure from politicians, regulators, non-governmental organizations and the investment community directed at corporations to sharpen focus on credible, net-zero aligned transition plans, and key investors have made climate change risk management a key priority.

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

Environmental, health and safety and compliance leadership

Our executive team places the highest priority on the health and safety of our staff and third parties, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our partners and customers. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performing environmental health and safety (“EHS”) audits and using technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure that our commitment to high EHS standards is shared by our subcontractors. For 2023, our Total Recordable Incident Rate (“TRIR”) was 1.89, which is lower than the 2022 national average of 3.0 TRIR for all industries. As of December 31, 2023, we have not received any U.S. Occupational Health and Safety Administration (“OSHA”) or state OSHA citations in the last five years.

How We Generate Revenue

We generate revenue from selling RNG and conventional natural gas as a vehicle fuel, as well as by selling the associated Environmental Credits. RNG made up 89% of our vehicle fuel sales in 2023, and we expect 100% of our vehicle fuel sales to be RNG by 2025. Although RNG has the same chemical composition as natural gas from fossil sources, it has unique Environmental Credits assigned to it due to its origin from low- and negative-carbon, renewable sources. The Environmental Credits that we sell are composed of RINs and state low-carbon fuel credits, including CA LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel.

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

We are experts in the engineering, design and construction of fueling stations. When we build stations for customers, we charge construction, other fees, or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 460 fueling stations.

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

Key Customer Markets

We serve customers in a variety of markets, including trucking, airports, refuse and public transit. We believe these customer markets are well-suited for the adoption of RNG and other alternative vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. During the years ended December 31, 2021, 2022 and 2023, no single customer accounted for 10% or more of our total revenue.

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

Zero Now

To help facilitate the transition of trucking fleets to our fuels, we have launched the Zero Now truck financing program, which is intended to increase the deployment of the commercially available RNG heavy-duty trucks in the U.S. The Zero Now program generally involves the following:

●	One or more truck leasing or finance companies lease or sell RNG heavy-duty trucks to vehicle fleets pursuant to lease or sale agreements with the fleet operators and with us, providing for periodic payments by the fleet operators of amounts equal to the payments that will be made for the lease or purchase of an equivalent truck that operates on diesel fuel, and providing for payment by us of the incremental cost of the RNG truck over and above the diesel-equivalent truck; and
●	The fleet operators participating in the program enter into fueling agreements with us, under which the operators agree to purchase from us, and we agree to supply, minimum monthly volumes of RNG at prices (which are lower than diesel prices per GGE) to operate the trucks leased or purchased in the program and allow us to recoup our payment of the incremental cost of the RNG trucks.

We previously entered into the following agreements to implement the Zero Now program:

●	In January 2019, we entered into a term credit agreement with Société Générale (“SG”), as lender, under which we were permitted to draw, from time to time, through January 2, 2022, up to an aggregate of $100.0 million to satisfy our payment obligations for the incremental cost of RNG trucks under the truck lease or sale agreements described above; and
●	In January 2019, we entered into a credit support agreement with TotalEnergies Holdings USA Inc. (“THUSA”), a wholly owned subsidiary of TotalEnergies (which, indirectly through another of its subsidiaries, holds approximately 19% of our outstanding common stock), pursuant to which THUSA guaranteed our obligations under the term credit agreement with SG. In consideration for such guaranty, we agreed to pay to THUSA a quarterly fee at a rate per annum equal to 10% of the average amount owed by us under the term credit agreement during the preceding quarter.

In addition, we are supporting the growth of the RNG heavy-duty truck market through commodity swap arrangements under which we have locked in a discount price to diesel for customers fueling with us; our negotiation of favorable fuel tank pricing from manufacturers, which we are passing along to our customers; and our network of truck-friendly fueling stations (we refer to this network as “America’s Natural Gas Highway” or “ANGH”), which we have built in key locations nationwide. Many existing ANGH stations are located at Pilot Travel Centers, the largest truck fueling operator in the U.S.

Chevron Adopt-A-Port Program

In 2020, we partnered with Chevron Products Company, a division of Chevron U.S.A. Inc (“Chevron”) on Adopt-A-Port, an initiative that provides truck operators serving the ports of Los Angeles and Long Beach with RNG to reduce emissions. For its part, Chevron provides funding for Adopt-A-Port and supplies RNG to Clean Energy stations near the ports. Chevron’s funding allows truck operators to subsidize the cost of buying new RNG-powered trucks. We manage the program, including offering fueling services for qualified truck operators. Truck operators participating in the program, which supports the ports’ Clean Trucks Program and Clean Air Action Plan, fuel at our stations supplied with Chevron RNG. Importantly, Adopt-A-Port provides a meaningful air quality improvement for the adversely impacted communities around the port – such communities typically have the worst air quality in the nation. In 2023, customers contracted 95 trucks under Adopt-A-Port, and we expect 96 additional trucks to be ordered in 2024.

Airports

We estimate that vehicles serving airports in the U.S., including airport delivery fleets, rental car and parking passenger shuttles and taxis, consume an aggregate of approximately two billion gallons of fuel per year. Additionally, many U.S. airports face emissions challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of any expansion plans. As a result, many of these airports have adopted various strategies to address tailpipe emissions, including rental car and hotel shuttle consolidation and requiring or encouraging service vehicle operators to switch their fleets to our vehicle fuels.

Refuse

We believe that there are nearly 200,000 refuse trucks in the U.S. that collect and haul refuse and recyclables, which aggregately consume approximately two billion gallons of fuel per year. We estimate that approximately 60% of new refuse trucks are capable of operating on RNG, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on our vehicle fuels to realize operational savings and to address demands for reduced emissions from the public, investors, and governmental agencies. As of December 31, 2023, we fuel approximately 16,000 refuse vehicles for customers including Waste Management, Republic Services, Waste Connections, GFL Environmental, Atlas Disposal, Burrtec, CR&R, Recology and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets.

Public Transit

We believe that there are over 72,000 municipal transit buses operating in the U.S. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the U.S. consume approximately one billion gallons of fuel per year. Many transit agencies have been early adopters of vehicles using our fuels, and approximately 30% of existing transit buses and approximately 35% of new transit buses can operate on RNG. As of December 31, 2023, public transit customers for which we serve include the Los Angeles County Metropolitan Transit Authority, New York MTA, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit, Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority.

Competition

There are many other companies operating in the renewable energy and waste-to-energy space. Regarding RNG production and supply, our primary competition is from other companies or solutions for access to biogas from waste. Evolving customer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape. We have demonstrated a track record of strategic flexibility across our history which has allowed us to pivot towards projects and markets that we believe deliver optimal returns and stockholder value in response to changes in market, regulatory and competitive pressures. The biogas and RNG markets are heavily fragmented. We believe we are in a strong position to compete for new project development and supply opportunities. Competition for such opportunities, however, including the prices being offered for fuel supply, affect the profitability of the opportunities we pursue, and may make opportunities unsuitable to pursue.

The market for vehicle fuels is highly competitive. The biggest competition for RNG use as a vehicle fuel is diesel because most vehicles in our key markets are powered by this fuel. Many established businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. In addition, we transport and sell CNG through NG Advantage’s virtual natural gas pipelines and interconnects and compete with other participants in this market.

If the alternative vehicle fuel market grows then the number and type of participants in this market and their level of capital and commitments to alternative vehicle fuel programs will increase. We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by a variety of factors, including, among others, cost, supply, availability, quality, cleanliness, and safety of the fuel; cost, availability and reputation of vehicles and engines; convenience and accessibility of fueling stations; regulatory mandates and other requirements; and recognition of the brand. We believe we compare favorably with our competitors based on these factors; however, some of our competitors have substantially greater financial, marketing, and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance customer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.

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

Employees and our Human Capital

As of December 31, 2023, we employed 566 people. We have not experienced any work stoppages, and none of our employees are subject to collective bargaining agreements.

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

We are committed to increasing diversity, equity, and inclusion in all areas of our company. It is important that we build and maintain a diverse and inclusive workforce and leadership team that is reflective of the communities in which we operate. We also strive to promote diversity on our Board of Directors. Currently, two of our nine directors are female, and one of our nine directors identify as being members of an ethnic minority.

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

We have a total of 13 issued patents currently active, including 10 patents issued by the United States Patent and Trademark Office (“USPTO”) and 3 patents issued by the Canadian Intellectual Property Office (“CIPO”), expiring between 2027 and 2036. Additionally, we have 13 registered trademarks, including 10 trademarks registered with the USPTO and 3 trademarks registered with the CIPO, expiring between 2024 and 2032, and 2 trademark applications pending, including 1 trademark application filed with the USPTO and 1 trademark application filed with the CIPO.

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

Risks Related to Our Business

Our success is dependent on the willingness of fleets and other customers to adopt our vehicle fuels, which may not occur in a timely manner, at expected levels or at all.

Our success is highly dependent on the adoption by fleets and other customers of our RNG and conventional natural gas vehicle fuels. The market for our vehicle fuels has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of our vehicle fuels in heavy-duty trucking has been slower and more limited than we anticipated. Also, other important fleet markets, including airports and public transit, had slower volume and customer growth in recent years that may continue. If the market for our vehicle fuels does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition, and operating results would be harmed.

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others: lack of demand for trucks that use our vehicle fuels; adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for diesel-powered vehicles, changes to emissions requirements applicable to vehicles and fleets powered by diesel, RNG, natural gas, or other vehicle fuels and/or growing support for electric and hydrogen-powered vehicles; limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects; perceptions about the benefits of our vehicle fuels relative to diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety; increases, decreases or volatility in the supply, demand, use and prices of crude oil, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol; inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders; vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels; the development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets; increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels; the impact of federal or state laws, orders or regulations mandating new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines, including the Advanced Clean Trucks regulation, the September 2020 Executive Order, the Advanced Clean Fleets regulation and the 2021 Executive Order (each as defined below); the availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In addition, as our customers and partners react to economic conditions and the potential for a global recession, they may reduce spending and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending, delays in purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and negatively affect our operating results and financial condition.

We are dependent on the production of vehicles and engines in our key customer and geographic markets by manufacturers, over which we have no control.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. A small number of manufacturers, chiefly Cummins, produce engines that use our vehicle fuels. The number of manufacturers making vehicles that use our fuels is limited as well. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the adoption of government policies or programs such as the Advanced Clean Trucks regulation, the September 2020 Executive Order and the Advanced Clean Fleets regulation. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that earlier models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels. If manufactures of vehicles and engines that use our fuels develop unsatisfactory vehicles or engines, then our business, financial condition, and results of operations may be adversely affected.

Our RNG business may not be successful.

Our RNG business consists of procuring RNG from projects we plan to develop and own or from projects owned by third-party producers and reselling this RNG through our fueling infrastructure. The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG; sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and sell Environmental Credits we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel at favorable prices as well as our ability to appropriately balance supply we take with demand from customers. Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production, including unpredictable production levels or other difficulties due to, among others, problems with equipment, severe weather, droughts, financial condition of the applicable ADG and LFG source owner, health crises and pandemics, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion or required maintenance. Our ability to balance supply with demand from customers is subject to risk where we are committed to acquire RNG produced by third-party producers that could exceed the level of demand of our customers. If we are unable to maintain an adequate supply of RNG or are oversupplied with RNG versus customer demand,  our business, financial condition, and performance could be negatively affected. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

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

Acquisition, financing, construction, and development of projects by us or our partners that own projects and divestitures, investments or other strategic relationships, may not commence on anticipated timelines or at all, may not meet expectations, and may otherwise harm our business.

Our strategy is to continue to expand, including through the acquisition of additional projects and by signing additional supply agreements with third-party project owners. From time to time, we and our partners enter into nonbinding letters of intent for projects. Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all. The acquisition, financing, construction and development of projects involves numerous risks, including: the ability to obtain financing for a project on acceptable terms or at all; difficulties in identifying, obtaining, and permitting suitable sites for new projects; failure to obtain all necessary rights to land access and use; inaccuracy of assumptions with respect to the cost and schedule for completing construction; inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life; delays in deliveries or increases in the price of equipment; permitting and other regulatory issues, license revocation and changes in legal requirements; increases in the cost of labor, labor disputes and work stoppages; potential business or financial stress of partners; failure to receive quality and timely performance of third-party or utility services; unforeseen engineering and environmental problems; cost overruns; accidents involving personal injury or the loss of life; and weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

Additionally, we may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures, or other similar arrangements. These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others, the following: (i) difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner; (ii) diversion of financial and management resources from existing operations or other opportunities; (iii) failure to realize the anticipated synergies or other benefits of a transaction or relationship; (iv) risks of entering new customer or geographic markets in which we may have limited or no experience; (v) potential loss of our or an acquired company’s or partner’s key employees, customers, vendors or assets in the event of an acquisition or investment; and (vi) incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, as well as possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire. Further, our partners, including TotalEnergies, bp and Chevron, may reallocate their resources from RNG to other renewable or low carbon vehicle fuels. Any such action would have a material adverse effect on our plans, results of operations and financial condition.

To secure ADG RNG from new projects we develop, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenue.

The development, design and construction process for ADG RNG projects generally lasts between 12 to 24 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as whether the necessary permits to develop a project on that site are available. After entering into a project letter of intent, we perform a more detailed review of the site’s facilities, including a life-cycle assessment, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner and other parties. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 15-18 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the EPA and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Livestock waste and dairy farm projects are dependent on LCFS credits and RINS.

Livestock waste and dairy farm projects are heavily dependent on the LCFS credits and, to a lesser extent, RINs for commercial viability. If CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at livestock waste and dairy farm projects will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit. LCFS credit prices are driven by various market forces, including the supply of and demand for LCFS credits, which depends on the demand for traditional and other renewable fuels and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits. Fluctuations in the price of LCFS credits or the number of LCFS credits assigned will significantly affect the success of our livestock waste and dairy farm projects. RINs and LCFS Credit prices have fluctuated in recent years and will likely continue to be volatile. A significant decline in the value of LCFS credits could adversely affect our business, financial condition, and results of operations.

We have a history of losses and may incur additional losses in the future.

We have incurred pre-tax losses in the past, may incur losses in the future, and may never sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, we have recorded significant charges in connection with our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

Our plans for hydrogen and electric vehicle stations will require significant cash investments and management resources and may not meet our expectations.

As operators deploy hydrogen powered vehicles, we plan to modify our fueling stations to reform our RNG, build additional hydrogen stations, and deliver clean hydrogen. Further, we have the capability to add electric charging at our sites, and we believe our RNG can be used to generate clean electricity to power vehicles. Our plans will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicle fuels. We have experience constructing hydrogen fueling stations, but such facilities cost significantly more than traditional RNG vehicle fueling stations. In addition, we have not yet added electric charging capability to any of our stations, and the cost of such capability may be significant. We will need to ensure compliance with all applicable regulatory requirements, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. If we are unable to modify our stations to provide hydrogen or add electric charging to our stations, or if we experience delays in doing so, our stations may be unable to meet our customer demand, which may negatively impact our business, prospects, financial condition, and operating results. Additionally, even if we are able to successfully modify our stations to provide hydrogen or electric charging stations, we will be dependent on the manufacturers of hydrogen and electric vehicles to succeed in our target markets, and we will have no influence over their activities. See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by original equipment manufacturers, over which we have no control,” above and elsewhere in these risk factors.

Increases, decreases and general volatility in oil, diesel, renewable diesel,  natural gas, RNG and Environmental Credit prices could adversely affect our business.

The prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits can be volatile, and this volatility may continue to increase. Factors that may cause volatility in the prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits include, among others, changes in supply and availability of crude oil, RNG and other renewable transportation fuels, and natural gas, government regulations, inventory levels, customer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil and diesel or Environmental Credits, we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, geopolitical conditions, military conflicts such as the wars in Ukraine and the Middle East, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

Pricing conditions may also exacerbate the cost differential between vehicles that use our fuels and diesel-powered vehicles, which may lead operators to delay or refrain from purchasing or converting to our vehicle fuels. Generally, vehicles that use our fuels cost more initially than diesel-powered vehicles because the components needed for a vehicle to use our fuels add to the vehicle’s base cost. Operators then seek to recover the additional base cost over time through a lower cost to use our fuels. Operators may, however, perceive an inability to timely recover these additional initial costs if our vehicle fuels are not available at prices sufficiently lower than diesel. Such an outcome could decrease our potential customer base and harm our business prospects.

We face increasing competition from competitors, many of which have far greater resources, customer bases and brand awareness than we have, and we may not be able to compete effectively with these businesses.

The market for vehicle fuels is highly competitive. The biggest competition for our products is diesel because most vehicles in our key markets are powered by these fuels. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel, and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. Many businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, private equity groups, commodity traders, truck stop and fuel station owners, fuel providers, gas marketers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows, the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Many of our competitors have substantially greater customer bases, brand awareness and financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance customer acceptance of their products; or exert more influence on the regulatory landscape that affects the vehicle fuels market. We expect competition to increase in the vehicle fuels market generally. In addition, if the demand for alternative vehicle fuels, including RNG, increases, then we expect competition to also increase. Any such increased competition may reduce our customer base and revenue and may lead to increased pricing pressure, reduced operating margins and fewer expansion opportunities.

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

Increased global cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our information systems and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cybersecurity incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced cyberattacks or other cybersecurity incidents that have threatened our data and information systems, including malware and computer virus attacks and it is possible that future cybersecurity incidents we may experience may materially and adversely affect our business. We cannot provide assurance that our safety and security measures will prevent our information systems from improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cybersecurity incidents. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. Further, a cybersecurity incident could occur and persist for an extended period of time without detection, and an investigation of any successful cybersecurity incident would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cybersecurity incidents. In addition, our information technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

NG Advantage may not be successful.

NG Advantage provides “virtual pipelines” to transport CNG by truck from compression facilities to pipeline interconnects and to industrial and commercial customer users that do not have direct access to natural gas pipelines. NG Advantage faces unique risks, including among others: (i) it has a history of net losses and has incurred substantial indebtedness; (ii) NG Advantage may need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company; (iii) the labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations; (iv) NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents; and (v) NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business. If NG Advantage fails to manage any of these risks, our business, financial condition, liquidity, results of operations, prospects and reputation may be harmed. In addition, we have been a significant source of financing for NG Advantage. If NG Advantage needs to raise additional capital and is not able to obtain financing from external sources, we may need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations.

Our station construction activities subject us to business and operational risks.

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. For example, we have several nearly completed stations that are not open for fueling operations. We do not know when or if these stations will open, and some of these stations are subject to agreements that may expire prior to us being able to open such stations. Closure of these and/or any other stations could result in substantial additional costs and non-cash asset impairments or other charges and could cause the price of our common stock to decline.

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

We have, and expect to continue to seek, long-term fueling station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 31%, 27% and 30% of our revenue in 2021, 2022 and 2023, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts or any other governmental action that results in reduced support for our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

The COVID-19 pandemic has and may continue to adversely affect, and a future pandemic or epidemic may adversely affect, our business, results of operations and financial condition.

Our business has been and may continue to be adversely affected by the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, we experienced increased costs on equipment and construction services, and longer lead times on equipment and materials orders. Any future pandemic, epidemic, or infectious disease outbreak could also adversely affected our business through delaying the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delaying increased usage of our vehicle fuels; decreasing the volume of truck and fleet operations, including shuttle buses at airports, and public transportation generally, and disrupting production of vehicles and engines that use our fuels. Any of the foregoing may result in decreased demand for our vehicle fuels, plant closures, decreased manufacturing capacity, and delays in deliveries, which would negatively impact our business, operations, and financial condition.

Our future success will depend on our ability to attract and retain qualified management, technical, and other personnel.

Our future success is dependent on the services and performance of our executive officers and other key management, engineering, information technology, scientific, manufacturing and operating personnel. The loss of the services of any such personnel could materially adversely affect our business. Our ability to achieve our strategic plans will also depend on our ability to attract and retain additional qualified personnel. Recruiting key personnel in our industry is highly competitive and we cannot assure you that we will be able to do so. Our inability to attract and retain additional qualified personnel, or the departure of key employees, could materially and adversely affect our strategic plans and, therefore, our business, results of operations and financial condition. In addition, our inability to attract and retain sufficient personnel to quickly increase production at our facilities when and if needed to meet increased demand may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities.

Risks Related to Our Indebtedness and Other Capital Resources.

We may need to raise additional capital to continue to fund our business, which could have negative effects and may not be available when needed, on acceptable terms or at all.

We require capital to pay for capital expenditures, operating expenses, any mergers, acquisitions or strategic investments, capital calls related to our joint ventures, transactions or relationships we may pursue, and to make principal and interest payments on our indebtedness. If we cannot fund any of these activities with capital on-hand or cash provided by our operations, we may seek additional capital from other sources, such as by selling assets or pursuing debt or equity financing.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (the “Credit Agreement”) with the lenders from time to time party thereto (“Lenders”) and Stonepeak CLNE-L Holdings LP (“Stonepeak”), as the administrative agent and collateral agent for the Lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of December 31, 2023, we had total consolidated indebtedness of $264.8 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

Our payments of amounts owed under our various debt instruments will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments, and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt. If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. We are permitted under the Credit Agreement to incur additional debt under certain conditions. If new debt were to be incurred in the future, the related risks that we now face could intensify. The Credit Agreement requires us and our subsidiaries, on a consolidated basis, to comply with a maximum total net leverage ratio, a minimum interest coverage ratio, and a minimum liquidity test. In addition, the Credit Agreement contains certain covenants that limit or restrict our and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate, amend our charter documents and certain other agreements, and enter into speculative hedging arrangements. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, declare all amounts owed immediately due and payable and foreclose on our assets that serve as collateral. Any such declaration could deplete all or a large portion of our available cash flow, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.

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

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote or exclude the use of our vehicle fuels. These include various government programs that make grant funds available from the purchase of vehicles and construction of fueling stations, as well as the AFTC under which we generate revenue for our vehicle fuel sales. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

These programs and regulations, which have the effect of encouraging the use of RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels, or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote RNG. Many of these parties have substantially greater resources and influence than we have. Further, changes in federal, state or local political, social or economic conditions, including as a result of a lack of legislative focus on these programs and regulations or prolonged U.S. government shutdown, could result in their modification, delayed adoption or repeal. For example, the IRA contains credits and tax incentives that may be beneficial to us but interagency guidance processes are still ongoing. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG, could reduce the market for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

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

Federal or state laws, orders or regulations have been adopted, such as California’s AB 32 cap and trade law, and may in the future be adopted that impose limits on GHG emissions or otherwise require the adoption of zero-emission electric vehicles. The effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of any requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our vehicle fuels qualify as a compliance alternative under any statutory or regulatory programs to limit GHG emissions. If our vehicle fuels are not able to meet GHG emission limits or perform as well as other alternative fuels and vehicles, our solutions could be less competitive. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions or on methane emissions generally, which would have a negative impact on the cost of our vehicle fuels, as compared to vehicle fuels that do not generate tailpipe emissions.

In June 2020, CARB adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Resulting regulations mandate increasing adoption of zero-emission vehicles. In April 2023, CARB adopted the Advanced Clean Fleets regulation, which requires all truck fleets be zero emission by 2042. The Advanced Clean Fleets regulation also seeks to end the sale of combustion trucks in California in 2036. Among other things, we believe the intent of the Advanced Clean Trucks regulation, the September 2020 Executive Order, and the Advanced Clean Fleets regulation is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. Implementation of such regulations and executive actions may slow, delay or prevent the adoption by fleets and other commercial customers of our vehicle fuels, particularly in California. Moreover, other states have taken steps to enact similar regulations, which may slow, delay, change, or prevent the adoption of our vehicle fuels in those states as well. These actions could result in state funding and incentive programs being directed only to the adoption of zero emission vehicles. In December 2021, President Biden signed an executive order (the “2021 Executive Order”) that directs the federal government to achieve certain goals, including purchasing 100% zero-emission vehicles by 2035 for its fleet of over 600,000 cars and trucks.

Our business is subject to a variety of government regulations, including environmental regulations, which may restrict our operations and result in costs and penalties or otherwise adversely affect our business and ability to compete.

We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, the government procurement process, any political activities or lobbying in which we may engage, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Many of these laws and regulations are complex, change frequently, may be unclear and difficult to interpret and have become more stringent over time. Any changes to existing regulations, adoption of new regulations, or judicial rulings regarding such regulations, may result in significant additional expense to us or our customers. For example, our operations are and will be subject to federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Contamination at properties we own or operate, will own or operate, or formerly owned or operated to which hazardous substances were sent by us, are subject to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for impacts to human health and for damages to natural resources.

Further, from time to time, as part of the regular evaluation of our operations, including newly acquired or developing operations, we may be subject to compliance audits by regulatory authorities, which may distract management from our revenue-generating activities and involve significant costs and use of other resources. Also, we often need to obtain facility permits or licenses to address, among other things, storm water or wastewater discharges, waste handling and air emissions in connection with our operations, which may subject us to onerous or costly permitting conditions or delays if permits cannot be timely obtained. Our failure to comply with any applicable laws and regulations could result in property damage, bodily injury or a variety of administrative, civil and criminal enforcement measures, including, among others, assessment of monetary penalties, imposition of corrective requirements, including cleanup costs, or prohibition from providing services to government entities. If any of these enforcement measures were imposed on us, our business, financial condition, and performance could be negatively affected.

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

Risks Related to Our Common Stock

A significant portion of our outstanding common stock is owned or otherwise subject to acquisition by three equityholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (defined below), Total Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns approximately 19% of our outstanding shares of common stock as of December 31, 2023. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

The Amazon Warrant was immediately exercisable by Amazon Holdings for 4.999% of our outstanding common stock when issued. Subject to additional vesting through fuel purchase from the Company pursuant to the Fuel Agreement, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company sixty one (61) days’ notice that it is waiving such limitation.

The Stonepeak Warrant is exercisable at any time after December 12, 2025 for up to 9.999% of our common stock outstanding immediately after giving effect to such exercise, and Stonepeak’s beneficial ownership will initially be contractually limited to such beneficial ownership limitation unless Stonepeak gives the Company sixty one (61) days’ notice that it is waiving such limitation.

TotalEnergies or other current or future large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors, mergers and acquisitions, or other extraordinary transactions. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options and restricted stock units may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option and restricted stock unit agreements or if such shares have been registered under the Securities Act. Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. Our common stock held by TMS, our common stock underlying the Amazon Warrant, and our common stock underlying the Stonepeak Warrant may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each stockholder. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others, the following: (i) the factors that may influence the adoption of our vehicle fuels, as discussed elsewhere in these risk factors; (ii) our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success; (iii) failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community; (iv) the market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions; (v) the amount and timing of sales of, and prices for, Environmental Credits; (vi) actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, RNG; (vii) technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock; (viii) changes in political, regulatory, health, economic and market conditions; and (ix) a change in the trading volume of our common stock.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 1C.   Cybersecurity.

We maintain an information security program as part of our enterprise-wide risk management system. Our information security program is managed by our Group Vice President, whose portfolio includes top level oversight of information technology, information security and IT risk management. The Group Vice president is responsible, along with his team, for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. Our Group Vice President has served in that role since 2012 and has been in cybersecurity related roles for 25 years. Our Group Vice President and IT Director provide periodic updates to our Board of Directors, Audit Committee, and other senior management members. These updates include, among other risk management issues, updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

Our program is regularly evaluated by internal and external experts with the results of those reviews reported to the Board of Directors, Audit Committee, and senior management. We also collaborate with thought leaders in cybersecurity including with key vendors, business partners, cybersecurity and data breach response counsel, and industry participants as part of our continuing efforts to evaluate and improve the effectiveness of our information security policies and procedures. This collaboration allows us to rapidly adopt industry best practices developed through firsthand experience mitigating cyber incidents.

When reviewing potential threats or cybersecurity incidents, our Board of Directors has delegated the authority to the Audit Committee to setup crisis incident management teams comprised of senior management and appropriate specialists. These crisis incident management teams report on an as needed basis to the Audit Committee and full Board of Directors to keep them informed and seek direction where necessary.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” in this annual report on Form 10-K, including “We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business,” for additional discussion about cybersecurity-related risks.

Item 2.   Properties.

Our corporate headquarters are located at 4675 MacArthur Court, Suite 800, Newport Beach, California 92660, where we occupy approximately 48,000 square feet of office space. Our lease for this facility expires in June 2028.

We own and operate the Boron Plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30-year ground lease for the 36 acres on which this plant is situated. The Boron Plant can produce 56.0 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The plant had a production utilization rate of 79% and 78% for the years ended December 31, 2022 and 2023, respectively.

We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres of land on which this plant is situated, along with approximately 34 acres surrounding the plant. The Pickens Plant can produce 28.0 million gallons of LNG per year and includes a tanker trailer loading system and a 1.0 million gallon storage tank that can hold up to 840,000 usable gallons. The plant had a production utilization rate of 62% for the year ended December 31, 2022. During the year ended December 31, 2023, the Pickens Plant was offline for maintenance and repairs; hence, the plant had no LNG production in 2023.

We own, operate or supply 579 fueling stations in the U.S. and 24 in Canada. Fueling stations are facilities where RNG or conventional natural gas is dispensed in the form of CNG or LNG into the fuel tanks of vehicles for use as transportation fuel. We own station equipment throughout the U.S. (See Note 10) that is used for dispensing CNG or LNG at properties we lease under long-term lease arrangements (See Note 16). Additionally, we operate fueling stations or supply CNG or LNG to fueling stations where our customer owns the fueling station equipment. At these stations, we operate under the following arrangements: (i) provide O&M services on a per gallon or fixed fee basis and do not directly sell CNG or LNG, or (ii) provide O&M services and also have a fuel supply sales agreement for CNG or LNG with our customer.

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

Holders

There were approximately 52 holders of record of our common stock as of February 22, 2024. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Issuer Purchases of Equity Securities

On March 12, 2020, our Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock (the “Repurchase Program”). On December 7, 2021, our Board of Directors approved an increase in the aggregate amount of our common stock to be repurchased under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and may be suspended or discontinued at any time. As of December 31, 2023, approximately $26.5 million remained available under the Repurchase Program.

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

The following table summarizes the Company’s share repurchase activities during the three months ended December 31, 2023 (in thousands, except share and per share amounts):

				Maximum Number
				(or Approximate
				Dollar Value)
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
October 1, 2023 through October 31, 2023	—	$—	—	$26,502
November 1, 2023 through November 30, 2023	—	—	—	26,502
December 1, 2023 through December 31, 2023	—	—	—	26,502
Total	—	$—	—	$26,502

(a)	Exclusive of fees and commissions.

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

The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and in each of these indices at the close of market on December 31, 2018 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

Item 6.   [Reserved].

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons of 2023 to 2022. Discussions of 2021 items and year-to-year comparisons of 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

As a clean energy solutions provider, we supply RNG (sourced from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture project with TotalEnergies S.E. (the “DR JV”) (see Note 4)) and conventional natural gas (sourced from third party suppliers), in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the United States (“U.S.”) and Canada; develop and own dairy anaerobic digester gas (“ADG”) RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of December 31, 2023, we deliver RNG to the transportation market through 579 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 24 fueling stations in Canada as of December 31, 2023.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2023, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

As of December 31, 2023, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this report for more information.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $263.1 million, excluding current portion of restricted cash, as of December 31, 2023 and $1.8 million of current debt. We have collected nearly all receivables relating to alternative fuel excise tax credits (“AFTC”) generated from 2022 fuel sales in 2023. In addition, as a result of the Inflation Reduction Act of 2022 being enacted on August 16, 2022 (the “IRA”), AFTC was reinstated and extended for an additional three years, beginning retroactively to January 1, 2022. For the year ended December 31, 2023, we recognized $20.9 million in AFTC revenue.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Year Ended December 31,
Revenue (in millions)	2021	2022	2023
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$131.0	$281.1	$287.0
Change in fair value of derivative instruments(4)	(3.5)	0.5	(0.2)
RIN Credits	31.7	34.7	25.9
LCFS Credits	16.8	12.6	9.9
AFTC(5)	20.7	21.8	20.9
Total volume-related product revenue	196.7	350.7	343.5
Station construction sales	16.4	22.3	26.4
Total product revenue	213.1	373.0	369.9
Service revenue(6):
Volume-related, O&M services	41.9	45.9	52.7
Other services	0.6	1.3	2.6
Total service revenue	42.5	47.2	55.3
Total revenue	$255.6	$420.2	$425.2
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 7.
(3)	Includes $83.6 million, $24.3 million and $60.6 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 13) for the years ended December 31, 2021, 2022 and 2023, respectively.
(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.
(5)	Represents AFTC. AFTC is available for vehicle fuel sales made through December 31, 2024.
(6)	Our service revenue primarily represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2021, 2022 and 2023. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

Fuel volume, GGEs(2) sold (in millions),	Year Ended December 31,
correlating to total volume-related product revenue	2021	2022	2023
RNG(1)	167.0	198.2	225.7
Conventional natural gas(1)	78.8	69.6	62.5
Total fuel volume	245.8	267.8	288.2

O&M services volume, GGEs(2) serviced (in millions),	Year Ended December 31,
correlating to volume-related O&M services revenue	2021	2022	2023
O&M services volume	229.8	240.4	256.9

	Year Ended December 31,
Other operating data (in millions)	2021	2022	2023
Station construction cost of sales	$15.0	$19.4	$24.4
Net loss attributable to Clean Energy Fuels Corp. (3) (4) (5)	$(93.1)	$(58.7)	$(99.5)
(1)	RNG is procured from third-party sources and from the DR JV, one of our jointly owned RNG production facilities (see Note 4), and conventional natural gas is sourced from third-party suppliers.
(2)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(3)	Includes $20.7 million, $21.8 million, and $20.9 million of AFTC revenue for the years ended December 31, 2021, 2022 and 2023, respectively.
(4)	Includes $83.6 million, $24.3 million and $60.6 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant (as defined in Note 13) for the years ended December 31, 2021, 2022 and 2023, respectively.
(5)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(3.5) million, $0.5 million and $(0.2) million for the years ended December 31, 2021, 2022 and 2023, respectively. See Note 7 for more information regarding the commodity swap and customer contracts.

2022 – 2023 Key Developments

TotalEnergies Joint Venture. In the first quarter of 2023, the DR JV began producing RNG and made its first injection into the natural gas pipeline; since then, the production of RNG at the DR JV has continued to ramp up. On June 27, 2023, the DR JV issued a capital call for $11.0 million of additional funding, requiring TotalEnergies and the Company each to contribute $5.5 million. On June 28, 2023, the Company contributed $5.5 million and advanced $5.5 million to the DR JV. The $5.5 million advance was subsequently refunded to the Company by the DR JV in December 2023. Funds from the capital call were primarily used to fund required loan reserves and to paydown outstanding liabilities of the DR JV.

bp Joint Venture. The RNG production facility at Drumgoon Dairy was placed into service in the fourth quarter of 2023. This RNG project is designed to supply approximately 1.7 million GGEs of RNG annually when at full capacity. As of December 31, 2023, there were four RNG projects under construction in the bp Joint Venture (“bpJV”) that were nearing substantial completion. All RNG produced from projects in the bpJV will be available to us for sale as vehicle fuel pursuant to our existing marketing agreement with bp.

In connection with the capital call issued by the bpJV in December 2021, on June 30, 2022, we paid the remaining outstanding contribution balance of $51.6 million to the bpJV and satisfied our capital contribution commitment under this capital call. On March 30, 2022, the bpJV issued a capital call in the amount of $76.2 million, and, on September 30, 2022, we and bp each contributed $38.1 million to the bpJV in connection with this capital call. On December 20, 2023, the bpJV issued a capital call in the amount of $135.9 million, and, on December 28, 2023, we and bp each contributed

$67.95 million to the bpJV. Proceeds from these capital calls are used to develop ADG RNG projects and to fund bpJV’s working capital needs.

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

South Fork Dairy Farm Incident. On April 10, 2023, an accident resulted in a fire at the South Fork Dairy farm in Dimmitt, Texas, the location of one of our 100% owned ADG RNG projects under development. The fire killed approximately 18,000 dairy cows and injured one person. Our partner, South Fork Dairy, plans to rebuild the dairy farm and to replenish the dairy cattle. At the time of the incident, we had not commenced onsite construction activities. Rebuilding efforts were initiated in late 2023. Since then, we have begun to prepare for the construction of the ADG RNG project, and construction activities may start as early as the first quarter of 2024. Due to the effects of this incident, we anticipate a delay to the initial planned completion date of this ADG RNG project.

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

Stonepeak Credit Agreement. On December 12, 2023, we entered into a six-year $300 million senior secured first lien term loan with Stonepeak (the “Stonepeak Credit Agreement”), a leading alternative investment firm specializing in infrastructure and real assets. The Stonepeak Credit Agreement also provides for a two-year delayed draw term loan commitment of an additional $100 million. In addition to repaying existing loans, the Stonepeak Credit Agreement will provide us with capital for new RNG production facilities, as well as the expansion of our fueling infrastructure targeting the heavy-duty truck market. In connection with this transaction, we issued warrants to Stonepeak (the “Stonepeak Warrant”) providing the right to purchase 10 million shares of common stock at an exercise price of $5.50 per share and 10 million shares of common stock at an exercise price of $6.50 per share. The Stonepeak Warrant expires on June 15, 2032 and are exercisable at any time after December 12, 2025. See Note 12 for more information about our outstanding debt and Note 13 for additional information about the Stonepeak Warrant.

Riverstone Credit Agreement. On December 22, 2022, we entered into a four-year $150.0 million sustainability-linked senior secured first lien term loan (the “Riverstone Credit Agreement”) with certain affiliates of, or funds managed by, Riverstone Credit Partners L.P., a dedicated credit investment platform managed by Riverstone Holdings LLC

(“Riverstone”) that focuses on energy, power, decarbonization, and infrastructure. This financing provided us with additional capital to execute our RNG growth strategy, which includes the development of negative carbon intensity RNG projects and construction of new RNG fueling stations for transportation sector customers. Proceeds from the term loan will be used, in part, to accelerate our expansion and development of ADG RNG production projects. On December 12, 2023, in connection with the Stonepeak Credit Agreement, we repaid in full the $150.0 million sustainability-linked senior secured first lien term loan, including related accrued and unpaid interest. Upon such payment, the Riverstone Credit Agreement, dated December 22, 2022, was terminated. See Note 12 for more information about our outstanding debt.

NG Advantage Debt Refinancing and Extinguishment. On January 31, 2022, NG Advantage LLC (“NG Advantage”) entered into a second amendment to the Amended and Restated Loan and Security Agreement with Berkshire Bank (the “Berkshire ALA”) pursuant to which Berkshire Bank agreed to extend new term loans in an aggregate principal amount of $14.0 million (collectively, the “Berkshire Term Loan 2”) to NG Advantage. The Berkshire Term Loan 2 bore interest at an annual interest rate of 5% and had a maturity date of January 31, 2027. Payments for interest and principal were due monthly beginning March 1, 2022, with a final payment of remaining principal and interest due on the maturity date. Borrowings under the Berkshire Term Loan 2 were collateralized by NG Advantage’s trailers and station assets, and prepayment of the outstanding principal was permitted and subject to prepayment premiums. NG Advantage used the proceeds from the Berkshire Term Loan 2 to extinguish $11.1 million of existing financing obligations, consisting of $10.4 million in cash payoffs and an application of $0.8 million in deposits held with the former lenders. As a result of the extinguishment, we recognized a $2.3 million loss on extinguishment of debt, which is included in “interest expense” in the accompanying consolidated statements of operations for the year ended December 31, 2022. In connection with the second amendment to the Berkshire ALA, Berkshire Bank released $7.0 million to the Company related to the Company’s limited guaranty under the Berkshire ALA.

On December 22, 2022, pursuant to the Riverstone Credit Agreement, NG Advantage fully repaid all outstanding principal balances and related accrued and unpaid interest under the Berkshire ALA and the Berkshire Term Loan 2. In connection with the extinguishments of debt under the Berkshire ALA and the second amendment to the Berkshire ALA, NG Advantage recognized a $1.1 million loss on debt extinguishment, which is included in “interest expense” in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Plains Credit Facility. Pursuant to the Riverstone Credit Agreement, on December 22, 2022, the Plains LSA was terminated. Concurrently, the irrevocable standby letter of credit issued to Berkshire Bank in connection with the second amendment to the Berkshire ALA was cancelled. As a result, we deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank (“Plains”) that serves as a security collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc. The $2.0 million is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying consolidated balance sheets as of December 31, 2022 and 2023.

AFTC. The IRA reinstated and extended the AFTC incentive for three years through December 31, 2024, beginning retroactively to January 1, 2022. Under the extension period, AFTC incentive remains at $0.50 per GGE of CNG and $0.50 per diesel gallon of LNG that we sell as vehicle fuel through 2024.

Fueling Station Equipment Removal. On July 7, 2022, we entered into an amendment to our Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers LLC (“Pilot”), dated August 2, 2010, to decommission and remove station equipment of select fueling stations located on Pilot’s premises as agreed to in a phased removal schedule. The removal of the fueling station equipment and site improvements commenced in the third quarter of 2022 and was completed by the end of the third quarter of 2023.

Debt Level and Debt Compliance

As of December 31, 2023, we had total indebtedness, excluding finance lease obligations, of $300.3 million in principal amount, of which $0.0 million is expected to become due in 2024. Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have certain financial and non-financial covenants with which we must comply. As of December 31, 2023, we were in compliance with all of these covenants.

Key Trends

Market for RNG and conventional natural gas as a Vehicle Fuel

According to CARB, RNG and conventional natural gas are cleaner than gasoline and diesel fuel based on the GHG emissions produced by vehicles operated by these fuels. Additionally, RNG and conventional natural gas are generally less expensive for vehicle operators than gasoline and diesel on an energy equivalent basis. According to the U.S. Energy Information Administration, demand for renewable and conventional natural gas fuels in the U.S. has increased in recent years and is expected to continue to increase. We expect our sales of RNG and conventional natural gas to grow as more companies look to operate in an increasingly sustainable way. In addition to pressure from politicians, regulators and non-governmental organizations, the investment community has dramatically increased demands on companies to diminish their contributions to climate change. We believe that RNG is the best tool available today to reduce climate-harming GHG and meet sustainability objectives.

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

We believe challenging market conditions are caused by a number of factors, including the following:

●	Volatile prices for oil and diesel, which may decrease the price advantage of our fuels. In addition, these pricing conditions have led us to reduce the prices we charge some customers for our fuels, which has reduced our profit margins.
●	There has been increased focus by some parties, including lawmakers, regulators, policymakers, environmental and advocacy organizations and other powerful groups, on electric or other alternative vehicles or vehicle fuels. For example, the executive order signed by President Biden in December 2021 directs the federal government to achieve certain goals, including replacing its fleet of over 600,000 cars and trucks with 100% zero-emission vehicles by 2035. In addition, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Among other things, we believe many California lawmakers and regulators’ desire to limit and ultimately discontinue the production and use of internal combustion engine is because such engines have “tailpipe” emissions.
●	We believe the lack of substantial growth in the heavy-duty trucking market has been driven in part by the experience of operators with, or perceptions of, unsatisfactory performance by prior models of heavy-duty natural gas truck engines, actual or perceived insufficiencies in the financial incentives to convert, and improvements in diesel engine technology. If these conditions continue, then the growth levels in this market will continue to be low. We believe the newest models of heavy-duty natural gas truck engines have substantially addressed concerns with prior models. Further, we have launched our Zero Now truck financing program and the Chevron Adopt-A-Port program to combat operator concerns, but these programs may ultimately be unsuccessful.

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

In spite of these market conditions, we believe our key customer markets, including heavy-duty trucking, airports, refuse, and public transit, are well-suited for the adoption of our vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. We also expect the lower GHG emissions associated with our RNG vehicle fuel will result in increased demand for this fuel, resulting in our continued delivery of increasing volumes of RNG to our vehicle fleet customers. Additionally, we anticipate that, over time, cities and communities in the U.S. and Canada will follow large cities in Europe in banning diesel vehicles. If these projections materialize, we believe there will be growth in the consumption of our vehicle fuels in our key customer and geographic markets, and our goal is to capitalize on this growth if and when it materializes. In that event, we expect our operating costs and capital expenditures would increase in connection with any growth of our business in the future.

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

These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, especially given the current uncertainties relating to macro-economic growth and inflation trends, and investors in our securities should not rely on the results of one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we may have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

See “Results of Operations” below for more information about our performance in 2022 and 2023.

Fuel Volume. The amount of RNG and conventional natural gas, in the form of CNG and LNG, that we sold increased by 7.6% from 2022 to 2023 primarily due to an increase in economic activities and travel generally and growth in our key customer markets.

The amount of RNG we sell as vehicle fuel, which is delivered in the form of CNG or LNG, has continued to experience robust growth, and increased by 13.9% from 2022 to 2023. We believe the increased demand for RNG is attributable to the belief in the dramatic reduction in the amount of climate-harming greenhouse gas that can be achieved through the use of RNG and pressure from politicians, regulators, non-governmental organizations and the investment community directed at companies to reduce their contributions to GHG emissions. To the extent demand for RNG continues to increase, we expect our joint venture(s) with TotalEnergies and bp and our expanded supply agreements to increase our volume-related product revenue due to increased volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS Credits. In addition, such an increase in RNG demand could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. We expect to invest in production projects to help ensure that we have adequate supply of RNG, and we are pursuing development and ownership of livestock waste ADG projects on our own and with partners including TotalEnergies and bp.

Environmental Credits. When we sell RNG and conventional natural gas for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.

The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. For example, in 2023, market prices for RINs have been as high as $3.55 and as low as $1.88. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production levels of other fuels in the programs, or other conditions. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses.

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

Our volume-related product revenue consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, AFTC incentives, and sales of RINs and LCFS Credits in addition to Amazon Warrant Charges (as defined in Note 13) and changes in fair value of our derivative instruments.

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

Our significant uses of fair value measurements include but are not limited to the valuation of commodity swaps, customer contracts, warrants, and available-for-sale debt securities, all of which require significant judgment.

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

See Note 1 for information about recently adopted accounting pronouncements and recently issued accounting pronouncements.

Results of Operations

The discussions below compare our results of operations in 2023 and 2022. Historical results are not indicative of the results to be expected in the current period or any future period.

2023 Compared to 2022

The table below presents, for each period, each line item of our statement of operations as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended
	December 31,
	2022	2023
Statements of Operations Data:
Revenue:
Product revenue	88.8%	87.0%
Service revenue	11.2	13.0
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	66.6	72.9
Service cost of sales	6.7	7.9
Selling, general and administrative	26.1	26.4
Depreciation and amortization	13.0	10.7
Total operating expenses	112.4	117.9
Operating loss	(12.3)	(18.0)
Interest expense	(1.5)	(5.4)
Interest income	0.8	2.6
Other income, net	—	—
Loss from equity method investments	(1.1)	(2.9)
Loss before income taxes	(14.1)	(23.7)
Income tax (expense) benefit	(0.1)	0.1
Net loss	(14.2)	(23.6)
Loss attributable to noncontrolling interest	0.2	0.1
Net loss attributable to Clean Energy Fuels Corp.	(14.0)%	(23.5)%

Product revenue. Product revenue for 2023 decreased by $3.2 million to $369.8 million, representing 87.0% of total revenue, compared to $373.0 million, representing 88.8% of total revenue, for 2022. The decrease was primarily due to (1) a $36.3 million increase in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant driven by higher customer fuel purchases, (2) a decrease in RIN revenue of $8.8 million primarily resulting from lower average RIN prices and lower share of RIN values in 2023 when compared to those in 2022, (3) a decrease in AFTC revenue of $0.9 million due to increased AFTC revenue sharing with customers, (4) a decrease in LCFS revenue of $2.7 million primarily resulting from lower average LCFS prices in 2023 when compared to those in 2022 and increased LCFS revenue sharing with customers, and (5) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized loss of $0.2 million in 2023 compared to an unrealized gain of $0.5 million in 2022. The decrease in product revenue between periods was partially offset by (1) an increase in station construction sales of $4.1 million due to increased construction activities and (2) an increase of $42.1 million in product revenue due to higher average prices on fuel sold driven in-part by the significant rise in prices of natural gas in California during January and February 2023 and an increase in total GGEs of fuel sold.

Service revenue. Service revenue for 2023 increased $8.1 million to $55.3 million, representing 13.0% of total revenue, compared to $47.2 million, representing 11.2% of total revenue, for 2022. The increase was primarily due to an increase in GGEs serviced in 2023 when compared to those in 2022 and an increase in management fee revenue from our joint ventures with TotalEnergies and bp.

Product cost of sales. Product cost of sales for 2023 increased by $30.2 million to $309.9 million, representing 72.9% of total revenue, from $279.7 million, representing 66.6% of total revenue, in 2022. The increase was primarily due to an increase in average prices of natural gas driven in-part by the significant rise in cost of natural gas in California during

January and February 2023, an increase in GGEs of fuel sold, and a $5.1 million increase in the cost of station construction due to increased construction activities.

Service cost of sales. Service cost of sales for 2023 increased by $5.7 million to $33.7 million, representing 7.9% of total revenue, from $28.0 million, representing 6.7% of total revenue, in 2022. The increase was primarily due to an increase in GGEs serviced in 2023 when compared to those serviced in 2022.

Selling, general and administrative. Selling, general and administrative expenses increased by $2.8 million to $112.3 million in 2023, from $109.5 million in 2022. The increase was mostly driven by a $6.6 million increase in salaries and benefits as a result of higher headcount and a $2.2 million increase in general business, administrative and information technology related expenses. The increase in selling, general and administrative expenses was partially offset by a $3.1 million decrease in stock-based compensation expense due to current year vesting and forfeiture of equity awards granted in prior years, partially offset by equity awards granted in the current year, and a $2.9 million increase in business interruption insurance recoveries relating to the Pickens Plant, which was down for repairs during 2023.

Depreciation and amortization. Depreciation and amortization decreased by $9.0 million to $45.7 million in 2023, from $54.7 million in 2022. The decrease was primarily due to the recognition of accelerated depreciation expense and asset retirement obligation charges in 2022 in connection with the Pilot fueling station equipment removal (see Note 10), whereas no such accelerated depreciation expense and asset retirement obligation charges were recognized in 2023.

Interest expense. Interest expense increased by $16.6 million to $22.9 million in 2023 from $6.3 million in 2022, primarily due to (1) higher outstanding indebtedness and higher average interest rates on outstanding indebtedness in 2023, (2) an increase in amortization of debt discount and issuance costs due to our debt under the Riverstone Credit Agreement, and (3) an increase in debt extinguishment loss relating to the extinguishment of the Sustainability-Linked Term Loan pursuant to the Riverstone Credit Agreement (see Note 12).

Interest income. Interest income increased by $7.7 million to $11.1 million in 2023 from $3.4 million in 2022, primarily due to higher average interest rates between periods earned on the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $7.7 million to $12.5 million in 2023 from $4.8 million in 2022, due to the operating results of SAFE&CEC S.r.l. and our joint venture(s) with TotalEnergies and bp, and our other equity method investees.

Income tax (expense) benefit. Income tax benefit was $0.4 million in 2023 compared to income tax expense of $0.2 million in 2022. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. In 2023 and 2022, we recorded a gain of $0.6 million and $0.9 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2023 and 2022 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $43.8 million in 2023, compared to cash provided by operating activities of $66.7 million in 2022. The decrease in cash provided by operating activities in 2023 was primarily attributable to higher cash outlays for the procurement of natural gas, partially offset by higher cash receipts due to higher sale price of natural gas in 2023. Additionally, higher net cash interest payments and changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash contributed to the decrease in cash provided by operating activities in 2023 when compared to that in 2022.

Investing Activities. Cash used in investing activities was $202.0 million in 2023, compared to cash used in investing activities of $148.5 million in 2022. The increase in cash used in investing activities in 2023 was primarily attributable to a $62.6 million net increase in capital expenditures on property and equipment and on RNG production projects, a $3.6 million increase in net purchases of short-term investments in 2023 when compared to 2022, and a $3.9 million decrease in net cash receipts from sale of certain assets of subsidiary. This increase was partially offset by a $16.3 million decrease in equity contributions to our joint ventures with bp and TotalEnergies.

Financing Activities. Cash provided by financing activities was $139.1 million in 2023, compared to $101.6 million provided by financing activities in 2022. The increase in cash provided by financing activities in 2023 was primarily attributable to the net proceeds received from the issuance of debt in connection with the Stonepeak Credit Agreement (Note 12) and a decrease in cash outlays for common stock repurchases, partially offset by the net cash paid relating to the extinguishment of our Sustainability-Linked Term Loan pursuant to the Riverstone Credit Agreement and a decrease in cash proceeds from exercise of stock options in connection with our equity performance incentive plan.

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

Our business plan calls for approximately $60.0 million in capital expenditures in 2024. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2024, we anticipate deploying up to approximately $100.0 million to develop ADG RNG production facilities. As of December 31, 2023, we have invested $273.1 million in the development of ADG RNG production facilities, which includes $238.1 million contributed to our joint ventures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $303.9 million in principal amount as of December 31, 2023, of which approximately $1.8 million, $1.0 million, $0.6 million, $0.4 million, $0.1 million and $300.0 million are expected to become due in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively. Based on our outstanding indebtedness and applicable interest rates as of December 31, 2023, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.2 million for the year ending December 31, 2024. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $151.5 million as of December 31, 2023, of which approximately $15.1 million, $15.4 million, $15.4 million, $15.4 million, $14.5 million and $75.7 million are expected to become due in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. As of December 31, 2023, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $263.1 million, compared to $263.5 million as of December 31, 2022.

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

Material Cash Requirements

The table below presents our material cash requirements, including the scheduled maturities of our contractual obligations and our commitments for capital expenditures as of December 31, 2023. This table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
		Less than			More than
Contractual Obligations: (in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt (1)	$472,380	$29,045	$57,932	$58,012	$327,391
Finance lease obligations (2)	4,009	1,979	1,665	365	—
Operating lease commitments (3)	151,543	15,125	30,769	29,890	75,759
Long-term take-or-pay contracts (4)	13,227	13,227	—	—	—
Construction contracts (5)	35,949	35,949	—	—	—
Capital expenditure for RNG project (6)	2,572	2,572	—	—	—
Total	$679,680	$97,897	$90,366	$88,267	$403,150
(1)	Represents long-term debt, including future interest payments, to finance acquisitions, equipment purchases and development of RNG production projects.
(2)	Consist of finance lease obligations, including future interest payments, relating to financing of equipment purchases.
(3)	Represent various leases including ground leases for our Boron, California plant and fueling stations, property leases relating to our office spaces, and leases for equipment.
(4)	Represent estimated commitment relating to our long-term, quarterly natural gas purchase contracts with a take-or-pay commitment.
(5)	Consist of our obligations to fund various fueling station construction projects including our commitment to construct certain fueling stations in Canada pursuant to the Joint Development Agreement with Tourmaline of which 50% of the station construction costs is expected to be reimbursed by Tourmaline. The amount presented is net of amounts funded through December 31, 2023 and excludes contractual commitments relating to station sales contracts.
(6)	Represents our capital expenditure commitment to fund the development and construction of ADG RNG projects, net of amounts funded through December 31, 2023. The project is expected to be substantially complete in the second quarter of 2025.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

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

As of December 31, 2023, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through September 2024.

In addition, as of December 31, 2023, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $111.8 million, $182.4 million, and $190.6 million of our cost of sales in 2021, 2022, and 2023, respectively.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of December 31, 2023, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $0.1 million.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2023, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We have performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of December 31, 2023, we would expect a corresponding fluctuation in the value of the net assets to be immaterial.

Interest Rate Risk

As of December 31, 2023, we had no debt that bears a variable rate of interest. Certain LIBOR tenors were discontinued after 2021 with other LIBOR tenors discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt or fees on our fixed rate debt, which could adversely affect our interest expense, results of operations and cash flows.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clean Energy Fuels Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the consolidated financial statements for the years ended December 31, 2022 and 2021 of CE Bp Renew Co, LLC, a 50 percent owned investee company. The Company’s investment in CE Bp Renew Co, LLC was $156.8 million as of December 31, 2022 and its loss from equity method investment of CE Bp Renew Co, LLC was $2.7 million and $0.4 million for the years 2022 and 2021, respectively. The December 31, 2022 financial statements of CE Bp Renew Co, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CE Bp Renew Co, LLC, is based solely on the report of the other auditors.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide and the report of the other auditors provide a reasonable basis for our opinion.

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

Fair value of embedded derivatives and commodity swaps

As discussed in Note 8 to the consolidated financial statements, the Company used the income approach to value its derivative assets and liabilities associated with its embedded derivatives in fueling agreements under its Zero Now truck financing program and the commodity swap contracts used to manage price risks related to these agreements. As of December 31, 2023, the Company recorded derivative assets and liabilities related to the embedded derivatives and commodity swaps of $4,628 thousand and $1,875 thousand, respectively. The Company used a discounted cash flow model to estimate the fair value of these embedded derivatives and commodity swaps, classified as Level 3 in the fair value hierarchy because they are valued using unobservable inputs.

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

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clean Energy Fuels Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Clean Energy Fuels Corp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Irvine, California

February 29, 2024

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2023
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$125,950	$106,963
Short-term investments	139,569	158,186
Accounts receivable, net of allowance of $1,375 and $1,475 as of December 31, 2022 and December 31, 2023, respectively	91,430	98,426
Other receivables	17,026	19,770
Inventory	37,144	45,335
Prepaid expenses and other current assets	60,601	41,495
Total current assets	471,720	470,175
Operating lease right-of-use assets	52,586	92,324
Land, property and equipment, net	264,068	331,758
Notes receivable and other long-term assets, net	30,467	35,735
Investments in other entities	193,273	258,773
Goodwill	64,328	64,328
Intangible assets, net	5,915	6,365
Total assets	$1,082,357	$1,259,458
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$93	$38
Current portion of finance lease obligations	948	1,758
Current portion of operating lease obligations	4,206	6,687
Accounts payable	44,435	56,995
Accrued liabilities	90,079	91,534
Deferred revenue	5,970	4,936
Derivative liabilities, related party	2,415	1,875
Total current liabilities	148,146	163,823
Long-term portion of debt	145,471	261,123
Long-term portion of finance lease obligations	2,134	1,839
Long-term portion of operating lease obligations	48,911	89,065
Long-term portion of derivative liabilities, related party	1,430	—
Other long-term liabilities	8,794	9,961
Total liabilities	354,886	525,811
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 222,437,429 shares and 223,026,966 shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively	22	22
Additional paid-in capital	1,553,668	1,658,339
Accumulated deficit	(829,975)	(929,472)
Accumulated other comprehensive loss	(3,722)	(2,119)
Total Clean Energy Fuels Corp. stockholders’ equity	719,993	726,770
Noncontrolling interest in subsidiary	7,478	6,877
Total stockholders’ equity	727,471	733,647
Total liabilities and stockholders’ equity	$1,082,357	$1,259,458

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2022	2023
Revenue:
Product revenue	$213,133	$372,995	$369,824
Service revenue	42,513	47,169	55,335
Total revenue	255,646	420,164	425,159
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	189,600	279,748	309,901
Service cost of sales	26,004	27,993	33,719
Selling, general and administrative	89,906	109,456	112,265
Depreciation and amortization	45,184	54,674	45,674
Total operating expenses	350,694	471,871	501,559
Operating loss	(95,048)	(51,707)	(76,400)
Interest expense	(4,430)	(6,308)	(22,924)
Interest income	1,082	3,374	11,148
Other income, net	905	95	165
Loss from equity method investments	(430)	(4,824)	(12,510)
Gain from sale of certain assets of subsidiary	3,885	—	—
Loss before income taxes	(94,036)	(59,370)	(100,521)
Income tax (expense) benefit	(119)	(220)	423
Net loss	(94,155)	(59,590)	(100,098)
Loss attributable to noncontrolling interest	1,009	857	601
Net loss attributable to Clean Energy Fuels Corp.	$(93,146)	$(58,733)	$(99,497)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic	$(0.44)	$(0.26)	$(0.45)
Diluted	$(0.44)	$(0.26)	$(0.45)
Weighted-average common shares outstanding:
Basic	213,118,694	222,414,790	222,904,785
Diluted	213,118,694	222,414,790	222,904,785

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31, 2021			Year Ended December 31, 2022			Year Ended December 31, 2023
	Clean Energy	Noncontrolling		Clean Energy	Noncontrolling		Clean Energy	Noncontrolling
	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total

Net loss	$(93,146)	$(1,009)	$(94,155)	$(58,733)	$(857)	$(59,590)	$(99,497)	$(601)	$(100,098)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2021, 2022 and 2023	(1,394)	—	(1,394)	(1,773)	—	(1,773)	1,261	—	1,261
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2021, 2022 and 2023	(19)	—	(19)	(327)	—	(327)	342	—	342
Total other comprehensive income (loss)	(1,413)	—	(1,413)	(2,100)	—	(2,100)	1,603	—	1,603
Comprehensive loss	$(94,559)	$(1,009)	$(95,568)	$(60,833)	$(857)	$(61,690)	$(97,894)	$(601)	$(98,495)

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Additional		Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2020	198,491,204	$20	$1,191,791	$(678,096)	$(209)	$9,344	$522,850
Issuance of common stock, net of issuance costs	24,646,419	2	197,919	—	—	—	197,921
Repurchase of common stock	(452,700)	—	(2,916)	—	—	—	(2,916)
Stock-based compensation	—	—	14,994	—	—	—	14,994
Stock-based sales incentive charges	—	—	118,130	—	—	—	118,130
Net loss	—	—	—	(93,146)	—	(1,009)	(94,155)
Other comprehensive loss	—	—	—	—	(1,413)	—	(1,413)
Balance, December 31, 2021	222,684,923	22	1,519,918	(771,242)	(1,622)	8,335	755,411
Issuance of common stock	942,760	0	1,365	—	—	—	1,365
Repurchase of common stock	(1,190,254)	(0)	(6,122)	—	—	—	(6,122)
Stock-based compensation	—	—	26,473	—	—	—	26,473
Stock-based sales incentive charges	—	—	12,034	—	—	—	12,034
Net loss	—	—	—	(58,733)	—	(857)	(59,590)
Other comprehensive loss	—	—	—	—	(2,100)	—	(2,100)
Balance, December 31, 2022	222,437,429	22	1,553,668	(829,975)	(3,722)	7,478	727,471
Issuance of common stock	589,537	0	685	—	—	—	686
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	23,336	—	—	—	23,336
Stock-based sales incentive charges	—	—	38,388	—	—	—	38,388
Issuance of common stock warrants	—	—	42,435	—	—	—	42,435
Net loss	—	—	—	(99,497)	—	(601)	(100,098)
Other comprehensive income	—	—	—	—	1,603	—	1,603
Balance, December 31, 2023	223,026,966	$22	$1,658,339	$(929,472)	$(2,119)	$6,877	$733,647

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net loss	$(94,155)	$(59,590)	$(100,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,184	54,674	45,674
Provision for credit losses and inventory	1,257	2,035	1,773
Stock-based compensation expense	14,994	26,473	23,336
Stock-based sales incentive charges	83,641	24,302	60,609
Change in fair value of derivative instruments	3,490	(517)	158
Amortization of discount and debt issuance cost	20	(1,712)	(4,708)
Loss (gain) on disposal of property and equipment	1,365	12	863
Loss on extinguishment of debt	39	3,413	5,367
Gain from sale of certain assets of subsidiary	(3,885)	—	—
Asset impairments and other charges	—	—	634
Loss from equity method investments	430	4,824	12,510
Non-cash lease expense	2,945	3,400	6,854
Deferred income taxes	69	173	(515)
Expense reimbursement from JV	1,640	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(24,260)	(1,072)	(7,711)
Inventory	(5,704)	(9,318)	(11,391)
Prepaid expenses and other assets	(10,498)	(1,366)	510
Operating lease liabilities	(3,053)	(3,314)	(3,957)
Accounts payable	6,615	9,324	14,770
Deferred revenue	4,550	(1,281)	(883)
Accrued liabilities and other	16,614	16,271	(18)
Net cash provided by operating activities	41,298	66,731	43,777
Cash flows from investing activities:
Purchases of short-term investments	(324,170)	(410,027)	(491,253)
Maturities and sales of short-term investments	223,991	401,639	479,288
Payment and deposits on equipment and manure rights for ADG RNG production projects	(5,830)	(8,986)	(20,348)
Purchases of and deposits on property and equipment	(23,075)	(44,518)	(100,934)
Grant proceeds for capital projects	—	—	1,947
Proceeds received for joint development and construction of station projects	—	—	3,224
Disbursements for loans receivable	(3,905)	(2,310)	(3,500)
Proceeds from paydowns, maturities, and sales of loans receivable	421	1,116	2,256
Cash received from sale of certain assets of subsidiary, net	887	3,885	—
Investments in other entities	(78,919)	(89,700)	(73,450)
Advance to DR JV	—	—	(5,500)
Proceeds from repayment of advance by DR JV	—	—	5,500
Proceeds from settlement of insurance claims	—	—	495
Proceeds from disposal of property and equipment	2,941	360	262
Net cash used in investing activities	(207,659)	(148,541)	(202,013)
Cash flows from financing activities:
Issuance of common stock	204,455	1,365	242
Fees paid for issuance of common stock	(6,534)	—	—
Repurchase of common stock	(2,916)	(6,122)	—
Payment of tax withholdings on net settlement of equity awards	—	—	(175)
Fees paid for lender and debt issuance costs	(1,277)	(486)	(9,484)
Proceeds for Adopt-A-Port program	5,815	1,410	955
Repayment of proceeds for Adopt-A-Port program	(360)	(1,163)	(1,441)
Proceeds from debt instruments	4,400	159,883	300,255
Proceeds from revolving line of credit	1,450	1,700	—
Repayments of borrowing under revolving line of credit	(1,450)	(1,700)	—
Repayments of debt instruments and finance lease obligations	(50,737)	(49,999)	(151,148)
Payments of debt extinguishment costs	(14)	(3,239)	(83)
Net cash provided by financing activities	152,832	101,649	139,121
Effect of exchange rates on cash, cash equivalents and restricted cash	8	(345)	128
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,521)	19,494	(18,987)
Cash, cash equivalents and restricted cash, beginning of period	119,977	106,456	125,950
Cash, cash equivalents and restricted cash, end of period	$106,456	$125,950	$106,963
Supplemental disclosure of cash flow information:
Income taxes paid	$15	$68	$77
Interest paid, net of $0, $0 and $2,587 capitalized, respectively	$3,907	$1,873	$16,360

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

The Company and Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States (“U.S.”) and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services to public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from third party sources and from the DR JV, one of the Company’s jointly owned RNG production facilities (see Note 4)) to its customers in the heavy and medium-duty commercial transportation sector.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consisted of the following as of December 31, 2022 and 2023 (in thousands):

	2022	2023
Raw materials and spare parts	$37,144	$45,335
Total inventory	$37,144	$45,335

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

Grant proceeds received for the years ended December 31, 2021 and 2023 were approximately $0.5 million and $1.9 million, respectively. No grant proceeds were received for the year ended December 31, 2022. Gross grant proceeds of $24.9 million and $25.9 million were included in “Land, property and equipment, net” in the accompanying consolidated balance sheets as of December 31, 2022 and 2023, respectively. Related accumulated amortization of the grant proceeds was $16.5 million and $17.0 million as of December 31, 2022 and 2023, respectively. The Company recorded amortization expense relating to grant proceeds of $1.7 million, $1.4 million and $1.5 million for the years ended December 31, 2021, 2022 and 2023, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

There were no impairments of the Company’s long-lived assets in the years ended December 31, 2021, 2022 and 2023.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are one to eight years for customer relationships, one to fifty years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

The Company’s intangible assets as of December 31, 2022 and 2023 were as follows (in thousands):

	2022	2023
Customer relationships	$5,376	$5,376
Acquired contracts	10,299	10,749
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	19,235	19,685
Less accumulated amortization	(13,320)	(13,320)
Net intangible assets	$5,915	$6,365

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense of intangible assets was $0.5 million for the year ended December 31, 2021. No amortization expense relating to intangible assets was recognized for the years ended December 31, 2022 and 2023.

In connection with the Company’s investment in anaerobic digester gas (“ADG”) RNG production projects, the Company acquired contractual rights relating to manure feedstock totaling $0.4 million and $0.5 million in 2022 and 2023, respectively. The amounts paid for contractual rights to manure feedstock are classified and included under “Acquired contracts” in the table above. The acquired contractual rights to manure feedstock have a contractual term ranging from 20 to 50 years and will be amortized over the contractual term using the straight-line method of amortization, commencing on the date of commercial operation of the ADG RNG facility.

Estimated amortization expense subsequent to the year ended December 31, 2023 is expected to be approximately $0.0 million in 2024, $0.2 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.3 million in 2028, and $5.3 million thereafter.

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

During the years ended December 31, 2021, 2022 and 2023, the Company utilized the quantitative approach and concluded that there were no impairments to goodwill.

The following table summarizes the activity related to the carrying amount of goodwill (in thousands):

Balance as of December 31, 2021	$64,328
Balance as of December 31, 2022	$64,328
Balance as of December 31, 2023	$64,328

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

Product Revenue

Volume-Related

The Company’s volume-related product revenue consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, AFTC (defined below) incentives, and sales of RINs and LCFS Credits in addition to Amazon Warrant Charges (defined in Note 13) and changes in fair value of the Company’s derivative instruments associated with providing fuel to customers under contracts.

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

The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts under the Zero Now truck financing program. The contracts are measured at fair value with changes in fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from existing and anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 7 for more information about these derivative instruments. For the years ended December 31, 2021, 2022 and 2023, changes in the fair value of commodity swaps and customer contracts amounted to a gain (loss) of $(3.5) million, $0.5 million, and ($0.2) million, respectively.

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

O&M Services

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

Other services

The majority of other services revenue consist of sales of used natural gas heavy-duty trucks purchased by the Company and management fees relating to management services provided to the Company’s equity method investees and joint ventures with TotalEnergies and bp. Revenue on sales contracts of used natural gas trucks is recognized at the point in time when the customer accepts delivery of the truck. Management fee revenue is recognized over time on a monthly basis as services are rendered by the Company.

Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company was eligible to receive a federal alternative fuel excise tax credit (“AFTC”) for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2021. The AFTC credit was equal to $0.50 per GGE of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2020 and 2021. The Inflation Reduction Act of 2022, enacted on August 16, 2022 (the “IRA”), extended AFTC for an additional three years, beginning retroactively to January 1, 2022. AFTC incentive under the extension period remains at $0.50 per GGE of CNG and $0.50 per diesel gallon of LNG that the Company sells as vehicle fuel through December 31, 2024.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were immaterial for the years ended December 31, 2021, 2022 and 2023.

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

Amazon Warrant

The Amazon Warrant (as defined in Note 13) is accounted for as an equity instrument and measured in accordance with ASC 718, Compensation – Stock Compensation. To determine the fair value of the Amazon Warrant, the Company used the Black-Scholes option pricing model, which is based in part on assumptions that require management to use judgment. For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price in accordance with ASC 606, Revenue from Contracts with Customers. Based on the fair value of the award, the Company determines the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the consolidated statements of operations.

Stonepeak Warrant

The Stonepeak Warrant (as defined in Note 13), issued in conjunction with the funding of the Senior Term Loan, is deemed as a separate unit of account from the Loan Facility based on evaluation of the contractual terms of the Stonepeak Credit Agreement and the Warrant Agreement. As a result, amounts are allocated to the Stonepeak Warrant using the relative fair value method and are accounted for as paid-in capital. The Stonepeak Warrant is classified as an equity instrument because the underlying warrants (1) do not embody an obligation of the Company, (2) are deemed to be indexed to the Company’s own common stock, and (3) meet all the conditions for equity classification. As a result, the Stonepeak Warrant is measured at fair value as of the issuance date, and subsequent changes in fair value will not be recognized in earnings. The fair values of the Stonepeak Warrant as of the issuance date were determined using the Black-Scholes option pricing model. In addition, upon the recognition of the Stonepeak Warrant, the Company recognized a warrant asset and additional debt discount to the gross principal of the Senior Term Loan. The additional debt discount relating to the Stonepeak Warrant will be amortized using the interest method in accordance with ASC 835-30, Imputation of Interest, over the contractual term of the Loan Facility and will be recognized in earnings as interest expense in the consolidated statements of operations. The warrant asset will be proportionately reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with ASC 606, the Company determined that it is the principal for the revenue generated from third parties under this collaborative arrangement with Tourmaline; as such, the associated revenue and cost of sales generated and incurred are recognized on a gross basis in the consolidated statements of operations. Net participation of profit and loss owed to or from Tourmaline is recorded as an increase or decrease to cost of sales, respectively, because the transaction is not deemed to be with a customer within the scope of ASC 606. Capitalized station costs are presented at half of the total development and construction costs in the consolidated balance sheets, corresponding to the Company’s 50% ownership in the shared assets.

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

Foreign Currency Translation and Transactions

The Company uses the local currency as the functional currency of its foreign subsidiary and equity method investment. Accordingly, all assets and liabilities outside the U.S. are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the weighted-average exchange rates prevailing during the period. Foreign currency translation adjustments are recorded in “Accumulated other comprehensive loss” in stockholders’ equity.

Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated statements of operations. For each of the years ended December 31, 2021, 2022 and 2023, foreign exchange transaction gains and (losses) were immaterial and were included in “Other income, net” in the accompanying consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2021, 2022 and 2023 was comprised of the Company’s foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU permits private entities with common control arrangements that may contain or be leases to use any written terms and conditions between the parties, without regard to their legal enforceability, to identify, classify and account for common control leases. In addition, all lessees (public or private), in general, amortize leasehold improvements related to a common control lease over their useful life to the common control group, regardless of the ASC 842 lease term, as long as they continue to control the use of the underlying leased asset. The ASU is effective for fiscal years, including interim periods within those years, beginning after December 15, 2023, with early adoption allowed. The adoption of this new ASU is not anticipated to have a material effect on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements and will likely result in additional disclosures when adopted. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

Note 2 —Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2021	2022	2023
Product revenue:
Volume-related
Fuel sales(1)	$130,973	$281,103	$286,956
Change in fair value of derivative instruments(2)	(3,490)	517	(158)
RIN Credits	31,736	34,635	25,860
LCFS Credits	16,808	12,634	9,885
AFTC (3)	20,700	21,760	20,854
Total volume-related product revenue	196,727	350,649	343,397
Station construction sales	16,406	22,346	26,427
Total product revenue	213,133	372,995	369,824
Service revenue:
Volume-related, O&M services	41,934	45,901	52,660
Other services	579	1,268	2,675
Total service revenue	42,513	47,169	55,335
Total revenue	$255,646	$420,164	$425,159

(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the years ended December 31, 2021, 2022 and 2023 of $83.6 million, $24.3 million and $60.6 million, respectively. See Note 13 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 1 and Note 7 for more information about these derivative instruments.
(3)	Represents AFTC. See Note 1 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $24.5 million, which related to the Company’s station construction sale contracts. The

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, LLC (“NG Advantage”) for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2022 and 2023, these capitalized costs incurred to fulfill contracts were $10.1 million and $8.9 million, respectively, with accumulated depreciation of $7.9 million and $6.9 million, respectively, and related depreciation expense of $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Tourmaline Joint Development

In April 2023, the Company and Tourmaline announced a Joint Development Agreement to build and operate a network of CNG stations in Western Canada. Costs associated with station construction and profit and loss arising from station operation are shared 50-50 between the Company and Tourmaline (see Note 1).

The table below presents the financial information of the Joint Development with Tourmaline included in the consolidated statements of operations (in thousands):

Year Ended December 31,
2023
Revenue	$322
Gross profit	98
Operating loss	$(310)

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2023, were not materially affected by any factors outside the normal course of business.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022 and 2023, the Company’s contract balances were as follows (in thousands):

	2022	2023
Accounts receivable, net	$91,430	$98,426

Contract assets - current	$6,063	$7,823
Contract assets - non-current	2,976	2,433
Contract assets - total	$9,039	$10,256

Contract liabilities - current	$5,477	$4,936
Contract liabilities - non-current	—	151
Contract liabilities - total	$5,477	$5,087

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received from customers in advance of the satisfaction of performance obligations and are classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and in “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets. Contract liabilities of $5.5 million and $4.9 million were classified as current as of December 31, 2022 and 2023, respectively, and $0.2 million was classified as noncurrent as of December 31, 2023. No contract liabilities were classified as noncurrent as of December 31, 2022.

Revenue recognized during the year ended December 31, 2022 relating to the Company’s contract liability balances as of December 31, 2021 was $2.6 million. Changes in the contract liability balances between December 31, 2022 and 2023 were primarily driven by $4.9 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2022, partially offset by billings in excess of revenue and advances from customers recognized in 2023.

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

Under the APA, bp was required, following the closing of the bp Transaction, to pay Renewables up to an additional $25.0 million in cash over a five-year period if certain conditions relating to the Assets were met. In February 2018, the Company received $0.9 million in cash for its satisfaction of the performance criteria for the first period under the APA, which ended on December 31, 2017. Upon its receipt of such cash, the Company paid $0.1 million in cash and issued 15,877 shares of the Company’s common stock with a fair value of $0.0 million to former holders of options to purchase membership units in Renewables. The performance criteria for the second period under the APA, which ended on December 31, 2018, was also satisfied, and the Company received a cash payment of $5.4 million in March 2019. During the year ended December 31, 2019, after receipt of the cash payment, the Company paid $0.6 million in cash to former holders of options to purchase membership units in Renewables. In December 2019, the Company and bp entered into an Amendment to the APA (“Amended APA”) which amended the earn-out for years four and five and paid the Company an additional $2.8 million for year three of the earn-out period. As a result of the performance criteria for year three under the APA being satisfied, and the additional $2.8 million received by the Company in December 2019 in accordance with the Amended APA, the Company recognized a gross gain of $8.4 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.9 million as of December 31, 2019. During the year ended December 31, 2020, the Company recognized a gross gain of $1.0 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.1 million as a result of the performance criteria being satisfied for year four under the Amended APA. During the year ended December 31, 2021, the Company recognized a gross gain of $4.4 million and accrued amounts due to former holders of options to purchase membership units in Renewables of $0.5 million as a result of the performance criteria being satisfied for year five under the Amended APA, representing the final earnout payment under the Amended APA. The Company recognized a net gain of $7.5 million, $1.1 million, and $3.9 million during the years ended December 31, 2019, 2020 and 2021, respectively, which is included in “Gain from sale of certain assets of subsidiary” in the accompanying consolidated statements of operations.

In connection with the bp Transaction, the Company paid $10.3 million in cash and issued 770,269 shares of the Company’s common stock with a fair value of $2.0 million to former holders of options to purchase membership units in Renewables.

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

Note 4 —Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) to create 50/50 joint ventures to develop ADG RNG production facilities in the U.S. Pursuant to the TotalEnergies JV Agreement, each ADG RNG production facility project will be formed as a separate limited liability company (“LLC”) that is owned 50/50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million (the “TotalEnergies JV Equity Obligations”). In October 2021, TotalEnergies and the Company executed an LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV, and in November 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. On

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 27, 2023, the DR JV issued a capital call for $11.0 million in additional funding, requiring TotalEnergies and the Company each to contribute $5.5 million. Funds from the capital call will be used to fund required loan reserves and to paydown outstanding liabilities of the DR JV. On June 28, 2023, the Company contributed $5.5 million and advanced $5.5 million to the DR JV. In December 2023, the $5.5 million advance was refunded to the Company by the DR JV.

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.1 million, $0.2 million, and $2.5 million from the LLC’s operations for the years ended December 31, 2021, 2022 and 2023, respectively. The Company had an investment balance of $4.5 million and $7.5 million as of December 31, 2022 and 2023, respectively.

The following table presents the combined summarized financial information of the TotalEnergies joint venture (in thousands):

	Year Ended December 31,
	2021	2022	2023
Revenue	$—	$—	$1,462
Gross profit	—	—	173
Operating loss	(119)	(454)	(3,414)
Net loss	$(119)	$(454)	$(4,951)

	As of December 31,
	2022	2023
Current assets	$11	$13,838
Non-current assets	32,773	33,289
Total assets	$32,784	$47,127

Current liabilities	$4,326	$2,518
Non-current liabilities	19,493	29,595
Total liabilities	$23,819	$32,113

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with bp that created a 50/50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020, pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. Pursuant to the bp JV Agreement, the Company had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units would convert into Class A Units. On June 21, 2021, the Company contributed $50.2 million to the bpJV, which consisted of (i) its initial contribution commitment of $30.0 million, (ii) the $20.0 million additional contribution to effect the conversion of bp’s Class B Units into Class A Units pursuant to the Company’s exercise of the bp Option, and (iii) $0.2 million for interest in accordance with the bp JV Agreement to effect the conversion of bp’s Class B Units into Class A Units.

On December 20, 2023, the bpJV issued a capital call in the amount of $135.9 million. As a result, bp and the Company each contributed $67.95 million to the bpJV by December 31, 2023. Proceeds of this capital call will be used to develop ADG RNG projects and to fund bpJV’s working capital needs.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV will be available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.4 million, $2.7 million, and $4.4 million from this investment for the years ended December 31, 2021, 2022 and 2023, respectively. The Company had an investment balance in the bpJV of $156.8 million and $220.3 million as of December 31, 2022 and 2023, respectively. Combined summarized financial information of the bpJV is as follows (in thousands):

	Year Ended December 31,
	2021	2022	2023
Revenue	$—	$—	$—
Gross profit	—	—	—
Operating loss	(678)	(7,210)	(15,074)
Net loss	(603)	(5,485)	(10,241)
Net loss attributable to bpJV	$(599)	$(5,426)	$(9,127)

		As of December 31,
		2022	2023
Current assets		$157,241	$209,973
Non-current assets		207,464	296,240
Total assets		$364,705	$506,213

Current liabilities		$22,698	$27,706
Non-current liabilities		2,716	13,558
Total liabilities		$25,414	$41,264

Equity attributable to shareowners of bpJV		$313,544	$440,613
Equity attributable to noncontrolling interest		25,747	24,336
Total equity		$339,291	$464,949

SAFE&CEC S.r.l.

SAFE&CEC S.r.l. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of December 31, 2023, the Company owns a 49% ownership interest in SAFE&CEC S.r.l. The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded income (loss) from this investment of $0.6 million, $(0.6) million and $(1.7) million for the years ended December 31, 2021, 2022 and 2023, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $21.8 million and $21.2 million as of December 31, 2022 and 2023, respectively. Summarized financial information of SAFE&CEC S.r.l. is as follows (in thousands):

	Year Ended December 31,
	2021	2022	2023
Revenue	$109,119	$110,104	$97,740
Gross profit	25,784	24,902	24,098
Operating income	4,728	2,513	(562)
Net income (loss)	$2,392	$951	$(2,148)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2022	2023
Current assets	$82,514	$79,981
Non-current assets	60,187	59,636
Total assets	$142,701	$139,617

Current liabilities	$73,931	$70,193
Non-current liabilities	20,248	20,888
Total liabilities	$94,179	$91,081

Other Equity Method Investments

The Company had investment balances in other equity method investments totaling $2.2 million and $1.8 million as of December 31, 2022 and 2023, respectively. The Company recorded income (loss) from other equity method investments of $(0.6) million, $(1.2) million, and $(3.9) million for the years ended December 31, 2021, 2022 and 2023, respectively. The Company accounts for its interest using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the investees’ operations. Combined summarized financial information of the Company’s other equity method investments is as follows (in thousands):

	Year Ended December 31,
	2021	2022	2023
Revenue	$704	$1,217	$615
Gross profit	216	506	327
Operating loss	(1,757)	(2,556)	(4,513)
Net loss	$(1,793)	$(2,585)	$(4,539)

	As of December 31,
	2022	2023
Current assets	$1,652	$1,436
Non-current assets	4,609	4,281
Total assets	$6,261	$5,717

Current liabilities	$1,169	$1,231
Non-current liabilities	2,383	6,312
Total liabilities	$3,552	$7,543

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

On February 29, 2020, NG Advantage issued to the Company 283,019 common units of NG Advantage pursuant to the guaranty agreement entered into in February 2018, increasing the Company’s controlling interest in NG Advantage to 93.3%. On February 28, 2022, the supply arrangement between NG Advantage and bp expired. As a result, the Company’s obligations under the guaranty agreement entered into in February 2018 were fully released. As of December 31, 2023, the Company’s controlling interest in NG Advantage remained at 93.3%.

For the year ended December 31, 2022, NG Advantage borrowed $29.1 million from the Company under a series of advance agreements. There were no borrowings by NG Advantage in the year ended December 31, 2023. As of December 31, 2022 and 2023, NG advantage had a total outstanding principal balance of $47.5 million, plus accrued and unpaid interest under the advance agreements. These intercompany transactions have been eliminated in consolidation.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $1.0 million, $0.9 million, and $0.6 million for the years ended December 31, 2021, 2022 and 2023, respectively. The noncontrolling interest was $7.5 million and $6.9 million as of December 31, 2022 and 2023, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of December 31, 2022 and 2023, the Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis during the years ended December 31, 2022 and 2023.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 —Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2022 and 2023 consisted of the following (in thousands):

	2022	2023
Current assets:
Cash and cash equivalents	$123,950	$104,944
Restricted cash - standby letter of credit	2,000	2,019
Total cash, cash equivalents and current portion of restricted cash	$125,950	$106,963

Total cash, cash equivalents and restricted cash	$125,950	$106,963

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $124.8 million and $105.6 million as of December 31, 2022 and 2023, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.0 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying consolidated balance sheets as of December 31, 2022 and 2023.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of December 31, 2023, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Short-term investments as of December 31, 2022 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Zero coupon bonds	$74,524	$(365)	$74,159
U.S. government securities	64,861	19	64,880
Certificates of deposit	530	—	530
Total short-term investments	$139,915	$(346)	$139,569

Short-term investments as of December 31, 2023 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$157,628	$28	$157,656
Certificates of deposit	530	—	530
Total short-term investments	$158,158	$28	$158,186

Note 7 —Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” in the accompanying consolidated statements of operations.

The Company has entered into fueling agreements with fleet operators under the Zero Now truck financing program. Certain of these fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be an embedded derivative and is recorded at fair value at the time of execution, with the changes in fair value of the embedded derivative recognized in “Product revenue” in the accompanying consolidated statements of operations.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity swaps and embedded derivatives as of December 31, 2022 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,640	$—	$1,640
Notes receivable and other long-term assets, net	5,115	—	5,115
Total derivative assets	$6,755	$—	$6,755
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$2,415	$—	$2,415
Long-term portion of derivative liabilities, related party	1,430	—	1,430
Total derivative liabilities	$3,845	$—	$3,845

Commodity swaps and embedded derivatives as of December 31, 2023 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,593	$—	$2,593
Notes receivable and other long-term assets, net	2,035	—	2,035
Total derivative assets	$4,628	$—	$4,628
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,875	$—	$1,875
Total derivative liabilities	$1,875	$—	$1,875

As of December 31, 2022 and 2023, the Company had a total volume on open commodity swap contracts of 6.9 million and 1.9 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2022 and 2023, by year with associated volumes:

	December 31, 2022		December 31, 2023
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2023	5,000,000	$3.18	—	$—
2024	1,875,000	$3.18	1,875,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2022 and 2023:

	December 31, 2022		December 31, 2023
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.35 - $2.59	$2.48	$ 1.97 - $ 2.27	$2.15
Historical Differential to PADD 3 Diesel	$0.88 - $1.62	$1.13	$ 0.92 - $ 1.62	$1.16
Historical Differential to PADD 5 Diesel	$1.89 - $3.00	$2.30	$ 1.89 - $ 3.16	$2.48

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2022 and 2023:

	December 31, 2022		December 31, 2023
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.35 - $2.59	$2.48	$ 1.97 - $ 2.27	$2.15
Historical Differential to PADD 3 Diesel	$0.88 - $1.62	$1.13	$ 0.92 - $ 1.62	$1.16
Historical Differential to PADD 5 Diesel	$1.91 - $3.05	$2.31	$ 1.89 - $ 3.16	$2.48

Convertible Promissory Note

In connection with the Company’s loan commitment to a certain equity method investee, the Company was issued a convertible promissory note with a principal balance equal to the amount of drawdown on the loan commitment (see Note 15). The convertible promissory note bears interest at 7% per annum, compounded quarterly, with a maturity date the earlier of May 7, 2024 or upon the occurrence of a triggering event such as change of control or an event of default. The convertible promissory note is classified as available-for-sale and is carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the note are discounted to their present value using an expected discount rate. The discount rate used reflects the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rates offered on loans of similar terms and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement.

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note as of December 31, 2022 and 2023:

Significant Unobservable Inputs	December 31, 2022	December 31, 2023
Risk-free interest rate	4.57%	5.39%
Credit adjustment	8.36%	5.31%
Credit adjusted discount rate	12.93%	10.70%

The above significant unobservable inputs are subject to change based on changes in economic and market conditions. The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. Significant increase or decrease in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in market interest rates is accompanied by a directionally opposite change in the estimated fair value of fixed-rate debt securities. The Company records changes in the fair value of available-for-sale debt securities in “Unrealized gain (loss) on available-for-sale securities” within other comprehensive income (loss) in the accompanying consolidated statements of comprehensive loss. In addition, because the Company has reduced its equity method investment in the investee to zero but has other investment in the investee such as the convertible promissory note, the remeasurement to fair value is applied to the convertible promissory note’s adjusted carrying balance after the recognition of equity method losses, which is calculated based on the Company’s percentage ownership interest in such other investment.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2022 or 2023.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$64,880	$64,880	$—	$—
Zero coupon bonds(1)	74,159	—	74,159	—
Convertible promissory note(4)	1,880	—	—	1,880
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	6,755	—	—	6,755
Liabilities:
Commodity swap contracts (2)	$3,845	$—	$—	$3,845

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$157,656	$157,656	$—	$—
Convertible promissory note(4)	2,330	—	—	2,330
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	4,628	—	—	4,628
Liabilities:
Commodity swap contracts (2)	$1,875	$—	$—	$1,875
(1)	Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 6 for more information.
(2)	Included in “Derivative liabilities, related party” and “Long-term portion of derivative liabilities, related party” as of December 31, 2022 and in “Derivative liabilities, related party” as of December 31, 2023 in the accompanying consolidated balance sheets. See Note 7 for more information.
(3)	Included in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net” as of December 31, 2022 and 2023 in the accompanying consolidated balance sheets. See Note 7 for more information.
(4)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2022 and in “Other receivables” as of December 31, 2023 in the accompanying consolidated balance sheets.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Liabilities:
	Embedded	Convertible	Commodity
	Derivatives	Promissory Note	Swap Contracts
Balance as of December 31, 2021	$6,776	$—	$(4,383)
Settlements, net	—	—	7,761
Total gain (loss)	(21)	(134)	(7,223)
Purchases	—	2,014	—
Balance as of December 31, 2022	$6,755	$1,880	$(3,845)

Balance as of December 31, 2022	$6,755	$1,880	$(3,845)
Settlements, net	—	—	4,858
Total gain (loss)	(2,127)	103	(2,888)
Purchases	—	3,822	—
Equity method investment loss	—	(3,475)	—
Balance as of December 31, 2023	$4,628	$2,330	$(1,875)

Change in unrealized gain (loss) for the year ended December 31, 2022 included in earnings	$(21)	$—	$538
Change in unrealized gain (loss) for the year ended December 31, 2023 included in earnings	$(2,127)	$—	$1,970
Change in unrealized gain (loss) for the year ended December 31, 2022 included in other comprehensive income (loss)	$—	$(134)	$—
Change in unrealized gain (loss) for the year ended December 31, 2023 included in other comprehensive income (loss)	$—	$103	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments. The carrying amounts of the Company’s debt instruments approximated their respective fair values as of December 31, 2022.

Debt instruments as of December 31, 2023 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$260,906	$253,303
Other Debt	255	255
Total Debt	$261,161	$253,558

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 —Other Receivables

Other receivables as of December 31, 2022 and 2023 consisted of the following (in thousands):

	2022	2023
Loans to customers to finance vehicle purchases	$523	$194
Accrued customer billings	4,910	5,566
Fuel tax credits	9,462	8,876
Other	2,131	5,134
Total other receivables	$17,026	$19,770

Note 10 —Land, Property and Equipment

Land, property and equipment, net as of December 31, 2022 and 2023 consisted of the following (in thousands):

	2022	2023
Land	$3,476	$7,397
LNG liquefaction plants	94,790	96,786
Station equipment	353,104	418,647
Trailers	73,253	70,542
Other equipment	106,184	105,137
Construction in progress	91,105	125,389
	721,912	823,898
Less accumulated depreciation	(457,844)	(492,140)
Total land, property and equipment, net	$264,068	$331,758

Included in “Land, property and equipment, net” are capitalized software costs of $35.3 million and $36.8 million as of December 31, 2022 and 2023, respectively. Accumulated amortization of the capitalized software costs are $32.1 million and $34.0 million as of December 31, 2022 and 2023, respectively.

The Company recorded amortization expense related to the capitalized software costs of $1.6 million, $1.7 million and $1.9 million for the years ended December 31, 2021, 2022 and 2023, respectively.

As of December 31, 2022 and 2023, $12.9 million and $10.2 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

The Pickens Plant was offline for maintenance and repairs during the year ended December 31, 2023; as a result, the Company recognized $3.9 million of business interruption insurance recoveries for the period, which was included in “Selling, general and administrative” expense in the consolidated statements of operations for the year ended December 31, 2023.

Fueling Station Equipment Removal

The Company was requested by Pilot Travel Centers LLC (“Pilot”) to remove LNG station equipment at select Pilot locations to accommodate Pilot making physical changes to the premises. The premises, where the affected fueling stations are located, were secured by long-term lease agreements between Pilot and the Company pursuant to which the Company had contractual rights to operate its fueling stations until the expiration of the respective leases. However, in July 2022, the Company entered into an amendment (the “Amendment”) to the Liquefied Natural Gas Fueling Station and LNG Master Sales Agreement between Pilot and Clean Energy, dated August 2, 2010, to decommission and remove LNG station

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equipment from the premises where the affected fueling stations are located in accordance with a phased removal schedule beginning in the third quarter of 2022. Subsequently, all removal and decommissioning activities at these selected sites were completed by the end of the third quarter of 2023.

Note 11 —Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2023 consisted of the following (in thousands):

	2022	2023
Accrued alternative fuels incentives (1)	$34,239	$41,609
Accrued employee benefits	5,128	5,315
Accrued gas and equipment purchases	22,008	17,485
Accrued interest	1,827	1,451
Accrued property and other taxes	3,782	4,502
Accrued salaries and wages	6,857	8,697
Other (2)	16,238	12,475
Total accrued liabilities	$90,079	$91,534
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12 —Debt

Debt obligations as of December 31, 2022 and 2023 consisted of the following (in thousands):

	December 31, 2022
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Riverstone Term Loan	$150,000	$4,529	$145,471
Other debt	93	—	93
Total debt	150,093	4,529	145,564
Less amounts due within one year	(93)	—	(93)
Total long-term debt	$150,000	$4,529	$145,471

	December 31, 2023
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$39,094	$260,906
Other debt	255	—	255
Total debt	300,255	39,094	261,161
Less amounts due within one year	(38)	—	(38)
Total long-term debt	$300,217	$39,094	$261,123

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the aggregate maturities of debt obligations for each of the annual periods subsequent to December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Stonepeak Term Loan	$—	$—	$—	$—	$—	$300,000	$300,000
Other Debt	38	44	50	57	66	—	255
Total	$38	$44	$50	$57	$66	$300,000	$300,255

Stonepeak Credit Agreement

On December 12, 2023 (the “Stonepeak Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (the “Stonepeak Credit Agreement”) with a syndicate of lenders. Pursuant to the Stonepeak Credit Agreement, the lenders funded a $300,000,000 senior secured term loan (the “Senior Term Loan”) and provided a delayed draw term loan commitment of $100,000,000 (together, with the Senior Term Loan, the “Loan Facility”). Payments related to the Loan Facility are interest only with a balloon principal payment due on the maturity date, which is December 12, 2029. The Loan Facility bears interest at 9.50% per annum, and, during the first two years beginning from the Stonepeak Closing Date, the Company may elect to pay up to 75% of the interest in kind. The delayed draw term loan commitment has a scheduled expiration date of December 12, 2025, and outstanding undrawn principal of the commitment is subject to a commitment fee of 1.00% per annum. The Company has the option to early terminate the delayed draw term loan commitment subject to the payment of certain early termination fees. Proceeds from the Loan Facility were or will be used to repay certain existing indebtedness of the Company, to finance permitted investments from time to time, to pay transaction costs related to the Stonepeak Credit Agreement, and for other general corporate purposes. In connection with the Loan Facility, the Company is obligated to pay other customary facility fees for credit facilities of a similar size and type.

The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date, and the Loan Facility is subject to customary mandatory prepayments clauses. All prepayments and all other payments of the Loan Facility principal are subject to a call premium in the minimum amount that, when received by the lenders, would be sufficient to cause both (1) the internal rate of return for each such lender on the Loan Facility to be not less than 11.5% and (2) the multiple on invested capital for each such lender to be not less than 1.40; provided, however, in the event that the Company consummates a change in control transaction, in lieu of the foregoing call premium, the Company is obligated to pay a change in control premium in the amount of (a) the principal amount of the loans outstanding at the time of such change in control multiplied by, if the change in control occurs on or prior to the first anniversary of the Stonepeak Closing Date, 20%, (b) the principal amount of the loans outstanding at the time of such change in control multiplied by, if the change in control occurs after the first anniversary of the Stonepeak Closing Date but on or prior to the second anniversary of the Stonepeak Closing Date, 10%, and (c) if the change in control occurs after the second anniversary of the Stonepeak Closing Date, the minimum amount that, when received by the lenders, would be sufficient to cause the internal rate of return for each such lender to be not less than 11.5%. In conjunction with the Stonepeak Credit Agreement, the Company entered into a Guarantee and Collateral Agreement (the “Security Agreement”) in favor of the lenders. Pursuant to the Security Agreement, the Company granted the lenders a security interest in substantially all of its personal property, rights and assets to secure the payment of all amounts owed to the lenders under the Stonepeak Credit Agreement. Certain material subsidiaries of the Company will be required to join as a party to the Security Agreement from time to time after the Stonepeak Closing Date.

The Stonepeak Credit Agreement requires the Company to comply with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity test. In addition, the Stonepeak Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Additionally, the Stonepeak Credit Agreement includes a number of events of default contingency clauses, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, material

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

judgment defaults, and material breaches of material contracts. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loan Facility may become due and payable immediately.

Concurrent with the execution of the Stonepeak Credit Agreement, the Company issued warrants to Stonepeak CLNE-W Holdings LP (“Stonepeak”), pursuant to a Warrant Agreement, dated December 12, 2023, allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50 (see Note 13). Further, in connection with the funding of the Senior Term Loan pursuant to the Stonepeak Credit Agreement, the Company recognized $39.3 million in debt discount and issuance costs, which consisted of $31.8 million of debt discount attributed to the Stonepeak Warrant, $6.1 million of original issue discount and direct lender fees, and $1.4 million of debt issuance costs.

Riverstone Credit Agreement

On December 22, 2022 (the “Riverstone Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (the “Riverstone Credit Agreement”) with a syndicate of lenders. Pursuant to the Riverstone Credit Agreement, the lenders made a $150,000,000 sustainability-linked senior secured term loan (the “Sustainability-Linked Term Loan”) to the Company, a transaction aligned with the five pillars of the Loan Syndications and Trading Association’s sustainability-linked loan principles. Payments for the Sustainability-Linked Term Loan are interest only with a balloon principal payment due on the maturity date, which is December 22, 2026. The Sustainability-Linked Term Loan bears interest, at the option of the Company, at (a) Adjusted Term SOFR or (b) the Alternate Base Rate (“ABR”), which is defined as the greater of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, and (iii) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin of 6.50% for interest rate based on SOFR or 5.50% for election under the ABR through the second anniversary of the Riverstone Closing Date. After the second anniversary of the Riverstone Closing Date, the applicable margin increases to 7.25% for election under SOFR or 6.25% for election under the ABR. The applicable margin is subject to a sustainability rate adjustment feature, which may increase the applicable margin by 25 basis points if certain KPI metric is not met for fiscal years beginning after December 31, 2024. The sustainability rate adjustment feature shall be applied retroactively to commence as of December 31, 2025. Interest rate for the Sustainability-Linked Term Loan has an interest rate floor of 1.50% for election under SOFR and 2.50% for election under the ABR. Proceeds from the Sustainability-Linked Term Loan were or will be used to repay certain existing indebtedness of the Company, to finance permitted investments from time to time, to pay transaction costs related to the Riverstone Credit Agreement and for other general corporate purposes. In connection with the Sustainability-Linked Term Loan, the Company is obligated to pay other facility fees customary for credit facilities of similar size and type.

The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date and is subject to customary mandatory prepayments clauses. All prepayments and all other payments of the Sustainability-Linked Term Loan principal are subject to a call premium (2.0% from the one-year anniversary of the Riverstone Closing Date to the date that is eighteen months after the Riverstone Closing Date, 2.5% after the date that is eighteen months after the Riverstone Closing Date to the date that is twenty-four months after the Riverstone Closing Date, and 3% at any time thereafter). No call premium applies to any prepayment of the Sustainability-Linked Term Loan made prior to the first anniversary of the Riverstone Closing Date. In conjunction with the Riverstone Credit Agreement, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement (the “Security Agreement”) in favor of the lenders. Under the Security Agreement, the Company and certain of its subsidiaries granted the lenders a security interest in substantially all of their personal property, rights and assets as collateral for the Sustainability-Linked Term Loan under the Riverstone Credit Agreement. The Company and certain of its subsidiaries also agreed to grant a security interest in certain of their material real property interests.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instances, to specified grace periods), the then outstanding principal, premium, if any, interest and any other monetary obligations under the Riverstone Credit Agreement may become due and payable immediately.

On December 12, 2023, concurrent with the execution of the Stonepeak Credit Agreement, the Company repaid the $150.0 million outstanding principal balance of the Sustainability-Linked Term Loan and related accrued and unpaid interest. Upon such payment, the Riverstone Credit Agreement, dated as of December 22, 2022, was terminated. In connection with the extinguishment of the Sustainability-Linked Term Loan pursuant to the Riverstone Credit Agreement, the Company recognized $5.4 million of debt extinguishment loss, which was included in “Interest expense” in the accompanying consolidated statements of operations for the year ended December 31, 2023.

Other Debt

In May 2023, the Company entered into a sale and leaseback arrangement and received $0.3 million pursuant to the arrangement. The transaction did not qualify for sale and leaseback accounting due to a fixed price repurchase option that is not at fair value. As a result, the transaction was recorded under the financing method in which the assets remained on the accompanying consolidated balance sheets, and the proceeds from the transaction were recorded as a financing liability. The sale and leaseback arrangement has a term of five years with interest and principal payable in 60 monthly installments at an annual effective rate of 13.38%. As of December 31, 2022 and December 31, 2023, the Company had other outstanding debt bearing interest at 4.75% and 13.38%, respectively.

Note 13 —Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of Common Stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of December 31, 2023, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

The Company did not declare or pay any dividends during the years ended December 31, 2021, 2022 and 2023.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pursuant to the Purchase Agreement, the Company and TotalEnergies also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2023, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

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

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. During the year ended December 31, 2023, there were no repurchases of the Company’s common stock under the Repurchase Program. As of December 31, 2023, the Company has utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock, and a total of $26.5 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2021	2022	2023
Stock-based compensation expense, net of $0 tax in 2021, 2022 and 2023	$14,994	$26,473	$23,336

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

In May 2020, the Company adopted its Amended and Restated 2016 Performance Incentive Plan (“Amended 2016 Plan”), which increased the aggregate number of shares of the Company’s common stock to be delivered pursuant to all awards granted under the 2016 Performance Incentive Plan by an additional 17,500,000 shares, and became effective on May 15, 2020, the date of approval of the Amended 2016 Plan by the Company’s stockholders. As of December 31, 2023, the Company had 6,250,580 shares available for future grant under the Amended 2016 Plan.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s service-based stock option activities for the year ended December 31, 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2022	10,116,340	$6.00
Granted	3,030,439	$4.78
Exercised	(98,592)	$2.38
Forfeited or expired	(487,610)	$7.29
Options outstanding as of December 31, 2023	12,560,577	$5.68	6.71	$5,369
Options exercisable as of December 31, 2023	8,117,695	$5.54	5.63	$5,345
Options vested and expected to vest as of December 31, 2023	12,560,577	$5.68	6.71	$5,369

As of December 31, 2023, there was $11.0 million of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options. That cost is expected to be expensed over a remaining weighted average period of approximately 1.4 years. The total fair value of shares vested during the year ended December 31, 2023 was $11.3 million.

The fair value of each service-based stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Year Ended December 31,
	2021	2022	2023
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	76.8% to 96.8%	73.7% to 76.9%	75.2% to 76.6%
Risk-free interest rate	0.58% to 1.31%	1.52% to 4.34%	3.68% to 4.73%
Expected life in years	5.6 to 5.8	5.6 to 5.9	5.9 to 6.2

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

The weighted-average grant date fair value per share of service-based stock options granted during the years ended December 31, 2021, 2022 and 2023 were $5.90, $4.40, and $3.30, respectively. The aggregate intrinsic value of service-based options exercised during the years ended December 31, 2021, 2022 and 2023 were $10.1 million, $1.3 million, and $0.2 million, respectively. The Company recorded $9.9 million, $11.9 million, and $11.7 million of stock option expense relating to service-based stock options for the years ended December 31, 2021, 2022 and 2023, respectively. The Company has not recorded any tax benefit related to its service-based stock option expense.

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

The following table summarizes the Company’s performance-based stock option activities for the year ended December 31, 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2022	1,640,000	$6.77
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(25,000)	$6.77
Options outstanding as of December 31, 2023	1,615,000	$6.77	7.94	$—
Options vested and exercisable as of December 31, 2023	403,750	$6.77	7.94	$—

As of December 31, 2023, there was $4.1 million of total unrecognized compensation cost related to unvested shares subject to outstanding performance-based stock options. Compensation cost for the performance-based stock options is recognized when attainment of the performance hurdles is determined to be probable and over a period in which the Company estimates the performance hurdles will be achieved. No shares subject to outstanding performance-based stock options vested in the year ended December 31, 2023; as such, the total fair value of shares vested during the year ended December 31, 2023 was $0.0 million.

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

The weighted-average grant date fair value per share of performance-based stock options granted during the year ended December 31, 2021 was $4.58. No performance-based stock options were granted during the years ended December 31, 2022 and 2023. In addition, there were no performance-based stock options exercised during the years ended December

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2021, 2022 and 2023. The Company recognizes the grant date fair value of the options that are probable of being earned over the estimated performance period. Compensation cost relating to performance-based stock options was $1.0 million, $2.0 million, and $0.4 million for the years ended December 31, 2021, 2022 and 2023, respectively. The Company has not recorded any tax benefit related to its performance-based stock option expense.

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

The following table summarizes the Company’s market-based stock option activities for the year ended December 31, 2023:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2022	3,700,000	$6.77
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(50,000)	$6.77
Options outstanding as of December 31, 2023	3,650,000	$6.77	7.94	$—
Options vested and exercisable as of December 31, 2023	—	$—	—	$—

As of December 31, 2023, there was no unrecognized compensation cost related to unvested shares subject to outstanding market-based stock options. That cost was fully expensed and recognized over the estimated derived service period of 2 years beginning on the date of grant. The Stock Price Condition was not met during the year ended December 31, 2023; as such, no vesting occurred.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximating the expected life of the stock options at the time of grant. The expected life used was based on the Company’s anticipated exercise period for its outstanding market-based stock options as the simulation was run from the valuation date through the end of the contractual life of the options using weekly time steps.

The weighted-average grant date fair value per share of market-based stock options granted during the year ended December 31, 2021 was $4.87. No market-based stock options were granted during the years ended December 31, 2022 and 2023. In addition, there were no market-based stock options exercised during the years ended December 31, 2021, 2022 and 2023. The Company recorded $0.2 million, $9.4 million, and $8.2 million of compensation cost relating to market-based stock options during the years ended December 31, 2021, 2022 and 2023, respectively. The Company has not recorded any tax benefit related to its market-based stock option expense.

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

The following table summarizes the Company’s Service-Based RSU activities for the year ended December 31, 2023:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
RSU outstanding and unvested as of December 31, 2022	694,945	$8.41
Granted	129,524	$4.19
Vested	(418,274)	$7.38
Forfeited or expired	(6,486)	$10.08
RSU outstanding and unvested as of December 31, 2023	399,709	$8.10

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2021, 2022 and 2023 was $10.24, $6.41 and $4.19, respectively.

As of December 31, 2023, there was $0.6 million of total unrecognized compensation cost related to unvested shares subject to outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of approximately 0.6 years.

The Company recorded $3.9 million, $3.1 million, and $3.0 million of expense during the years ended December 31, 2021, 2022 and 2023, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $0.1 million, $0.1 million, and $0.1 million of expense for the years ended December 31, 2021, 2022 and 2023, respectively, related to the Company’s ESPPs. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2023, the Company had issued an aggregate of 102,666 shares pursuant to the 2022 ESPP.

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

The following table summarizes the Amazon Warrant activities for the year ended December 31, 2023:

Warrant
Shares
Outstanding and unvested as of December 31, 2022	42,314,667
Granted	—
Vested	(4,701,632)
Outstanding and unvested as of December 31, 2023	37,613,035

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

During the years ended December 31, 2021, 2022 and 2023, Amazon Warrant Charges in the consolidated statements of operations were $83.6 million, $24.3 million and $60.6 million, respectively. Amazon Warrant Charges for the year ended December 31, 2021 included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $7.0 million associated with fuel purchases. Amazon Warrant Charges for the years ended December 31, 2022 and 2023 were related to customer fuel purchases. As of December 31, 2022, the Company had a customer incentive asset of $22.2 million, classified in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. As of December 31, 2023, the customer incentive asset had been fully amortized.

Stonepeak Warrant

In connection with the Stonepeak Credit Agreement and the related Loan Facility (see Note 12), on December 12, 2023, the Company issued warrants (the “Stonepeak Warrant”) to Stonepeak, pursuant to a warrant agreement, dated December 12, 2023 (the “Warrant Agreement”), allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50.

The Stonepeak Warrant vested upon the execution of the Warrant Agreement and is exercisable at any time after December 12, 2025. The Stonepeak Warrant has an 8.5 year term, and the right to exercise the warrants expires on June 15, 2032. The Stonepeak Warrant contains a “cashless exercise” feature that allows the holder(s) to exercise the warrants without a cash payment to the Company upon the terms set forth in the Warrant Agreement. The number of shares of the

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s common stock for which the Stonepeak Warrant is exercisable and the associated exercise price are subject to certain customary anti-dilution and continuity adjustments as set forth in the Warrant Agreement.

Stonepeak may not exercise the Stonepeak Warrant to the extent such exercise would cause Stonepeak to beneficially own more than 9.999% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Stonepeak Beneficial Ownership Limitation”). Stonepeak may, however, waive or amend the Stonepeak Beneficial Ownership Limitation by providing written notice to the Company sixty-one (61) days before such waiver or amendment becomes effective (or immediately upon written notice to the Company to the extent the Company is subject to certain acquisition transactions pursuant to a tender or exchange offer).

The Stonepeak Warrant, issued in conjunction with the funding of the Senior Term Loan, was determined to be a separate unit of account from the Loan Facility based on evaluation of the contractual terms of the Stonepeak Credit Agreement and the Warrant Agreement. As a result, amounts were allocated to the Stonepeak Warrant using the relative fair value method. The Stonepeak Warrant is deemed an equity classified instrument because the underlying warrants (1) do not embody an obligation of the Company, (2) are deemed to be indexed to the Company’s own common stock, and (3) meet all the conditions for equity classification. As such, the Stonepeak Warrant is measured at fair value as of the issuance date, and subsequent changes in fair value will not be recognized in earnings. The fair values of the Stonepeak Warrant as of the issuance date were determined using the Black-Scholes option pricing model and the following assumptions:

	December 12, 2023	December 12, 2023
Exercise price	5.50	6.50
Dividend yield	0.0%	0.0%
Expected volatility	72.96%	72.96%
Risk-free interest rate	4.22%	4.22%
Expected term in years	8.5	8.5

The volatility amounts used were estimated based on the historical volatility of the Company’s common stock over a period matching the assumed term of the Stonepeak Warrant. The expected terms used were based on the term of the Stonepeak Warrant on the date of issuance. The risk-free interest rates used were based on the U.S. Treasury yield curve for the expected term of the Stonepeak Warrant on the date of issuance.

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity” and recorded $31.8 million, classified as debt discount to the gross principal of the Senior Term Loan, and $10.6 million, classified as a warrant asset included in “Notes receivable and other long-term assets, net” in the consolidated balance sheets as of December 31, 2023. The debt discount relating to the Stonepeak Warrant will be amortized using the interest method in accordance with ASC 835-30, Imputation of Interest, over the contractual term of the Loan Facility and will be recognized in earnings as interest expense in the consolidated statements of operations. The warrant asset represents value the Company obtained from the issuance of the Stonepeak Warrant in exchange for the $100.0 million delayed draw term loan commitment (see Note 12). The warrant asset will be proportionately reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt. These amounts recognized in connection with the Stonepeak Warrant were excluded from the accompanying consolidated statements of cash flows as they were non-cash financing activities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Stonepeak Warrant activities for the year ended December 31, 2023:

Warrant
Shares
Outstanding and unexercised as of December 31, 2022	—
Granted	20,000,000
Exercised	—
Outstanding and unexercised as of December 31, 2023	20,000,000

Note 14 —Income Taxes

The components of loss before income taxes for the years ended December 31, 2021, 2022 and 2023 are as follows (in thousands):

	2021	2022	2023
U.S.	$(93,117)	$(58,431)	$(99,749)
Foreign	(919)	(939)	(772)
Total loss before income taxes	$(94,036)	$(59,370)	$(100,521)

The provision for income taxes for the years ended December 31, 2021, 2022 and 2023 consists of the following (in thousands):

	2021	2022	2023
Current:
State	$54	$47	$92
Foreign	(4)	—	—
Total current	50	47	92
Deferred:
Federal	18	78	(318)
State	51	95	(197)
Total deferred	69	173	(515)
Total expense	$119	$220	$(423)

A reconciliation of the income tax expense for the years ended December 31, 2021, 2022 and 2023, with the amount computed using the federal income tax rate of 21% as of December 31, 2021, 2022 and 2023, consists of the following (in thousands):

	2021	2022	2023
Computed expected tax (benefit)	$(19,747)	$(12,468)	$(21,110)
Nondeductible expenses	617	4,218	1,062
Tax rate differential on foreign earnings	189	197	162
Joint ventures	(2)	441	1,035
Amazon warrants	3,707	1,134	5,381
Tax credits	(5,299)	(6,065)	(6,250)
Other	1,463	843	(48)
Change in valuation allowance	19,191	11,920	19,345
Total tax expense	$119	$220	$(423)

The Company recorded a federal tax benefit of $4.9 million, $5.8 million and $6.2 million related to the exclusion of AFTC associated with 2021, 2022 and 2023 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company’s deferred tax asset and the Company’s deferred tax asset valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2023 are as follows (in thousands):

	2022	2023
Deferred tax assets:
Accrued expenses	$5,445	$6,178
Lease obligations	14,093	25,574
Alternative minimum tax and general business credits	7,011	7,011
Stock option expense	7,850	11,756
Amazon warrants	16,169	20,002
Other	3,163	6,096
Depreciation and amortization	3,455	4,270
Loss carryforwards	141,381	152,310
Total deferred tax assets	198,567	233,197
Less valuation allowance	(177,224)	(202,242)
Net deferred tax assets	21,343	30,955
Deferred tax liabilities:
Right-of-use assets	(13,950)	(24,650)
Commodity swap contracts	(784)	(741)
Goodwill	(2,847)	(3,160)
Investments in joint ventures and partnerships	(4,862)	(2,989)
Total deferred tax liabilities	(22,443)	(31,540)
Net deferred tax liabilities	$(1,100)	$(585)

As of December 31, 2023, the Company had federal, state and foreign net operating loss carryforwards of approximately $589.7 million, $460.3 million and $4.5 million, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2027, 2028 and 2033, respectively. The Company also has federal tax credit carryforwards of $8.2 million that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company’s net operating loss and tax credit carryforwards may be limited in future periods.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2022 and 2023, the Company provided a valuation allowance of $177.2 million and $202.2 million, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The increase in the valuation allowance for the year ended December 31, 2023 of $25.0 million was primarily attributable to an increase in losses without benefit.

For the year ended December 31, 2023, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $59.1 million as of December 31, 2023 that, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2021, 2022 and 2023 (in thousands):

Unrecognized tax benefit—December 31, 2021	$50,585
Gross increases—tax positions in current year	4,358
Gross increases—tax positions in prior year	—
Gross decreases—tax positions in prior year	(271)
Unrecognized tax benefit—December 31, 2022	54,672
Gross increases—tax positions in current year	4,517
Gross increases—tax positions in prior year	—
Gross decreases—tax positions in prior year	(93)
Unrecognized tax benefit—December 31, 2023	$59,096

The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2023 and December 31, 2022 is primarily attributable to the portion of AFTC offset by the fuel tax the Company collected from its customers and the warrants issued to its customer.

ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company recognized interest and penalties related to uncertain tax positions of $0.0 million for each of the years ended December 31, 2021, 2022 and 2023.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years from 2019 to 2023 are subject to examination by various tax authorities. Although the Company is no longer subject to U.S. examination for years before 2020 and to state tax examinations for years before 2019, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE&CEC S.r.l. for taxes that are imposed on CEC for pre-contribution tax periods.

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

On August 16, 2022, the Inflation Reduction Act of 2022 ("the IRA”) was signed into law. Besides the reinstatement of AFTC for the three year period from January 1, 2022 to December 31, 2024, the IRA offers tax incentives targeting energy transaction and renewables:

●	The investment tax credit under Section 48 of the Internal Revenue Code is expanded to include Qualified Biogas Property, which is expected to be available for the RNG dairy projects that the Company has invested or will invest. The investment tax credit rate could range from 6% up to a 50% bonus rate depending on meeting certain wage, apprenticeship, domestic content, and energy community requirements.
●	A new tax credit under Section 45Z of the Internal Revenue Code was introduced to apply to low-emissions transportation fuel produced at a qualified facility and sold by the taxpayer after December 31, 2024 through December 31, 2027. The IRA provides a base credit of 20 cents per gallon or $1.00 per gallon multiplied by an

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

The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied and credits will be eligible. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available. For the year ended December 31, 2023, two RNG projects that the Company invested in were placed in service and are eligible for the Investment Tax Credits. The Company intends to monetize the tax credits by transferring to third parties.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through September 2024. As of December 31, 2023, the fixed commitments under these contracts totaled approximately $13.2 million for the year ending December 31, 2024.

Loan Commitment to an Equity Method Investee

In November 2022, the Company entered into a note purchase agreement with a certain equity method investee (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Company irrevocably committed to make available up to $5.5 million in delayed draw loans to fund the investee’s working capital requirements. In exchange, the Company received a convertible promissory note with a principal balance equal to the total amount of drawdown on the loan commitment. The convertible promissory note carries an interest rate equal to 7% per annum, compounded quarterly, and is due and payable in May 2024, subject to certain, specified prepayment clauses. By the end of the third quarter of

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023, the Company had funded a total of $5.5 million in delayed draw loans with respect to the loan commitment; as a result, its commitment pursuant to the Note Purchase Agreement was satisfied.

Note 16 —Leases

The Company’s operating leases are related to real estate for fueling stations, office spaces, warehouses, a LNG liquefaction plant, and office equipment, and its finance leases are primarily related to vehicles.

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

Lessee Accounting

As of December 31, 2022 and 2023, the Company’s finance and operating lease asset and liability balances were as follows (in thousands):

	2022	2023
Finance leases:
Land, property and equipment, gross	$5,703	$6,436
Accumulated depreciation	(2,895)	(3,199)
Land, property and equipment, net	$2,808	$3,237

Current portion of finance lease obligations	$948	$1,758
Long-term portion of finance lease obligations	2,134	1,839
Total finance lease liabilities	$3,082	$3,597

Operating leases:
Operating lease right-of-use assets	$52,586	$92,324

Current portion of operating lease obligations	$4,206	$6,687
Long-term portion of operating lease obligations	48,911	89,065
Total operating lease liabilities	$53,117	$95,752

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense for finance and operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2022	2023
Finance leases:
Depreciation on assets under finance leases	$877	$928
Interest on lease liabilities	164	183
Total finance leases expense	$1,041	$1,111

Operating leases:
Lease expense	$8,800	$15,986
Lease expense on short-term leases	513	503
Variable lease expense	4,306	4,777
Sublease income	(636)	(636)
Total operating leases expense	$12,983	$20,630

Supplemental information on finance and operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2023
Operating cash outflows from finance leases	$164	$183
Operating cash outflows from operating leases	$6,582	$10,709
Financing cash outflows from finance leases	$945	$1,055

Assets obtained in exchange for new finance lease liabilities (1)	$774	$1,569
ROU assets obtained in exchange for operating lease liabilities (1)	$13,449	$46,592

	December 31,	December 31,
	2022	2023
Weighted-average remaining lease term - finance leases	2.34 years	2.44 years
Weighted-average remaining lease term - operating leases	11.29 years	10.14 years

Weighted-average discount rate - finance leases	5.71%	7.41%
Weighted-average discount rate - operating leases	8.44%	9.82%
(1)	These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing, operating and/or financing activities.

The following schedule presents the Company’s maturities of finance and operating lease liabilities as of December 31, 2023 (in thousands):

Fiscal Year	Finance Leases	Operating Leases
2024	$1,979	$15,125
2025	1,073	15,406
2026	593	15,363
2027	362	15,359
2028	3	14,531
Thereafter	—	75,759
Total minimum lease payments	4,010	151,543
Less amount representing interest	(413)	(55,791)
Present value of lease liabilities	$3,597	$95,752

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

During the years ended December 31, 2021, 2022 and 2023, the Company recognized $0.4 million, $0.4 million and $0.4 million, respectively, in “Interest income” on its lease receivables.

The following schedule presents the Company’s maturities of lease receivables as of December 31, 2023 (in thousands):

Fiscal Year:
2024	$962
2025	962
2026	985
2027	1,105
2028	515
Thereafter	703
Total minimum lease payments	5,232
Less amount representing interest	(1,087)
Present value of lease receivables	$4,145

Note 17 —401(k) Plan

The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For each of the years ended December 31, 2021, 2022 and 2023 the Company contributed approximately $1.6 million, $1.9 million and $1.7 million, respectively, of matching contributions to the Savings Plan.

Note 18 —Net Loss Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2022 and 2023 (in thousands, except share and per share amounts):

	2021	2022	2023
Net loss attributable to Clean Energy Fuels Corp.	$(93,146)	$(58,733)	$(99,497)

Weighted-average common shares outstanding	213,118,694	222,414,790	222,904,785
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—
Weighted-average common shares outstanding - diluted	213,118,694	222,414,790	222,904,785
Basic loss per share	$(0.44)	$(0.26)	$(0.45)
Diluted loss per share	$(0.44)	$(0.26)	$(0.45)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

(in shares)	2021	2022	2023
Stock options	17,153,671	15,456,340	17,825,577
Stonepeak warrant shares	—	—	20,000,000
Restricted stock units	1,126,942	694,945	399,709
Amazon warrant shares	58,767,714	58,767,714	58,767,714
Total	77,048,327	74,918,999	96,993,000

Note 19 —Related Party Transactions

TotalEnergies S.E.

During the years ended December 31, 2021, 2022 and 2023, the Company recognized revenue of $4.9 million, $7.6 million, and $1.4 million, respectively, relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 7). As of December 31, 2022, the Company had receivables from TotalEnergies of $2.5 million. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2023.

During the years ended December 31, 2021, 2022 and 2023, the Company paid TotalEnergies $2.0 million, $8.4 million, and $6.9 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 7), and the guaranty fee under the Credit Support Agreement with TotalEnergies Holdings USA Inc., a wholly owned subsidiary of TotalEnergies. As of December 31, 2022, outstanding payables due to TotalEnergies were $0.2 million. Outstanding payables due to TotalEnergies were immaterial as of December 31, 2023.

SAFE&CEC S.r.l

During the years ended December 31, 2021, 2022 and 2023, the Company received $0.2 million, $0.2 million, and $0.3 million, respectively, from SAFE&CEC S.r.l. in the ordinary course of business. As of December 31, 2022 and 2023, the Company had receivables due from SAFE&CEC S.r.l. of $0.3 million and $0.3 million, respectively.

During the years ended December 31, 2021, 2022 and 2023, the Company paid SAFE&CEC S.r.l $9.6 million, $16.7 million, and $12.6 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2022 and 2023, the Company had payables due to SAFE&CEC S.r.l. of $3.3 million and $8.1 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to various contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. For the years ended December 31, 2021, 2022 and 2023, the Company recognized management and O&M fee revenue of $0.4 million, $1.3 million, and $3.1 million, respectively. As of December 31, 2022 and 2023, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $0.5 million and $0.3 million, respectively.

For the years ended December 31, 2021, 2022 and 2023, the Company paid $0.0 million, $0.6 million, and $1.2 million, respectively, on behalf of the joint ventures for expenses incurred in the ordinary course of business. As of December 31, 2022 and 2023, outstanding receivables due from the joint ventures with TotalEnergies and bp totaled $0.6

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $0.7 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

For the years ended December 31, 2021, 2022 and 2023, the Company received $0.0 million, $1.5 million, and $5.0 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. No amounts were paid to the joint ventures with TotalEnergies and bp for the years ended December 30, 2021, 2022 and 2023. As of December 31, 2023, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million relating to sharing of environmental credits pursuant to the various contractual agreements of the TotalEnergies joint venture(s) and bpJV. As of December 31, 2022, no payables were outstanding relating to sharing of environmental credits.

In connection with the capital call issued by the DR JV on June 28, 2023, the Company advanced $5.5 million to the DR JV. Proceeds from the advance were used to fund required loan reserves and to paydown outstanding liabilities of the DR JV (see Note 4). In December 2023, the $5.5 million advance was refunded to the Company by the DR JV.

Other Equity Method Investees

For the years ended December 31, 2022 and 2023, the Company provided $2.0 million and $3.5 million, respectively, to a certain equity method investee pursuant to the Note Purchase Agreement (see Note 15). As of December 31, 2022 and 2023, the carrying amount of the Company’s convertible promissory note measured at fair value was $1.9 million and $2.3 million, respectively, and is included in “Notes receivable and other long-term assets, net” as of December 31, 2022 and in “Other receivables” as of December 31, 2023 in the accompanying consolidated balance sheets.

For the years ended December 31, 2022 and 2023, the Company recognized management fee revenue of $0.1 million and $0.6 million, respectively, from the Company’s other equity method investees. No management fee revenue was recognized for the year ended December 31, 2021. As of December 31, 2022 and 2023, the Company had management fee receivables due from other equity method investees of $0.1 million and $0.7 million, respectively.

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

The table below presents the Company’s revenue, operating loss and long-lived assets by geographic area (in thousands). Several of the Company’s functions, including marketing, engineering, and finance are performed at the corporate level. As a result, significant interdependence and overlap exist among the Company’s geographic areas. Geographic revenue data reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology. Accordingly, revenue, operating loss, and long-lived assets shown for each geographic area may not be the amounts that would have been reported if the geographic areas were independent of one another. Revenue by geographic area is categorized based on where services are rendered and finished goods are sold. Operating loss by geographic area

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is categorized based on the location of the entity selling the finished goods or providing the services. Long-lived assets by geographic area are categorized based on the location of the assets.

	2021	2022	2023
Revenue:
United States	$252,310	$416,975	$418,754
Canada	3,336	3,189	6,405
Total revenue	$255,646	$420,164	$425,159
Operating loss:
United States	$(94,157)	$(50,796)	$(75,163)
Canada	(891)	(911)	(1,237)
Total operating loss	$(95,048)	$(51,707)	$(76,400)
Long-lived assets:
United States	$440,770	$525,682	$657,397
Canada	630	1,902	3,827
Total long-lived assets	$441,400	$527,584	$661,224

The Company’s goodwill and intangible assets as of December 31, 2021, 2022 and 2023 relate to its U.S. operations, and its subsidiaries, Clean Energy Cryogenics, Clean Energy Renewable Development, and NG Advantage (see Note 4).

Note 21 —Concentrations

During the years ended December 31, 2021, 2022 and 2023, zero, one, and one supplier, respectively, each accounted for 10% or more of the Company’s natural gas expense relating to CNG and LNG purchases.

During the years ended December 31, 2021, 2022 and 2023, no single customer accounted for 10% or more of the Company’s total revenue.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. “Financial Statements and Supplementary Data” of this report.

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

Item 9B.   Other Information.

Rule 10b5-1 Plan Elections

On November 22, 2023, Andrew J. Littlefair, Chief Executive Officer, adopted a Rule 10b5-1 trading plan for the purpose of establishing a sales plan of the Company’s common stock that is intended to comply with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. Mr. Littlefair’s Rule 10b5-1 trading plan is in effect from March 15, 2024 to the earlier of (1) December 31, 2024 and (2) the date on which an aggregate of 450,000 shares of the Company’s common stock have been sold pursuant to the Rule 10b5-1 trading plan.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

We have adopted a written code of ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Corporate Governance” on the Investor Relations section of our website, www.cleanenergyfuels.com. To the extent required by applicable rules adopted by the Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market LLC, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this location on our website at www.cleanenergyfuels.com.

The remaining information required by Item 10 is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11.   Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14.   Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowance for	Allowance for
	Credit Losses	Credit Losses
	on Accounts	on Notes
	Receivables	Receivables
Balance as of December 31, 2020	$1,335	$4,105
Charges (benefit) to operations	77	650
Deductions	(207)	—
Balance as of December 31, 2021	1,205	4,755
Charges (benefit) to operations	571	744
Deductions	(401)	—
Balance as of December 31, 2022	1,375	5,499
Charges (benefit) to operations	439	1,041
Deductions	(339)	—
Balance as of December 31, 2023	$1,475	$6,540

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

		Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation, dated June 14, 2021.	Filed as Exhibit 3.1 to the Current Report on Form 8-K	June 15, 2021

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.3	Description of Clean Energy Fuels Corp. Capital Stock.	Filed as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2021.	February 24, 2022

4.4†	Warrant to Purchase Common Stock of Clean Energy Fuels Corp., between Clean Energy Fuels Corp. and Amazon.com NV Investment Holdings LLC, dated as of April 16, 2021.	Filed as Exhibit 4.4 to the Current Report on Form 8-K.	April 19, 2021

4.5	Warrant Agreement, dated December 12, 2023, by and between Clean Energy Fuels Corp. and Stonepeak CLNE-W Holdings LP.	Filed as Exhibit 10.3 to the Current Report on Form 8-K.	December 13, 2023

10.1+	Form of Indemnification Agreement.	Filed as Exhibit 10.4 to the Registration Statement on Form S-1, as amended.	March 27, 2007

10.2††	Ground Lease dated November 3, 2006 among the Registrant, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2021	February 24, 2022

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date
10.3	First Amendment to Ground Lease dated October 28, 2008 among Clean Energy LNG, LLC, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2021	February 24, 2022

10.4+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2011.	March 12, 2012

10.5+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	May 11, 2015

10.6+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.7+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8-K.	December 31, 2015

10.8+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8-K.	December 31, 2015

10.9+	Amended and Restated Employment Agreement dated December 31, 2015, between the Registrant and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8-K.	December 31, 2015

10.10+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

10.11+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.12+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.13	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date
10.14	Stock Purchase Agreement dated May 9, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.15	Voting Agreement dated May 9, 2018, among the Registrant, Total Market Services, S.A., and the directors and officers of the Registrant signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.16	Form of Registration Rights Agreement dated June 13, 2018, between the Registrant and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.17	Credit Support Agreement, dated as of January 2, 2019, by and between the Registrant and Total Holdings USA, Inc.	Filed as Exhibit 10.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.18	Amended and Restated 2016 Performance Incentive Plan.	Filed as Exhibit 10.1 to the Current Report on Form 8-K.	May 18, 2020

10.19††	Memorandum of Understanding, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.20††	USD $50,000,000 Loan Agreement, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.21††	Joint Venture Agreement, dated March 3, 2021, between Clean Energy Renewable Fuels, LLC and Total Biogas Holdings USA, LLC.	Filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.22††	Limited Liability Company Agreement of CE Renewco, LLC between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 15, 2021

10.23††	Transaction Agreement, between Clean Energy Fuels Corp. and Amazon.com, Inc., dated as of April 16, 2021.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 19, 2021

10.24+	Clean Energy Fuels Corp. 2022 Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	April 7, 2022

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date
10.25	Amendment No. 1 to Credit Support Agreement, dated as of March 12, 2021, between Clean Energy Fuels Corp. and Total Holdings USA Inc.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	May 5, 2022

10.26+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan.	Filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.27+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan – Form of Option Award.	Filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.28+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan – Form of Profits Interest Award.	Filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.29

Senior Secured First Lien Term Loan Credit Agreement, dated December 12, 2023, among Clean Energy Fuels Corp, Clean Energy, the lenders from time to time party thereto, and Stonepeak CLNE-L Holdings LP, as the administrative agent for the lenders, collateral agent for the secured parties and as sole lead arranger.

		Filed as Exhibit 10.1 to the Current Report on Form 8-K	December 13, 2023

10.30

Guarantee and Collateral Agreement, dated December 12, 2023, among Clean Energy Fuels Corp, Clean Energy, and each of the other Grantors in favor of Stonepeak CLNE-L Holdings LP, as collateral agent for the secured parties.

		Filed as Exhibit 10.2 to the Current Report on Form 8-K	December 13, 2023

10.31	Registration Rights Agreement, dated December 12, 2023, by and between Clean Energy Fuels Corp. and Stonepeak CLNE-W Holdings LP.	Filed as Exhibit 10.4 to the Current Report on Form 8-K	December 13, 2023

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date
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

97*	Clean Energy Fuels Corp. Clawback Policy

101*	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statements of Comprehensive Income (Loss);

(iv) Consolidated Statements of Stockholders’ Equity;

(v) Consolidated Statements of Cash Flows; and

(vi) Notes to Consolidated Financial Statements.

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to the grant of a request for confidential treatment and the non-public information has been filed separately with the SEC.
††	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

By:	/s/ ANDREW J. LITTLEFAIR
Andrew J. Littlefair
President and Chief Executive Officer

Date:  February 29, 2024

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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2024
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	February 29, 2024
Stephen A. Scully

/s/ LIZABETH ARDISANA	Director	February 29, 2024
Lizabeth Ardisana

/s/ JAMES C. MILLER III	Director	February 29, 2024
James C. Miller III

/s/ KARINE BOISSY-ROUSSEAU	Director	February 29, 2024
Karine Boissy-Rousseau

/s/ KENNETH M. SOCHA	Director	February 29, 2024
Kenneth M. Socha

/s/ MATHIEU SOULAS	Director	February 29, 2024
Mathieu Soulas

/s/ VINCENT C. TAORMINA	Director	February 29, 2024
Vincent C. Taormina