Form 10-Q
period 2024-03-31
Clean Energy Fuels Corp.
filed 2024-05-09
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, there were 223,263,055 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2023	2024
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$106,963	$91,412
Short-term investments	158,186	159,486
Accounts receivable, net of allowance of $1,475 and $1,536 as of December 31, 2023 and March 31, 2024, respectively	98,426	85,478
Other receivables	19,770	21,817
Inventory	45,335	48,977
Prepaid expenses and other current assets	41,495	41,736
Total current assets	470,175	448,906
Operating lease right-of-use assets	92,324	90,408
Land, property and equipment, net	331,758	335,772
Notes receivable and other long-term assets, net	35,735	36,405
Investments in other entities	258,773	253,953
Goodwill	64,328	64,328
Intangible assets, net	6,365	6,365
Total assets	$1,259,458	$1,236,137
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$38	$42
Current portion of finance lease obligations	1,758	1,948
Current portion of operating lease obligations	6,687	6,923
Accounts payable	56,995	41,833
Accrued liabilities	91,534	83,672
Deferred revenue	4,936	7,787
Derivative liabilities, related party	1,875	877
Total current liabilities	163,823	143,082
Long-term portion of debt	261,123	261,926
Long-term portion of finance lease obligations	1,839	1,368
Long-term portion of operating lease obligations	89,065	87,498
Other long-term liabilities	9,961	12,654
Total liabilities	525,811	506,528
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 223,026,966 shares and 223,263,055 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively	22	22
Additional paid-in capital	1,658,339	1,673,792
Accumulated deficit	(929,472)	(947,915)
Accumulated other comprehensive loss	(2,119)	(2,994)
Total Clean Energy Fuels Corp. stockholders’ equity	726,770	722,905
Noncontrolling interest in subsidiary	6,877	6,704
Total stockholders’ equity	733,647	729,609
Total liabilities and stockholders’ equity	$1,259,458	$1,236,137

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2023	2024
Revenue:
Product revenue	$119,727	$89,414
Service revenue	12,456	14,295
Total revenue	132,183	103,709
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	119,658	66,425
Service cost of sales	7,610	9,176
Selling, general and administrative	29,649	26,237
Depreciation and amortization	10,678	11,182
Total operating expenses	167,595	113,020
Operating loss	(35,412)	(9,311)
Interest expense	(4,354)	(7,762)
Interest income	2,717	3,579
Other income, net	43	98
Loss from equity method investments	(1,890)	(5,398)
Loss before income taxes	(38,896)	(18,794)
Income tax benefit	64	178
Net loss	(38,832)	(18,616)
Loss attributable to noncontrolling interest	135	173
Net loss attributable to Clean Energy Fuels Corp.	$(38,697)	$(18,443)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.17)	$(0.08)
Weighted-average common shares outstanding:
Basic and diluted	222,717,113	223,210,309

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2023	2024	2023	2024	2023	2024
Net loss	$(38,697)	$(18,443)	$(135)	$(173)	$(38,832)	$(18,616)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2023 and 2024	461	(809)	—	—	461	(809)
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2023 and 2024	244	(66)	—	—	244	(66)
Total other comprehensive income (loss)	705	(875)	—	—	705	(875)
Comprehensive loss	$(37,992)	$(19,318)	$(135)	$(173)	$(38,127)	$(19,491)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2022	222,437,429	$22	$1,553,668	$(829,975)	$(3,722)	$7,478	$727,471
Issuance of common stock	470,351	—	332	—	—	—	332
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	6,096	—	—	—	6,096
Stock-based sales incentive charges	—	—	8,172	—	—	—	8,172
Net loss	—	—	—	(38,697)	—	(135)	(38,832)
Other comprehensive income	—	—	—	—	705	—	705
Balance, March 31, 2023	222,907,780	$22	$1,568,093	$(868,672)	$(3,017)	$7,343	$703,769

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2023	223,026,966	$22	$1,658,339	$(929,472)	$(2,119)	$6,877	$733,647
Issuance of common stock	236,089	—	231	—	—	—	231
Shares withheld related to net share settlement	—	—	(304)	—	—	—	(304)
Stock-based compensation	—	—	2,629	—	—	—	2,629
Stock-based sales incentive charges	—	—	12,897	—	—	—	12,897
Net loss	—	—	—	(18,443)	—	(173)	(18,616)
Other comprehensive income (loss)	—	—	—	—	(875)	—	(875)
Balance, March 31, 2024	223,263,055	$22	$1,673,792	$(947,915)	$(2,994)	$6,704	$729,609

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(38,832)	$(18,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,678	11,182
Provision for credit losses and inventory	502	274
Stock-based compensation expense	6,096	2,629
Stock-based sales incentive charges	13,730	12,897
Change in fair value of derivative instruments	2,532	(1,622)
Amortization of discount and debt issuance cost	(1,213)	(948)
Loss (gain) on disposal of property and equipment	(49)	64
Asset impairments and other charges	333	—
Loss from equity method investments	1,890	5,398
Non-cash lease expense	1,402	2,178
Deferred income taxes	(86)	(201)
Accretion of ARO liabilities	76	81
Changes in operating assets and liabilities:
Accounts and other receivables	(19,704)	12,574
Inventory	(2,626)	(3,965)
Prepaid expenses and other assets	1,040	(735)
Operating lease liabilities	(1,105)	(1,593)
Accounts payable	(606)	(11,744)
Deferred revenue	129	2,832
Accrued liabilities and other	6,809	(8,095)
Net cash provided by (used in) operating activities	(19,004)	2,590
Cash flows from investing activities:
Purchases of short-term investments	(49,393)	(158,306)
Maturities and sales of short-term investments	135,500	159,072
Payment and deposits on equipment and manure rights for ADG RNG production projects	(10,147)	(808)
Purchases of and deposits on property and equipment	(17,777)	(18,208)
Grant proceeds for capital projects	1,947	652
Proceeds received for joint development and construction of station projects	—	663
Disbursements for loans receivable	(1,140)	(3,500)
Proceeds from paydowns, maturities, and sales of loans receivable	1,483	253
Proceeds from settlement of insurance claims	—	314
Proceeds from disposal of property and equipment	49	18
Net cash provided by (used in) investing activities	60,522	(19,850)
Cash flows from financing activities:
Issuance of common stock	332	36
Payment of tax withholdings on net settlement of equity awards	(175)	(304)
Fees paid for lender and debt issuance costs	(369)	(575)
Proceeds for Adopt-A-Port program	100	3,390
Repayment of proceeds for Adopt-A-Port program	(343)	(381)
Repayments of debt instruments and finance lease obligations	(317)	(334)
Net cash provided by (used in) financing activities	(772)	1,832
Effect of exchange rates on cash, cash equivalents and restricted cash	111	(123)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,857	(15,551)
Cash, cash equivalents and restricted cash, beginning of period	125,950	106,963
Cash, cash equivalents and restricted cash, end of period	$166,807	$91,412
Supplemental disclosure of cash flow information:
Income taxes paid	$26	$13
Interest paid, net of $138 and $661 capitalized, respectively	$4,106	$6,472

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services to public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from third party sources and from the Company’s jointly owned RNG production facilities (see Note 3)) to its customers in the heavy and medium-duty commercial transportation sector.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2024, results of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2023 and 2024, and cash flows for the three months ended March 31, 2023 and 2024. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024.

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

Impairment of Goodwill and Long-Lived Assets

Due to a decline in the market price of the Company's common stock subsequent to December 31, 2023, the Company performed an interim quantitative goodwill impairment test as of March 31, 2024 for its single reporting unit. For the quantitative goodwill impairment test, the Company estimated the fair value of its reporting unit based on its market value of invested capital plus a market participant acquisition premium. The results of the quantitative goodwill impairment test performed as of March 31, 2024 indicated that the fair value of the Company’s reporting unit exceeded its carrying value by 7% or $70.0 million; as such, no impairment charges relating to goodwill were recorded in the three months ended March 31, 2024.

In addition, due to a decline in share price of the Company's common stock, the Company assessed whether such triggering event or any other events or changes in circumstances indicated that the carrying value of the Company’s long-lived assets may not be recoverable. Based on the assessment performed, the Company determined that there was no impairment to the recoverability of the Company’s long-lived assets as of March 31, 2024.

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU permits private entities with common control arrangements that may contain or be leases to use any written terms and conditions between the parties, without regard to their legal enforceability, to identify, classify and account for common control leases. In addition, all lessees (public or private), in general, amortize leasehold improvements related to a common control lease over their useful life to the common control group, regardless of the ASC 842 lease term, as long as they continue to control the use of the underlying leased asset. The ASU is effective for fiscal years, including interim periods within those years, beginning after December 15, 2023, with early adoption allowed. The Company adopted this new ASU in the first quarter of 2024. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements and will likely result in additional disclosures when adopted. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This ASU enhances annual income tax disclosures by requiring entities to disclose specific categories and greater disaggregation of information in the rate reconciliation table and income taxes paid disaggregated by jurisdiction. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU improves U.S. GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The ASU is effective for annual periods, including interim periods within those years, beginning after December 15, 2024, with early adoption allowed. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

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

	Three Months Ended
	March 31,
	2023	2024
Product revenue:
Volume-related
Fuel sales(1)	$106,895	$68,203
Change in fair value of derivative instruments(2)	(2,532)	1,622
RIN Credits	4,503	8,812
LCFS Credits	2,298	(164)
AFTC (3)	4,496	5,357
Total volume-related product revenue	115,660	83,830
Station construction sales	4,067	5,584
Total product revenue	119,727	89,414
Service revenue:
Volume-related, O&M services	12,044	13,735
Other services	412	560
Total service revenue	12,456	14,295
Total revenue	$132,183	$103,709
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three months ended March 31, 2023, contra-revenue charges recognized in fuel revenue were $13.7 million. For the three months ended March 31, 2024, contra-revenue charges recognized in fuel revenue were $12.9 million. See Note 14 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”). See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $24.3 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2023 and March 31, 2024, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2023	2024
Accounts receivable, net	$98,426	$85,478

Contract assets - current	$7,823	$8,501
Contract assets - non-current	2,433	2,304
Contract assets - total	$10,256	$10,805

Contract liabilities - current	$4,936	$7,787
Contract liabilities - non-current	151	132
Contract liabilities - total	$5,087	$7,919

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

Revenue recognized in the three months ended March 31, 2023 relating to the Company’s contract liability balances as of December 31, 2022 was $1.3 million. The increase in the contract liability balance in the three months ended March 31, 2024 is mainly driven by billings in excess of revenue recognized and customer advances in the three months ended March 31, 2024, partially offset by $0.5 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2023.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) to create 50-50 joint ventures to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Pursuant to the TotalEnergies JV Agreement, each ADG RNG production facility project will be formed as a separate limited liability company (“LLC”) that is owned 50-50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million (the “TotalEnergies JV Equity Obligations”). In October 2021, TotalEnergies and the Company executed a LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). Under the DR Development Agreement, TotalEnergies and the Company have each committed to contribute $7.0 million to the DR JV, and in November 2021, TotalEnergies and the Company each contributed an initial $4.8 million to the DR JV. On June 27, 2023, the DR JV issued a capital call for $11.0 million in additional funding, requiring TotalEnergies and the Company each to contribute $5.5 million. Funds from the capital call will be used to fund required loan reserves and to paydown outstanding liabilities of the DR JV. On June 28, 2023, the Company contributed $5.5 million and advanced $5.5 million to the DR JV. In December 2023, the $5.5 million advance was refunded to the Company by the DR JV.

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.4 million and $0.4 million from the LLC’s operations in the three months ended March 31, 2023 and 2024, respectively. The Company had an investment balance of $7.5 million and $7.1 million as of December 31, 2023 and March 31, 2024, respectively.

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with BP Products North America, Inc. (“bp”) that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S. Pursuant to the bp JV Agreement, bp and the Company committed to provide $50.0 million and $30.0 million, respectively, with bp and the Company each receiving 30.0 million of Class A Units in the bpJV and bp also receiving 20.0 million of Class B Units in the bpJV. bp’s initial $50.0 million contribution was made on April 13, 2021 and consisted of all unpaid principal outstanding under the loan agreement dated December 18, 2020, pursuant to which bp advanced $50.0 million to the Company to fund capital costs and expenses incurred prior to formation of the bpJV, including capital costs and expenses for permitting, engineering, equipment, leases and feed stock rights. Pursuant to the bp JV Agreement, the Company had the option, exercisable prior to August 31, 2021 (the “bp Option”), to commit an additional $20.0 million to the bpJV upon which bp’s Class B Units would convert into Class A Units. On June 21, 2021, the Company contributed $50.2 million to the bpJV, which consisted of (i) its initial contribution commitment of $30.0 million, (ii) the $20.0 million additional contribution to effect the conversion of bp’s Class B Units into Class A Units pursuant to the Company’s exercise of the bp Option, and (iii) $0.2 million for interest in accordance with the bp JV Agreement to effect the conversion of bp’s Class B Units into Class A Units.

On December 20, 2023, the bpJV issued a capital call in the amount of $135.9 million. As a result, bp and the Company each contributed $67.95 million to the bpJV by December 31, 2023. Proceeds of this capital call will be used to develop ADG RNG projects and to fund bpJV’s working capital needs.

As of March 31, 2024, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV will be available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.4 million and $2.8 million from this investment in the three months ended March 31, 2023 and 2024, respectively. The Company had an investment balance in the bpJV of $220.3 million and $217.5 million as of December 31, 2023 and March 31, 2024, respectively.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $0.4 million and $1.0 million in the three months ended March 31, 2023 and 2024, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $21.2 million and $19.5 million as of December 31, 2023 and March 31, 2024, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of March 31, 2024, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.1 million  and $0.2 million in three months ended March 31, 2023 and 2024, respectively. The carrying value of the noncontrolling interest was $6.9 million and $6.7 million as of December 31, 2023 and March 31, 2024, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of December 31, 2023 and March 31, 2024, the Company had an investment balance recorded at cost of $8.0 million. The Company did not recognize any adjustments to the recorded cost basis in the three months ended March 31, 2023 and 2024.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
Current assets:
Cash and cash equivalents	$104,944	$89,393
Restricted cash - standby letter of credit	2,019	2,019
Total cash, cash equivalents and current portion of restricted cash	$106,963	$91,412

Total cash, cash equivalents and restricted cash	$106,963	$91,412

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $105.6 million and $90.1 million as of December 31, 2023 and March 31, 2024, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.0 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2023 and March 31, 2024.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2024, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2023 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$157,628	$28	$157,656
Certificates of deposit	530	—	530
Total short-term investments	$158,158	$28	$158,186

Short-term investments as of March 31, 2024 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$158,942	$14	$158,956
Certificates of deposit	530	—	530
Total short-term investments	$159,472	$14	$159,486

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

Commodity swaps and embedded derivatives as of December 31, 2023 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,593	$—	$2,593
Notes receivable and other long-term assets, net	2,035	—	2,035
Total derivative assets	$4,628	$—	$4,628
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,875	$—	$1,875
Total derivative liabilities	$1,875	$—	$1,875

Commodity swaps and embedded derivatives as of March 31, 2024 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$3,003	$—	$3,003
Notes receivable and other long-term assets, net	2,249	—	2,249
Total derivative assets	$5,252	$—	$5,252
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$877	$—	$877
Total derivative liabilities	$877	$—	$877

As of December 31, 2023 and March 31, 2024, the Company had a total volume on open commodity swap contracts of 1.9 million and 0.3 million diesel gallons, respectively, at a weighted-average price of approximately $3.18 per gallon.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2023 and March 31, 2024, by year with associated volumes:

	December 31, 2023		March 31, 2024
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2024	1,875,000	$3.18	313,000	$3.18

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

The Company estimated the fair value of its outstanding commodity swap contracts based on the following inputs as of December 31, 2023 and March 31, 2024:

	December 31, 2023		March 31, 2024
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.97 - $2.27	$2.15	$ 2.25 - $ 2.47	$2.35
Historical Differential to PADD 3 Diesel	$0.92 - $1.62	$1.16	$ 0.93 - $ 1.62	$1.17
Historical Differential to PADD 5 Diesel	$1.89 - $3.16	$2.48	$ 1.98 - $ 3.16	$2.53

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2023 and March 31, 2024:

	December 31, 2023		March 31, 2024
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.97 - $2.27	$2.15	$ 2.25 - $ 2.47	$2.35
Historical Differential to PADD 3 Diesel	$0.92 - $1.62	$1.16	$ 0.93 - $ 1.62	$1.17
Historical Differential to PADD 5 Diesel	$1.89 - $3.16	$2.48	$ 1.98 - $ 3.16	$2.53

Convertible Promissory Notes

In connection with the Company’s loan commitments to an equity method investee (“Rimere”) (see Note 17), the Company acquired convertible promissory notes with principal balances equaling the total amount of drawdowns on the loan commitments. These convertible promissory notes are classified as available-for-sale and are carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the notes are discounted to their present value using an expected discount rate. The discount rate used reflected the interest rates offered on loans of similar terms and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement.

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory notes as of December 31, 2023 and March 31, 2024:

Significant Unobservable Inputs	December 31, 2023	March 31, 2024
Risk-free interest rate	5.39%	5.21%
Credit adjustment	5.31%	4.42%
Credit adjusted discount rate	10.70%	9.63%

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

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 of the fair value hierarchy as of December 31, 2023 or March 31, 2024.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$157,656	$157,656	$—	$—
Convertible promissory notes(4)	2,330	—	—	2,330
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	4,628	—	—	4,628
Liabilities:
Commodity swap contracts (2)	$1,875	$—	$—	$1,875

	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$158,956	$158,956	$—	$—
Convertible promissory notes(4)	4,744	—	—	4,744
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	5,252	—	—	5,252
Liabilities:
Commodity swap contracts (2)	$877	$—	$—	$877

(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See Note 5 for more information.
(2)	Included in “Derivative liabilities, related party” as of December 31, 2023 and March 31, 2024 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

(3)	Included in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net” as of December 31, 2023 and March 31, 2024 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(4)	Included in “Other receivables” as of December 31, 2023 and March 31, 2024 in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Assets:	Liabilities:	Liabilities:
	Commodity	Embedded	Convertible	Commodity	Embedded
	Swap Contracts	Derivatives	Promissory Notes	Swap Contracts	Derivatives
Balance as of December 31, 2022	$—	$6,755	$1,880	$(3,845)	$—
Settlements, net	(1,424)	—	—	1,015	—
Total gain (loss)	1,424	(1,806)	216	(1,045)	(696)
Purchases	—	—	1,210	—	—
Equity method investment loss(1)	—	—	(258)	—	—
Balance as of March 31, 2023	$—	$4,949	$3,048	$(3,875)	$(696)

Balance as of December 31, 2023	$—	$4,628	$2,330	$(1,875)	$—
Settlements, net	—	—	—	1,493	—
Total gain (loss)	—	624	(53)	(495)	—
Purchases	—	—	3,655	—	—
Equity method investment loss(1)	—	—	(1,188)	—	—
Balance as of March 31, 2024	$—	$5,252	$4,744	$(877)	$—

Change in unrealized gain (loss) for the three months ended March 31, 2023 included in earnings	$—	$(1,806)	$—	$(30)	$(696)
Change in unrealized gain (loss) for the three months ended March 31, 2024 included in earnings	$—	$624	$—	$998	$—
Change in unrealized gain (loss) for the three months ended March 31, 2023 included in other comprehensive income (loss)	$—	$—	$216	$—	$—
Change in unrealized gain (loss) for the three months ended March 31, 2024 included in other comprehensive income (loss)	$—	$—	$(53)	$—	$—

(1)	Represents the Company’s proportionate share of Rimere’s losses. These losses are recorded as adjustments to the carrying value of the convertible promissory notes because the Company’s equity investment in Rimere had been reduced to zero.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2023 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$260,906	$253,303
Other Debt	255	255
Total Debt	$261,161	$253,558

Debt instruments as of March 31, 2024 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$261,737	$264,913
Other Debt	231	231
Total Debt	$261,968	$265,144

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
Loans to customers to finance vehicle purchases	$194	$77
Accrued customer billings	5,566	6,212
Fuel tax credits	8,876	9,188
Other	5,134	6,340
Total other receivables	$19,770	$21,817

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

Inventory as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
Raw materials and spare parts	$45,335	$48,977
Total inventory	$45,335	$48,977

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
Land	$7,397	$10,331
LNG liquefaction plants	96,786	96,786
Station equipment	418,647	436,851
Trailers	70,542	70,742
Other equipment	105,137	102,870
Construction in progress	125,389	120,949
	823,898	838,529
Less accumulated depreciation	(492,140)	(502,757)
Total land, property and equipment, net	$331,758	$335,772

Included in “Land, property and equipment, net” are capitalized software costs of $36.8 million and $37.1 million as of December 31, 2023 and March 31, 2024, respectively. Accumulated amortization of the capitalized software costs are $34.0 million and $34.5 million as of December 31, 2023 and March 31, 2024, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.4 million and $0.5 million in the three months ended March 31, 2023 and 2024, respectively.

As of December 31, 2023 and March 31, 2024, $10.2 million and $6.9 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
Accrued alternative fuels incentives (1)	$41,609	$33,891
Accrued employee benefits	5,315	3,856
Accrued gas and equipment purchases	17,485	21,558
Accrued interest	1,451	1,610
Accrued property and other taxes	4,502	4,073
Accrued salaries and wages	8,697	4,988
Other (2)	12,475	13,696
Total accrued liabilities	$91,534	$83,672
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2023 and March 31, 2024 consisted of the following (in thousands):

	December 31, 2023
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$39,094	$260,906
Other debt	255	—	255
Total debt	300,255	39,094	261,161
Less amounts due within one year	(38)	—	(38)
Total long-term debt	$300,217	$39,094	$261,123

	March 31, 2024
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$38,263	$261,737
Other debt	231	—	231
Total debt	300,231	38,263	261,968
Less amounts due within one year	(42)	—	(42)
Total long-term debt	$300,189	$38,263	$261,926

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

The Stonepeak Credit Agreement requires the Company to comply with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity test. In addition, the Stonepeak Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Additionally, the Stonepeak Credit Agreement includes a number of events of default contingency clauses, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, material judgment defaults, and material breaches of material contracts. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loan Facility may become due and payable immediately.

Concurrent with the execution of the Stonepeak Credit Agreement, the Company issued warrants to Stonepeak CLNE-W Holdings LP (“Stonepeak”), pursuant to a Warrant Agreement, dated December 12, 2023, allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50 (see Note 15). In connection with the funding of the Senior Term Loan pursuant to the Stonepeak Credit Agreement, the Company recognized $39.3 million in debt discount and issuance costs, consisting of $31.8 million of debt discount attributed to the Stonepeak Warrant, $6.1 million of original issue discount and direct lender fees, and $1.4 million of debt issuance costs.

Other Debt

In May 2023, the Company entered into a sale and leaseback arrangement and received $0.3 million pursuant to the arrangement. The transaction did not qualify for sale and leaseback accounting due to a fixed price repurchase option that is not at fair value. As a result, the transaction was recorded under the financing method in which the assets remained on the accompanying condensed consolidated balance sheets, and the proceeds from the transaction were recorded as a financing liability. The sale and leaseback arrangement has a term of five years with interest and principal payable in 60 monthly installments at an annual effective rate of 13.48%. As of December 31, 2023 and March 31, 2024, the Company had other outstanding debt bearing interest at 13.48%.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2024 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2023	2024
Net loss attributable to Clean Energy Fuels Corp.	$(38,697)	$(18,443)

Weighted-average common shares outstanding	222,717,113	223,210,309
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—
Weighted-average common shares outstanding - diluted	222,717,113	223,210,309
Basic and diluted loss per share	$(0.17)	$(0.08)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2023	2024
Stock options	18,115,226	20,519,161
Stonepeak warrant shares	—	20,000,000
Restricted stock units	288,371	1,887,997
Amazon warrant shares	58,767,714	58,767,714
Total	77,171,311	101,174,872

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2023 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2023	2024
Stock-based compensation expense, net of $0 tax in 2023 and 2024	$6,096	$2,629

As of March 31, 2024, there was $19.7 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately

2.2 years. As of March 31, 2024, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $3.8 million.

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

The following table summarizes the Amazon Warrant activities for the three months ended March 31, 2024:

Warrant
Shares
Outstanding and unvested as of December 31, 2023	37,613,035
Granted	—
Vested	(1,763,112)
Outstanding and unvested as of March 31, 2024	35,849,923

1,763,112 shares of the Amazon Warrant vested in the three months ended March 31, 2024 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $13.7 million and $12.9 million in the three months ended March 31, 2023 and 2024, respectively, relating to customer fuel purchases.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of March 31, 2024, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase

Program does not have an expiration date, and it may be suspended or discontinued at any time. As of March 31, 2024, the Company has utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock, and a total of $26.5 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Stonepeak Warrant

In connection with the Stonepeak Credit Agreement and related Loan Facility (see Note 12), on December 12, 2023, the Company issued warrants (the “Stonepeak Warrant”) to Stonepeak, pursuant to a warrant agreement, dated December 12, 2023 (the “Warrant Agreement”), allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50.

The Stonepeak Warrant vested upon the execution of the Warrant Agreement and is exercisable at any time after December 12, 2025. The Stonepeak Warrant has an 8.5 year term, and the right to exercise the warrants expires on June 15, 2032. The Stonepeak Warrant contains a “cashless exercise” feature that allows the holder(s) to exercise the warrants without a cash payment to the Company pursuant to the terms set forth in the Warrant Agreement. The number of shares of the Company’s common stock for which the Stonepeak Warrant is exercisable and the associated exercise price are subject to certain customary anti-dilution and continuity adjustments as set forth in the Warrant Agreement.

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity.

The following table summarizes the Stonepeak Warrant activities for the three months ended March 31, 2024:

Warrant
Shares
Outstanding and unexercised as of December 31, 2023	20,000,000
Granted	—
Exercised	—
Outstanding and unexercised as of March 31, 2024	20,000,000

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax benefit of $0.1 million and $0.2 million in the three months ended March 31, 2023 and March 31, 2024, respectively. Income tax benefit in each period is related to the Company’s U.S. and foreign operations. The effective tax rates for the three months ended March 31, 2023 and 2024 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the three months ended March 31, 2024 by $1.3 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant during the three months ended March 31, 2024. The net interest incurred was immaterial for the three months ended March 31, 2023 and 2024.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Besides the reinstatement of AFTC for the three year period from January 1, 2022 to December 31, 2024, the IRA offers tax incentives targeting energy transaction and renewables:

●	The investment tax credit under Section 48 of the Internal Revenue Code is expanded to include Qualified Biogas Property, which is expected to be available for the RNG dairy projects that the Company has invested in or will invest in. The investment tax credit rate could range from 6% up to a 50% bonus rate depending on meeting certain wage, apprenticeship, domestic content, and energy community requirements.
●	A new tax credit under Section 45Z of the Internal Revenue Code was introduced to apply to low-emissions transportation fuel produced at a qualified facility and sold by the taxpayer after December 31, 2024 through December 31, 2027. The IRA provides a base credit of 20 cents per gallon or $1.00 per gallon multiplied by an applicable emission factor if prevailing wage and apprenticeship requirements are met. The Company expects its RNG dairy projects will be eligible for this credit, although the rate of the credit per gallon is still pending further guidance from the US Treasury department.
●	The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code was reinstated for 2022 and extended an additional 10 years to apply to any property placed in service before January 1, 2033. The base credit amount is 6% with a bonus rate of 30% if wage and registered apprenticeship requirements are met with a maximum credit amount of $100,000 (previously $30,000) per single refueling pump.

The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied and credits will be eligible. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available. For the quarter ended March 31, 2024, the Company is in the process of monetizing the tax credits on the two RNG projects that were placed in service in 2023 by transferring to third parties.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through September 2024. As of March 31, 2024, the fixed commitments under these contracts totaled approximately $3.7 million for the remainder of the year ending December 31, 2024.

Loan Commitment to an Equity Method Investee

In November 2022, the Company entered into a note purchase agreement (the “2022 Note Purchase Agreement”) with Rimere. Pursuant to the 2022 Note Purchase Agreement, the Company irrevocably committed to make available up to $5.5 million in delayed draw loans in exchange for convertible promissory notes issued by Rimere. The convertible promissory notes carry an interest rate of 7% per annum, compounded quarterly, and mature in May 2024, subject to certain, specified prepayment clauses. Funding from the loan commitment was used to meet Rimere’s working capital requirements, and, by the end of the third quarter of 2023, the Company had fully funded the $5.5 million loan commitment. In January 2024, the 2022 Note Purchase Agreement was amended, extending the maturity date to the end of December 2024. Concurrently, through a separately executed note purchase agreement, dated January 8, 2024 (the “2024 Note Purchase Agreement”), the Company agreed to make available up to $10.0 million in additional delayed draw loans to fund Rimere’s working capital needs. In connection with the $10.0 million loan commitment, the related convertible promissory notes issued by Rimere bear interest at 8% per annum, compounded quarterly, and have a maturity date of December 31, 2024, subject to certain, specified prepayment and event of default clauses set forth in the 2024 Note Purchase Agreement. As of March 31, 2024, $3.5 million has been funded by the Company pursuant to the 2024 Note Purchase Agreement.

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

During each of the three months ended March 31, 2023 and 2024, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2024 (in thousands):

Fiscal Year:
Remainder of 2024	$721
2025	962
2026	985
2027	1,105
2028	515
Thereafter	703
Total minimum lease payments	4,991
Less amount representing interest	(1,004)
Present value of lease receivables	$3,987

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

Note 20—Related Party Transactions

TotalEnergies S.E.

In the three months ended March 31, 2023, the Company recognized revenue of $1.4 million relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). No revenue from TotalEnergies was recognized in the three months ended March 31, 2024. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2023 and March 31, 2024.

In the three months ended March 31, 2023 and 2024, the Company paid TotalEnergies $0.7 million and $1.7 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the Credit Support Agreement with TotalEnergies Holdings USA Inc., a wholly owned subsidiary of TotalEnergies. Outstanding payables due to TotalEnergies were $0.1 million as of March 31, 2024 and immaterial as of December 31, 2023.

SAFE&CEC S.r.l.

In three months ended March 31, 2023, the Company received $0.2 million from SAFE&CEC S.r.l. in the ordinary course of business. No cash was received from SAFE&CEC S.r.l. in the three months ended March 31, 2024. As of December 31, 2023 and March 31, 2024, the Company had receivables due from SAFE&CEC S.r.l. of $0.3 million and $0.5 million, respectively.

In the three months ended March 31, 2023 and 2024, the Company paid SAFE&CEC S.r.l. $3.0 million and $2.5 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2023 and March 31, 2024, the Company had payables due to SAFE&CEC S.r.l. of $8.1 million and $9.7 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three months ended March 31, 2023 and 2024, the Company recognized total management and O&M fee revenue of $0.4 million and $0.9 million, respectively. As of December 31, 2023 and March 31, 2024, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $0.3 million and $0.4 million, respectively.

In the three months ended March 31, 2023 and 2024, the Company paid $0.5 million and $0.1 million, respectively, on behalf of the joint ventures for expenses incurred in the ordinary course of business. As of December 31,

2023 and March 31, 2024, outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.7 million, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

In the three months ended March 31, 2023 and 2024, the Company received $0.2 million and $1.2 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three months ended March 31, 2024, the Company paid $1.1 million to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV. No amounts were paid to the joint ventures with TotalEnergies and bp in the three months ended March 31, 2023. As of December 31, 2023 and March 31, 2024, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million and $0.8 million, respectively, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV.

Rimere

In the three months ended March 31, 2023 and 2024, the Company provided $1.1 million and $3.5 million, respectively, to Rimere in connection with its loan commitments (see Note 17). As of December 31, 2023 and March 31, 2024, the carrying amount of the Company’s convertible promissory notes measured at fair value was $2.3 million and $4.7 million, respectively, and is included in “Other receivables” as of December 31, 2023 and March 31, 2024 in the accompanying condensed consolidated balance sheets.

In the three months ended March 31, 2023 and 2024, the Company recognized management fee revenue of $0.2 million and $0.2 million, respectively. As of December 31, 2023 and March 31, 2024, the Company had management fee receivables due from Rimere of $0.7 million and $0.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, as well as the audited consolidated financial statements and notes included therein (collectively, our “2023 Form 10-K”).

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

As a clean energy solutions provider, we supply RNG (sourced from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture projects with TotalEnergies S.E. and bp (see Note 3)) and conventional natural gas (sourced from third party suppliers), in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the United States (“U.S.”) and Canada; develop and own dairy ADG RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of March 31, 2024, we deliver RNG to the transportation market through 579 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 24 fueling stations in Canada as of March 31, 2024.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of March 31, 2024, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

As of March 31, 2024, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2023	2024
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$106.9	$68.2
Change in fair value of derivative instruments(4)	(2.5)	1.6
RIN Credits	4.5	8.8
LCFS Credits	2.3	(0.2)
AFTC(5)	4.5	5.4
Total volume-related product revenue	115.7	83.8
Station construction sales	4.1	5.6
Total product revenue	119.8	89.4
Service revenue(6):
Volume-related, O&M services	12.0	13.7
Other services	0.4	0.6
Total service revenue	12.4	14.3
Total revenue	$132.2	$103.7
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $13.7 million and $12.9 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three months ended March 31, 2023 and 2024, respectively.
(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

(5)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC is available for vehicle fuel sales made through December 31, 2024.
(6)	Our service revenue primarily represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2021, 2022 and 2023 and for the three months ended March 31, 2023 and 2024. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended			Three Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			March 31,
correlating to total volume-related product revenue	2021	2022	2023	2023	2024
RNG	167.0	198.2	225.7	53.4	58.0
Conventional natural gas	78.8	69.6	62.5	15.4	17.0
Total fuel volume	245.8	267.8	288.2	68.8	75.0

	Year Ended			Three Months Ended
O&M services volume, GGEs(1) serviced (in millions),	December 31,			March 31,
correlating to volume-related O&M services revenue	2021	2022	2023	2023	2024
O&M services volume	229.8	240.4	256.9	59.6	65.4

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2021	2022	2023	2023	2024
Station construction cost of sales	$15.0	$19.4	$24.4	$3.7	$5.5
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(93.1)	$(58.7)	$(99.5)	$(38.7)	$(18.4)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $20.7 million, $21.8 million and $20.9 million of AFTC revenue for the years ended December 31, 2021, 2022 and 2023, respectively, and $4.5 million and $5.4 million for the three months ended March 31, 2023 and 2024, respectively.
(3)	Includes $83.6 million, $24.3 million and $60.6 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2021, 2022 and 2023, respectively, and $13.7 million and $12.9 million for the three months ended March 31, 2023 and 2024, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(3.5) million, $0.5 million and $(0.2) million for the years ended December 31, 2021, 2022 and 2023, respectively, and $(2.5) million and $1.6 million for the three months ended March 31, 2023 and 2024, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

2024 Key Developments

Joint Development Agreement with Maas Energy Works, LLC. In May 2024, we entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”) that granted us exclusive rights to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms. Pursuant to the Maas JDA, we have the option to exercise our exclusive development rights with respect to these projects subject to our due diligence. Any RNG produced from the ADG RNG project(s) will be available to us for sale as vehicle fuel.

East Valley Dairy Farm Bankruptcy. In April 2024, the dairy farm partner to an ADG RNG production project located in East Valley, Idaho that is currently under construction by the 50-50 joint venture between us and BP Products North American Inc. (the “bpJV”) filed for Chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Idaho. The bpJV is party to contracts with the dairy farm partner to lease land and to receive manure feedstock for the ADG RNG production facility currently in construction. The Company is gathering facts, closely monitoring the bankruptcy proceedings, and assessing possible future developments and alternatives. At present, substantial uncertainty exists and a wide range of potential outcomes are possible, from continuing to construct and operate the project as contemplated prior to the bankruptcy proceedings to taking a loss of a substantial part of our investment due to the outcome of the proceedings. In light of this situation, the bpJV has taken steps to vigorously protect its interests in connection with the bankruptcy proceedings and is considering adjusting its capital expenditure schedule for the project, delaying certain expenditures to the extent permitted by the applicable contracts, until more clarity develops.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2023 Form 10-K. Except as set forth below, and in “Impact of COVID-19, Inflation, Labor Shortage, Material Availability and Interest Rate” above, there have been no material changes to such trends as described in the MD&A contained in our 2023 Form 10-K.

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

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have fluctuated significantly during 2021, 2022 and 2023 and will likely continue to be volatile. Further, LCFS Credit prices have fluctuated significantly during 2022 and 2023 and will likely continue to be volatile.

The market price of our common stock has been and may continue to be volatile and unpredictable. If a decline of our market capitalization were sustained, we may need to perform goodwill impairment tests more frequently and it is possible that our goodwill could become impaired, which could result in material non-cash charges and adversely affect our results of operations.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of March 31, 2024, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2023 Form 10-K. During the three months ended March 31, 2024, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2023 Form 10-K. Except for certain updates relating to our goodwill impairment assessment, which are described below, there have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2023 Form 10-K.

Impairment of Goodwill and Long-Lived Assets

Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. We assess our goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We are required to use judgment when applying the goodwill impairment test, including, among other considerations, the identification of reporting unit(s), the assessment of qualitative factors, and the estimation of fair value of a reporting unit in the quantitative approach. We determined that we are a single reporting unit for the purpose of goodwill impairment test. We perform the impairment test annually on October 1st, or more frequently if facts or circumstances change that would indicate that the carrying amount may be impaired.

The qualitative goodwill assessment includes the potential effect on a reporting unit’s fair value of certain events and circumstances, including its enterprise value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is performed. Alternatively, we may bypass the qualitative assessment for a reporting unit and directly perform the quantitative goodwill impairment test.

The quantitative goodwill impairment test estimates the reporting unit's fair value based on its market value of invested capital plus a market participant acquisition premium derived from recent merger and acquisition transactions in comparable industry and market sectors as those in which the Company operates. The estimates, including the estimation methodology, used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions, stock price fluctuations or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the reporting unit.

Due to a decline in the market price of our common stock subsequent to December 31, 2023, we performed an interim quantitative goodwill impairment test as of March 31, 2024 for our single reporting unit as described above, which resulted in a fair value, based on its market value of invested capital plus a market participant acquisition premium, that exceeded carrying value by 7% or $70.0 million. Although, subsequent to March 31, 2024, there has been further declines in the market price of our common stock and in our market capitalization, we have not deemed that such decline will be sustained nor have we identified other events or circumstances that would more likely than not reduce the fair value of our reporting unit to below its carrying value on a sustained basis. As such, we believe the reporting unit’s goodwill as of March 31, 2024 was not impaired. It is possible that our goodwill could become impaired if we determine in a subsequent period that the fair value of our reporting unit was less than its carrying amount on a sustained basis, which could result in a material charge and adversely affect our results of operations.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended
	March 31,
	2023	2024
Statements of Operations Data:
Revenue:
Product revenue	90.6%	86.2%
Service revenue	9.4	13.8
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	90.5	64.0
Service cost of sales	5.8	8.8
Selling, general and administrative	22.4	25.3
Depreciation and amortization	8.1	10.8
Total operating expenses	126.8	108.9
Operating loss	(26.8)	(8.9)
Interest expense	(3.3)	(7.5)
Interest income	2.1	3.5
Other income, net	—	0.1
Loss from equity method investments	(1.4)	(5.2)
Loss before income taxes	(29.4)	(18.0)
Income tax (expense) benefit	—	0.2
Net loss	(29.4)	(17.8)
Loss attributable to noncontrolling interest	0.1	0.2
Net loss attributable to Clean Energy Fuels Corp.	(29.3)%	(17.6)%

Product revenue. Product revenue for the three months ended March 31, 2024 decreased by $30.3 million to $89.4 million, representing 86.2% of total revenue, compared to $119.7 million, representing 90.6% of total revenue, for the three months ended March 31, 2023. The decrease was primarily due to (1) lower average prices on fuel sold driven by a decrease in the prices of natural gas, partially offset by an increase in total GGEs of fuel sold, resulting in a $39.4 million decrease in product revenue from the prior year period and (2) a decrease in LCFS revenue of $2.5 million primarily due to the timing of a contract for the sale of certain LCFS credits being transacted in April 2024. The decrease in product revenue between periods was partially offset by (1) an increase in RIN revenue of $4.3 million principally attributable to higher average RIN prices, (2) an increase in AFTC revenue of $0.9 million primarily due to higher fuel volumes sold in the first quarter of 2024 when compared to the same period in 2023, (3) a decrease of $0.8 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant due to zero amortization of a customer incentive asset in the first quarter of 2024, partially offset by higher customer fuel purchases, (4) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized gain of $1.6 million in the three months ended March 31, 2024 compared to an unrealized loss of $2.5 million in the same period in 2023, and (5) an increase in station construction sales of $1.5 million due to increased construction activities.

Service revenue. Service revenue for the three months ended March 31, 2024 increased $1.9 million to $14.3 million, representing 13.8% of total revenue, compared to $12.4 million, representing 9.4% of total revenue, for the three months ended March 31, 2023. The increase was primarily due to an increase in GGEs serviced and an increase in management fee revenue from our joint ventures with TotalEnergies and bp.

Product cost of sales. Product cost of sales for the three months ended March 31, 2024 decreased by $53.3 million to $66.4 million, representing 64.0% of total revenue, from $119.7 million, representing 90.5% of total revenue, in the three months ended March 31, 2023. The decrease was primarily due to lower average prices of natural gas in the first quarter of 2024 when compared to those in the same period in 2023. In the first quarter of 2023, there was a significant rise in the cost of natural gas in California during January and February. The effects of lower natural gas prices in the first quarter of 2024 were partially offset by an increase in GGEs of fuel sold and a $1.8 million increase in station construction costs.

Service cost of sales. Service cost of sales for the three months ended March 31, 2024 increased by $1.6 million to $9.2 million, representing 8.8% of total revenue, compared with $7.6 million or 5.8% of total revenue in the three months ended March 31, 2023. The increase was primarily due to an increase in GGEs serviced.

Selling, general and administrative. Selling, general and administrative expenses decreased by $3.4 million to $26.2 million in the three months ended March 31, 2024, from $29.6 million in the three months ended March 31, 2023. The decrease was primarily driven by a $3.5 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior years and a $0.4 million decrease in legal, consulting and other professional fees, partially offset by a $0.5 million increase in salaries and benefits due to higher headcount.

Depreciation and amortization. Depreciation and amortization increased by $0.5 million to $11.2 million in the three months ended March 31, 2024, from $10.7 million in the three months ended March 31, 2023. The increase was primarily due to higher amount of depreciable assets.

Interest expense. Interest expense increased by $3.4 million to $7.8 million in the three months ended March 31, 2024, from $4.4 million in the three months ended March 31, 2023, primarily due to (1) higher outstanding indebtedness and (2) higher amortization of debt discount and issuance costs.

Interest income. Interest income increased by $0.9 million to $3.6 million in the three months ended March 31, 2024, from $2.7 million in the three months ended March 31, 2023, primarily due to higher average interest rates and higher average balances of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $3.5 million to $5.4 million in the three months ended March 31, 2024, from $1.9 million in the three months ended March 31, 2023, due to the operating results of SAFE&CEC S.r.l., our joint venture(s) with TotalEnergies and bp, and our other equity method investees.

Income tax (expense) benefit. Income tax benefit was $0.1 million for the three months ended March 31, 2023. We recognized an income tax benefit of $0.2 million for the three months ended March 31, 2024. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended March 31, 2023 and 2024, we recorded a gain of $0.1 million and $0.2 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2023 and 2024 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $2.6 million in the three months ended March 31, 2024, compared to cash used in operating activities of $19.0 million in the comparable 2023 period. The increase in cash provided by operating activities was primarily attributable to higher gross margin relating to the procurement and sales of natural gas in the three months ended March 31, 2024 when compared to the same period in 2023. Additionally, changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash contributed to the increase in cash provided by operating activities in the three months ended March 31, 2024 when compared to the same period in 2023.

Investing Activities. Cash used in investing activities was $19.9 million in the three months ended March 31, 2024, compared to cash provided by investing activities of $60.5 million in the comparable 2023 period. The increase in cash used in investing activities was primarily attributable to an $85.4 million increase in net purchases of short-term investments in the three months ended March 31, 2024 when compared to the same period in 2023 and a $3.6 million increase in net disbursements for loan receivables, partially offset by a net decrease of $8.3 million in capital expenditures on property and equipment and on RNG production projects and a $0.3 million receipt from insurance claims.

Financing Activities. Cash provided by financing activities was $1.8 million in the three months ended March 31, 2024, compared to $0.8 million used in financing activities in the comparable 2023 period. The increase in cash provided by financing activities was primarily attributable to higher cash receipts of incentive payments relating to our Adopt-a-Port program, partially offset by lower cash receipts from exercise of stock options and higher cash payments of debt issuance fees relating to the Stonepeak Credit Agreement (as defined in Note 12).

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

Our business plan calls for approximately $60.0 million in capital expenditures in 2024. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2024, we anticipate deploying up to approximately $120.0 million to develop ADG RNG production facilities. As of March 31, 2024, we have invested $273.9 million in the development of ADG RNG production facilities, which includes $238.1 million contributed to our joint ventures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $303.5 million in principal amount as of March 31, 2024, of which approximately $1.5 million, $1.0 million, $0.6 million, $0.4 million, $0.0 million and $300.0 million are expected to become due in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively. Based on our outstanding indebtedness and applicable interest rates as of March 31, 2024, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.1 million in 2024, $7.1 million of which had been paid when due as of March 31, 2024. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $150.3 million as of March 31, 2024, of which approximately $11.4 million, $15.6 million, $15.6 million, $15.6 million, $14.8 million and $77.3 million are expected to become due in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2024, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $248.9 million, compared to $263.1 million as of December 31, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $53.3 million;
●	A loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

We entered into a note purchase agreement, dated January 8, 2024, with Rimere pursuant to which we committed to make available up to $10.0 million in delayed draw loans to support Rimere’s working capital requirements (see Note 17).

As of March 31, 2024, we have quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through September 2024.

In addition, as of March 31, 2024, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $190.6 million of our total cost of sales in 2023 and $36.1 million of our total cost of sales for the three months ended March 31, 2024.

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

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of March 31, 2024, then we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $0.5 million.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2024, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2024, we would expect a corresponding fluctuation in the value of the net assets to be immaterial.

Interest Rate Risk

As of March 31, 2024, we had no debt that bears a variable rate of interest. Certain LIBOR tenors were discontinued after 2021 with other LIBOR tenors discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt or fees on our fixed rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Our RNG business may not be successful.

Our RNG business consists of procuring RNG from projects we plan to develop and own or from projects owned by third-party producers and reselling this RNG through our fueling infrastructure. The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG; sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and sell Environmental Credits we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel at favorable prices as well as our ability to appropriately balance supply we take with demand from customers. Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production, including unpredictable production levels or other difficulties due to, among others, problems with equipment, severe weather, droughts, financial condition or bankruptcy or insolvency of the applicable ADG and LFG source owner, health crises and pandemics, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion, required maintenance, or other operational issues. The agriculture industry generally, and the dairy industry in particular, are subject to risks and uncertainties that may lead to financial and other challenges impacting RNG production levels and potentially our future investments in RNG projects. For example, various entities with whom we have contracted for our project in East Valley, Idaho filed for Chapter 11 bankruptcy protection in April 2024, which could have a material adverse impact on our RNG production at and investment in that project. Our ability to balance supply with demand from customers is subject to risk where we are committed to acquire RNG produced by third-party producers that could exceed the level of demand of our customers. If we are unable to maintain an adequate supply of RNG or are oversupplied with RNG versus customer demand, our business, financial condition, and performance could be negatively affected. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized.

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

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: (i) changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; (ii) construction risks, including the risk of delay, that may arise because of inclement weather, natural disasters, accidents, labor disruptions, disputes, or increases in costs for or shortages of equipment and construction materials; (iii) operating risks; (iv) weather conditions; (v) financial condition of the applicable source owner, including obstacles to their ability to adequately fund their operations or pay vendors and creditors; (vi) health of the applicable dairy herd; (vii) consolidation in the dairy industry; (viii) budget overruns; (ix) possible liabilities because of unforeseen environmental, construction, technological or other complications; (x) failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; (xi) diseases and health crises; and (xii) failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations. Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

Acquisition, financing, construction, and development of projects by us or our partners that own projects and divestitures, investments or other strategic relationships, may not commence on anticipated timelines or at all, may not meet expectations, and may otherwise harm our business.

Our strategy is to continue to expand, including through the acquisition of additional projects and by signing additional supply agreements with third-party project owners. From time to time, we and our partners enter into nonbinding letters of intent for projects. Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all. The acquisition, financing, construction and development of projects involves numerous risks, including: the ability to obtain financing for a project on acceptable terms or at all; difficulties in identifying, obtaining, and permitting suitable sites for new projects; failure to obtain all necessary rights to land access and use; inaccuracy of assumptions with respect to the cost and schedule for completing construction; inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life; delays in deliveries or increases in the price of equipment; permitting and other regulatory issues, license revocation and changes in legal requirements; increases in the cost of labor, labor disputes and work stoppages; potential business, financial stress or bankruptcy of partners or applicable source owners; failure to receive quality and timely performance of third-party or utility services; unforeseen engineering and environmental problems; cost overruns; accidents involving personal injury or the loss of life; and weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

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

The development, design and construction process for ADG RNG projects generally lasts between 12 to 24 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as whether the necessary permits to develop a project on that site are available. After entering into a project letter of intent, we perform a more detailed review of the site’s facilities, including a life-cycle assessment, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner and other parties. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 15-18 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the Environmental Protection Agency (“EPA”) and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

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

We have incurred pre-tax losses in the past, may incur losses in the future, and may never sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, we have recorded significant charges in connection with our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. For example, due to a decline in the market price of our common stock, we determined that an indicator of potential goodwill impairment existed as of March 31, 2024; as such, we performed an interim goodwill impairment test of our single reporting unit.

In addition, changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (the “Credit Agreement”) with the lenders from time to time party thereto (“Lenders”) and Stonepeak CLNE-L Holdings LP (“Stonepeak”), as the administrative agent and collateral agent for the Lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of March 31, 2024, we had total consolidated indebtedness of $265.3 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (defined below), Total Marketing Services, SAS (“TMS”), a wholly owned subsidiary of TotalEnergies, owns approximately 19% of our outstanding shares of common stock as of March 31, 2024. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2024;
(ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2023 and 2024;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three months Ended March 31, 2023 and 2024;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three months Ended March 31, 2023 and 2024;
(v) Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2023 and 2024; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*     Filed herewith.

**   Pursuant to Item 601(b)(32)(ii) of Regulation S-K (17 C.F.R. § 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN ENERGY FUELS CORP.

Date: May 9, 2024	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)