Form 10-Q
period 2024-09-30
Clean Energy Fuels Corp.
filed 2024-11-06
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 223,456,532 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	September 30,
	2023	2024
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$106,963	$119,003
Short-term investments	158,186	126,570
Accounts receivable, net of allowance of $1,475 and $1,772 as of December 31, 2023 and September 30, 2024, respectively	98,426	93,046
Other receivables	19,770	29,653
Inventory	45,335	45,833
Prepaid expenses and other current assets	41,495	28,265
Total current assets	470,175	442,370
Operating lease right-of-use assets	92,324	93,051
Land, property and equipment, net	331,758	354,449
Notes receivable and other long-term assets, net	35,735	33,153
Investments in other entities	258,773	250,712
Goodwill	64,328	64,328
Intangible assets, net	6,365	6,365
Total assets	$1,259,458	$1,244,428
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$38	$44
Current portion of finance lease obligations	1,758	1,813
Current portion of operating lease obligations	6,687	7,787
Accounts payable	56,995	31,475
Accrued liabilities	91,534	97,522
Deferred revenue	4,936	5,842
Derivative liabilities, related party	1,875	—
Total current liabilities	163,823	144,483
Long-term portion of debt	261,123	264,032
Long-term portion of finance lease obligations	1,839	1,353
Long-term portion of operating lease obligations	89,065	90,976
Other long-term liabilities	9,961	12,448
Total liabilities	525,811	513,292
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 223,026,966 shares and 223,430,400 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively	22	22
Additional paid-in capital	1,658,339	1,709,622
Accumulated deficit	(929,472)	(982,383)
Accumulated other comprehensive loss	(2,119)	(2,508)
Total Clean Energy Fuels Corp. stockholders’ equity	726,770	724,753
Noncontrolling interest in subsidiary	6,877	6,383
Total stockholders’ equity	733,647	731,136
Total liabilities and stockholders’ equity	$1,259,458	$1,244,428

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Revenue:
Product revenue	$81,279	$89,900	$276,635	$262,274
Service revenue	14,292	14,976	41,667	44,265
Total revenue	95,571	104,876	318,302	306,539
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	65,427	63,867	240,655	184,206
Service cost of sales	9,002	9,322	25,204	28,524
Selling, general and administrative	29,117	28,865	87,314	83,444
Depreciation and amortization	13,389	11,350	34,960	33,796
Total operating expenses	116,935	113,404	388,133	329,970
Operating loss	(21,364)	(8,528)	(69,831)	(23,431)
Interest expense	(3,893)	(8,357)	(12,612)	(24,040)
Interest income	2,551	3,600	8,034	10,818
Other income (expense), net	14	35	85	93
Loss from equity method investments	(3,304)	(5,022)	(7,109)	(16,215)
Loss before income taxes	(25,996)	(18,272)	(81,433)	(52,775)
Income tax (expense) benefit	47	(50)	166	(630)
Net loss	(25,949)	(18,322)	(81,267)	(53,405)
Loss attributable to noncontrolling interest	137	147	457	494
Net loss attributable to Clean Energy Fuels Corp.	$(25,812)	$(18,175)	$(80,810)	$(52,911)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.36)	$(0.24)
Weighted-average common shares outstanding:
Basic and diluted	222,973,575	223,428,900	222,867,303	223,310,150

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2023	2024	2023	2024	2023	2024
Net loss	$(25,812)	$(18,175)	$(137)	$(147)	$(25,949)	$(18,322)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2023 and 2024	(864)	772	—	—	(864)	772
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2023 and 2024	(1,097)	255	—	—	(1,097)	255
Total other comprehensive income (loss)	(1,961)	1,027	—	—	(1,961)	1,027
Comprehensive loss	$(27,773)	$(17,148)	$(137)	$(147)	$(27,910)	$(17,295)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2023	2024	2023	2024	2023	2024
Net loss	$(80,810)	$(52,911)	$(457)	$(494)	$(81,267)	$(53,405)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2023 and 2024	182	(564)	—	—	182	(564)
Unrealized gains on available-for-sale securities, net of $0 tax in 2023 and 2024	260	175	—	—	260	175
Total other comprehensive income (loss)	442	(389)	—	—	442	(389)
Comprehensive loss	$(80,368)	$(53,300)	$(457)	$(494)	$(80,825)	$(53,794)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2022	222,437,429	$22	$1,553,668	$(829,975)	$(3,722)	$7,478	$727,471
Issuance of common stock	470,351	—	332	—	—	—	332
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	6,096	—	—	—	6,096
Stock-based sales incentive charges	—	—	8,172	—	—	—	8,172
Net loss	—	—	—	(38,697)	—	(135)	(38,832)
Other comprehensive income	—	—	—	—	705	—	705
Balance, March 31, 2023	222,907,780	22	1,568,093	(868,672)	(3,017)	7,343	703,769
Issuance of common stock	2,277	—	3	—	—	—	3
Stock-based compensation	—	—	6,093	—	—	—	6,093
Stock-based sales incentive charges	—	—	7,820	—	—	—	7,820
Net loss	—	—	—	(16,301)	—	(185)	(16,486)
Other comprehensive income	—	—	—	—	1,698	—	1,698
Balance, June 30, 2023	222,910,057	22	1,582,009	(884,973)	(1,319)	7,158	702,897
Issuance of common stock	77,191	—	284	—	—	—	284
Stock-based compensation	—	—	6,091	—	—	—	6,091
Stock-based sales incentive charges	—	—	10,250	—	—	—	10,250
Net loss	—	—	—	(25,812)	—	(137)	(25,949)
Other comprehensive loss	—	—	—	—	(1,961)	—	(1,961)
Balance, September 30, 2023	222,987,248	$22	$1,598,634	$(910,785)	$(3,280)	$7,021	$691,612

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2023	223,026,966	$22	$1,658,339	$(929,472)	$(2,119)	$6,877	$733,647
Issuance of common stock	236,089	—	231	—	—	—	231
Shares withheld related to net share settlement	—	—	(304)	—	—	—	(304)
Stock-based compensation	—	—	2,629	—	—	—	2,629
Stock-based sales incentive charges	—	—	12,897	—	—	—	12,897
Net loss	—	—	—	(18,443)	—	(173)	(18,616)
Other comprehensive loss	—	—	—	—	(875)	—	(875)
Balance, March 31, 2024	223,263,055	22	1,673,792	(947,915)	(2,994)	6,704	729,609
Issuance of common stock	69,447	—	—	—	—	—	—
Stock-based compensation	—	—	2,862	—	—	—	2,862
Stock-based sales incentive charges	—	—	14,079	—	—	—	14,079
Issuance of common stock warrants	—	—	29	—	—	—	29
Net loss	—	—	—	(16,293)	—	(174)	(16,467)
Other comprehensive loss	—	—	—	—	(541)	—	(541)
Balance, June 30, 2024	223,332,502	22	1,690,762	(964,208)	(3,535)	6,530	729,571
Issuance of common stock	97,898	—	223	—	—	—	223
Stock-based compensation	—	—	2,863	—	—	—	2,863
Stock-based sales incentive charges	—	—	15,766	—	—	—	15,766
Issuance of common stock warrants	—	—	8	—	—	—	8
Net loss	—	—	—	(18,175)	—	(147)	(18,322)
Other comprehensive income	—	—	—	—	1,027	—	1,027
Balance, September 30, 2024	223,430,400	$22	$1,709,622	$(982,383)	$(2,508)	$6,383	$731,136

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(81,267)	$(53,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,960	33,796
Provision for credit losses and inventory	1,486	1,435
Stock-based compensation expense	18,280	8,354
Stock-based sales incentive charges	44,473	42,742
Change in fair value of derivative instruments	304	(267)
Amortization of discount, debt issuance cost and Section 30C tax credit	(3,475)	(1,343)
Loss (gain) on disposal of property and equipment	(134)	431
Asset impairments and other charges	555	—
Loss from equity method investments	7,109	16,215
Non-cash lease expense	4,629	6,936
Deferred income taxes	(235)	561
Accretion of ARO liabilities	—	280
Changes in operating assets and liabilities:
Accounts and other receivables	(7,046)	(927)
Inventory	(6,009)	(1,183)
Prepaid expenses and other assets	(3,918)	9,640
Operating lease liabilities	(2,975)	(4,404)
Accounts payable	4,204	(23,098)
Deferred revenue	(2,296)	1,043
Accrued liabilities and other	(7,862)	5,908
Net cash provided by operating activities	783	42,714
Cash flows from investing activities:
Purchases of short-term investments	(334,272)	(660,582)
Maturities and sales of short-term investments	329,403	697,020
Payment and deposits on equipment and manure rights for ADG RNG production projects	(17,709)	(7,687)
Purchases of and deposits on property and equipment	(67,298)	(53,464)
Grant proceeds for capital projects	1,947	952
Proceeds received for joint development and construction of station projects	3,137	2,840
Disbursements for loans receivable	(3,500)	(7,398)
Proceeds from paydowns, maturities, and sales of loans receivable	1,835	290
Investments in other entities	(5,500)	(3,251)
Advance to DR JV	(5,500)	—
Proceeds from settlement of insurance claims	495	314
Proceeds from disposal of property and equipment	230	413
Net cash (used in) investing activities	(96,732)	(30,553)
Cash flows from financing activities:
Issuance of common stock	175	43
Payment of tax withholdings on net settlement of equity awards	(175)	(304)
Fees paid for lender and debt issuance costs	(1,732)	(927)
Proceeds for Adopt-A-Port program	390	3,390
Repayment of proceeds for Adopt-A-Port program	(1,071)	(1,361)
Proceeds from debt instruments	255	—
Repayments of debt instruments and finance lease obligations	(870)	(934)
Net cash (used in) financing activities	(3,028)	(93)
Effect of exchange rates on cash, cash equivalents and restricted cash	126	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	(98,851)	12,040
Cash, cash equivalents and restricted cash, beginning of period	125,950	106,963
Cash, cash equivalents and restricted cash, end of period	$27,099	$119,003
Supplemental disclosure of cash flow information:
Income taxes paid	$57	$65
Interest paid, net of $1,673 and $1,460 capitalized, respectively	$11,927	$20,504

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2024, results of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2024, and cash flows for the nine months ended September 30, 2023 and 2024. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or any future year.

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

Impairment of Goodwill and Long-Lived Assets

Due to a decline in the market price of the Company's common stock subsequent to December 31, 2023, the Company performed an interim quantitative goodwill impairment test as of September 30, 2024 for its single reporting unit. In connection with the quantitative goodwill impairment test, the Company estimated the fair value of its reporting unit based on its market value of invested capital plus a market participant acquisition premium. The results of the quantitative goodwill impairment test performed as of September 30, 2024 indicated that the fair value of the Company’s reporting unit exceeded its carrying value by 17% or $179.2 million; as such, no impairment charges relating to goodwill were recorded in the three and nine months ended September 30, 2024.

In addition, due to a decline in share price of the Company's common stock, the Company assessed whether such event or any other events or changes in circumstances indicated that the carrying value of the Company’s long-lived assets may not be recoverable. Based on the Company’s assessment, no impairment triggering events were identified as of September 30, 2024.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements. The Company will adopt this ASU for the year ending December 31, 2024, and expects the adoption of the standard will impact certain of our segment reporting disclosures in the Notes to the Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Product revenue:
Volume-related
Fuel sales(1) (3)	$60,006	$64,116	$220,168	$189,717
Change in fair value of derivative instruments(2)	(1,372)	(1,416)	(304)	267
RIN Credits	6,784	11,066	16,664	29,401
LCFS Credits	2,846	1,924	7,618	6,079
AFTC (4)	5,422	6,390	14,977	17,750
Total volume-related product revenue	73,686	82,080	259,123	243,214
Station construction sales	7,593	7,820	17,512	19,060
Total product revenue	81,279	89,900	276,635	262,274
Service revenue:
Volume-related, O&M services	13,646	14,406	39,603	42,563
Other services	646	570	2,064	1,702
Total service revenue	14,292	14,976	41,667	44,265
Total revenue	$95,571	$104,876	$318,302	$306,539
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and nine months ended September 30, 2023, contra-revenue charges recognized in fuel revenue were $16.8 million and $44.5 million, respectively. For the three and nine months ended September 30, 2024, contra-revenue charges recognized in fuel revenue were $15.8 million and $42.7 million, respectively. See Note 14 for more information.
(2)	Represents changes in fair value of unsettled derivative instruments relating to the Company’s commodity swap and customer fueling contracts associated with the Company’s truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Includes net settlement of the Company’s commodity swap derivative instruments. For the three and nine months ended September 30, 2023, net settlement payments recognized in fuel revenue were $1.9 million and $2.9 million, respectively. For the three and nine months ended September 30, 2024, net settlement payments recognized in fuel revenue were $0.0 million and $2.4 million, respectively.
(4)	Represents the federal alternative fuel excise tax credit (“AFTC”). See Note 19 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $33.8 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2023 and September 30, 2024, the Company’s contract balances were as follows (in thousands):

	December 31,	September 30,
	2023	2024
Accounts receivable, net	$98,426	$93,046

Contract assets - current	$7,823	$4,951
Contract assets - non-current	2,433	2,045
Contract assets - total	$10,256	$6,996

Contract liabilities - current	$4,936	$5,842
Contract liabilities - non-current	151	95
Contract liabilities - total	$5,087	$5,937

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

Revenue recognized in the nine months ended September 30, 2023 relating to the Company’s contract liability balances as of December 31, 2022 was $4.2 million. The increase in the contract liability balance in the nine months ended September 30, 2024 is mainly driven by billings in excess of revenue recognized and customer advances in the nine months ended September 30, 2024, partially offset by $3.4 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2023.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.5 million and $0.6 million from the LLC’s operations in the three months ended September 30, 2023 and 2024, respectively, and a loss of $1.9 million and $1.5 million from the LLC’s operations in the nine months ended September 30, 2023 and 2024, respectively. The Company had an investment balance of $7.5 million and $6.0 million as of December 31, 2023 and September 30, 2024, respectively.

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

As of September 30, 2024, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $0.8 million and $2.6 million from this investment in the three months ended September 30, 2023 and 2024, respectively, and a loss of $1.4 million and $8.5 million from this investment in the nine months ended September 30, 2023 and 2024, respectively. The Company had an investment balance in the bpJV of $220.3 million and $211.8 million as of December 31, 2023 and September 30, 2024, respectively.

Maas Energy Works, LLC Joint Development

On May 8, 2024, the Company entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”), granting the Company exclusive right to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms subject to its due diligence. Pursuant to the Maas JDA, the Company will provide financing to fund the development, construction, operation and maintenance of approved ADG RNG production projects, and Maas will manage and oversee the development, construction, operations and maintenance of such approved projects. The Company will record all the associated income/loss in earnings until a certain rate of return is achieved and then receive 49% of the income/loss in earnings with Maas receiving 51%. The Company contemplates investing up to $132.0 million of equity capital in production projects in connection with the Maas joint development. RNG produced from projects developed and constructed in connection with the Maas joint development will be available to the Company for sale as vehicle fuel.

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because it has the ability to exercise significant influence but does not control the Project LLC’s operations. In the three months ended September 30, 2024, the Project LLC issued capital calls totaling $3.0 million, which has been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects. No income or loss was recorded from the Project LLC’s operations in the three and nine months ended September 30, 2024. The Company had an investment balance of $0.0 million and $4.1 million as of December 31, 2023 and September 30, 2024, respectively. Subsequent to September 30, 2024, the Project LLC issued a Capital Call in the amount of $29.6 million, which was contributed by the Company in October 2024.

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

The Company accounts for its interest in SAFE&CEC S.r.l. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE&CEC S.r.l.’s operations. The Company recorded a loss of $1.1 million in the three months ended September 30, 2023. The loss in the three months ended September 30, 2024 was immaterial. The Company recorded a loss of $1.3 million and $1.9 million in the nine months ended September 30, 2023 and 2024, respectively. The Company had an investment balance in SAFE&CEC S.r.l. of $21.2 million and $18.8 million as of December 31, 2023 and September 30, 2024, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of September 30, 2024, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.1 million in the three months ended September 30, 2023 and 2024, and a loss attributable to the noncontrolling interest in NG Advantage of $0.5 million in the nine months ended September 30, 2023 and 2024. The carrying value of the noncontrolling interest was $6.9 million and $6.4 million as of December 31, 2023 and September 30, 2024, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of December 31, 2023 and September 30, 2024, the Company had an investment balance recorded at cost of $8.0 million and $8.1 million, respectively. The Company did not recognize any adjustments to the recorded cost basis in the three and nine months ended September 30, 2023 and 2024.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
Current assets:
Cash and cash equivalents	$104,944	$116,953
Restricted cash - standby letter of credit	2,019	2,050
Total cash, cash equivalents and current portion of restricted cash	$106,963	$119,003

Total cash, cash equivalents and restricted cash	$106,963	$119,003

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $105.6 million and $118.1 million as of December 31, 2023 and September 30, 2024, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.0 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2023 and September 30, 2024.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of September 30, 2024, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2023 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$157,628	$28	$157,656
Certificates of deposit	530	—	530
Total short-term investments	$158,158	$28	$158,186

Short-term investments as of September 30, 2024 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$125,972	$57	$126,029
Certificates of deposit	541	—	541
Total short-term investments	$126,513	$57	$126,570

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

Commodity swaps and embedded derivatives as of December 31, 2023 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,593	$—	$2,593
Notes receivable and other long-term assets, net	2,035	—	2,035
Total derivative assets	$4,628	$—	$4,628
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,875	$—	$1,875
Total derivative liabilities	$1,875	$—	$1,875

Embedded derivatives as of September 30, 2024 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,719	$—	$1,719
Notes receivable and other long-term assets, net	1,301	—	1,301
Total derivative assets	$3,020	$—	$3,020

As of December 31, 2023, the Company had a total volume on open commodity swap contracts of 1.9 million at a weighted-average price of approximately $3.18 per gallon. There was no volume on open commodity swap contracts as of September 30, 2024 as the contracts ended June 30, 2024.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2023 and September 30, 2024, by year with associated volumes:

	December 31, 2023		September 30, 2024
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2024	1,875,000	$3.18	—	$—

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Company’s truck financing program based on the following inputs as of December 31, 2023 and September 30, 2024:

	December 31, 2023		September 30, 2024
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.97 - $2.27	$2.15	$ 2.11 - $ 2.16	$2.13
Historical Differential to PADD 3 Diesel	$0.92 - $1.62	$1.16	$ 0.73 - $ 1.62	$1.18
Historical Differential to PADD 5 Diesel	$1.89 - $3.16	$2.48	$ 1.99 - $ 3.16	$2.58

Convertible Promissory Notes

In connection with the Company’s loan commitments (see Note 17) to Rimere, LLC (“Rimere”), an equity method investee, the Company acquired convertible promissory notes with aggregate principal balances equaling the total amount of drawdowns on the loan commitments. In addition, in May 2024, the Company invested in a convertible promissory note with a principal balance of $2.0 million issued by Bridge to Renewables, Inc. (“BTR”). These convertible promissory notes are classified as available-for-sale and are carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the notes are discounted to their present value using an expected discount rate. The discount rate used reflected the interest rates offered on loans of similar term and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement.

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory notes from Rimere as of December 31, 2023 and September 30, 2024:

Significant Unobservable Inputs	December 31, 2023	September 30, 2024
Risk-free interest rate	5.39%	4.73%
Credit adjustment	5.31%	4.76%
Credit adjusted discount rate	10.70%	9.49%

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note from BTR as of September 30, 2024:

Significant Unobservable Inputs	September 30, 2024
Risk-free interest rate	4.30%
Credit adjustment	8.79%
Credit adjusted discount rate	13.09%

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

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2023 or September 30, 2024.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$157,656	$157,656	$—	$—
Convertible promissory notes(4)	2,330	—	—	2,330
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	4,628	—	—	4,628
Liabilities:
Commodity swap contracts (2)	$1,875	$—	$—	$1,875

	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$126,029	$126,029	$—	$—
Convertible promissory notes(4)	6,020	—	—	6,020
Certificates of deposit (1)	541	—	541	—
Embedded derivatives (3)	$3,020	$—	$—	$3,020

(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See note 5 for more information.
(2)	Included in “Derivative liabilities, related party” as of December 31, 2023 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net” as of December 31, 2023 and September 30, 2024 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(4)	Included in “Other receivables” as of December 31, 2023 and September 30, 2024 in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Liabilities:	Liabilities:
	Embedded	Convertible	Commodity	Embedded
	Derivatives	Promissory Note	Swap Contracts	Derivatives
Balance as of June 30, 2023	$6,837	$4,295	$(2,779)	$(80)
Settlements, net	—	—	1,893	—
Total gain (loss)	(508)	(1,084)	(2,837)	80
Purchases	—	1,243	—	—
Equity method investment loss(1)	—	(926)	—	—
Balance as of September 30, 2023	$6,329	$3,528	$(3,723)	$—

Balance as of June 30, 2024	$4,436	$5,460	$—	$—
Settlements, net	—	—	—	—
Total gain (loss)	(1,416)	198	—	—
Purchases	—	2,212	—	—
Equity method investment loss(1)	—	(1,850)	—	—
Balance as of September 30, 2024	$3,020	$6,020	$—	$—

Change in unrealized gain (loss) for the three months ended September 30, 2023 included in earnings	$(508)	$—	$(944)	$80
Change in unrealized gain (loss) for the three months ended September 30, 2024 included in earnings	$(1,416)	$—	$—	$—
Change in unrealized gain (loss) for the three months ended September 30, 2023 included in other comprehensive income (loss)	$—	$(1,084)	$—	$—
Change in unrealized gain (loss) for the three months ended September 30, 2024 included in other comprehensive income (loss)	$—	$198	$—	$—

	Assets:	Assets:	Liabilities:	Liabilities:
	Embedded	Convertible	Commodity	Embedded
	Derivatives	Promissory Notes	Swap Contracts	Derivatives
Balance as of December 31, 2022	$6,755	$1,880	$(3,845)	$—
Settlements, net	—	—	2,926	—
Total gain (loss)	(426)	21	(2,804)	—
Purchases	—	3,721	—	—
Equity method investment loss(1)	—	(2,094)	—	—
Balance as of September 30, 2023	$6,329	$3,528	$(3,723)	$—

Balance as of December 31, 2023	$4,628	$2,330	$(1,875)	$—
Settlements, net	—	—	2,366	—
Total gain (loss)	(1,608)	145	(491)	—
Purchases	—	7,939	—	—
Equity method investment loss(1)	—	(4,394)	—	—
Balance as of September 30, 2024	$3,020	$6,020	$—	$—

Change in unrealized gain (loss) for the nine months ended September 30, 2023 included in earnings	$(426)	$—	$122	$—
Change in unrealized gain (loss) for the nine months ended September 30, 2024 included in earnings	$(1,608)	$—	$1,875	$—
Change in unrealized gain (loss) for the nine months ended September 30, 2023 included in other comprehensive income (loss)	$—	$21	$—	$—
Change in unrealized gain (loss) for the nine months ended September 30, 2024 included in other comprehensive income (loss)	$—	$145	$—	$—

(1)	Represents the Company’s proportionate share of Rimere’s losses. These losses are recorded as adjustments to the carrying value of the convertible promissory notes because the Company’s equity investment in Rimere had been reduced to zero.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2023 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$260,906	$253,303
Other Debt	255	255
Total Debt	$261,161	$253,558

Debt instruments as of September 30, 2024 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$263,865	$265,201
Other Debt	211	211
Total Debt	$264,076	$265,412

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
Loans to customers to finance vehicle purchases	$194	$80
Accrued customer billings	5,566	4,090
Fuel tax credits	8,876	17,470
Other	5,134	8,013
Total other receivables	$19,770	$29,653

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

Inventory as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
Raw materials and spare parts	$45,335	$45,833
Total inventory	$45,335	$45,833

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
Land	$7,397	$19,275
LNG liquefaction plants	96,786	96,786
Station equipment	418,647	465,140
Trailers	70,542	70,684
Other equipment	105,137	104,901
Construction in progress	125,389	119,168
	823,898	875,954
Less accumulated depreciation	(492,140)	(521,505)
Total land, property and equipment, net	$331,758	$354,449

Included in “Land, property and equipment, net” are capitalized software costs of $36.8 million and $38.0 million as of December 31, 2023 and September 30, 2024, respectively. Accumulated amortization of the capitalized software costs are $34.0 million and $35.4 million as of December 31, 2023 and September 30, 2024, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.5 million and $0.4 million in the three months ended September 30, 2023 and 2024, respectively, and $1.4 million and $1.3 million in the nine months ended September 30, 2023 and 2024, respectively.

As of December 31, 2023 and September 30, 2024, $10.2 million and $8.4 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
Accrued alternative fuels incentives (1)	$41,609	$45,545
Accrued employee benefits	5,315	5,185
Accrued gas and equipment purchases	17,485	14,311
Accrued interest	1,451	1,451
Accrued property and other taxes	4,502	5,161
Accrued salaries and wages	8,697	9,892
Other (2)	12,475	15,977
Total accrued liabilities	$91,534	$97,522
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2023 and September 30, 2024 consisted of the following (in thousands):

	December 31, 2023
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$39,094	$260,906
Other debt	255	—	255
Total debt	300,255	39,094	261,161
Less amounts due within one year	(38)	—	(38)
Total long-term debt	$300,217	$39,094	$261,123

	September 30, 2024
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$36,135	$263,865
Other debt	211	—	211
Total debt	300,211	36,135	264,076
Less amounts due within one year	(44)	—	(44)
Total long-term debt	$300,167	$36,135	$264,032

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2024 (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Net loss attributable to Clean Energy Fuels Corp.	$(25,812)	$(18,175)	$(80,810)	$(52,911)

Weighted-average common shares outstanding	222,973,575	223,428,900	222,867,303	223,310,150
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	222,973,575	223,428,900	222,867,303	223,310,150
Basic and diluted loss per share	$(0.12)	$(0.08)	$(0.36)	$(0.24)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Stock options	17,955,617	20,373,438	17,955,617	20,373,438
Stonepeak warrant shares	—	20,021,970	—	20,021,970
Restricted stock units	367,145	1,955,950	367,145	1,955,950
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	77,090,476	101,119,072	77,090,476	101,119,072

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Stock-based compensation expense, net of $0 tax in 2023 and 2024	$6,091	$2,863	$18,280	$8,354

As of September 30, 2024, there was $14.7 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.7 years. As of September 30, 2024, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $3.8 million.

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

The following table summarizes the Amazon Warrant activities for the nine months ended September 30, 2024:

Warrant
Shares
Outstanding and unvested as of December 31, 2023	37,613,035
Granted	—
Vested	(5,289,336)
Outstanding and unvested as of September 30, 2024	32,323,699

5,289,336 shares of the Amazon Warrant vested in the nine months ended September 30, 2024 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $16.8 million and $15.8 million in the three months ended September 30, 2023 and 2024, respectively, and $44.5 million and $42.7 million in the nine months ended September 30, 2023 and 2024, respectively, relating to customer fuel purchases.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of September 30, 2024, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. As of September 30, 2024, the Company has utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock, and a total of $26.5 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No shares were repurchased during the nine months periods ended September 30, 2023 and 2024.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the nine months ended September 30, 2024, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 21,970 shares, consisting of 10,985 shares at an exercise price of $5.50 per share and 10,985 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the nine months ended September 30, 2024:

Warrant
Shares
Outstanding and unexercised as of December 31, 2023	20,000,000
Granted	21,970
Exercised	—
Outstanding and unexercised as of September 30, 2024	20,021,970

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the

Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax benefit of $0.1 million and income tax expense of $0.1 million in the three months ended September 30, 2023 and 2024, respectively. The Company recorded an income tax benefit of $0.2 million and income tax expense of $0.6 million in the nine months ended September 30, 2023 and 2024, respectively. Income tax benefit and/or expense in each period is related to the Company’s U.S. and foreign operations. The effective tax rates for the three and nine months ended September 30, 2023 and 2024 are different from the federal statutory tax rate primarily due to losses for which no tax benefit has been recognized.

The Company increased its unrecognized tax benefits in the nine months ended September 30, 2024 by $4.1 million. This increase is primarily attributable to the portion of AFTC revenue recognized in the period attributed to the federal fuel tax the Company collected from its customers and deductions attributed to the unvested Amazon Warrant during the nine months ended September 30, 2024. The net interest incurred was immaterial for the nine months ended September 30, 2023 and 2024.

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

The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied and credits will be eligible. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available. For the nine months ended September 30, 2024, the Company’s RNG equity method investee transferred the investment tax credits on the two RNG projects that were placed in service in 2023 and received $17.3 million of total cash proceeds.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through March 2025. As of September 30, 2024, the fixed commitments under these contracts totaled approximately $1.0 million for the remainder of the year ending December 31, 2024 and $1.5 million for the year ending December 31, 2025.

Rimere Loan Commitment

In November 2022, the Company entered into a note purchase agreement (the “2022 Note Purchase Agreement”) with Rimere. Pursuant to the 2022 Note Purchase Agreement, the Company irrevocably committed to make available up to $5.5 million in delayed draw loans in exchange for convertible promissory notes issued by Rimere. The convertible promissory notes carry an interest rate of 7% per annum, compounded quarterly, and mature in May 2024, subject to certain, specified prepayment clauses. Funding from the loan commitment was used to meet Rimere’s working capital requirements, and, by the end of the third quarter of 2023, the Company had fully funded the $5.5 million loan commitment. In January 2024, the 2022 Note Purchase Agreement was amended, extending the maturity date to the end of December 2024. Concurrently, through a separately executed note purchase agreement, dated January 8, 2024 (the “2024 Note Purchase Agreement”), the Company agreed to make available up to $10.0 million in additional delayed draw loans to fund Rimere’s working capital needs. In connection with the $10.0 million loan commitment, the related convertible promissory notes issued by Rimere bear interest at 8% per annum, compounded quarterly, and have a maturity date of December 31, 2024, subject to certain, specified prepayment and event of default clauses set forth in the 2024 Note Purchase Agreement. As of September 30, 2024, $5.5 million has been funded by the Company pursuant to the 2024 Note Purchase Agreement.

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

During each of the three months ended September 30, 2023 and 2024, the Company recognized $0.1 million in “Interest income” on its lease receivables. During each of the nine months ended September 30, 2023 and 2024, the Company recognized $0.3 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of September 30, 2024 (in thousands):

Fiscal Year:
Remainder of 2024	$316
2025	1,264
2026	1,287
2027	1,408
2028	692
Thereafter	703
Total minimum lease payments	5,670
Less amount representing interest	(1,130)
Present value of lease receivables	$4,540

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

Note 20—Related Party Transactions

TotalEnergies S.E.

In the nine months ended September 30, 2023, the Company recognized revenue of $1.4 million relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). Revenue recognized in the three months ended September 30, 2023 was immaterial. No revenue from TotalEnergies was recognized in the three and nine months ended September 30, 2024. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2023 and September 30, 2024.

In the three and nine months ended September 30, 2023, the Company paid TotalEnergies $1.2 million and $3.7 million, respectively, for expenses incurred in the ordinary course of business and for settlements on commodity swap contracts (Note 6). In the three and nine months ended September 30, 2024, the Company paid TotalEnergies $0.3 million and $3.5 million, respectively, for expenses incurred in the ordinary course of business and for settlements on commodity swap contracts (Note 6).  Outstanding payables due to TotalEnergies were immaterial as of September 30, 2024 and December 31, 2023.

SAFE&CEC S.r.l.

In the nine months ended September 30, 2023, the Company received $0.3 million from SAFE&CEC S.r.l. in the ordinary course of business. Cash receipts from SAFE&CEC S.r.l. were immaterial in the three months ended September 30, 2023. Cash receipts from SAFE&CEC S.r.l. were immaterial in the three and nine months ended September 30, 2024. As of December 31, 2023 and September 30, 2024, the Company had receivables due from SAFE&CEC S.r.l. of $0.3 million and $0.5 million, respectively.

In the three and nine months ended September 30, 2023, the Company paid SAFE&CEC S.r.l. $1.8 million and $11.1 million, respectively, for parts and equipment in the ordinary course of business. In the three months ended

September 30, 2024, cash payments to SAFE&CEC S.r.l. were immaterial. In the nine months ended September 30, 2024, the Company paid SAFE&CEC S.r.l. $2.5 million for parts and equipment in the ordinary course of business. As of December 31, 2023 and September 30, 2024, the Company had payables due to SAFE&CEC S.r.l. of $8.1 million and $6.0 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three and nine months ended September 30, 2023, the Company recognized total management and O&M fee revenue of $1.1 million and $2.2 million, respectively. In the three and nine months ended September 30, 2024, the Company recognized total management and O&M fee revenue of $0.7 million and $2.3 million, respectively. As of December 31, 2023 and September 30, 2024, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $0.3 million and $0.4 million, respectively.

In the nine months ended September 30, 2023, the Company paid $1.2 million on behalf of the joint ventures for expenses incurred in the ordinary course of business. No amount was paid on behalf of the joint ventures in the three months ended September 30, 2023. In the three and nine months ended September 30, 2024, amounts paid on behalf of the joint ventures for expenses incurred in the ordinary course of business were immaterial. As of December 31, 2023 and September 30, 2024, outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.7 million and $0.5 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

In the three and nine months ended September 30, 2023, the Company received $0.6 million and $3.5 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2024, the Company received $1.2 million and $3.2 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2024, the Company paid $0.6 million and $3.0 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV. No amounts were paid to the joint ventures with TotalEnergies and bp in the three and nine months ended September 30, 2023. As of December 31, 2023 and September 30, 2024, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million and $1.0 million, respectively, relating to sharing of environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV.

Rimere

In the three and nine months ended September 30, 2023, the Company provided $1.2 million and $3.5 million, respectively, to Rimere in connection with its loan commitments (see Note 17). In the three and nine months ended September 30, 2024, the Company provided $2.0 million and $5.5 million, respectively, to Rimere in connection with its loan commitments. As of December 31, 2023 and September 30, 2024, the carrying amount of the Company’s convertible promissory notes measured at fair value was $2.3 million and $4.0 million, respectively, and is included in “Other receivables” as of December 31, 2023 and September 30, 2024 in the accompanying condensed consolidated balance sheets.

In the three and nine months ended September 30, 2023, the Company recognized management fee revenue of $0.2 million and $0.5 million, respectively. In the three and nine months ended September 30, 2024, the Company recognized management fee revenue of $0.2 million and $0.5 million, respectively. As of December 31, 2023 and September 30, 2024, the Company had management fee receivables due from Rimere of $0.7 million and $0.1 million, respectively.

Excluding management fee revenue, no other revenue from Rimere was recognized in the three and nine months ended September 30, 2023. In the nine months ended September 30, 2024, excluding management fee revenue, the Company recognized $0.1 million of revenue relating to equipment sold to Rimere in the ordinary course of business.

Excluding management fee revenue, no other revenue was recognized in the three months ended September 30, 2024. There were no outstanding receivables, excluding management fee receivables, due from Rimere as of September 30, 2024 and December 31, 2023.

Note 21—Revenue Concentration

During the nine months period ended September 30, 2024, one customer accounted for 10% or more of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s total revenue for the nine months period ended September 30, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this discussion include statements about, among other things, our future financial and operating performance, our growth strategies and operational plans, including expectations regarding our delivery and sales of RNG and Environmental Credits (each as defined below), and anticipated trends in our industry and our business.

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of September 30, 2024, we deliver RNG to the transportation market through 583 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 24 fueling stations in Canada as of September 30, 2024.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of September 30, 2024, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

As of September 30, 2024, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue (in millions)	2023	2024	2023	2024
Product revenue(1):
Volume-related(2)
Fuel sales(3) (5)	$60.0	$64.1	$220.2	$189.7
Change in fair value of derivative instruments(4)	(1.4)	(1.4)	(0.3)	0.3
RIN Credits	6.8	11.1	16.7	29.4
LCFS Credits	2.8	1.9	7.5	6.0
AFTC(6)	5.4	6.4	15.0	17.8
Total volume-related product revenue	73.6	82.1	259.1	243.2
Station construction sales	7.7	7.8	17.6	19.1
Total product revenue	81.3	89.9	276.7	262.3
Service revenue(7):
Volume-related, O&M services	13.7	14.4	39.6	42.5
Other services	0.6	0.6	2.0	1.7
Total service revenue	14.3	15.0	41.6	44.2
Total revenue	$95.6	$104.9	$318.3	$306.5
(1)	A discussion of product revenue is included below under “Results of Operations.”

(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $16.8 million and $44.5 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and nine months ended September 30, 2023, respectively. Includes $15.8 million and $42.7 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and nine months ended September 30, 2024, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program.
(5)	Includes net settlement of the Company’s commodity swap derivative instruments. For the three and nine months ended September 30, 2023, net settlement payments recognized in fuel revenue were $1.9 million and $2.9 million, respectively. For the three and nine months ended September 30, 2024, net settlement payments recognized in fuel revenue were $0.0 million and $2.4 million, respectively.
(6)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC is available for vehicle fuel sales made through December 31, 2024.
(7)	Our service revenue primarily represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2021, 2022 and 2023 and for the three and nine months ended September 30, 2023 and 2024. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended			Three Months Ended		Nine Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			September 30,		September 30,
correlating to total volume-related product revenue	2021	2022	2023	2023	2024	2023	2024
RNG	167.0	198.2	225.7	56.7	59.6	168.7	174.7
Conventional natural gas	78.8	69.6	62.5	17.1	13.9	46.6	44.2
Total fuel volume	245.8	267.8	288.2	73.8	73.5	215.3	218.9

	Year Ended			Three Months Ended		Nine Months Ended
O&M services volume, GGEs(1) serviced (in millions),	December 31,			September 30,		September 30,
correlating to volume-related O&M services revenue	2021	2022	2023	2023	2024	2023	2024
O&M services volume	229.8	240.4	256.9	66.2	65.6	191.7	198.9

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
Other operating data (in millions)	2021	2022	2023	2023	2024	2023	2024
Station construction cost of sales	$15.0	$19.4	$24.4	$6.9	$7.7	$16.3	$18.7
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(93.1)	$(58.7)	$(99.5)	$(25.8)	$(18.2)	$(80.8)	$(52.9)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $20.7 million, $21.8 million and $20.9 million of AFTC revenue for the years ended December 31, 2021, 2022 and 2023, respectively, $5.4 million and $15.0 million for the three and nine months ended September 30, 2023, respectively, $6.4 million and $17.8 million for the three and nine months ended September 30, 2024, respectively.

(3)	Includes $83.6 million, $24.3 million and $60.6 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2021, 2022 and 2023, respectively, $16.8 million and $44.5 million for the three and nine months ended September 30, 2023, respectively, and $15.8 million and $42.7 million for the three and nine months ended September 30, 2024, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(3.5) million, $0.5 million and $(0.2) million for the years ended December 31, 2021, 2022 and 2023, respectively, and $(1.4) million and $(1.4) million for the three months ended September 30, 2023 and 2024, respectively, and $(0.3) million and $0.3 million for the nine months ended September 30, 2023 and 2024, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

2024 Key Developments

Joint Development Agreement with Maas Energy Works, LLC. In May 2024, we entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”) that granted us exclusive rights to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms. Pursuant to the Maas JDA, we have the option to exercise our exclusive development rights with respect to these projects subject to our due diligence. We will record all the associated income/loss in earnings until a certain rate of return is achieved and then receive 49% of the income/loss in earnings with Maas receiving 51%. We contemplate investing up to $132.0 million of equity capital in production projects in connection with the Maas joint development. RNG produced from the ADG RNG project(s) will be available to us for sale as vehicle fuel. As of September 30, 2024, the Company has invested $4.1 million to the Project LLC. Subsequent to September 30, 2024, the Project LLC issued a Capital Call in the amount of $29.6 million, which was contributed by the Company in October 2024.

East Valley Dairy Farm Bankruptcy. In April 2024, the dairy farm partner to an ADG RNG production project located in East Valley, Idaho that is currently under construction by the 50-50 joint venture between us and BP Products North America Inc. (the “bpJV”) filed for Chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Idaho (the “Bankruptcy Court”). The bpJV is party to contracts with the dairy farm partner to lease land and to receive manure feedstock for the ADG RNG production facility currently in construction. The Company is gathering facts, closely monitoring the bankruptcy proceedings, and assessing possible future developments and alternatives.

In September 2024, the dairy farm partner filed a Chapter 11 bankruptcy plan of reorganization, which proposes to accept and perform under the contracts with the bpJV but the plan has not yet been confirmed by the Bankruptcy Court. At present, substantial uncertainty exists and a wide range of potential outcomes are possible, including taking a loss of a substantial part of our investment due to the outcome of the proceedings. In light of this situation, the bpJV has taken steps to vigorously protect its interests in connection with the bankruptcy proceedings.

South Fork Dairy Farm Project.  On April 10, 2023, an accident resulted in a fire at the South Fork Dairy farm in Dimmitt, Texas, the location of one of our consolidated ADG RNG projects under development. The fire killed the dairy cows and burned down the milking facilities. Our partner, South Fork Dairy, is rebuilding the dairy farm and replenishing the dairy cattle. At the time of the incident, we had not commenced onsite construction activities. Rebuilding efforts were initiated in late 2023. Since then, we have begun to prepare for the construction of the ADG RNG project. In July 2024, the Company broke ground on construction of the RNG production facility at South Fork Farm Dairy. The construction of the digesters and processing plant is expected to be completed in 2025 at a cost of approximately $85 million, which will be home to a 16,000-cow herd with an anticipated 2.6 million GGEs of RNG to be produced annually.

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

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of September 30, 2024, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2023 Form 10-K. During the nine months ended September 30, 2024, there were no material changes to these activities.

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

Due to a decline in the market price of our common stock subsequent to December 31, 2023, we performed an interim quantitative goodwill impairment test as of September 30, 2024 for our single reporting unit as described above, which resulted in a fair value, based on its market value of invested capital plus a market participant acquisition premium, that exceeded carrying value by 17% or $179.8 million. Although, subsequent to September 30, 2024, there have been further declines in the market price of our common stock and in our market capitalization, we have not deemed that such declines will be sustained nor have we identified other events or circumstances that would more likely than not reduce the fair value of our reporting unit to below its carrying value on a sustained basis. As such, we believe the reporting unit’s goodwill as of September 30, 2024 was not impaired. It is possible that our goodwill could become impaired if we determine in a subsequent period that the fair value of our reporting unit was less than its carrying amount on a sustained basis, which could result in a material charge and adversely affect our results of operations.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30,
	2023	2024
Statements of Operations Data:
Revenue:
Product revenue	85.0%	85.7%
Service revenue	15.0	14.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	68.5	60.9
Service cost of sales	9.4	8.9
Selling, general and administrative	30.5	27.5
Depreciation and amortization	14.0	10.8
Total operating expenses	122.4	108.1
Operating loss	(22.4)	(8.1)
Interest expense	(4.1)	(8.0)
Interest income	2.7	3.4
Other income (expense), net	—	—
Loss from equity method investments	(3.5)	(4.8)
Loss before income taxes	(27.3)	(17.5)
Income tax (expense) benefit	—	—
Net loss	(27.3)	(17.5)
Loss attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Clean Energy Fuels Corp.	(27.2)%	(17.4)%

Product revenue. Product revenue for the three months ended September 30, 2024 increased by $8.6 million to $89.9 million, representing 85.7% of total revenue, compared to $81.3 million, representing 85.0% of total revenue, for the three months ended September 30, 2023. The increase was primarily due to (1) increased bulk fuel sales into the marine sector, increased volumes of vehicle fueling at our stations, and a decrease of $1.0 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant Asset that was fully amortized by the end of 2023, resulting in a $4.1 million net increase in fuel sales from the prior year period. In addition, (2) an increase in RIN revenue of $4.3 million principally attributable to higher share of RIN values in the third quarter of 2024 when compared to that in the same period of 2023, (3) an increase in AFTC revenue of $1.0 million in part due to higher bulk fuel sales into the marine sector, and (4) an increase in station construction sales of $0.1 million due to increased construction activities , all contributed to the increase in product revenue in the third quarter of 2024 when compared to the same period in 2023. The increase in product revenue between periods was partially offset by (1) a decrease in LCFS revenue of $0.9 million primarily due to lower LCFS credit prices in the third quarter of 2024.

Service revenue. Service revenue for the three months ended September 30, 2024 increased $0.7 million to $15.0 million, representing 14.3% of total revenue, compared to $14.3 million, representing 15.0% of total revenue, for the three months ended September 30, 2023. The increase was primarily due to additional work performed at private stations.

Product cost of sales. Product cost of sales for the three months ended September 30, 2024 decreased by $1.5 million to $63.9 million, representing 60.9% of total revenue, from $65.4 million, representing 68.5% of total revenue, in the three months ended September 30, 2023. The decrease was primarily due to lower underlying natural gas commodity costs, partially offset by a $0.8 million increase in station construction costs.

Service cost of sales. Service cost of sales for the three months ended September 30, 2024 increased by $0.3 million to $9.3 million, representing 8.9% of total revenue, compared with $9.0 million or 9.4% of total revenue in the three months ended September 30, 2023. The increase was primarily due to the additional work performed at private stations.

Selling, general and administrative. Selling, general and administrative expenses decreased by $0.2 million to $28.9 million in the three months ended September 30, 2024, from $29.1 million in the three months ended September 30, 2023. The decrease was primarily driven by a $3.2 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior years, partially offset by a $3.0 million increase in general business, selling and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased by $2.0 million to $11.4 million in the three months ended September 30, 2024, from $13.4 million in the three months ended September 30, 2023. The decrease was primarily due to more assets being fully depreciated partially offset by higher amount of depreciable assets.

Interest expense. Interest expense increased by $4.5 million to $8.4 million in the three months ended September 30, 2024, from $3.9 million in the three months ended September 30, 2023, primarily due to (1) a $3.7 increase due to higher outstanding indebtedness and (2) a 0.8 increase due to higher amortization of debt discount and issuance costs.

Interest income. Interest income increased by $1.0 million to $3.6 million in the three months ended September 30, 2024, from $2.6 million in the three months ended September 30, 2023, primarily due to higher average interest rates of the Company’s short-term investments and loan receivables.

Loss from equity method investments. Loss from equity method investments increased by $1.7 million to $5.0 million in the three months ended September 30, 2024, from $3.3 million in the three months ended September 30, 2023, due to the operating results of SAFE&CEC S.r.l., Rimere, and our joint venture(s) with TotalEnergies and bp.

Income tax (expense) benefit. Income tax benefit was $0.1 million for the three months ended September 30, 2023. We recognized an income tax expense of $0.1 million for the three months ended September 30, 2024. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended September 30, 2023 and 2024, we recorded a gain of $0.1 million and $0.1 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2023 and 2024 periods.

Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023

	Nine Months Ended
	September 30,
	2023	2024
Statements of Operations Data:
Revenue:
Product revenue	86.9%	85.6%
Service revenue	13.1	14.4
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	75.6	60.1
Service cost of sales	7.9	9.3
Selling, general and administrative	27.4	27.2
Depreciation and amortization	11.0	11.0
Total operating expenses	121.9	107.6
Operating loss	(21.9)	(7.6)
Interest expense	(4.0)	(7.8)
Interest income	2.5	3.5
Other income (expense), net	—	—
Loss from equity method investments	(2.2)	(5.3)
Loss before income taxes	(25.6)	(17.2)
Income tax (expense) benefit	0.1	(0.2)
Net loss	(25.5)	(17.4)
Loss attributable to noncontrolling interest	0.1	0.2
Net loss attributable to Clean Energy Fuels Corp.	(25.4)%	(17.2)%

Product revenue. Product revenue for the nine months ended September 30, 2024 decreased by $14.4 million to $262.3 million, representing 85.6% of total revenue, compared to $276.7 million, representing 86.9% of total revenue, for the nine months ended September 30, 2023. The decrease was primarily due to lower average prices on fuel sold driven by a decrease in the prices of natural gas, partially offset by an increase in total GGEs of fuel sold and a decrease of $1.8 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant due to zero amortization relating to customer incentive asset in the nine months ended September 30, 2024 partially offset by higher customer fuel purchases, resulting in a $30.5 million net decrease in fuel sales from the prior year period. In addition, a decrease in LCFS revenue of $1.5 million primarily resulting from lower average LCFS prices also contributed to the decrease in product revenue for the nine months ended September 30, 2024 when compared to the same period in 2023. The decrease in product revenue between periods was partially offset by (1) an increase in RIN revenue of $12.7 million principally attributable to higher share and average RIN prices, (2) an increase in AFTC revenue of $2.8 million primarily due to higher fuel volumes in the nine months ended September 30, 2024 when compared to the same period in the prior year, (3) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized gain of $0.3 million in the nine months ended September 30, 2024 compared to an unrealized loss of $0.3 million in the same period of 2023, and (4) an increase in station construction sales of $1.5 million due to increased construction activities.

Service revenue. Service revenue for the nine months ended September 30, 2024 increased $2.6 million to $44.2 million, representing 14.4% of total revenue, compared to $41.6 million, representing 13.1% of total revenue, for the nine months ended September 30, 2023. The increase was primarily due to an increase in GGEs serviced.

Product cost of sales. Product cost of sales for the nine months ended September 30, 2024 decreased by $56.5 million to $184.2 million, representing 60.1% of total revenue, from $240.7 million, representing 75.6% of total revenue, in the nine months ended September 30, 2023. The decrease was primarily due to lower average prices of natural gas in the nine months ended September 30, 2024 when compared to those in the same period in the prior year. In 2023, there was a significant rise in the cost of natural gas in California during January and February. The effects of lower natural gas prices in the nine months ended September 30, 2024 were partially offset by an increase in GGEs of fuel sold and a $2.4 million increase in station construction costs.

Service cost of sales. Service cost of sales for the nine months ended September 30, 2024 increased by $3.3 million to $28.5 million, representing 9.3% of total revenue, compared with $25.2 million or 7.9% of total revenue in the nine months ended September 30, 2023. The increase was primarily due to an increase in GGEs serviced.

Selling, general and administrative. Selling, general and administrative expenses decreased by $3.9 million to $83.4 million in the nine months ended September 30, 2024, from $87.3 million in the nine months ended September 30, 2023. The decrease was primarily driven by a $9.9 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior years, partially offset by a $6.0 million increase in general business, selling and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased by $1.2 million to $33.8 million in the nine months ended September 30, 2024, from $35.0 million in the nine months ended September 30, 2023. The decrease was primarily due to more assets being fully depreciated partially offset by higher amount of depreciable assets.

Interest expense. Interest expense increased by $11.4 million to $24.0 million in the nine months ended September 30, 2024, from $12.6 million in the nine months ended September 30, 2023, primarily due to (1) a $8.9 increase due to higher outstanding indebtedness and (2) a $2.5 increase due to higher amortization of debt discount and issuance costs.

Interest income. Interest income increased by $2.8 million to $10.8 million in the nine months ended September 30, 2024, from $8.0 million in the nine months ended September 30, 2023, primarily due to higher average interest rates of the Company’s short-term investments and loan receivables.

Loss from equity method investments. Loss from equity method investments increased by $9.1 million to $16.2 million in the nine months ended September 30, 2024, from $7.1 million in the nine months ended September 30, 2023, due to the operating results of SAFE&CEC S.r.l., Rimere, and our joint venture(s) with TotalEnergies and bp.

Income tax (expense) benefit. Income tax benefit was $0.2 million for the nine months ended September 30, 2023. We recognized an income tax expense of $0.6 million for the nine months ended September 30, 2024. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the nine months ended September 30, 2023 and 2024, we recorded a gain of $0.5 million and $0.5 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2023 and 2024 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $42.7 million in the nine months ended September 30, 2024, compared to cash provided by operating activities of $0.8 million in the comparable 2023 period. The increase in cash provided by operating activities was primarily attributable to higher contributions relating to the procurement and sales of natural gas in the nine months ended September 30, 2024 when compared to the same period in 2023. Additionally, changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash contributed to the increase in cash provided by operating activities in the nine months ended September 30, 2024 when compared to the same period in 2023.

Investing Activities. Cash used in investing activities was $30.6 million in the nine months ended September 30, 2024, compared to cash used in investing activities of $96.7 million in the comparable 2023 period. The decrease in cash used in investing activities was primarily attributable to a $41.3 million increase in net maturities of short-term investments in the nine months ended September 30, 2024 when compared to the same period in 2023, a $22.7 million net decrease in capital expenditures on property and equipment and on RNG production projects, and a $2.2 million decrease in investments in other entities.

Financing Activities. Cash used in financing activities was $0.1 million in the nine months ended September 30, 2024, compared to cash used in financing activities of $3.0 million in the comparable 2023 period. The decrease in cash used in financing activities was primarily attributable to higher cash receipts of incentive payments relating to our Adopt-a-Port program and lower cash payments of debt issuance fees relating to our debt instruments, partially offset by lower cash receipts from exercise of stock options.

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

Our business plan calls for approximately $60.0 million in capital expenditures in 2024. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2024, we anticipate deploying up to approximately $65.0 million to develop ADG RNG production facilities. As of September 30, 2024, we have invested $284.9 million in the development of ADG RNG production facilities, which includes $242.2 million contributed to our joint ventures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $303.3 million in principal amount as of September 30, 2024, of which approximately $0.9 million, $1.1 million, $0.7 million, $0.5 million, $0.1 million and $300.0 million are expected to become due in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively. Based on our outstanding indebtedness and applicable interest rates as of September 30, 2024, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.3 million in 2024, $22.0 million of which had been paid when due as of September 30, 2024. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $153.3 million as of September 30, 2024, of which approximately $4.0 million, $16.7 million, $16.6 million, $16.7 million, $15.8 million and $83.5 million are expected to become due in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of September 30, 2024, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $243.5 million, compared to $263.1 million as of December 31, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $92.4 million;
●	A loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of September 30, 2024, we have quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through March 2025.

In addition, as of September 30, 2024, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $190.6 million of our total cost of sales in 2023 and $89.8 million of our total cost of sales for the nine months ended September 30, 2024.

In addition, we are exposed to market price risk relating to the diesel-to-natural gas price spread associated with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators who participate in the Company’s truck financing program.

Foreign Currency Exchange Rate Risk

For the three and nine months ended September 30, 2024, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2024, we would expect a corresponding fluctuation in the value of the net assets to be approximately $0.1 million.

Interest Rate Risk

As of September 30, 2024, we had no debt that bears a variable rate of interest. Certain London Inter-bank Offered Rate (“LIBOR”) tenors were discontinued after 2021 with other LIBOR tenors discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt or fees on our fixed rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

We have incurred pre-tax losses in the past, may incur losses in the future, and may never sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, we have recorded significant charges in connection with our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. For example, due to a decline in the market price of our common stock, we determined that an indicator of potential goodwill impairment existed as of September 30, 2024; as such, we performed an interim goodwill impairment test of our single reporting unit.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Credit Agreement”) with the lenders from time to time party thereto (“Lenders”) and Alter Domus Products Corp., as the administrative agent and collateral agent for the Lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of September 30, 2024, we had total consolidated indebtedness of $267.2 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (defined below), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owns approximately 19% of our outstanding shares of common stock as of September 30, 2024. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5. —Other Information

Rule 10b5-1 Plan Elections.

During the quarter ended September 30, 2024, the officers listed below adopted Rule 10b5-1 trading plans for the purpose establishing sales plans of the Company’s common stock that is intended to comply with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended.

On September 11, 2024, Robert M. Vreeland, Chief Financial Officer, adopted a Rule 10b5-1 trading plan for the sale of the Company’s common stock.  The plan is in effect from December 11, 2024 to the earlier of (1) September 11, 2025 and (2) the date on which an aggregate of 617,382 shares of the Company’s common stock have been sold pursuant to the Rule 10b5-1 trading plan.

On September 19, 2024, Andrew J. Littlefair, Chief Executive Officer, adopted a Rule 10b5-1 trading plan for the sale of the Company’s common stock.  The plan is in effect from January 2, 2025 to the earlier of (1) December 31, 2025 and (2) the date on which an aggregate of 905,000 shares of the Company’s common stock have been sold pursuant to the Rule 10b5-1 trading plan.

On September 23, 2024, Barclay F. Corbus, SVP Strategic Development and Head of Renewable Fuels, adopted a Rule 10b5-1 trading plan for the sale of the Company’s common stock.  The plan is in effect from December 23, 2024 to the earlier of (1) December 31, 2025 and (2) the date on which an aggregate of 595,936 shares of the Company’s common stock have been sold pursuant to the Rule 10b5-1 trading plan.

On November 5, 2024, the Company’s board of directors approved a new form of indemnification agreement (the “Indemnification Agreement”) to be entered into between the Company and each of its directors and certain officers. The Indemnification Agreement supersedes the Company’s previous form of indemnification agreement.

The Indemnification Agreement provides, among other things, that the Company will indemnify the director or officer (the “Indemnitee”) to the fullest extent permitted by law and the Company’s Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws, against all interest and assessments of expenses in connection with proceedings in which the Indemnitee is involved by reason of any action taken or failure to act while serving as a director or officer of the Company, or of another enterprise at the request of the Company, provided that the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. The Company will also indemnify the Indemnitee to the fullest extent permitted by law against all expenses actually and reasonably incurred by or on the Indemnitee’s behalf in connection with any such proceeding or defense, in whole or in part, to which the Indemnitee is a party or participant and in which the Indemnitee is successful.

In addition, among other things, the new form clarifies the scope of the Company’s indemnification obligations and an Indemnitee’s rights. The Indemnification Agreement also establishes various related procedures, processes and requirements.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Form of Indemnification Agreement.
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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2024;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2023 and 2024;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended September 30, 2023 and 2024;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2023 and 2024;
(v) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2023 and 2024; and
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

CLEAN ENERGY FUELS CORP.

Date: November 6, 2024	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)