Form 10-K
period 2024-12-31
Clean Energy Fuels Corp.
filed 2025-02-24
CIK 1368265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $460,704,631. The treatment of persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

As of February 14, 2025, there were 223,605,152 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this report.

Clean Energy Fuels Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. The absence of these words, however, does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things, our future financial and operating performance, our growth strategies, including expectations regarding our delivery and sales of RNG (as defined below), station construction and development, our California Fleet Fund, and sale of U.S. federal, state and local government credits, and anticipated trends in our industry and our business.

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

All of our forward-looking statements in this report are made only as of the date of this report and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC for the most recent information about our forward-looking statements and the risks and uncertainties related to these statements.

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

PART I

Item 1.   Business.

Overview

Clean Energy Fuels Corp., a Delaware corporation, is a leading renewable energy company focused on the procurement and distribution of renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for the United States (“U.S.”) and Canadian transportation markets. RNG, which is delivered as either CNG or LNG, is created by the recovery and processing of naturally occurring, environmentally detrimental waste methane (“biogas”) from non-fossil fuel sources – such as dairy and other livestock waste and landfills – for environmentally beneficial use as a replacement for fossil-based transportation fuels at an affordable price. Methane is one of the most potent climate-harming greenhouse gases (“GHG”) with a comparative impact on global warming that is about 28 times more powerful than that of carbon dioxide. We are focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (currently procured from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture project with TotalEnergies S.E. (the “DR JV”) (see Note 3)) to our customers in the heavy and medium-duty commercial transportation sectors. We have participated in the alternative vehicle fuels industry for over 20 years. We believe we are in a unique position because the valuable Environmental Credits (as defined below) are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we have access to more dispensers than any other market participant.

We believe we were the first organization to sell RNG as a vehicle fuel in the U.S., and sales of our RNG for such purpose have increased from 13.0 million gasoline gallon equivalents (“GGEs”) in 2013 to 236.7 million GGEs in 2024. We calculate one GGE to equal 125,000 British Thermal Units (“BTUs”) and, as such, one million BTUs (“MMBTU”) equals eight GGEs. We are North America’s leading provider of the cleanest fuel for the commercial transportation market, based on both the number of stations we operate and the amount of GGEs serviced and GGEs sold of RNG and conventional natural gas, in the form of CNG and LNG, which amounted to a total of 477.9 million GGEs in 2024. With the Company’s focus on RNG, our sales of RNG volume have grown from 12% of our vehicle fuel sales in 2013 to 89% of our vehicle fuel sales in 2024 (excluding GGEs from O&M (as defined below) services sales and non-vehicle sales). We believe that during 2024 we provided 50% and 39% of the RNG used for transportation fuel in California and the U.S., respectively.

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

Commercial transportation, including heavy-duty trucking, generates a significant portion of the emissions of overall carbon dioxide and other climate-harming GHGs, and transitioning this sector to low and negative carbon fuels is a critical step towards reducing overall global GHG emissions. According to the Global Carbon Project’s Global Carbon Budget published in December 2024 and International Energy Agency’s topic analysis on transport, 37.0 billion metric tons of carbon dioxide were emitted globally in 2023, of which 8.0 billion metric tons, or 22%, came from the transportation sector. There is a global demand for reducing GHG emissions, as evidenced by 98% of the world’s countries having committed to the Paris Agreement according to The United Nations Framework Convention in Climate Change, and 98.6% of S&P 500 companies focusing on sustainability metrics, including GHG emissions, according to the Governance & Accountability Institute’s Flash Report published in 2024.

Biogas, the primary source of RNG, is produced by microbes as they break down organic matter in the absence of oxygen. Our sources of commercial scale biogas are ADG, which is produced inside an airtight tank used to breakdown organic matter such as dairy and other livestock waste, and landfill gas (“LFG”), which is produced by the decomposition of organic waste at landfills.

Given the potential growth and positive environmental impact of RNG, our mission is to secure and sell as much RNG supply as possible. To that end we are pursuing development and ownership of dairy and other livestock waste ADG projects on our own and with partners including TotalEnergies S.E. (“TotalEnergies”) and BP Products North America (“bp”). Further, we enter long-term RNG supply offtake agreements with well-known third parties that own RNG production facilities. Because our business transforms waste methane into a renewable source of energy, our RNG generates valuable Environmental Credits under federal and state initiatives.

Depending on the source, the California Air Resources Board (“CARB”) has determined that RNG can have a significantly negative carbon intensity score, enabling our customers to achieve a net carbon negative emissions profile.

California Air Resources Board “Current Fuel Pathways” Q2 2021 to Q3 2024

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of December 31, 2024, we deliver RNG to the transportation market through 582 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada as of December 31, 2024. Critically, to generate valuable Environmental Credits, the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to sell substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2024, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels. We believe we are the only company in the U.S. that provides RNG vehicle fuel at scale in California and nationally.

Recently, we have expanded our offering to include hydrogen fuel for vehicle fleets and have won multiple competitive bids to build hydrogen stations for California transit agencies. As more operators deploy hydrogen powered vehicles, we can modify our fueling stations to reform our RNG and deliver clean hydrogen to customers. We also believe our RNG can be used to generate clean electricity to power electric vehicles, and we have the capability to add electric vehicle charging at our station sites, although the cost of adding electric vehicle charging capacity may be significant.

Our Principal Products, Services and Other Business Activities

Our principal products, services and other business activities are described below. Information about the revenue we receive from these activities is discussed in this report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fuel Sales

We sell RNG and conventional natural gas, in the form of CNG and LNG, as fuel for medium and heavy-duty vehicles.

●	RNG is injected into natural gas pipelines, which allows RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to liquefaction facilities where it is liquified and made into LNG. We source RNG from the DR JV, one of our jointly owned RNG production facilities, and purchase RNG from bp and other third-party producers, comprising over 150 supply sources, typically under long-term RNG supply offtake agreements. In exchange for the agreement to offtake RNG supply, we and the supplier negotiate to determine what percentage share of the value of the Environmental Credit each party will retain. The value of the Environmental Credit is based on the realized value after the credit is sold to (purchased by) an obligated party or as agreed by the supplier and us as part of the negotiation. Our supply offtake agreements are variable and are based on actual RNG produced by the third-party producers, up to various maximum volume levels as governed by the arrangement. In 2024, our third-party sourced RNG consisted of 34% ADG and 66% LFG.

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

●	CNG is RNG or conventional natural gas that is compressed and dispensed in gaseous form. CNG is typically sold by obtaining RNG from our own RNG production facilities, third-party RNG suppliers or third-party RNG marketers or conventional natural gas from local utilities or third-party conventional natural gas marketers, compressing and storing it at a fueling station, and dispensing it directly into a vehicle. Our CNG vehicle fuel sales are primarily made through contracts with our customers or on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also has the capability to transport CNG from production facilities to pipeline injection sites using its fleet of 96 high-capacity trailers.
●	LNG is RNG or conventional natural gas that is cooled at a liquefaction facility to approximately negative 260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third-party suppliers. For LNG obtained from our own liquefaction plants, we supply the RNG, sourced from our own RNG production facilities, third-party RNG suppliers or third-party RNG marketers, or conventional natural gas, sourced from local utilities or third-party conventional natural gas marketers, to our liquefaction plants. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we refer to as the “Boron Plant” and the “Pickens Plant,” respectively. The Boron Plant can produce 98.5 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The Pickens Plant can produce 36.5 million gallons of LNG per year and includes a tanker trailer loading system and a storage tank that can hold up to 830,000 usable gallons. In 2024, we produced 93% of our LNG at our plants and purchased the remainder of our LNG from third-party suppliers. We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers and through our network of public access fueling stations. We deliver LNG with our fleet of 74 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts and on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in rocket propulsion and oil fields, and for utility, industrial, marine and rail applications.

Sales of Environmental Credits.   We generate Environmental Credits consisting of RINs and LCFS Credits when we sell RNG for use as a vehicle fuel in the U.S. We sell these Environmental Credits to third parties who must comply with federal and state emissions requirements. Generally, the number of Environmental Credits we generate increases as we sell higher volumes of RNG as a vehicle fuel. The number of Environmental Credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods (for example, in 2024, market prices for RINs were as high as $3.57 and as low as $2.08 and market prices for LCFS Credits were as high as $78.50 and low as $40.00), any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.

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

Station Construction and Engineering.    We design and construct fueling stations and sell or lease some of these stations to our customers. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 470 natural gas fueling stations.

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

Widespread change will be necessary across all industries to achieve our collective climate goals while maintaining a vibrant economy. We recognize that some physical climate impacts are unavoidable in the near-term and that the transition to a low carbon economy may bring new risks to our business. We also recognize that natural gas extraction and processing causes environmental and social impacts that must be appropriately managed. By investing in the energy transition, our aim is to reduce our own risks and provide lasting benefits to society. To enable lasting change, we must ensure the adoption of performance-driven state and federal policies that accelerate the shift from diesel and other transportation fuels with high GHG emissions and negative air quality impacts to zero net carbon emission transportation fuels. We are also committed to contributing to quality of life improvement and economic development in the communities where we conduct business, many of which are disadvantaged communities that suffer from poor air quality due to the use of transportation fuels, including diesel, that have high GHG emissions and significantly negative air quality impacts.

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

Market Opportunity

Increasing demand for RNG

Demand for RNG produced from biogas is significant and growing in large part due to an increased focus by the U.S. public and investors, as well as federal, state, and local regulatory authorities, on reducing the emission of GHG, such as methane. According to the U.S. Environmental Protection Agency (“EPA”), methane is a significant GHG, which accounted for roughly 12% of all U.S. GHG emissions from human activities in 2022 and which has a comparative impact on global warming that is about 28 times more powerful than that of carbon dioxide over a 100-year period. Biogas processing facilities substantially reduce methane emissions at livestock farms and landfills, which together accounted for approximately 41% of U.S. methane emissions in 2022 according to the EPA.

Over the past decade we have seen the transportation sector be the fastest growing end market for RNG, where RNG is used as a replacement for fossil-based fuel. This growth has been principally driven by an increased focus on reducing GHGs, as well as Environmental Credits to support the production of renewable transportation fuels. According to The Transport Project, a national organization dedicated to the development of a growing, profitable, and sustainable market for vehicles powered by alternative fuels, in 2023, “RNG use as a transportation fuel increased 92% from 2019 levels, and RNG use as a motor fuel displaced 6.96 million metric tons of carbon dioxide equivalent.” Further, RNG engines now commercially available for heavy-duty, regional-haul, refuse, transit, and vocational applications have been certified to satisfy CARB’s optional low nitrogen oxide (“NOx”) emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming NOx than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in the U.S.

Given public and investor calls for, and U.S. federal, state, and local regulatory trends and policies aimed at, reducing GHG emissions, we expect continued regulatory support for RNG as a replacement for fossil-based fuels and therefore continued and growing demand for RNG in the foreseeable future.

Increasing vehicle availability

RNG is a replacement for fossil-based fuel consumed by vehicles that use internal combustion engines like those used in gasoline- or diesel-powered vehicles. Virtually any car, truck, bus, or other vehicle is capable of being manufactured to run on RNG. Many types and models of heavy- and medium-duty RNG vehicles and engines are available in the U.S., including, among others, long-haul tractors, refuse trucks, regional tractors, transit buses, ready-mix trucks, delivery trucks, vocational work trucks, school buses, shuttles, pickup trucks and cargo and passenger vans. Most notably,

Cummins, one of the largest engine manufacturers in the world, has recently brought to market the X15N, a 15-liter natural gas engine designed for the heavy-duty truck market.

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

TotalEnergies Joint Venture

On March 3, 2021, we entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies to create 50-50 joint ventures to develop ADG RNG production facilities in the U.S. The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million. Pursuant to the TotalEnergies JV Agreement, the Company and TotalEnergies have given each party a limited right of first opportunity to invest in ADG RNG projects they respectively originate. Currently, there is one ADG RNG joint venture project (the “DR JV”) in operation pursuant to the TotalEnergies JV Agreement. This project is estimated to produce up to 0.8 million GGEs of RNG annually, all of which is available to the Company for sale to the vehicle fuels market.

bp Joint Venture

On April 13, 2021, pursuant to a memorandum of understanding we entered into with bp in December 2020, we entered into an agreement (“bp JV Agreement”) with bp that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S. From inception to December 31, 2024, we and bp have collectively contributed approximately $455.5 million of equity to the bpJV. Currently, there are five ADG RNG projects in operation and one large ADG RNG project under construction, which is planned to be completed by the fourth quarter of 2025. Collectively, the six ADG RNG projects in the bpJV are currently estimated to produce up to 8.2 million GGEs of RNG annually, and 100% of the RNG produced from these projects will be available to us for sale as vehicle fuel pursuant to our existing marketing agreement with bp.

The Company’s RNG projects

As of December 31, 2024, we had three 100% owned ADG RNG projects under development, which are anticipated to be substantially complete between the second and third quarter of 2025. In accordance with the TotalEnergies JV Agreement, we will provide TotalEnergies with the right of first opportunity to invest in these ADG RNG projects alongside the Company. Collectively, our three 100% owned ADG RNG projects will have an estimated RNG production volume of 3.6 million GGEs per year, all of which will be available to us for sale to the vehicle fuels market.

Tourmaline Joint Development

On April 18, 2023, we and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement (“the Tourmaline JDA”) to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, the construction of these CNG fueling stations will allow heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon and NOx alternative to gasoline and diesel. From inception to December 31, 2024, we and Tourmaline have collectively contributed approximately CAD$29.9 million of equity to the Tourmaline JDA. We are operating a CNG fueling station in Edmonton, Alberta, as part of the Tourmaline JDA and have since opened two more stations in the municipalities of Calgary and Grande Prairie in Alberta. We expect to open additional CNG fueling stations in Chilliwack and Kamloops in British Columbia and Fort McMurray in Alberta in 2025, with additional locations being evaluated.

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

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because it has the ability to exercise significant influence but does not control the Project LLC’s operations. In the year ended December 31, 2024, the Project LLC issued capital calls totaling $32.6 million, which has been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects.

Use of environmental credits to promote RNG growth

When used as a transportation fuel, RNG generates additional revenue streams through Environmental Credits. These Environmental Credits are provided under a variety of programs, including the national Renewable Fuel Standards (“RFS”), and state-level Low Carbon Fuel Standard (“LCFS”) programs.

The RFS program requires transportation fuel to contain a minimum volume of renewable fuel. To fulfill this regulatory mandate, the EPA obligates refiners and importers (“Obligated Parties”) to blend renewable fuel with standard fuel to meet renewable volume obligations (“RVOs”). Obligated Parties can comply with RVOs by either blending RNG into their existing fuel supply or purchasing Renewable Identification Numbers, or RINs. RINs are generated when eligible renewable fuels are produced or imported and blended with a petroleum product for use as a transportation fuel. The RFS program has been a key driver of growth in the RNG industry since 2014 when the EPA ruled that RNG, when used as a transportation fuel, would qualify for D3 RINs (for cellulosic biofuels), which are generally the most valuable among the four categories of RINs. In 2024, we estimate that we generated 39% of all D3 RINs in the U.S.

The monetization of RNG also benefits from low-carbon fuel initiatives at the state-level, specifically from established programs in California, Oregon, New Mexico, and Washington. California’s LCFS (“CA LCFS”) program requires fuel producers and importers to reduce the carbon intensity (“CI”) of their products, with goals of a 10% reduction in carbon emissions from 1990 levels by 2020 and a 20% reduction by 2030. CARB awards CA LCFS credits to RNG projects based on each project’s CI score relative to the target CI score for gasoline and diesel fuels. The CI score represents the overall net impact of carbon emissions for each RNG pathway and is determined on a project-by-project basis. Because our business involves the capture and transformation of waste methane into a renewable source of energy, our customers are able to significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities. Further, CARB calculates RNG produced by livestock farms as carbon negative, generating substantial incremental CA LCFS credits. Multiple other states, including New York and Illinois are considering LCFS initiatives like those implemented in California, Oregon, New Mexico, and Washington. In 2024, we estimate that we generated 42% of all LCFS credits under Bio-CNG and Bio-LNG pathways in the CA LCFS.

Our Strategy

We aim to maintain and increase our position as the leading provider of RNG to the commercial vehicle market in North America, and our goal is to deliver 100% RNG to our entire fueling infrastructure. We support this objective through a multi-pronged strategy of:

●	promoting the adoption by fleets of the Cummins X15N natural gas engine;
●	promoting the environmental and economic benefits of RNG for fleet vehicles;
●	increasing supply of RNG through the development of new project investment opportunities, expanding our existing supplier portfolio, and leveraging our existing fuel network and customer relationships;
●	empowering our customers to achieve their sustainability and carbon reduction objectives;
●	leveraging our management expertise; and
●	utilizing our environmental, health and safety and compliance leadership.

Promoting the adoption by fleets of the Cummins X15N natural gas engine.

In 2024, Cummins Inc. released the anticipated X15N engine.  The X15N engine is the first 15-liter natural gas engine to come to market, in the United States and Canada, and is expected to match the performance and reliability of its diesel counterpart. The X15N engine has power ratings up to 500hp, torque up to 1850 lb-ft, and a 700+ mile range and is designed to suit the needs of long-haul applications. We believe the adoption of the X15N engine by existing and prospective customers presents many opportunities for us and our existing network of natural gas fueling stations. We believe we are uniquely positioned to facilitate the adoption of the X15N engine, and increase the take-up of RNG as a fueling solution in the long-haul transportation space.

Promoting the environmental and economic benefits of RNG for fleet vehicles.

We believe that RNG has unique characteristics to both reduce harmful greenhouse gas emissions and be a fuel that can be priced less than incumbent fuels like diesel. Not only is RNG produced at dairies scored by CARB as having a much lower CI, but it also, on average, costs less per gallon than a gallon of diesel. By simultaneously replacing fossil-based fuels and reducing overall methane emissions, our business has a substantial positive environmental impact. In addition to its methane emission benefits, the increased production and use of RNG have several other environmental benefits. Anaerobically digested livestock waste produces significantly less odor than conventional storage and land application systems. The odor of stored livestock waste mainly comes from volatile organic acids and hydrogen sulfide, which has a “rotten egg” smell. In an anaerobic digester, volatile organic compounds are reduced to methane and carbon dioxide, which are odorless gases. The volatized fraction of hydrogen sulfide is captured with the collected ADG and destroyed. Anaerobic digestion provides several water quality and land conservation benefits as well. Digesters, particularly heated digesters, can destroy more than 90% of disease-causing bacteria that might otherwise enter surface waters and pose a risk to human and animal health. Digesters also reduce biochemical oxygen demand (“BOD”). BOD is one measure of the potential for organic wastes to reduce dissolved oxygen in natural waters. Because fish and other aquatic organisms need minimum levels of dissolved oxygen for survival, farm practices that reduce BOD protect the health of aquatic ecosystems. In addition to protecting local water resources, implementing anaerobic digesters on livestock facilities improves soil health. Adding digestate to soil increases the organic matter content, reduces the need for chemical fertilizers, improves plant growth and alleviates soil compaction. Further, digestion converts nutrients in manure to a more accessible form for plants to use. The risks of water and soil contamination from flooding of open lagoons are also mitigated by digesters.

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

As of December 31, 2024, we obtain RNG from over 150 supply sources. We believe that we have one of the largest and most diverse supply portfolios in the RNG industry, which allows us to provide certainty of RNG supply to our vehicle operator customers.

In our view, all the foregoing gives us a competitive advantage relative to existing and new market entrants.

Empowering our customers to achieve their sustainability and carbon reduction objectives.

We believe we are uniquely positioned to empower our customers to achieve their sustainability and carbon reduction goals and do it affordably. Because our business involves the capture and transformation of waste methane into a renewable source of energy, we believe our customers can significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities. Further, our RNG is available today to reduce climate harming GHG and meet sustainability objectives and at a cost to customers that is very competitive to other fuels like diesel. We also assist our customers in their transition to cleaner transportation fuels by helping them obtain federal, state and local tax credits, grants and incentives, providing vehicle financing, including through multiple marketing and incentive programs, engineering and constructing fueling stations, and facilitating customer selection of vehicle specifications that best meet their needs.

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

Environmental, health and safety and compliance leadership

Our executive team places the highest priority on the health and safety of our staff and third parties, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our partners and customers. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performing environmental health and safety (“EHS”) audits and using technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure that our commitment to high EHS standards is shared by our subcontractors. For 2024, our Total Recordable Incident Rate (“TRIR”) was 1.98, which is lower than the 2023 national average of 2.7 TRIR for all industries. As of December 31, 2024, we have not received any U.S. Occupational Health and Safety Administration (“OSHA”) or state OSHA citations in the last five years.

How We Generate Revenue

We generate revenue from selling RNG and conventional natural gas as a vehicle fuel, as well as by selling the associated Environmental Credits. RNG volume made up 89% of our vehicle fuel sales in 2024, and our goal is for 100% of our vehicle fuel sales to be RNG. Although RNG has the same chemical composition as natural gas from fossil sources, it has unique Environmental Credits assigned to it due to its origin from low- and negative-carbon, renewable sources. The Environmental Credits that we sell are composed of RINs and state low-carbon fuel credits, including CA LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel.

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

Key Customer Markets

We serve customers in a variety of markets, including trucking, airports, refuse and public transit. We believe these customer markets are well-suited for the adoption of RNG and other alternative vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. During the years ended December 31, 2022, 2023 and 2024, zero, zero and one customer accounted for 10% or more of our total revenue, respectively.

Trucking

We believe heavy-duty trucking represents the greatest opportunity for the expansion of RNG fueling. We estimate there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. using over 40 billion gallons of fuel each year. Because these high-mileage vehicles consume substantial amounts of fuel, operators can derive significant benefits from the carbon and GHG reductions associated with our vehicle fuels, while doing it at competitive costs versus diesel. We are focused on fueling more heavy-duty trucks, and many well-known shippers, manufacturers, retailers and other truck fleet operators have started to use RNG fueled trucks to move their freight, including, among others, Amazon, Pepsi Frito-Lay, FedEx, Anheuser-Busch, USPS, UPS, Kroger, KeHe Distributors, Kenan Advantage Group, and Estes Express.

California RNG Fleet Fund

Clean Energy’s California Fleet Fund is an incentive program to help California fleets transition to RNG. Fleets can receive up to $50,000 for a Freightliner or Peterbilt truck equipped with an X15N engine. These trucks must fuel at the Clean Energy network of stations in California. In 2024, customers contracted 37 trucks under the California Fleet Fund, and we expect 100 additional trucks to be ordered in 2025.

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

Refuse

We believe that there are nearly 200,000 refuse trucks in the U.S. that collect and haul refuse and recyclables, which aggregately consume approximately two billion gallons of fuel per year. We estimate that approximately 60% of new refuse trucks are capable of operating on RNG, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on our vehicle fuels to realize operational savings and to address demands for reduced emissions from the public, investors, and governmental agencies. As of December 31, 2024, we fuel approximately 16,100 refuse vehicles for customers including Waste Management, Republic Services, Waste Connections, GFL Environmental, Atlas Disposal, Burrtec, CR&R, Recology and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets.

Public Transit

We believe that there are over 72,000 municipal transit buses operating in the U.S. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the U.S. consume approximately one billion gallons of fuel per year. Many transit agencies have been early adopters of vehicles using our fuels, and approximately 30% of existing transit buses and approximately 35% of new transit buses can operate on RNG. As of December 31, 2024, public transit customers for which we serve include the Los Angeles County Metropolitan Transit Authority, New York MTA, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit, Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority.

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

On September 23, 2020, the California Governor issued an Executive Order N-79-20 setting goals for expanding the sale and use of zero-emission vehicles within California, including 100% of in-state sales of new passenger cars and trucks to be zero-emission by 2035, and 100% of medium- and heavy-duty truck vehicles in California to be zero-emission by 2045 for all operations where feasible. The Governor also directed CARB to develop and propose regulations to achieve these goals consistent with state and federal law. As a result, CARB adopted the Advanced Clean Truck (“ACT”) rule in June 2020 which mandates the manufacture of zero emissions trucks (“ZETs”) by January 2024, and the Advanced Clean Fleet (“ACF”) rule, adopted in April of 2023, which mandates fleets to increasingly purchase ZETs starting in 2025.  ACT received an EPA waiver from the Biden Administration whereas the ACF rule did not. Consequently, CARB chose to withdraw the ACF’s waiver application on January 13, 2025. It is possible that the Trump Administration may withdraw the EPA waiver given to California over the ACT. We expect California will face difficulties in implementing the ACT without significant fleet purchase requirements.  Currently, ACF can only legally mandate state and local government fleets to purchase ZETs which may be insufficient to sustain the manufacturing numbers required by ACT over time. To succeed, ACT may need to be significantly modified to include low NOx trucks that meet a minimum of 50mg NOx emissions standard as set by CARB’s Omnibus rule. Executive Order B55-18 sets a statewide target to achieve carbon neutrality no later than 2045. The transitioning of California’s energy markets to increased reliance on renewable and carbon-free sources has the potential to create favorable market conditions for RNG but could also harm our vehicle fueling business. Future regulatory actions will be required to meet the state’s zero-emission and carbon neutrality targets.

Employees and our Human Capital

As of December 31, 2024, we employed 577 people. We have not experienced any work stoppages, and none of our employees are subject to collective bargaining agreements.

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

Sales and Marketing

We market our brands, products and services primarily through our direct sales force, which includes sales representatives covering all of our major geographic and customer markets, as well as attendance at trade shows and participation in industry conferences and events. Our sales and marketing team also work closely with federal, state and local government agencies to provide education about the value of our vehicle fuels and to keep abreast of proposed and newly adopted regulations that affect our industry. We also do paid advertising in outlets that reach the transportation markets and have an active social media presence.

Seasonality

To some extent, our business may experience seasonality. For more information, see the discussion under “Seasonality and Inflation” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property

Our intellectual property rights primarily consist of trade secrets, patents, know-how, trademarks and copyrights, and we rely on a combination of trademark laws, patent laws, trade secret laws, copyrights laws, confidentiality provisions and other contractual provisions to protect these rights and our proprietary information. These intellectual property rights help us to protect our innovations, retain existing business and secure new relationships with customers.

We have a total of 13 issued patents currently active, including 10 patents issued by the United States Patent and Trademark Office (“USPTO”) and 3 patents issued by the Canadian Intellectual Property Office (“CIPO”), expiring between 2027 and 2036. Additionally, we have 12 registered trademarks, including 9 trademarks registered with the USPTO and 3 trademarks registered with the CIPO, expiring between 2025 and 2034, and 6 trademark applications pending, including 3 trademark applications pending with the USPTO and 3 trademark applications pending with the CIPO.

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

Our success is highly dependent on the adoption by fleets and other customers of our RNG and conventional natural gas vehicle fuels. The market for our vehicle fuels has experienced slow, volatile and unpredictable growth in many sectors. For example, adoption and deployment of our vehicle fuels in heavy-duty trucking has been slower and more limited than we anticipated. Also, other important fleet markets, including airports, refuse, and public transit, had slower volume and customer growth in recent years that may continue. If the market for our vehicle fuels does not develop at improved rates or levels, or if a market develops but we are not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition, and operating results would be harmed.

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others: lack of demand for trucks that use our vehicle fuels; adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for diesel-powered vehicles, changes to emissions requirements applicable to vehicles and fleets powered by diesel, RNG, natural gas, or other vehicle fuels and/or growing support for renewable diesel, electric and hydrogen-powered vehicles; and limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects; perceptions about the benefits of our vehicle fuels relative to diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety; increases, decreases or volatility in the supply, demand, use and prices of crude oil, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol; inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders; vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels; the development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets; increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels; the impact of federal or state laws, orders or regulations mandating new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines, including the Advanced Clean Trucks regulation, the September 2020 Executive Order, the Advanced Clean Fleets regulation and the 2021 Executive Order (each as defined below); the availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

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

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. A small number of manufacturers, chiefly Cummins, produce engines that use our vehicle fuels. The number of manufacturers making vehicles that use our fuels is limited as well. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the cost of development and production as a result of increased tariffs in the U.S. or retaliatory tariffs against the U.S., or adoption or modification of government policies or programs such as the Advanced Clean Trucks regulation, the September 2020 Executive Order, the Advanced Clean Fleets regulation, and the January 2025 Executive Order (as defined below). The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that earlier models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels. If manufactures of vehicles and engines that use our fuels develop unsatisfactory vehicles or engines, then our business, financial condition, and results of operations may be adversely affected.

Our RNG business may not be successful.

Our RNG business consists of procuring RNG from projects we plan to develop and own or from projects owned by third-party producers and reselling this RNG through our fueling infrastructure. The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG; sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and sell Environmental Credits we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel at favorable prices, as well as our ability to appropriately balance supply we take with demand from customers. Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production, including unpredictable production levels or other difficulties due to, among others, problems with equipment, severe weather, droughts, financial condition or bankruptcy or insolvency of the applicable ADG and LFG source owner, health crises and pandemics, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion, required maintenance, or other operational issues. The agriculture industry generally, and the dairy industry in particular, are subject to risks and uncertainties that may lead to financial and other challenges impacting RNG production levels and potentially our future investments in RNG projects. For example, the dairy farm partner with whom we have contracted for our project in East Valley, Idaho filed for Chapter 11 bankruptcy protection in April 2024, which could have a material adverse impact on our RNG production, contractual rights, and investment for that project.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations (see “Our Principal Products, Services and Other Business Activities—Sales of Environmental Credits” in

Part I, Item 1 of this report for more information on the fluctuations in 2024). Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the AFTC, which expired on December 31, 2024 and has not been renewed, or the Section 45Z Production Tax Credit would also adversely impact our revenue. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

Our commercial success depends on our ability and the ability of our third-party supply sources to successfully develop and operate projects and produce expected volumes of RNG.

Our specific focus on RNG exposes us to risks related to the supply of and demand for RNG and Environmental Credits, the cost of capital expenditures, government regulation, including increased and/or new tariffs on equipment supply and raw materials, and economic conditions, among other factors. As an RNG supplier we may also be negatively affected by lower RNG production resulting from lack of feedstock, mechanical breakdowns, faulty technology, competitive markets, or changes to the laws and regulations that mandate the use of renewable energy sources.

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

delays in deliveries or increases in the price of equipment; permitting and other regulatory issues, license revocation and changes in legal requirements; increases in the cost of labor, labor disputes and work stoppages; potential business, financial stress or bankruptcy of partners or applicable source owners; failure to receive quality and timely performance of third-party or utility services; unforeseen engineering and environmental problems; cost overruns, including as a result of increased and/or new tariffs on equipment supply and raw materials; accidents involving personal injury or the loss of life; and weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events.

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

We have incurred pre-tax losses in the past, may incur losses in the future, and may never sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, we have recorded significant charges in connection with our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. For example, due to a decline in the market price of our common stock, we determined that an indicator of potential goodwill impairment existed as of March 31, June 30, September 30, 2024, and December 31, 2024 and as such, we performed  interim goodwill impairment tests during each of the quarters ended March 31, June 30, September 30, 2024 and December 31, 2024 of our single reporting unit.

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

As operators deploy hydrogen powered vehicles, we plan to modify our fueling stations, build additional hydrogen stations, and deliver clean hydrogen. Further, we have the capability to add electric charging at our sites, and we believe our RNG can be used to generate clean electricity to power vehicles. Our plans will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicle fuels. We have experience constructing hydrogen fueling stations, but such facilities cost significantly more than traditional RNG vehicle fueling stations. In addition, we have not yet added electric charging capability to any of our stations, and the cost of such capability may be significant. We will need to ensure compliance with all applicable regulatory requirements, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. If we are unable to modify our stations to provide hydrogen or add electric charging to our stations, or if we experience delays in doing so, our stations may be unable to meet our customer demand, which may negatively impact our business, prospects, financial condition, and operating results. Additionally, even if we are able to successfully modify our stations to provide hydrogen or electric charging stations, we will be dependent on the manufacturers of hydrogen and electric vehicles to succeed in our target markets, and we will have no influence over their activities. See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by original equipment manufacturers, over which we have no control,” above and elsewhere in these risk factors.

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

Increased global cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our information systems and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cybersecurity incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Despite implementing security measures, we have, from time to time, experienced cyberattacks or other cybersecurity incidents that have threatened our data and information systems. It is possible that future cybersecurity incidents  could materially and adversely affect our business. We cannot provide assurance that our safety and security measures will prevent our information systems from improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cybersecurity incidents. Any IT security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. A cybersecurity incident could occur and persist for an extended period without detection, and an investigation of any successful cybersecurity incident would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cybersecurity incidents. In addition, our information technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures.

The company relies on third party service providers, software as a service providers, and technologies to operate critical business systems and process sensitive information. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place, or they may suffer unexpected downtime due to power loss, computer system or data network failures. Any security incident or other type of interruption, our information systems may become disabled or inaccessible, disrupting our operations.

The integration of Internet of Things (“IoT”) and Artificial Intelligence (“AI”) technologies into our business operations presents both significant opportunities and inherent risks. While these technologies offer the potential to enhance efficiency, improve decision-making, and create value, they also expose the company to various operational, cybersecurity, and regulatory risks. The reliance on IoT and AI systems for critical business operations necessitates high levels of system reliability and performance. Any malfunction, failure, or suboptimal performance of these systems can disrupt business activities, resulting in downtime, reduced productivity, and financial losses. Inaccurate, incomplete, or corrupted data can lead to flawed decision-making, inefficiencies, and potential financial and operational risks. IoT and AI systems are vulnerable to cyber threats, including data breaches, hacking, and unauthorized access. A successful cyber-attack can compromise sensitive company information, customer data, and intellectual property, leading to financial losses, legal liabilities, and reputational damage. The use of IoT and AI technologies involves collecting and processing large volumes of personal and proprietary data. Any mishandling or unauthorized access to this data can result in privacy breaches, regulatory penalties, and loss of customer trust. The regulatory landscape for IoT and AI technologies is evolving rapidly. The company must ensure compliance with existing and emerging regulations related to data protection, privacy, and cybersecurity. Non-compliance can result in significant legal and financial penalties and impact business operations

Any failure to maintain proper function, security and availability of the information systems and the data maintained in those systems we use could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

NG Advantage may not be successful.

NG Advantage provides “virtual pipelines” to transport CNG by truck from compression facilities to pipeline interconnects and to industrial and commercial customer users that do not have direct access to natural gas pipelines. NG Advantage faces unique risks, including among others: (i) it has a history of net losses; (ii) NG Advantage may need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company; (iii) the labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations; (iv) NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents; and (v) NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business. If NG Advantage fails to manage any of these risks, our business, financial condition, liquidity, results of operations, prospects and reputation may be harmed. In addition, we have been a significant source of financing for NG Advantage. If NG Advantage needs to raise additional capital and is not able to obtain financing from external sources, we may need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations.

Our station construction activities subject us to business and operational risks.

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We have nearly completed stations that are not open for fueling operations. Some of these stations are subject to agreements that will expire prior to us being able to open such stations and, as a result, we will incur substantial additional costs and non-cash asset impairments or other charges to remove or abandon equipment located at such stations, which could cause the price of our common stock to decline. For example, our Liquified Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers, LLC (“Pilot”) may expire in August 2025 per its terms, and may not be renewed. If a new agreement is not reached, the Company would abandon and remove its assets located at 55 Pilot stations. In connection with the potential removal of station equipment and site improvements, the Company may recognize up to approximately $55.0 million in accelerated depreciation expense relating to the change in depreciable life of the 55 station assets. Amounts associated with the accelerated depreciation expense would be included in “Depreciation and amortization” at the time the Company decides to abandon the station assets.

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

Additionally, increased and/or new tariffs on equipment supply and raw materials, and shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. For example, the Trump Administration has imposed and announced plans to impose broad-based tariffs on imports from many countries, including China, Mexico, and Canada, as well as countries of the European Union, Japan.  Such tariffs could cause the cost of procuring material and equipment used in the construction and development of our stations to significantly increase. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events occur, our business, operating results and liquidity could be negatively affected.

We have significant contracts with government entities, which are subject to unique risks.

We have, and expect to continue to seek, long-term fueling station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 27%, 30% and 22% of our revenue in 2022, 2023 and 2024, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts or any other governmental action that results in reduced support for our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, Environmental Credit sales and recognition of government credits, station construction sales, grants and incentives, such as AFTC, which expired on December 31, 2024 and has not been renewed (for example, we recorded all of the AFTC revenue associated with our vehicle fuel sales made in the first and second quarters of 2022 during the third quarter of 2022); fluctuations in commodity, station construction and labor costs, including as a result of increased and/or new tariffs on equipment supply and raw materials; fluctuations in expenditures and resource commitments due to new ADG RNG project developments; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; weather and seasonality; and the other factors described in these risk factors.

Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. These or other similar gains or losses may not recur, in the same amounts or at all in future periods. These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, such as with respect to periods heavily impacted by effects of the COVID-19 pandemic or periods impacted by non-cash asset impairment charges related to station closures, and investors in our securities should not rely on the results of one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we may have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

A pandemic, epidemic or other infectious disease outbreaks, such as the COVID-19 pandemic, may adversely harm our business.

Our business may be adversely impacted by a future pandemic or epidemic, such as the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, we experienced increased costs on equipment and construction services, and longer lead times on equipment and materials orders. Any future pandemic, epidemic, or infectious disease outbreak could also adversely affected our business through delaying the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks and/or a delaying increased usage of our vehicle fuels; decreasing the volume of truck and fleet operations, including shuttle buses at airports, refuse trucks, and public transportation generally, and disrupting production of vehicles and engines that use our fuels. Any of the foregoing may result in decreased demand for our vehicle fuels, plant closures, decreased manufacturing capacity, and delays in deliveries, which would negatively impact our business, operations, and financial condition.

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

Asset sales and equity or debt financing may not be available when needed, on terms favorable to us or at all. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Any issuances of our common stock or securities convertible into our common stock to raise capital would dilute the ownership interest of our existing stockholders. Any additional debt financing we may pursue could require us to make significant interest or other payments. In addition, higher levels of indebtedness could increase our risk of non-repayment, adversely affect our creditworthiness, and amplify the other risks associated with our existing debt, which are discussed elsewhere in these risk factors. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees. On the other hand, if we are unable to obtain capital in amounts sufficient to fund our obligations, expenses, and strategic initiatives, we could be forced to suspend, delay or curtail our business plans or operating activities or could default on our contractual commitments. Any such outcome could negatively affect our business, performance, liquidity, and prospects.

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our credit agreement and other indebtedness we may incur, and we may not generate sufficient cash flow from our business to pay our debt.

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of December 31, 2024, we had total consolidated indebtedness of $268.1 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

Our payments of amounts owed under our various debt instruments will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments, and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt. If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. We are permitted under the Stonepeak Credit Agreement to incur additional debt under certain conditions. If new debt were to be incurred in the future, the related risks that we now face could intensify. The Stonepeak Credit Agreement requires us and our subsidiaries, on a consolidated basis, to comply with a maximum total net leverage ratio, a minimum interest coverage ratio, and a minimum liquidity test. In addition, the Stonepeak Credit Agreement contains certain covenants that limit or restrict our and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate, amend our charter documents and certain other agreements, and enter into speculative hedging arrangements. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, declare all amounts owed immediately due and payable and foreclose on our assets that serve as collateral. Any such declaration could deplete all or a large portion of our available cash flow, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.

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

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote or exclude the use of our vehicle fuels. These include various government programs that make grant funds available from the purchase of vehicles and construction of fueling stations or dairy digesters, as well as the AFTC, which expired on December 31, 2024 and has not been renewed, under which we generated revenue for our vehicle fuel sales. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

These programs and regulations, which have the effect of encouraging the use of RNG as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels, or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote RNG. Many of these parties have substantially greater resources and influence than we have. Further, challenges to agencies’ rules and regulations and their interpretations of such rules and regulations, and changes in federal, state or local political, social or economic conditions, including as a result of a lack of legislative focus on these programs and regulations or prolonged U.S. government shutdown, could result in their modification, delayed adoption or repeal. For example, the Inflation Reduction Act of 2022 (“IRA”) contains credits and tax incentives that have been and may in the future be beneficial to us but an executive order issued by President Trump in January 2025 (the “January 2025 Executive Order”) has paused disbursement of certain funds under the IRA and there can be no assurance that we will be able to continue to benefit from such credits in the future.

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the programs and regulations we rely on, Environmental Credits, which could have a material adverse effect on our business, financial condition and results of operations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG, could reduce the market for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

To benefit from Environmental Credits, RNG projects are required to be registered and are subject to audit.

RNG projects are required to register with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. We also must certify RNG pathways with CARB, which typically takes from 15 to 18 months from first injection of RNG into the commercial pipeline system. Delays in obtaining registration, RIN qualification, and any LCFS credit qualification of a new project could delay future revenues from a project and could adversely affect our cash flow. Further, we may make large investments in projects prior to receiving the regulatory approval and RIN qualification. By registering RNG projects with the EPA’s voluntary Quality Assurance Plan and by establishing RNG pathways under CARB’s LCFS program, we are subject to third-party audits and on-site visits of projects to validate generated RINs and overall compliance with the federal renewable fuel standard and the LCFS. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

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

In June 2020, CARB adopted the Advanced Clean Trucks regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the Advanced Clean Trucks (the “ACT”) regulation seeks to have every new commercial vehicle sold in California be zero-emissions. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. Resulting regulations mandate increasing adoption of zero-emission vehicles. The ACT received a federal EPA waiver from the Biden administration. It is possible that the Trump Administration may withdraw the federal EPA waiver given to California over the ACT. California will face difficulties in implementing the ACT without significant fleet purchase requirements.  To succeed, ACT may need to be significantly modified to include low NOx trucks that meet a minimum of 50mg NOx emissions standard as set by CARB’s Omnibus rule.

In April 2023, CARB adopted the Advanced Clean Fleets (the “ACF”) regulation, which requires all public transit truck fleets, including municipal and other governments, be zero emission by 2042. The ACF regulation also sought to end the sale of combustion trucks in California in 2036. The ACF did not received a federal EPA waiver and CARB chose to withdraw the ACF’s waiver application in January 2025. As it stands now, ACF can only legally mandate state and local government fleets to purchase ZETs which may be insufficient to sustain the manufacturing numbers required by ACT over time.

Among other things, we believe the intent of the ACT, the September 2020 Executive Order, and the ACF regulation is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. Implementation of such regulations and executive actions may slow, delay or prevent the adoption by fleets and other commercial customers of our vehicle fuels, particularly in California. Moreover, other states have enacted, or have taken steps to enact, similar regulations, which may slow, delay, change, or prevent the adoption of our vehicle fuels in those states as well. These actions could result in state funding and incentive programs being directed only to the adoption of zero emission vehicles. In December 2021, President Biden signed an executive order (the “2021 Executive Order”) that directs the federal government to achieve certain goals, including purchasing 100% zero-emission vehicles by 2035 for its fleet of over 600,000 cars and trucks.

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

Our operations entail inherent safety risks, including risks associated with equipment defects, malfunctions, failures, and misuses. For example, operation of LNG pumps requires special training because of the extremely low temperatures of LNG. Also, LNG tanker trailers and CNG fuel tanks and trailers could rupture if involved in accidents or improper maintenance or installation. Further, improper refueling of vehicles that use our fuels or operation of vehicle fueling stations could result in sudden releases of pressure that could cause explosions. In addition, our operations may result in the venting of methane, which is flammable and is a potent GHG. These safety and environmental risks could result in uncontrollable flows of our fuels, fires, explosions, death, or serious injury, any of which may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and costs if any such damages are not covered by insurance or are more than our policy limits, or if environmental damage causes us to violate applicable GHG emissions or other environmental laws. Additionally, the occurrence of any of these events with respect to our fueling stations or our other operations could materially harm our business and reputation. Moreover, the occurrence of any of these events to any other organization in our vehicle fuel business could harm our industry generally by negatively affecting perceptions about, and adoption levels of, our vehicle fuels.

Risks Related to Our Common Stock

A significant portion of our outstanding common stock is owned or otherwise subject to acquisition by three equityholders, each of which may have interests that differ from the Company’s other stockholders and which now or in the future may be able to influence the Company’s corporate decisions, including a change of control.

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (defined below), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owns approximately 19% of our outstanding shares of common stock as of December 31, 2024. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

The Amazon Warrant was immediately exercisable by Amazon Holdings for 4.999% of our outstanding common stock when issued. Subject to additional vesting through fuel purchase from the Company pursuant to the Fuel Agreement, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company 61 days’ notice that it is waiving such limitation.

The Stonepeak Warrant is exercisable at any time after December 12, 2025 for up to 9.999% of our common stock outstanding immediately after giving effect to such exercise, and Stonepeak’s beneficial ownership will initially be contractually limited to such beneficial ownership limitation unless Stonepeak gives the Company 61 days’ notice that it is waiving such limitation.

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

We own and operate the Boron Plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30-year ground lease for the 36 acres on which this plant is situated. The Boron Plant can produce 98.5 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The plant had a production utilization rate of 78% and 94% for the years ended December 31, 2023 and 2024, respectively.

We own and operate the Pickens Plant located in Willis, Texas, approximately 50 miles north of Houston. We own approximately 24 acres of land on which this plant is situated, along with approximately 34 acres surrounding the plant. The Pickens Plant can produce 36.5 million gallons of LNG per year and includes a tanker trailer loading system and a 830,000 gallon storage tank that can hold up to 830,000 usable gallons. During the years ended December 31, 2023 and 2024, the Pickens Plant was offline for maintenance and repairs; hence, the plant had no LNG production in 2023 and 2024.

We own, operate or supply 582 fueling stations in the U.S. and 25 in Canada. Fueling stations are facilities where RNG or conventional natural gas is dispensed in the form of CNG or LNG into the fuel tanks of vehicles for use as transportation fuel. We own station equipment throughout the U.S. (See Note 9) that is used for dispensing CNG or LNG at properties we lease under long-term lease arrangements (See Note 15). Additionally, we operate fueling stations or supply CNG or LNG to fueling stations where our customer owns the fueling station equipment. At these stations, we operate under the following arrangements: (i) provide O&M services on a per gallon or fixed fee basis and do not directly sell CNG or LNG, or (ii) provide O&M services and also have a fuel supply sales agreement for CNG or LNG with our customer.

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

Holders

There were approximately 53 holders of record of our common stock as of February 14, 2025. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Issuer Purchases of Equity Securities

On March 12, 2020, our Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of our outstanding common stock (the “Repurchase Program”). On December 7, 2021, our Board of Directors approved an increase in the aggregate amount of our common stock to be repurchased under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and may be suspended or discontinued at any time. As of December 31, 2024, approximately $26.5 million remained available under the Repurchase Program.

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

The Company did not repurchase any shares in the years ended December 31, 2023 and 2024. Any share repurchases under the Repurchase Program will require consent from the Company’s creditor, Stonepeak Partners LP, to remain in compliance with covenants under the Credit Agreement.

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

The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and in each of these indices at the close of market on December 31, 2019 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

800.00%
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
-100.00%
Dec-31-2019
Mar-31-2020
Jun-30-2020
Sep-30-2020
Dec-31-2020
Mar-31-2021
Jun-30-2021
Sep-30-2021
Dec-31-2021
Mar-31-2022
Jun-30-2022
Sep-30-2022
Dec-31-2022
Mar-31-2023
Jun-30-2023
Sep-30-2023
Dec-31-2023
Mar-31-2024
Jun-30-2024
Sep-30-2024
Dec-31-2024
NASDAQ Composite Index (^COMP) - Index Value
Clean Energy Fuels Corp. (NasdaqGS:CLNE) - Share Pricing
Russell 2000 Index (^RUT) - Index Value

Item 6.   [Reserved].

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons of 2024 to 2023. Discussions of 2022 items and year-to-year comparisons of 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

As a clean energy solutions provider, we supply RNG (sourced from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture project with TotalEnergies S.E. (the “DR JV”) (see Note 3)) and conventional natural gas (sourced from third party suppliers), in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the United States (“U.S.”) and Canada; develop and own dairy anaerobic digester gas (“ADG”) RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of December 31, 2024, we deliver RNG to the transportation market through 582 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 25 fueling stations in Canada as of December 31, 2024.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2024, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

In recent periods, we have experienced increases in commodity and supply chain costs due to inflationary pressures. Additionally, effects stemming from disruptions in labor supply and in supply chains, leading to shortages of certain materials and equipment and higher labor costs that have continued to linger to some extent. The future duration and extent of these pressures and effects are difficult to predict. Although we have partially offset these increased costs through price increases for our products and services, our efforts to manage the current inflationary pressure and to recover inflation-based cost increases from our customers may be hampered by the structure of our contracts as well as the competitive and economic conditions of the markets in which we serve. For more information, see “Risk Factors” in Part I, Item 1A of this report.

As of December 31, 2024, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this report for more information.

We believe we have sufficient liquidity to support business operations through this volatile period, including total cash and cash equivalents and short-term investments of $217.5 million, excluding current portion of restricted cash, as of December 31, 2024 and $1.0 million of current debt.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Year Ended December 31,

Revenue (in millions)	2022	2023	2024
Product revenue(1):
Volume-related(2)
Fuel sales(3) (5)	$281.1	$287.0	$258.9
Change in fair value of derivative instruments(4)	0.5	(0.2)	(0.1)
RIN Credits	34.7	25.9	39.0
LCFS Credits	12.6	9.9	9.9
AFTC(6)	21.8	20.9	23.8
Total volume-related product revenue	350.7	343.5	331.5
Station construction sales	22.3	26.4	25.2
Total product revenue	373.0	369.9	356.7
Service revenue(7):
Volume-related, O&M services	45.9	52.7	56.9
Other services	1.3	2.6	2.3
Total service revenue	47.2	55.3	59.2
Total revenue	$420.2	$425.2	$415.9
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $24.3 million, $60.6 million and $60.8 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 12) for the years ended December 31, 2022, 2023 and 2024, respectively.

(4)	The change in fair value of derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.
(5)	Includes net settlement of the Company’s commodity swap derivative instruments. For the years ended December 31, 2022, 2023 and 2024, net settlement payments recognized in fuel revenue were $7.8 million, $4.9 million and $2.4 million, respectively.
(6)	Represents AFTC. AFTC is available for vehicle fuel sales made through December 31, 2024.
(7)	Our service revenue primarily represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2022, 2023 and 2024. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,
correlating to total volume-related product revenue	2022	2023	2024
RNG	198.2	225.7	236.7
Conventional natural gas	69.6	62.5	60.8
Total fuel volume	267.8	288.2	297.5

	Year Ended
O&M services volume, GGEs(1) serviced (in millions),	December 31,
correlating to volume-related O&M services revenue	2022	2023	2024
O&M services volume	240.4	256.9	263.2

	Year Ended
	December 31,
Other operating data (in millions)	2022	2023	2024
Station construction cost of sales	$19.4	$24.4	$24.4
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(58.7)	$(99.5)	$(83.1)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $21.8 million, $20.9 million, and $23.8 million of AFTC revenue for the years ended December 31, 2022, 2023 and 2024, respectively.
(3)	Includes $24.3 million, $60.6 million and $60.8 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant (as defined in Note 12) for the years ended December 31, 2022, 2023 and 2024, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $0.5 million, $(0.2) million and $(0.1) million for the years ended December 31, 2022, 2023 and 2024, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

2023 – 2024 Key Developments

TotalEnergies Joint Venture. In the first quarter of 2023, the DR JV began producing RNG and made its first injection into the natural gas pipeline; since then, the production of RNG at the DR JV has continued to ramp up. On June 27, 2023, the DR JV issued a capital call for $11.0 million of additional funding, requiring TotalEnergies and the Company each to contribute $5.5 million. On June 28, 2023, the Company contributed $5.5 million and advanced $5.5 million to the DR JV. The $5.5 million advance was subsequently refunded to the Company by the DR JV in December 2023. Funds from the capital call were primarily used to fund required loan reserves and to paydown outstanding liabilities of the DR JV. bp Joint Venture. The RNG production facility at Drumgoon Dairy was placed into service in the fourth quarter of 2023. This

RNG project is designed to supply approximately 1.7 million GGEs of RNG annually when at full capacity. As of December 31, 2024, there were five RNG projects in the bp Joint Venture (“bpJV”) that were completed. All RNG produced from projects in the bpJV will be available to us for sale as vehicle fuel pursuant to our existing marketing agreement with bp.

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

Tourmaline Joint Development. On April 18, 2023, we and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement (the “Tourmaline JDA”) to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, the construction of these CNG fueling stations will allow heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon alternative to gasoline and diesel.  We are operating a CNG fueling station in Edmonton, Alberta, as part of the Tourmaline JDA  and have opened two more stations in the municipalities of Calgary and Grande Prairie in Alberta. We expect to open additional CNG fueling stations in Chilliwack and Kamloops in British Columbia and Fort McMurray in Alberta in 2025, with additional locations being evaluated.

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

Stonepeak Credit Agreement. On December 12, 2023, we entered into a six-year $300 million senior secured first lien term loan (as amended, supplement or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), and Alter Domus

Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties. The Stonepeak Credit Agreement also provides for a two-year delayed draw term loan commitment of an additional $100 million. In addition to repaying existing loans, the Stonepeak Credit Agreement will provide us with capital for new RNG production facilities, as well as the expansion of our fueling infrastructure targeting the heavy-duty truck market. In connection with this transaction, we issued warrants to Stonepeak (the “Stonepeak Warrant”) providing the right to purchase 10 million shares of common stock at an exercise price of $5.50 per share and 10 million shares of common stock at an exercise price of $6.50 per share. The Stonepeak Warrant expires on June 15, 2032 and is exercisable at any time after December 12, 2025. See Note 11 for more information about our outstanding debt and Note 12 for additional information about the Stonepeak Warrant.

AFTC. The IRA reinstated and extended the AFTC incentive for three years through December 31, 2024, which expired on December 31, 2024. Additionally, the executive order issued by President Trump in January 2025 has paused disbursement of certain funds under the IRA and there can be no assurance that we will be able to continue to benefit from AFTC in the future.

Joint Development Agreement with Maas Energy Works, LLC. In May 2024, we entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”) that granted us exclusive rights to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms. Pursuant to the Maas JDA, we have the option to exercise our exclusive development rights with respect to these projects subject to our due diligence. We will record all the associated income/loss in earnings until a certain rate of return is achieved and then receive 49% of the income/loss in earnings with Maas receiving 51%. We contemplate investing up to $132.0 million of equity capital in production projects in connection with the Maas joint development. RNG produced from the ADG RNG project(s) will be available to us for sale as vehicle fuel. As of December 31, 2024, the Company has invested $33.8 million to the Project LLC.

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

The dairy farm partner, in accordance with the Bankruptcy Code, had the exclusive right to propose a plan of reorganization for a limited period of time (the “Exclusivity Period”). In December 2024, the Exclusivity Period expired and was not extended. As a result, creditors of the dairy farm partner became eligible to submit competing plans of reorganization.

In February 2025, the dairy farm partner filed a second amended Chapter 11 bankruptcy plan of reorganization, amending the previous Chapter 11 bankruptcy plan of reorganization filed in December 2024 (the “Plan of Reorganization”), which proposes to accept and continue to perform under the contracts with the bpJV. However, the Plan of Reorganization has not been solicited to creditors or confirmed by the Bankruptcy Court. A secured creditor of the dairy farm has filed a competing plan of reorganization, which also contemplates the acceptance and performance of the contracts with the bpJV in most scenarios. This competing plan of reorganization has also not been solicited to creditors or confirmed by the Bankruptcy Court.

At present, substantial uncertainty exists and a wide range of potential outcomes are possible, including taking a loss of a substantial part of our investment due to the outcome of the proceedings. The Company is gathering facts, closely monitoring the bankruptcy proceedings, and assessing possible future developments and alternatives and the bankruptcy’s potential impact on our business, financial condition or results of operations.

Pilot Fueling Station Equipment Removal. In January 2025, we received notice of non-renewal from Pilot Travel Centers, LLC (“Pilot”) of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010, which will expire in August 2025 per its terms. If a new agreement is not reached, the Company would abandon and remove its assets located at 55 Pilot stations. In connection with the potential removal of station equipment and site improvements, the Company may recognize up to approximately $55.0 million in accelerated depreciation expense relating to the change in depreciable life of the 55 station assets. Amounts associated with the accelerated depreciation expense would be included in “Depreciation and amortization” at the time the Company decides to abandon the station assets.

Debt Level and Debt Compliance

As of December 31, 2024, we had total indebtedness, excluding finance lease obligations, of $300.2 million in principal amount, of which $0.1 million is expected to become due in 2025. Certain of the agreements governing our outstanding debt, which are discussed in Note 11, have certain financial and non-financial covenants with which we must comply. As of December 31, 2024, we were in compliance with all of these covenants.

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

We believe challenging market conditions are caused by a number of factors, including the following:

●	Volatile prices for oil and diesel, which may decrease the price advantage of our fuels. In addition, these pricing conditions have led us to reduce the prices we charge some customers for our fuels, which has reduced our profit margins.
●	There has been increased focus by some parties, including lawmakers, regulators, policymakers, environmental and advocacy organizations and other powerful groups, on electric or other alternative vehicles or vehicle fuels. For example, the executive order signed by President Biden in December 2021 directs the federal government to achieve certain goals, including replacing its fleet of over 600,000 cars and trucks with 100% zero-emission vehicles by 2035. In addition, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Among other things, we believe many California lawmakers and regulators’ desire to limit and ultimately discontinue the production and use of internal combustion engines is because such engines have “tailpipe” emissions.

●	We believe the lack of substantial growth in the heavy-duty trucking market has been driven in part by the experience of operators with, or perceptions of, unsatisfactory performance by prior models of heavy-duty natural gas truck engines, actual or perceived insufficiencies in the financial incentives to convert, and improvements in diesel engine technology. If these conditions continue, then the growth levels in this market will continue to be low. We believe the newest models of heavy-duty natural gas truck engines have substantially addressed concerns with prior models. To the extent these or other factors have contributed to curtailed demand or slowing growth in the market for our vehicle fuels, we believe they have also contributed to decreases in station construction activity in certain periods, as the success of this activity is dependent on the success of the market for our vehicle fuels generally. Moreover, we believe these factors have materially contributed to the volatility and declines in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and indications of asset or goodwill impairment. If these adverse macroeconomic conditions and other uncertainties in our industry persist, our financial results and stock price may continue to be adversely affected.

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

Our Performance

Overview. Our gross revenue mostly consists of volume-related product and service revenue and station construction sales. Our revenue can vary between periods due to a variety of factors, including, among others, the amount and timing of vehicle fuel sales, natural gas commodity prices, station construction sales, sales of Environmental Credits, and recognition of government credits, grants and incentives, such as AFTC, which expired on December 31, 2024 and has not been renewed. In addition, our volume-related product revenue has been subject to fluctuations as a result of our entry into certain commodity swap arrangements in October 2018 and ended in June 2024, because the changes in fair value of these and certain other derivative instruments, including existing and anticipated fueling contracts under our Zero Now truck financing program, are included in volume-related product revenue. Furthermore, our volume-related product revenue has been affected by the Amazon Warrant Charges resulting from immediate vesting of a portion of the Amazon Warrant and subsequent vesting associated with fuel purchases made by Amazon and its affiliates.

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

See “Results of Operations” below for more information about our performance in 2023 and 2024.

Fuel Volume. The amount of RNG and conventional natural gas, in the form of CNG and LNG, that we sold increased by 3.3% from 2023 to 2024 primarily due to an increase in economic activities and travel generally and growth in our key customer markets.

The amount of RNG we sell as vehicle fuel, which is delivered in the form of CNG or LNG, has continued to experience robust growth, and increased by 4.9% from 2023 to 2024. We believe the increased demand for RNG is attributable to the belief in the dramatic reduction in the amount of climate-harming GHG that can be achieved through the use of RNG and pressure from politicians, regulators, non-governmental organizations and the investment community directed at companies to reduce their contributions to GHG emissions. To the extent demand for RNG continues to increase, we expect our joint ventures with TotalEnergies and bp and our expanded supply agreements to increase our volume-related product revenue due to increased volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS Credits. In addition, such an increase in RNG demand could also result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities (which may have distinct advantages in accessing RNG supply, including potential use of ratepayer funds to fund RNG purchases if approved by a utility’s regulatory commission) and other users and providers. We expect to invest in production projects to help ensure that we have adequate supply of RNG, and we are pursuing development and ownership of livestock waste ADG projects on our own and with partners including TotalEnergies and bp.

Environmental Credits. When we sell RNG for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.

The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. For example, in 2024, market prices for RINs have been as high as $3.57 and as low as $2.08. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production levels of other fuels in the programs, or other conditions. See the risks discussed under “Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote our vehicle fuels, and their modification or repeal could negatively affect our business,” in Part I, Item 1A of this report for more information. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses.

Risk Management Activities

From time to time, we enter into fuel sales contracts that require us to sell CNG or LNG to our customers at a fixed price. These contracts expose us to the risk that the price of natural gas commodity may increase above the natural gas commodity cost component included in the price at which we are committed to sell the natural gas to our customers.

In an effort to mitigate the volatility of our earnings related to any futures contracts and to reduce our risk related to our fixed price sales contracts, we operate under a policy pursuant to which we purchase future physical delivery, fixed price contracts to hedge our exposure to variability in expected future cash flows related to a particular fixed price contract or bid. Subject to the conditions set forth in the policy, we purchase physical delivery fixed price contracts in quantities reasonably expected to effectively hedge our exposure to cash flow variability related to fixed price sales contracts entered into after the date of the policy.

Unless otherwise agreed in advance by our Board of Directors and the derivatives committee thereof, we will conduct our futures contract activities and enter into fixed price sales contracts only in accordance with our policy.

Due to the restrictions of our policy, we expect to offer few fixed price sales contracts to our customers. If we do offer a fixed price sales contract, we anticipate including a price component that would cover our estimated cash requirements over the duration of the future physical delivery fixed price contracts. The amount of this price component will vary based on the anticipated volume and the natural gas price component to be covered under the fixed price sales contract.

In October 2018, in support of our Zero Now truck financing program, we executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts were intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we have made and expect to make in our current and anticipated fueling agreements with fleet operators that participate in the Zero Now program.

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

Our volume-related product revenue consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, AFTC incentives, and sales of RINs and LCFS Credits in addition to Amazon Warrant Charges (as defined in Note 12) and changes in fair value of our derivative instruments.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. We assess our goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We are required to use judgment when applying the goodwill impairment test, including, among other considerations, the identification of reporting unit(s), the assessment of qualitative factors, and the estimation of fair value of a reporting unit in the quantitative approach. We determined that we are a single reporting unit for the purpose of performing the goodwill impairment test. We perform the impairment test annually on October 1st, or more frequently if facts or circumstances change that would indicate that the carrying amount may be impaired.

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

In 2024, we bypassed the qualitative assessment and directly perform the quantitative goodwill impairment test on October 1, 2024, for our single reporting unit, as described above, due to a decline in the market price of our common stock, which resulted in a fair value, based on its market value of invested capital plus a market participant acquisition premium, that exceeded carrying value by 16% or $165.1 million.

Due to a decline in the market price of our common stock subsequent to October 1, 2024, we performed an interim quantitative goodwill impairment test as of December 31, 2024 for our single reporting unit as described above, which resulted in a fair value, based on its market value of invested capital plus a market participant acquisition premium, that exceeded carrying value by 4% or $39.8 million.

Since December 31, 2024, our stock price has increased from the price at December 31, 2024, increasing our market capitalization. As such, we determined that declines experienced in 2024 are not currently sustained.  We have not identified other events or circumstances that would more likely than not reduce the fair value of our reporting unit to below its carrying value on a sustained basis. As such, we believe the reporting unit’s goodwill as of December 31, 2024 was not impaired. It is possible that our goodwill could become impaired if we determine in a subsequent period that the fair value of our reporting unit was less than its carrying amount on a sustained basis, which could result in a material charge and adversely affect our results of operations.

We had also performed interim quantitative goodwill impairment tests as of March 31, 2024, June 30, 2024, and September 30, 2024 for the single reporting unit. Each of the tests performed indicated that the fair value of the reporting unit exceeded its carrying value.

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

Results of Operations

The discussions below compare our results of operations in 2024 and 2023.  Historical results are not indicative of the results to be expected in the current period or any future period.

2024 Compared to 2023

The table below presents, for each period, each line item of our statement of operations as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended
	December 31,
	2023	2024
Statements of Operations Data:
Revenue:
Product revenue	87.0%	85.8%
Service revenue	13.0	14.2
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	72.9	60.0
Service cost of sales	7.9	9.1
Selling, general and administrative	26.4	26.9
Depreciation and amortization	10.7	10.8
Impairment of Investments in Equity Securities	—	1.9
Total operating expenses	117.9	108.7
Operating loss	(18.0)	(8.7)
Interest expense	(5.4)	(7.7)
Interest income	2.6	3.4
Other income (expense), net	—	—
Loss from equity method investments	(2.9)	(6.4)
Loss before income taxes	(23.7)	(19.4)
Income tax (expense) benefit	0.1	(0.6)
Net loss	(23.6)	(20.0)
Loss attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Clean Energy Fuels Corp.	(23.5)%	(19.9)%

Product revenue. Product revenue for 2024 decreased by $13.1 million to $356.7 million, representing 85.8% of total revenue, compared to $369.8 million, representing 87.0% of total revenue, for 2023. The decrease was primarily due to lower average prices on fuel sold driven by a decrease in the prices of natural gas, along with a $0.2 million increase in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant driven by higher customer fuel purchases, partially offset by an increase in total GGEs of fuel sold, resulting in a $28.1 million net decrease in fuel sales in 2024 compared to 2023. In addition, a decrease in station construction sales of $1.2 million resulting from decreased construction activities also contributed to the decrease in product revenue in 2024 compared to 2023. The decrease in product revenue between periods was partially offset by (1) an increase in RIN revenue of $13.1 million primarily resulting from higher average RIN prices and higher share of RIN values in 2024 when compared to those in 2023, (2) an increase in AFTC revenue of $2.9 million due to higher fuel volumes in 2024 compared to 2023, (3) an increase in LCFS revenue of $0.1 million primarily resulting from increased LCFS revenue sharing with customers in 2024 when compared to those in 2023, partially offset by lower average LCFS prices, and (4) a change in fair value of our commodity swap and customer contracts entered into in connection with our Zero Now truck financing program, as we recognized an unrealized loss of $0.1 million in 2024 compared to an unrealized loss of $0.2 million in 2023.

Service revenue. Service revenue for 2024 increased $3.9 million to $59.2 million, representing 14.2% of total revenue, compared to $55.3 million, representing 13.0% of total revenue, for 2023. The increase was primarily due to an increase in GGEs serviced in 2024 when compared to those in 2023.

Product cost of sales. Product cost of sales for 2024 decreased by $60.3 million to $249.6 million, representing 60.0% of total revenue, from $309.9 million, representing 72.9% of total revenue, in 2023. The decrease was primarily due to lower average prices of natural gas in 2024 compared to 2023. In 2023, there was a significant rise in cost of natural gas in California during January and February. The effects of lower natural gas prices in 2024 were partially offset by an increase in GGEs of fuel sold.

Service cost of sales. Service cost of sales for 2024 increased by $4.2 million to $37.9 million, representing 9.1% of total revenue, from $33.7 million, representing 7.9% of total revenue, in 2023. The increase was primarily due to an increase in GGEs serviced in 2024 when compared to those serviced in 2023.

Selling, general and administrative. Selling, general and administrative expenses decreased by $0.5 million to $111.8 million in 2024, from $112.3 million in 2023. The decrease was mostly driven by a $12.5 million decrease in stock-based compensation expense due to current year vesting and forfeiture of equity awards granted in prior years, partially offset by equity awards granted in the current year, partially offset by a $5.4 million increase in salaries and benefits as a result of higher headcount and a $6.6 million increase in general business, selling and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased by $1.0 million to $44.7 million in 2024, from $45.7 million in 2023. The decrease was primarily due to more assets being fully depreciated partially offset by higher amount of depreciable assets.

Impairment of Investments in Equity Securities. Impairment of Investments in equity securities increased by $8.1 million to $8.1 million in 2024, from $0.0 million in 2023. The impairment was primarily due to the investee’s deteriorating financial results in late 2024.

Interest expense. Interest expense increased by $9.3 million to $32.2 million in 2024 from $22.9 million in 2023, primarily due to (1) a 11.5 million increase due to higher outstanding indebtedness, (2) a $3.2 million increase due to higher amortization of debt discount and issuance costs, partially offset by a $5.4 million debt extinguishment loss relating to extinguishment of the Sustainability-Linked Term Loan pursuant to the Riverstone Credit Agreement (each as defined and described in Note 11 to the note to consolidated financial statements) in 2023.

Interest income. Interest income increased by $2.9 million to $14.0 million in 2024 from $11.1 million in 2023, primarily due to higher average interest rates of the Company’s short-term investments and loan receivables.

Loss from equity method investments. Loss from equity method investments increased by $14.1 million to $26.6 million in 2024 from $12.5 million in 2023, due to the operating results of SAFE S.p.A., Rimere and our joint venture(s) with TotalEnergies and bp, and our other equity method investees.

Income tax (expense) benefit. Income tax expense was $2.7 million in 2024 compared to income tax benefit of $0.4 million in 2023. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and other indefinite-lived deferred tax liabilities, and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. In 2024 and 2023, we recorded a gain of $0.6 million and $0.6 million, respectively, for the noncontrolling interest in the net loss of NG Advantage. The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2024 and 2023 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $64.6 million in 2024, compared to cash provided by operating activities of $43.8 million in 2023. The increase in cash provided by operating activities in 2024 was primarily attributable to higher contributions relating to the procurement and sales of natural gas in 2024 compared to that in 2023. The increase is partially offset by higher net cash interest payments and changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash.

Investing Activities. Cash used in investing activities was $77.7 million in 2024, compared to cash used in investing activities of $202.0 million in 2023. The decrease in cash used in investing activities in 2024 was primarily attributable to a $48.4 million increase in net maturities of short-term investments in 2024 when compared to that in 2023, a $44.4 million net decrease in capital expenditures on property and equipment and on RNG production projects, and a $40.6 million decrease in investments in other entities. The decrease is partially offset by an $8.8 million increase in net disbursements for loans receivables.

Financing Activities. Cash used in financing activities was $1.9 million in 2024, compared to $139.1 million provided by financing activities in 2023. The change between periods was primarily attributable to proceeds received from the issuance of debt in connection with the Stonepeak Credit Agreement (Note 11) in 2023, while there were no such debt issuance activities in 2024.

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

Our business plan calls for approximately $30.0 million in capital expenditures in 2025. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2025, we anticipate deploying up to approximately $104.0 million to develop ADG RNG production facilities. As of December 31, 2024, we have invested $321.8 million in the development of ADG RNG production facilities, which includes $271.9 million contributed to our joint ventures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $302.9 million in principal amount as of December 31, 2024, of which approximately $1.0 million, $0.9 million, $0.7 million, $0.3 million, $300.0 million and $0.0 million are expected to become due in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively. Based on our outstanding indebtedness and applicable interest rates as of December 31, 2024, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.1 million for the year ending December 31, 2025. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $149.2 million as of December 31, 2024, of which approximately $16.7 million, $16.6 million, $16.6 million, $15.8 million, $15.1 million and $68.4 million are expected to become due in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. As of December 31, 2024, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $217.5 million, compared to $263.1 million as of December 31, 2023.

We expect cash provided by our operating activities to fluctuate depending on our operating results, which can be affected by the factors described above, such as the non-renewal of AFTC, as well as the other factors described in this MD&A and Item 1A. “Risk Factors” of this report.

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

Material Cash Requirements

The table below presents our material cash requirements, including the scheduled maturities of our contractual obligations and our commitments for capital expenditures as of December 31, 2024. This table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
		Less than			More than
Contractual Obligations: (in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt (1)	$443,302	$28,960	$57,933	$356,409	$—
Finance lease obligations (2)	3,110	1,143	1,725	242	—
Operating lease commitments (3)	149,233	16,663	33,229	30,925	68,416
Long-term take-or-pay contracts (4)	1,463	1,463	—	—	—
Construction contracts (5)	17,356	17,356	—	—	—
Capital expenditure for RNG project (6)	24,997	24,997	—	—	—
Total	$639,461	$90,582	$92,887	$387,576	$68,416
(1)	Represents long-term debt, including future interest payments, to finance acquisitions, equipment purchases and development of RNG production projects.
(2)	Consist of finance lease obligations, including future interest payments, relating to financing of equipment purchases.
(3)	Represent various leases including ground leases for our Boron, California plant and fueling stations, property leases relating to our office spaces, and leases for equipment.
(4)	Represent estimated commitment relating to our long-term, quarterly natural gas purchase contracts with a take-or-pay commitment.
(5)	Consist of our obligations to fund various fueling station construction projects including our commitment to construct certain fueling stations in Canada pursuant to the Joint Development Agreement with Tourmaline of which 50% of the station construction costs is expected to be reimbursed by Tourmaline. The amount presented is net of amounts funded through December 31, 2024 and excludes contractual commitments relating to station sales contracts.
(6)	Represents our capital expenditure commitment to fund the development and construction of ADG RNG projects, net of amounts funded through December 31, 2024. The project is expected to be substantially complete in the third quarter of 2025.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $93.8 million;
●	A loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments, the amount of which is shown under “Contractual Obligations” above;
●	One long-term natural gas sale contract with a fixed supply commitment.

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

We entered into a note purchase agreement, dated January 8, 2024, with Rimere, an equity method investee, pursuant to which we committed to make available up to $10.0 million in delayed draw loans to support Rimere’s working capital requirements (see Note 18).

As of December 31, 2024, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through March 2025.

In addition, as of December 31, 2024, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $182.4 million, $190.6 million, and $124.0 million of our cost of sales in 2022, 2023, and 2024, respectively.

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of December 31, 2024, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $0.4 million.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2024, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We have performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of December 31, 2024, we would expect a corresponding fluctuation in the value of the net assets to be $0.1 million.

Interest Rate Risk

As of December 31, 2024, we had no debt that bears a variable rate of interest. Certain LIBOR tenors were discontinued after 2021 with other London Inter-bank Offered Rate (“LIBOR”) tenors discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt or fees on our fixed rate debt, which could adversely affect our interest expense, results of operations and cash flows.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clean Energy Fuels Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of Plante & Moran, PLLC, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the consolidated financial statements for the year then ended December 31, 2022 of CE bp Renew Co, LLC a 50 percent owned investee company. The Company’s investment in CE bp Renew Co, LLC was $156.8 million as of December 31, 2022 and its loss from equity method investment of CE bp Renew Co, LLC was $2.7 million for the year then ended. The December 31, 2022 consolidated financial statements of CE bp Renew Co, LLC were audited by Plante & Moran, PLLC, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CE bp Renew Co, LLC, is based solely on the report of Plante & Moran, PLLC.

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

Goodwill impairment assessment

As discussed in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $64,328 thousand as of December 31, 2024. The Company performs an impairment test annually on October 1, or more frequently if facts and circumstances warrant a review. For purposes of this test, the Company determined that it has a single reporting unit. Due to a decline in the market price of the Company’s common stock, the Company performed a quantitative impairment test as of December 31, 2024. For the quantitative goodwill impairment test, the Company estimated the fair value of its reporting unit based on its market value of invested capital plus a market participant acquisition premium derived from recent merger and acquisition transactions. The results of the quantitative goodwill impairment test performed as of December 31, 2024 indicated that the fair value of the Company’s reporting unit exceeded its carrying value, and as such, no impairment charges relating to goodwill were recorded.

We identified the evaluation of the fair value of the Company’s reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate management’s market participant acquisition premium used to estimate the fair value of the reporting unit. Specifically, evaluating the market participant acquisition premium involved subjective assessment of the selection of recent mergers and acquisitions. Additionally, changes to the market participant acquisition premium could have had a significant effect on the fair value of the reporting unit.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process, including a control related to the estimation of the market participant acquisition premium and the selection of recent mergers and acquisitions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating management’s market participant acquisition premium by comparing it against a market participant acquisition premium independently developed using publicly available third-party market data, including recent mergers and acquisitions, of comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Irvine, California

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clean Energy Fuels Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Clean Energy Fuels Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Irvine, California

February 24, 2025

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2024
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$106,963	$91,562
Short-term investments	158,186	127,970
Accounts receivable, net of allowance of $1,475 and $1,965 as of December 31, 2023 and December 31, 2024, respectively	98,426	107,683
Other receivables	17,440	14,630
Inventory	45,335	43,434
Notes receivable - related party	2,330	2,372
Prepaid expenses and other current assets	41,495	26,117
Total current assets	470,175	413,768
Operating lease right-of-use assets	92,324	90,598
Land, property and equipment, net	331,758	365,319
Notes receivable and other long-term assets, net	35,735	38,245
Investments in other entities	258,773	265,268
Goodwill	64,328	64,328
Intangible assets, net	6,365	6,365
Total assets	$1,259,458	$1,243,891
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$38	$40
Current portion of finance lease obligations	1,758	920
Current portion of operating lease obligations	6,687	8,027
Accounts payable	56,995	33,301
Accrued liabilities	91,534	105,563
Deferred revenue	4,936	6,871
Derivative liabilities, related party	1,875	—
Total current liabilities	163,823	154,722
Long-term portion of debt	261,123	265,327
Long-term portion of finance lease obligations	1,839	1,766
Long-term portion of operating lease obligations	89,065	89,049
Other long-term liabilities	9,961	13,496
Total liabilities	525,811	524,360
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 223,026,966 shares and 223,456,994 shares issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	22	22
Additional paid-in capital	1,658,339	1,730,090
Accumulated deficit	(929,472)	(1,012,542)
Accumulated other comprehensive loss	(2,119)	(4,297)
Total Clean Energy Fuels Corp. stockholders’ equity	726,770	713,273
Noncontrolling interest in subsidiary	6,877	6,258
Total stockholders’ equity	733,647	719,531
Total liabilities and stockholders’ equity	$1,259,458	$1,243,891

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2023	2024
Revenue:
Product revenue	$372,995	$369,824	$356,709
Service revenue	47,169	55,335	59,156
Total revenue	420,164	425,159	415,865
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	279,748	309,901	249,627
Service cost of sales	27,993	33,719	37,918
Selling, general and administrative	109,456	112,265	111,834
Depreciation and amortization	54,674	45,674	44,737
Impairment of investments in equity securities	—	—	8,102
Total operating expenses	471,871	501,559	452,218
Operating loss	(51,707)	(76,400)	(36,353)
Interest expense	(6,308)	(22,924)	(32,179)
Interest income	3,374	11,148	14,005
Other income (expense), net	95	165	106
Loss from equity method investments	(4,824)	(12,510)	(26,576)
Loss before income taxes	(59,370)	(100,521)	(80,997)
Income tax (expense) benefit	(220)	423	(2,692)
Net loss	(59,590)	(100,098)	(83,689)
Loss attributable to noncontrolling interest	857	601	619
Net loss attributable to Clean Energy Fuels Corp.	$(58,733)	$(99,497)	$(83,070)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.26)	$(0.45)	$(0.37)
Weighted-average common shares outstanding:
Basic and diluted	222,414,790	222,904,785	223,346,127

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31, 2022			Year Ended December 31, 2023			Year Ended December 31, 2024
	Clean Energy	Noncontrolling		Clean Energy	Noncontrolling		Clean Energy	Noncontrolling
	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total

Net loss	$(58,733)	$(857)	$(59,590)	$(99,497)	$(601)	$(100,098)	$(83,070)	$(619)	$(83,689)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2022, 2023 and 2024	(1,773)	—	(1,773)	1,261	—	1,261	(2,397)	—	(2,397)
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2022, 2023 and 2024	(327)	—	(327)	342	—	342	219	—	219
Total other comprehensive income (loss), net of tax	(2,100)	—	(2,100)	1,603	—	1,603	(2,178)	—	(2,178)
Comprehensive loss	$(60,833)	$(857)	$(61,690)	$(97,894)	$(601)	$(98,495)	$(85,248)	$(619)	$(85,867)

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Additional		Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2021	222,684,923	$22	$1,519,918	$(771,242)	$(1,622)	$8,335	$755,411
Issuance of common stock, net of issuance costs	942,760	0	1,365	—	—	—	1,365
Repurchase of common stock	(1,190,254)	(0)	(6,122)	—	—	—	(6,122)
Stock-based compensation	—	—	26,473	—	—	—	26,473
Stock-based sales incentive charges	—	—	12,034	—	—	—	12,034
Net loss	—	—	—	(58,733)	—	(857)	(59,590)
Other comprehensive loss	—	—	—	—	(2,100)	—	(2,100)
Balance, December 31, 2022	222,437,429	22	1,553,668	(829,975)	(3,722)	7,478	727,471
Issuance of common stock	589,537	0	685	—	—	—	686
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	23,336	—	—	—	23,336
Stock-based sales incentive charges	—	—	38,388	—	—	—	38,388
Issuance of common stock warrants	—	—	42,435	—	—	—	42,435
Net loss	—	—	—	(99,497)	—	(601)	(100,098)
Other comprehensive loss	—	—	—	—	1,603	—	1,603
Balance, December 31, 2023	223,026,966	22	1,658,339	(929,472)	(2,119)	6,877	733,647
Issuance of common stock	430,028	0	474	—	—	—	474
Shares withheld related to net share settlement	—	—	(340)	—	—	—	(340)
Stock-based compensation	—	—	10,803	—	—	—	10,803
Stock-based sales incentive charges	—	—	60,764	—	—	—	60,764
Issuance of common stock warrants	—	—	50	—	—	—	50
Net loss	—	—	—	(83,070)	—	(619)	(83,689)
Other comprehensive income	—	—	—	—	(2,178)	—	(2,178)
Balance, December 31, 2024	223,456,994	$22	$1,730,090	$(1,012,542)	$(4,297)	$6,258	$719,531

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2023	2024
Cash flows from operating activities:
Net loss	$(59,590)	$(100,098)	$(83,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,674	45,674	44,737
Provision for credit losses and inventory	2,035	1,773	2,682
Stock-based compensation expense	26,473	23,336	10,803
Stock-based sales incentive charges	24,302	60,609	60,764
Change in fair value of derivative instruments	(517)	158	131
Amortization of debt issuance costs	58	1,571	4,775
Amortization of discounts and Section 30C tax credit	(1,770)	(6,279)	(6,343)
Loss (gain) on disposal of property and equipment	12	863	468
Loss on extinguishment of debt	3,413	5,367	—
Asset impairments and other charges	—	634	380
Impairment of investments in equity securities	—	—	8,102
Loss from equity method investments	4,824	12,510	26,576
Non-cash lease expense	3,400	6,854	9,385
Deferred income taxes	173	(515)	2,630
Changes in operating assets and liabilities:
Accounts and other receivables	(1,072)	(7,711)	(8,177)
Inventory	(9,318)	(11,391)	(57)
Prepaid expenses and other assets	(1,366)	510	6,033
Operating lease liabilities	(3,314)	(3,957)	(6,087)
Accounts payable	9,324	14,770	(18,784)
Deferred revenue	(1,281)	(883)	2,205
Accrued liabilities and other	16,271	(18)	8,045
Net cash provided by operating activities	66,731	43,777	64,579
Cash flows from investing activities:
Purchases of short-term investments	(410,027)	(491,253)	(914,210)
Maturities and sales of short-term investments	401,639	479,288	950,644
Payment and deposits on equipment and manure rights for ADG RNG production projects	(8,986)	(20,348)	(14,959)
Purchases of and deposits on property and equipment	(44,518)	(100,934)	(64,997)
Grant proceeds for capital projects	—	1,947	952
Proceeds received for joint development and construction of station projects	—	3,224	6,980
Disbursements for loans receivable	(2,310)	(3,500)	(10,398)
Proceeds from paydowns, maturities, and sales of loans receivable	1,116	2,256	310
Cash received from sale of certain assets of subsidiary, net	3,885	—	—
Investments in other entities	(89,700)	(73,450)	(32,892)
Advance to DR JV	—	(5,500)	—
Proceeds from repayment of advance by DR JV	—	5,500	—
Proceeds from settlement of insurance claims	—	495	314
Proceeds from disposal of property and equipment	360	262	576
Net cash (used in) investing activities	(148,541)	(202,013)	(77,680)
Cash flows from financing activities:
Issuance of common stock	1,365	242	64
Payment of tax withholdings on net settlement of equity awards	—	(175)	(340)
Fees paid for lender and debt issuance costs	(486)	(9,484)	(890)
Proceeds for Adopt-A-Port program	1,410	955	3,390
Repayment of proceeds for Adopt-A-Port program	(1,163)	(1,441)	(1,934)
Proceeds from debt instruments	159,883	300,255	—
Proceeds from revolving line of credit	1,700	—	—
Repayments of borrowing under revolving line of credit	(1,700)	—	—
Repayments of debt instruments and finance lease obligations	(49,999)	(151,148)	(2,234)
Payments of debt extinguishment costs	(3,239)	(83)	—
Net cash provided by (used in) financing activities	101,649	139,121	(1,944)
Effect of exchange rates on cash, cash equivalents and restricted cash	(345)	128	(356)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,494	(18,987)	(15,401)
Cash, cash equivalents and restricted cash, beginning of period	106,456	125,950	106,963
Cash, cash equivalents and restricted cash, end of period	$125,950	$106,963	$91,562
Supplemental disclosure of cash flow information:
Income taxes paid	$68	$77	$60
Interest paid, net of $0, $2,587 and $2,057 capitalized, respectively	$1,873	$16,360	$27,402

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

The Company and Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States (“U.S.”) and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services to public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from third party sources and from the DR JV (as defined below), one of the Company’s jointly owned RNG production facilities (see Note 3)) to its customers in the heavy and medium-duty commercial transportation sector.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31,	December 31,
	2023	2024
Raw materials and spare parts	$45,335	$43,434
Total inventory	$45,335	$43,434

Derivative Instruments and Hedging Activities

In connection with the Company’s Zero Now truck financing program, the Company entered into commodity swap contracts in October 2018 intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now program. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. These derivative instruments are recorded in the accompanying consolidated balance sheets and are measured as either an asset or liability at fair value with changes in fair value recognized in earnings. See Note 6 for more information.

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

Grant proceeds received for the years ended December 31, 2023 and 2024 were approximately $1.9 million and $1.0 million, respectively. No grant proceeds were received for the year ended December 31, 2022. Gross grant proceeds of $25.9 million and $26.8 million were included in “Land, property and equipment, net” in the accompanying consolidated balance sheets as of December 31, 2023 and 2024, respectively. Related accumulated amortization of the grant proceeds was $17.0 million and $18.0 million as of December 31, 2023 and 2024, respectively. The Company recorded amortization expense relating to grant proceeds of $1.4 million, $1.5 million and $1.1 million for the years ended December 31, 2022, 2023 and 2024, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

There were no impairments of the Company’s long-lived assets in the years ended December 31, 2022, 2023 and 2024.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are one to eight years for customer relationships, one to fifty years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s intangible assets as of December 31, 2023 and 2024 were as follows (in thousands):

	2023	2024
Customer relationships	$5,376	$5,376
Acquired contracts	10,749	10,749
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	19,685	19,685
Less accumulated amortization	(13,320)	(13,320)
Net intangible assets	$6,365	$6,365

No amortization expense relating to intangible assets was recognized for the years ended December 31, 2022, 2023 and 2024.

In connection with the Company’s investment in anaerobic digester gas (“ADG”) RNG production projects, the Company acquired contractual rights relating to manure feedstock totaling $0.5 million and $0.0 million in 2023 and 2024, respectively. The amounts paid for contractual rights to manure feedstock are classified and included under “Acquired contracts” in the table above. The acquired contractual rights to manure feedstock have a contractual term ranging from 20 to 50 years and will be amortized over the contractual term using the straight-line method of amortization, commencing on the date of commercial operation of the ADG RNG facility.

Estimated amortization expense subsequent to the year ended December 31, 2024 is expected to be approximately $0.1 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.3 million in 2028, $0.3 million in 2029, and $5.1 million thereafter.

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

The qualitative goodwill assessment includes the potential effect on a reporting unit’s fair value of certain events and circumstances, including its enterprise value, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is performed. Alternatively, the Company may bypass the qualitative assessment for a reporting unit and directly perform the quantitative goodwill impairment test.

The quantitative goodwill impairment test estimates the reporting unit's fair value based on its market value of invested capital plus a market participant acquisition premium derived from recent merger and acquisition transactions in comparable industry and market sectors as those in which the Company operates. The estimates, including the estimation methodology, used to determine the fair value of the reporting unit may change based on results of operations, macroeconomic conditions, stock price fluctuations or other factors. Changes in these estimates could materially affect the assessment of the fair value and goodwill impairment for the reporting unit.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2024, the Company bypassed the qualitative assessment and directly performed the quantitative goodwill impairment test on October 1, 2024, for the single reporting unit, as described above, due to a decline in the market price of the Company’s common stock, which resulted in a fair value, based on its market value of invested capital plus a market participant acquisition premium, that exceeded carrying value by 16% or $165.1 million.

Due to another decline in the market price of the Company’s common stock subsequent to October 1, 2024, an interim quantitative goodwill impairment test was performed as of December 31, 2024 for the single reporting unit as described above, which resulted in a fair value, based on its market value of invested capital plus a market participant acquisition premium, that exceeded carrying value by 4% or $39.8 million.

Subsequent to December 31, 2024, there have been increases in the market price of the Company’s common stock and in the Company’s market capitalization. As such, the Company determined that declines experienced in 2024 are not sustained.  The Company has not identified other events or circumstances that would more likely than not reduce the fair value of the reporting unit to below its carrying value on a sustained basis. As such, the reporting unit’s goodwill as of December 31, 2024 was not impaired. It is possible that goodwill could become impaired if it is determined in a subsequent period that the fair value of the reporting unit was less than its carrying amount on a sustained basis, which could result in a material charge and adversely affect results of operations.

The Company had also performed interim quantitative goodwill impairment tests as of March 31, 2024, June 30, 2024, and September 30, 2024 for its single reporting unit. Each of the tests performed indicated that the fair value of the Company’s reporting unit exceeded its carrying value.

The following table summarizes the activity related to the carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	$64,328
Balance as of December 31, 2023	$64,328
Balance as of December 31, 2024	$64,328

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

Product Revenue

Volume-Related

The Company’s volume-related product revenue consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, AFTC (defined below) incentives, and sales of RINs and LCFS Credits in addition to Amazon Warrant Charges (defined in Note 12) and changes in fair value of the Company’s derivative instruments associated with providing fuel to customers under contracts.

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

Amazon Warrant Charges are determined based on the grant date fair value of the award, and the associated non-cash stock-based sales incentive charges, which are recorded as a reduction of revenue, are recognized as the customer purchases fuel and vesting conditions become probable of being achieved. See discussion under “Amazon Warrant” below and Note 12 for additional information.

The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts under the Zero Now truck financing program. The contracts are measured at fair value with changes in fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from existing and anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the years ended December 31, 2022, 2023 and 2024, changes in the fair value of commodity swaps and customer contracts amounted to a gain (loss) of $0.5 million, $(0.2) million, and ($0.1) million, respectively.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were immaterial for the years ended December 31, 2022, 2023 and 2024.

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

Amazon Warrant

The Amazon Warrant (as defined in Note 12) is accounted for as an equity instrument and measured in accordance with ASC 718, Compensation – Stock Compensation. To determine the fair value of the Amazon Warrant, the Company used the Black-Scholes option pricing model, which is based in part on assumptions that require management to use judgment. For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price in accordance with ASC 606, Revenue from Contracts with Customers. Based on the fair value of the award, the Company determines the amount of non-cash stock-based sales incentive charges on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction of revenue in the consolidated statements of operations.

Stonepeak Warrant

The Stonepeak Warrant (as defined in Note 12), issued in conjunction with the funding of the Senior Term Loan, is deemed as a separate unit of account from the Loan Facility based on evaluation of the contractual terms of the Stonepeak Credit Agreement and the Warrant Agreement. As a result, amounts are allocated to the Stonepeak Warrant using the relative fair value method and are accounted for as paid-in capital. The Stonepeak Warrant is classified as an equity instrument because the underlying warrants (1) do not embody an obligation of the Company, (2) are deemed to be indexed to the Company’s own common stock, and (3) meet all the conditions for equity classification. As a result, the Stonepeak Warrant is measured at fair value as of the issuance date, and subsequent changes in fair value will not be recognized in earnings. The fair values of the Stonepeak Warrant as of the issuance date were determined using the Black-Scholes option pricing model. In addition, upon the recognition of the Stonepeak Warrant, the Company recognized a warrant asset and additional debt discount to the gross principal of the Senior Term Loan. The additional debt discount relating to the Stonepeak Warrant will be amortized using the interest method in accordance with ASC 835-30, Imputation of Interest, over the contractual term of the Loan Facility and will be recognized in earnings as interest expense in the consolidated statements of operations. The warrant asset will be proportionately reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated statements of operations. For each of the years ended December 31, 2022, 2023 and 2024, foreign exchange transaction gains and (losses) were immaterial and were included in “Other income, net” in the accompanying consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2022, 2023 and 2024 was comprised of the Company’s foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The amendments do not change how reportable segments are determined. We adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 19 " Reportable Segments and Geographic Information" in the accompanying notes to the consolidated financial statements for further detail.

Recent Accounting Pronouncements Not Yet Adopted

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption allowed. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption allowed. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

Note 2 —Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,

	2022	2023	2024
Product revenue:
Volume-related
Fuel sales(1) (3)	$281,103	$286,956	$258,858
Change in fair value of derivative instruments(2)	517	(158)	(131)
RIN Credits	34,635	25,860	39,019
LCFS Credits	12,634	9,885	9,954
AFTC (4)	21,760	20,854	23,817
Total volume-related product revenue	350,649	343,397	331,517
Station construction sales	22,346	26,427	25,192
Total product revenue	372,995	369,824	356,709
Service revenue:
Volume-related, O&M services	45,901	52,660	56,886
Other services	1,268	2,675	2,270
Total service revenue	47,169	55,335	59,156
Total revenue	$420,164	$425,159	$415,865
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the years ended December 31, 2022, 2023 and 2024 of $24.3 million, $60.6 million and $60.8 million, respectively. See Note 12 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 1 and Note 6 for more information about these derivative instruments.
(3)	Includes net settlement of the Company’s commodity swap derivative instruments. For the year ended December 31, 2022, 2023 and 2024, net settlement payments recognized in fuel revenue were $7.8 million, $4.9 million and $2.4 million, respectively
(4)	Represents AFTC. See Note 1 for more information.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.4 million, which related to the Company’s station construction sale contracts. The

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, LLC (“NG Advantage”) for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2023 and 2024, these capitalized costs incurred to fulfill contracts were $8.9 million and $7.8 million, respectively, with accumulated depreciation of $6.9 million and $6.3 million, respectively, and related depreciation expense of $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2022, 2023 and 2024, respectively.

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

The table below presents the financial information of the Joint Development with Tourmaline included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2024
Revenue	$322	$588
Gross profit	98	203
Operating loss	(310)	$(511)

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2024, were not materially affected by any factors outside the normal course of business.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023 and 2024, the Company’s contract balances were as follows (in thousands):

	December 31,	December 31,
	2023	2024
Accounts receivable, net	$98,426	$107,683

Contract assets - current	$7,823	$2,987
Contract assets - non-current	2,433	1,945
Contract assets - total	$10,256	$4,932

Contract liabilities - current	$4,936	$6,870
Contract liabilities - non-current	151	76
Contract liabilities - total	$5,087	$6,946

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received from customers in advance of the satisfaction of performance obligations and are classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and in “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets. Contract liabilities of $4.9 million and $6.9 million were classified as current as of December 31, 2023 and 2024, respectively, and $0.2 million and $0.1 million was classified as noncurrent as of December 31, 2023 and 2024, respectively.

Revenue recognized during the year ended December 31, 2023 relating to the Company’s contract liability balances as of December 31, 2022 was $4.9 million. Changes in the contract liability balances between December 31, 2023 and 2024 were primarily driven by $3.4 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2023, partially offset by billings in excess of revenue and advances from customers recognized in 2024.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 —Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) to create 50-50 joint ventures to develop ADG RNG production facilities in the U.S. Pursuant to the TotalEnergies JV Agreement, each ADG RNG production facility project will be formed as a separate limited liability company (“LLC”) that is owned 50-50 by the Company and TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, and TotalEnergies and the Company each committed to initially provide $50.0 million (the “TotalEnergies JV Equity Obligations”). In October 2021, TotalEnergies and the Company executed an LLC agreement (the “DR Development Agreement”) for an ADG RNG production facility project (the “DR JV”). On June 27, 2023, the DR JV issued a capital call for $11.0 million in additional funding, requiring TotalEnergies and the Company each to contribute $5.5 million. Funds from the capital call will be used to fund required loan reserves and to paydown outstanding liabilities of the DR JV. On June 28, 2023, the Company contributed $5.5 million and advanced $5.5 million to the DR JV. In December 2023, the $5.5 million advance was refunded to the Company by the DR JV.

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.2 million, $2.5 million, and $1.7 million from the LLC’s operations for the years ended December 31, 2022, 2023 and 2024, respectively. The Company had an investment balance of $7.5 million and $5.8 million as of December 31, 2023 and 2024, respectively.

The following table presents the combined summarized financial information of the TotalEnergies joint venture (in thousands):

	Year Ended December 31,
	2022	2023	2024
Revenue	$—	$1,462	$4,489
Gross profit	—	173	2,540
Operating loss	(454)	(3,414)	(1,363)
Net loss	$(454)	$(4,951)	$(3,372)

	As of December 31,
	2023	2024
Current assets	$13,838	$2,268
Non-current assets	33,289	32,200
Total assets	$47,127	$34,468

Current liabilities	$2,518	$2,315
Non-current liabilities	29,595	20,511
Total liabilities	$32,113	$22,826

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with bp that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S.

On December 20, 2023, the bpJV issued a capital call in the amount of $135.9 million. As a result, bp and the Company each contributed $67.95 million to the bpJV by December 31, 2023. Proceeds of this capital call will be used to develop ADG RNG projects and to fund bpJV’s working capital needs.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV will be available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $2.7 million, $4.4 million, and $13.8 million from this investment for the years ended December 31, 2022, 2023 and 2024, respectively. The Company had an investment balance in the bpJV of $220.3 million and $206.5 million as of December 31, 2023 and 2024, respectively. Combined summarized financial information of the bpJV is as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024
Revenue	$—	$—	$6,129
Gross profit	—	—	(6,507)
Operating loss	(7,210)	(15,074)	(40,165)
Net loss	(5,485)	(10,241)	(32,268)
Net loss attributable to bpJV	$(5,426)	$(9,127)	$(27,669)

		As of December 31,
		2023	2024
Current assets		$209,973	$142,505
Non-current assets		296,240	351,016
Total assets		$506,213	$493,521

Current liabilities		$27,706	$19,132
Non-current liabilities		13,558	41,708
Total liabilities		$41,264	$60,840

Equity attributable to shareowners of bpJV		$440,613	$412,944
Equity attributable to noncontrolling interest		24,336	19,737
Total equity		$464,949	$432,681

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

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because it has the ability to exercise significant influence but does not control the Project LLC’s operations. In the year ended December 31, 2024, the Project LLC issued capital calls totaling $32.6 million, which has

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects. No income or loss was recorded from the Project LLC’s operations for the year ended December 31, 2024. The Company had an investment balance of $0.0 million and $33.8 million as of December 31, 2023 and 2024, respectively.

SAFE S.p.A

In December 2024, in order to effect a change in corporate form, SAFE&CEC S.r.l. was merged into its wholly owned subsidiary SAFE S.p.A., with SAFE S.p.A. as the surviving entity. Our rights and ownership in the combined entity were not impacted. SAFE S.p.A. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of December 31, 2024, the Company owns a 49% ownership interest in SAFE S.p.A. The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded losses from this investment of $0.6 million, $1.7 million and $2.2 million for the years ended December 31, 2022, 2023 and 2024, respectively. The Company had an investment balance in SAFE S.p.A. of $21.2 million and $17.4 million as of December 31, 2023 and 2024, respectively. Summarized financial information of SAFE S.p.A. is as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024
Revenue	$110,104	$97,740	$89,345
Gross profit	24,902	24,098	26,557
Operating income (loss)	2,513	(562)	(2,714)
Net income (loss)	$951	$(2,148)	$(3,791)

		As of December 31,
		2023	2024
Current assets		$79,981	$59,628
Non-current assets		59,636	54,985
Total assets		$139,617	$114,613

Current liabilities		$70,193	$58,410
Non-current liabilities		20,888	14,667
Total liabilities		$91,081	$73,077

Other Equity Method Investments

The Company had investment balances in other equity method investments totaling $1.8 million as of December 31, 2023 and 2024. The Company recorded income (loss) from other equity method investments of $(1.2) million, $(3.9) million, and $(8.8) million for the years ended December 31, 2022, 2023 and 2024, respectively. The Company accounts for its interest using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the investees’ operations. Combined summarized financial information of the Company’s other equity method investments is as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024
Revenue	$1,217	$615	$574
Gross profit	506	327	287
Operating loss	(2,556)	(4,513)	(9,150)
Net loss	$(2,585)	$(4,539)	$(9,173)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2023	2024
Current assets	$1,436	$1,445
Non-current assets	4,281	811
Total assets	$5,717	$2,256

Current liabilities	$1,231	$232
Non-current liabilities	6,312	13,023
Total liabilities	$7,543	$13,255

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of December 31, 2024, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2022, NG Advantage borrowed $29.1 million from the Company under a series of advance agreements. There were no borrowings by NG Advantage in the years ended December 31, 2023 and 2024, respectively. As of December 31, 2023 and 2024, NG advantage had a total outstanding principal balance of $47.5 million, plus accrued and unpaid interest under the advance agreements. These intercompany transactions have been eliminated in consolidation.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.9 million, $0.6 million, and $0.6 million for the years ended December 31, 2022, 2023 and 2024, respectively. The noncontrolling interest was $6.9 million and $6.3 million as of December 31, 2023 and 2024, respectively.

Investments in Equity Securities

For investments in equity securities of privately held entities without readily determinable fair values, the Company measures such investments at cost, adjusted for impairment, if any, and observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company reviews the carrying value of its cost method investments for impairment at each reporting period, to identify whenever events or changes in circumstances indicate that the investment amount may not be recoverable.  As a result of the investees’ deteriorating financial results in late 2024, including continuing losses and operating cash outflows, the Company concluded that its investments are impaired as of December 31, 2024 and recognized an impairment loss of $8.1 million. As of December 31, 2023 and 2024, the Company had an investment balance recorded at cost of $8.0 million and $0.0 million, respectively.

Note 4 —Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2023 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
Current assets:
Cash and cash equivalents	$104,944	$89,512
Restricted cash - standby letter of credit	2,019	2,050
Total cash, cash equivalents and current portion of restricted cash	$106,963	$91,562

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $105.6 million and $91.3 million as of December 31, 2023 and 2024, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.0 million and $2.1 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying consolidated balance sheets as of December 31, 2023 and 2024, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 —Short-Term Investments

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of December 31, 2024, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2023 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$157,628	$28	$157,656
Certificates of deposit	530	—	530
Total short-term investments	$158,158	$28	$158,186

Short-term investments as of December 31, 2024 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
U.S. government securities	$127,413	$16	$127,429
Certificates of deposit	541	—	541
Total short-term investments	$127,954	$16	$127,970

Note 6 —Derivative Instruments and Hedging Activities

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Embedded derivatives as of December 31, 2023 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$2,593	$—	$2,593
Notes receivable and other long-term assets, net	2,035	—	2,035
Total derivative assets	$4,628	$—	$4,628
Liabilities:
Commodity swaps:
Current portion of derivative liabilities, related party	$1,875	$—	$1,875
Total derivative liabilities	$1,875	$—	$1,875

Commodity swaps and embedded derivatives as of December 31, 2024 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,546	$—	$1,546
Notes receivable and other long-term assets, net	1,075	—	1,075
Total derivative assets	$2,621	$—	$2,621

As of December 31, 2023, the Company had a total volume on open commodity swap contracts of 1.9 million at a weighted-average price of approximately $3.18 per gallon. There was no volume on open commodity swap contracts as of December 31, 2024 as the contracts ended June 30, 2024.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2023 and 2024, by year with associated volumes:

	December 31, 2023		December 31, 2024
	Volumes	Weighted-Average Price per	Volumes	Weighted-Average Price per
Year	(Diesel Gallons)	Diesel Gallon	(Diesel Gallons)	Diesel Gallon
2024	1,875,000	$3.18	—	$—

Note 7 —Fair Value Measurements

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2023 and 2024:

	December 31, 2023		December 31, 2024
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$1.97 - $2.27	$2.15	$ 2.06 - $ 2.14	$2.10
Historical Differential to PADD 3 Diesel	$0.92 - $1.62	$1.16	$ 0.73 - $ 1.62	$1.18
Historical Differential to PADD 5 Diesel	$1.89 - $3.16	$2.48	$ 2.16 - $ 3.16	$2.59

Convertible Promissory Note

In connection with the Company’s loan commitment (See Note 14) to Rimere, LLC (“Rimere”), an equity method investee, the Company acquired convertible promissory notes with aggregate principal balances equaling the total amount of drawdowns on the loan commitments. In addition, in May 2024, the Company invested in a convertible promissory note with a principal balance of $2.0 million issued by Bridge to Renewables, Inc. (“BTR”). These convertible promissory notes are classified as available-for-sale and are carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the notes are discounted to their present value using an expected discount rate. The discount rate used reflected the interest rates offered on loans of similar term and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory notes from Rimere as of December 31, 2023 and 2024:

Significant Unobservable Inputs	December 31, 2023	December 31, 2024
Risk-free interest rate	5.39%	4.24%
Credit adjustment	5.31%	4.64%
Credit adjusted discount rate	10.70%	8.88%

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note from BTR as of December 31, 2024:

Significant Unobservable Inputs	December 31, 2024
Risk-free interest rate	4.31%
Credit adjustment	8.64%
Credit adjusted discount rate	12.95%

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

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2023 or 2024.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$157,656	$157,656	$—	$—
Convertible promissory notes(4)	2,330	—	—	2,330
Certificates of deposit (1)	530	—	530	—
Embedded derivatives (3)	4,628	—	—	4,628
Liabilities:
Commodity swap contracts (2)	$1,875	$—	$—	$1,875

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$127,429	$127,429	$—	$—
Convertible promissory notes(4)	2,372	—	—	2,372
Certificates of deposit (1)	541	—	541	—
Embedded derivatives (3)	$2,621	$—	$—	$2,621
(1)	Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 5 for more information.
(2)	Included in “Derivative liabilities, related party” and “Long-term portion of derivative liabilities, related party” as of December 31, 2023 and in “Derivative liabilities, related party” as of December 31, 2024 in the accompanying consolidated balance sheets. See Note 6 for more information.
(3)	Included in “Prepaid expenses and other current assets” and “Notes receivable and other long-term assets, net” as of December 31, 2023 and 2024 in the accompanying consolidated balance sheets. See Note 6 for more information.
(4)	Included in “Notes receivable – related party” as of December 31, 2023 and 2024 in the accompanying consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Liabilities:
	Embedded	Convertible	Commodity
	Derivatives	Promissory Notes	Swap Contracts
Balance as of December 31, 2022	$6,755	$1,880	$(3,845)
Settlements, net	—	—	4,858
Total gain (loss)	(2,127)	103	(2,888)
Purchases	—	3,822	—
Equity method investment loss(1)	—	(3,475)	—
Balance as of December 31, 2023	$4,628	$2,330	$(1,875)

Balance as of December 31, 2023	$4,628	$2,330	$(1,875)
Settlements, net	—	—	2,366
Total gain (loss)	(2,007)	230	(491)
Purchases	—	8,666	—
Equity method investment loss(1)	—	(8,854)	—
Balance as of December 31, 2024	$2,621	$2,372	$—

Change in unrealized gain (loss) for the year ended December 31, 2023 included in earnings	$(2,127)	$—	$1,970
Change in unrealized gain (loss) for the year ended December 31, 2024 included in earnings	$(2,007)	$—	$1,875
Change in unrealized gain (loss) for the year ended December 31, 2023 included in other comprehensive income (loss)	$—	$103	$—
Change in unrealized gain (loss) for the year ended December 31, 2024 included in other comprehensive income (loss)	$—	$230	$—

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

Debt instruments as of December 31, 2023 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$260,906	$253,303
Other Debt	255	255
Total Debt	$261,161	$253,558

Debt instruments as of December 31, 2024 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$265,173	$260,123
Other Debt	194	194
Total Debt	$265,367	$260,317

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 11 for more information about the Company’s debt instruments.

Note 8 —Other Receivables

Other receivables as of December 31, 2023 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
Loans to customers to finance vehicle purchases	$194	$81
Accrued customer billings	5,566	1,929
Fuel tax credits	8,876	10,751
Other	2,804	1,869
Total other receivables	$17,440	$14,630

Note 9 —Land, Property and Equipment

Land, property and equipment, net as of December 31, 2023 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
Land	$7,397	$19,193
LNG liquefaction plants	96,786	96,812
Station equipment	418,647	468,983
Trailers	70,542	70,363
Other equipment	105,137	107,475
Construction in progress	125,389	134,057
	823,898	896,883
Less accumulated depreciation	(492,140)	(531,564)
Total land, property and equipment, net	$331,758	$365,319

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in “Land, property and equipment, net” are capitalized software costs of $36.8 million and $38.5 million as of December 31, 2023 and 2024, respectively. Accumulated amortization of the capitalized software costs are $34.0 million and $35.8 million as of December 31, 2023 and 2024, respectively.

The Company recorded amortization expense related to the capitalized software costs of $1.7 million, $1.9 million and $1.8 million for the years ended December 31, 2022, 2023 and 2024, respectively.

As of December 31, 2023 and 2024, $10.2 million and $9.0 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

Note 10 —Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
Accrued alternative fuels incentives (1)	$41,609	$42,565
Accrued employee benefits	5,315	5,271
Accrued gas and equipment purchases	17,485	17,764
Accrued interest	1,451	1,451
Accrued property and other taxes	4,502	5,628
Accrued salaries and wages	8,697	11,902
Other (2)	12,475	20,982
Total accrued liabilities	$91,534	$105,563
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 11 —Debt

Debt obligations as of December 31, 2023 and 2024 consisted of the following (in thousands):

	December 31, 2023
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$39,094	$260,906
Other debt	255	—	255
Total debt	300,255	39,094	261,161
Less amounts due within one year	(38)	—	(38)
Total long-term debt	$300,217	$39,094	$261,123

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$34,827	$265,173
Other debt	194	—	194
Total debt	300,194	34,827	265,367
Less amounts due within one year	(40)	—	(40)
Total long-term debt	$300,154	$34,827	$265,327

The following is a summary of the aggregate maturities of debt obligations for each of the annual periods subsequent to December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Stonepeak Term Loan	$—	$—	$—	$—	$300,000	$—	$300,000
Other Debt	40	53	60	41	—	—	194
Total	$40	$53	$60	$41	$300,000	$—	$300,194

Stonepeak Credit Agreement

On December 12, 2023 (the “Stonepeak Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with Clean Energy, a wholly owned subsidiary of the Company as a borrower (the “Borrower”), the Company as parent guarantor, a syndicate of lenders including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), and Alter Domus Products Corp., as administrative agent and collateral agent. Pursuant to the Stonepeak Credit Agreement, the lenders funded a $300,000,000 senior secured term loan (the “Senior Term Loan”) and provided a delayed draw term loan commitment of $100,000,000 (together, with the Senior Term Loan, the “Loan Facility”). Payments related to the Loan Facility are interest only with a balloon principal payment due on the maturity date, which is December 12, 2029. The Loan Facility bears interest at 9.50% per annum, and, during the first two years beginning from the Stonepeak Closing Date, the Borrower may elect to pay up to 75% of the interest in kind. The delayed draw term loan commitment has a scheduled expiration date of December 12, 2025, and outstanding undrawn principal of the commitment is subject to a commitment fee of 1.00% per annum. The Borrower has the option to early terminate the delayed draw term loan commitment subject to the payment of certain early termination fees. Proceeds from the Loan Facility were or will be used to repay certain existing indebtedness of the Borrower, to finance permitted investments from time to time, to pay transaction costs related to the Stonepeak Credit Agreement, and for other general corporate purposes. In connection with the Loan Facility, the Borrower is obligated to pay other customary facility fees for credit facilities of a similar size and type.

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

The Stonepeak Credit Agreement requires the Company and the Borrower to comply with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity test. In addition, the Stonepeak Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company’s, the Borrower’s and their subsidiaries ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Additionally, the Stonepeak Credit Agreement includes a number of events of default contingency clauses, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, material judgment defaults, and material breaches of material contracts. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loan Facility may become due and payable immediately.

Concurrent with the execution of the Stonepeak Credit Agreement, the Company issued warrants to Stonepeak CLNE-W Holdings LP (“Stonepeak”), an affiliate of Stonepeak Partners, pursuant to a Warrant Agreement, dated December 12, 2023, allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50 (see Note 12). Further, in connection with the funding of the Senior Term Loan pursuant to the Stonepeak Credit Agreement, the Company recognized $39.3 million in debt discount and issuance costs, which consisted of $31.8 million of debt discount attributed to the Stonepeak Warrant, $6.1 million of original issue discount and direct lender fees, and $1.4 million of debt issuance costs.

Riverstone Credit Agreement

On December 22, 2022 (the “Riverstone Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (the “Riverstone Credit Agreement”) with a syndicate of lenders and Riverstone Credit Management LLC, as administrative agent and collateral agent. Pursuant to the Riverstone Credit Agreement, the lenders made a $150,000,000 sustainability-linked senior secured term loan (the “Sustainability-Linked Term Loan”) to the Company, a transaction aligned with the five pillars of the Loan Syndications and Trading Association’s sustainability-linked loan principles.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 —Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of Common Stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of December 31, 2024, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

The Company did not declare or pay any dividends during the years ended December 31, 2022, 2023 and 2024.

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

Pursuant to the Purchase Agreement, the Company and TotalEnergies also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2024, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

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

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. During the year ended December 31, 2024, there were no repurchases of the Company’s common stock under the Repurchase Program. As of December 31, 2024, the Company has utilized a total of $23.5 million under the Repurchase Program from its inception to repurchase 9,387,340 shares of common stock, and a total of $26.5 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Any share repurchases under the Repurchase Program will require consent from the Company’s creditor, Stonepeak Partners LP, to remain in compliance with covenants under the Credit Agreement. See Note 11 – Debt for details on the customary representations and warranties, and covenants associated with the Credit Agreement.

Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,

	2022	2023	2024
Stock-based compensation expense, net of $0 tax in 2022, 2023 and 2024	$26,473	$23,336	$10,803

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

In May 2024, the Company adopted its 2024 Performance Incentive Plan (“2024 Plan”), which became effective on May 20, 2024, the date of approval of the 2024 Plan by the Company’s stockholders. The 2016 Plan became unavailable for new awards upon the effectiveness of the 2024 Plan. Unissued awards under the 2016 Plan will be added to the share reserve under the 2024 Plan and will be available for grant under the 2024 Plan. If any outstanding award under the 2006 or 2016 Plan expires or is canceled, the shares allocable to the unexercised portion of that award will be added to the share reserve under the 2024 Plan and will be available for grant under the 2024 Plan. As of December 31, 2024, the Company had 5,070,074 shares available for future grant under the 2024 Plan.

Service-Based Stock Options

The Company has granted service-based stock options to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The service-based stock options granted have contractual terms of 10 years, and exercise price for the options granted is equal to the closing market price of the Company's common stock on the date of grant. The stock options are subject to the terms and conditions of the 2006, 2016 and 2024 Plans and a Notice of Grant of Stock Option and Stock Option Agreement.

The following table summarizes the Company’s service-based stock option activities for the year ended December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2023	12,560,577	$5.68
Granted	3,216,932	$2.83
Exercised	(35,911)	$1.71
Forfeited or expired	(825,986)	$7.40
Options outstanding as of December 31, 2024	14,915,612	$4.98	6.56	$1,215
Options exercisable as of December 31, 2024	9,879,896	$5.69	5.42	$1,213
Options vested and expected to vest as of December 31, 2024	14,915,612	$4.98	6.56	$1,215

As of December 31, 2024, there was $8.1 million of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options. That cost is expected to be expensed over a remaining weighted average period of approximately 1.6 years. The total fair value of options vested during the year ended December 31, 2024 was $11.7 million.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each service-based stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Year Ended December 31,
	2022	2023	2024
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	73.7% to 76.9%	75.2% to 76.6%	76.5% to 76.9%
Risk-free interest rate	1.52% to 4.34%	3.68% to 4.73%	4.18% to 4.39%
Expected life in years	5.6 to 5.9	5.9 to 6.2	6.1 to 6.2

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

The weighted-average grant date fair value per share of service-based stock options granted during the years ended December 31, 2022, 2023 and 2024 were $4.40, $3.30, and $1.98, respectively. The aggregate intrinsic value of service-based options exercised during the years ended December 31, 2022, 2023 and 2024 were $1.3 million, $0.2 million, and $0.1 million, respectively. The Company recorded $11.9 million, $11.7 million, and $8.7 million of stock option expense relating to service-based stock options for the years ended December 31, 2022, 2023 and 2024, respectively. The Company has not recorded any tax benefit related to its service-based stock option expense.

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

The following table summarizes the Company’s performance-based stock option activities for the year ended December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2023	1,615,000	$6.77
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(25,000)	$6.77
Options outstanding as of December 31, 2024	1,590,000	$6.77	6.94	$—
Options vested and exercisable as of December 31, 2024	397,500	$6.77	6.94	$—

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, there was $3.9 million of total unrecognized compensation cost related to unvested shares subject to outstanding performance-based stock options. Compensation cost for the performance-based stock options is recognized when attainment of the performance hurdles is determined to be probable and over a period in which the Company estimates the performance hurdles will be achieved. No shares subject to outstanding performance-based stock options vested in the year ended December 31, 2024; as such, the total fair value of options vested during the year ended December 31, 2024 was $0.0 million.

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

The weighted-average grant date fair value per share of performance-based stock options granted during the year ended December 31, 2021 was $4.58. No performance-based stock options were granted during the years ended December 31, 2022, 2023 and 2024. In addition, there were no performance-based stock options exercised during the years ended December 31, 2022, 2023 and 2024. The Company recognizes the grant date fair value of the options that are probable of being earned over the estimated performance period. Compensation cost relating to performance-based stock options was $2.0 million, $0.4 million, and $0.0 million for the years ended December 31, 2022, 2023 and 2024, respectively. The Company has not recorded any tax benefit related to its performance-based stock option expense.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s market-based stock option activities for the year ended December 31, 2024:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2023	3,650,000	$6.77
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$6.77
Options outstanding as of December 31, 2024	3,650,000	$6.77	6.94	$—
Options vested and exercisable as of December 31, 2024	—	$—	—	$—

As of December 31, 2024, there was no unrecognized compensation cost related to unvested shares subject to outstanding market-based stock options. That cost was fully expensed and recognized over the estimated derived service period of 2 years beginning on the date of grant. The Stock Price Condition was not met during the year ended December 31, 2024; as such, no vesting occurred.

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

The weighted-average grant date fair value per share of market-based stock options granted during the year ended December 31, 2021 was $4.87. No market-based stock options were granted during the years ended December 31, 2022, 2023 and 2024. In addition, there were no market-based stock options exercised during the years ended December 31, 2022, 2023 and 2024. The Company recorded $9.4 million, $8.2 million, and $0.0 million of compensation cost relating to market-based stock options during the years ended December 31, 2022, 2023 and 2024, respectively. The Company has not recorded any tax benefit related to its market-based stock option expense.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service-Based Restricted Stock Units

The Company has granted service-based restricted stock units (“Service-Based RSUs”) to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The Service-Based RSUs are subject to the terms and conditions of the 2016 and 2024 Plan and a Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement.

The following table summarizes the Company’s Service-Based RSU activities for the year ended December 31, 2024:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
RSU outstanding and unvested as of December 31, 2023	399,709	$8.10
Granted	1,889,502	$2.83
Vested	(347,482)	$8.64
Forfeited or expired	(13,129)	$4.57
RSU outstanding and unvested as of December 31, 2024	1,928,600	$2.86

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2022, 2023 and 2024 was $6.41, $4.19 and $2.83, respectively.

As of December 31, 2024, there was $3.9 million of total unrecognized compensation cost related to unvested shares subject to outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of approximately 2.0 years.

The Company recorded $3.1 million, $3.0 million, and $2.0 million of expense during the years ended December 31, 2022, 2023 and 2024, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

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

The Company recorded $0.1 million, $0.1 million, and $0.1 million of expense for the years ended December 31, 2022, 2023 and 2024, respectively, related to the Company’s ESPPs. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2024, the Company had issued an aggregate of 337,190 shares pursuant to the 2022 ESPP.

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

The following table summarizes the Amazon Warrant activities for the year ended December 31, 2024:

Warrant
Shares
Outstanding and unvested as of December 31, 2023	37,613,035
Granted	—
Vested	(7,640,152)
Outstanding and unvested as of December 31, 2024	29,972,883

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

During the years ended December 31, 2022, 2023 and 2024, Amazon Warrant Charges in the consolidated statements of operations were $24.3 million, $60.6 million and $60.8 million, respectively. Amazon Warrant Charges for the year ended December 31, 2021 included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $7.0 million associated with fuel purchases. Amazon Warrant Charges for the years ended December 31, 2022, 2023 and 2024 were related to customer fuel purchases. As of December 31, 2022, the Company had a customer incentive asset of $22.2 million, classified in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. As of December 31, 2023 and 2024, the customer incentive asset had been fully amortized.

Stonepeak Warrant

In connection with the Stonepeak Credit Agreement and the related Loan Facility (see Note 11), on December 12, 2023, the Company issued warrants (the “Stonepeak Warrant”) to Stonepeak, pursuant to a warrant agreement, dated December 12, 2023 (the “Warrant Agreement”), allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity” and recorded $31.8 million, classified as debt discount to the gross principal of the Senior Term Loan, and $10.6 million, classified as a warrant asset included in “Notes receivable and other long-term assets, net” in the consolidated balance sheets as of December 31, 2023. The debt discount relating to the Stonepeak Warrant will be amortized using the interest method in accordance with ASC 835-30, Imputation of Interest, over the contractual term of the Loan Facility and will be recognized in earnings as interest expense in the consolidated statements of operations. The warrant asset represents value the Company obtained from the issuance of the Stonepeak Warrant in exchange for the $100.0 million delayed draw term loan commitment (see Note 11). The warrant asset will be proportionately reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt. These amounts recognized in connection with the Stonepeak Warrant were excluded from the accompanying consolidated statements of cash flows as they were non-cash financing activities. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the year ended December 31, 2024, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 28,918 shares, consisting of 14,459 shares at an exercise price of $5.50 per share and 14,459 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the year ended December 31, 2024:

Warrant
Shares
Outstanding and unexercised as of December 31, 2023	20,000,000
Granted	28,918
Exercised	—
Outstanding and unexercised as of December 31, 2024	20,028,918

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 —Income Taxes

The components of loss before income taxes for the years ended December 31, 2022, 2023 and 2024 are as follows (in thousands):

	2022	2023	2024
U.S.	$(58,431)	$(99,749)	$(79,710)
Foreign	(939)	(772)	(1,287)
Total loss before income taxes	$(59,370)	$(100,521)	$(80,997)

The provision for income taxes for the years ended December 31, 2022, 2023 and 2024 consists of the following (in thousands):

	2022	2023	2024
Current:
State	$47	$92	$62
Foreign	—	—	—
Total current	47	92	62
Deferred:
Federal	78	(318)	876
State	95	(197)	1,754
Total deferred	173	(515)	2,630
Total expense	$220	$(423)	$2,692

A reconciliation of the income tax expense for the years ended December 31, 2022, 2023 and 2024, with the amount computed using the federal income tax rate of 21% as of December 31, 2022, 2023 and 2024, consists of the following (in thousands):

	2022	2023	2024
Computed expected tax (benefit)	$(12,468)	$(21,110)	$(17,009)
Nondeductible expenses	4,218	1,062	2,892
Tax rate differential on foreign earnings	197	162	270
Joint ventures	441	1,035	2,297
Amazon warrants	1,134	5,381	10,114
Tax credits	(6,065)	(6,250)	(7,208)
Other	843	(48)	1,447
Change in valuation allowance	11,920	19,345	9,889
Total tax expense	$220	$(423)	$2,692

The Company recorded a federal tax benefit of $5.8 million, $6.2 million and $7.2 million related to the exclusion of AFTC associated with 2022, 2023 and 2024 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company’s deferred tax asset and the Company’s deferred tax asset valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2023 and 2024 are as follows (in thousands):

	2023	2024
Deferred tax assets:
Accrued expenses	$6,178	$6,915
Lease obligations	25,574	25,993
Alternative minimum tax and general business credits	7,011	7,011
Stock option expense	11,756	11,280
Amazon warrants	20,002	18,271
Other	6,096	7,455
Depreciation and amortization	4,270	4,404
Loss carryforwards	152,310	161,931
Total deferred tax assets	233,197	243,260
Less valuation allowance	(202,242)	(211,709)
Net deferred tax assets	30,955	31,551
Deferred tax liabilities:
Right-of-use assets	(24,650)	(24,196)
Commodity swap contracts	(741)	(706)
Goodwill	(3,160)	(3,473)
Investments in joint ventures and partnerships	(2,989)	(6,391)
Total deferred tax liabilities	(31,540)	(34,766)
Net deferred tax liabilities	$(585)	$(3,215)

As of December 31, 2024, the Company had federal, state and foreign net operating loss carryforwards of approximately $618.6 million, $512.6 million and $6.1 million, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2027, 2028 and 2033, respectively. The Company also has federal tax credit carryforwards of $8.2 million that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company’s net operating loss and tax credit carryforwards may be limited in future periods.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2023 and 2024, the Company provided a valuation allowance of $202.2 million and $211.7 million, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The increase in the valuation allowance for the year ended December 31, 2024 of $9.5 million was primarily attributable to an increase in losses without benefit.

For the year ended December 31, 2024, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $64.3 million as of December 31, 2024 that, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2022, 2023 and 2024 (in thousands):

Unrecognized tax benefit—December 31, 2022	$54,672
Gross increases—tax positions in current year	4,517
Gross increases—tax positions in prior year	—
Gross decreases—tax positions in prior year	(93)
Unrecognized tax benefit—December 31, 2023	59,096
Gross increases—tax positions in current year	5,285
Gross increases—tax positions in prior year	—
Gross decreases—tax positions in prior year	(92)
Unrecognized tax benefit—December 31, 2024	$64,289

The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2024 and December 31, 2023 is primarily attributable to the portion of AFTC offset by the fuel tax the Company collected from its customers and the warrants issued to its customer.

ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company recognized interest and penalties related to uncertain tax positions of $0.0 million for each of the years ended December 31, 2022, 2023 and 2024.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years from 2020 to 2024 are subject to examination by various tax authorities. Although the Company is no longer subject to U.S. examination for years before 2021 and to state tax examinations for years before 2020, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE S.p.A. for taxes that are imposed on CEC for pre-contribution tax periods.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable emission factor if prevailing wage and apprentices requirements are met. The Company’s RNG dairy projects will be eligible for this credit at an increased rate of $1/gallon.
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

The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied and credits will be eligible. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available. For the year ended December 31, 2024, four RNG projects that the Company invested in were placed in service and are eligible for the Investment Tax Credits. The Company intends to monetize the tax credits by transferring to third parties. In addition, the Company’s six RNG projects that were placed in service will be eligible for Clean Fuel Production Tax Credit beginning January 1, 2025.

Note 14 —Commitments and Contingencies

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through March 2025. As of December 31, 2024, the fixed commitments under these contracts totaled approximately $1.5 million for the year ending December 31, 2025.

Rimere Loan Commitment

In November 2022, the Company entered into a note purchase agreement (the “2022 Note Purchase Agreement”) with Rimere. Pursuant to the 2022 Note Purchase Agreement, the Company irrevocably committed to make available up to $5.5 million in delayed draw loans in exchange for convertible promissory notes issued by Rimere. The convertible promissory notes carry an interest rate of 7% per annum, compounded quarterly, and was to mature in May 2024, subject to certain, specified prepayment clauses. Funding from the loan commitment was used to meet Rimere’s working capital requirements, and, by the end of the third quarter of 2023, the Company had fully funded the $5.5 million loan commitment. In January 2024, the 2022 Note Purchase Agreement was amended, extending the maturity date to the end

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of December 2024. In December 2024, the 2022 Note Purchase Agreement was amended, extending the maturity date to the end of June 2025.

Concurrently, through a separately executed note purchase agreement, dated January 8, 2024 (the “2024 Note Purchase Agreement”), the Company agreed to make available up to $10.0 million in additional delayed draw loans to fund Rimere’s working capital needs. In connection with the $10.0 million loan commitment, the related convertible promissory notes issued by Rimere bear interest at 8% per annum, compounded quarterly, and have a maturity date of December 31, 2024, subject to certain, specified prepayment and event of default clauses set forth in the 2024 Note Purchase Agreement. As of December 31, 2024, $6.0 million has been funded by the Company pursuant to the 2024 Note Purchase Agreement. In December 2024, the 2024 Note Purchase Agreement was amended, extending the maturity date to the end of June 2025.

Note 15 —Leases

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

Lessee Accounting

As of December 31, 2023 and 2024, the Company’s finance and operating lease asset and liability balances were as follows (in thousands):

	2023	2024
Finance leases:
Land, property and equipment, gross	$6,436	$4,389
Accumulated depreciation	(3,199)	(1,869)
Land, property and equipment, net	$3,237	$2,520

Current portion of finance lease obligations	$1,758	$920
Long-term portion of finance lease obligations	1,839	1,766
Total finance lease liabilities	$3,597	$2,686

Operating leases:
Operating lease right-of-use assets	$92,324	$90,598

Current portion of operating lease obligations	$6,687	$8,027
Long-term portion of operating lease obligations	89,065	89,049
Total operating lease liabilities	$95,752	$97,076

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense for finance and operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2023	2024
Finance leases:
Depreciation on assets under finance leases	$928	$1,122
Interest on lease liabilities	183	331
Total finance leases expense	$1,111	$1,453

Operating leases:
Lease expense	$15,986	$22,355
Lease expense on short-term leases	503	661
Variable lease expense	4,777	5,057
Sublease income	(636)	(636)
Total operating leases expense	$20,630	$27,437

Supplemental information on finance and operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2024
Operating cash outflows from finance leases	$183	$331
Operating cash outflows from operating leases	$10,709	$15,765
Financing cash outflows from finance leases	$1,055	$2,162

Assets obtained in exchange for new finance lease liabilities (1)	$1,569	$1,237
ROU assets obtained in exchange for operating lease liabilities (1)	$46,592	$11,861

	December 31,	December 31,
	2023	2024
Weighted-average remaining lease term - finance leases	2.44 years	2.92 years
Weighted-average remaining lease term - operating leases	10.14 years	9.41 years

Weighted-average discount rate - finance leases	7.41%	9.90%
Weighted-average discount rate - operating leases	9.82%	9.70%
(1)	These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing, operating and/or financing activities.

The following schedule presents the Company’s maturities of finance and operating lease liabilities as of December 31, 2024 (in thousands):

Fiscal Year	Finance Leases	Operating Leases
2025	$1,143	$16,663
2026	980	16,603
2027	745	16,626
2028	242	15,827
2029	—	15,098
Thereafter	—	68,416
Total minimum lease payments	3,110	149,233
Less amount representing interest	(424)	(52,157)
Present value of lease liabilities	$2,686	$97,076

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

During the years ended December 31, 2022, 2023 and 2024, the Company recognized $0.4 million, $0.4 million and $0.4 million, respectively, in “Interest income” on its lease receivables.

The following schedule presents the Company’s maturities of lease receivables as of December 31, 2024 (in thousands):

Fiscal Year:
2025	$1,264
2026	1,287
2027	1,408
2028	692
2029	522
Thereafter	181
Total minimum lease payments	5,354
Less amount representing interest	(1,038)
Present value of lease receivables	$4,316

Note 16 —401(k) Plan

The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For each of the years ended December 31, 2022, 2023 and 2024 the Company contributed approximately $1.9 million, $1.7 million and $1.4 million, respectively, of matching contributions to the Savings Plan.

Note 17 —Net Loss Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2023 and 2024 (in thousands, except share and per share amounts):

	2022	2023	2024
Net loss attributable to Clean Energy Fuels Corp.	$(58,733)	$(99,497)	$(83,070)

Weighted-average common shares outstanding	222,414,790	222,904,785	223,346,127
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—
Weighted-average common shares outstanding - diluted	222,414,790	222,904,785	223,346,127
Basic loss per share	$(0.26)	$(0.45)	$(0.37)
Diluted loss per share	$(0.26)	$(0.45)	$(0.37)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

(in shares)	2022	2023	2024
Stock options	15,456,340	17,825,577	20,155,612
Stonepeak warrant shares	—	20,000,000	20,028,918
Restricted stock units	694,945	399,709	1,928,600
Amazon warrant shares	58,767,714	58,767,714	58,767,714
Total	74,918,999	96,993,000	100,880,844

Note 18 —Related Party Transactions

TotalEnergies S.E.

During the years ended December 31, 2022, 2023 and 2024, the Company recognized revenue of $7.6 million, $1.4 million, and $0.0 million, respectively, relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2023 and 2024.

During the years ended December 31, 2022, 2023 and 2024, the Company paid TotalEnergies $8.4 million, $6.9 million, and $3.6 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the Credit Support Agreement with TotalEnergies Holdings USA Inc., a wholly owned subsidiary of TotalEnergies. Outstanding payables due to TotalEnergies were immaterial as of December 31, 2023 and 2024.

SAFE S.p.A

During the years ended December 31, 2022, 2023 and 2024, the Company received $0.2 million, $0.3 million, and $0.1 million, respectively, from SAFE&CEC S.r.l. (and its successor entity, SAFE S.p.A.) in the ordinary course of business. As of December 31, 2023, the Company had receivables due from SAFE&CEC S.r.l. of $0.3 million. Outstanding receivables due from SAFE S.p.A. were immaterial as of 2024.

During the years ended December 31, 2022, 2023 and 2024, the Company paid SAFE&CEC S.r.l (and its successor entity SAFE S.p.A.) $16.7 million, $12.6 million, and $6.0 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2023 and 2024, the Company had payables due to SAFE S.p.A. of $8.1 million and $0.3 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to various contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. For the years ended December 31, 2022, 2023 and 2024, the Company recognized management and O&M fee revenue of $1.3 million, $3.1 million, and $3.1 million, respectively. As of December 31, 2023 and 2024, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $0.3 million and $0.4 million, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2022, 2023 and 2024, the Company paid $0.6 million, $1.2 million, and $0.0 million, respectively, on behalf of the joint ventures for expenses incurred in the ordinary course of business. As of December 31, 2023 and 2024, outstanding receivables due from the joint ventures with TotalEnergies and bp totaled $0.7 million and $0.4 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

For the years ended December 31, 2022, 2023 and 2024, the Company received $1.5 million, $5.0 million, and $4.1 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. No amounts were paid to the joint ventures with TotalEnergies and bp for the years ended December 30, 2022 and 2023. For the year ended December 31, 2024, the Company paid $4.5 million to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV. As of December 31, 2023 and 2024, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million and $0.6 million, respectively,  relating to sharing of environmental credits pursuant to the various contractual agreements of the TotalEnergies joint venture(s) and bpJV. As of December 31, 2022, no payables were outstanding relating to sharing of environmental credits.

Rimere

For the years ended December 31, 2023 and 2024, the Company provided $3.5 million and $6.0 million, respectively, to Rimere in connection with its loan commitments (see Note 14). As of December 31, 2023 and 2024, the carrying amount of the Company’s convertible promissory notes measured at fair value was $2.3 million and $0.3 million, respectively, and is included in “Notes receivable – related party” as of December 31, 2023 and 2024 in the accompanying consolidated balance sheets.

For the years ended December 31, 2023 and 2024, the Company recognized management fee revenue of $0.6 million and $0.6 million, respectively. As of December 31, 2023 and 2024, the Company had management fee receivables due from Rimere of $0.7 million and $0.1 million, respectively.

Excluding management fee revenue, no other revenue from Rimere was recognized in the year ended December 31, 2023. In the year ended December 31, 2024, excluding management fee revenue, the Company recognized $0.1 million of revenue relating to equipment sold to Rimere in the ordinary course of business. There were no outstanding receivables, excluding management fee receivables, due from Rimere as of December 31, 2023 and 2024, respectively.

Note 19 —Reportable Segments and Geographic Information

The Company operates as one reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.

The CODM uses profitability metrics, including net income/(loss) to evaluate financial performance, as well as Cost of Sales and SG&A (excluding stock compensation) in the achievement towards the Company’s strategy, and to make key operating decisions such as the determination of the markets in which the Company seeks to make capital investments and the allocation of budget between cost of revenues, selling, general and administrative expenses.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2022, 2023 and 2024. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Consolidated Statements of Operations.

		2022	2023	2024
Revenue:
Total revenue	(1)	$420,164	$425,159	$415,865
Cost of Sales (excluding depreciation):	(2)
Commodity product cost of sales		182,419	190,616	123,999
Other product cost of sales		97,329	119,285	125,628
Product cost of sales		279,748	309,901	249,627
Service cost of sales		27,993	33,719	37,918

Operating expenses:
Selling, general and administrative, excluding stock compensation		82,983	88,929	101,031
Stock compensation		26,473	23,336	10,803
Selling, general and administrative		109,456	112,265	111,834
Depreciation and amortization		54,674	45,674	44,737
Impairment of investments in equity securities		—	—	8,102
Interest	(3)	(2,934)	(11,776)	(18,174)
Other income (expense), net		95	165	106
Loss from equity method investments		(4,824)	(12,510)	(26,576)
Loss before income taxes		(59,370)	(100,521)	(80,997)
Income tax (expense) benefit		(220)	423	(2,692)
Net loss		(59,590)	(100,098)	(83,689)
Loss attribute to noncontrolling interest		857	601	619
Net loss attribute to Clean Energy Corp.		$(58,733)	$(99,497)	$(83,070)
(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in footnote 2 - Revenue from Contracts with Customers, Disaggregation of Revenue.

The Company had one major customer that accounted for 10% of 2024 consolidated revenue.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the Product Cost of Sales financial statement caption on the Consolidated Statements of Operations. Total Product Cost of Sales and Service Cost of Sales reconcile to the amounts in the Consolidated Statements of Operations.

(3)	Interest, net is computed as the net of interest income and interest expense. Refer to the Consolidated Statements of Operations.

	2022	2023	2024
Interest expense	$(6,308)	$(22,924)	$(32,179)
Interest income	3,374	11,148	14,005
	(2,934)	(11,776)	(18,174)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's revenue and long-lived tangible assets, including the Company's operating lease assets recognized on the consolidated balance sheets were located as follows:

	2022	2023	2024
Revenue:
United States	$416,975	$418,754	$410,150
Canada	3,189	6,405	5,715
Total revenue	$420,164	$425,159	$415,865
Long-lived assets:
United States	$525,682	$657,397	$691,398
Canada	1,902	3,827	9,882
Total long-lived assets	$527,584	$661,224	$701,280

Note 20 —Concentrations

During the years ended December 31, 2022, 2023 and 2024, one, one, and three supplier, respectively, each accounted for 10% or more of the Company’s natural gas expense relating to CNG and LNG purchases.

During the years ended December 31, 2022 and 2023, no customer accounted for 10% or more of the Company’s total revenue. During the year ended December 31, 2024, one customer accounted for 10% or more of the Company’s total revenue.

Note 21 – Subsequent Event

On January 20, 2025, the Company received notice from Pilot Travel Centers, LLC (“Pilot”) of non-renewal of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010 (“the agreement” or “Pilot Agreement”), which expires August 1, 2025, in accordance with the agreement. In the correspondence, Pilot indicated the willingness to negotiate terms to a new agreement.

If a new agreement is not reached, the Company would abandon and remove its assets located at 55 Pilot stations. In connection with the potential removal of station equipment and site improvements, the Company may recognize up to approximately $55.0 million in accelerated depreciation expense relating to the change in depreciable life of the 55 station assets. Amounts associated with the accelerated depreciation expense would be included in “Depreciation and amortization” at the time the Company decides to abandon the station assets.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. “Financial Statements and Supplementary Data” of this report.

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

The remaining information required by Item 10 is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 11.   Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14.   Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Irvine, CA, Auditor Firm ID: 185.

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowance for	Allowance for
	Credit Losses	Credit Losses
	on Accounts	on Notes
	Receivables	Receivables
Balance as of December 31, 2021	$1,205	$4,755
Charges (benefit) to operations	571	744
Deductions	(401)	—
Balance as of December 31, 2022	1,375	5,499
Charges (benefit) to operations	439	1,041
Deductions	(339)	—
Balance as of December 31, 2023	1,475	6,540
Charges (benefit) to operations	584	—
Deductions	(94)	—
Balance as of December 31, 2024	$1,965	$6,540

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

		Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation, dated June 14, 2021.	Filed as Exhibit 3.1 to the Current Report on Form 8-K	June 15, 2021

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.3	Description of Clean Energy Fuels Corp. Capital Stock.	Filed as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2021.	February 24, 2022

4.4†	Warrant to Purchase Common Stock of Clean Energy Fuels Corp., between Clean Energy Fuels Corp. and Amazon.com NV Investment Holdings LLC, dated as of April 16, 2021.	Filed as Exhibit 4.4 to the Current Report on Form 8-K.	April 19, 2021

4.5	Warrant Agreement, dated December 12, 2023, by and between Clean Energy Fuels Corp. and Stonepeak CLNE-W Holdings LP.	Filed as Exhibit 10.3 to the Current Report on Form 8-K.	December 13, 2023

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.1+	Form of Indemnification Agreement.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	November 6, 2024

10.2††	Ground Lease dated November 3, 2006 among Clean Energy Fuels Corp., Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2021	February 24, 2022

10.3	First Amendment to Ground Lease dated October 28, 2008 among Clean Energy LNG, LLC, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2021	February 24, 2022

10.4+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2011.	March 12, 2012

10.5+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	May 11, 2015

10.6+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.7+	Amended and Restated Employment Agreement dated December 31, 2015, between Clean Energy Fuels Corp. and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8-K.	December 31, 2015

10.8+	Amended and Restated Employment Agreement dated December 31, 2015, between Clean Energy Fuels Corp. and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8-K.	December 31, 2015

10.9+	Amended and Restated Employment Agreement dated December 31, 2015, between Clean Energy Fuels Corp. and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8-K.	December 31, 2015

10.10+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.11+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.12+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.13	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.14	Stock Purchase Agreement dated May 9, 2018, between Clean Energy Fuels Corp. and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.15	Voting Agreement dated May 9, 2018, among Clean Energy Fuels Corp., Total Market Services, S.A., and the directors and officers of Clean Energy Fuels Corp. signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.16	Form of Registration Rights Agreement dated June 13, 2018, between Clean Energy Fuels Corp. and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.17	Credit Support Agreement, dated as of January 2, 2019, by and between Clean Energy Fuels Corp. and Total Holdings USA, Inc.	Filed as Exhibit 10.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.18	Amended and Restated 2016 Performance Incentive Plan.	Filed as Exhibit 10.1 to the Current Report on Form 8-K.	May 18, 2020

10.19††	Memorandum of Understanding, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.20††	USD $50,000,000 Loan Agreement, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.21††	Joint Venture Agreement, dated March 3, 2021, between Clean Energy Renewable Fuels, LLC and Total Biogas Holdings USA, LLC.	Filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.22††	Limited Liability Company Agreement of CE Renewco, LLC between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 15, 2021

10.23††	Transaction Agreement, between Clean Energy Fuels Corp. and Amazon.com, Inc., dated as of April 16, 2021.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 19, 2021

10.24+	Clean Energy Fuels Corp. 2022 Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	April 7, 2022

10.25	Amendment No. 1 to Credit Support Agreement, dated as of March 12, 2021, between Clean Energy Fuels Corp. and Total Holdings USA Inc.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	May 5, 2022

10.26+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan.	Filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.27+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan – Form of Option Award.	Filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.28+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan – Form of Profits Interest Award.	Filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

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

10.30††

Successor Agent Agreement and First Amendment to Senior Secured First Lien Term Loan Agreement, dated March 22, 2024, among Clean Energy, the other Loan Parties party thereto, Stonepeak CLNE-L Holdings LP, Alter Domus Products Corp. and the Lenders party thereto.

		Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.31††

Limited Consent and Second Amendment to Senior Secured First Lien Term Loan Credit Agreement, dated May 8, 2024, among Clean Energy, Clean Energy Fuels Corp., the Subsidiary Guarantors, Alter Domus Products Corp., and the Lenders thereto.

		Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.32††

Limited Consent and Third Amendment to Senior Secured First Lien Term Loan Credit Agreement, dated July 22, 2024, among Clean Energy, Clean Energy Fuels Corp., the Subsidiary Guarantors, Alter Domus Products Corp., and the Lenders thereto.

		Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.33

Guarantee and Collateral Agreement, dated December 12, 2023, among Clean Energy Fuels Corp, Clean Energy, and each of the other Grantors in favor of Stonepeak CLNE-L Holdings LP, as collateral agent for the secured parties.

		Filed as Exhibit 10.2 to the Current Report on Form 8-K	December 13, 2023

10.34	Registration Rights Agreement, dated December 12, 2023, by and between Clean Energy Fuels Corp. and Stonepeak CLNE-W Holdings LP.	Filed as Exhibit 10.4 to the Current Report on Form 8-K	December 13, 2023

10.35+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan.	Filed as Annex A to the Proxy Statement on Schedule 14A	April 4, 2024

10.36+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Option Agreement (Director).	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.37+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Option Agreement (Executive).	Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.38+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Option Agreement (Non-Executive).	Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.39+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of RSU Grant Agreement (Director).	Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.40+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of RSU Grant Agreement (Executive).	Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.41+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of RSU Grant Agreement (Non-Executive).	Filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

19.1*	Clean Energy Fuels Corp. Insider Trading Policy

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

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

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew J. Littlefair, President and Chief Executive Officer, and Robert M. Vreeland Chief Financial Officer.

97	Clean Energy Fuels Corp. Clawback Policy	Filed as Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023	February 29, 2024

101*	The following materials from Clean Energy Fuels Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

Date:  February 24, 2025

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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2025
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2025
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	February 24, 2025
Stephen A. Scully

/s/ LIZABETH ARDISANA	Director	February 24, 2025
Lizabeth Ardisana

/s/ KARINE BOISSY-ROUSSEAU	Director	February 24, 2025
Karine Boissy-Rousseau

/s/ PATRICK FORD	Director	February 24, 2025
Patrick Ford

/s/ JAMES C. MILLER III	Director	February 24, 2025
James C. Miller III

/s/ KENNETH M. SOCHA	Director	February 24, 2025
Kenneth M. Socha

/s/ MATHIEU SOULAS	Director	February 24, 2025
Mathieu Soulas

/s/ VINCENT C. TAORMINA	Director	February 24, 2025
Vincent C. Taormina