Form 10-Q
period 2025-03-31
Clean Energy Fuels Corp.
filed 2025-05-08
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 220,981,915 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2024	2025
Assets
Current assets:
Cash, cash equivalents and current portion of restricted cash	$91,562	$120,679
Short-term investments	127,970	108,060
Accounts receivable, net of allowance of $1,965 and $1,973 as of December 31, 2024 and March 31, 2025, respectively	107,683	91,415
Other receivables	14,630	15,314
Inventory	43,434	45,720
Notes receivable - related party	2,372	2,638
Prepaid expenses and other current assets	26,117	24,863
Total current assets	413,768	408,689
Operating lease right-of-use assets	90,598	87,780
Land, property and equipment, net	365,319	318,627
Notes receivable and other long-term assets, net	38,245	36,522
Investments in other entities	265,268	259,474
Goodwill	64,328	—
Intangible assets, net	6,365	5,500
Total assets	$1,243,891	$1,116,592
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$40	$47
Current portion of finance lease obligations	920	939
Current portion of operating lease obligations	8,027	8,125
Accounts payable	33,301	30,144
Accrued liabilities	105,563	97,912
Deferred revenue	6,871	7,823
Total current liabilities	154,722	144,990
Long-term portion of debt	265,327	271,578
Long-term portion of finance lease obligations	1,766	1,674
Long-term portion of operating lease obligations	89,049	85,953
Other long-term liabilities	13,496	9,499
Total liabilities	524,360	513,694
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 223,456,994 shares and 223,736,131 shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively	22	22
Additional paid-in capital	1,730,090	1,748,540
Accumulated deficit	(1,012,542)	(1,147,509)
Accumulated other comprehensive loss	(4,297)	(4,349)
Total Clean Energy Fuels Corp. stockholders’ equity	713,273	596,704
Noncontrolling interest in subsidiary	6,258	6,194
Total stockholders’ equity	719,531	602,898
Total liabilities and stockholders’ equity	$1,243,891	$1,116,592

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2024	2025
Revenue:
Product revenue	$89,414	$90,290
Service revenue	14,295	13,474
Total revenue	103,709	103,764
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	66,425	67,846
Service cost of sales	9,176	8,157
Selling, general and administrative	26,237	27,464
Depreciation and amortization	11,182	62,267
Impairment of goodwill	—	64,328
Total operating expenses	113,020	230,062
Operating loss	(9,311)	(126,298)
Interest expense	(7,762)	(7,528)
Interest income	3,579	2,899
Other income, net	98	8
Loss from equity method investments	(5,398)	(7,044)
Loss before income taxes	(18,794)	(137,963)
Income tax benefit	178	2,932
Net loss	(18,616)	(135,031)
Loss attributable to noncontrolling interest	173	64
Net loss attributable to Clean Energy Fuels Corp.	$(18,443)	$(134,967)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.08)	$(0.60)
Weighted-average common shares outstanding:
Basic and diluted	223,210,309	223,673,947

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2024	2025	2024	2025	2024	2025
Net loss	$(18,443)	$(134,967)	$(173)	$(64)	$(18,616)	$(135,031)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2024 and 2025	(809)	(110)	—	—	(809)	(110)
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2024 and 2025	(66)	58	—	—	(66)	58
Total other comprehensive loss	(875)	(52)	—	—	(875)	(52)
Comprehensive loss	$(19,318)	$(135,019)	$(173)	$(64)	$(19,491)	$(135,083)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2023	223,026,966	$22	$1,658,339	$(929,472)	$(2,119)	$6,877	$733,647
Issuance of common stock	236,089	—	231	—	—	—	231
Shares withheld related to net share settlement	—	—	(304)	—	—	—	(304)
Stock-based compensation	—	—	2,629	—	—	—	2,629
Stock-based sales incentive charges	—	—	12,897	—	—	—	12,897
Net loss	—	—	—	(18,443)	—	(173)	(18,616)
Other comprehensive income	—	—	—	—	(875)	—	(875)
Balance, March 31, 2024	223,263,055	22	1,673,792	(947,915)	(2,994)	6,704	729,609

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2024	223,456,994	$22	$1,730,090	$(1,012,542)	$(4,297)	$6,258	$719,531
Issuance of common stock	506,632	—	222	—	—	—	222
Repurchase of common stock	(227,495)	—	(391)	—	—	—	(391)
Shares withheld related to net share settlement	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	—	1,777	—	—	—	1,777
Stock-based sales incentive charges	—	—	17,338	—	—	—	17,338
Issuance of common stock warrants	—	—	2	—	—	—	2
Net loss	—	—	—	(134,967)	—	(64)	(135,031)
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Balance, March 31, 2025	223,736,131	22	1,748,540	(1,147,509)	(4,349)	6,194	602,898

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended March 31,

	2024	2025
Cash flows from operating activities:
Net loss	$(18,616)	$(135,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,182	62,267
Provision for credit losses and inventory	274	195
Stock-based compensation expense	2,629	1,777
Stock-based sales incentive charges	12,897	17,338
Change in fair value of derivative instruments	(1,622)	557
Amortization of debt issuance costs	1,131	1,265
Amortization of discounts and Section 30C tax credit	(2,079)	(1,214)
Loss on disposal of property and equipment	64	2,805
Impairment of goodwill	—	64,328
Loss from equity method investments	5,398	7,044
Non-cash lease expense	2,178	1,822
Deferred income taxes	(201)	(2,955)
Accretion of ARO liabilities	81	100
Changes in operating assets and liabilities:
Accounts and other receivables	12,574	15,335
Inventory	(3,965)	(1,957)
Prepaid expenses and other assets	(735)	29
Operating lease liabilities	(1,593)	(2,002)
Accounts payable	(11,744)	(4,708)
Deferred revenue	2,832	933
Accrued liabilities and other	(8,095)	(4,500)
Net cash provided by operating activities	2,590	23,428
Cash flows from investing activities:
Purchases of short-term investments	(158,306)	(363,240)
Maturities and sales of short-term investments	159,072	384,325
Payment and deposits on equipment and manure rights for ADG RNG production projects	(808)	(11,100)
Purchases of and deposits on property and equipment	(18,208)	(7,490)
Grant proceeds for capital projects	652	—
Proceeds received for joint development and construction of station projects	663	1,385
Disbursements for loans receivable	(3,500)	(1,500)
Proceeds from paydowns, maturities, and sales of loans receivable	253	19
Proceeds from settlement of insurance claims	314	—
Proceeds from disposal of property and equipment	18	4,998
Net cash (used in) provided by investing activities	(19,850)	7,397
Cash flows from financing activities:
Issuance of common stock	36	52
Repurchase of common stock	—	(391)
Payment of tax withholdings on net settlement of equity awards	(304)	(498)
Fees paid for lender and debt issuance costs	(575)	—
Proceeds for Adopt-A-Port program	3,390	—
Repayment of proceeds for Adopt-A-Port program	(381)	(831)
Repayments of debt instruments and finance lease obligations	(334)	(256)
Net cash provided by (used in) financing activities	1,832	(1,924)
Effect of exchange rates on cash, cash equivalents and restricted cash	(123)	216
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,551)	29,117
Cash, cash equivalents and restricted cash, beginning of period	106,963	91,562
Cash, cash equivalents and restricted cash, end of period	$91,412	$120,679
Supplemental disclosure of cash flow information:
Income taxes paid	$13	$2
Interest paid, net of $661 and $954 capitalized, respectively	$6,472	$1,262
Supplemental disclosure of non-cash financing activity:
Interest paid-in-kind	$—	$5,000

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2025, results of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2024 and 2025, and cash flows for the three months ended March 31, 2024 and 2025. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2024 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2025.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. The Company assesses its goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying value. Judgment is required when applying the goodwill impairment test, including, among other considerations, the identification of reporting unit(s), the assessment of qualitative factors, and the estimation of fair value of a reporting unit in the quantitative approach. The Company has determined that it represents one single reporting unit for the purpose of the goodwill impairment test. The goodwill impairment test is performed annually on October 1st, or more frequently if facts or circumstances change that would indicate that the carrying amount of the Company may be impaired.

During the first quarter of 2025, it was determined that the Company had a sustained decline in its share price. This circumstance warranted an interim impairment test as it was determined that it was more likely than not that a Goodwill impairment loss had been incurred.

A quantitative goodwill impairment analysis was performed as of March 31, 2025. The quantitative goodwill impairment test estimated the fair value of the Company’s single reporting unit based on its market value of invested capital plus a market participant acquisition premium derived from recent merger and acquisition transactions in comparable industry and market sectors as those in which the Company operates. The carrying value exceeded fair value, by an amount greater than the carrying value of goodwill.

Accordingly, goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million, which comprises the total amount of goodwill of the Company before giving effect to the impairment and was recognized as “Impairment of goodwill” on the consolidated statement of operations for the period ended March 31, 2025.

As a result of this impairment loss, the Company has no goodwill remaining as of March 31, 2025.

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board  (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU improves U.S. GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The ASU is effective for annual periods, including interim periods within those years, beginning after December 15, 2024, with early adoption allowed. The Company adopted this new ASU in the first quarter of 2025. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This ASU enhances annual income tax disclosures by requiring entities to disclose specific categories and greater disaggregation of information in the rate reconciliation table and income taxes paid disaggregated by jurisdiction. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU for the year ending December 31, 2025, and is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

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

	Three Months Ended
	March 31,
	2024	2025
Product revenue:
Volume-related
Fuel sales(1)	$68,203	$76,292
Change in fair value of derivative instruments(2)	1,622	(557)
RIN Credits	8,812	5,202
LCFS Credits	(164)	3,799
AFTC (3)	5,357	(17)
Total volume-related product revenue	83,830	84,719
Station construction sales	5,584	5,571
Total product revenue	89,414	90,290
Service revenue:
Volume-related, O&M services	13,735	12,790
Other services	560	684
Total service revenue	14,295	13,474
Total revenue	$103,709	$103,764
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three months ended March 31, 2024, contra-revenue charges recognized in fuel revenue were $12.9 million. For the three months ended March 31, 2025, contra-revenue charges recognized in fuel revenue were $17.3 million. See Note 14 for more information.
(2)	Represents changes in fair value of unsettled derivative instruments relating to the Company’s commodity swap and customer fueling contracts associated with the Company’s truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.6 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2024 and March 31, 2025, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2024	2025
Accounts receivable, net	$107,683	$91,415

Contract assets - current	$2,987	$2,843
Contract assets - non-current	1,945	1,846
Contract assets - total	$4,932	$4,689

Contract liabilities - current	$6,870	$7,823
Contract liabilities - non-current	76	57
Contract liabilities - total	$6,946	$7,880

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

Revenue recognized in the three months ended March 31, 2024 relating to the Company’s contract liability balances as of December 31, 2023 was $0.5 million. The increase in the contract liability balance in the three months ended March 31, 2025 is mainly driven by billings in excess of revenue recognized and customer advances in the three months ended March 31, 2025, partially offset by $2.3 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2024.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.4 million and $0.4 million from the LLC’s operations in the three months ended March 31, 2024 and 2025, respectively. The Company had an investment balance of $5.8 million and $5.4 million in the LLC as of December 31, 2024 and March 31, 2025, respectively.

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with BP Products North America, Inc. (“bp”) that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S.

On December 20, 2023, the bpJV issued a capital call in the amount of $135.9 million. As a result, bp and the Company each contributed $67.95 million to the bpJV by December 31, 2024. Proceeds of this capital call have been used to develop ADG RNG projects and to fund bpJV’s working capital needs.

As of March 31, 2025, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $2.8 million and $4.8 million from this investment in the three months ended March 31, 2024 and 2025, respectively. The Company had an investment balance in the bpJV of $206.5 million and $201.6 million as of December 31, 2024 and March 31, 2025, respectively.

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

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the Project LLC’s operations. In the year ended December 31, 2024, the Project LLC issued capital calls totaling $32.6 million, which has been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects. The Company recorded income of $0.2 million from the Project LLC’s operations in the three months ended March 31, 2025. The Company had an investment balance of $33.8 million and $34.0 million as of December 31, 2024 and March 31, 2025, respectively.

SAFE S.p.A.

On November 26, 2017, the Company, through its former subsidiary, IMW Industries Ltd. (formerly known as Clean Energy Compression Corp.) (“CEC”), entered into an investment agreement with Landi Renzo S.p.A. (“LR”), an alternative fuels company based in Italy. Pursuant to the investment agreement, the Company and LR agreed to combine their respective natural gas compressor fueling systems manufacturing subsidiaries, CEC and a subsidiary of LR, into a new company, SAFE&CEC S.r.l. (such combination transaction is referred to as the “CEC Combination”). At the closing of the CEC Combination on December 29, 2017, the Company owned 49% of SAFE&CEC S.r.l., and LR owned 51% of SAFE&CEC S.r.l.  In December 2024, in order to effect a change in corporate form, SAFE&CEC S.r.l. was merged into its wholly owned subsidiary SAFE S.p.A., with SAFE S.p.A. as the surviving entity. Our rights and ownership in the combined entity were not impacted.

The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded a loss of $1.0 million and $0.5 million in the three months ended March 31, 2024 and 2025, respectively. The Company had an investment balance in SAFE S.p.A. of $17.4 million and $16.8 million as of December 31, 2024 and March 31, 2025, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of March 31, 2025, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage enhances the capabilities of the Company’s fueling network as it is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines, providing significant benefits to all other assets within the fueling station network.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.2 million and $0.1 million in the three months ended March 31, 2024 and 2025, respectively. The carrying value of the noncontrolling interest was $6.3 million and $6.2 million as of December 31, 2024 and March 31, 2025, respectively.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
Current assets:
Cash and cash equivalents	$89,512	$118,565
Restricted cash - standby letter of credit	2,050	2,114
Total cash, cash equivalents and current portion of restricted cash	$91,562	$120,679

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $91.3 million and $119.3 million as of December 31, 2024 and March 31, 2025, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.1 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2024 and March 31, 2025.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2025, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2024 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$127,413	$16	$127,429
Certificates of deposit	541	—	541
Total short-term investments	$127,954	$16	$127,970

Short-term investments as of March 31, 2025 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$107,511	$8	$107,519
Certificates of deposit	541	—	541
Total short-term investments	$108,052	$8	$108,060

Note 6—Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators who participate in the Company’s truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” as of March 31, 2024, in the accompanying condensed consolidated statements of operations.

The Company has entered into fueling agreements with fleet operators under the Company’s truck financing program. Certain of these fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be an embedded derivative and is recorded at fair value at the time of execution, with the changes in fair value of the embedded derivative recognized in “Product revenue” in the accompanying condensed consolidated statements of operations. These contracts expire on various dates, with the latest expiration date being March 2028.

Embedded derivatives as of December 31, 2024 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,546	$1,546
Notes receivable and other long-term assets, net	1,075	1,075
Total derivative assets	$2,621	$2,621

Embedded derivatives as of March 31, 2025 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,180	$1,180
Notes receivable and other long-term assets, net	885	885
Total derivative assets	$2,065	$2,065

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

The Company used the income approach to value its embedded derivatives in its fueling agreements under the Company’s truck financing program (see Note 6). Under the income approach, the Company used a discounted cash flow (“DCF”) model in which cash flows anticipated over the term of the contracts are discounted to their present value using an expected discount rate. The discount rate used for cash flows reflects the specific risks in spot and forward rates and credit valuation adjustments. This valuation approach is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments are Ultra-Low Sulfur Diesel (“ULSD”) forward prices and differentials from ULSD to Petroleum Administration for Defense District (“PADD”) regions. Significant increases (decreases) in any of those inputs in isolation would result in a significantly (lower) higher fair value measurement. Generally, a change in the ULSD forward prices is accompanied by a directionally opposite but less extreme change in the ULSD-PADD differential.

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Company’s truck financing program based on the following inputs as of December 31, 2024 and March 31, 2025:

	December 31, 2024		March 31, 2025
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.06 - $2.14	$2.10	$ 2.08 - $ 2.14	$2.11
Historical Differential to PADD 3 Diesel	$0.73 - $1.62	$1.18	$ 0.73 - $ 1.62	$1.17
Historical Differential to PADD 5 Diesel	$2.16 - $3.16	$2.59	$ 2.28 - $ 3.16	$2.60

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

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory notes from Rimere as of December 31, 2024 and March 31, 2025:

Significant Unobservable Inputs	December 31, 2024	March 31, 2025
Risk-free interest rate	4.24%	4.13%
Credit adjustment	4.64%	6.42%
Credit adjusted discount rate	8.88%	10.55%

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note from BTR as of March 31, 2025:

Significant Unobservable Inputs	December 31, 2024	March 31, 2025
Risk-free interest rate	4.31%	4.37%
Credit adjustment	8.64%	10.25%
Credit adjusted discount rate	12.95%	14.62%

The above significant unobservable inputs are subject to change based on changes in economic and market conditions. The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. Significant increase or decrease in any of the inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in market interest rates is accompanied by a directionally opposite change in the estimated fair value of fixed-rate debt securities. The Company records changes in the fair value of available-for-sale debt securities in “Unrealized gains (losses) on available-for-sale securities” within other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive loss.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2024 or March 31, 2025.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$127,429	$127,429	$—	$—
Convertible promissory notes(3)	2,372	—	—	2,372
Certificates of deposit (1)	541	—	541	—
Embedded derivatives (2)	2,621	—	—	2,621

	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$107,519	$107,519	$—	$—
Convertible promissory notes(3)	2,638	—	—	2,638
Certificates of deposit (1)	541	—	541	—
Embedded derivatives (2)	$2,065	$—	$—	$2,065

(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See note 5 for more information.
(2)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2024 and March 31, 2025 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in “Notes receivable – related party” as of December 31, 2024 and March 31, 2025 in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Liabilities:
	Embedded	Convertible	Commodity
	Derivatives	Promissory Notes	Swap Contracts
Balance as of December 31, 2023	$4,628	$2,330	$(1,875)
Settlements, net	—	—	1,493
Total gain (loss)	624	(53)	(495)
Purchases	—	3,655	—
Equity method investment loss(1)	—	(1,188)	—
Balance as of March 31, 2024	$5,252	$4,744	$(877)

Balance as of December 31, 2024	$2,621	$2,372	$—
Settlements, net	—	—	—
Total gain (loss)	(556)	66	—
Purchases	—	1,751	—
Equity method investment loss(1)	—	(1,551)	—
Balance as of March 31, 2025	$2,065	$2,638	$—

Change in unrealized gain for the three months ended March 31, 2024 included in earnings	$624	$—	$998
Change in unrealized (loss) for the three months ended March 31, 2025 included in earnings	$(556)	$—	$—
Change in unrealized (loss) for the three months ended March 31, 2024 included in other comprehensive income (loss)	$—	$(53)	$—
Change in unrealized gain for the three months ended March 31, 2025 included in other comprehensive income (loss)	$—	$66	$—

(1)	Represents the Company’s proportionate share of Rimere’s losses. These losses are recorded as adjustments to the carrying value of the convertible promissory notes because the Company’s equity investment in Rimere had been reduced to zero.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2024 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$265,173	$260,123
Other Debt	194	194
Total Debt	$265,367	$260,317

Debt instruments as of March 31, 2025 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$271,436	$256,473
Other Debt	189	189
Total Debt	$271,625	$256,662

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
Loans to customers to finance vehicle purchases	$81	$83
Accrued customer billings	1,929	2,111
Fuel tax credits	10,751	10,671
Other	1,869	2,449
Total other receivables	$14,630	$15,314

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

Inventory as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
Raw materials and spare parts	$43,434	$45,720
Total inventory	$43,434	$45,720

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
Land	$19,193	$18,543
LNG liquefaction plants	96,812	96,812
Station equipment	468,983	466,451
Trailers	70,363	70,378
Other equipment	107,475	117,914
Construction in progress	134,057	87,466
	896,883	857,564
Less accumulated depreciation	(531,564)	(538,937)
Total land, property and equipment, net	$365,319	$318,627

Included in “Land, property and equipment, net” are capitalized software costs of $38.5 million and $39.0 million as of December 31, 2024 and March 31, 2025, respectively. Accumulated amortization of the capitalized software costs are $35.8 million and $36.2 million as of December 31, 2024 and March 31, 2025, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.5 million and $0.4 million in the three months ended March 31, 2024 and 2025, respectively.

As of December 31, 2024 and March 31, 2025, $9.0 million and $8.8 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Fueling Station Equipment Removal

On January 20, 2025, the Company received notice from Pilot Travel Centers, LLC (“Pilot”) of non-renewal of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010 (“the agreement” or “Pilot Agreement”), which expires August 1, 2025, in accordance with the agreement.

In March 2025, the Company made the decision to allow the agreement to expire, and to remove the station equipment and site improvements from each of the sites.

In connection with the decision to remove the station equipment and site improvements, the Company recognized $50.7 million associated with accelerated depreciation expense and incremental ARO charges, which are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the quarter ended March 31, 2025.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
Accrued alternative fuels incentives (1)	$42,565	$38,746
Accrued employee benefits	5,271	4,101
Accrued gas and equipment purchases	17,764	18,317
Accrued interest	1,451	1,453
Accrued property and other taxes	5,628	6,359
Accrued salaries and wages	11,902	5,863
Other (2)	20,982	23,073
Total accrued liabilities	$105,563	$97,912
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2024 and March 31, 2025 consisted of the following (in thousands):

	December 31, 2024
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$34,827	$265,173
Other debt	194	—	194
Total debt	300,194	34,827	265,367
Less amounts due within one year	(40)	—	(40)
Total long-term debt	$300,154	$34,827	$265,327

	March 31, 2025
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$305,000	$33,564	$271,436
Other debt	189	—	189
Total debt	305,189	33,564	271,625
Less amounts due within one year	(47)	—	(47)
Total long-term debt	$305,142	$33,564	$271,578

Stonepeak Credit Agreement

On December 12, 2023 (the “Stonepeak Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with Clean Energy, a wholly-owned direct subsidiary of the Company, as borrower (the “Borrower”), the Company, as parent guarantor, a syndicate of lenders, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”) and Alter Domus Products Corp., as administrative agent and collateral agent. Pursuant to the Stonepeak Credit Agreement, the lenders funded a $300,000,000 senior secured term loan (the “Senior Term Loan”) and provided a delayed draw term loan commitment of $100,000,000 (together, with the Senior Term Loan, the “Loan Facility”). Payments related to the Loan Facility are interest only with a balloon principal payment due on the maturity date, which is December 12, 2029. The Loan Facility bears interest at 9.50% per annum, and, during the first two years beginning from the Stonepeak Closing Date, the Borrower may elect to pay up to 75% of the interest in kind. The delayed draw term loan commitment has a scheduled expiration date of December 12, 2025, and outstanding undrawn principal of the commitment is subject to a commitment fee of 1.00% per annum. The Borrower has the option to early terminate the delayed draw term loan commitment subject to the payment of certain early termination fees. Proceeds from the Loan Facility were or will be used to repay certain existing indebtedness of the Borrower, to finance permitted investments from time to time, to pay transaction costs related to the Stonepeak Credit Agreement, and for other general corporate purposes. In connection with the Loan Facility, the Borrower is obligated to pay other customary facility fees for credit facilities of a similar size and type.

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

Concurrent with the execution of the Stonepeak Credit Agreement, the Company issued warrants to Stonepeak CLNE-W Holdings LP (“Stonepeak”), an affiliate of Stonepeak Partner pursuant to a Warrant Agreement, dated December 12, 2023, allowing Stonepeak to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $5.50 and an additional 10,000,000 shares of the Company’s common stock at an exercise price of $6.50 (see Note 15). In connection with the funding of the Senior Term Loan pursuant to the Stonepeak Credit Agreement, the Company recognized $39.3 million in debt discount and issuance costs, which consisted of $31.8 million of debt discount attributed to the Stonepeak Warrant, $6.1 million of original issue discount and direct lender fees, and $1.4 million of debt issuance costs.

In accordance with the terms of the Stonepeak Credit Agreement, the Company has elected to pay a portion of its interest in kind (“PIK”) up to a total of $15 million, in increments of $5 million on each quarter-end of March 31, 2025, June 30, 2025 and September 30, 2025. Accordingly, the Company’s outstanding principal balance increased from $300 million to $305 million as of March 31, 2025.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2025 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2024	2025
Net loss attributable to Clean Energy Fuels Corp.	$(18,443)	$(134,967)

Weighted-average common shares outstanding	223,210,309	223,673,947
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—
Weighted-average common shares outstanding - diluted	223,210,309	223,673,947
Basic and diluted loss per share	$(0.08)	$(0.60)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2024	2025
Stock options	20,519,161	19,561,859
Stonepeak warrant shares	20,000,000	20,030,806
Restricted stock units	1,887,997	4,438,805
Amazon warrant shares	58,767,714	58,767,714
Total	101,174,872	102,799,184

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2024 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2024	2025
Stock-based compensation expense, net of $0 tax in 2024 and 2025	$2,629	$1,777

As of March 31, 2025, there was $14.3 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 2.0 years. As of March 31, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $4.0 million. As of March 31, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding performance stock units were $1.2 million.

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

The following table summarizes the Amazon Warrant activities for the three months ended March 31, 2025:

Warrant
Shares
Outstanding and unvested as of December 31, 2024	29,972,883
Granted	—
Vested	(2,350,816)
Outstanding and unvested as of March 31, 2025	27,622,067

2,350,816 shares of the Amazon Warrant vested in the three months ended March 31, 2025 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $12.9 million and $17.3 million in the three months ended March 31, 2024 and 2025, respectively, relating to customer fuel purchases.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of March 31, 2025, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase

Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of March 31, 2025, the Company has utilized a total of $23.9 million under the Repurchase Program from its inception to repurchase 9,614,835 shares of common stock, and a total of $26.1 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No shares were repurchased during the three-month period ended March 31, 2024. There were 227,495 shares repurchased during the three-month period ended March 31, 2025. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners LP, to remain in compliance with covenants under the Credit Agreement. See Note 12 – Debt for details on the customary representations and warranties, and covenants associated with the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program.  Any additional repurchases would require additional consent from the Company’s creditor.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the three months ended March 31, 2025, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 1,888 shares, consisting of 944 shares at an exercise price of $5.50 per share and 944 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the three months ended March 31, 2025:

Warrant
Shares
Outstanding and unexercised as of December 31, 2024	20,028,918
Granted	1,888
Exercised	—
Outstanding and unexercised as of March 31, 2025	20,030,806

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax benefit of $0.2 million and $2.9 million in the three months ended March 31, 2024 and 2025, respectively. Income tax benefit and/or expense in each period is related to the Company’s U.S. and foreign operations.

The Company’s effective tax rate for the three months ended March 31, 2025 was impacted disproportionately by goodwill impairment of $64.3million, which resulted in a discrete tax benefit of $2.9 million. The Company’s effective tax rate for the three months ended March 31, 2024 was different from the federal statutory rate primarily due to losses for which no tax benefit has been recognized. There was no discrete tax item that impacted the effective tax rate for the period.

The Company increased its unrecognized tax benefits in the three months ended March 31, 2025 by $0.4 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant during the three months ended March 31, 2025. The net interest incurred was immaterial for the three months ended March 31, 2024 and 2025.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Besides the reinstatement of AFTC for the three year period from January 1, 2022 to December 31, 2024, the IRA offers tax incentives targeting energy transaction and renewables:

●	The investment tax credit under Section 48 of the Internal Revenue Code is expanded to include Qualified Biogas Property, which is expected to be available for the RNG dairy projects that the Company has invested in or will invest in. The investment tax credit rate could range from 6% up to a 50% bonus rate depending on meeting certain wage, apprenticeship, domestic content, and energy community requirements.
●	A new tax credit under Section 45Z of the Internal Revenue Code was introduced to apply to low-emissions transportation fuel produced at a qualified facility and sold by the taxpayer after December 31, 2024 through December 31, 2027. The IRA provides a base credit of 20 cents per gallon or $1.00 per gallon multiplied by an applicable emission factor if prevailing wage and apprenticeship requirements are met. The Company expects that its RNG dairy projects will be eligible for this credit at an increased rate of $1/gallon.
●	The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code was reinstated for 2022 and extended an additional 10 years to apply to any property placed in service before January 1, 2033. The base credit amount is 6% with a bonus rate of 30% if wage and registered apprenticeship requirements are met with a maximum credit amount of $100,000 (previously $30,000) per single refueling pump.

The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied and credits will be eligible. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available.  The Company is currently in the process of monetizing the Investment Tax Credits for the four RNG projects that were placed in service in 2024.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. There were no fixed commitments under these contracts as of March 31, 2025.

Rimere Loan Commitment

In November 2022, the Company entered into a note purchase agreement (the “2022 Note Purchase Agreement”) with Rimere. Pursuant to the 2022 Note Purchase Agreement, the Company irrevocably committed to make available up to $5.5 million in delayed draw loans in exchange for convertible promissory notes issued by Rimere. The convertible promissory notes carry an interest rate of 7% per annum, compounded quarterly, and were to mature in May 2024, subject to certain, specified prepayment clauses. Funding from the loan commitment was used to meet Rimere’s working capital requirements, and, by the end of the third quarter of 2023, the Company had fully funded the $5.5 million loan commitment. In January 2024, the 2022 Note Purchase Agreement was amended, extending the maturity date to the end of December 2024. In December 2024, the 2022 Note Purchase Agreement was amended, extending the maturity date to the end of December 2025.

Concurrently, through a separately executed note purchase agreement, dated January 8, 2024 (the “2024 Note Purchase Agreement”), the Company agreed to make available up to $10.0 million in additional delayed draw loans to fund Rimere’s working capital needs. In connection with the $10.0 million loan commitment, the related convertible promissory notes issued by Rimere bear interest at 8% per annum, compounded quarterly, and had a maturity date of December 31, 2024, subject to certain, specified prepayment and event of default clauses set forth in the 2024 Note Purchase Agreement. As of March 31, 2025, $7.5 million has been funded by the Company pursuant to the 2024 Note Purchase Agreement. In December 2024, the 2024 Note Purchase Agreement was amended, extending the maturity date to the end of December 2025.

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

During each of the three months ended March 31, 2024 and 2025, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2025 (in thousands):

Fiscal Year:
Remainder of 2025	$948
2026	1,287
2027	1,408
2028	692
2029	522
Thereafter	181
Total minimum lease payments	5,038
Less amount representing interest	(918)
Present value of lease receivables	$4,120

Note 19—Related Party Transactions

TotalEnergies S.E.

In the three months ended March 31, 2024 and 2025, no revenue from TotalEnergies was recognized relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2024 and March 31, 2025.

In the three months ended March 31, 2024 and 2025, the Company paid TotalEnergies $1.7 million and $0.2 million, respectively, for expenses incurred in the ordinary course of business and for settlements on commodity swap contracts (Note 6).  Outstanding payables due to TotalEnergies were immaterial as of December 31, 2024 and March 31, 2025.

SAFE S.p.A..

No cash was received from SAFE S.p.A. in the three months ended March 31, 2024. Cash receipts from SAFE S.p.A.. were immaterial in the three months ended March 31, 2025. Outstanding receivables due from SAFE S.p.A. were immaterial as of December 31, 2024 and March 31, 2025.

In the three months ended March 31, 2024 and 2025, the Company paid SAFE S.p.A. $2.5 million and $0.4 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2024 and March 31, 2025, the Company had payables due to SAFE S.p.A. of $0.3 million and $0.8 million, respectively.

TotalEnergies Joint Venture and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three months ended March 31, 2024 and 2025, the Company recognized total management and O&M fee revenue of $0.9 million and $0.8 million, respectively. As of December 31, 2024 and March 31, 2025, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $0.4 million and $0.5 million, respectively.

In the three months ended March 31, 2024, the Company paid $0.1 million on behalf of the joint ventures for expenses incurred in the ordinary course of business. No cash payment was made on behalf of the joint ventures for expenses incurred in the ordinary course of business in the three months ended March 31, 2025. As of December 31, 2024 and March 31, 2025, outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.4 million and $0.7 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

In the three months ended March 31, 2024 and 2025, the Company received $1.2 million and $0.6 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three months ended March 31, 2024 and 2025, the Company paid $1.1 million and $1.0 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. As of December 31, 2024 and March 31, 2025, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million and $0.5 million, respectively, relating to sharing of environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV.

Rimere

In the three months ended March 31, 2024 and 2025, the Company provided $3.5 million and $1.5 million, respectively, to Rimere in connection with its loan commitments (see Note 17). As of December 31, 2024 and March 31, 2025, the carrying amount of the Company’s convertible promissory notes measured at fair value was $0.3 million and $0.5 million, respectively, and is included in “Notes receivable - related party” as of December 31, 2024 and March 31, 2025 in the accompanying condensed consolidated balance sheets.

In the three months ended March 31, 2024 and 2025, the Company recognized management fee revenue from Rimere of $0.2 million and $0.2 million, respectively. As of December 31, 2024 and March 31, 2025, the Company had management fee receivables due from Rimere of $0.1 million and $0.1 million, respectively.

Excluding management fee revenue, no other revenue from Rimere was recognized in the three months ended March 31, 2024 and 2025. There were no outstanding receivables, excluding management fee receivables, due from Rimere as of December 31, 2024 and March 31, 2025.

Note 20 —Reportable Segments and Geographic Information

The Company operates as one reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.

The CODM uses profitability metrics, including net income/(loss) to evaluate financial performance, as well as cost of sales and selling, general and administrative expenses (excluding stock compensation) in the achievement of the Company’s strategy, and to make key operating decisions such as the determination of the markets in which the Company seeks to make capital investments and the allocation of budget between cost of sales, and  selling, general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2024 and 2025. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Company’s Condensed Consolidated Statements of Operations.

		Three Months Ended
		March 31,
		2024	2025
Revenue:
Total revenue	(1)	$103,709	$103,764
Cost of Sales (excluding depreciation):	(2)
Commodity product cost of sales		36,147	39,181
Other product cost of sales		30,278	28,665
Product cost of sales		66,425	67,846
Service cost of sales		9,176	8,157

Operating expenses:
Selling, general and administrative, excluding stock compensation		23,608	25,687
Stock compensation		2,629	1,777
Selling, general and administrative		26,237	27,464
Depreciation and amortization		11,182	62,267
Impairment of goodwill		—	64,328
Interest	(3)	(4,183)	(4,629)
Other income, net		98	8
Loss from equity method investments		(5,398)	(7,044)
Loss before income taxes		(18,794)	(137,963)
Income tax benefit		178	2,932
Net loss		(18,616)	(135,031)
Loss attribute to noncontrolling interest		173	64
Net loss attribute to Clean Energy Corp.		$(18,443)	$(134,967)

(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in footnote 2 - Revenue from Contracts with Customers, Disaggregation of Revenue. The Company had one major customer that accounted for 10% of 2024 consolidated revenue. Refer to Note 21 for details.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the Product Cost of Sales financial statement caption on the Condensed Consolidated Statements of Operations. Total Product Cost of Sales and Service Cost of Sales reconcile to the amounts under the corresponding caption in the Condensed Consolidated Statements of Operations.

(3)	Interest, net is computed as the net of interest income and interest expense. Refer to the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2024	2025
Interest expense	$(7,762)	$(7,528)
Interest income	3,579	2,899
	(4,183)	(4,629)

The Company's revenue and long-lived tangible assets, including the Company's operating lease assets recognized on the consolidated balance sheets were located as follows:

	Three Months Ended
	March 31,
	2024	2025
Revenue:
United States	$102,713	$102,672
Canada	996	1,092
Total revenue	$103,709	$103,764

	Year Ended	Three Months Ended
	December 31,	March 31,
	2024	2025
Long-lived assets:
United States	$691,398	$572,516
Canada	9,882	11,496
Total long-lived assets	$701,280	$584,012

Note 21—Revenue Concentration

During the three months period ended March 31, 2025, one customer accounted for 10% or more of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s total revenue for the three months period ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2025, as well as the audited consolidated financial statements and notes included therein (collectively, our “2024 Form 10-K”).

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of March 31, 2025, we deliver RNG to the transportation market through 579 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 26 fueling stations in Canada as of March 31, 2025.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of March 31, 2025, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

Longer term, we may expand availability of hydrogen fuel for vehicle fleets. As operators deploy more hydrogen powered vehicles, we can modify our fueling stations to reform our RNG and deliver clean hydrogen to customers. We also believe our RNG can be used to generate clean electricity to power electric vehicles, and we have the capability to add electric vehicle charging at our station sites, although the cost of adding electric vehicle charging capacity may be significant.

Impact of Tariffs, Inflation, Labor Shortage, Material Availability and Interest Rate

We continue to monitor changes in the U.S. Government’s trade policy, including the recently announced tariffs. Trade restrictions and increases in tariffs did not have a significant effect on our business, financial condition, and results of operations during the first quarter of 2025. The Company does not directly import products from regions subject to significant tariff increases, however we do not know whether, or the extent to which tariffs may impact our customers, which include fleet owners and operators across all heavy-duty trucking sectors. In addition, tariffs may increase the risk of elevated inflation, which may increase our input costs. The nature of such trade restrictions and tariffs remains unclear.

In recent periods, we have experienced increases in commodity and supply chain costs due to inflationary pressures. Additionally, disruptions in labor supply and in supply chains, have led to shortages of certain materials and equipment and higher labor costs that have continued to linger to some extent. The future duration and extent of these pressures and effects are difficult to predict. Although we have partially offset these increased costs through price increases for our products and services, our efforts to manage the current inflationary pressure and to recover inflation-based cost increases from our customers may be hampered by the structure of our contracts as well as the competitive and economic conditions of the markets in which we serve. For more information, see “Risk Factors” in Part II, Item 1A of this report.

As of March 31, 2025, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2024	2025
Product revenue(1):
Volume-related(2)
Fuel sales(3) (5)	$68.2	$76.3
Change in fair value of derivative instruments(4)	1.6	(0.6)
RIN Credits	8.8	5.2
LCFS Credits	(0.2)	3.8
AFTC(6)	5.4	—
Total volume-related product revenue	83.8	84.7
Station construction sales	5.6	5.6
Total product revenue	89.4	90.3
Service revenue(7):
Volume-related, O&M services	13.7	12.8
Other services	0.6	0.7
Total service revenue	14.3	13.5
Total revenue	$103.7	$103.8
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6.
(3)	Includes $12.9 million and $17.3 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three months ended March 31, 2024 and 2025, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program.
(5)	Includes net settlement of the Company’s commodity swap derivative instruments. For the three months ended March 31, 2024, net settlement payments recognized in fuel revenue were $1.5 million.
(6)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.
(7)	Our service revenue primarily represents sales from performance of O&M services. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2022, 2023 and 2024 and for the three months ended March 31, 2024 and 2025. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended			Three Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			March 31,
correlating to total volume-related product revenue	2022	2023	2024	2024	2025
RNG	198.2	225.7	236.7	58.0	50.6
Conventional natural gas	69.6	62.5	60.8	17.0	16.1
Total fuel volume	267.8	288.2	297.5	75.0	66.7

	Year Ended			Three Months Ended
O&M services volume, GGEs(1) serviced (in millions),	December 31,			March 31,
correlating to volume-related O&M services revenue	2022	2023	2024	2024	2025
O&M services volume	240.4	256.9	263.2	65.4	61.6

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2022	2023	2024	2024	2025
Station construction cost of sales	$19.4	$24.4	$24.4	$5.5	$4.7
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(58.7)	$(99.5)	$(83.1)	$(18.4)	$(135.0)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $21.8 million, $20.9 million and $23.8 million of AFTC revenue for the years ended December 31, 2022, 2023 and 2024, respectively, $5.4 million for the three months ended March 31, 2024, and none for the three months ended March 31, 2025, as AFTC expired on December 31, 2024.
(3)	Includes $24.3 million, $60.6 million and $60.8 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2022, 2023 and 2024, respectively, and $12.9 million and $17.3 million for the three months ended March 31, 2024 and 2025, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $0.5 million, $(0.2) million and $(0.1) million for the years ended December 31, 2022, 2023 and 2024, respectively, and $1.6 million and $(0.6) million for the three months ended March 31, 2024 and 2025, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.

2025 Key Developments

Fueling Station Equipment Removal. In January 2025, we received notice from Pilot Travel Centers, LLC (“Pilot”) of non-renewal of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010 (“the Pilot Agreement”), which expires August 1, 2025 in accordance with the agreement. In March 2025, we made the decision to allow the Pilot Agreement to expire, and to remove the station equipment and site improvements from each of the sites. In connection with the removal of station equipment and site improvements, the Company recognized $50.7 million associated with the accelerated depreciation expense.

South Fork Dairy Farm Project.  In July 2024, the Company broke ground on construction of the RNG production facility at South Fork Farm Dairy. The construction of the digesters and processing plant is expected to be completed in 2025 at a cost of approximately $85 million, which will be home to a 16,000-cow herd with an anticipated 2.6 million GGEs of RNG to be produced annually.

East Valley Dairy Farm Bankruptcy. In April 2024, the dairy farm partner to an ADG RNG production project located in East Valley, Idaho that is currently under construction by the 50-50 joint venture between us and BP Products North America Inc. (the “bpJV”) filed for Chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Idaho (the “Bankruptcy Court”). The bpJV is party to contracts with the dairy farm partner and certain of its affiliates (“the Debtors”) to lease land and to receive manure feedstock for the ADG RNG production facility currently in construction. The Company is gathering facts, closely monitoring the bankruptcy proceedings, and assessing possible future developments and alternatives. The Debtors subsequently filed multiple amended plans of reorganization, the most recent of which was filed on March 25, 2025 (the “Debtor Plan”) that, among other things, contemplates providing the Debtors until November 2027 to close on additional financing. The Debtor Plan includes a determination by the Debtors to “assume” (accept) the agreements between Debtor entities and bpJV entities, but the Debtor Plan is not guaranteed to be confirmed.  During the bankruptcy proceeding, the dairy continues to operate. As of March 31, 2025, the bpJV has invested approximately $220 million to fund construction of the ADG RNG production project and other project-related costs. Remaining costs to complete the project are estimated to be approximately $54 million. Upon completion, the project is expected to produce approximately 3.5 million gallons of RNG annually.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A, contained in this report and our 2024 Form 10-K. Except as set forth below, and in “Impact of Tariffs, Inflation, Labor Shortage, Material Availability and Interest Rate” above, there have been no material changes to such trends as described in the MD&A contained in our 2024 Form 10-K.

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Slower growth may occur due to unfavorable macroeconomic events such as inflationary pressures, increased tariffs, lingering or reoccurring pandemic effects, supply chain challenges, government regulations related to other alternative fuels or products, regulatory uncertainty or other events.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have fluctuated significantly during 2022, 2023 and 2024 and will likely continue to be volatile. During the first quarter of 2025 RIN prices have been about 30% lower than the prices seen in 2024 and could continue to remain low throughout 2025.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12, have financial and non-financial covenants with which we must comply. As of March 31, 2025, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2024 Form 10-K. During the three months ended March 31, 2025, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2024 Form 10-K. Except for certain updates relating to our goodwill impairment assessment, which are described below, there have been no other material changes to our critical accounting policies as described in the MD&A contained in our 2024 Form 10-K.

Impairment of Goodwill and Long-Lived Assets

Goodwill represents the excess of costs incurred over the fair value of the net assets of acquired businesses. We assess goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Judgment is required when applying the goodwill impairment test, including, among other considerations, the identification of reporting unit(s), the assessment of qualitative factors, and the estimation of fair value of a reporting unit in the quantitative approach. We have determined that the Company has one single reporting unit for the purpose of the goodwill impairment test. The goodwill impairment test is performed annually on October 1st, or more frequently if facts or circumstances change that would indicate that the carrying amount of the Company may be impaired.

During the first quarter of 2025, we determined that the Company had a sustained decline in its share price. This circumstance warranted an interim impairment test as we determined that it was more likely than not that a Goodwill impairment loss had been incurred.

A quantitative goodwill impairment analysis was performed as of March 31, 2025. The quantitative goodwill impairment test estimated the fair value of the Company’s single reporting unit based on its market value of invested capital plus a market participant acquisition premium derived from recent merger and acquisition transactions in comparable industry and market sectors as those in which the Company operates. The carrying value exceeded fair value, by an amount greater than the carrying value of goodwill.

Accordingly, a goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million, which comprises the total amount of goodwill of the Company before giving effect to the impairment and was recognized as “Impairment of goodwill” on the consolidated statement of operations for the quarter ended March 31, 2025.

As a result of this impairment loss, the Company has no goodwill remaining as of March 31, 2025.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31,
	2024	2025
Statements of Operations Data:
Revenue:
Product revenue	86.2%	87.0%
Service revenue	13.8	13.0
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	64.0	65.4
Service cost of sales	8.8	7.9
Selling, general and administrative	25.3	26.5
Depreciation and amortization	10.8	60.0
Impairment of Investments in Equity Securities	—	—
Total operating expenses	108.9	159.8
Operating loss	(8.9)	(59.8)
Interest expense	(7.5)	(7.3)
Interest income	3.5	2.8
Other income, net	0.1	—
Loss from equity method investments	(5.2)	(6.8)
Loss before income taxes	(18.0)	(71.1)
Income tax benefit	0.2	2.8
Net loss	(17.8)	(68.3)
Loss attributable to noncontrolling interest	0.2	0.1
Net loss attributable to Clean Energy Fuels Corp.	(17.6)%	(68.2)%

Product revenue. Product revenue for the three months ended March 31, 2025 increased by $0.9 million to $90.3 million, representing 87.0% of total revenue, compared to $89.4 million, representing 86.2% of total revenue, for the three months ended March 31, 2024. The increase was primarily due to (1) higher pricing partially due to higher underlying natural gas commodity costs in the first quarter of 2025 as compared to the first quarter of 2024 and increased volumes of vehicle fueling at our stations, partially offset by an increase of $4.4 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon warrant, resulting in an $8.1 million net increase in fuel sales from the prior year period and (2) an increase in LCFS revenue of $4.0 million primarily due to the timing of a sale of certain LCFS credits for the three months ended March 31, 2024 being transacted in April 2024. The increase in product revenue between periods was partially offset by (1) a decrease in RIN revenue of $3.6 million principally attributable to lower RIN credit prices, lower volume, and lower share of RIN values in the first quarter of 2025 when compared to that in the same period of 2024, (2) a decrease in AFTC revenue of $5.4 million in part due to the expiration of the program in December 2024, and (3) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized loss of $0.6 million in the first quarter of 2025 compared to an unrealized gain of $1.6 million in same period of 2024.

Service revenue. Service revenue for the three months ended March 31, 2025 decreased $0.8 million to $13.5 million, representing 13.0% of total revenue, compared to $14.3 million, representing 13.8% of total revenue, for the three months ended March 31, 2024. The decrease was primarily due to less work performed at private stations.

Product cost of sales. Product cost of sales for the three months ended March 31, 2025 increased by $1.4 million to $67.8 million, representing 65.4% of total revenue, from $66.4 million, representing 64.0% of total revenue, in the three months ended March 31, 2024. The increase was primarily due to higher underlying natural gas commodity costs, with a $0.8 million decrease in station construction costs.

Service cost of sales. Service cost of sales for the three months ended March 31, 2025 decreased by $1.0 million to $8.2 million, representing 7.9% of total revenue, compared with $9.2 million or 8.8% of total revenue in the three months ended March 31, 2024. The decrease was primarily due to the less work performed at private stations.

Selling, general and administrative. Selling, general and administrative expenses increased by $1.3 million to $27.5 million in the three months ended March 31, 2025, from $26.2 million in the three months ended March 31, 2024. The increase was primarily driven by a $2.2 million increase in general business, selling and administrative expenses, partially offset by a $0.9 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior period.

Depreciation and amortization. Depreciation and amortization increased by $51.1 million to $62.3 million in the three months ended March 31, 2025, from $11.2 million in the three months ended March 31, 2024. The increase was primarily due to the accelerated depreciation expense relating to the change in depreciable life of the Pilot station assets.

Impairment of goodwill. Impairment of goodwill increased by $64.3 million to $64.3 million in the three months ended March 31, 2025, from $0.0 million in the three months ended March 31, 2024, which is the goodwill impairment loss for the Company’s single reporting unit, which was recognized in the amount of $64.3 million and comprises the total amount of goodwill of the Company.

Interest expense. Interest expense decreased by $0.3 million to $7.5 million in the three months ended March 31, 2025, from $7.8 million in the three months ended March 31, 2024, primarily due to lower amortization of debt discount and issuance costs.

Interest income. Interest income decreased by $0.7 million to $2.9 million in the three months ended March 31, 2025, from $3.6 million in the three months ended March 31, 2024, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balance of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $1.3 million to $6.7 million in the three months ended March 31, 2025, from $5.4 million in the three months ended March 31, 2024, due to the operating results of SAFE S.p.A., Rimere, and our joint ventures with TotalEnergies and bp.

Income tax (expense) benefit. Income tax benefit was $0.2 million and $2.9 million for the three months ended March 31, 2024 and 2025, respectively. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended March 31, 2024 and 2025, we recorded a gain of $0.2 million and $0.1 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2024 and 2025 periods.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the principal and interest we are obligated to pay on our indebtedness; the amount and timing of any capital calls related to our existing joint ventures, or any other joint venture we may enter into in the future; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including our operating results and the factors that affect these results, including the amount and timing of our vehicle fuel sales, station construction sales, sales of RINs and LCFS Credits and recognition of government credits, grants and incentives, if any; fluctuations in commodity, station construction and labor costs; supply chain issues and unfavorable macroeconomic events, including inflationary pressures; environmental credit prices; variations in the fair value of certain of our derivative instruments that are recorded in revenue; and the amount and timing of our billing, collections and liability payments.

Cash Flows

Operating Activities. Cash provided by operating activities was $23.4 million in the three months ended March 31, 2025, compared to cash provided by operating activities of $2.6 million in the comparable 2024 period. The increase in cash provided by operating activities was primarily attributable to higher contributions relating to the procurement and sales of natural gas in the three months ended March 31, 2025 when compared to the same period in 2024. Additionally, changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash contributed to the increase in cash provided by operating activities in the three months ended March 31, 2025 when compared to the same period in 2024.

Investing Activities. Cash provided by investing activities was $7.4 million in the three months ended March 31, 2025, compared to cash used in investing activities of $19.9 million in the comparable 2024 period. The increase in cash provided by investing activities was primarily attributable to a $20.3 million increase in net maturities of short-term investments in the three months ended March 31, 2025 when compared to the same period in 2024, a 2.0 million decrease in disbursements in loan receivable, and a $5.5 million net decrease in capital expenditures on property and equipment and on RNG production projects.

Financing Activities. Cash used in financing activities was $1.9 million in the three months ended March 31, 2025, compared to cash provided by financing activities of $1.8 million in the comparable 2024 period. The increase in cash used in financing activities was primarily attributable to lower cash receipts of incentive payments relating to our Adopt-a-Port program, higher cash payments on repurchases of our common stock and higher repayment of proceeds for our Adopt-a-Port program, partially offset by lower cash payments of debt issuance fees relating to our debt instruments.

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

Our business plan calls for approximately $30.0 million in capital expenditures in 2025. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2025, we anticipate deploying up to approximately $100.0 million to develop ADG RNG production facilities. As of March 31, 2025, we have invested $332.9 million in the development of ADG RNG production facilities, which includes $271.9 million contributed to our joint ventures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $307.7 million in principal amount as of March 31, 2025, of which approximately $0.7 million, $0.9 million, $0.8 million, $0.3 million, $305.0 million and $0.0 million are expected to become due in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

In accordance with the terms of the Stonepeak Credit Agreement, the Company has elected to pay a portion of its interest in kind (“PIK”) up to a total of $15 million, in increments of $5 million on each quarter-end of March 31, 2025, June 30, 2025 and September 30, 2025. Accordingly, the Company’s outstanding principal balance increased from $300 million to $305 million as of March 31, 2025. Based on our outstanding indebtedness, applicable interest rate and our election to PIK a portion of the interest, we expect our total cash interest payment obligations relating to our indebtedness to be approximately $14.9 million in 2025, $2.2 million of which had been paid when due as of March 31, 2025. We plan to and believe we are able to make all expected interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $143.3 million as of March 31, 2025, of which approximately $12.3 million, $16.5 million, $16.6 million, $15.8 million, $15.0 million and $67.1 million are expected to become due in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

We intend to make payments under our various debt instruments when due and pursue opportunities for earlier repayment and/or refinancing if and when these opportunities arise. Although we believe we have sufficient liquidity and capital resources to repay our debt coming due in the next 12 months, we may elect to suspend, or limit repurchases under our share repurchase program or pursue alternatives, such as refinancing, or debt or equity offerings, to increase our cash management flexibility.

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2025, excluding the current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $226.6 million, compared to $217.5 million as of December 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $95.5 million;
●	A loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

We entered into a note purchase agreement, dated January 8, 2024, with Rimere LLC (“Rimere”), an equity method investee, pursuant to which we committed to make available up to $10.0 million in delayed draw loans to support Rimere’s working capital requirements (see Note 17).

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. There were no fixed commitments under these contracts as of March 31, 2025.

In addition, as of March 31, 2025, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $124.0 million of our total cost of sales in 2024 and $39.2 million of our total cost of sales for the three months ended March 31, 2025.

In addition, we are exposed to market price risk relating to the diesel-to-natural gas price spread associated with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators who participate in the Company’s truck financing program.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2025, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2025, we would expect a corresponding fluctuation in the value of the net assets to be approximately $0.1 million.

Interest Rate Risk

As of March 31, 2025, we had no debt that bears a variable rate of interest. Certain London Inter-bank Offered Rate (“LIBOR”) tenors were discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt or fees on our fixed rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others: lack of demand for trucks that use our vehicle fuels; adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for diesel-powered vehicles, changes to emissions requirements applicable to vehicles and fleets powered by diesel, RNG, natural gas, or other vehicle fuels and/or growing support for renewable diesel, electric and hydrogen-powered vehicles; and limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects; perceptions about the benefits of our vehicle fuels relative to diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety; increases, decreases or volatility in the supply, demand, use and prices of crude oil, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol; inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders; vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels; the development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets; increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels; the impact of federal or state laws, orders or regulations mandating new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines, including the ACT, the September 2020 Executive Order, the ACF regulation, and the January 2025 Executive Order (each as defined below); the availability and effect of environmental, tax or other government regulations, programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In addition, as our customers and partners react to economic conditions, such as tariffs and market volatility, and the potential for a global recession, they may reduce spending and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending, delays in purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and negatively affect our operating results and financial condition.

We are dependent on the production of vehicles and engines in our key customer and geographic markets by manufacturers, over which we have no control.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. A small number of manufacturers, chiefly Cummins, produce engines that use our vehicle fuels. The number of manufacturers making vehicles that use our fuels is limited as well. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the cost of development and production as a result of increased tariffs in the U.S. or retaliatory tariffs against the U.S., or adoption or modification of government policies or programs such as the ACT, the September 2020 Executive Order, the ACF, and the January 2025 Executive Order (as defined below). The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that earlier models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels. If manufacturers of vehicles and engines that use our fuels develop unsatisfactory vehicles or engines, then our business, financial condition, and results of operations may be adversely affected.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations (see “Our Principal Products, Services and Other Business Activities—Sales of Environmental Credits” in Part I, Item 1 of our Annual Report on Form 10-K filed with the SEC on February 24, 2025 (the “Annual Report”) for more information on the fluctuations in 2024). Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the AFTC, which expired on December 31, 2024 and has not been renewed, or the Section 45Z Production Tax Credit would also adversely impact our revenue. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

In addition, other factors related to the development and operation of renewable energy projects could adversely affect our business, including: changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to vehicles or increase the costs of processing RNG to allow for such deliveries; construction risks, including the risk of delay, that may arise because of inclement weather, natural disasters, accidents, labor disruptions, disputes, or increases in costs for or shortages of equipment and construction materials; operating risks; weather conditions; financial condition of the applicable source owner, including obstacles to their ability to adequately fund their operations or pay vendors and creditors; health of the applicable dairy herd; consolidation in the dairy industry; budget overruns; possible liabilities because of unforeseen environmental, construction, technological or other complications; failures or delays in obtaining desired or necessary rights, including leases and feedstock agreements; diseases and health crises; and failures or delays in obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations. Any of these factors could prevent completion or operation of projects, or otherwise adversely affect our business, financial condition, and results of operations.

Acquisition, financing, construction, and development of projects by us or our partners that own projects and divestitures, investments or other strategic relationships, may not commence on anticipated timelines or at all, may not meet expectations, and may otherwise harm our business.

Our strategy is to continue to expand, including through the acquisition of additional projects and by signing additional supply agreements with third-party project owners. From time to time, we and our partners enter into nonbinding letters of intent for projects. Until the negotiations are final, however, and the parties have executed definitive documentation, we or our partners may not be able to consummate any development or acquisition transactions, or any other similar arrangements, on the terms set forth in the applicable letter of intent or at all. The acquisition, financing, construction and development of projects involves numerous risks, including: the ability to obtain financing for a project on acceptable terms or at all; difficulties in identifying, obtaining, and permitting suitable sites for new projects; failure to obtain all necessary rights to land access and use; inaccuracy of assumptions with respect to the cost and schedule for completing construction; inaccuracy of assumptions with respect to the biogas potential, including quality, volume, and asset life; delays in deliveries or increases in the price of equipment or materials; permitting and other regulatory issues, license revocation and changes in legal requirements; increases in the cost of labor, labor disputes and work stoppages; potential business, financial stress or bankruptcy of partners or applicable source owners; failure to receive quality and timely performance of third-party or utility services; unforeseen engineering and environmental problems; cost overruns, including as a result of increased and/or new tariffs on equipment supply and raw materials; accidents involving personal injury or the loss of life; weather conditions, catastrophic events, including fires, explosions, earthquakes, droughts and acts of terrorism; and other force majeure events.

Additionally, we may acquire or invest in other companies or businesses or pursue other strategic transactions or relationships, such as joint ventures, collaborations, divestitures, or other similar arrangements. These strategic transactions and relationships and any others we may pursue in the future involve numerous risks, any of which could harm our business, performance and liquidity, including, among others, the following: difficulties integrating the operations, personnel, contracts, service providers and technologies of an acquired company or partner; diversion of financial and management resources from existing operations or other opportunities; failure to realize the anticipated synergies or other benefits of a transaction or relationship; risks of entering new customer or geographic markets in which we may have limited or no experience; potential loss of our or an acquired company’s or partner’s key employees, customers, vendors or assets in the event of an acquisition or investment; and incurrence of substantial costs or debt or equity dilution to fund an acquisition, investment or other transaction or relationship, as well as possible write-offs or impairment charges relating to any businesses we partner with, invest in or acquire. Further, our partners, including TotalEnergies, bp and Chevron, may reallocate their resources from RNG to other renewable or low carbon vehicle fuels. Any such action would have a material adverse effect on our plans, results of operations and financial condition.

To secure ADG RNG from new projects we develop, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenue.

The development, design and construction process for ADG RNG projects generally lasts between 12 to 24 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as whether the necessary permits to develop a project on that site are available. After entering into a project letter of intent, we perform a more detailed review of the site’s facilities, including a life-cycle assessment, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner and other parties. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, it takes about 15 to 18 months for the project to ramp up to expected production level, receive necessary registrations and approvals from the Environmental Protection Agency (“EPA”) and CARB, and begin generating revenue. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

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

We have incurred pre-tax losses in the past, may incur losses in the future, and may never sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. For instance, we have recorded significant charges in connection with our closure of certain fueling stations, our determination that certain assets were impaired because of the foregoing, and other actions. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. For example, due to a decline in the market price of our common stock, we determined that an indicator of potential goodwill impairment existed as of March 31, 2025 and as such, we performed an interim goodwill impairment test during the quarter ended March 31, 2025 of our single reporting unit and determined that the carrying value of the Company’s single reporting unit exceeded its fair value. A Goodwill Impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million, which comprised the total amount of Goodwill and was recognized as an impairment loss on the consolidated statement of operations for the period ended March 31, 2025.

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

Any potential future plans for hydrogen and electric vehicle stations may require significant cash investments and management resources and may not meet our expectations.

As operators deploy hydrogen powered vehicles, we may plan to modify our fueling stations, build additional hydrogen stations, and deliver clean hydrogen. Further, we have the capability to add electric charging at our sites, and we believe our RNG can be used to generate clean electricity to power vehicles. These plans would require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicle fuels. We have experience constructing hydrogen fueling stations, but such facilities cost significantly more than traditional RNG vehicle fueling stations. In addition, we have not yet added electric charging capability to any of our stations, and the cost of such capability may be significant. We will need to ensure compliance with all applicable regulatory requirements, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. If we are unable to modify our stations to provide hydrogen or add electric charging to our stations, or if we experience delays in doing so, our stations may be unable to meet our customer demand, which may negatively impact our business, prospects, financial condition, and operating results. Additionally, even if we are able to successfully modify our stations to provide hydrogen or electric charging stations, we will be dependent on the manufacturers of hydrogen and electric vehicles to succeed in our target markets, and we will have no influence over their activities. See the risks discussed under “We are dependent on the production of vehicles and engines in our key customer and geographic markets by manufacturers, over which we have no control,” above and elsewhere in these risk factors.

Increases, decreases and general volatility in oil, diesel, renewable diesel, natural gas, RNG and Environmental Credit prices could adversely affect our business.

The prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits have been volatile, and this volatility may continue to increase. Factors that have, and may in the future, cause volatility in the prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits include, among others, changes in supply and availability of crude oil, RNG and other renewable transportation fuels, and natural gas, government regulations, inventory levels, customer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil and diesel or Environmental Credits, we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, geopolitical conditions, tariffs, military conflicts such as the wars in Ukraine and the Middle East, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

The market for vehicle fuels is highly competitive. The biggest competition for our products is diesel because most vehicles in our key markets are powered by diesel. We also compete with suppliers of other alternative vehicle fuels, including renewable diesel, biodiesel, and ethanol, as well as producers and fuelers of alternative vehicles, including hybrid, electric and hydrogen-powered vehicles. Additionally, our stations compete directly with other natural gas fueling stations and indirectly with electric vehicle charging stations and fueling stations for other vehicle fuels. Many businesses are in the market for RNG and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, private equity groups, commodity traders, truck stop and fuel station owners, fuel providers, gas marketers, utilities and their affiliates and other organizations. If the alternative vehicle fuel market grows, the number and type of participants in this market and their level of capital and other commitments to alternative vehicle fuel programs could increase. Many of our competitors have substantially greater customer bases, brand awareness and financial, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies; dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance customer acceptance of their products; or exert more influence on the regulatory landscape that affects the vehicle fuels market. We expect competition to increase in the vehicle fuels market generally. In addition, if the demand for alternative vehicle fuels, including RNG, increases, then we expect competition to also increase. Any such increased competition may reduce our customer base and revenue and may lead to increased pricing pressure, reduced operating margins and fewer expansion opportunities.

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

Increased global cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our information systems and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cybersecurity incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Despite implementing security measures, we have, from time to time, experienced cyberattacks or other cybersecurity incidents that have threatened our data and information systems. It is possible that future cybersecurity incidents could materially and adversely affect our business. We cannot provide assurance that our safety and security measures will prevent our information systems from improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cybersecurity incidents. Any Information Technology security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. A cybersecurity incident could occur and persist for an extended period without detection, and an investigation of any successful cybersecurity incident would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cybersecurity incidents. In addition, our information technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures.

We rely on third party service providers, software as a service providers, and technologies to operate critical business systems and process sensitive information. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place, or they may suffer unexpected downtime due to power loss, computer system or data network failures. If such third parties experience any security incident or other type of interruption, our information systems may become disabled or inaccessible, disrupting our operations.

Additionally, the integration of Internet of Things (“IoT”) and Artificial Intelligence (“AI”) technologies into our business operations expose us to various operational, cybersecurity, and regulatory risks. The reliance on IoT and AI systems for critical business operations necessitates high levels of system reliability and performance. Any malfunction, failure, or suboptimal performance of these systems can disrupt business activities, resulting in downtime, reduced productivity, and financial losses. Inaccurate, incomplete, or corrupted data can lead to flawed decision-making, inefficiencies, and potential financial and operational risks. IoT and AI systems also increase our vulnerability to cybersecurity threats. Further, the use of IoT and AI technologies involves collecting and processing large volumes of personal and proprietary data. Any mishandling or unauthorized access to this data can result in privacy breaches, regulatory penalties, and loss of customer trust. The regulatory landscape for IoT and AI technologies is evolving rapidly. The Company must ensure compliance with existing and emerging regulations related to data protection, privacy, and cybersecurity. Non-compliance could result in significant legal and financial penalties and impact business operations

Any failure to maintain proper function, security and availability of the information systems and the data maintained in those systems we use could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

NG Advantage may not be successful.

NG Advantage provides “virtual pipelines” to transport CNG by truck from compression facilities to pipeline interconnects and to industrial and commercial customer users that do not have direct access to natural gas pipelines. NG Advantage faces unique risks, including among others: it has a history of net losses; NG Advantage may need to raise additional capital, which may not be available, may only be available on onerous terms, or may only be available from the Company; the labor market for truck drivers is very competitive, which increases NG Advantage’s difficulty in meeting its delivery obligations; NG Advantage often transports CNG in trailers over long distances and these trailers may be involved in accidents; and NG Advantage’s CNG trailers may become subject to new or changed regulations that could adversely affect its business. If NG Advantage fails to manage any of these risks, our business, financial condition, liquidity, results of operations, prospects and reputation may be harmed. In addition, we have been a significant source of financing for NG Advantage. If NG Advantage needs to raise additional capital and is not able to obtain financing from external sources, we may need to provide additional debt or equity capital to allow NG Advantage to satisfy its commitments and maintain operations.

Our station construction activities subject us to business and operational risks.

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We have nearly completed stations that are not open for fueling operations. Some of these stations are subject to agreements that will expire prior to us being able to open such stations and, as a result, we will incur substantial additional costs and non-cash asset impairments or other charges to remove equipment located at such stations, which could cause the price of our common stock to decline. For example, our Liquified Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers, LLC (“Pilot”) will expire in August 2025 per its terms. The Company will remove its assets located at 55 Pilot stations. In connection with the decision to remove the station equipment and site improvements, the Company recognized $50.7 million associated with accelerated depreciation expense and incremental ARO charges, which are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the quarter ended March 31, 2025.

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

Additionally, increased and/or new tariffs on equipment supply and raw materials, and shortages of skilled subcontractor labor could significantly delay a project or otherwise increase our costs. For example, the Trump Administration has imposed broad-based tariffs on imports from many countries, including China, Mexico, Canada, Japan, as well as countries of the European Union.  Such tariffs are expected to cause the cost of procuring material and equipment used in the construction and development of our stations to significantly increase. Further, our expected profit from a project is based in part on assumptions about the cost of the project, and cost overruns, delays or other execution issues may, in the case of projects we complete and sell to customers, result in our failure to achieve our expected margins or cover our costs, and in the case of projects we build and own, result in our failure to achieve an acceptable rate of return. If any of these events occur, our business, operating results and liquidity could be negatively affected

We have significant contracts with government entities, which are subject to unique risks.

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

In addition, government contracts are frequently awarded only after competitive bidding processes, which are often protracted. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest the contract awards through various agencies or other administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. As a result, we may not be awarded contracts for which we bid, and substantial delays or cancellation of contracts may follow any successful bids as a result of any protests by other bidders. The occurrence of any of these risks could have a material adverse effect on our results of operations and financial condition.

Our results of operations fluctuate significantly and are difficult to predict.

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, Environmental Credit sales and recognition of government credits, station construction sales, grants and incentives, such as AFTC, which expired on December 31, 2024 and has not been renewed (for example, we recorded all of the AFTC revenue associated with our vehicle fuel sales made in the first and second quarters of 2022 during the third quarter of 2022); fluctuations in commodity, station construction and labor costs, including as a result of increased and/or new tariffs on equipment supply and raw materials; fluctuations in expenditures and resource commitments due to new ADG RNG project developments; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; weather and seasonality; contractual developments such as new contracts or renewals, amendments, modifications or terminations of existing contracts; and the other factors described in these risk factors.

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

Our business may be adversely impacted by a future pandemic or epidemic, such as the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, we experienced increased costs on equipment and construction services, and longer lead times on equipment and materials orders. Any future pandemic, epidemic, or infectious disease outbreak could also adversely affected our business through delaying the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks or delaying increased usage of our vehicle fuels; decreasing the volume of truck and fleet operations, including shuttle buses at airports, refuse trucks, and public transportation generally, and disrupting production of vehicles and engines that use our fuels. Any of the foregoing may result in decreased demand for our vehicle fuels, plant closures, decreased manufacturing capacity, and delays in deliveries, which would negatively impact our business, operations, and financial condition.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of March 31, 2025, we had total consolidated indebtedness of $274.2 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

These programs and regulations, which have the effect of encouraging the use of RNG as a vehicle fuel, have and could in the future expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, producers of alternative vehicles or vehicle fuels, or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote RNG. Many of these parties have substantially greater resources and influence than we have. Further, challenges to agencies’ rules and regulations and their interpretations of such rules and regulations, and changes in federal, state or local political, social or economic conditions, including as a result of a lack of legislative focus on these programs and regulations or prolonged U.S. government shutdown, could result in their modification, delayed adoption or repeal. For example, the Inflation Reduction Act of 2022 (“IRA”) contains credits and tax incentives that have been and may in the future be beneficial to us but an executive order issued by President Trump in January 2025 (the “January 2025 Executive Order”) has paused disbursement of certain funds under the IRA and there can be no assurance that we will be able to continue to benefit from such credits and tax incentives in the future.

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the programs and regulations we rely on, such as Environmental Credits, which could have a material adverse effect on our business, financial condition and results of operations. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over RNG, could reduce the market for RNG as a vehicle fuel and harm our operating results, liquidity, and financial condition.

To benefit from Environmental Credits, RNG projects are required to be registered and are subject to audit.

Our RNG projects are required to be registered with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan, which typically takes from three to five months from first injection of RNG into the commercial pipeline system. We also must certify RNG pathways with CARB, which typically takes from 15 to 18 months from first injection of RNG into the commercial pipeline system. Delays in obtaining registration, RIN qualification, and any LCFS credit qualification of a new project could delay future revenues from a project and could adversely affect our cash flow. Further, we may make large investments in projects prior to receiving the regulatory approval and RIN qualification. By registering RNG projects with the EPA’s voluntary Quality Assurance Plan and by establishing RNG pathways under CARB’s LCFS program, we are subject to third-party audits and on-site visits of projects to validate generated RINs and overall compliance with the federal renewable fuel standard and the LCFS. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

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

In June 2020, CARB adopted the Advanced Clean Trucks (the “ACT”) regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the ACT seeks to have every new commercial vehicle sold in California be zero-emissions. In April 2025, Congress voted to repeal the federal waiver for the ACT. California will face difficulties in implementing the ACT without significant fleet purchase requirements.

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

In April 2023, CARB adopted the Advanced Clean Fleets (the “ACF”) regulation, which requires all public transit truck fleets, including municipal and other governments, be zero emission by 2042. The ACF regulation also sought to end the sale of combustion trucks in California in 2036. The ACF did not receive a federal EPA waiver and CARB chose to withdraw the ACF’s waiver application in January 2025. As it stands now, ACF can only legally mandate state and local government fleets to purchase ZETs which may be insufficient to sustain the manufacturing numbers required by the ACF over time.

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

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (defined below), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owned approximately 19% of our outstanding shares of common stock as of March 31, 2025. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act. Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options and restricted stock units may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option and restricted stock unit agreements or if such shares have been registered under the Securities Act. Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. Our common stock held by TMS, our common stock underlying the Amazon Warrant, and our common stock underlying the Stonepeak Warrant may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each entity. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

The price of our common stock may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others, the following: the factors that may influence the adoption of our vehicle fuels, as discussed elsewhere in these risk factors; our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success; failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community; the market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions; the amount and timing of sales of, and prices for, Environmental Credits; actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, RNG; technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock; changes in political, regulatory, health, economic and market conditions; and a change in the trading volume of our common stock.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On March 12, 2020, our Board of Directors approved a share repurchase program (“the repurchases program”) of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock. On December 7, 2021, our Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, our Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program.

The Repurchase Program does not obligate us to acquire any specific number of shares. Repurchases under the Repurchase Program may be affected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the share repurchase activity during the three months ended March 31, 2025 (in thousands, except share and per share amounts).

				Maximum Number
				(or Approximate
				Dollar Value)
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
January 1, 2025 through January 31, 2025	—	$—	—	$26,502
February 1, 2025 through February 28, 2025	—	—	—	26,502
March 1, 2025 through March 31, 2025	227,495	1.70	227,495	26,116
Total	227,495	$1.70	227,495	$26,116

(a) Exclusive of fees and commissions.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5. —Other Information

None.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.
10.2*

Fourth Amendment to Senior Secured First Lien Term Loan Credit Agreement, dated March 19, 2025, among Clean Energy, Clean Energy Fuels Corp., the Subsidiary Guarantors, Alter Domus Products Corp., and the Lenders thereto.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025;
(ii) Condensed Consolidated Statements of Operations for the Three months ended March 31, 2024 and 2025;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three months ended March 31, 2024 and 2025;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2024 and 2025;
(v) Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2024 and 2025; and
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

CLEAN ENERGY FUELS CORP.

Date: May 8, 2025	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)