Form 10-Q
period 2025-09-30
Clean Energy Fuels Corp.
filed 2025-11-04
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, there were 219,300,999 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	September 30,
	2024	2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$91,562	$182,955
Short-term investments	127,970	51,319
Accounts receivable, net of allowance of $1,965 and $2,067 as of December 31, 2024 and September 30, 2025, respectively	107,683	96,156
Other receivables	14,630	7,880
Inventory	43,434	44,421
Notes receivable - related party	2,372	524
Prepaid expenses and other current assets	26,117	25,825
Total current assets	413,768	409,080
Operating lease right-of-use assets	90,598	87,233
Land, property and equipment, net	365,319	326,495
Notes receivable and other long-term assets, net	38,245	34,291
Investments in other entities	265,268	262,503
Goodwill	64,328	—
Intangible assets, net	6,365	5,500
Total assets	$1,243,891	$1,125,102
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$40	$51
Current portion of finance lease obligations	920	1,134
Current portion of operating lease obligations	8,027	8,711
Accounts payable	33,301	32,622
Accrued liabilities	105,563	99,407
Deferred revenue	6,871	10,423
Total current liabilities	154,722	152,348
Long-term portion of debt	265,327	284,242
Long-term portion of finance lease obligations	1,766	2,015
Long-term portion of operating lease obligations	89,049	85,402
Other long-term liabilities	13,496	10,046
Total liabilities	524,360	534,053
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 223,456,994 shares and 219,293,281 shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively	22	22
Additional paid-in capital	1,730,090	1,779,955
Accumulated deficit	(1,012,542)	(1,191,568)
Accumulated other comprehensive loss	(4,297)	(3,202)
Total Clean Energy Fuels Corp. stockholders’ equity	713,273	585,207
Noncontrolling interest in subsidiary	6,258	5,842
Total stockholders’ equity	719,531	591,049
Total liabilities and stockholders’ equity	$1,243,891	$1,125,102

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Revenue:
Product revenue	$89,900	$90,895	$262,274	$268,297
Service revenue	14,976	15,242	44,265	44,217
Total revenue	104,876	106,137	306,539	312,514
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	63,867	69,229	184,206	202,268
Service cost of sales	9,322	9,592	28,524	26,986
Selling, general and administrative	28,865	26,270	83,444	81,187
Depreciation and amortization	11,350	14,682	33,796	86,911
Impairment of goodwill	—	—	—	64,328
Total operating expenses	113,404	119,773	329,970	461,680
Operating loss	(8,528)	(13,636)	(23,431)	(149,166)
Interest expense	(8,357)	(7,782)	(24,040)	(23,045)
Interest income	3,600	2,876	10,818	8,863
Other income, net	35	2,138	93	2,219
Loss from equity method investments	(5,022)	(7,524)	(16,215)	(21,098)
Loss before income taxes	(18,272)	(23,928)	(52,775)	(182,227)
Income tax (expense) benefit	(50)	(75)	(630)	2,785
Net loss	(18,322)	(24,003)	(53,405)	(179,442)
Loss attributable to noncontrolling interest	147	184	494	416
Net loss attributable to Clean Energy Fuels Corp.	$(18,175)	$(23,819)	$(52,911)	$(179,026)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.08)	$(0.11)	$(0.24)	$(0.81)
Weighted-average common shares outstanding:
Basic and diluted	223,428,900	219,290,040	223,310,150	221,103,270

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2024	2025	2024	2025	2024	2025
Net loss	$(18,175)	$(23,819)	$(147)	$(184)	$(18,322)	$(24,003)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2024 and 2025	772	(633)	—	—	772	(633)
Reclassification of gain on extinguishment of loan receivable classified as available-for-sale securities, to earnings, net of $0 tax (Note 3)	—	(313)	—		—	(313)
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2024 and 2025	255	9	—	—	255	9
Total other comprehensive Income (loss)	1,027	(937)	—	—	1,027	(937)
Comprehensive loss	$(17,148)	$(24,756)	$(147)	$(184)	$(17,295)	$(24,940)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2024	2025	2024	2025	2024	2025
Net loss	$(52,911)	$(179,026)	$(494)	$(416)	$(53,405)	$(179,442)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2024 and 2025	(564)	1,303	—	—	(564)	1,303
Reclassification of gain on extinguishment of loan receivable classified as available-for-sale securities, to earnings, net of $0 tax (Note 3)	—	(313)	—	—	—	(313)
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2024 and 2025	175	105	—	—	175	105
Total other comprehensive income (loss)	(389)	1,095	—	—	(389)	1,095
Comprehensive loss	$(53,300)	$(177,931)	$(494)	$(416)	$(53,794)	$(178,347)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2023	223,026,966	$22	$1,658,339	$(929,472)	$(2,119)	$6,877	$733,647
Issuance of common stock	236,089	—	231	—	—	—	231
Shares withheld related to net share settlement	—	—	(304)	—	—	—	(304)
Stock-based compensation	—	—	2,629	—	—	—	2,629
Stock-based sales incentive charges	—	—	12,897	—	—	—	12,897
Net loss	—	—	—	(18,443)	—	(173)	(18,616)
Other comprehensive income	—	—	—	—	(875)	—	(875)
Balance, March 31, 2024	223,263,055	22	1,673,792	(947,915)	(2,994)	6,704	729,609
Issuance of common stock	69,447	—	—	—	—	—	—
Stock-based compensation	—	—	2,862	—	—	—	2,862
Stock-based sales incentive charges	—	—	14,079	—	—	—	14,079
Issuance of common stock warrants	—	—	29	—	—	—	29
Net loss	—	—	—	(16,293)	—	(174)	(16,467)
Other comprehensive income	—	—	—	—	(541)	—	(541)
Balance, June 30, 2024	223,332,502	22	1,690,762	(964,208)	(3,535)	6,530	729,571
Issuance of common stock	97,898	—	223	—	—	—	223
Stock-based compensation	—	—	2,863	—	—	—	2,863
Stock-based sales incentive charges	—	—	15,766	—	—	—	15,766
Issuance of common stock warrants	—	—	8	—	—	—	8
Net loss	—	—	—	(18,175)	—	(147)	(18,322)
Other comprehensive loss	—	—	—	—	1,027	—	1,027
Balance, September 30, 2024	223,430,400	$22	$1,709,622	$(982,383)	$(2,508)	$6,383	$731,136

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2024	223,456,994	$22	$1,730,090	$(1,012,542)	$(4,297)	$6,258	$719,531
Issuance of common stock	506,632	—	222	—	—	—	222
Repurchase of common stock	(227,495)	—	(391)	—	—	—	(391)
Shares withheld related to net share settlement	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	—	1,777	—	—	—	1,777
Stock-based sales incentive charges	—	—	17,338	—	—	—	17,338
Issuance of common stock warrants	—	—	2	—	—	—	2
Net loss	—	—	—	(134,967)	—	(64)	(135,031)
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Balance, March 31, 2025	223,736,131	22	1,748,540	(1,147,509)	(4,349)	6,194	602,898
Issuance of common stock	137,400	—	—	—	—	—	—
Repurchase of common stock	(4,686,323)	—	(7,547)	—	—	—	(7,547)
Stock-based compensation	—	—	2,403	—	—	—	2,403
Stock-based sales incentive charges	—	—	17,396	—	—	—	17,396
Issuance of common stock warrants	—	—	21	—	—	—	21
Net loss	—	—	—	(20,240)	—	(168)	(20,408)
Other comprehensive loss	—	—	—	—	2,084	—	2,084
Balance, June 30, 2025	219,187,208	22	1,760,813	(1,167,749)	(2,265)	6,026	596,847
Issuance of common stock	106,073	—	173	—	—	—	173
Repurchase of common stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,193	—	—	—	2,193
Stock-based sales incentive charges	—	—	16,776	—	—	—	16,776
Issuance of common stock warrants	—	—	—	—	—	—	—
Net loss	—	—	—	(23,819)	—	(184)	(24,003)
Other comprehensive income	—	—	—	—	(937)	—	(937)
Balance, September 30, 2025	219,293,281	$22	$1,779,955	$(1,191,568)	$(3,202)	$5,842	$591,049

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Nine Months Ended September 30,

	2024	2025
Cash flows from operating activities:
Net loss	$(53,405)	$(179,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,796	86,911
Provision for credit losses and inventory	1,435	3,079
Stock-based compensation expense	8,354	6,373
Stock-based sales incentive charges	42,742	51,510
Change in fair value of derivative instruments	(267)	1,420
Gain on extinguishment of loan receivable and preferred stock equity security	—	(2,058)
Amortization of debt financing costs	3,535	3,977
Amortization of discounts and Section 30C tax credit	(4,878)	(3,421)
Loss on disposal of property and equipment	431	2,710
Impairment of goodwill	—	64,328
Loss from equity method investments	16,215	21,098
Non-cash lease expense	6,936	5,873
Deferred income taxes	561	(2,854)
Accretion of ARO liabilities	280	304
Changes in operating assets and liabilities:
Accounts and other receivables	(927)	17,057
Inventory	(1,183)	(3,707)
Prepaid expenses and other assets	9,640	(52)
Operating lease liabilities	(4,404)	(5,471)
Accounts payable	(23,098)	(1,439)
Deferred revenue	1,043	3,502
Accrued liabilities and other	5,908	2,719
Net cash provided by operating activities	42,714	72,417
Cash flows from investing activities:
Purchases of short-term investments	(660,582)	(687,567)
Maturities and sales of short-term investments	697,020	767,538
Payment and deposits on equipment and manure rights for ADG RNG production projects	(7,687)	(26,411)
Purchases of and deposits on property and equipment	(53,464)	(19,067)
Grant proceeds for capital projects	952	—
Proceeds received for joint development and construction of station projects	2,840	3,026
Disbursements for loans receivable	(7,398)	(3,100)
Proceeds from paydowns, maturities, and sales of loans receivable	290	3,523
Investments in other entities	(3,251)	(13,008)
Proceeds from settlement of insurance claims	314	—
Proceeds from disposal of property and equipment	413	5,097
Net cash (used in) provided by investing activities	(30,553)	30,031
Cash flows from financing activities:
Issuance of common stock	43	56
Repurchase of common stock	—	(7,938)
Payment of tax withholdings on net settlement of equity awards	(304)	(499)
Fees paid for lender and debt issuance costs	(927)	—
Proceeds for Adopt-A-Port program	3,390	465
Repayment of proceeds for Adopt-A-Port program	(1,361)	(2,181)
Repayments of debt instruments and finance lease obligations	(934)	(871)
Net cash (used in) financing activities	(93)	(10,968)
Effect of exchange rates on cash, cash equivalents and restricted cash	(28)	(87)
Net increase in cash, cash equivalents and restricted cash	12,040	91,393
Cash, cash equivalents and restricted cash, beginning of period	106,963	91,562
Cash, cash equivalents and restricted cash, end of period	$119,003	$182,955
Supplemental disclosure of cash flow information:
Income taxes paid	$65	$38
Interest paid, net of $1,229 and $3,247 capitalized, respectively	$20,504	$4,065
Supplemental disclosure of non-cash financing activity:
Interest paid-in-kind	$—	$(15,000)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services to public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from third party sources and from the Company’s majority owned and jointly owned RNG production facilities (see Note 3)) to its customers in the heavy and medium-duty commercial transportation sector.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2025, results of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2025, and cash flows for the nine months ended September 30, 2024 and 2025. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or any future year.

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

Accordingly, a goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million, in the period ended March 31, 2025, which comprised the total amount of goodwill of the Company before giving effect to the impairment and is recognized as “Impairment of goodwill” on the consolidated statement of operations for the nine month period ended September 30, 2025.

As a result of this impairment loss, the Company has no goodwill remaining as of September 30, 2025.

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU improves U.S. GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU is effective for annual periods, including interim periods within those years, beginning after December 15, 2024, with early adoption allowed. The Company adopted this new ASU in the first quarter of 2025. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Topic 805-60): Recognition and Initial Measurement, which requires joint venture entities to initially measure all contributions received and liabilities assumed upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025. The Company adopted the provisions of this ASU as of January 1, 2025. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements as the Company has not formed any new joint ventures in the period. The Company will apply this ASU prospectively to future joint ventures.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This ASU enhances annual income tax disclosures by requiring entities to disclose specific categories and greater disaggregation of information in the rate reconciliation table and income taxes paid disaggregated by jurisdiction. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses in the notes to financial statements at interim and annual reporting periods. The ASU is effective for all public business entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and permits prospective, modified prospective, or retrospective adoption. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This ASU excludes from derivative accounting non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements may be applied prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect the adoption of ASU 2025-07 to have a material impact on our consolidated financial statements and related disclosures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Product revenue:
Volume-related
Fuel sales(1)	$64,116	$69,860	$189,717	$214,035
Change in fair value of derivative instruments(2)	(1,416)	(319)	267	(1,420)
RIN Credits	11,066	8,329	29,401	22,729
LCFS Credits	1,924	3,148	6,079	9,650
AFTC(3)	6,390	—	17,750	(28)
Total volume-related product revenue	82,080	81,018	243,214	244,966
Station construction sales	7,820	9,877	19,060	23,331
Total product revenue	89,900	90,895	262,274	268,297
Service revenue:
O&M services	14,406	14,601	42,563	42,243
Other services	570	641	1,702	1,974
Total service revenue	14,976	15,242	44,265	44,217
Total revenue	$104,876	$106,137	$306,539	$312,514
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and nine months ended September 30, 2024, contra-revenue charges recognized in fuel revenue were $15.8 million and $42.7 million, respectively. For the three and nine months ended September 30, 2025, contra-revenue charges recognized in fuel revenue were $16.8 million and $51.5 million, respectively. See Note 14 for more information.
(2)	Represents changes in fair value of unsettled derivative instruments relating to the Company’s commodity swap and customer fueling contracts associated with the Company’s truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $60 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2024 and September 30, 2025, the Company’s contract balances were as follows (in thousands):

	December 31,	September 30,
	2024	2025
Accounts receivable, net	$107,683	$96,156

Contract assets - current	$2,987	$5,873
Contract assets - non-current	1,945	1,647
Contract assets - total	$4,932	$7,520

Contract liabilities - current	$6,870	$10,423
Contract liabilities - non-current	76	19
Contract liabilities - total	$6,946	$10,442

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

Revenue recognized in the nine months ended September 30, 2024 relating to the Company’s contract liability balances as of December 31, 2023 was $3.4 million. The increase in the contract liability balance in the nine months ended September 30, 2025 is mainly driven by billings in excess of revenue recognized and customer advances in the nine months ended September 30, 2025, partially offset by $4.3 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2024.

Note 3— Investments in Other Entities and Noncontrolling Interest in a Subsidiary

TotalEnergies Joint Venture

On March 3, 2021, the Company entered into an agreement (the “TotalEnergies JV Agreement”) with TotalEnergies S.E. (“TotalEnergies”) to create 50-50 joint ventures to develop anaerobic digester gas (“ADG”) RNG production facilities in the United States. Pursuant to the TotalEnergies JV Agreement, each ADG RNG production facility project will be formed as a separate limited liability company (“LLC”) that is owned 50-50 by the Company and

TotalEnergies, and contributions to such LLCs count toward the TotalEnergies JV Equity Obligations (as defined below). The TotalEnergies JV Agreement contemplates investing up to $400.0 million of equity in production projects, although there is no firm commitment beyond the initial contributions detailed below.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.6 million and $0.1 million from the LLC’s operations in the three months ended September 30, 2024 and 2025, respectively, and a loss of $1.5 million and $0.7 million from the LLC’s operations in the nine months ended September 30, 2024 and 2025, respectively. The Company had an investment balance of $5.8 million and $5.1 million in the LLC as of December 31, 2024 and September 30, 2025, respectively.

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

As of September 30, 2025, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $2.6 million and $5.4 million from this investment in the three months ended September 30, 2024 and 2025, respectively, and a loss of $8.5 million and $15.2 million from this investment in the nine months ended September 30, 2024 and 2025, respectively. The Company had an investment balance in the bpJV of $206.5 million and $191.3 million as of December 31, 2024 and September 30, 2025, respectively.

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

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the Project LLC’s operations. In the year ended December 31, 2024, the Project LLC issued capital calls totaling $32.6 million, which has been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects. The Company recorded an immaterial loss from the Project LLC’s operations in the nine months ended September 30, 2025. The loss from the Project LLC’s operations in the three months ended September 30, 2025 was $0.2 million. The Company had an investment balance of $33.8 million and $45.8 million as of December 31, 2024 and September 30, 2025, respectively. During the three and nine months ended September 30, 2025, the Company contributed $12.0 million pursuant to a capital call issued by the Project LLC to support the development, construction and financing of approved ADG RNG projects.

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

The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded a loss of $0.0 million and $0.8 million in the three months ended September 30, 2024 and 2025, respectively and a loss of $1.9 million and $1.5 million in the nine months ended September 30, 2024 and 2025, respectively. The Company had an investment balance in SAFE S.p.A. of $17.4 million and $17.1 million as of December 31, 2024 and September 30, 2025, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of September 30, 2025, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage enhances the capabilities of the Company’s fueling network as it is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines, providing significant benefits to all other assets within the fueling station network.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.1 million and $0.2 million in the three months ended September 30, 2024 and 2025, respectively, and a loss attributable to the noncontrolling interest in NG Advantage of $0.5 million and $0.4 million in the nine months ended September 30, 2024 and 2025, respectively. The carrying value of the noncontrolling interest was $6.3 million and $5.8 million as of December 31, 2024 and September 30, 2025, respectively.

Investments in Equity Securities

Bridge to Renewables

In August 2025, Bridge to Renewables, Inc. (“BTR”) executed a stock purchase agreement with a new investor for the sale of BTR’s common stock. In exchange for its interest in BTR, The Company received a total of $4.2 million cash, with $3.7 million related to the convertible promissory note and $0.5 million related to the previously impaired investment in preferred stock.

As a result of the transaction, the Company recognized a gain of $1.6 million on the convertible note, of which $0.3 million relates to accumulated other comprehensive income which was reclassified into earnings on completion of the transaction, and included in “Other Income” in the condensed consolidated statements of operations. The remainder of the gain related to a contractual term in the Convertible Promissory Note Agreement which stipulated higher payment to the Company in the event of a sale of BTR. A gain of $0.5 million was recognized on the Company’s investment in BTR preferred stock, which was fully impaired as of December 31, 2024.

There are also indemnification holdbacks of $0.6 million, which are subject to adjustment. These will be  recognized as income only when contingencies are resolved and receipt is probable.

Other Investments

On July 31, 2025, the Company invested $1.5 million to acquire 2,000,000 shares of Series A Preferred Stock of Pioneer Clean Fleet Solutions, Inc. (“Pioneer”), a privately held company focused on providing low-carbon fleet leasing and fueling solutions. The investment represents a strategic initiative to support the adoption of natural gas-powered heavy-duty engines.

The Company accounts for this investment at cost under ASC 321, Investments—Equity Securities, using the measurement alternative because the investment does not have a readily determinable fair value.

As of September 30, 2025, the carrying amount of the investment was $1.5 million, and no adjustments for observable price changes or impairment were recorded during the period. The amount is included in “Investments in other entities” on the condensed consolidated balance sheets.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
Current assets:
Cash and cash equivalents	$89,512	$180,841
Restricted cash - standby letter of credit	2,050	2,114
Total cash, cash equivalents and current portion of restricted cash	$91,562	$182,955

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $91.3 million and $181.6 million as of December 31, 2024 and September 30, 2025, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.1 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2024 and September 30, 2025.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of September 30, 2025, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2024 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$127,413	$16	$127,429
Certificates of deposit	541	—	541
Total short-term investments	$127,954	$16	$127,970

Short-term investments as of September 30, 2025 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$50,758	$9	$50,767
Certificates of deposit	552	—	552
Total short-term investments	$51,310	$9	$51,319

Note 6—Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of 5.0 million diesel gallons annually from April 1, 2019 to September 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators who participate in the Company’s truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” as of September 30, 2024, in the accompanying condensed consolidated statements of operations.

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

Embedded derivatives as of December 31, 2024 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,546	$1,546
Notes receivable and other long-term assets, net	1,075	1,075
Total derivative assets	$2,621	$2,621

Embedded derivatives as of September 30, 2025 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$562	$562
Notes receivable and other long-term assets, net	639	639
Total derivative assets	$1,201	$1,201

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Company’s truck financing program based on the following inputs as of December 31, 2024 and September 30, 2025:

	December 31, 2024		September 30, 2025
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.06 - $2.14	$2.10	$ 2.09 - $ 2.16	$2.12
Historical Differential to PADD 3 Diesel	$0.73 - $1.62	$1.18	$ .73 - $ 1.62	$1.15
Historical Differential to PADD 5 Diesel	$2.16 - $3.16	$2.59	$ 2.28 - $ 3.16	$2.59

Convertible Promissory Notes

In connection with the Company’s loan commitments (see Note 17) to Rimere, LLC (“Rimere”), an equity method investee, the Company acquired convertible promissory notes with aggregate principal balances equaling the total amount of drawdowns on the loan commitments. In addition, in May 2024, the Company invested in a convertible promissory note (the “Convertible Promissory Note Agreement”) with a principal balance of $2.0 million issued by BTR. These convertible promissory notes are classified as available-for-sale and are carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the notes are discounted to their present value using an expected discount rate. The discount rate used reflected the interest rates offered on loans of similar term and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement. On completion of the sale of BTR in August 2025, discussed in Note 3 – Investments in Other Entities and Noncontrolling Interest in a Subsidiary, the BTR convertible note was extinguished and there was no balance as of September 30, 2025.

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory notes from Rimere as of December 31, 2024 and September 30, 2025:

Significant Unobservable Inputs	December 31, 2024	September 30, 2025
Risk-free interest rate	4.24%	4.02%
Credit adjustment	4.64%	4.86%
Credit adjusted discount rate	8.88%	8.88%

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note from BTR as of December 31, 2024 and September 30, 2025:

Significant Unobservable Inputs	December 31, 2024	September 30, 2025
Risk-free interest rate	4.31%	-
Credit adjustment	8.64%	-
Credit adjusted discount rate	12.95%	-

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

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2024 or September 30, 2025.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$127,429	$127,429	$—	$—
Convertible promissory notes(3)	2,372	—	—	2,372
Certificates of deposit(1)	541	—	541	—
Embedded derivatives(2)	2,621	—	—	2,621

	September 30, 2025	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$50,767	$50,767	$—	$—
Convertible promissory notes(3)	524	—	—	524
Certificates of deposit(1)	552	—	552	—
Embedded derivatives(2)	$1,201	$—	$—	$1,201
(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See note 5 for more information.
(2)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2024 and September 30, 2025 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.
(3)	Included in “Notes receivable – related party” as of December 31, 2024 and September 30, 2025 in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Liabilities:
	Embedded	Convertible	Commodity
	Derivatives	Promissory Note	Swap Contracts
Balance as of June 30, 2024	$4,436	$5,460	$—
Settlements, net	—	—	—
Total (loss) gain	(1,416)	198	—
Purchases	—	2,212	—
Equity method investment loss(1)	—	(1,850)	—
Balance as of September 30, 2024	$3,020	$6,020	$—

Balance as of June 30, 2025	$1,520	$2,809	$—
Settlements, net	—	(2,210)	—
Total (loss) gain	(319)	3	—
Purchases	—	1,009	—
Equity method investment loss(1)	—	(1,087)	—
Balance as of September 30, 2025	$1,201	$524	$—

Change in unrealized (loss) for the three months ended September 30, 2024 included in earnings	$(1,416)	$—	$—
Change in unrealized (loss) gain for the three months ended September 30, 2025 included in earnings	$(319)	$313	$—
Change in unrealized (loss) gain for the three months ended September 30, 2024 included in other comprehensive income (loss)	$—	$198	$—
Change in unrealized gain for the three months ended September 30, 2025 included in other comprehensive income (loss)	$—	$3	$—

	Assets:	Assets:	Liabilities:
	Embedded	Convertible	Commodity
	Derivatives	Promissory Notes	Swap Contracts
Balance as of December 31, 2023	$4,628	$2,330	$(1,875)
Settlements, net	—	—	2,366
Total (loss) gain	(1,608)	145	(491)
Purchases	—	7,939	—
Equity method investment loss(1)	—	(4,394)	—
Balance as of September 30, 2024	$3,020	$6,020	$—

Balance as of December 31, 2024	$2,621	$2,372	$—
Settlements, net	—	(2,210)	—
Total (loss) gain	(1,420)	111	—
Purchases	—	3,946	—
Equity method investment loss(1)	—	(3,695)	—
Balance as of September 30, 2025	$1,201	$524	$—

Change in unrealized (loss) gain for the nine months ended September 30, 2024 included in earnings	$(1,608)	$—	$1,875
Change in unrealized (loss) gain for the nine months ended September 30, 2025 included in earnings	$(1,420)	$313	$—
Change in unrealized gain for the nine months ended September 30, 2024 included in other comprehensive income (loss)	$—	$145	$—
Change in unrealized gain for the nine months ended September 30, 2025 included in other comprehensive income (loss)	$—	$111	$—

(1)	Represents the Company’s proportionate share of Rimere’s losses. These losses are recorded as adjustments to the carrying value of the convertible promissory notes because the Company’s equity investment in Rimere had been reduced to zero.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2024 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$265,173	$260,123
Other Debt	194	194
Total Debt	$265,367	$260,317

Debt instruments as of September 30, 2025 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$284,122	$276,722
Other Debt	171	171
Total Debt	$284,293	$276,893

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
Accrued customer billings	1,929	5,229
Fuel tax credits	10,751	800
Other	1,950	1,851
Total other receivables	$14,630	$7,880

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

Inventory as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
Raw materials and spare parts	$43,434	$44,421
Total inventory	$43,434	$44,421

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
Land	$19,193	$20,506
LNG liquefaction plants	96,812	96,885
Station equipment	468,983	469,785
Trailers	70,363	71,054
Other equipment	107,475	112,582
Construction in progress	134,057	109,403
	896,883	880,215
Less accumulated depreciation	(531,564)	(553,720)
Total land, property and equipment, net	$365,319	$326,495

Included in “Land, property and equipment, net” are capitalized software costs of $38.5 million and $40.0 million as of December 31, 2024 and September 30, 2025, respectively. Accumulated amortization of the capitalized software costs are $35.8 million and $37.1 million as of December 31, 2024 and September 30, 2025, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.4 million and $0.5 million in the three months ended September 30, 2024 and 2025, respectively and $1.3 million and $1.3 million in the nine months ended September 30, 2024 and 2025, respectively.

As of December 31, 2024 and September 30, 2025, $9.0 million and $8.3 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

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

In connection with the decision to remove the station equipment and site improvements, the Company recognized $55.7 million as of September 30, 2025, associated with accelerated depreciation expense and incremental asset retirement obligation (“ARO”) charges, of which $5.1 million was recognized in the period ended September 30, 2025, as a result of negotiations with Pilot. The Company agreed to pay $13.1 million for its ARO, of which $12.8 million was paid in October 2025. The total costs of $55.7 million are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
Accrued alternative fuels incentives(1)	$42,565	$27,472
Accrued employee benefits	5,271	4,622
Accrued gas and equipment purchases	17,764	18,702
Accrued interest	1,451	1,455
Accrued property and other taxes	5,628	6,798
Accrued salaries and wages	11,902	11,123
Asset retirement obligation (current portion)	7,047	13,893
Other(2)	13,935	15,342
Total accrued liabilities	$105,563	$99,407
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2024 and September 30, 2025 consisted of the following (in thousands):

	December 31, 2024
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$34,827	$265,173
Other debt	194	—	194
Total debt	300,194	34,827	265,367
Less amounts due within one year	(40)	—	(40)
Total long-term debt	$300,154	$34,827	$265,327

	September 30, 2025
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$315,000	$30,878	$284,122
Other debt	171	—	171
Total debt	315,171	30,878	284,293
Less amounts due within one year	(51)	—	(51)
Total long-term debt	$315,120	$30,878	$284,242

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

The Borrower has the option to prepay all or any portion of the amounts owed prior to the maturity date, and the Loan Facility is subject to customary mandatory prepayments clauses. All prepayments and all other payments of the Loan Facility principal are subject to a call premium in the minimum amount that, when received by the lenders, would be sufficient to cause (1) the internal rate of return for each such lender on the Loan Facility to be not less than 11.5% and, in the case of prepayment of all loans outstanding, (2) the multiple on invested capital for each such lender to be not less than 1.40; provided, however, in the event that the Company consummates a change in control transaction, in lieu of the foregoing call premium, the Borrower is obligated to pay a change in control premium in the amount of (a) the principal amount of the loans outstanding at the time of such change in control multiplied by, if the change in control occurs on or prior to the first anniversary of the Stonepeak Closing Date, 20%, (b) the principal amount of the loans outstanding at the time of such change in control multiplied by, if the change in control occurs after the first anniversary of the Stonepeak Closing Date but on or prior to the second anniversary of the Stonepeak Closing Date, 10%, and (c) if the change in control occurs after the second anniversary of the Stonepeak Closing Date, the minimum amount that, when received by the lenders, would be sufficient to cause the internal rate of return for each such lender to be not less than 11.5%. In conjunction with the Stonepeak Credit Agreement, the Company entered into a Guarantee and Collateral Agreement (the “Security Agreement”) in favor of Alter Domus Products Corp., as collateral agent (in such capacity, the “Agent”) for the ratable benefit of the lenders. Pursuant to the Security Agreement, the Company and certain of the Company’s subsidiaries guaranteed the Borrower’s obligation owing to the lenders and the Borrower, the Company and such subsidiary guarantors granted the Agent a security interest in substantially all of their personal property to secure the payment of all amounts owed to the lenders under the Stonepeak Credit Agreement. Certain material subsidiaries of the Company will be required to join as a party to the Security Agreement from time to time after the Stonepeak Closing Date.

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

In accordance with the terms of the Stonepeak Credit Agreement, the Company has elected to pay a portion of its interest in kind (“PIK”) up to a total of $15 million, in increments of $5 million on each quarter-end of March 31, 2025, June 30, 2025 and September 30, 2025. Accordingly, the Company’s outstanding principal balance increased to $315 million as of September 30, 2025.

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

The following table sets forth the computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2024 and 2025 (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Net loss attributable to Clean Energy Fuels Corp.	$(18,175)	$(23,819)	$(52,911)	$(179,026)

Weighted-average common shares outstanding	223,428,900	219,290,040	223,310,150	221,103,270
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	223,428,900	219,290,040	223,310,150	221,103,270
Basic and diluted loss per share	$(0.08)	$(0.11)	$(0.24)	$(0.81)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Stock options	20,373,438	19,395,453	20,373,438	19,395,453
Stonepeak warrant shares	20,021,970	20,050,618	20,021,970	20,050,618
Restricted stock units	1,955,950	4,361,878	1,955,950	4,361,878
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	101,119,072	102,575,663	101,119,072	102,575,663

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Stock-based compensation expense, net of $0 tax in 2024 and 2025	$2,863	$2,193	$8,354	$6,373

As of September 30, 2025, there was $10.1 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.7 years. As of September 30, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $3.9 million. As of September 30, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding performance stock units were $1.0 million.

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

The Warrant Shares and the Additional Warrant Shares shall vest in multiple tranches, certain of which vested immediately upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, up to a total of $500.0 million, excluding any payments attributable to “Pass Through Costs,” which consist of all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price of gallons of gas sold. The right to exercise the warrants and to receive the Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires on April 16, 2031.

Non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) associated with the Amazon Warrant are recognized as Amazon and its affiliates purchase fuel and vesting conditions become probable of being achieved, based on the grant date fair value of the Amazon Warrant.

The following table summarizes the Amazon Warrant activities for the nine months ended September 30, 2025:

Warrant
Shares
Outstanding and unvested as of December 31, 2024	29,972,883
Granted	—
Vested	(7,052,448)
Outstanding and unvested as of September 30, 2025	22,920,435

7,052,448 shares of the Amazon Warrant vested in the nine months ended September 30, 2025 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $15.8 million and $16.8 million in the three months ended September 30, 2024 and 2025, respectively, and $42.7 million and $51.5 million in the nine months ended September 30, 2024 and 2025, respectively, relating to customer fuel purchases.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of September 30, 2025, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of September 30, 2025, the Company has utilized a total of $31.3 million under the Repurchase Program from its inception to repurchase 14,301,158 shares of common stock, and a total of $18.7 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No shares were repurchased during the nine month period ended September 30, 2024. There were 4,913,818 shares repurchased during the nine month period ended September 30, 2025 for a purchase price of $7.9 million. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners, to remain in compliance with covenants under the Credit Agreement. See Note 12 for details on the customary representations and warranties, and covenants associated with the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program.  Any additional repurchases would require additional consent from the Company’s creditor, Stonepeak Partners.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the nine months ended September 30, 2025, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 21,700 shares, consisting of 10,850 shares at an exercise price of $5.50 per share and 10,850 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the nine months ended September 30, 2025:

Warrant
Shares
Outstanding and unexercised as of December 31, 2024	20,028,918
Granted	21,700
Exercised	—
Outstanding and unexercised as of September 30, 2025	20,050,618

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax expense of $0.1 million and $0.1 million in the three months ended September 30, 2024 and 2025, respectively. The Company recorded an income tax expense of $0.6 million and benefit of $2.8 million in the nine months ended September 30, 2024 and 2025, respectively. Income tax benefit and/or expense in each period is related to the Company’s U.S. and foreign operations.

The Company’s effective tax rate for the nine months ended September 30, 2025 was impacted disproportionately by goodwill impairment of $64.3 million in the first quarter of year 2025, which resulted in a discrete tax benefit of $2.9 million. The Company’s effective tax rate for the nine months ended September 30, 2024 was different from the federal statutory rate primarily due to losses for which no tax benefit has been recognized. There was no discrete tax item that impacted the effective tax rate for the period.

The Company increased its unrecognized tax benefits in the three months ended September 30, 2025 by $0.5 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant during the three months ended September 30, 2025. The net interest incurred was immaterial for the three months ended September 30, 2024 and 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and introduces new changes. The major provisions that may impact the Company include:

●	100% bonus depreciation is permanently reinstated for qualified property acquired and placed in service after January 19, 2025. Effective for property placed in service in tax years beginning after December 31, 2024, the Section 179 expense limitation is increased to $2,500,000. This limitation is reduced dollar-

for-dollar by the amount the cost of qualifying property placed in service during the tax year exceeds $4,000,000.
●	The Section 30C credit for alternative fuel vehicle refueling property terminates for properties placed in service after June 30, 2026.
●	The Section 45Z clean fuel production credit is extended by two years through December 31, 2029; with modifications, including:
o	Prohibiting feedstocks other than those produced in the U.S., Canada or Mexico.
o	Prohibiting negative emissions rates, except in the case of transportation fuel derived from animal manure. The U.S. Treasury is directed to provide guidance on feedstocks derived from animal manure, where emission rates may be negative.
o	Requiring that greenhouse gas emissions be adjusted to exclude emissions attributable to indirect land use change, and establishing distinct emission rates for renewable natural gas produced from animal manure for each feedstock type. These changes are effective for tax years beginning after December 31, 2025.

The Company is currently evaluating the potential financial statement impact of the OBBBA. Based on its preliminary assessment, the Company did not identify any material impacts to its provision for income taxes in the period of enactment.

For the nine months ended September 30, 2025, the Company’s joint venture with BP (the “bpJV”), sold $29.5 million of investment tax credits for gross proceeds of $27.2 million.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. There were no fixed commitments under these contracts as of September 30, 2025.

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

Concurrently, through a separately executed note purchase agreement, dated January 8, 2024 (the “2024 Note Purchase Agreement”), the Company agreed to make available up to $10.0 million in additional delayed draw loans to fund Rimere’s working capital needs. In connection with the $10.0 million loan commitment, the related convertible promissory notes issued by Rimere bear interest at 8% per annum, compounded quarterly, and had a maturity date of December 31, 2024, subject to certain, specified prepayment and event of default clauses set forth in the 2024 Note Purchase Agreement. As of September 30, 2025, $9.1 million has been funded by the Company pursuant to the 2024 Note Purchase Agreement. In December 2024, the 2024 Note Purchase Agreement was amended, extending the maturity date to the end of December 2025.

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

During each of the three months ended September 30, 2024 and 2025, the Company recognized $0.1 million in “Interest income” on its lease receivables. During each of the nine months ended September 30, 2024 and 2025, the Company recognized $0.3 million in “Interest income” on its lease receivables

The following schedule represents the Company’s maturities of lease receivables as of September 30, 2025 (in thousands):

Fiscal Year:
Remainder of 2025	$316
2026	1,287
2027	1,408
2028	692
2029	522
Thereafter	181
Total minimum lease payments	4,406
Less amount representing interest	(720)
Present value of lease receivables	$3,686

Note 19—Related Party Transactions

TotalEnergies S.E.

In the three months ended September 30, 2024 and 2025, no revenue from TotalEnergies was recognized. In the nine months ended September 30, 2024 and 2025, no revenue from TotalEnergies was recognized. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2024 and September 30, 2025.

In the three and nine months ended September 30, 2024, the Company paid TotalEnergies $0.3 million and $3.5 million, respectively, for expenses incurred in the ordinary course of business and for settlements on commodity swap contracts (Note 6). In the three and nine months ended September 30, 2025, the Company paid TotalEnergies $0.3 million and $0.7 million, respectively, for expenses incurred in the ordinary course of business. Outstanding payables due to TotalEnergies were immaterial as of December 31, 2024 and September 30, 2025.

SAFE S.p.A.

Cash receipts from SAFE S.p.A. were immaterial in the three and nine months ended September 30, 2024. Cash receipts from SAFE S.p.A. were immaterial in the three and nine months ended September 30, 2025. Outstanding receivables due from SAFE S.p.A. were immaterial as of December 31, 2024 and September 30, 2025, respectively.

In the nine months ended September 30, 2024, the Company paid SAFE S.p.A. $2.5 million for parts and equipment in the ordinary course of business. In the three months ended September 30, 2024, cash payments to SAFE&CEC S.r.l. were immaterial. In the three and nine months ended September 30, 2025, the Company paid SAFE S.p.A. $1.3 million and $2.1 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2024 and September 30, 2025, the Company had payables due to SAFE S.p.A. of $0.3 million and $0.2 million, respectively.

TotalEnergies Joint Venture and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three and nine months ended September 30, 2024, the Company recognized total management fee and O&M revenue of $0.7 million and $2.3 million, respectively. In the three and nine months ended September 30, 2025, the Company recognized total management fee and O&M revenue of $0.9 million and $2.5 million, respectively.  As of December 31, 2024 and September 30, 2025, the Company had management fee and O&M receivables due from the joint ventures with TotalEnergies and bp of $0.4 million and $1.2 million, respectively.

In the three and nine months ended September 30, 2024, amounts paid on behalf of the joint ventures for expenses incurred in the ordinary course of business were immaterial. In the three and nine months ended September 30, 2025, the Company paid $0.1 million on behalf of the joint ventures for expenses incurred in the ordinary course of business, respectively. As of December 31, 2024 and September 30, 2025, other outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.4 million and $0.2 million, respectively.

In the three and nine months ended September 30, 2024, the Company received $1.2 million and $3.2 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2025, the Company received $1.0 million and $2.6 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2024, the Company paid $0.6 million and $3.0 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. In the three and nine months ended September 30, 2025, the Company paid $0.9 million and $2.8 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. As of December 31, 2024 and September 30, 2025, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million and $0.5 million, respectively, relating to sharing of environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV.

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

Rimere

In the three and nine months ended September 30, 2024, the Company provided $2.0 million and $5.5 million, respectively, to Rimere in connection with its loan commitments (see Note 17). In the three and nine months ended September 30, 2025, the Company provided $0.7 million and $3.1 million, respectively, to Rimere in connection with its loan commitments. As of December 31, 2024 and September 30, 2025, the carrying amount of the Company’s convertible promissory notes measured at fair value was $0.3 million and $0.5 million, respectively, and is included in “Notes receivable - related party” as of December 31, 2024 and September 30, 2025 in the accompanying condensed consolidated balance sheets.

In the three and nine months ended September 30, 2024, the Company recognized management fee revenue from Rimere of $0.2 million and $0.5 million, respectively. In the three and nine months ended September 30, 2025, the Company recognized management fee revenue from Rimere of $0.2 million and $0.5 million, respectively. As of December 31, 2024 and September 30, 2025, the Company had management fee receivables due from Rimere of $0.1 million and $0.1 million, respectively.

In the three and nine months ended September 30, 2024, excluding management fee revenue, the Company recognized $0.1 million of revenue relating to equipment sold to Rimere in the ordinary course of business. Excluding management fee revenue, no other revenue from Rimere was recognized in the three and nine months ended September 30, 2025. There were no outstanding receivables, excluding management fee receivables, due from Rimere as of December 31, 2024 and September 30, 2025.

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

The following table presents selected financial information with respect to the Company’s single reportable segment for the three and nine months ended September 30, 2024 and 2025. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Revenue:
Total revenue(1)	$104,876	$106,137	$306,539	$312,514
Cost of Sales (excluding depreciation)(2):
Commodity product cost of sales	28,597	33,659	89,767	105,254
Other product cost of sales	35,270	35,570	94,439	97,014
Product cost of sales	63,867	69,229	184,206	202,268
Service cost of sales	9,322	9,592	28,524	26,986

Operating expenses:
Selling, general and administrative, excluding stock compensation	26,002	24,077	75,090	74,814
Stock compensation	2,863	2,193	8,354	6,373
Selling, general and administrative	28,865	26,270	83,444	81,187
Depreciation and amortization	11,350	14,682	33,796	86,911
Impairment of goodwill	—	—	—	64,328
Interest(3)	(4,757)	(4,906)	(13,222)	(14,182)
Other income, net	35	2,138	93	2,219
Loss from equity method investments	(5,022)	(7,524)	(16,215)	(21,098)
Loss before income taxes	(18,272)	(23,928)	(52,775)	(182,227)
Income tax benefit	(50)	(75)	(630)	2,785
Net loss	(18,322)	(24,003)	(53,405)	(179,442)
Loss attribute to noncontrolling interest	147	184	494	416
Net loss attribute to Clean Energy Corp.	$(18,175)	$(23,819)	$(52,911)	$(179,026)

(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in Note 2 - Revenue from Contracts with Customers, Disaggregation of Revenue in Part II, Item 8 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the Product Cost of Sales financial statement caption on the Condensed Consolidated Statements of Operations. Total Product Cost of Sales and Service Cost of Sales reconcile to the amounts under the corresponding caption in the Condensed Consolidated Statements of Operations.

(3)	Interest, net is computed as the net of interest income and interest expense. Refer to the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Interest expense	$(8,357)	$(7,782)	$(24,040)	$(23,045)
Interest income	3,600	2,876	10,818	8,863
	(4,757)	(4,906)	(13,222)	(14,182)

The Company's revenue and long-lived tangible assets, including the Company's operating lease assets recognized on the consolidated balance sheets were located as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Revenue:
United States	$103,323	$104,586	$302,911	$308,669
Canada	1,553	1,551	3,628	3,845
Total revenue	$104,876	$106,137	$306,539	$312,514

	December 31,	September 30,
	2024	2025
Long-lived assets:
United States	$691,398	$580,873
Canada	9,882	13,624
Total long-lived assets	$701,280	$594,497

Note 21—Revenue Concentration

During the three and nine months period ended September 30, 2024, one customer accounted for 10% of the Company’s total revenue, respectively. During the three and nine months period ended September 30, 2025, one customer accounted for more than 10% of the Company’s total revenue, respectively.

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

As a clean energy solutions provider, we supply RNG (sourced from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture projects with TotalEnergies S.E. and BP Products North America, Inc. (“bp”) (see Note 3 - Investments in Other Entities and Noncontrolling Interest in a Subsidiary in Part I, Item 1 of this report) and conventional natural gas (sourced from third party suppliers), in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the United States (“U.S.”) and Canada; develop and own dairy ADG RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of September 30, 2025, we deliver RNG to the transportation market through over 580 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 27 fueling stations in Canada as of September 30, 2025.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of September 30, 2025, we served over 1,000 fleet customers operating over 50,000 vehicles on our fuels.

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

Impact of Tariffs, Inflation, and Interest Rates

We continue to monitor changes in the U.S. Government’s trade policy, including the tariffs announced by the U.S. Government in the current year. Trade restrictions and increases in tariffs did not have a significant effect on our business, financial condition, and results of operations during the third quarter of 2025. The Company does not directly import products from regions subject to significant tariff increases, however we do not know whether, or the extent to which tariffs may impact our customers, which include fleet owners and operators across all heavy-duty trucking sectors. In addition, tariffs may increase the risk of elevated inflation, which may increase our input costs. The nature of such trade restrictions and tariffs remains unclear.

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

As of September 30, 2025, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue (in millions)	2024	2025	2024	2025
Product revenue(1):
Volume-related(2)
Fuel sales(3) (5)	$64.1	$69.9	$189.7	$214.0
Change in fair value of derivative instruments(4)	(1.4)	(0.3)	0.3	(1.4)
RIN Credits	11.1	8.3	29.4	22.7
LCFS Credits	1.9	3.1	6.0	9.7
AFTC(6)	6.4	—	17.8	—
Total volume-related product revenue	82.1	81.0	243.2	245.0
Station construction sales	7.8	9.9	19.1	23.3
Total product revenue	89.9	90.9	262.3	268.3
Service revenue(7):
O&M services	14.4	14.6	42.5	42.2
Other services	0.6	0.6	1.7	2.0
Total service revenue	15.0	15.2	44.2	44.2
Total revenue	$104.9	$106.1	$306.5	$312.5
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6 – Derivative Instruments and Hedging Activities in Part I, Item 1 of this report.
(3)	Includes $15.8 million and $42.7 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14 – Stock-Based Compensation in Part I, Item 1 of this report) for the three and nine months ended September 30, 2024, respectively. Includes $16.8 million and $51.5 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant for the three and nine months ended September 30, 2025, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program.
(5)	Includes net settlement of the Company’s commodity swap derivative instruments. For the three and nine months ended September 30, 2024, net settlement payments recognized in fuel revenue were $0.0 million and $2.4 million, respectively.
(6)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.
(7)	O&M services revenue includes revenues earned from providing operating and maintenance services on natural gas fueling stations owned by our customers for fixed fees or per gallon fees based on the volume of fuel dispensed at the customer station. If we provide the fuel in addition to the O&M services, we include the revenues associated with providing the fuel in volume-related product revenue.

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) our station construction cost of sales, and (3) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2022, 2023 and 2024 and for the three and nine months ended September 30, 2024, and 2025.

	Year Ended			Three Months Ended		Nine Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			September 30,		September 30,
correlating to total volume-related product revenue	2022	2023	2024	2024	2025	2024	2025
RNG(5)	198.2	225.7	236.7	59.6	61.3	174.7	173.2
Conventional natural gas	69.6	62.5	60.8	13.9	15.3	44.2	46.3
Total fuel volume	267.8	288.2	297.5	73.5	76.6	218.9	219.5

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
Other operating data (in millions)	2022	2023	2024	2024	2025	2024	2025
Station construction cost of sales	$19.4	$24.4	$24.4	$7.7	$8.7	$18.7	$19.8
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(58.7)	$(99.5)	$(83.1)	$(18.2)	$(23.8)	$(52.9)	$(179.0)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $21.8 million, $20.9 million and $23.8 million of AFTC revenue for the years ended December 31, 2022, 2023 and 2024, respectively, $6.4 million and $17.8 million for the three and nine months ended September 30, 2024, and none for the three and nine months ended September 30, 2025, as AFTC expired on December 31, 2024.
(3)	Includes $24.3 million, $60.6 million and $60.8 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2022, 2023 and 2024, respectively, and $15.8 million and $42.7 million for the three and nine months ended September 30, 2024, respectively, and $16.8 million and $51.5 million for the three and nine months ended September 30, 2025, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $0.5 million, $(0.2) million and $(0.1) million for the years ended December 31, 2022, 2023 and 2024, respectively, and $(1.4) million and $(0.3) million for the three months ended September 30, 2024 and 2025, respectively, and $0.3 million and $(1.4) million for the nine months ended September 30, 2024 and 2025, respectively. See Note 6 - Derivative Instruments and Hedging Activities in Part I, Item 1 of this report for more information regarding the commodity swap and customer contracts.
(5)	We predominantly source RNG from third parties. The TotalEnergies JV project began supplying us RNG in 2023, and five of the six projects owned by the 50-50 joint venture between us and bp (the “bpJV”) began supplying us RNG in 2024. The amount of RNG supplied by our joint venture projects was less than 1.5% of RNG fuel volume sold in 2023, 2024, and in the three and nine month periods ended September 30, 2024 and 2025.

The following table summarizes the production volumes from our RNG project portfolio for the years ended December 31 2022, 2023 and 2024 and for the three and nine months ended September 30, 2024, and 2025:

	Year Ended			Three Months Ended		Nine Months Ended
Production volume, GGEs (in millions)	December 31,			September 30,		September 30,
	2022	2023	2024	2024	2025	2024	2025
TotalEnergies JV
Number of Projects	-	1	1	1	1	1	1
Production Volume	-	0.4	0.8	0.2	0.2	0.6	0.6
bpJV
Number of Projects	-	1	5	5	5	5	5
Production Volume	-	-	1	0.5	0.3	0.6	1
Maas JDA
Number of Projects	-	-	-	-	-	-	-
Production Volume	-	-	-	-	-	-	-
The Company’s RNG Projects
Number of Projects	-	-	-	-	-	-	-
Production Volume	-	-	-	-	-	-	-

The TotalEnergies JV project was placed into operation during 2023, and is expected to produce up to 0.8 million GGEs of RNG annually.

Five of six projects under the bpJV were in operation during 2024, with four of the projects being placed in operation during the summer of 2024. The six projects under the bp JV Agreement are estimated to produce up to 8.2 million GGEs of RNG annually. Our estimated production may not reflect actual production from the projects, which depends on many variables including, but not limited to: (i) quantity and quality of the manure; (ii) operational up-time of the facility; and (iii) actual productivity of the facility.

The Maas JDA and Company RNG Projects are currently under construction.

2025 Key Developments

OBBBA Tax Law Changes.  On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes substantial changes to the Internal Revenue Code, including making permanent many of the tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025 and also affects a number of the tax incentives targeting energy transactions and renewables, including a number of tax incentives applicable to the Company’s operations. The Company is currently evaluating the potential financial statement impact of the OBBBA. Based on its preliminary assessment, the Company did not identify any material impacts to its provision for income taxes in the period of enactment.

Sale of Investment Tax Credits (“ITC”). On June 30, 2025, our 50-50 joint venture with BP (the “bpJV”), sold $29.5 million in ITCs for gross proceeds of $27.2 million. The credits were generated by four of the dairy RNG production facilities.

Share Repurchase Activity. During the nine month period ended September 30, 2025, the Company repurchased 4,913,818 shares of common stock under its Repurchase Program (as defined in Note 15 – Stockholders’ Equity in Part I, Item 1 of this report). From the Repurchase Program’s inception, the Company has utilized a total of $31.3 million to repurchase a total of 14,301,158 shares of common stock. A total of $18.7 million of authorized funds remain available for common stock repurchases.

Pickens Plant Repairs Completed. We own and operate the Pickens Plant, located in Willis, Texas. During the years ended December 31, 2023 and December 31, 2024, the Pickens Plant was offline in order to make major repairs and replace certain specialized equipment not readily available in the marketplace. In January, 2025, the Pickens Plant recommenced production of LNG. The Company capitalized costs of $2.2 million, through September 30, 2025, to complete the major repairs and replace the specialized equipment. The Company recognized revenue of $2.9 million and $4.9 million for the three and nine months ended September 30, 2025, from the sale of LNG fuel volumes produced at the Pickens Plant.

Fueling Station Equipment Removal. In January 2025, we received notice from Pilot Travel Centers, LLC (“Pilot”) of non-renewal of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010 (“the Pilot Agreement”), which expired August 1, 2025 in accordance with the agreement. In March 2025, we made the decision to allow the Pilot Agreement to expire, and to remove the station equipment and site improvements from each of the sites. In connection with the removal of station equipment and site improvements, the Company recognized $55.7 million, as of September 30, 2025, associated with the accelerated depreciation expense and incremental asset retirement obligation charges, of which $5.0 million was recognized in the three-month period ended September 30, 2025.

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

The Debtors subsequently filed multiple amended plans of reorganization, the most recent of which was filed on June 4, 2025 (the “Debtor Plan”) that, among other things, contemplates providing the Debtors until November 2027 to close on additional financing. The Debtor Plan includes a determination by the Debtors to “assume” (accept) the agreements between Debtor entities and bpJV entities. In June 2025, the final Debtor Plan was confirmed by the bankruptcy court and the Debtors emerged from bankruptcy on September 1, 2025 (i.e. the Debtor Plan went “effective”).

As of September 30, 2025, the bpJV has invested approximately $258 million to fund construction of the ADG RNG production project and other project-related costs. Remaining costs to complete the project are estimated to be approximately $16 million. Upon completion, the project is expected to produce approximately 3.5 million gallons of RNG annually.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A, contained in this report and our 2024 Form 10-K. Except as set forth below, and in “Impact of Tariffs, Inflation, and Interest Rate” and “2025 Key Development – OBBBA Tax Law Changes above, there have been no material changes to such trends as described in the MD&A contained in our 2024 Form 10-K.

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

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have historically fluctuated significantly and will likely continue to be volatile. During the first three quarters of 2025, RIN prices have been about 27% lower than the prices seen in 2024 and could continue to remain low throughout 2025.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12 – Debt in Part I, Item 1 of this report, have financial and non-financial covenants with which we must comply. As of September 30, 2025, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2024 Form 10-K. During the nine months ended September 30, 2025, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2024 Form 10-K. Except for certain updates relating to our goodwill impairment assessment during the first quarter of 2025, which are described below, there have been no other material changes during the nine months ended September 30, 2025 to our critical accounting policies as described in the MD&A contained in our 2024 Form 10-K.

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

Accordingly, a goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million in the period ended March 31, 2025, which comprised the total amount of goodwill of the Company before giving effect to the impairment and is recognized as “Impairment of goodwill” on the consolidated statement of operations for the nine month period ended September 30, 2025.

As a result of this impairment loss, the Company has no goodwill remaining as of September 30, 2025.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30,
	2024	2025
Statements of Operations Data:
Revenue:
Product revenue	85.7%	85.6%
Service revenue	14.3	14.4
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	60.9	65.2
Service cost of sales	8.9	9.0
Selling, general and administrative	27.5	24.8
Depreciation and amortization	10.8	13.8
Total operating expenses	108.1	112.8
Operating loss	(8.1)	(12.8)
Interest expense	(8.0)	(7.3)
Interest income	3.4	2.7
Other income, net	—	2.0
Loss from equity method investments	(4.8)	(7.1)
Loss before income taxes	(17.5)	(22.5)
Income tax expense	—	(0.1)
Net loss	(17.5)	(22.6)
Loss attributable to noncontrolling interest	0.1	0.2
Net loss attributable to Clean Energy Fuels Corp.	(17.4)%	(22.4)%

Product revenue. Product revenue for the three months ended September 30, 2025 increased by $1 million to $90.9 million, representing 85.6% of total revenue, compared to $89.9 million, representing 85.7% of total revenue, for the three months ended September 30, 2024. The increase was primarily due to (1) increased volumes of vehicle fueling at our stations including $2.9 million of LNG sales from our Pickens plant that has reopened in 2025 and higher pricing partially due to higher underlying natural gas commodity costs in the third quarter of 2025 as compared to the third quarter of 2024, partially offset by an increase of $1.0 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant, resulting in an $5.7 million net increase in fuel sales from the prior year period and (2) an increase in station construction sales of $2.1 million due to increased construction activities. The increase in product revenue between periods was partially offset by (1) a decrease in RIN revenue of $2.8 million principally attributable to lower RIN credit prices partially offset by higher share of RIN values and higher volume in the third quarter of 2025 when compared to the same period of 2024, (2) an increase in LCFS credits of $1.2 million for the three months ended September 30, 2025 when compared to the same period in 2024 primarily due to a higher share of LCFS values and higher low-CI volume, (3) a decrease in AFTC revenue of $6.4 million due to the expiration of the program in December 2024, and (4) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized loss of $0.3 million in the third quarter of 2025 compared to an unrealized loss of $1.4 million in same period of 2024.

Service revenue. Service revenue for the three months ended September 30, 2025 increased $0.2 million to $15.2 million, representing 14.4% of total revenue, compared to $15.0 million, representing 14.3% of total revenue, for the three months ended September 30, 2024. The increase was primarily due to higher service margins on the work performed at private stations.

Product cost of sales. Product cost of sales for the three months ended September 30, 2025 increased by $5.4 million to $69.2 million, representing 65.2% of total revenue, from $63.9 million, representing 60.9% of total revenue, in the three months ended September 30, 2024. The increase was primarily due to higher underlying natural gas commodity costs and increased volumes of vehicle fueling at our stations, with a $1.0 million increase in station construction costs.

Service cost of sales. Service cost of sales for the three months ended September 30, 2025 increased by $0.3 million to $9.6 million, representing 9.04% of total revenue, compared with $9.3 million or 8.9% of total revenue in the three months ended September 30, 2024. The increase was primarily due to additional work performed at private stations.

Selling, general and administrative. Selling, general and administrative expenses decreased by $2.6 million to $26.3 million in the three months ended September 30, 2025, from $28.9 million in the three months ended September 30, 2024. The decrease was primarily driven by a $0.7 million decrease in stock-based compensation expense due to vesting of equity awards granted in prior periods and a $1.9 million decrease in general business, selling and administrative expenses.

Depreciation and amortization. Depreciation and amortization increased by $3.3 million to $14.7 million in the three months ended September 30, 2025, from $11.4 million in the three months ended September 30, 2024. The increase was primarily due to additional depreciation related to the Pilot fueling station equipment removal.

Interest expense. Interest expense in the three months ended September 30, 2025 decreased by $0.6 million to $7.8 million, from $8.4 million in the three months ended September 30, 2024, primarily due to lower amortization of debt discount.

Interest income. Interest income in the three months ended September 30, 2025 decreased by $0.7 million to $2.9 million in the three months ended September 30, 2025, from $3.6 million in the three months ended September 30, 2024, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balance of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $2.5 million to $7.5 million in the three months ended September 30, 2025, from $5.0 million in the three months ended September 30, 2024, due to the operating results of SAFE S.p.A., Rimere, and our joint venture with bp.

Income tax (expense). Income tax expense was $0.1 million for the three months ended September 30, 2024 and $0.1 million for the three months ended September 30, 2025. Income tax expense and/or benefit is primarily related to the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended September 30, 2024 and 2025, we recorded a gain of $0.1 million and $0.2 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2024 and 2025 periods.

Nine months ended September 30, 2025 Compared to Nine months ended September 30, 2024

	Nine Months Ended
	September 30,
	2024	2025
Statements of Operations Data:
Revenue:
Product revenue	85.6%	85.9%
Service revenue	14.4	14.1
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	60.1	64.7
Service cost of sales	9.3	8.6
Selling, general and administrative	27.2	26.0
Depreciation and amortization	11.0	27.8
Total operating expenses	107.6	127.1
Operating loss	(7.6)	(27.1)
Interest expense	(7.8)	(7.4)
Interest income	3.5	2.8
Other income, net	—	0.7
Loss from equity method investments	(5.3)	(6.8)
Loss before income taxes	(17.2)	(37.8)
Income tax (expense) benefit	(0.2)	0.9
Net loss	(17.4)	(36.9)
Loss attributable to noncontrolling interest	0.2	0.1
Net loss attributable to Clean Energy Fuels Corp.	(17.2)%	(36.8)%

Product revenue. Product revenue for the nine months ended September 30, 2025 increased by $6 million to $268.3 million, representing 85.9% of total revenue, compared to $262.3 million, representing 85.6% of total revenue, for the nine months ended September 30, 2024. The increase was primarily due to (1) higher pricing partially due to higher underlying natural gas commodity costs in the nine months ended September 30, 2025 as compared to the same period in 2024 and increased volumes of vehicle fueling at our stations including $4.9 million of LNG sales from our Pickens plant that has reopened in 2025, partially offset by an increase of $8.8 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon warrant, resulting in an $24.3 million net increase in fuel sales from the prior year period, (2) an increase in LCFS revenue of $3.6 million primarily due to higher low-CI volume and a higher share of LCFS values in the nine months ended September 30, 2025 when compared to that same period of 2024  and (3) an increase in station construction sales of $4.3 million due to increased construction activities. The increase in product revenue between periods was partially offset by (1) a decrease in RIN revenue of $6.7 million principally attributable to lower RIN credit prices and lower volume partially offset by a higher share of RIN values in the nine months ended September 30, 2025 when compared to that in the same period of 2024, (2) a decrease in AFTC revenue of $17.8 million due to the expiration of the program in December 2024, and (3) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized loss of $1.4 million in the nine months ended September 30, 2025 compared to an unrealized gain of $0.3 million in same period of 2024.

Service revenue. Service revenue for the nine months ended September 30, 2025 decreased $0.1 million to $44.2 million, representing 14.1% of total revenue, compared to $44.2 million, representing 14.4% of total revenue, for the nine months ended September 30, 2024. The decrease was primarily due to less work performed at private stations partially offset by higher service margins on less work.

Product cost of sales. Product cost of sales for the nine months ended September 30, 2025 increased by $18.1 million to $202.3 million, representing 64.7% of total revenue, from $184.2 million, representing 60.1% of total revenue, in the nine months ended September 30, 2024. The increase was primarily due to higher underlying natural gas commodity costs and increased volumes of vehicle fueling at our stations, with a $1.1 million increase in station construction costs.

Service cost of sales. Service cost of sales for the nine months ended September 30, 2025 decreased by $1.5 million to $27.0 million, representing 8.6% of total revenue, compared with $28.5 million or 9.3% of total revenue in the nine months ended September 30, 2024. The decrease was primarily due to less work performed at private stations.

Selling, general and administrative. Selling, general and administrative expenses decreased by $2.3 million to $81.2 million in the nine months ended September 30, 2025, from $83.4 million in the nine months ended September 30, 2024. The decrease was primarily driven by a $0.3 million decrease in general business, selling and administrative expenses, and $2 million decrease in stock-based compensation expense due to vesting of equity awards granted in the prior period.

Depreciation and amortization. Depreciation and amortization increased by $53.1 million to $86.9 million in the nine months ended September 30, 2025, from $33.8 million in the nine months ended September 30, 2024. The increase was primarily due to the accelerated depreciation expense relating to the change in depreciable life of the Pilot station assets.

Impairment of goodwill. Impairment of goodwill increased by $64.3 million in the nine months ended September 30, 2025, from $0 million in the nine months ended September 30, 2024.  This represents the goodwill impairment loss for the Company’s single reporting unit, which was recognized in the first quarter of 2025 in the amount of $64.3 million and comprises the total amount of goodwill of the Company.

Interest expense. Interest expense decreased by $1.0 million to $23.0 million in the nine months ended September 30, 2025, from $24.0 million in the nine months ended September 30, 2024, primarily due to lower amortization of debt discount.

Interest income. Interest income decreased by $1.9 million to $8.9 million in the nine months ended September 30, 2025, from $10.8 million in the nine months ended September 30, 2024, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balance of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments increased by $4.9 million to $21.1 million in the nine months ended September 30, 2025, from $16.2 million in the nine months ended September 30, 2024, due to the operating results of SAFE S.p.A., Rimere, and our joint venture with bp.

Income tax (expense) benefit. Income tax expense was $0.6 million for the nine months ended September 30, 2024. We recognized an income tax benefit of $2.8 million for the nine months ended September 30, 2025. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the nine months ended September 30, 2024 and 2025, we recorded a gain of $0.5 million and $0.4 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2024 and 2025 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $72.4 million in the nine months ended September 30, 2025, compared to cash provided by operating activities of $42.7 million in the comparable 2024 period. The increase in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash. Additionally, higher contributions relating to the procurement and sales of natural gas in the nine months ended September 30, 2025 when compared to the same period in 2024 contributed to the increase in cash provided by operating activities in the nine months ended September 30, 2025 when compared to the same period in 2024.

Investing Activities. Cash provided by investing activities was $30.0 million in the nine months ended September 30, 2025, compared to cash used in investing activities of $30.6 million in the comparable 2024 period. The increase in cash provided by investing activities was primarily attributable to a $70.5 increase in maturities of short-term investments and a $34.4 million decrease in purchases of and deposits on property plant and equipment when compared to the same period in 2024, partially offset by a $27.0 million increase in purchase of short-term investments and increase in $19.0 million in RNG production projects.

Financing Activities. Cash used in financing activities was $10.9 million in the nine months ended September 30, 2025, compared to cash used in financing activities of $0.1 million in the comparable 2024 period. The increase in cash used in financing activities was primarily attributable to higher cash payments on repurchases of our common stock, lower cash receipts of incentive payments relating to our Adopt-a-Port program, and higher repayment of proceeds for our Adopt-a-Port program, partially offset by lower cash payments of debt issuance fees relating to our debt instruments.

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

Further, in 2025, our business plan calls for up to $35.0 million in capital expenditures to develop ADG RNG production projects owned 100% by us.  As of September 30, 2025, we have invested $75.2 million in the development of ADG RNG production facilities that we own 100%.

In 2025 we anticipate contributing equity capital up to $65 million, in cash, into our equity method investment as part of the Maas JDA.  We do not anticipate making equity contributions under our TotalEnergies JV Agreement in 2025 as the one operating project’s cash requirements are being satisfied by its current operations as well as the benefits from the use of ITC proceeds. We do not anticipate making equity contributions into the bpJV in 2025 as that joint venture has sufficient contributed capital and ITC proceeds to support the five projects that are ramping up operations and one project under construction through the end of 2025. We continue to evaluate the ADG RNG development market but cannot say with certainty when we may approve additional investments in ADG RNG production facilities through the TotalEnergies JV Agreement and the bpJV. As of September 30, 2025, we have invested $283.9 million into our equity method investment entities that develop ADG RNG production facilities.

We had total indebtedness, consisting of our debt and finance leases, of approximately $318.5 million in principal amount as of September 30, 2025, of which approximately $0.3 million, $1.3 million, $1.3 million, $0.5 million, $315.0 million and $0.0 million are expected to become due in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

In accordance with the terms of the Stonepeak Credit Agreement, the Company has elected to pay a portion of its interest in kind (“PIK”) up to a total of $15 million, in increments of $5 million on each quarter-end of March 31, 2025, September 30, 2025 and September 30, 2025. Accordingly, the Company’s outstanding principal balance increased from $300 million to $315 million as of September 30, 2025. Based on our outstanding indebtedness, applicable interest rate and our election to PIK a portion of the interest, we expect our total cash interest payment obligations relating to our indebtedness to be approximately $7.4 million in 2025, $7.3 million of which had been paid when due as of September 30, 2025. We plan to and believe we are able to make all expected interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $140.1 million as of September 30, 2025, of which approximately $8.2 million, $16.8 million, $16.8 million, $16.1 million, $15.3 million and $66.9 million are expected to become due in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of September 30, 2025, excluding restricted cash, we had total cash and cash equivalents and short-term investments of $232.2 million, compared to $217.5 million as of December 31, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $115.5 million;
●	A loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. There were no fixed commitments under these contracts as of September 30, 2025.

In addition, as of September 30, 2025, we have a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $124.0 million of our total cost of sales in 2024 and $105.3 million of our total cost of sales for the nine months ended September 30, 2025.

In addition, we are exposed to market price risk relating to the diesel-to-natural gas price spread associated with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators who participate in the Company’s truck financing program.

Foreign Currency Exchange Rate Risk

For the three and nine months ended September 30, 2025, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2025, we would expect a corresponding fluctuation in the value of the net assets to be approximately $0.2 million.

Interest Rate Risk

As of September 30, 2025, we had no debt that bears a variable rate of interest. Certain London Inter-bank Offered Rate (“LIBOR”) tenors were discontinued after June 2023. We intend to monitor the developments with respect to the discontinuance of LIBOR and work with our lenders to minimize the effect of such a discontinuance on our financial condition and results of operations. To date, the effect of the discontinuance of LIBOR on us and on our debt instruments has not been material. However, if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt or fees on our fixed rate debt, which could adversely affect our interest expense, results of operations and cash flows.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others: lack of demand for trucks that use our vehicle fuels; adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for diesel-powered vehicles, changes to emissions requirements applicable to vehicles and fleets powered by diesel, RNG, natural gas, or other vehicle fuels and/or growing support for renewable diesel, electric and hydrogen-powered vehicles; and limitations on the capabilities of utilities to provide services to meet our requirements. For example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects; perceptions about the benefits of our vehicle fuels relative to diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety; increases, decreases or volatility in the supply, demand, use and prices of crude oil, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol; inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders; vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels; the development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets; increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels; the impact of federal or state laws, orders or regulations mandating or in support of new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines, including the ACT, the September 2020 Executive Order, the ACF regulation, the January 2025 Executive Order, and the June 2025 Executive Order (each as defined below); the availability and effect of environmental, tax or other government regulations, such as the OBBBA (defined below), programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

In addition, as our customers and partners react to economic conditions, such as tariffs, government shutdowns, and market volatility, and the potential for a recession, they may reduce spending and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending, delays in purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts could limit our ability to grow our business and negatively affect our operating results and financial condition.

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

Our RNG business may not be successful.

Our RNG business consists of procuring RNG from projects we plan to develop and own or from projects owned by third-party producers and reselling this RNG through our fueling infrastructure. The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG; sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and sell Environmental Credits we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel at favorable prices, as well as our ability to appropriately balance supply we take with demand from customers. Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production, including unpredictable production levels or other difficulties due to, among others, problems with equipment, severe weather, droughts, financial condition or bankruptcy or insolvency of the applicable ADG and LFG source owner, health crises and pandemics, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion, required maintenance, or other operational issues. The agriculture industry generally, and the dairy industry in particular, are subject to risks and uncertainties that may lead to financial and other challenges impacting RNG production levels and potentially our future investments in RNG projects. For example, bankruptcies at dairy farm partners with whom we have contracted for our projects have occurred, and in the future bankruptcies could have a material adverse impact on our RNG production, contractual rights, and investment for such projects.

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

The development, design and construction process for ADG RNG projects generally lasts between 12 to 24 months on average. Prior to entering into a letter of intent with respect to an ADG RNG project, we typically conduct a preliminary assessment of whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as whether the necessary permits to develop a project on that site are available. After entering into a project letter of intent, we perform a more detailed review of the site’s facilities, including a life-cycle assessment, which serves as the basis for the final specifications of the project. Finally, we negotiate and execute contracts with the site owner and other parties. This extended development process requires the dedication of significant time and resources from our personnel, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, to achieve expected production levels, receive necessary registrations and approvals from the Environmental Protection Agency (“EPA”) and CARB it can take an extended period of time that is unpredictable which can impact when and how much revenue is generated. All these factors, and in particular, expenditures on development of projects that will not generate significant revenue in the near term, can contribute to fluctuations in our financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

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

Additionally, the integration of Internet of Things (“IoT”) and Artificial Intelligence (“AI”) technologies into our business operations expose us to various operational, cybersecurity, and regulatory risks. The reliance on IoT and AI systems for critical business operations necessitates high levels of system reliability and performance. Any malfunction, failure, or suboptimal performance of these systems can disrupt business activities, resulting in downtime, reduced productivity, and financial losses. Inaccurate, incomplete, or corrupted data can lead to flawed decision-making, inefficiencies, and potential financial and operational risks. IoT and AI systems also increase our vulnerability to cybersecurity threats. Further, the use of IoT and AI technologies involves collecting and processing large volumes of personal and proprietary data. Any mishandling or unauthorized access to this data can result in privacy breaches, regulatory penalties, and loss of customer trust. The regulatory landscape for IoT and AI technologies is evolving rapidly. The Company must ensure compliance with existing and emerging regulations related to data protection, privacy, and cybersecurity. Non-compliance could result in significant legal and financial penalties and impact business operations.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of September 30, 2025, we had total consolidated indebtedness of $284.2 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote or exclude the use of our vehicle fuels. These include various government programs that make grant funds available from the purchase of vehicles and construction of fueling stations or dairy digesters, as well as the AFTC, which expired on December 31, 2024 and has not been renewed, under which we generated revenue for our vehicle fuel sales. For example, the One Big Beautiful Bill Act (the “OBBBA”), which was signed into law on July 4, 2025, includes a number of restrictions and additional requirements on the ability of taxpayers to claim or transfer certain tax credits historically claimed by the Company. Many of these additional requirements will be subject to future guidance issued by the U.S. Treasury Department.  The effect of the OBBBA and any such subsequent guidance could impact our ability to claim such tax credits and may adversely impact our financial results. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

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

In June 2020, CARB adopted the Advanced Clean Trucks (the “ACT”) regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the ACT seeks to have every new commercial vehicle sold in California be zero-emissions. In April 2025, Congress voted to repeal the federal waiver for the ACT, and the State of California subsequently filed a lawsuit with the intent of preserving the regulation. The timing of resolution of the litigation is uncertain, and absent a legal victory, California will face difficulties in implementing any provisions of the ACT.

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

In June 2025, the Governor of the State of California issued an executive order following federal appeal of the ACT, reaffirming the State’s commitment to accelerate the deployment of zero-emission technologies, including passenger, medium, and heavy duty vehicles, consistent with the deployment targets and other actions directed in the 2020 Executive Order, to the extent consistent with state law and other requirements (the June 2025 Executive Order).

In April 2023, CARB adopted the Advanced Clean Fleets (the “ACF”) regulation, which requires all public transit truck fleets, including municipal and other governments, be zero emission by 2042. The ACF regulation also sought to end the sale of combustion trucks in California in 2036. The ACF did not receive a federal EPA waiver and CARB chose to withdraw the ACF’s waiver application in January 2025. In September 2025, CARB repealed the ACF provisions concerning high-priority fleets and drayage vehicles. As it stands now, ACF can only legally mandate state and local government fleets to purchase ZETs which may be insufficient to sustain the manufacturing numbers required by the ACF over time.

Among other things, we believe the intent of the ACT, the September 2020 Executive Order, the June 2025 Executive Order, and the remaining provisions of the ACF regulation, is to limit and ultimately discontinue the production and use of internal combustion engines because such engines have “tailpipe” emissions. Implementation of such regulations, and the continued uncertainty about potential future regulations and executive actions may slow, delay or prevent the adoption by fleets and other commercial customers of our vehicle fuels, particularly in California. Moreover, other states have enacted, or have taken steps to enact, similar regulations, which may slow, delay, change, or prevent the adoption of our vehicle fuels in those states as well. These actions could result in state funding and incentive programs being directed only to the adoption of zero emission vehicles.

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

After giving effect to the issuance of the Amazon Warrant (as defined in Note 14 – Stock Based Compensation in Part I, Item 1 of this report) and the Stonepeak Warrant (as defined Note 15 – Stockholders’ Equity in Part I, Item 1 of this report), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owned approximately 19% of our outstanding shares of common stock as of September 30, 2025. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees.

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

The following table summarizes the share repurchase activity during the three months ended September 30, 2025 (in thousands, except share and per share amounts).

				Maximum Number
				(or Approximate
				Dollar Value)
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Program
July 1, 2025 through July 31, 2025		$	—	$18,662
August 1, 2025 through August 31, 2025			—	18,662
September 1, 2025 through September 30, 2025			—	18,662
Total	—	$	—	$18,662

(a) Exclusive of fees and commissions.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5. —Other Information

The corporation terminated its corporate 10b5-1 plan, used for share repurchase purposes, on August 8, 2025.

On September 11, 2025, Robert Vreeland, Chief Financial Officer, terminated the trading arrangement for the sale of shares of the Company’s common stock he had previously adopted on September 11, 2024 (the “2024 Vreeland 10b5-1 Plan”) in accordance with Rule 10b5-1 of the Exchange Act. On September 5, 2025, Mr. Vreeland adopted a new trading arrangement for the sale of shares of the Company’s common stock in accordance with 10b5-1 of the Exchange Act (the “September 2025 Vreeland 10b5-1 plan”). The September Vreeland 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The September Vreeland 10b5-1 Plan provides for the sale of up to 671,020 shares of the Company’s common stock between September 5, 2025 and September, 4, 2026, pursuant to terms specified in the September Vreeland 10b5-1 Plan.

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2024 and 2025;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended September 30, 2024 and 2025;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2024 and 2025;
(v) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2024 and 2025; and
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

CLEAN ENERGY FUELS CORP.

Date: November 4, 2025	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)