Form 10-K
period 2025-12-31
Clean Energy Fuels Corp.
filed 2026-02-24
CIK 1368265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $336,172,900. The treatment of persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

As of February 17, 2026, there were 219,430,950 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this report.

Clean Energy Fuels Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology. The absence of these words, however, does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things, our future financial and operating performance, our growth strategies, including expectations regarding our delivery and sales of RNG (as defined below), station construction and development, our California Fleet Fund, the Cummins X15N engine, our investment in Pioneer Clean Fleet Solutions, and sale of U.S. federal, state and local government credits, and anticipated trends in our industry and our business.

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

We own registered or unregistered trademark or service mark rights to Clean Energy®. Although we do not use the “®” or “™” symbol in each instance in which one of our trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

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

PART I

Item 1.   Business.

Overview

Clean Energy Fuels Corp., a Delaware corporation, is a leading renewable energy company focused on the procurement and distribution of renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for the United States (“U.S.”) and Canadian transportation markets. RNG, which is delivered as either CNG or LNG, is created by the recovery and processing of naturally occurring, environmentally detrimental waste methane (“biogas”) from non-fossil fuel sources—such as dairy and other livestock waste and landfills—for environmentally beneficial use as a replacement for fossil-based transportation fuels at an affordable price. Methane is one of the most potent climate-harming greenhouse gases (“GHG”) with a comparative impact on global warming that is about 28 times more powerful than that of carbon dioxide. We are focused on developing, owning, and operating dairy RNG projects and supplying RNG (currently procured from third party sources) to our customers in the heavy and medium-duty commercial transportation sectors. We have participated in the alternative vehicle fuels industry for over 28 years. We believe we are in a unique position because the valuable Environmental Credits (as defined below) are generated by the party that dispenses RNG into vehicle fuel tanks, and we believe we have access to more dispensers than any other market participant.

Clean Energy also sells bulk natural gas in the form of LNG and CNG to customers ranging from marine cargo ships to space aircraft to large paper mills.

We believe we were the first organization to sell RNG as a vehicle fuel in the U.S., and sales of our RNG for such purpose have increased from 13.0 million gasoline gallon equivalents (“GGEs”) in 2013 to 237.4 million GGEs in 2025. We calculate one GGE to equal 125,000 British Thermal Units (“BTUs”) and, as such, one million BTUs (“MMBTU”) equals eight GGEs. We are North America’s leading provider of the cleanest fuel for the commercial transportation market, based on both the number of stations we operate and the amount of GGEs serviced and GGEs sold of RNG, in the form of CNG and LNG, which amounted to a total of 468 million GGEs in 2025. With the Company’s focus on RNG, our sales of RNG volume have grown from 12% of our vehicle fuel sales in 2013 to 88% of our vehicle fuel sales in 2025 (excluding GGEs from O&M (as defined below) services sales and non-vehicle sales). We believe that during 2025 we provided 50% and 32% of the RNG used for transportation fuel in California and the U.S., respectively.

As a comprehensive clean energy solutions provider, we also design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the U.S. and Canada; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, New Mexico and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives. We serve fleet vehicle operators in a variety of markets, including heavy-duty trucking, airports, refuse, public transit, industrial and institutional energy users, and government fleets. We believe these fleet markets will continue to present a growth opportunity for our vehicle fuels for the foreseeable future.

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

Given the potential growth and positive environmental impact of RNG, our mission is to secure and sell as much RNG supply as possible. To that end we believe owning RNG facilities that provide a portion of our demand is beneficial. We do that on our own as well as through partnerships with TotalEnergies S.E. (“TotalEnergies”), BP Products North America (“bp”) and Maas Energy. Further, we enter long-term RNG supply offtake agreements with well-known third parties that own RNG production facilities. Because our business transforms waste methane into a renewable source of energy, our RNG generates Environmental Credits under federal and state initiatives.

Depending on the source, the California Air Resources Board (“CARB”) has determined that RNG can have a significantly negative carbon intensity score, enabling our customers to achieve a net carbon negative emissions profile.

California Air Resources Board “Current Fuel Pathways” 2025

At present, we see the best use of RNG as a replacement for fossil-based fuel, primarily diesel, being in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of December 31, 2025, we deliver RNG to the transportation market through 582 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 27 fueling stations in Canada as of December 31, 2025. Critically, to generate Environmental Credits, the RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to sell substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2025, we served over 1,200 fleet customers operating over 65,000 vehicles on our fuels. We believe we are the only company in the U.S. that provides RNG vehicle fuel at scale in California and nationally.

Our Principal Products, Services and Other Business Activities

Our principal products, services and other business activities are described below. Information about the revenue we receive from these activities is discussed in this report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fuel Sales

We sell RNG and conventional natural gas, in the form of CNG and LNG, as fuel for medium and heavy-duty vehicles.

●	RNG is injected into natural gas pipelines, which allows RNG to be transported to vehicle fueling stations where it can be compressed and dispensed as CNG, and to liquefaction facilities where it is liquified and made into LNG. We source RNG from the DR JV (as defined below), and purchase RNG from bp and other third-party producers, comprising over 150 supply sources, typically under long-term RNG supply offtake agreements. In exchange for the agreement to offtake RNG supply, we and the supplier negotiate to determine what percentage share of the value of the Environmental Credit each party will retain. The value of the Environmental Credit is based on the realized value after the credit is sold to (purchased by) an obligated party or as agreed by the supplier and us as part of the negotiation. Our supply offtake agreements are variable and are based on actual RNG produced by the third-party producers, up to various maximum volume levels as governed by the arrangement. In 2025, our third-party sourced RNG consisted of 40% ADG and 60% LFG.

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

●	CNG is RNG or conventional natural gas that is compressed and dispensed in gaseous form. CNG is typically sold by obtaining RNG from our own RNG production facilities, third-party RNG suppliers or third-party RNG marketers or conventional natural gas from local utilities or third-party conventional natural gas marketers, compressing and storing it at a fueling station, and dispensing it directly into a vehicle. Our CNG vehicle fuel sales are primarily made through contracts with our customers or on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Through our subsidiary NG Advantage, LLC (“NG Advantage”), we also transport and sell CNG for non-vehicle purposes via virtual natural gas pipelines and interconnects to industrial and institutional energy users that do not have direct access to natural gas pipelines. NG Advantage also has the capability to transport CNG from production facilities to pipeline injection sites using its fleet of 96 high-capacity trailers.
●	LNG is RNG or conventional natural gas that is cooled at a liquefaction facility to approximately negative 260 degrees Fahrenheit until it condenses into a liquid. We obtain LNG from our own liquefaction plants and from third-party suppliers. For LNG obtained from our own liquefaction plants, we supply the RNG, sourced from our own RNG production facilities, third-party RNG suppliers or third-party RNG marketers, or conventional natural gas, sourced from local utilities or third-party conventional natural gas marketers, to our liquefaction plants. We own and operate LNG liquefaction plants near Boron, California and Houston, Texas, which we refer to as the “Boron Plant” and the “Pickens Plant,” respectively. The Boron Plant can produce 98.5 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The Pickens Plant can produce 23.7 million gallons of LNG per year and includes a tanker trailer loading system and a storage tank that can hold up to 830,000 usable gallons. The Company continues to source substantially all of its LNG from its own liquefaction plants, with supplemental volumes purchased from third-party sources as needed. We sell LNG for use as a vehicle fuel on a bulk basis to fleet customers and through our network of public access fueling stations. We deliver LNG with our fleet of 74 tanker trailers to fueling stations, where it is stored and then dispensed in liquid form into vehicles. The need to liquefy and transport LNG generally causes LNG to cost more than CNG. We sell LNG through supply contracts and on a per fill-up basis at prices we set at public access fueling stations based on prevailing market conditions. Additionally, we sell LNG for non-vehicle purposes, including to customers who use LNG in rocket propulsion and oil fields, and for utility, industrial, marine and rail applications.

Sales of Environmental Credits.   We generate Environmental Credits consisting of RINs and LCFS Credits when we sell RNG for use as a vehicle fuel in the U.S. We sell these Environmental Credits to third parties who must comply with federal and state emissions requirements. Generally, the number of Environmental Credits we generate increases as we sell higher volumes of RNG as a vehicle fuel. The number of Environmental Credits we sell and our revenue from these sales can vary depending on a number of factors, including the market for these credits, which has been volatile and subject to significant price fluctuations in recent periods (for example, in 2025, market prices for RINs were as high as $2.50 and as low as $2.05 and market prices for LCFS Credits were as high as $75.50 and low as $40.00), any changes to the federal and state programs under which the credits are generated and sold, and our ability to strictly comply with these programs.

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

Fueling transportation’s transition to renewable energy

The fuel we provide enables our customers to transition from diesel to a solution with significantly lower GHG emissions and air quality impacts today. We are committed to pushing ourselves and our partners further by helping to produce and distribute 100% RNG and continuing to achieve lower carbon intensity scores on the RNG every year. We are also committed to doing our part to reduce our own emissions across our operations and supply chain.

Building the workforce for the future of renewable energy

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

Advancing smart policies that drive the transformation to zero carbon fuels

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

Earning stakeholder trust

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

Over the past decade we have seen the transportation sector be the fastest growing end market for RNG, where RNG is used as a replacement for fossil-based fuel. This growth has been principally driven by an increased focus on reducing GHGs, as well as Environmental Credits to support the production of renewable transportation fuels. According to data released in 2025 by The Transport Project, a national organization dedicated to the development of a growing, profitable, and sustainable market for vehicles powered by alternative fuels, “in 2024, 86% of all-natural gas motor fuel dispensed for transportation use in the United States was RNG.” Further, RNG engines now commercially available for heavy-duty, regional-haul, refuse, transit, and vocational applications have been certified to satisfy CARB’s optional low nitrogen oxide (“NOx”) emission standard of 0.02 g/bhp-hr. This means that these engines emit 90% less smog-forming NOx than the existing regulatory standards, making them the lowest certified ultra-low NOx emission engines in the U.S.

Given public and investor calls for, and U.S. federal, state, and local regulatory trends and policies aimed at, reducing GHG emissions, we expect continued regulatory support for RNG as a replacement for fossil-based fuels and therefore continued and growing demand for RNG in the foreseeable future.

Increasing vehicle availability

RNG is a replacement for fossil-based fuels used in vehicles powered by internal combustion engines, including those traditionally fueled by gasoline or diesel. In the United States, a wide range of RNG-capable vehicles and engines are commercially available across heavy- and medium-duty applications, including long-haul and regional tractors, refuse trucks, transit and school buses, ready-mix trucks, delivery and vocational vehicles, and certain light-duty platforms such as pickup trucks and cargo and passenger vans.

Engine and vehicle availability for heavy-duty natural gas applications continued to expand in recent years. In 2024, Cummins Inc., a global engine manufacturer, introduced the X15N, a 15-liter natural gas engine designed for the heavy-duty truck market. The X15N is intended to support long-haul and regional haul operations and represents an additional engine option for fleets evaluating natural gas-powered vehicles.

In 2025, the Company launched its second heavy-duty truck demonstration program, featuring a Freightliner Cascadia Gen 5 day cab equipped with the Cummins X15N natural gas engine. The program is designed to provide fleet operators with the opportunity to evaluate heavy-duty vehicles powered by RNG under real-world operating conditions while utilizing the Company’s nationwide RNG fueling network. The program builds on the Company’s prior heavy-duty demonstration initiatives involving natural gas-powered vehicles.

In addition, in 2025 the Company made a $1.5 million strategic cost-method investment in Pioneer Clean Fleet Solutions, Inc (“Pioneer”). in exchange for 2,000,000 shares of its Series A Preferred Stock, which represented approximately 9% of the equity in the investee. Pioneer is a privately held company focused on providing low-carbon fleet leasing and fueling solutions. The investment is intended to support broader adoption of natural gas-powered heavy-duty vehicles by helping address certain barriers to fleet deployment, including vehicle access and financing solutions.

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

bp Joint Venture

On April 13, 2021, pursuant to a memorandum of understanding we entered into with bp in December 2020, we entered into an agreement (“bp JV Agreement”) with bp that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S. From inception to December 31, 2025, we and bp have collectively contributed approximately $455.5 million of equity to the bpJV. Currently, there are five ADG RNG projects in operation and one large ADG RNG project under construction, which is planned to be completed in 2026. Collectively, the six ADG RNG projects in the bpJV are currently estimated to produce up to 8.2 million GGEs of RNG annually, and 100% of the RNG produced from these projects will be available to us for sale as vehicle fuel pursuant to our existing marketing agreement with bp.

Maas Energy Works, LLC Joint Development

On May 8, 2024, the Company entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”), granting the Company the exclusive right, subject to the Company’s due diligence, to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms. Pursuant to the Maas JDA, the Company will provide financing to fund the development, construction, operation and maintenance of approved ADG RNG production projects, and Maas will manage and oversee the development, construction, operations and maintenance of such approved projects. The Company will record all the associated income/loss in earnings until a certain rate of return is achieved and then receive 49% of the income/loss in earnings with Maas receiving 51%. The Company contemplates investing up to $132.0 million of equity capital in production projects in connection with the Maas joint development. RNG produced from projects developed and constructed in connection with the Maas joint development will be available to the Company for sale as vehicle fuel.

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because it has the ability to exercise significant influence but does not control the Project LLC’s operations. In the year ended December 31, 2025, the Project LLC issued capital calls totaling $12.0 million, which has been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects

The Company’s Consolidated RNG Project

As of December 31, 2025, we had one ADG RNG project that we consolidate (“South Fork”), which was placed into service in the fourth quarter of 2025. South Fork is expected to produce an estimated 2.6 million GGEs of RNG per year, all of which will be available to us for sale to the vehicle fuels market.

Summary of RNG Projects

The following table summarizes the RNG projects in operation and under construction in our portfolio as of December 31, 2025

	Total Number of Projects	Estimated Production Capacity (GGEs in millions) (1)	Estimated Commercial Operation Date (2)
Projects in Operation
TotalEnergies JV	1	0.8
bpJV	5	4.5
South Fork	1	2.6
Total for Projects in Operation	7	7.9
Projects in Construction
bpJV	1	4.0	Q1 2026
Maas JDA	3	2.6	Q2 2026 to Q2 2027
Total for Projects in Construction	4	6.6
Total for Projects in Operation and Construction	11	14.5

(1) Production Capacity is calculated as dependent upon the collective volume of manure feedstock that we currently estimate the project(s) and related dairy operations are capable of producing, annually. Our estimated production for the project(s) may not reflect actual production from the projects, which depends on many variables including, but not limited to: (i) herd size; (ii) quantity and quality of the manure; (iii) operational up-time of the facility; and (iv) actual productivity of the facility.

This table represents 100% of production capacity of the facilities without regard to the equity ownership interests, which are detailed in Note 3 – Investments in Other Entities and Noncontrolling Interest in a Subsidiary to the accompanying consolidated financial statements. The Company receives all the volume produced as supply sources.

(2) Expected Commercial Operation Date (“COD”) for commencement of the RNG projects in construction is based on the Company’s estimate as of the date of this report. CODs are estimates and are subject to change as a result of, among other things, various factors outside of the Company’s control such as: (i) regulatory/permitting approval timing; (ii) disruption in supply chains; and (iii) construction challenges such as weather.

Tourmaline Joint Development

On April 18, 2023, we and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement (“the Tourmaline JDA”) to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, the construction of these CNG fueling stations will allow heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon and NOx alternative to gasoline and diesel. From inception to December 31, 2025, we and Tourmaline have collectively contributed approximately CAD$22.5 million of equity to the Tourmaline JDA. As of December 31, 2025, we operate four CNG fueling stations as part of the Tourmaline JDA in Edmonton, Calgary, Grande Prairie, Alberta and Kamloops, British Columbia. We expect to open additional CNG fueling stations in Chilliwack in British Columbia and Fort McMurray in Alberta in 2026, with additional locations being evaluated.

Use of environmental credits to promote RNG growth

When used as a transportation fuel, RNG generates additional revenue streams through Environmental Credits. These Environmental Credits are provided under a variety of programs, including the national Renewable Fuel Standards (“RFS”), and state-level LCFS programs.

The RFS program requires transportation fuel to contain a minimum volume of renewable fuel. To fulfill this regulatory mandate, the EPA obligates refiners and importers (“Obligated Parties”) to blend renewable fuel with standard fuel to meet renewable volume obligations (“RVOs”). Obligated Parties can comply with RVOs by either blending RNG into their existing fuel supply or purchasing RINs. RINs are generated when eligible renewable fuels are produced or imported and blended with a petroleum product for use as a transportation fuel. The RFS program has been a key driver of growth in the RNG industry since 2014 when the EPA ruled that RNG, when used as a transportation fuel, would qualify for D3 RINs (for cellulosic biofuels), which are generally the most valuable among the four categories of RINs. In 2025, we estimate that we generated 31% of all D3 RINs in the U.S.

The monetization of RNG also benefits from low-carbon fuel initiatives at the state-level, specifically from established programs in California, Oregon, New Mexico, and Washington. California’s LCFS (“CA LCFS”) program requires fuel producers and importers to reduce the carbon intensity (“CI”) of their products, with goals of a 10% reduction in carbon emissions from 1990 levels by 2020 and a 20% reduction by 2030. CARB awards CA LCFS credits to RNG projects based on each project’s CI score relative to the target CI score for gasoline and diesel fuels. The CI score represents the overall net impact of carbon emissions for each RNG pathway and is determined on a project-by-project basis. Because our business involves the capture and transformation of waste methane into a renewable source of energy, our customers are able to significantly reduce, if not eliminate, GHG emissions from their commercial transportation activities. Further, CARB calculates RNG produced by livestock farms as carbon negative, generating substantial incremental CA LCFS credits. Multiple other states, including New York and Illinois are considering LCFS initiatives like those implemented in California, Oregon, New Mexico, and Washington. In 2025, we estimate that we generated 46% of all LCFS credits under Bio-CNG and Bio-LNG pathways in the CA LCFS.

Our Strategy

We aim to maintain and increase our position as the leading provider of RNG to the commercial vehicle market in North America, and our goal is to deliver 100% RNG to our entire fueling infrastructure. We support this objective through a multi-pronged strategy of:

●	promoting the adoption by fleets of the Cummins X15N natural gas engine;
●	promoting the environmental and economic benefits of RNG for fleet vehicles already using conventional CNG and easily transitioning to lower emissions RNG;
●	increasing supply of RNG through the development of new project investment opportunities, expanding our existing supplier portfolio, and leveraging our existing fuel network and customer relationships;
●	empowering our customers to achieve their sustainability and carbon reduction objectives;
●	leveraging our management expertise; and

●	utilizing our environmental, health and safety and compliance leadership.

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

We believe that RNG has unique characteristics to both reduce harmful GHG emissions and be a fuel that can be priced less than incumbent fuels like diesel. Not only is RNG produced at dairies scored by CARB as having a much lower CI, but it also, on average, costs less per gallon than a gallon of diesel. By simultaneously replacing fossil-based fuels and reducing overall methane emissions, our business has a substantial positive environmental impact. In addition to its methane emission benefits, the increased production and use of RNG have several other environmental benefits. Anaerobically digested livestock waste produces significantly less odor than conventional storage and land application systems. The odor of stored livestock waste mainly comes from volatile organic acids and hydrogen sulfide, which has a “rotten egg” smell. In an anaerobic digester, volatile organic compounds are reduced to methane and carbon dioxide, which are odorless gases. The volatized fraction of hydrogen sulfide is captured with the collected ADG and destroyed. Anaerobic digestion provides several water quality and land conservation benefits as well. Digesters, particularly heated digesters, can destroy more than 90% of disease-causing bacteria that might otherwise enter surface waters and pose a risk to human and animal health. Digesters also reduce biochemical oxygen demand (“BOD”). BOD is one measure of the potential for organic wastes to reduce dissolved oxygen in natural waters. Because fish and other aquatic organisms need minimum levels of dissolved oxygen for survival, farm practices that reduce BOD protect the health of aquatic ecosystems. In addition to protecting local water resources, implementing anaerobic digesters on livestock facilities improves soil health. Adding digestate to soil increases the organic matter content, reduces the need for chemical fertilizers, improves plant growth and alleviates soil compaction. Further, digestion converts nutrients in manure to a more accessible form for plants to use. The risks of water and soil contamination from flooding of open lagoons are also mitigated by digesters.

Increasing supply of RNG through the development of new project investment opportunities, expanding our existing supplier portfolio, and leveraging our extensive fueling station network and customer relationships.

In our view, the market has not yet unlocked the full potential of RNG. We believe we were the first company to deliver RNG to the commercial vehicle fuels market, have the most extensive RNG fueling infrastructure and customer relationships, and our stations and customer relationships allow us to obtain and deliver substantially more RNG to vehicle operators than any other participant in the market. This is important because RNG must be placed in vehicle fuel tanks to generate the Environmental Credits.

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

As of December 31, 2025, we obtain RNG from over 220 supply sources. We believe that we have one of the largest and most diverse supply portfolios in the RNG industry, which allows us to provide certainty of RNG supply to our vehicle operator customers.

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

Environmental, health and safety and compliance leadership

Our executive team places the highest priority on the health and safety of our staff and third parties, as well as the preservation of the environment. Our corporate culture is built around supporting these priorities, as reflected in our well-established practices and policies. By setting and maintaining high standards in the renewable energy field, we are often able to contribute positively to the safety practices and policies of our partners and customers. Our high safety standards include use of wireless gas monitoring safety devices, active monitoring of all field workers, performing environmental health and safety (“EHS”) audits and using technology throughout our safety processes from employee training in compliance with operational processes and procedures to emergency preparedness. By extension, we incorporate our EHS standards into our subcontractor selection qualifications to ensure that our commitment to high EHS standards is shared by our subcontractors. For 2025, our Total Recordable Incident Rate (“TRIR”) was 1.1, which is lower than the 2024 national average of 2.6 TRIR for all industries. As of December 31, 2025, we have not received any U.S. Occupational Health and Safety Administration (“OSHA”) or state OSHA citations in the last five years.

How We Generate Revenue

We generate revenue from selling RNG and conventional natural gas as a vehicle fuel, as well as by selling the associated Environmental Credits. RNG volume made up 88% of our vehicle fuel sales in 2025, and our goal is for 100% of our vehicle fuel sales to be RNG. Although RNG has the same chemical composition as natural gas from fossil sources, it has unique Environmental Credits assigned to it due to its origin from low- and negative-carbon, renewable sources. The Environmental Credits that we sell are composed of RINs and state low-carbon fuel credits, including LCFS credits, which are generated from the conversion of biogas to RNG that is used as a transportation fuel.

In addition to revenues generated from sales of RNG and conventional natural gas as a vehicle fuel and Environmental Credits, we also generate revenues by providing O&M services for public and private RNG and natural gas vehicle fleet customer stations; selling and servicing compressors and other equipment used in RNG production and at RNG and natural gas stations; and obtaining federal, state and local tax credits, grants and incentives.

We are experts in the engineering, design and construction of fueling stations. When we build stations for customers, we charge construction, other fees, or lease rates based on the size and complexity of the project. Since 2008, we have served as the general contractor or supervised qualified third-party contractors to build over 470 fueling stations.

●	Equipment for RNG stations consists of compressors, storage tanks, and dispensers.
●	As operators deploy hydrogen-powered vehicles, we can modify our fueling stations and build additional stations to dispense clean hydrogen produced from our RNG. The equipment for hydrogen stations includes compressors, storage tanks, and dispensers, although the cost of adding hydrogen fueling may be significant.
●	We also have the capability to add high speed level 3 electric vehicle charging at our station sites, and our RNG can be used as a clean resource to power electric vehicles via on-site generation and/or routing to the electric grid serving our stations, although the cost of adding electric vehicle charging capacity may be significant.

Key Customer Markets

We serve customers in a variety of markets, including trucking, airports, refuse and public transit. We believe these customer markets are well-suited for the adoption of RNG and other alternative vehicle fuels because they consume relatively high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are facing increasingly stringent emissions or other environmental requirements. During the years ended December 31, 2023, 2024 and 2025, zero, one and one customer accounted for 10% or more of our total revenue, respectively.

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

California RNG Fleet Fund

Clean Energy’s California Fleet Fund is an incentive program to help California fleets transition to RNG. Fleets can receive up to $50,000 for a Freightliner or Peterbilt truck equipped with an X15N engine. These trucks must fuel at the Clean Energy network of stations in California. In 2025, customers did not contract any trucks under the California Fleet Fund, however we expect 50 trucks to be ordered under the California Fleet Fund in 2026.

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

Refuse

We believe that there are nearly 200,000 refuse trucks in the U.S. that collect and haul refuse and recyclables, which aggregately consume approximately two billion gallons of fuel per year. We estimate that approximately 60% of new refuse trucks are capable of operating on RNG, up from approximately 3% of new refuse trucks in 2008. Refuse haulers are increasingly adopting trucks that run on our vehicle fuels to realize operational savings and to address demands for reduced emissions from the public, investors, and governmental agencies. As of December 31, 2025, we fuel approximately 16,200 refuse vehicles for customers including Waste Management, Republic Services, Waste Connections, GFL Environmental, Atlas Disposal, Burrtec, CR&R, Recology and Waste Pro, among others. We also provide vehicle fueling services to municipal refuse fleets.

Public Transit

We believe that there are over 71,000 municipal transit buses operating in the U.S. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. Also, transit agencies typically fuel at a central location and use high volumes of fuel. We estimate that transit agencies in the U.S. consume approximately one billion gallons of fuel per year. Many transit agencies have been early adopters of vehicles using our fuels, and more than 30% of existing transit buses and approximately 25% of new transit buses can operate on RNG. As of December 31, 2025, public transit customers for which we serve include the Los Angeles County Metropolitan Transit Authority, New York MTA, Foothill Transit (Los Angeles County, California), Orange County Transit Authority, Santa Monica Big Blue Bus, Dallas Area Rapid Transit, Phoenix Transit, New Jersey Transit, Jacksonville Transportation Authority, NICE Bus (Nassau County, New York) and Washington Metro Area Transportation Authority.

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

Our operations are also subject to state renewable fuel standard regulations. The CA LCFS program requires producers of petroleum-based fuels to reduce the CI of their products, which began with a quarter of a percent in 2011 to a 10% total reduction by 2020, and a 20% total reduction by 2030. Petroleum importers, refiners and wholesalers can either develop their own low-carbon fuel products or buy LCFS credits from other companies that develop and sell low-carbon alternative fuels, such as biofuels, electricity, natural gas, or hydrogen. We are subject to a qualification process like that for RINs, including verification of CI levels and other requirements existing for LCFS credits.

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

On September 23, 2020, the California Governor issued an Executive Order N-79-20 setting goals for expanding the sale and use of zero-emission vehicles within California, including 100% of in-state sales of new passenger cars and trucks to be zero-emission by 2035, and 100% of medium- and heavy-duty truck vehicles in California to be zero-emission by 2045 for all operations where feasible. The Governor also directed CARB to develop and propose regulations to achieve these goals consistent with state and federal law. As a result, CARB adopted the Advanced Clean Truck (“ACT”) rule in June 2020 which mandates the manufacture of zero emissions trucks (“ZETs”) by January 2024, and the Advanced Clean Fleet (“ACF”) rule, adopted in April of 2023, which mandates fleets to increasingly purchase ZETs starting in 2025.  ACT received an EPA waiver from the Biden Administration whereas the ACF rule did not. Consequently, CARB chose to withdraw the ACF’s waiver application on January 13, 2025. In April 2025, Congress voted to repeal the federal waiver for the ACT, and the State of California subsequently filed a lawsuit with the intent of preserving the regulation. The timing of resolution of the litigation is uncertain, and absent a legal victory, California will face difficulties in implementing any provisions of the ACT. We expect California will face difficulties in implementing the ACT without significant fleet purchase requirements. In September 2025, CARB repealed the ACF provisions concerning high-priority fleets and drayage vehicles. Currently, ACF can only legally mandate state and local government fleets to purchase ZETs which may be insufficient to sustain the manufacturing numbers required by ACF over time. To succeed, ACT may need to be significantly modified to include low NOx trucks that meet a minimum of 50mg NOx emissions standard as set by CARB’s Omnibus rule. Executive Order B55-18 sets a statewide target to achieve carbon neutrality no later than 2045. The transitioning of California’s energy markets to increased reliance on renewable and carbon-free sources has the potential to create favorable market conditions for RNG but could also harm our vehicle fueling business. Future regulatory actions will be required to meet the state’s zero-emission and carbon neutrality targets.

Employees and our Human Capital

As of December 31, 2025, we employed 503 people. We have not experienced any work stoppages, and none of our employees are subject to collective bargaining agreements.

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

Sales and Marketing

We market our brands, products and services primarily through our direct sales force, which includes sales representatives covering all of our major geographic and customer markets, as well as attendance at trade shows, participation in industry conferences and events, and public relations, social media and paid advertising campaigns. Our sales and marketing teams also work closely with federal, state and local government agencies to provide education about the value of our vehicle fuels and to keep abreast of proposed and newly adopted regulations that affect our industry.

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

We have a total of 13 issued patents currently active, including 10 patents issued by the United States Patent and Trademark Office (“USPTO”) and 3 patents issued by the Canadian Intellectual Property Office (“CIPO”), expiring between 2027 and 2036. Additionally, we have 6 registered trademarks, including 3 trademarks registered with the USPTO and 3 trademarks registered with the CIPO, with renewal dates between 2026 and 2035, and 6 trademark applications pending, including 3 trademark applications pending with the USPTO and 3 trademark applications pending with the CIPO.

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

Factors that may influence the adoption of our vehicle fuels, many of which are beyond our control, include, among others: lack of demand for trucks that use our vehicle fuels; adoption or expansion of government policies, programs, funding or incentives, or increased publicity or popular sentiment in favor of vehicles or fuels other than RNG and natural gas, including long-standing support for diesel-powered vehicles, changes to emissions requirements applicable to vehicles and fleets powered by diesel, RNG, natural gas, or other vehicle fuels and/or growing support for renewable diesel, electric and hydrogen-powered vehicles; limitations on the capabilities of utilities to provide services to meet our requirements (for example, natural gas utilities may be unable to expand piping or provide services for new expansions, and electric utilities may lack the capacity to provide service for our projects); perceptions about the benefits of our vehicle fuels relative to diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety; increases, decreases or volatility in the supply, demand, use and prices of crude oil, diesel, RNG, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol; inertia among fleets and fleet vehicle operators, who may be unable or unwilling to prioritize converting a fleet to our vehicle fuels over an operator’s other general business concerns, particularly if the operator is not sufficiently incentivized by emissions regulations or other requirements or lacks demand for the conversion from its customers, drivers, or other stakeholders; vehicle cost, fuel efficiency, availability, quality, safety, convenience (to fuel and service), design, performance and residual value, as well as operator perception with respect to these factors, generally and in our key customer markets and relative to comparable vehicles powered by other fuels; the development, production, cost, availability, performance, sales and marketing and reputation of engines that are well-suited for the vehicles used in our key customer markets, including heavy-duty trucks and other fleets; increasing competition in the market for vehicle fuels generally, and the nature and effect of competitive developments in this market, including improvements in or perceived advantages of other vehicle fuels and engines powered by these fuels; the impact of federal or state laws, orders or regulations mandating or in support of new or additional limits on GHG emissions, “tailpipe” emissions or internal combustion engines, including the ACT, the September 2020 Executive Order, the ACF regulation, the January 2025 Executive Order, and the June 2025 Executive Order (each as defined below); the availability and effect of environmental, tax or other government regulations, such as the One Big Beautiful Bill Act (“OBBBA”), programs or incentives that promote our products or other alternatives as a vehicle fuel, including certain programs under which we generate credits by selling RNG as a vehicle fuel, as well as the market prices for such credits; and emissions and other environmental regulations and pressures on producing, transporting, and dispensing our fuels.

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

Our ability to balance supply with demand from customers is subject to risk where we are committed to acquire RNG produced by third-party producers that could exceed the level of demand of our customers. If we are unable to maintain an adequate supply of RNG or are oversupplied with RNG versus customer demand, our business, financial condition, and performance could be negatively affected. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations (see “Our Principal Products, Services and Other Business Activities—Sales of Environmental Credits” in this report for more information on the fluctuations in 2025). Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, such as any adverse impacts from the OBBBA, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the AFTC, which expired on December 31, 2024 and has not been renewed, or the Section 45Z Production Tax Credit would also adversely impact our revenue. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

Increases, decreases and general volatility in the prices of RNG, natural gas, crude oil, diesel, renewable diesel and Environmental Credits could adversely affect our business.

The prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits have been volatile, and this volatility may continue to increase. Factors that have caused, and may in the future cause, volatility in the prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits include, among others, changes in supply and availability of crude oil, RNG and other renewable transportation fuels, and natural gas, government regulations, inventory levels, customer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil and diesel or Environmental Credits, we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, geopolitical conditions, tariffs, military conflicts, instability in the Middle East as well as instability in other countries that are active oil producers such as Venezuela, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

Increased global cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our information systems and the confidentiality, availability and integrity of our data. There have been highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cybersecurity incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. Implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Despite implementing security measures, we have, from time to time, experienced cyberattacks or other cybersecurity incidents that have threatened our data and information systems. It is possible that future cybersecurity incidents could materially and adversely affect our business. We cannot provide assurance that our safety and security measures will prevent our information systems from improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cybersecurity incidents. Any information technology security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. A cybersecurity incident could occur and persist for an extended period without detection, and an investigation of any successful cybersecurity incident would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cybersecurity incidents. In addition, our information technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We have nearly completed stations that are not open for fueling operations. Some of these stations are subject to agreements that will expire prior to us being able to open such stations and, as a result, we will incur substantial additional costs and non-cash asset impairments or other charges to remove equipment located at such stations, which could cause the price of our common stock to decline. For example, our Liquified Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers, LLC (“Pilot”) expired in August 2025 per its terms. In connection with the decision for non-renewal of the Pilot agreement, and subsequent removal of the station equipment and site improvements, the Company recognized $54.4 million, in 2025, associated with accelerated depreciation expense and incremental asset retirement obligation (“ARO”) charges.

We also face many operational challenges in connection with our station design and construction activities. For example, we may not be able to identify suitable locations for the stations we or our customers seek to build. Additionally, even if preferred sites can be located, we may encounter land use or zoning difficulties, problems with utility services, challenges obtaining and retaining required permits and approvals or local resistance, including due to reduced operations of permitting agencies because of health crises or budgetary constraints, any of which could prevent us or our customers from building new stations on these sites or limit or restrict the use of new or existing stations. Any such difficulties, resistance or limitations or any failure to comply with local permit, land use or zoning requirements could restrict our activities or expose us to fines, reputational damage or other liabilities, which would harm our business and results of operations. In addition, we act as the general contractor and construction manager for new station construction and facility modification projects, and we typically rely on licensed subcontractors to perform the construction work. We may be liable for any damage we or our subcontractors cause or for injuries suffered by our employees or our subcontractors’ employees during the course of work on our projects.

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

We have, and expect to continue to seek, long-term fueling station construction, maintenance and fuel sale contracts with various government bodies, which accounted for 30%, 22% and 23% of our revenue in 2023, 2024 and 2025, respectively. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For example, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. Further, the termination of funding for a government program supporting any of our government contracts or any other governmental action that results in reduced support for our government contracts could result in the loss of anticipated future revenue attributable to the contract. Moreover, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice, and would only be required to pay for work completed and commitments made at or prior to the time of termination.

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

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, Environmental Credit sales and recognition of government credits, station construction sales, grants and incentives, such as AFTC, which expired on December 31, 2024 and has not been renewed; fluctuations in commodity, station construction and labor costs, including as a result of increased and/or new tariffs on equipment supply and raw materials; fluctuations in expenditures and resource commitments due to new ADG RNG project developments; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; weather and seasonality; contractual developments such as new contracts or renewals, amendments, modifications or terminations of existing contracts; and the other factors described in these risk factors.

Our performance in certain periods has also been affected by transactions or events that have resulted in significant cash or non-cash gains or losses. These or other similar gains or losses may not recur, in the same amounts or at all in future periods. These significant fluctuations in our operating results may render period-to-period comparisons less meaningful, such as with respect to periods impacted by non-cash asset impairment charges related to station closures, and investors in our securities should not rely on the results of one period as an indicator of performance in any other period. Additionally, these fluctuations in our operating results could cause our performance in any period to fall below the financial guidance we may have provided to the public or the estimates and projections of the investment community, which could negatively affect the price of our common stock.

A pandemic, epidemic or other infectious disease outbreaks may adversely harm our business.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan and committed to making an additional $100,000,000 of delayed draw term loans available for the two-year period after closing. As of December 31, 2025, we had total consolidated indebtedness of $226.7 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote or exclude the use of our vehicle fuels. These include various government programs that make grant funds available from the purchase of vehicles and construction of fueling stations or dairy digesters, as well as the AFTC, which expired on December 31, 2024 and has not been renewed, under which we generated revenue for our vehicle fuel sales. For example, the OBBBA, which was signed into law on July 4, 2025, includes a number of restrictions and additional requirements on the ability of taxpayers to claim or transfer certain tax credits historically claimed by the Company. Many of these additional requirements will be subject to future guidance issued by the U.S. Treasury Department.  The effect of the OBBBA and any such subsequent guidance could impact our ability to claim such tax credits and may adversely impact our financial results. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

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

In April 2023, CARB adopted the Advanced Clean Fleets (the “ACF”) regulation, which requires all public transit truck fleets, including municipal and other governments, be zero emission by 2042. The ACF regulation also sought to end the sale of combustion trucks in California in 2036. The ACF did not receive a federal EPA waiver and CARB chose to withdraw the ACF’s waiver application in January 2025. In September 2025, CARB repealed the ACF provisions concerning high-priority fleets and drayage vehicles. As it stands now, the ACF can only legally mandate state and local government fleets to purchase ZETs which may be insufficient to sustain the manufacturing numbers required by the ACF over time.

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

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant ((as defined in Note 12 – Stockholders’ Equity to the accompanying financial statements), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owned approximately 19% of our outstanding shares of common stock as of December 31, 2025. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. The Amazon Warrant was immediately exercisable by Amazon Holdings for 4.999% of our outstanding common stock when issued. Subject to additional vesting through fuel purchase from the Company pursuant to the Fuel Agreement, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company 61 days’ notice that it is waiving such limitation. The Stonepeak Warrant is exercisable at any time after December 12, 2025 for up to 9.999% of our common stock outstanding immediately after giving effect to such exercise, and Stonepeak’s beneficial ownership will initially be contractually limited to such beneficial ownership limitation unless Stonepeak gives the Company 61 days’ notice that it is waiving such limitation. TotalEnergies or other current or future large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors, mergers and acquisitions, or other extraordinary transactions. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

The market price of our common stock has experienced, and may continue to experience, significant volatility. Factors that may cause volatility in the price of our common stock, many of which are beyond our control, include, among others, the following: the factors that may influence the adoption of our vehicle fuels, as discussed elsewhere in these risk factors; our ability to implement our business plans and initiatives and their anticipated, perceived or actual level of success; failure to meet or exceed any financial guidance we have provided to the public or the estimates and projections of the investment community; the market’s perception of the success and importance of any of our acquisitions, divestitures, investments or other strategic relationships or transactions; the amount and timing of sales of, and prices for, Environmental Credits; actions taken by state or federal governments to mandate or otherwise promote or incentivize alternative vehicles or vehicle fuels over, or to the exclusion of, RNG; technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and other means of shareholder engagement with one another and the Company) and investor response to Company disclosures, the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock; changes in political, regulatory, health, economic and market conditions; and a change in the trading volume of our common stock.

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

Our information security program is regularly evaluated by internal and external experts with the results of those reviews reported to the Board of Directors, Audit Committee, and senior management. We also collaborate with thought leaders in cybersecurity including with key vendors, business partners, cybersecurity and data breach response counsel, and industry participants as part of our continuing efforts to evaluate and improve the effectiveness of our information security policies and procedures. This collaboration allows us to rapidly adopt industry best practices developed through firsthand experience mitigating cyber incidents.

When reviewing potential threats or cybersecurity incidents, our Board of Directors has delegated the authority to the Audit Committee to set up crisis incident management teams comprised of senior management and appropriate specialists. These crisis incident management teams report on an as needed basis to the Audit Committee and full Board of Directors to keep them informed and seek direction where necessary.

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

We own and operate the Boron Plant in Boron, California, approximately 125 miles from Los Angeles. In November 2006, we entered into a 30-year ground lease for the 36 acres on which this plant is situated. The Boron Plant can produce 98.5 million gallons of LNG per year and has a dual tanker trailer loading system and a 1.8 million gallon storage tank that can hold up to 1.5 million usable gallons. The plant had a production utilization rate of 59.3% and 59.2% for the years ended December 31, 2024 and 2025, respectively.

We own and operate the Pickens Plant, located in Willis, Texas. During the years ended December 31, 2023 and December 31, 2024, the Pickens Plant was offline in order to make major repairs and replace certain specialized equipment not readily available in the marketplace. In January, 2025, the Pickens Plant recommenced production of LNG. The Company capitalized costs of $2.2 million during the year ended December 31, 2025, to complete the major repairs and replace the specialized equipment. The Company recognized revenue of $6.2 million for the  year ended December 31, 2025, from the sale of LNG fuel volumes produced at the Pickens Plant.

We own, operate or supply 582 fueling stations in the U.S. and 27 in Canada. Fueling stations are facilities where RNG or conventional natural gas is dispensed in the form of CNG or LNG into the fuel tanks of vehicles for use as transportation fuel. We own station equipment throughout the U.S. (See Note 9 to the accompanying financial statements) that is used for dispensing CNG or LNG at properties we lease under long-term lease arrangements (See Note 15 to the accompanying financial statements). Additionally, we operate fueling stations or supply CNG or LNG to fueling stations where our customer owns the fueling station equipment. At these stations, we operate under the following arrangements: (i) provide O&M services on a per gallon or fixed fee basis and do not directly sell CNG or LNG, or (ii) provide O&M services and also have a fuel supply sales agreement for CNG or LNG with our customer.

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

Holders

There were approximately 52 holders of record of our common stock as of February 18, 2026. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of December 31, 2025, the Company has utilized a total of $31.3 million under the Repurchase Program from its inception to repurchase 14,301,158 shares of common stock, and a total of $18.7 million of authorized funds remain available for common stock repurchase under the Repurchase Program.

The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

No shares were repurchased during the year ended December 31, 2024. There were 4,913,818 shares repurchased during the year ended December 31, 2025 for a purchase price of $7.9 million. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners (as defined in Note 11 to the accompanying consolidated financial statements), to remain in compliance with covenants under the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program.  Any additional repurchases would require additional consent from the Company’s creditor, Stonepeak Partners.

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

The following graph compares the five-year total return to holders of our common stock relative to the cumulative total returns of the Nasdaq Global Market Index and the Russell 2000 Index. The graph assumes that $100 was invested in our common stock and in each of these indices at the close of market on December 31, 2020 (the last trading day before the beginning of our fifth preceding fiscal year). We chose to include the Russell 2000 Index because it includes issuers with similar market capitalizations and due to the lack of a comparable industry or line-of-business index or peer group, as we are the only actively traded public company whose only line of business is to sell natural gas for use as a vehicle fuel and the associated equipment and services necessary to use natural gas as a vehicle fuel.

Item 6.   [Reserved].

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our audited consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such consolidated financial statements. This section of this report generally discusses 2025 and 2024 items and year-to-year comparisons of 2025 to 2024. Discussions of 2023 items and year-to-year comparisons of 2024 and 2023 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.

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

As a clean energy solutions provider, we supply RNG (sourced from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture projects with TotalEnergies S.E. and BP Products North America, Inc. (“bp”) (see Note 3 to the accompanying consolidated financial statements) and conventional natural gas (sourced from third party suppliers), in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the United States (“U.S.”) and Canada; develop and own dairy ADG RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, New Mexico and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of December 31, 2025, we deliver RNG to the transportation market through over 580 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 27 fueling stations in Canada as of December 31, 2025.

Critically, to generate the Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of December 31, 2025, we served over 1,200 fleet customers operating over 65,000 vehicles on our fuels.

Over the longer term, we remain committed to RNG, which we believe is a viable, scalable clean fuel solution for medium- and heavy-duty transportation. At the same time, we continue to monitor the development and adoption of alternative use cases and technologies, including hydrogen‑powered and electric vehicles, and we evaluate how our existing assets and capabilities may support these solutions where economically viable. For example, we believe RNG may be used as a feedstock to generate electricity that could support electric vehicle charging and other applications. While RNG remains central to our long‑term strategy, we believe our platform provides flexibility to support a range of lower‑carbon transportation solutions as market conditions, customer preferences, and technology evolve.

Impact of Tariffs, Inflation and Interest Rates

We continue to monitor changes in the U.S. Government’s trade policy, including the tariffs announced by the U.S. Government in the current year. Trade restrictions and increases in tariffs did not have a significant effect on our business, financial condition, and results of operations during the year ended December 31, 2025. The Company does not directly import products from regions subject to significant tariff increases, however we do not know whether, or the extent to which, tariffs may impact our customers, which include fleet owners and operators across all heavy-duty trucking sectors. In addition, tariffs may increase the risk of elevated inflation, which may increase our input costs. The nature of such trade restrictions and tariffs remains unclear. For more information, see “Risk Factors” in Part I, Item 1A of this report.

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

As of December 31, 2025, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Year Ended December 31,

Revenue (in millions)	2023	2024	2025
Product revenue(1):
Volume-related(2)
Fuel sales(3) (5)	$287.0	$258.9	$287.7
Change in fair value of derivative instruments(4)	(0.2)	(0.1)	(1.7)
RIN Credits	25.9	39.0	32.2
LCFS Credits	9.9	9.9	13.1
AFTC(6)	20.9	23.8	0.2
Total volume-related product revenue	343.5	331.5	331.5
Station construction sales	26.4	25.2	34.0
Total product revenue	369.9	356.7	365.5
Service revenue(7):
O&M services	52.7	56.9	56.7
Other services	2.6	2.3	2.6
Total service revenue	55.3	59.2	59.3
Total revenue	$425.2	$415.9	$424.8
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6 to the accompanying financial statements.
(3)	Includes $60.6 million, $60.8 million and $66.1 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 12 to the accompanying financial statements) for the years ended December 31, 2023, 2024 and 2025, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program.

(5)	Includes net settlement of the Company’s commodity swap derivative instruments. For the years ended December 31, 2023, 2024 and 2025, net settlement payments recognized in fuel revenue were $4.9 million, $2.4 million and $0.0 million, respectively.
(6)	Represents the federal alternative fuel tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024.
(7)	O&M services revenue includes revenues earned from providing operating and maintenance services on natural gas fueling stations owned by our customers for fixed fees or per gallon fees based on the volume of fuel dispensed at the customer station. If we provide the fuel in addition to the O&M services, we include the revenues associated with providing the fuel in volume-related product revenue. More information about our GGEs serviced in the periods relating to O&M services is included below under “Key Operating Data.” Additionally, a discussion of service revenue is included below under “Results of Operations.”

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (4) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2023, 2024 and 2025. Certain gallons are included in both fuel and service volumes when the Company sells fuel (product revenue) to a customer and provides maintenance services (service revenue) to the same customer.

	Year Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,
correlating to total volume-related product revenue	2023	2024	2025
RNG(5)	225.7	236.7	237.4
Conventional natural gas	62.5	60.8	62.7
Total fuel volume	288.2	297.5	300.1

	Year Ended
	December 31,
Other operating data (in millions)	2023	2024	2025
Station construction cost of sales	$24.4	$24.4	$28.8
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(99.5)	$(83.1)	$(222.0)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $20.9 million, $23.8 million, and $0.2 million of AFTC revenue for the years ended December 31, 2023, 2024 and 2025, respectively.
(3)	Includes $60.6 million, $60.8 million and $66.1 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant (as defined in Note 12) for the years ended December 31, 2023, 2024 and 2025, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(0.2) million, $(0.1) million and $(1.7) million for the years ended December 31, 2023, 2024 and 2025, respectively. See Note 6 for more information regarding the commodity swap and customer contracts.
(5)	We predominantly source RNG from third parties. The TotalEnergies JV project began supplying us RNG in 2023, and five of the six bpJV projects began supplying us RNG in 2024. The amount of RNG supplied by our joint venture projects was less than 1% of RNG fuel volume sold in 2023, 2024 and 2025

The following table summarizes the production volumes from our RNG project portfolio for the years ended December 31 2023, 2024 and 2025:

	Year Ended
Production volume, GGEs (in millions)	December 31,
	2023	2024	2025
TotalEnergies JV
Number of projects	1	1	1
Production volume	0.4	0.8	0.8
bpJV
Number of projects	-	5	5
Production volume	-	1.0	1.5
Maas JDA
Number of projects	-	-	-
Production volume	-	-	-
South Fork
Number of projects	-	-	1
Production volume	-	-	0.4

The TotalEnergies JV project was placed into operation during 2023, and is expected to produce up to 0.8 million GGEs of RNG annually.

Five of six projects under the bpJV were in operation during 2024, with four of the projects being placed in operation during the summer of 2024. The six projects under the bpJV Agreement are estimated to produce up to 8.5 million GGEs of RNG annually. Our estimated production may not reflect actual production from the projects, which depends on many variables including, but not limited to: (i) quantity and quality of the manure; (ii) operational up-time of the facility; and (iii) actual productivity of the facility.

The Company’s consolidated South Fork Dairy project is described below in 2025-2026 Key Developments.

The joint development agreement project with Maas Energy Works, LLC (“Maas”) is currently under construction.

2025 – 2026 Key Developments

South Fork: The RNG facility located at South Fork Dairy in Dimmitt, Texas was successfully placed in service in the fourth quarter of 2025. The facility is one of the largest RNG production plants in the country. South Fork’s herd comprises 16,000 dairy cows and has the capability to produce approximately 2.6 million gallons of low-carbon RNG annually. The facility will process up to 300,000 gallons of dairy manure each day utilizing the four anaerobic digesters on-site, along with manure processing and advanced gas conversion equipment. The RNG produced is injected directly into an on-site gas line. The Company will receive 100 percent of the RNG fuel produced at South Fork Dairy.

Partial Repayment of Term Loan: The Company voluntarily repaid $65.0 million of principal towards the outstanding Stonepeak debt, bringing down the outstanding principal from $315.0 million to $250.0 million as of December 31, 2025.

Fueling Station Equipment Removal: In January 2025, we received notice from Pilot Travel Centers, LLC (“Pilot”) of non-renewal of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010 (“the Pilot Agreement”), which expired August 1, 2025, in accordance with the agreement. In March 2025, we made the decision to allow the Pilot Agreement to expire, and to remove the station equipment and site improvements from each of the sites. In connection with the removal of station equipment and site improvements, the Company recognized $54.4 million, for the year-ended December 31, 2025, associated with the accelerated depreciation expense and incremental asset retirement obligation charges.

Pickens Plant Repairs Completed: We own and operate the Pickens Plant, located in Willis, Texas. During the years ended December 31, 2023, and December 31, 2024, the Pickens Plant was offline to make major repairs and replace certain specialized equipment not readily available in the marketplace. In January 2025, the Pickens Plant recommenced production of LNG. The Company capitalized costs of $2.2 million, through December 31, 2025, to complete the major repairs and replace the specialized equipment. The Company recognized revenue of $6.2 million for the year-ended December 31, 2025, from the sale of LNG fuel volumes produced at the Pickens Plant.

OBBBA Tax Law Changes:  On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes substantial changes to the Internal Revenue Code, including making permanent many of the tax provisions enacted under the 2017 Tax Cuts and Jobs Act that were previously scheduled to expire at the end of 2025. The legislation also modifies, accelerates the phase‑out of, or otherwise affects a number of tax incentives targeting energy transactions and renewable energy investments, including certain incentives applicable to the Company’s operations. Significant provisions affecting the Company include the production tax credits (“PTCs”) generated in connection with certain renewable fuel and energy‑related projects. The OBBBA modifies the availability and duration of PTCs applicable to future production from certain projects, which may allow the Company to continue to benefit from such credits with respect to qualifying activities and production volumes, subject to statutory requirements and regulatory guidance. The Company is evaluating the potential impact of these changes on its current and planned projects. The ultimate benefit of future PTCs will depend on factors including production levels, credit eligibility, prevailing market conditions, and implementation guidance.

Sale of Investment Tax Credits (“ITC”): On June 30, 2025, our 50-50 joint venture with BP (the “bpJV”), sold $29.5 million in ITCs for gross proceeds of $27.2 million. The credits were generated by four of the dairy RNG production facilities.

Share Repurchase Activity: During the year-ended December 31, 2025, the Company repurchased 4,913,818 shares of common stock under its Repurchase Program (as defined in Note 12 to the accompanying consolidated financial statements). From the Repurchase Program’s inception, the Company has utilized a total of $31.3 million to repurchase a total of 14,301,158 shares of common stock. A total of $18.7 million of authorized funds remain available for common stock repurchases.

East Valley Dairy Farm Bankruptcy: In April 2024, the dairy farm partner to an ADG RNG production project located in East Valley, Idaho that is currently under construction by the bpJV filed for Chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Idaho (the “Bankruptcy Court”). The bpJV is party to contracts with the dairy farm partner and certain of its affiliates (“the Debtors”) to lease land and to receive manure feedstock for the ADG RNG production facility currently in construction.

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

As of December 31, 2025, the bpJV has invested approximately $265 million to fund construction of the project and other project-related costs. Remaining costs to complete the project are estimated to be approximately $4 million. Upon completion, the project is expected to produce approximately 3.5 million gallons of RNG annually.

Ash Grove Dairy Farm Bankruptcy: On June 11, 2025, Ash Grove Dairy LLP (“AGD”) filed for voluntary Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Minnesota (“the bankruptcy court”). The bpJV owns and operates a fully constructed and operational anaerobic digester facility producing RNG at the Ash Grove Dairy farm in Lake Benton, MN. The project is owned and operated through a wholly owned subsidiary, Ash Grove Renewable Energy, LLC (“ProjectCo”) of the bpJV.

The Debtor and ProjectCo have successfully reached an agreement on amended terms of the parties’ manure supply contract and related contracts. As such, on January 7, 2026, the Debtor filed a motion to assume and perform under the ProjectCo contracts, and on February 12, 2026, the Court granted the assumption motion. As of December 31, 2025, a plan has not yet been confirmed.

As of December 31, 2025, bpJV had an investment of approximately $20.8 million in ProjectCo that funded the construction of the project and other project-related costs.

Key Trends

Market for RNG and conventional natural gas as a Vehicle Fuel

According to CARB, RNG and conventional natural gas are cleaner than gasoline and diesel fuel based on the GHG emissions produced by vehicles operated by these fuels. Additionally, RNG and conventional natural gas are generally less expensive for vehicle operators than gasoline and diesel on an energy equivalent basis. According to the U.S. Energy Information Administration, demand for renewable and conventional natural gas fuels in the U.S. has increased in recent years and is expected to continue to increase. We expect our sales of RNG and conventional natural gas to grow as more companies look to operate in an increasingly sustainable way. In addition to pressure from lawmakers, regulators and non-governmental organizations, the investment community has dramatically increased demands on companies to diminish their contributions to climate change. We believe that RNG is the best tool available today to reduce climate-harming GHG and meet sustainability objectives.

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

We believe challenging market conditions are caused by a number of factors, including the following:

●	Volatile prices for oil and diesel, which may decrease the price advantage of our fuels. In addition, these pricing conditions have led us to reduce the prices we charge some customers for our fuels, which has reduced our profit margins.
●	With the change in presidential Administrations, the previous focus on electric vehicles has dramatically shifted to a more neutral policy on alternative fuels. The Trump Administration has rolled by most if not all federal EV mandates and incentives and have limited the ability for states like California to implement their own. Yet California continues to push for various measures to increase the use of electric, hydrogen and other zero-emission vehicles. Among other things, we believe many California lawmakers and regulators’ desire to limit and ultimately discontinue the production and use of internal combustion engines is because such engines have “tailpipe” emissions..

●	We believe the lack of substantial growth of heavy-duty trucks operated by RNG has been driven by an overall soft market in heavy-duty trucks purchases and the higher cost of the natural gas engine compared to a diesel engine. If these conditions continue, then the growth levels in this market will continue to be low. We believe the newest models of heavy-duty natural gas truck engines provide fleets with an attractive alternative to diesel engines allowing for emissions reductions and still have the same performance standards. To the extent these or other factors have contributed to curtailed demand or slowing growth in the market for our vehicle fuels, we believe they have also contributed to decreases in station construction activity in certain periods, as the success of this activity is dependent on the success of the market for our vehicle fuels generally. Moreover, we believe these factors have materially contributed to the volatility and declines in our stock price and market capitalization in recent years, which has and could in the future lead to decreased cash flows and indications of asset or goodwill impairment. If these adverse macroeconomic conditions and other uncertainties in our industry persist, our financial results and stock price may continue to be adversely affected.

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

See “Results of Operations” below for more information about our performance in 2024 and 2025.

Fuel Volume. The amount of RNG and conventional natural gas, in the form of CNG and LNG, that we sold increased by 0.9% from 2024 to 2025. While RNG volumes increased modestly year over year, we continue to believe that demand for RNG as a vehicle fuel is supported by its ability to significantly reduce lifecycle GHG emissions compared to conventional fossil‑based fuels, as well as ongoing focus by policymakers, regulators, non‑governmental organizations, and the investment community on emissions reduction initiatives. Demand for RNG can vary from period to period based on factors including vehicle availability, customer adoption timelines, fuel pricing, regulatory programs, and the pace of fleet conversion. Over the longer term, we believe RNG adoption may increase as fleets continue to evaluate lower‑carbon fuel alternatives and as additional RNG‑powered vehicle options become commercially available. To the extent demand for RNG increases, we expect our joint ventures with TotalEnergies, bp and Maas, together with our expanded RNG supply agreements, to support higher volumes of RNG vehicle fuel sold and increased generation of RINs and LCFS credits, which would positively impact volume‑related product revenue. However, increased demand for RNG may also result in greater competition for RNG supply, including from other vehicle fuel providers, gas utilities, and other RNG end users. To help support long‑term RNG supply availability, we continue to invest in RNG production projects and are pursuing the development and ownership of livestock waste ADG projects, both independently and through partnerships, including with TotalEnergies, bp, and Maas.

Environmental Credits. When we sell RNG for use as a vehicle fuel, we are eligible to generate RINs and LCFS Credits, which we then seek to sell to third parties.

The markets for RINs and LCFS Credits have been volatile and unpredictable in recent periods, and the prices for these credits have been subject to significant fluctuations. For example, in 2025, market prices for RINs have been as high as $2.51 and as low as $2.05. Additionally, the value of RINs and LCFS Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production levels of other fuels in the programs, or other conditions. See the risks discussed under “Our business is influenced by environmental, tax and other government regulations, programs and incentives that promote our vehicle fuels, and their modification or repeal could negatively affect our business,” in Part I, Item 1A of this report for more information. Further, our ability to generate revenue from sales of these credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream or incur substantial additional and unplanned expenses.

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

In October 2018, in support of our Zero Now truck financing program, we executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of five million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts were intended to manage risks related to the diesel-to-natural gas price spread in connection with the natural gas fuel supply commitments we made in our fueling agreements with fleet operators that participate in the Zero Now program.

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

We believe the critical accounting policies discussed below affect our more significant estimates made in preparing our consolidated financial statements. See Notes 1 and 2 to the accompanying financial statements for more information about these and our other significant accounting policies.

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

Our volume-related product revenue consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, AFTC incentives, and sales of RINs and LCFS Credits in addition to Amazon Warrant Charges (as defined in Note 12 to the accompanying financial statements) and changes in fair value of our derivative instruments.

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

Amazon Warrant Charges are determined based on the grant date fair value of the award, and the associated non-cash stock-based sales incentive charges, which are recorded as a reduction of revenue, are recognized as the customer purchases fuel and vesting conditions become probable of being achieved. See Note 1 to the accompanying financial statements for additional information.

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

AFTC was considered variable consideration because it can either increase or decrease the transaction price based on volumes of vehicle fuel sold. Additionally, AFTC was not recognized as revenue until it was authorized through federal legislation, which also provides a determinable price. We recognized revenue in the period the credit was authorized through federal legislation. The AFTC expired on December 31, 2024 and has not been renewed.

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

Accordingly, a goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million in the period ended March 31, 2025, which comprised the total amount of goodwill of the Company before giving effect to the impairment and is recognized as “Impairment of goodwill” on the consolidated statement of operations for the year ended December 31, 2025.

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

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

See Note 1 to the accompanying financial statements for information about recently adopted accounting pronouncements and recently issued accounting pronouncements.

Results of Operations

The discussions below compare our results of operations in 2025 and 2024.  Historical results are not indicative of the results to be expected in the current period or any future period.

2025 Compared to 2024

The table below presents, for each period, each line item of our statement of operations as a percentage of our total revenue for the period. The narrative that follows provides a comparative discussion of certain of these line items between periods.

	Year Ended
	December 31,
	2024	2025
Statements of Operations Data:
Revenue:
Product revenue	85.8%	86.0%
Service revenue	14.2	14.0
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	60.0	64.3
Service cost of sales	9.1	8.6
Selling, general and administrative	26.9	26.3
Depreciation and amortization	10.8	23.2
Impairment of Goodwill	—	15.1
Impairment of investments in equity securities	1.9	—
Total operating expenses	106.8	137.5
Operating loss	(8.7)	(37.6)
Interest expense	(7.7)	(12.4)
Interest income	3.4	2.7
Other income, net	—	0.6
Loss from equity method investments	(6.4)	(6.3)
Loss before income taxes	(19.4)	(53.0)
Income tax (expense) benefit	(0.6)	0.7
Net loss	(20.0)	(52.3)
Loss attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Clean Energy Fuels Corp.	(19.9)%	(52.2)%

Product revenue. Product revenue for 2025 increased by $8.8 million to $365.5 million, representing 86.0% of total revenue, compared to $356.7 million, representing 85.8% of total revenue, for 2024. The increase was primarily due to (1) increased volumes of vehicle fueling at our stations including $6.2 million of LNG sales from our Pickens plant that reopened in 2025 and higher pricing partially due to higher underlying natural gas commodity costs in 2025 as compared to 2024, partially offset by an increase of $5.3 million in non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant, resulting in a $28.8 million net increase in fuel sales in 2025 compared to 2024 and (2) an increase in station construction sales of $8.8 million due to increased construction activities. The increase in product revenue between periods was partially offset by (1) a decrease in RIN revenue of $6.8 million partially attributable to lower RIN credit prices partially offset by higher share of RIN values in 2025 when compared to 2024, (2) an increase in LCFS credits of $3.1 million primarily due to a higher share of LCFS values and higher low CI volume in 2025 when compared to 2024, (3) a decrease in AFTC revenue of $23.6 million due to the expiration of the programs in December 2024, and (4) a change in fair value of our commodity swap and customer contracts entered into connection with our truck financing program, as we recognized unrealized loss of $1.7 million in 2025 compared to an unrealized loss of $0.1 million in 2024.

Service revenue. Service revenue for 2025 increased $0.2 million to $59.4 million, representing 14.0% of total revenue, compared to $59.2 million, representing 14.2% of total revenue, for 2024. The increase was primarily due to an increase in GGEs serviced in 2025 when compared to those in 2024.

Product cost of sales. Product cost of sales for 2025 increased by $23.7 million to $273.3 million, representing 64.3% of total revenue, from $249.6 million, representing 60.0% of total revenue, in 2024. The increase was primarily due to higher underlying natural gas commodity costs and increased volumes of vehicle fueling at our stations, with a $4.4 million increase in station construction costs.

Service cost of sales. Service cost of sales for 2025 decreased by $1.3 million to $36.6 million, representing 8.6% of total revenue, from $37.9 million, representing 9.1% of total revenue, in 2024. The decrease was primarily due to less repair work performed at private stations.

Selling, general and administrative. Selling, general and administrative expenses were $111.8 million in each of 2025 and 2024.

Depreciation and amortization. Depreciation and amortization increased by $53.8 million to $98.6 million in 2025, from $44.7 million in 2024. The increase was primarily due to the accelerated depreciation expense relating to the change in depreciable life of the Pilot station assets. Refer to note 9 of the accompanying financial statements for further detail.

Impairment of Investments in Equity Securities. Impairment of Investments in Equity Securities decreased by $8.1 million to $0 million in 2025, from $8.1 million in 2024. The impairment was primarily due to the investee’s deteriorating financial results in late 2024.

Impairment of goodwill. Impairment of goodwill increased by $64.3 million in 2025, from $0 million in 2024.  This represents the goodwill impairment loss for the Company’s single reporting unit, which was recognized in the first quarter of 2025 in the amount of $64.3 million and comprises the total amount of goodwill of the Company.

Interest expense. Interest expense increased by $20.5 million to $52.7 million in 2025 from $32.2 million in 2024, primarily due to additional fees and non-cash adjustments associated with the Company’s voluntary partial prepayment of debt in December 2025 (Refer to Note 11 in the accompanying financial statements).

Interest income. Interest income decreased by $2.6 million to $11.4 million in 2025 from $14.0 million in 2024, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables.

Loss from equity method investments. Loss from equity method investments increased by $0.2 million to $26.7 million in 2025 from $26.6 million in 2024, due to the operating results of SAFE S.p.A., Rimere and our joint ventures with TotalEnergies and bp, and our other equity method investees.

Income tax (expense) benefit. Income tax benefit was $2.8 million in 2025 compared to income tax expense of $2.7 million in 2024. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and other indefinite-lived deferred tax liabilities, and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. In 2025 and 2024, we recorded a gain of $0.6 million and $0.6 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2025 and 2024 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $85.5 million in 2025, compared to cash provided by operating activities of $64.6 million in 2024. The increase in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of cash receipts, accruals, billings and payments.

Investing Activities. Cash provided by investing activities was $66.6 million in 2025, compared to cash used in investing activities of $77.7 million in 2024. The increase in cash provided by investing activities was primarily attributable to a $35.4 million increase in maturities of short-term investments and a $59.6 million decrease in purchases of short-term investments. In addition, purchases of and deposits on property, plant and equipment decreased by $39.3 million compared to the prior year, and investments in other entities declined by $19.9 million. These increases in cash provided were partially offset by a $19.3 million increase in payments and deposits on equipment and manure rights related to ADG RNG production projects.

Financing Activities. Cash used in financing activities was $82.1 million in 2025, compared to $1.9 million in 2024. The increase in cash used in financing activities was primarily attributable to the Company’s voluntary early prepayment of $65.0 million of principal under its Stonepeak Credit Agreement (as defined in Note 11 to the accompanying financial statements), as well as the Company’s payment of a related early prepayment fee of $5.3 million. The increase was also driven by $7.9 million of share repurchase activity during 2025.

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

Our business plan calls for approximately $25.0 million in capital expenditures in 2026. These capital expenditures primarily relate to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations. Further, in 2026, we anticipate deploying up to approximately $42.0 million to develop ADG RNG production facilities. As of December 31, 2025, we have invested $365.6 million in the development of ADG RNG production facilities, which includes $283.9 million contributed to our joint ventures.

We had total indebtedness, consisting of our debt and finance leases, of approximately $254.0 million in principal amount as of December 31, 2025, of which approximately $1.4 million, $1.5 million, $0.7 million, $250.3 million, $0.1 million and $0.0 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively. Based on our outstanding indebtedness and applicable interest rates as of December 31, 2025, we expect our total interest payment obligations relating to our indebtedness to be approximately $29.2 million for the year ending December 31, 2026. We plan to and believe we are able to make all expected principal and interest payments in the next 12 months.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $156.4 million as of December 31, 2025, of which approximately $17.2 million, $17.4 million, $17.4 million, $16.7 million, $15.9 million and $71.9 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives, cash provided by financing activities, and sales of assets. As of December 31, 2025, excluding current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $156.1 million, compared to $217.5 million as of December 31, 2024.

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

Material Cash Requirements

The table below presents our material cash requirements, including the scheduled maturities of our contractual obligations and our commitments for capital expenditures as of December 31, 2025. This table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments Due by Period
		Less than			More than
Contractual Obligations: (in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt (1)	$345,322	$24,151	$48,345	$272,826	$—
Finance lease obligations (2)	4,510	1,629	2,378	503	—
Operating lease commitments (3)	156,430	17,162	34,831	32,562	71,875
Long-term take-or-pay contracts (4)	9,938	9,938	—	—	—
Construction contracts (5)	16,691	16,691	—	—	—
Total	$532,891	$69,571	$85,554	$305,891	$71,875
(1)	Represents long-term debt, including future interest payments, to finance acquisitions, equipment purchases and development of RNG production projects.
(2)	Consist of finance lease obligations, including future interest payments, relating to financing of equipment purchases.
(3)	Represent various leases including ground leases for our Boron, California plant and fueling stations, property leases relating to our office spaces, and leases for equipment.
(4)	Represent estimated commitment relating to our long-term, quarterly natural gas purchase contracts with a take-or-pay commitment.
(5)	Consist of our obligations to fund various fueling station construction projects including our commitment to construct certain fueling stations in Canada pursuant to the Joint Development Agreement with Tourmaline of which 50% of the station construction costs is expected to be reimbursed by Tourmaline. The amount presented is net of amounts funded through December 31, 2025 and excludes contractual commitments relating to station sales contracts.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $65.2 million;
●	A loan commitment to an equity method investee;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments, the amount of which is shown under “Contractual Obligations” above; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

As of December 31, 2025, we had quarterly fixed-price natural gas purchase contracts with take-or-pay commitments extending through March 2026.

In addition, as of December 31, 2025, we had a fixed supply arrangement with UPS for the supply and sale of 170.0 million GGEs of RNG through March 2026.

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

Natural gas costs represented $190.6 million, $124.0 million, and $143.0 million of our cost of sales in 2023, 2024, and 2025, respectively.

We have prepared a sensitivity analysis to estimate our exposure to price risk with respect to our commodity swap contracts. If the diesel-to-natural gas price spread were to fluctuate by 10% as of December 31, 2025, we would expect a corresponding fluctuation in the fair value of our commodity swap contracts of approximately $0.2 million.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2025, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We have performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of December 31, 2025, we would expect a corresponding fluctuation in the value of the net assets to be $0.3 million.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clean Energy Fuels Corp. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Application of tax laws and regulations

As discussed in Note 1 and 7 to the consolidated financial statements, the Company recognized $16.6 million of investment tax credits (ITCs) within Prepaid expenses and other current assets as of December 31, 2025. The investment tax credit under Section 48 of the Internal Revenue Code was expanded to include qualified biogas property and is available for the Company’s Renewable Natural Gas (RNG) dairy projects. These ITCs are non-refundable tax credits that are transferable under Section 6418. The Company elected a policy to account for the ITCs outside of ASC 740, Income Taxes, and analogize to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The application of tax laws and regulations to determine the qualified biogas property costs that comprise the basis for the ITC is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings.

We identified the evaluation of the Company’s application of tax laws and regulations related to ITCs as a critical audit matter. Challenging auditor judgment, and specialized skills and knowledge, were required to evaluate the ITCs generated from one of the Company’s RNG dairy projects because of the need to interpret and apply the relevant tax laws and regulations.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s investment tax credit process, including a control over the Company’s interpretation and application of the relevant tax laws. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the eligibility of the qualified biogas property costs incurred under Section 48 of the Internal Revenue Code that are the basis of ITCs to determine appropriate application of the tax laws and regulations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Irvine, California

February 24, 2026

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$91,562	$157,756
Short-term investments	127,970	552
Accounts receivable, net of allowance of $1,965 and $2,069 as of December 31, 2024 and December 31, 2025, respectively	107,683	100,793
Other receivables	14,630	6,193
Inventory	43,434	43,906
Notes receivable - related party	2,372	—
Prepaid expenses and other current assets	26,117	41,139
Total current assets	413,768	350,339
Operating lease right-of-use assets	90,598	87,922
Land, property and equipment, net	365,319	324,040
Notes receivable and other long-term assets, net	38,245	22,194
Investments in other entities	265,268	262,325
Goodwill	64,328	—
Intangible assets, net	6,365	9,896
Total assets	$1,243,891	$1,056,716
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$40	$52
Current portion of finance lease obligations	920	1,303
Current portion of operating lease obligations	8,027	9,095
Accounts payable	33,301	26,176
Accrued liabilities	105,563	96,106
Deferred revenue	6,871	18,423
Total current liabilities	154,722	151,155
Long-term portion of debt	265,327	226,727
Long-term portion of finance lease obligations	1,766	2,531
Long-term portion of operating lease obligations	89,049	85,920
Other long-term liabilities	13,496	25,316
Total liabilities	524,360	491,649
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 223,456,994 shares and 219,331,992 shares issued and outstanding as of December 31, 2024 and December 31, 2025, respectively	22	22
Additional paid-in capital	1,730,090	1,796,957
Accumulated deficit	(1,012,542)	(1,234,566)
Accumulated other comprehensive loss	(4,297)	(2,992)
Total Clean Energy Fuels Corp. stockholders’ equity	713,273	559,421
Noncontrolling interest in subsidiary	6,258	5,646
Total stockholders’ equity	719,531	565,067
Total liabilities and stockholders’ equity	$1,243,891	$1,056,716

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2024	2025
Revenue:
Product revenue	$369,824	$356,709	$365,467
Service revenue	55,335	59,156	59,366
Total revenue	425,159	415,865	424,833
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	309,901	249,627	273,283
Service cost of sales	33,719	37,918	36,642
Selling, general and administrative	112,265	111,834	111,838
Depreciation and amortization	45,674	44,737	98,606
Impairment of goodwill	—	—	64,328
Impairment of investments in equity securities	—	8,102	—
Total operating expenses	501,559	452,218	584,697
Operating loss	(76,400)	(36,353)	(159,864)
Interest expense	(22,924)	(32,179)	(52,687)
Interest income	11,148	14,005	11,383
Other income, net	165	106	2,449
Loss from equity method investments	(12,510)	(26,576)	(26,737)
Loss before income taxes	(100,521)	(80,997)	(225,456)
Income tax (expense) benefit	423	(2,692)	2,820
Net loss	(100,098)	(83,689)	(222,636)
Loss attributable to noncontrolling interest	601	619	612
Net loss attributable to Clean Energy Fuels Corp.	$(99,497)	$(83,070)	$(222,024)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.45)	$(0.37)	$(1.01)
Weighted-average common shares outstanding:
Basic and diluted	222,904,785	223,346,127	220,648,541

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31, 2023			Year Ended December 31, 2024			Year Ended December 31, 2025
	Clean Energy	Noncontrolling		Clean Energy	Noncontrolling		Clean Energy	Noncontrolling
	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total	Fuels Corp.	Interest	Total

Net loss	$(99,497)	$(601)	$(100,098)	$(83,070)	$(619)	$(83,689)	$(222,024)	$(612)	$(222,636)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of $0 tax in 2023, 2024 and 2025	1,261	—	1,261	(2,397)	—	(2,397)	1,520	—	1,520
Reclassification of gain on extinguishment of loan receivable classified as available-for-sale securities, to earnings (Note 3)	—	—	—	—	—	—	(215)		(215)
Unrealized gain (loss) on available-for-sale securities, net of $0 tax in 2023, 2024 and 2025	342	—	342	219	—	219		—	—
Total other comprehensive income (loss), net of tax	1,603	—	1,603	(2,178)	—	(2,178)	1,305	—	1,305
Comprehensive loss	$(97,894)	$(601)	$(98,495)	$(85,248)	$(619)	$(85,867)	$(220,719)	$(612)	$(221,331)

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Additional		Other	Noncontrolling	Total
			Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Equity
Balance, December 31, 2022	222,437,429	22	1,553,668	(829,975)	(3,722)	7,478	727,471
Issuance of common stock, net of issuance costs	589,537	—	685	—	—	—	685
Shares withheld related to net share settlement	—	—	(175)	—	—	—	(175)
Stock-based compensation	—	—	23,336	—	—	—	23,336
Stock-based sales incentive charges	—	—	38,388	—	—	—	38,388
Issuance of common stock warrants	—	—	42,435	—	—	—	42,435
Net loss	—	—	—	(99,497)	—	(601)	(100,098)
Other comprehensive loss	—	—	—	—	1,603	—	1,603
Balance, December 31, 2023	223,026,966	22	1,658,339	(929,472)	(2,119)	6,877	733,647
Issuance of common stock	430,028	—	474	—	—	—	474
Shares withheld related to net share settlement	—	—	(340)	—	—	—	(340)
Stock-based compensation	—	—	10,803	—	—	—	10,803
Stock-based sales incentive charges	—	—	60,764	—	—	—	60,764
Issuance of common stock warrants	—	—	50	—	—	—	50
Net loss	—	—	—	(83,070)	—	(619)	(83,689)
Other comprehensive loss	—	—	—	—	(2,178)	—	(2,178)
Balance, December 31, 2024	223,456,994	22	1,730,090	(1,012,542)	(4,297)	6,258	719,531
Issuance of common stock	788,816	0	302	—	—	—	302
Repurchase of common stock	(4,913,818)	(0)	(7,938)	—	—	—	(7,938)
Shares withheld related to net share settlement	—	—	(499)	—	—	—	(499)
Stock-based compensation	—	—	8,869	—	—	—	8,869
Stock-based sales incentive charges	—	—	66,101	—	—	—	66,101
Issuance of common stock warrants	—	—	32	—	—	—	32
Net loss	—	—	—	(222,024)	—	(612)	(222,636)
Other comprehensive income	—	—	—	—	1,305	—	1,305
Balance, December 31, 2025	219,331,992	$22	$1,796,957	$(1,234,566)	$(2,992)	$5,646	$565,067

See accompanying notes to consolidated financial statements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,

	2023	2024	2025
Cash flows from operating activities:
Net loss	$(100,098)	$(83,689)	$(222,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,674	44,737	98,606
Provision for credit losses and inventory	1,773	2,682	4,007
Stock-based compensation expense	23,336	10,803	8,869
Stock-based sales incentive charges	60,609	60,764	66,101
Change in fair value of derivative instruments	158	131	1,664
(Gain)/Loss on sale of BTR equity and convertible promissory note	—	—	(2,058)
Amortization of debt financing costs	1,571	4,775	5,294
Amortization of discounts and Section 30C tax credit	(6,279)	(6,343)	(4,162)
Loss on disposal of property and equipment	863	468	2,707
Loss on extinguishment of debt	5,367	—	11,515
Extinguishment of unamortized discount on expiration of deferred drawdown	—	—	11,260
Asset impairments and other charges	634	380	—
Impairment of goodwill	—	—	64,328
Impairment of investments in equity securities	—	8,102	—
Loss from equity method investments	12,510	26,576	26,737
Non-cash lease expense	6,854	9,385	9,017
Deferred income taxes	(515)	2,630	(2,876)
Accretion of ARO liabilities	—	—	393
Changes in operating assets and liabilities:
Accounts and other receivables	(7,711)	(8,177)	(2,788)
Inventory	(11,391)	(57)	(4,435)
Prepaid expenses and other assets	510	6,033	2,285
Operating lease liabilities	(3,957)	(6,087)	(8,402)
Accounts payable	14,770	(18,784)	(1,590)
Deferred revenue	(883)	2,205	11,476
Accrued liabilities and other	(18)	8,045	10,217
Net cash provided by operating activities	43,777	64,579	85,529
Cash flows from investing activities:
Purchases of short-term investments	(491,253)	(914,210)	(854,581)
Maturities and sales of short-term investments	479,288	950,644	986,021
Payment and deposits on equipment and manure rights for ADG RNG production projects	(20,348)	(14,959)	(34,205)
Purchases of and deposits on property and equipment	(100,934)	(64,997)	(25,679)
Grant proceeds for capital projects	1,947	952	—
Proceeds received for joint development and construction of station projects	3,224	6,980	3,359
Disbursements for loans receivable	(3,500)	(10,398)	(4,000)
Proceeds from paydowns, maturities, and sales of loans receivable	2,256	310	3,544
Investments in other entities	(73,450)	(32,892)	(16,488)
Advance to DR JV	(5,500)	—	—
Proceeds from repayment of advance by DR JV	5,500	—	—
Proceeds from settlement of insurance claims	495	314	—
Proceeds from disposal of property and equipment	262	576	5,128
Net cash provided by (used in) provided by investing activities	(202,013)	(77,680)	63,099
Cash flows from financing activities:
Issuance of common stock	242	64	(37)
Repurchase of common stock	—	—	(7,938)
Payment of tax withholdings on net settlement of equity awards	(175)	(340)	(499)
Fees paid for lender and debt issuance costs	(9,484)	(890)	—
Proceeds for Adopt-A-Port program	955	3,390	465
Repayment of proceeds for Adopt-A-Port program	(1,441)	(1,934)	(2,549)
Proceeds from debt instruments	300,255	—	—
Repayments of debt instruments and finance lease obligations	(151,148)	(2,234)	(1,217)
Repayment of Stonepeak Debt	—	—	(65,000)
Payments of debt extinguishment costs	(83)	—	(5,336)
Net cash provided by (used in) financing activities	139,121	(1,944)	(82,111)
Effect of exchange rates on cash, cash equivalents and restricted cash	128	(356)	(323)
Net increase in cash, cash equivalents and restricted cash	(18,987)	(15,401)	66,194
Cash, cash equivalents and restricted cash, beginning of period	125,950	106,963	91,562
Cash, cash equivalents and restricted cash, end of period	$106,963	$91,562	$157,756
Supplemental disclosure of cash flow information:
Income taxes paid	$77	$60	$41
Interest paid, net of $2,587 and $2,057, $7,120 capitalized, respectively	$16,360	$27,402	$14,958
Supplemental disclosure of non-cash financing activity:
Interest paid-in-kind	$—	$—	$(15,000)

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

As a comprehensive clean energy solutions provider, the Company also designs and builds, as well as operates and maintains, public and private vehicle fueling stations in the United States and Canada; sells and services compressors and other equipment used in RNG production and at fueling stations; transports and sells RNG and conventional natural gas, in the form of CNG and LNG, via “virtual” natural gas pipelines and interconnects; sells U.S. federal, state and local government credits it generates by selling RNG in the form of CNG and LNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon, New Mexico and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”); and obtains federal, state and local tax credits, grants and incentives.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consisted of the following as of December 31, 2024 and 2025 (in thousands):

	December 31,	December 31,
	2024	2025
Raw materials and spare parts	$43,434	$43,906
Total inventory	$43,434	$43,906

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

Grant proceeds received for the years ended December 31, 2023 and 2024 were approximately $1.9 million and $1.0 million, respectively. No grant proceeds were received for the year ended December 31, 2025. Gross grant proceeds of $26.8 million and $22.9 million were included in “Land, property and equipment, net” in the accompanying consolidated balance sheets as of December 31, 2024 and 2025, respectively. Related accumulated amortization of the grant proceeds was $18.0 million and $15.0 million as of December 31, 2024 and 2025, respectively. The Company recorded amortization expense relating to grant proceeds of $1.5 million, $1.1 million and $1.7 million for the years ended December 31, 2023, 2024 and 2025, respectively.

Leases

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

There were no impairments of the Company’s long-lived assets in the years ended December 31, 2023, 2024 and 2025.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives of intangible assets with finite useful lives are one to eight years for customer relationships, one to fifty years for acquired contracts, two to ten years for trademarks and trade names, and three years for non-compete agreements.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s intangible assets as of December 31, 2024 and 2025 were as follows (in thousands):

	2024	2025
Customer relationships	$5,376	$5,376
Acquired contracts	10,749	15,249
Trademark and trade names	2,700	2,700
Non-compete agreements	860	860
Total intangible assets	19,685	24,185
Less accumulated amortization	(13,320)	(14,289)
Net intangible assets	$6,365	$9,896

No amortization expense relating to intangible assets was recognized for the years ended December 31, 2023, 2024 and, $0.1 million was recognized in 2025.

In connection with the Company’s investment in anaerobic digester gas (“ADG”) RNG production projects, the Company acquired contractual rights relating to manure feedstock totaling $0.0 million and $4.5 million in 2024 and 2025, respectively. The amounts paid for contractual rights to manure feedstock are classified and included under “Acquired contracts” in the table above. The acquired contractual rights to manure feedstock have a contractual term ranging from 20 to 50 years and will be amortized over the contractual term using the straight-line method of amortization, commencing on the date of commercial operation of the ADG RNG facility.

Estimated amortization expense subsequent to the year ended December 31, 2025 is expected to be approximately $0.5 million in 2026, $0.5 million in 2027, $0.5 million in 2028, $0.5 million in 2029, $0.5 million in 2030, and $12.9 million thereafter.

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

Accordingly, a goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million in the period ended March 31, 2025, which comprised the total amount of goodwill of the Company before giving effect to the impairment and is recognized as “Impairment of goodwill” on the consolidated statement of operations for the year-ended December 31, 2025.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of this impairment loss, the Company has no goodwill remaining as of December 31, 2025.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value of derivative instruments relate to the Company’s commodity swap and customer fueling contracts under the Zero Now truck financing program. The contracts are measured at fair value with changes in fair value recorded in the accompanying consolidated statements of operations in the period incurred. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from existing and anticipated customer fueling contracts under the Company’s Zero Now truck financing program. See Note 6 for more information about these derivative instruments. For the years ended December 31, 2023, 2024 and 2025, changes in the fair value of commodity swaps and customer contracts amounted to a losses of $0.2 million, $0.1 million, and $1.7 million, respectively.

AFTC is generated when RNG or conventional natural gas is sold for use as fuel to operate a motor vehicle. The AFTC expired on December 31, 2024 and has not been renewed. See discussion under “Alternative Fuel Excise Tax Credit” below for more information about AFTC, which is not recognized as revenue until the period the credit is authorized through federal legislation.

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

Other services

The majority of other services revenue consist of sales of used natural gas heavy-duty trucks purchased by the Company and management fees relating to management services provided to the Company’s equity method investees and joint ventures with TotalEnergies and bp (each as defined in Note 3). Revenue on sales contracts of used natural gas trucks is recognized at the point in time when the customer accepts delivery of the truck. Management fee revenue is recognized over time on a monthly basis as services are rendered by the Company.

Alternative Fuel Excise Tax Credit

Under separate pieces of U.S. federal legislation, the Company was eligible to receive a federal alternative fuel excise tax credit (“AFTC”) for its natural gas vehicle fuel sales made between October 1, 2006 and December 31, 2024 (as amended by the Inflation Reduction Act of 2022 (the “IRA”)). The AFTC credit was equal to $0.50 per GGE of CNG that the Company sold as vehicle fuel, and $0.50 per diesel gallon of LNG that the Company sold as vehicle fuel in 2023 and 2024.

Based on the service relationship with its customers, either the Company or its customer claimed the credit. The Company recorded its AFTC credits, if any, as revenue in its consolidated statements of operations because the credits were fully payable to the Company and did not offset income tax liabilities. As such, the credits were not deemed income

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax credits under the accounting guidance applicable to income taxes. The AFTC credit expired on December 31, 2024 and has not been renewed.

LNG Transportation Costs

The Company records the costs incurred to transport LNG to its customers in “Product cost of sales” in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were immaterial for the years ended December 31, 2023, 2024 and 2025.

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

Stonepeak Warrant

The Stonepeak Warrant (as defined in Note 12), issued in conjunction with the funding of the Senior Term Loan, is deemed as a separate unit of account from the Loan Facility based on evaluation of the contractual terms of the Stonepeak Credit Agreement and the Warrant Agreement (as defined in Notes 11 and 12, respectively). As a result, amounts are allocated to the Stonepeak Warrant using the relative fair value method and are accounted for as paid-in capital. The Stonepeak Warrant is classified as an equity instrument because the underlying warrants (1) do not embody an obligation of the Company, (2) are deemed to be indexed to the Company’s own common stock, and (3) meet all the conditions for equity classification. As a result, the Stonepeak Warrant is measured at fair value as of the issuance date, and subsequent changes in fair value will not be recognized in earnings. The fair values of the Stonepeak Warrant as of the issuance date were determined using the Black-Scholes option pricing model. In addition, upon the recognition of the Stonepeak Warrant, the Company recognized a warrant asset and additional debt discount to the gross principal of the Senior Term Loan. The additional debt discount relating to the Stonepeak Warrant will be amortized using the interest method in accordance with ASC 835-30, Imputation of Interest, over the contractual term of the Loan Facility and will be recognized in earnings as interest expense in the consolidated statements of operations. The warrant asset will be proportionately

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt.

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

Investment Tax Credit

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law and offers tax incentives targeting renewable energy technologies. The investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code (“IRC”) was expanded to include qualified biogas property and is available for the Company’s RNG dairy projects. These ITCs are non-refundable tax credits that are transferable under Section 6418. GAAP does not directly address how the transferability feature in credits affects the accounting for the generation or sale of those credits. As such, the Company believes there are a number of acceptable approaches to account for the aforementioned ITCs. The Company elected a policy to account for the ITC outside of ASC 740, Income Taxes, and analogize to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company records the ITC, at fair value, when it is considered probable that the Company will receive the ITC which the Company has determined is when the RNG production facility is placed into service.

During the year ended December 31, 2025, the Company recorded ITC assets within “Prepaid expenses and other current assets”, and “Deferred income” in the accompanying consolidated balance sheets for the estimated proceeds from the sale of ITCs of $16.6 million. The deferred income will be amortized over the 20-year life of the respective RNG facility. For the year ended December 31, 2025, the Company recognized $0.1 million of amortization in “Other income” on the accompanying consolidated statements of operations related to the ITC.

As of December 31, 2025, the estimated amortization of deferred income related to the ITC for the next five years and thereafter is as follows (in thousands):

Year Ending	Amount
2026	$828
2027	828
2028	828
2029	828
2030	828
Thereafter	12,423
Total	$16,564

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

Foreign currency transactions occur when there is a transaction denominated in other than the respective entity’s functional currency. The Company records the changes in the exchange rate for these transactions in its consolidated statements of operations. For each of the years ended December 31, 2023, 2024 and 2025, foreign exchange transaction gains and (losses) were immaterial and were included in “Other income, net” in the accompanying consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2023, 2024 and 2025 was comprised of the Company’s foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This ASU enhances annual income tax disclosures by requiring entities to disclose specific categories and greater disaggregation of information in the rate reconciliation table and income taxes paid disaggregated by jurisdiction. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 13 Income Taxes in the accompanying notes to the consolidated financial statements for further details.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU improves U.S. GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU is effective for annual periods, including interim periods within those years, beginning after December 15, 2024, with early adoption allowed. The Company adopted this ASU in the first quarter of 2025. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2 —Revenue from Contracts with Customers

Disaggregation of Revenue

The table below presents the Company’s revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2024	2025
Product revenue:
Volume-related
Fuel sales(1)	$286,956	$258,858	$287,661
Change in fair value of derivative instruments(2)	(158)	(131)	(1,664)
RIN Credits	25,860	39,019	32,234
LCFS Credits	9,885	9,954	13,054
AFTC(3)	20,854	23,817	198
Total volume-related product revenue	343,397	331,517	331,483
Station construction sales	26,427	25,192	33,984
Total product revenue	369,824	356,709	365,467
Service revenue:
O&M services	52,660	56,886	56,732
Other services	2,675	2,270	2,634
Total service revenue	55,335	59,156	59,366
Total revenue	$425,159	$415,865	$424,833
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant for the years ended December 31, 2023, 2024 and 2025 of $60.6 million, $60.8 million and $66.1 million, respectively. See Note 12 for more information.
(2)	Represents changes in fair value of derivative instruments related to the Company’s commodity swap and customer fueling contracts associated with the Company’s Zero Now truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s Zero Now truck financing program. See Note 1 and Note 6 for more information about these derivative instruments.
(3)	AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired. See Note 1 for more information.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $50.6 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

For volume-related revenue, the Company has elected to apply an optional exemption, which waives the requirement to disclose the remaining performance obligation for revenue recognized through the ‘right to invoice’ practical expedient.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract, and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are recorded to depreciation expense as the Company satisfies its performance obligations over the term of the contract. These costs primarily relate to set-up and other direct installation costs incurred by NG Advantage, LLC (“NG Advantage”) for equipment that must be installed on customers’ land before NG Advantage is able to deliver CNG to the customer because the customer does not have direct access to the natural gas pipelines. These costs are classified in “Land, property, and equipment, net” in the accompanying consolidated balance sheets. As of December 31, 2024 and 2025, these capitalized costs incurred to fulfill contracts were $7.8 million and $7.0 million, respectively, with accumulated depreciation of $6.3 million and $5.8 million, respectively, and related depreciation expense of $0.2 million, $0.5 million and $0.4 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

The table below presents the financial information of the Joint Development with Tourmaline included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2025
Revenue	$588	$1,244
Gross profit	203	(174)
Operating loss	(511)	$(2,274)

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the accompanying consolidated balance sheets. Changes in the contract asset and liability balances during the year ended December 31, 2025, were not materially affected by any factors outside the normal course of business.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024 and 2025, the Company’s contract balances were as follows (in thousands):

	December 31,	December 31,
	2024	2025
Accounts receivable, net	$107,683	$100,793

Contract assets - current	$2,987	$3,946
Contract assets - non-current	1,945	1,548
Contract assets - total	$4,932	$5,494

Contract liabilities - current	$6,870	$17,595
Contract liabilities - non-current	76	—
Contract liabilities - total	$6,946	$17,595

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

Contract Liabilities

Contract liabilities consist of billings in excess of revenue recognized from the Company’s station construction sale contracts and payments received from customers in advance of the satisfaction of performance obligations and are classified as current or noncurrent based on when the revenue is expected to be recognized. The current portion and noncurrent portion of contract liabilities are included in “Deferred revenue” and in “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets. Contract liabilities of $6.9 million and $17.6 million were classified as current as of December 31, 2024 and 2025, respectively, and $0.1 million and $0 million were classified as noncurrent as of December 31, 2024 and 2025, respectively.

Revenue recognized during the year ended December 31, 2024 relating to the Company’s contract liability balances as of December 31, 2023 was $3.4 million. Changes in the contract liability balances between December 31, 2024 and 2025 were primarily driven by billings in excess of revenue and advances from customers recognized in 2025, partially offset by $3.3 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2024.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $2.5 million, $1.7 million, and $1.0 million from the LLC’s operations for the years ended December 31, 2023, 2024 and 2025, respectively. The Company had an investment balance of $5.8 million and $4.9 million as of December 31, 2024 and 2025, respectively.

The following table presents the combined summarized financial information of the TotalEnergies joint venture (in thousands):

	Year Ended December 31,
	2023	2024	2025
Revenue	$1,462	$4,489	$3,578
Gross profit	173	2,540	1,490
Operating loss	(3,414)	(1,363)	(2,293)
Net loss	$(4,951)	$(3,372)	$(1,909)

	As of December 31,
	2024	2025
Current assets	$2,268	$2,920
Non-current assets	32,200	29,796
Total assets	$34,468	$32,716

Current liabilities	$2,315	$3,907
Non-current liabilities	20,511	19,077
Total liabilities	$22,826	$22,984

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with BP Products North America, Inc. (“bp”) that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 20, 2023, the bpJV issued a capital call in the amount of $135.9 million. As a result, bp and the Company each contributed $67.95 million to the bpJV by December 31, 2023. Proceeds of this capital call is being used to develop ADG RNG projects and to fund bpJV’s working capital needs.

As of December 31, 2025, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $4.4 million, $13.8 million, and $20.2 million from this investment for the years ended December 31, 2023, 2024 and 2025, respectively. The Company had an investment balance in the bpJV of $206.5 million and $186.3 million as of December 31, 2024 and 2025, respectively. Combined summarized financial information of the bpJV is as follows (in thousands):

	Year Ended December 31,
	2023	2024	2025
Revenue	$—	$6,129	$7,171
Gross profit	—	(6,507)	(13,816)
Operating loss	(15,074)	(40,165)	(50,573)
Net loss	(10,241)	(32,268)	(45,015)
Net loss attributable to bpJV	$(9,127)	$(27,669)	$(40,311)

		As of December 31,
		2024	2025
Current assets		$142,505	$61,046
Non-current assets		351,016	385,681
Total assets		$493,521	$446,727

Current liabilities		$19,132	$19,389
Non-current liabilities		41,708	39,672
Total liabilities		$60,840	$59,061

Equity attributable to shareowners of bpJV		$412,944	$372,633
Equity attributable to noncontrolling interest		19,737	15,033
Total equity		$432,681	$387,666

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”), which is jointly controlled by Maas and the Company. The Company accounts for its interest in the Project LLC using the equity method of accounting because it has the ability to exercise significant influence but does not control the Project LLC’s operations. In the year ended December 31, 2024, the Project LLC issued capital calls totaling $32.6 million, which has been contributed by the Company. Proceeds of the capital calls will be used to develop and construct ADG RNG projects. No income or loss was recorded from the Project LLC’s operations for the year ended December 31, 2024, and an immaterial loss was recorded for the year ended December 31, 2025. The Company had an investment balance of $33.8 million and $49.2 million as of December 31, 2024 and 2025, respectively. During the year ended December 31, 2025, the Company contributed $12.0 million pursuant to a capital call issued by the Project LLC to support the development, construction and financing of approved ADG RNG projects.

SAFE S.p.A

In December 2024, in order to effect a change in corporate form, SAFE&CEC S.r.l. was merged into its wholly owned subsidiary SAFE S.p.A., with SAFE S.p.A. as the surviving entity. Our rights and ownership in the combined entity were not impacted. SAFE S.p.A. is focused on manufacturing, selling and servicing natural gas fueling compressors and related equipment for the global natural gas fueling market. As of December 31, 2025, the Company owns a 49% ownership interest in SAFE S.p.A. The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded losses from this investment of $1.7 million, $2.2 million and $0.2 million for the years ended December 31, 2023, 2024 and 2025, respectively. The Company had an investment balance in SAFE S.p.A. of $17.4 million and $18.7 million as of December 31, 2024 and 2025, respectively. Summarized financial information of SAFE S.p.A. is as follows (in thousands):

	Year Ended December 31,
	2023	2024	2025
Revenue	$97,740	$89,345	$106,703
Gross profit	24,098	26,557	39,268
Operating income (loss)	(562)	(2,714)	5,765
Net income (loss)	$(2,148)	$(3,791)	$4,745

		As of December 31,
		2024	2025
Current assets		$59,628	$79,101
Non-current assets		54,985	58,510
Total assets		$114,613	$137,611

Current liabilities		$58,410	$76,063
Non-current liabilities		14,667	11,950
Total liabilities		$73,077	$88,013

Other Equity Method Investments

The Company had investment balances in other equity method investments totaling $1.8 million as of December 31, 2024 and $1.7 as of December 31, 2025. The Company recorded losses from other equity method investments of $3.9 million, $8.8 million, and $5.4 million for the years ended December 31, 2023, 2024 and 2025, respectively. The Company accounts for its interest using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the investees’ operations.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company transferred its ownership interest in an equity‑method investee to the minority interest holder, including the termination of a Note Purchase Agreement (Refer to Note 14 – Commitments and Contingencies), resulting in the minority interest holder owning 100% of the equity-method investee upon completion of the transfer.

Combined summarized financial information of the Company’s other equity method investments is as follows (in thousands):

	Year Ended December 31,
	2023	2024	2025
Revenue	$615	$574	$447
Gross profit	327	287	203
Operating loss	(4,513)	(9,150)	(4,821)
Net loss	$(4,539)	$(9,173)	$(4,851)

	As of December 31,
	2024	2025
Current assets	$1,445	$1,301
Non-current assets	811	806
Total assets	$2,256	$2,107

Current liabilities	$232	$52
Non-current liabilities	13,023	18,205
Total liabilities	$13,255	$18,257

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of December 31, 2025, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines.

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

For the year ended December 31, 2022, NG Advantage borrowed $29.1 million from the Company under a series of advance agreements. There were no borrowings by NG Advantage in the years ended December 31, 2024 and 2025, respectively. As of December 31, 2024 and 2025, NG advantage had a total outstanding principal balance of $47.5 million, plus accrued and unpaid interest under the advance agreements. These intercompany transactions have been eliminated in consolidation.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2023, 2024 and 2025, respectively. The noncontrolling interest was $6.3 million and $5.6 million as of December 31, 2024 and 2025, respectively.

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

As a result of the transaction, the Company recognized a gain of $1.6 million on the convertible note, of which $0.3 million relates to accumulated other comprehensive income which was reclassified into earnings on completion of the transaction, and included in “Other Income” in the consolidated statements of operations. The remainder of the gain related to a contractual term in the Convertible Promissory Note Agreement (as defined in Note 7) which stipulated higher payment to the Company in the event of a sale of BTR. A gain of $0.5 million was recognized on the Company’s investment in BTR preferred stock, which was fully impaired as of December 31, 2024.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31 2025, the carrying amount of the investment was $1.5 million, and no adjustments for observable price changes or impairment were recorded during the period. The amount is included in “Investments in other entities” on the consolidated balance sheets.

Note 4 —Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2024 and 2025 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Current assets:
Cash and cash equivalents	$89,512	$155,584
Restricted cash - standby letter of credit	2,050	2,172
Total cash, cash equivalents and current portion of restricted cash	$91,562	$157,756

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $91.3 million and $155.8 million as of December 31, 2024 and 2025, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.1 million and $2.2 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying consolidated balance sheets as of December 31, 2024 and 2025, respectively.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable, and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of December 31, 2025, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values for its available-for-sale debt securities are properly recorded.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Short-term investments as of December 31, 2024 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$127,413	$16	$127,429
Certificates of deposit	541	—	541
Total short-term investments	$127,954	$16	$127,970

Short-term investments as of December 31, 2025 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$—	$—	$—
Certificates of deposit	552	—	552
Total short-term investments	$552	$—	$552

Note 6 —Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of 5.0 million diesel gallons annually from April 1, 2019 to June 30, 2024. These commodity swap contracts were used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators that participate in the Zero Now truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” in the accompanying consolidated statements of operations.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Embedded derivatives as of December 31, 2024 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,546	$—	$1,546
Notes receivable and other long-term assets, net	1,075	—	1,075
Total derivative assets	$2,621	$—	$2,621

Commodity swaps and embedded derivatives as of December 31, 2025 consisted of the following (in thousands):

	Gross Amounts	Gross Amounts	Net Amount
	Recognized	Offset	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$466	$—	$466
Notes receivable and other long-term assets, net	491	—	491
Total derivative assets	$957	$—	$957

As of December 31, 2024, the Company had no volume on open commodity swap contracts. As of June 30, 2024, the contracts had ended, as such there was no volume on open commodity swap contracts as of December 31, 2025.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Zero Now truck financing program based on the following inputs as of December 31, 2024 and 2025:

	December 31, 2024		December 31, 2025
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.06 - $2.14	$2.10	$ 2.09 - $ 2.16	$2.12
Historical Differential to PADD 3 Diesel	$0.73 - $1.62	$1.18	$ .73 - $ 1.62	$1.15
Historical Differential to PADD 5 Diesel	$2.16 - $3.16	$2.59	$ 2.28 - $ 3.16	$2.59

Convertible Promissory Note

In connection with the Company’s loan commitment (See Note 14) to Rimere, LLC (“Rimere”), a former equity method investee, the Company acquired convertible promissory notes with aggregate principal balances equaling the total amount of drawdowns on the loan commitments. In addition, in May 2024, the Company invested in a convertible promissory note (the “Convertible Promissory Note Agreement”) with a principal balance of $2.0 million issued by Bridge to Renewables, Inc. (“BTR”). These convertible promissory notes are classified as available-for-sale and are carried at fair value, which is measured using the income approach. Under the income approach, the Company used a DCF model in which cash flows anticipated over the term of the notes are discounted to their present value using an expected discount rate. The discount rate used reflected the interest rates offered on loans of similar term and to borrowers of similar credit quality, which are Level 3 inputs. As such, this valuation approach is considered a Level 3 fair value measurement.

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory notes from Rimere as of December 31, 2024 and 2025:

Significant Unobservable Inputs	December 31, 2024	December 31, 2025
Risk-free interest rate	4.24%	-
Credit adjustment	4.64%	-
Credit adjusted discount rate	8.88%	-

The following table provides quantitative information about the significant inputs used to estimate the fair value of the convertible promissory note from BTR as of December 31, 2024. BTR was sold in August 2025 (refer to Note 3), and therefore, there is no balance remaining as of December 31, 2025:

Significant Unobservable Inputs	December 31, 2024	December 31, 2025
Risk-free interest rate	4.31%	-
Credit adjustment	8.64%	-
Credit adjusted discount rate	12.95%	-

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

Investment Tax Credit

The Company’s ITC is recorded at fair value equal to the price that the Company expects to receive upon sale of the tax credit in an orderly transaction to a third party. The Company estimates the fair value by applying a discount for monetization to the gross value of the tax credit, reflecting the risk profile of the transferable tax credit market and the Company’s assessment of market participant assumptions.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2024 or 2025.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$127,429	$127,429	$—	$—
Convertible promissory notes	2,372	—	—	2,372
Certificates of deposit(1)	541	—	541	—
Embedded derivatives(2)	2,621	—	—	2,621

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$—	$—	$—	$—
Convertible promissory notes	—	—	—	—
Certificates of deposit(1)	552	—	552	—
Embedded derivatives(2)	957	—	—	957
Investment tax credit	$16,564	—	—	16,564
(1)	Included in “Short-term investments” in the accompanying consolidated balance sheets. See Note 5 for more information.
(2)Included in “Derivative liabilities, related party” and “Long-term portion of derivative liabilities, related party” as of December 31, 2024 and in “Derivative liabilities, related party” as of December 31, 2025 in the accompanying consolidated balance sheets. See Note 6 for more information.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:	Liabilities:
	Embedded	Convertible	Commodity
	Derivatives	Promissory Notes	Swap Contracts
Balance as of December 31, 2023	$4,628	$2,330	$(1,875)
Settlements, net	—	—	2,366
Total (loss) gain	(2,007)	230	(491)
Additions	—	8,666	—
Equity method investment loss(1)	—	(8,854)	—
Balance as of December 31, 2024	$2,621	$2,372	$—

Balance as of December 31, 2024	$2,621	$2,372	$—
Settlements, net	—	(2,820)	—
Total (loss) gain	(1,664)	723	—
Additions	—	5,171	—
Equity method investment loss(1)	—	(5,446)	—
Balance as of December 31, 2025	$957	$—	$—

Change in unrealized (loss) gain for the year ended December 31, 2024 included in earnings	$(2,007)	$—	$1,875
Change in unrealized (loss) gain for the year ended December 31, 2025 included in earnings	$(1,664)	$723	$—
Change in unrealized gain for the year ended December 31, 2024 included in other comprehensive income (loss)	$—	$230	$—
Change in unrealized gain for the year ended December 31, 2025 included in other comprehensive income (loss)	$—	$—	$—

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt instruments as of December 31, 2024 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$265,173	$260,123
Other Debt	194	194
Total Debt	$265,367	$260,317

Debt instruments as of December 31, 2025 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$226,621	$208,348
Other Debt	158	158
Total Debt	$226,779	$208,506

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 11 for more information about the Company’s debt instruments.

Note 8 —Other Receivables

Other receivables as of December 31, 2024 and 2025 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Loans to customers to finance vehicle purchases	81	88
Accrued customer billings	1,929	3,165
Fuel tax credits	10,751	1,026
Other	1,869	1,914
Total other receivables	$14,630	$6,193

Note 9 —Land, Property and Equipment

Land, property and equipment, net as of December 31, 2024 and 2025 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Land	$19,193	$20,536
LNG liquefaction plants	96,812	96,885
Station equipment	468,983	409,877
Trailers	70,363	71,385
Other equipment	107,475	108,581
RNG production facility	—	72,808
Construction in progress	134,057	38,250
	896,883	818,322
Less accumulated depreciation	(531,564)	(494,282)
Total land, property and equipment, net	$365,319	$324,040

Included in “Land, property and equipment, net” are capitalized software costs of $38.5 million and $40.4 million as of December 31, 2024 and 2025, respectively. Accumulated amortization of the capitalized software costs are $35.8 million and $37.6 million as of December 31, 2024 and 2025, respectively.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded amortization expense related to the capitalized software costs of $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2023, 2024 and 2025, respectively.

As of December 31, 2024 and 2025, $9.0 million and $2.1 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing activities.

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

In connection with the decision to remove the station equipment and site improvements, the Company recognized $54.4 million during the year-ended December 31, 2025, associated with accelerated depreciation expense and incremental asset retirement obligation (“ARO”) charges, which are included in “Depreciation and amortization” in the accompanying consolidated statements of operations for the year ended December 31, 2025. The Company paid $13.2 million of ARO in 2025, of which all was paid in the fourth quarter of 2025. The Company’s remaining ARO related to the removal of Pilot station equipment, as of December 31, 2025 is $0.3 million.

Note 10 —Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2025 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Accrued alternative fuels incentives(1)	$42,565	$32,798
Accrued employee benefits	5,271	5,100
Accrued gas and equipment purchases	17,764	19,240
Accrued interest	1,451	1,438
Accrued property and other taxes	5,628	6,374
Accrued salaries and wages	11,902	13,767
Asset retirement obligation (current portion)	7,047	746
Other(2)	13,935	16,643
Total accrued liabilities	$105,563	$96,106
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 —Debt

Debt obligations as of December 31, 2024 and 2025 consisted of the following (in thousands):

	December 31, 2024
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$300,000	$34,827	$265,173
Other debt	194	—	194
Total debt	300,194	34,827	265,367
Less amounts due within one year	(40)	—	(40)
Total long-term debt	$300,154	$34,827	$265,327

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$250,000	$23,379	$226,621
Other debt	158	—	158
Total debt	250,158	23,379	226,779
Less amounts due within one year	(52)	—	(52)
Total long-term debt	$250,106	$23,379	$226,727

The following is a summary of the aggregate maturities of debt obligations for each of the annual periods subsequent to December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Stonepeak Term Loan	$—	$—	$—	$250,000	$—	$—	$250,000
Other Debt	52	60	46	—	—	—	158
Total	$52	$60	$46	$250,000	$—	$—	$250,158

Stonepeak Credit Agreement

On December 12, 2023 (the “Stonepeak Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with Clean Energy, a wholly owned subsidiary of the Company, as a borrower (the “Borrower”), the Company, as parent guarantor, a syndicate of lenders including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), and Alter Domus Products Corp., as administrative agent and collateral agent. Pursuant to the Stonepeak Credit Agreement, the lenders funded a $300,000,000 senior secured term loan (the “Senior Term Loan”) and provided a delayed draw term loan commitment of $100,000,000 (together, with the Senior Term Loan, the “Loan Facility”). Payments related to the Loan Facility are interest only with a balloon principal payment due on the maturity date, which is December 12, 2029. The Loan Facility bears interest at 9.50% per annum, and, during the first two years beginning from the Stonepeak Closing Date, the Borrower may elect to pay up to 75% of the interest in kind. The delayed draw term loan commitment has a scheduled expiration date of December 12, 2025, and outstanding undrawn principal of the commitment is subject to a commitment fee of 1.00% per annum. The Borrower has the option to early terminate the delayed draw term loan commitment subject to the payment of certain early termination fees. Proceeds from the Loan Facility were or will be used to repay certain existing indebtedness of the Borrower, to finance permitted investments from time to time, to pay transaction costs related to the Stonepeak Credit Agreement, and for other general corporate purposes. In connection with the Loan Facility, the Borrower is obligated to pay other customary facility fees for credit facilities of a similar size and type.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with the terms of the Stonepeak Credit Agreement, the Company elected to pay a portion of its interest in kind (“PIK”) up to a total of $15 million, in increments of $5 million on each quarter-end of March 31, 2025, June 30, 2025 and September 30, 2025. Accordingly, the Company’s outstanding principal balance increased to $315 million during the year ended December 31, 2025, and immediately prior to a voluntary repayment of principal detailed below. The Company did not draw any delayed draw term loans under the Loan Facility, and the delayed draw term loan commitment expired on December 12, 2025.

On December 3, 2025, the Company voluntarily prepaid $65.0 million of the $315.0 million principal amount outstanding under the Stonepeak Agreement. As a result of this partial extinguishment, the Company recorded a loss on extinguishment of debt of $11.5 million, consisting of (i) $6.2 million related to the write-off of unamortized debt discount and issuance costs associated with the portion repaid, including $4.9 million of debt discount attributable to the Stonepeak Warrant, and (ii) $5.3 million of prepayment penalty fees paid to the lender. The $11.5 million loss on extinguishment is included in interest expense in the Consolidated Statements of Operations for the year ended December 31, 2025.

In addition, the Stonepeak Agreement included a $100.0 million delayed draw term loan commitment that expired on December 31, 2025. The Company elected not to draw on this commitment prior to its expiration. As a result, the Company incurred an unused commitment fee of $2.0 million and recorded an $11.3 million charge to write off the remaining unamortized deferred financing costs and debt discount associated with the delayed draw commitment, of which $10.6 million was attributable to the Stonepeak Warrant. These amounts, totaling $13.3 million, are included in interest expense in the Consolidated Statements of Operations for the year ended December 31, 2025.

Riverstone Credit Agreement

On December 22, 2022 (the “Riverstone Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (the “Riverstone Credit Agreement”) with a syndicate of lenders and Riverstone Credit Management

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 12 —Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of capital stock designated as common stock and preferred stock, each having $0.0001 par value per share. On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of Common Stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of December 31, 2025, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Dividend Provisions

The Company did not declare or pay any dividends during the years ended December 31, 2023, 2024 and 2025.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital and general corporate purposes, which may include executing its business plans, pursuing opportunities for further growth, and retiring a portion of its outstanding indebtedness; and (3) the Company and TotalEnergies entered into a registration rights agreement, described below. In connection with the issuance of common stock, the Company incurred transaction fees of $1.9 million.

Pursuant to the Purchase Agreement, the Company and TotalEnergies also entered into a registration rights agreement on June 13, 2018, upon the closing under the Purchase Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement with the Securities and Exchange Commission to cover the resale of the shares issued and sold under the Purchase Agreement, which was declared effective on August 16, 2018, and is obligated to use its commercially reasonable efforts to maintain the effectiveness of such registration statement until all such shares are sold or may be sold without restriction under Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2025, the Company was in compliance with all of its registration covenants set forth in the registration rights agreement.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of December 31, 2025, the Company has utilized a total of $31.3 million under the Repurchase Program from its inception to repurchase 14,301,158 shares of common stock, and a total of $18.7 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No shares were repurchased during the year ended December 31, 2024. There were 4,913,818 shares repurchased during the year ended December 31, 2025 for a purchase price of $7.9 million. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners, to remain in compliance with covenants under the Credit Agreement. See Note 11 for details on the customary representations and warranties, and covenants associated with the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program.  Any additional repurchases would require additional consent from the Company’s creditor, Stonepeak Partners.

Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,

	2023	2024	2025
Stock-based compensation expense, net of $0 tax in 2024 and 2025	$23,336	$10,803	$8,869

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

In May 2024, the Company adopted its 2024 Performance Incentive Plan (“2024 Plan”), which became effective on May 20, 2024, the date of approval of the 2024 Plan by the Company’s stockholders. The 2016 Plan became unavailable for new awards upon the effectiveness of the 2024 Plan. Unissued awards under the 2016 Plan will be added to the share reserve under the 2024 Plan and will be available for grant under the 2024 Plan. If any outstanding award under the 2006 or 2016 Plan expires or is canceled, the shares allocable to the unexercised portion of that award will be added to the share reserve under the 2024 Plan and will be available for grant under the 2024 Plan. On May 22, 2025 the Company’s stockholders approved the Amended and Restated 2024 Performance Incentive Plan (the “Amended 2024 Plan”). The Amended 2024 Plan increased the available shares under the 2024 Performance Incentive Plan by 10,750,000 shares, for a Share Limit of 14,750,000. As of December 31, 2025, the Company had 12,294,779 shares available for future grant under the Amended 2024 Plan.

Service-Based Stock Options

The Company has granted service-based stock options to key employees that vest annually over the three years following the date of grant at a rate of 34%, 33% and 33%, respectively, if the holder is in service to the Company at each vesting date. The service-based stock options granted have contractual terms of 10 years, and exercise price for the options granted is equal to the closing market price of the Company's common stock on the date of grant. The stock options are subject to the terms and conditions of the 2006, 2016 and Amended 2024 Plans and a Notice of Grant of Stock Option and Stock Option Agreement.

The following table summarizes the Company’s service-based stock option activities for the year ended December 31, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2024	14,915,612	$4.98
Granted	180,448	$1.86
Exercised	(33,105)	$1.91
Forfeited or expired	(1,426,263)	$5.03
Options outstanding as of December 31, 2025	13,636,692	$4.94	5.69	$610
Options exercisable as of December 31, 2025	10,968,732	$5.33	5.29	$566
Options vested and expected to vest as of December 31, 2025	13,636,692	$4.94	5.69	$610

As of December 31, 2025, there was $2.6 million of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options. That cost is expected to be expensed over a remaining weighted average

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period of approximately 0.7 years. The total fair value of options vested during the year ended December 31, 2025 was $5.7 million.

The fair value of each service-based stock option granted was estimated as of the date of grant using the Black-Scholes option pricing model and using the following assumptions:

	Year Ended December 31,
	2023	2024	2025
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.2% to 76.6%	76.5% to 76.9%	78.1% to 78.1%
Risk-free interest rate	3.68% to 4.73%	4.18% to 4.39%	4.25% to 4.25%
Expected life in years	5.9 to 6.2	6.1 to 6.2	6.3 to 6.3

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

The weighted-average grant date fair value per share of service-based stock options granted during the years ended December 31, 2023, 2024 and 2025 were $3.30, $1.98, and $1.33, respectively. The aggregate intrinsic value of service-based options exercised during the years ended December 31, 2023, 2024 and 2025 were $0.2 million, $0.1 million, and $0.1 million, respectively. The Company recorded $11.7 million, $8.7 million, and $5.2 million of stock option expense relating to service-based stock options for the years ended December 31, 2023, 2024 and 2025, respectively. The Company has not recorded any tax benefit related to its service-based stock option expense.

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

The following table summarizes the Company’s performance-based stock option activities for the year ended December 31, 2025:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2024	1,590,000	$6.77
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Options outstanding as of December 31, 2025	1,590,000	$6.77	5.94	$—
Options vested and exercisable as of December 31, 2025	397,500	$6.77	5.94	$—

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025, there was $4.0 million of total unrecognized compensation cost related to unvested shares subject to outstanding performance-based stock options. Compensation cost for the performance-based stock options is recognized when attainment of the performance hurdles is determined to be probable and over a period in which the Company estimates the performance hurdles will be achieved. No shares subject to outstanding performance-based stock options vested in the year ended December 31, 2025; as such, the total fair value of options vested during the year ended December 31, 2025 was $0.0 million.

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

The weighted-average grant date fair value per share of performance-based stock options granted during the year ended December 31, 2021 was $4.58. No performance-based stock options were granted during the years ended December 31, 2023, 2024 and 2025. In addition, there were no performance-based stock options exercised during the years ended December 31, 2023, 2024 and 2025. The Company recognizes the grant date fair value of the options that are probable of being earned over the estimated performance period. Compensation cost relating to performance-based stock options was $0.4 million, $0.0 million, and $0.1 million for the years ended December 31, 2023, 2024 and 2025, respectively. The Company has not recorded any tax benefit related to its performance-based stock option expense.

Market-Based Stock Options

The Company granted 3,700,000 market-based stock options to select executives and employees in 2021. Market-based stock options vest if (i) the closing price of the Company’s common stock equals or exceeds $14.00 for twenty consecutive trading days, representing 207% of the closing market price of the Company’s common stock on the option grant date (the “2021 Stock Price Condition”) and (ii) the holder is employed by the Company at the time the 2021 Stock Price Condition is satisfied. The market-based stock options have contractual terms of 10 years, and the exercise price for the options granted is equal to the closing market price of the Company's common stock on the date of grant. The stock options are subject to the terms and conditions of the 2016 Plan and a Notice of Grant of Stock Option and Stock Option Agreement.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s market-based stock option activities for the year ended December 31, 2025:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding as of December 31, 2024	3,650,000	$6.77
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(100,000)	$6.77
Options outstanding as of December 31, 2025	3,550,000	$6.77	5.94	$—
Options vested and exercisable as of December 31, 2025	—	$—	—	$—

As of December 31, 2025, there was no unrecognized compensation cost related to 2021 unvested shares subject to outstanding market-based stock options. That cost was fully expensed and recognized over the estimated derived service period of 2 years beginning on the date of grant. The 2021 Stock Price Condition was not met during the year ended December 31, 2025; as such, no vesting occurred.

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

No market-based stock options were granted during the years ended December 31, 2023, 2024. In addition, there were no market-based stock options exercised during the years ended December 31, 2023, 2024 and 2025.

The Company recorded $8.2 million, $0.0 million, and $0.0 million of compensation cost relating to market-based stock options during the years ended December 31, 2023, 2024 and 2025, respectively. The Company has not recorded any tax benefit related to its market-based stock option expense.

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

The following table summarizes the Company’s Service-Based RSU activities for the year ended December 31, 2025:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
RSU outstanding and unvested as of December 31, 2024	1,928,600	$2.86
Granted	2,541,532	$2.01
Vested	(871,120)	$2.84
Forfeited or expired	(83,560)	$2.12
RSU outstanding and unvested as of December 31, 2025	3,515,452	$2.23

The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2023, 2024 and 2025 was $4.19, $2.83 and $2.01, respectively.

As of December 31, 2025, there was $6.3 million of total unrecognized compensation cost related to unvested shares subject to outstanding Service-Based RSUs. That cost is expected to be expensed over a remaining weighted-average period of approximately 2.0 years.

The Company recorded $3.0 million, $2.0 million, and $3.9 million of expense during the years ended December 31, 2023, 2024 and 2025, respectively, related to the Service-Based RSUs. The Company has not recorded any tax benefit related to its Service-Based RSU expense.

Performance-Based Stock Awards

The Company granted 374,063 performance-based stock awards to certain executives in 2025. The awards granted vest in multiple tranches in which the vesting of each tranche is contingent upon achievement of a 3-year growth CAGR in respect of negative carbon intensity gas sales. The performance-based stock awards have a three year cliff vesting schedule and a contractual term of 10 years.

Weighted
Average
	Number of	Fair Value at
	Shares	Grant Date
PSU outstanding and unvested as of December 31, 2024	—	$—
Granted	374,063	$2.02
Vested	—	$—
Forfeited or expired	—	$—
PSU outstanding and unvested as of December 31, 2025	374,063	$2.02

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025, there was $0.5 million unrecognized compensation cost related to 2025 unvested shares subject to outstanding performance stock awards. The Performance Condition was not met during the year ended December 31, 2025; as such, no vesting occurred.

The fair value of the awards granted is equal to the closing market price of the Company's common stock on the date of grant. The performance stock units are subject to the terms and conditions of the 2024 (amended) Plan and a Notice of Grant of Stock Option and Stock Option Agreement.

Market-Based Stock Awards

The Company granted up to 374,063 (representing 133% achievement) market-based stock awards in 2025, to select executives. The awards granted are earned in multiple tranches and vest at a 3-year cliff period if (i) the closing price of the Company’s common stock equals or exceeds the 30-day trailing average stock price of $3.02 as of January 24, 2025 and (the “2025 Stock Price Condition) (ii) the holder is employed by the Company at the time the 2025 Stock Price Condition is satisfied. The market-based stock options have contractual terms of 10 years. The stock options are subject to the terms and conditions of the Amended 2024 Plan and a Notice of Grant of Stock Option and Stock Option Agreement.

Weighted
Average
	Number of	Fair Value at
	Shares	Grant Date
Market-Based Award outstanding as of December 31, 2024	—	$—
Granted	374,063	2.02
Vested	—	—
Forfeited or expired	—	—
Market-Based Award outstanding and unvested as of December 31, 2025	374,063	$2.02
Market-Based Award expected to vest as of December 31, 2025	—	—

As of December 31, 2025, there was $0.3 million unrecognized compensation cost related to 2025 unvested shares subject to outstanding market-based stock options. The 2025 Stock Price Condition was not met during the year ended December 31, 2025; as such, no vesting occurred.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $0.1 million, $0.1 million, and $0.1 million of expense for the years ended December 31, 2023, 2024 and 2025, respectively, related to the Company’s ESPPs. The Company has not recorded any tax benefit related to its ESPP expense. As of December 31, 2025, the Company had issued an aggregate of 633,111 shares pursuant to the 2022 ESPP.

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

The following table summarizes the Amazon Warrant activities for the year ended December 31, 2025:

Warrant
Shares
Outstanding and unvested as of December 31, 2024	29,972,883
Granted	—
Vested	(8,815,560)
Outstanding and unvested as of December 31, 2025	21,157,323

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

During the years ended December 31, 2023, 2024 and 2025, Amazon Warrant Charges in the consolidated statements of operations were $60.6 million, $60.8 million and $66.1 million, respectively. Amazon Warrant Charges for the year ended December 31, 2021 included $76.6 million from the immediate vesting of a portion of the Warrant Shares and Additional Warrant Shares and $7.0 million associated with fuel purchases. Amazon Warrant Charges for the years ended December 31, 2023, 2024 and 2025 were related to customer fuel purchases. As of December 31, 2022, the Company had a customer incentive asset of $22.2 million, classified in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. As of December 31, 2024 and 2025, the customer incentive asset had been fully amortized.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity” and recorded $31.8 million, classified as debt discount to the gross principal of the Senior Term Loan, and $10.6 million, classified as a warrant asset included in “Notes receivable and other long-term assets, net” in the consolidated balance sheets as of December 31, 2023. The debt discount relating to the Stonepeak Warrant will be amortized using the interest method in accordance with ASC 835-30, Imputation of Interest, over the contractual term of the Loan Facility and will be recognized in earnings as interest expense in the consolidated statements of operations. The warrant asset represents value the Company obtained from the issuance of the Stonepeak Warrant in exchange for the $100.0 million delayed draw term loan commitment (see Note 11). The warrant asset will be proportionately reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt. These amounts recognized in connection with the Stonepeak Warrant were excluded from the accompanying consolidated statements of cash flows as they were non-cash financing activities. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the year ended December 31, 2025, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 29,351 shares, consisting of 14,676 shares at an exercise price of $5.50 per share and 14,676 shares at an exercise price of $6.50 per share.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Stonepeak Warrant activities for the year ended December 31, 2025:

Warrant
Shares
Outstanding and unexercised as of December 31, 2024	20,028,918
Granted	29,351
Exercised	—
Outstanding and unexercised as of December 31, 2025	20,058,269

Note 13 —Income Taxes

The components of loss before income taxes for the years ended December 31, 2023, 2024 and 2025 are as follows (in thousands):

	2023	2024	2025
U.S.	$(99,749)	$(79,710)	$(224,251)
Foreign	(772)	(1,287)	(1,205)
Total loss before income taxes	$(100,521)	$(80,997)	$(225,456)

The provision for income taxes for the years ended December 31, 2023, 2024 and 2025 consists of the following (in thousands):

	2023	2024	2025
Current:
State	$92	$62	$56
Foreign	—	—	—
Total current	92	62	56
Deferred:
Federal	(318)	876	(890)
State	(197)	1,754	(1,986)
Total deferred	(515)	2,630	(2,876)
Total:
Federal	$(318)	876	(890)
State	(105)	1,816	(1,930)
Foreign	—	—	—
Total expense (benefit)	$(423)	$2,692	$(2,820)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the income tax expense for the years ended December 31, 2025, with the amount computed using the federal income tax rate of 21% as of December 31, 2025 after the adoption of ASU 2023-09 consists of the following (in thousands):

	2025
	Amount	%
Computed expected tax (benefit)	$(47,346)	21.0%
State and local taxes, net of federal benefit	(1,513)	0.7%
Foreign tax effects
Canada
Other	253	(0.1)%
Non-taxable or non-deductible items
Valuation of vested Amazon warrants	11,883	(5.3)%
Investment in Joint Venture	644	(0.3)%
Goodwill Impairment	5,422	(2.4)%
Other	477	(0.2)%
Tax credits
Section 30C credits	(26)	—%
Worldwide changes in unrecognized tax benefits	2,446	(1.1)%
Change in valuation allowance	24,940	(11.0)%
Total tax benefit	$(2,820)	1.3%

A reconciliation of the income tax expense for the years ended December 31, 2023 and 2024, with the amount computed using the federal income tax rate of 21% as of December 31, 2023 and 2024 prior to the adoption of ASU 2023-09 consists of the following (in thousands):

	2023	2024
Computed expected tax (benefit)	$(21,110)	$(17,009)
Nondeductible expenses	1,062	2,892
Tax rate differential on foreign earnings	162	270
Joint ventures	1,035	2,297
Amazon warrants	5,381	10,114
Tax credits	(6,250)	(7,208)
Goodwill Impairment	—	—
Other	(48)	1,447
Change in valuation allowance	19,345	9,889
Total tax expense	$(423)	$2,692

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2025, state and local income taxes in Massachusetts, Texas and New York comprised the majority of the state and local income taxes, net of federal effect category. The Company was not subject to any federal and provincial taxes in Canada.

The Company recorded a federal tax benefit of $6.2 million, $7.2 million and $0 million related to the exclusion of AFTC associated with 2023, 2024 and 2025 fuel sales in excess of its fuel tax obligation, respectively. These amounts increased the Company’s deferred tax asset and the Company’s deferred tax asset valuation allowance. AFTC expired after December 31, 2024.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2024 and 2025 are as follows (in thousands):

	2024	2025
Deferred tax assets:
Accrued expenses	$6,915	$8,622
Lease obligations	25,993	24,578
Alternative minimum tax and general business credits	7,011	7,011
Stock option expense	11,280	12,959
Amazon warrants	18,271	16,213
Goodwill impairment	—	6,159
Disallowed interest expense	4,909	8,707
Other	4,404	3,208
Depreciation and amortization	2,546	1,974
Loss carryforwards	161,931	192,678
Total deferred tax assets	243,260	282,109
Less valuation allowance	(211,709)	(250,012)
Net deferred tax assets	31,551	32,097
Deferred tax liabilities:
Right-of-use assets	(24,196)	(22,749)
Commodity swap contracts	(706)	(258)
Goodwill	(3,473)	—
Investments in joint ventures and partnerships	(6,391)	(9,429)
Total deferred tax liabilities	(34,766)	(32,436)
Net deferred tax liabilities	$(3,215)	$(339)

As of December 31, 2025, the Company had federal, state and foreign net operating loss carryforwards of approximately $727.1 million, $639.1 million and $7.9 million, respectively. The Company’s federal, state and foreign net operating loss carryforwards will, if not utilized, expire beginning in 2026, 2028 and 2033, respectively. The Company also has federal tax credit carryforwards of $8.3 million that will expire beginning in 2026. Due to the change of ownership provisions of Internal Revenue Code Section 382, utilization of a portion of the Company’s net operating loss and tax credit carryforwards may be limited in future periods.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2024 and 2025, the Company provided a valuation allowance of $211.7 million and $250.0 million, respectively, to reduce the net deferred tax assets due to uncertainty surrounding the realizability of these assets. The increase in the valuation allowance for the year ended December 31, 2025 of $38.3 million was primarily attributable to an increase in losses without benefit.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2025, the Company did not have any offshore earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States.

The Company does not recognize the impact of a tax position in its financial statements unless the position is more likely than not to be sustained, based on the technical merits of the position. The Company has unrecognized tax benefits of $66.7 million as of December 31, 2025 that, if recognized, would not result in a tax benefit since it would be fully offset with a valuation allowance.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2023, 2024 and 2025 (in thousands):

Unrecognized tax benefit—December 31, 2023	$59,096
Gross increases—tax positions in current year	5,285
Gross increases—tax positions in prior year	—
Gross decreases—tax positions in prior year	(92)
Unrecognized tax benefit—December 31, 2024	64,289
Gross increases—tax positions in current year	2,399
Gross increases—tax positions in prior year	—
Gross decreases—tax positions in prior year	—
Unrecognized tax benefit—December 31, 2025	$66,688

The increase in the Company’s unrecognized tax benefits in the years ended December 31, 2025 and December 31, 2024 is primarily attributable to the warrants issued to its customer.

ASC 740, Income Taxes, requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company’s best estimate of the amount ultimately to be paid. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company recognized interest and penalties related to uncertain tax positions of $0.0 million for each of the years ended December 31, 2023, 2024 and 2025.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years from 2021 to 2025 are subject to examination by various tax authorities. Although the Company is no longer subject to U.S. examination for years before 2023 and to state tax examinations for years before 2021, taxing authorities can adjust the net operating losses that arose in earlier years if and when the net operating losses reduce future income. In addition, the Company is required to indemnify SAFE S.p.A. for taxes that are imposed on CEC for pre-contribution tax periods.

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

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of cash income taxes paid by the Company were as follows:

Year ended December 31, 2025
State and local
California	$6,400
New Hampshire	2,800
New Jersey	4,000
New York	8,900
Texas	12,800
Vermont	2,900
Other	3,200
$41,000

The amount of cash income tax paid by the Company to state and local jurisdictions for year 2023, 2024 were $77K and $59K, respectively. No cash income taxes were paid to federal or foreign jurisdictions during the same periods.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and introduces new changes. The major provisions that may impact the Company include:

•100% bonus depreciation is permanently reinstated for qualified property acquired and placed in service after January 19, 2025. Effective for property placed in service in tax years beginning after December 31, 2024, the Section 179 expense limitation is increased to $2,500,000. This limitation is reduced dollar-for-dollar by the amount the cost of qualifying property placed in service during the tax year exceeds $4,000,000.

•The Section 30C credit for alternative fuel vehicle refueling property terminates for properties placed in service after June 30, 2026.

•The Section 45Z clean fuel production credit is extended by two years through December 31, 2029; with modifications, including:

o Prohibiting feedstocks other than those produced in the U.S., Canada or Mexico

o

Prohibiting negative emissions rates, except in the case of transportation fuel derived from animal manure. The U.S. Treasury is directed to provide guidance on feedstocks derived from animal manure, where emission rates may be negative.

o

Requiring that greenhouse gas emissions be adjusted to exclude emissions attributable to indirect land use change and establishing distinct emission rates for renewable natural gas produced from animal manure for each feedstock type. These changes are effective for tax years beginning after December 31, 2025.

The impact of the OBBBA on the financial statements for the year ended December 31,2025 is insignificant.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company has entered into quarterly fixed price natural gas purchase contracts with take-or-pay commitments extending through March 2025. As of December 31, 2025, the fixed commitments under these contracts totaled approximately $8.7 million for the year ending December 31, 2026.

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

Concurrently, through a separately executed note purchase agreement, dated January 8, 2024 (the “2024 Note Purchase Agreement”), the Company agreed to make available up to $10.0 million in additional delayed draw loans to fund Rimere’s working capital needs. In connection with the $10.0 million loan commitment, the related convertible promissory notes issued by Rimere bear interest at 8% per annum, compounded quarterly, and have a maturity date of December 31, 2024, subject to certain, specified prepayment and event of default clauses set forth in the 2024 Note Purchase Agreement. In December 2024, the 2024 Note Purchase Agreement was amended, extending the maturity date to the end of December 2025. As of December 31, 2025, $10.0 million had been funded by the Company pursuant to the 2024 Note Purchase Agreement.

On December 31, 2025, the Company transferred its ownership interest in Rimere to the minority interest holder, resulting in the holder owning 100% of the investee upon completion of the transfer (Refer to Note 3 – Investments in Other Entities). Accordingly, the Note Purchase Agreement was terminated.

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

Lessee Accounting

As of December 31, 2024 and 2025, the Company’s finance and operating lease asset and liability balances were as follows (in thousands):

	2024	2025
Finance leases:
Land, property and equipment, gross	$4,389	$5,760
Accumulated depreciation	(1,869)	(2,124)
Land, property and equipment, net	$2,520	$3,636

Current portion of finance lease obligations	$920	$1,303
Long-term portion of finance lease obligations	1,766	2,531
Total finance lease liabilities	$2,686	$3,834

Operating leases:
Operating lease right-of-use assets	$90,598	$87,922

Current portion of operating lease obligations	$8,027	$9,095
Long-term portion of operating lease obligations	89,049	85,920
Total operating lease liabilities	$97,076	$95,015

The components of lease expense for finance and operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2024	2025
Finance leases:
Depreciation on assets under finance leases	$1,122	$1,141
Interest on lease liabilities	331	328
Total finance leases expense	$1,453	$1,469

Operating leases:
Lease expense	$22,355	$21,034
Lease expense on short-term leases	661	600
Variable lease expense	5,057	4,359
Sublease income	(636)	(636)
Total operating leases expense	$27,437	$25,357

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information on finance and operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2025
Operating cash outflows from finance leases	$331	$328
Operating cash outflows from operating leases	$15,765	$17,407
Financing cash outflows from finance leases	$2,162	$1,178

Assets obtained in exchange for new finance lease liabilities (1)	$1,237	$2,325
ROU assets obtained in exchange for operating lease liabilities (1)	$11,861	$8,411

	December 31,	December 31,
	2024	2025
Weighted-average remaining lease term - finance leases	2.92 years	2.86 years
Weighted-average remaining lease term - operating leases	9.41 years	8.74 years

Weighted-average discount rate - finance leases	9.90%	10.61%
Weighted-average discount rate - operating leases	9.70%	9.66%
(1)	These amounts are excluded from the accompanying consolidated statements of cash flows as they are non-cash investing, operating and/or financing activities.

The following schedule presents the Company’s maturities of finance and operating lease liabilities as of December 31, 2025 (in thousands):

Fiscal Year	Finance Leases	Operating Leases
2026	$1,629	$17,162
2027	1,601	17,388
2028	779	17,442
2029	344	16,649
2030	158	15,913
Thereafter	—	71,875
Total minimum lease payments	4,511	156,430
Less amount representing interest	(677)	(61,415)
Present value of lease liabilities	$3,834	$95,015

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

During the years ended December 31, 2023, 2024 and 2025, the Company recognized $0.4 million, $0.4 million and $0.4 million, respectively, in “Interest income” on its lease receivables.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule presents the Company’s maturities of lease receivables as of December 31, 2025 (in thousands):

Fiscal Year:
2026	$1,353
2027	1,474
2028	758
2029	588
2030	241
Thereafter	—
Total minimum lease payments	4,414
Less amount representing interest	(775)
Present value of lease receivables	$3,639

Note 16 —401(k) Plan

The Company has established a savings plan (“Savings Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company may also make discretionary contributions to the Savings Plans, subject to limitations. For each of the years ended December 31, 2023, 2024 and 2025 the Company contributed approximately $1.7 million, $1.4 million and $1.4 million, respectively, of matching contributions to the Savings Plan.

Note 17 —Net Loss Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2023, 2024 and 2025 (in thousands, except share and per share amounts):

	2023	2024	2025
Net loss attributable to Clean Energy Fuels Corp.	$(99,497)	$(83,070)	$(222,024)

Weighted-average common shares outstanding	222,904,785	223,346,127	220,648,541
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—
Weighted-average common shares outstanding - diluted	222,904,785	223,346,127	220,648,541
Basic loss per share	$(0.45)	$(0.37)	$(1.01)
Diluted loss per share	$(0.45)	$(0.37)	$(1.01)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

(in shares)	2023	2024	2025
Stock options	17,825,577	20,155,612	18,776,692
Stonepeak warrant shares	20,000,000	20,028,918	20,058,269
Restricted stock units	399,709	1,928,600	4,263,578
Amazon warrant shares	58,767,714	58,767,714	58,767,714
Total	96,993,000	100,880,844	101,866,253

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 —Related Party Transactions

TotalEnergies S.E.

During the years ended December 31, 2023, 2024 and 2025, the Company recognized revenue of $1.4 million, $0.0 million, and $0.0 million, respectively, relating to RINs and LNG sold to TotalEnergies and its affiliates in the ordinary course of business, equipment lease revenue, AFTCs, and settlements on commodity swap contracts (Note 6). Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2024 and 2025.

During the years ended December 31, 2023, 2024 and 2025, the Company paid TotalEnergies $6.9 million, $3.6 million, and $0.9 million, respectively, for expenses incurred in the ordinary course of business, settlements on commodity swap contracts (Note 6), and the guaranty fee under the Credit Support Agreement with TotalEnergies Holdings USA Inc., a wholly owned subsidiary of TotalEnergies. Outstanding payables due to TotalEnergies were immaterial as of December 31, 2024 and 2025.

SAFE S.p.A

During the years ended December 31, 2023, 2024 and 2025, the Company received $0.3 million, $0.1 million, and $0.0 million, respectively, from SAFE&CEC S.r.l. (and its successor entity, SAFE S.p.A.) in the ordinary course of business. As of December 31, 2024, outstanding receivables due from SAFE&CEC S.r.l. were immaterial. Outstanding receivables due from SAFE S.p.A. were immaterial as of 2025.

During the years ended December 31, 2023, 2024 and 2025, the Company paid SAFE&CEC S.r.l (and its successor entity SAFE S.p.A.) $12.6 million, $6.0 million, and $3.1 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2024 and 2025, the Company had payables due to SAFE S.p.A. of $0.3 million and $0.5 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to various contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. For the years ended December 31, 2023, 2024 and 2025, the Company recognized management and O&M fee revenue of $3.1 million, $3.1 million, and $3.5 million, respectively. As of December 31, 2024 and 2025, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $0.4 million and $1.7 million, respectively.

For the years ended December 31, 2023, 2024 and 2025, the Company paid $1.2 million, $0.0 million, and $0.0 million, respectively, on behalf of the joint ventures for expenses incurred in the ordinary course of business. As of December 31, 2024 and 2025, outstanding receivables due from the joint ventures with TotalEnergies and bp totaled $0.4 million and $0.3 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

For the years ended December 31, 2023, 2024 and 2025, the Company received $5.0 million, $4.1 million, and $3.1 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. No amounts were paid to the joint ventures with TotalEnergies and bp for the years ended December 30, 2023 and 2024. For the year ended December 31, 2025, the Company paid $3.7 million to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV. As of December 31, 2024 and 2025, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.6 million and $0.5 million, respectively,

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relating to sharing of environmental credits pursuant to the various contractual agreements of the TotalEnergies joint venture(s) and bpJV.

On June 30, 2025, the Company entered into a Guaranty Agreement in favor of the buyer of investment tax credits sold by the bpJV on June 30, 2025. Pursuant to the Guaranty Agreement, the maximum potential future exposure to the Company is $38.3 million in the event of a tax credit loss incurred by the buyer. The Guaranty Agreement is expected to end in January 2030. The Company received a fee of $0.7 million from the bpJV in connection with Guaranty Agreement

Rimere

For the years ended December 31, 2024 and 2025, the Company provided $6.0 million and $4.0 million, respectively, to Rimere in connection with its loan commitments. The Note Purchase Agreement was terminated on December 31, 2025 in connection with the transfer of ownership of the Company’s equity method investment (Refer to Note 14 – Commitments and Contingencies). As of December 31, 2024 and 2025, the carrying amount of the Company’s convertible promissory notes measured at fair value was $0.3 million and $0.0 million, respectively, and is included in “Notes receivable – related party” as of December 31, 2024 and 2025 in the accompanying consolidated balance sheets.

For the years ended December 31, 2024 and 2025, the Company recognized management fee revenue of $0.6 million and $0.6 million, respectively. As of December 31, 2024 and 2025, the Company had management fee receivables due from Rimere of $0.1 million and $0.1 million, respectively.

Excluding management fee revenue, $0.1 million of revenue from Rimere was recognized in the year ended December 31, 2024, relating to equipment sold to Rimere in the ordinary course of business. There were no transactions other than the management fee in the year-ended December 31, 2025.

Note 19 —Reportable Segments and Geographic Information

The Company operates as one reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.

The CODM uses profitability metrics, including net income/(loss) to evaluate financial performance, as well as cost of sales and selling, general and administrative expenses (excluding stock compensation) in the achievement towards the Company’s strategy, and to make key operating decisions such as the determination of the markets in which the Company seeks to make capital investments and the allocation of budget between cost of revenues, selling, general and administrative expenses.

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2023, 2024 and 2025. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Consolidated Statements of Operations.

	2023	2024	2025
Revenue:
Total revenue(1)	$425,159	$415,865	$424,833
Cost of Sales (excluding depreciation)(2):
Commodity product cost of sales	190,616	123,999	142,524
Other product cost of sales	119,285	125,628	130,759
Product cost of sales	309,901	249,627	273,283
Service cost of sales	33,719	37,918	36,642

Operating expenses:
Selling, general and administrative, excluding stock compensation	88,929	101,031	102,969
Stock compensation	23,336	10,803	8,869
Selling, general and administrative	112,265	111,834	111,838
Depreciation and amortization	45,674	44,737	98,606
Impairment of goodwill	—	—	64,328
Impairment of investments in equity securities	—	8,102	—
Interest(3)	(11,776)	(18,174)	(41,304)
Other income, net	165	106	2,449
Loss from equity method investments	(12,510)	(26,576)	(26,737)
Loss before income taxes	(100,521)	(80,997)	(225,456)
Income tax benefit	423	(2,692)	2,820
Net loss	(100,098)	(83,689)	(222,636)
Loss attribute to noncontrolling interest	601	619	612
Net loss attribute to Clean Energy Corp.	$(99,497)	$(83,070)	$(222,024)
(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in Note 2 - Revenue from Contracts with Customers, Disaggregation of Revenue.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the Product Cost of Sales financial statement caption on the Consolidated Statements of Operations. Total Product Cost of Sales and Service Cost of Sales reconcile to the amounts in the Consolidated Statements of Operations.

(3)	Interest, net is computed as the net of interest income and interest expense. Refer to the Consolidated Statements of Operations.

	2023	2024	2025
Interest expense	$(22,924)	$(32,179)	$(52,687)
Interest income	11,148	14,005	11,383
	(11,776)	(18,174)	(41,304)

CLEAN ENERGY FUELS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's revenue and long-lived assets recognized on the consolidated balance sheets were located as follows:

	2023	2024	2025
Revenue:
United States	$418,754	$410,150	$417,825
Canada	6,405	5,715	7,008
Total revenue	$425,159	$415,865	$424,833
Long-lived assets:
United States	$657,397	$691,398	$582,414
Canada	3,827	9,882	13,847
Total long-lived assets	$661,224	$701,280	$596,261

Note 20 —Concentrations

During the years ended December 31, 2023, 2024 and 2025, one, three, and three suppliers, respectively, each accounted for 10% or more of the Company’s natural gas expense relating to CNG and LNG purchases.

During the year ended December 31, 2023 no customer accounted for 10% or more of the Company’s total revenue. During the years ended December 31, 2024 and 2025, one customer accounted for 10% or more of the Company’s total revenue.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

We regularly review and evaluate our internal control over financial reporting, and from time to time we may make changes to our processes and systems to improve controls or increase efficiencies. Such changes may include, among others, implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for our Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8. “Financial Statements and Supplementary Data” of this report.

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

Item 9B.   Other Information.

On December 10, 2025, Andrew J. Littlefair, Chief Executive Officer, adopted a Rule 10b5-1 trading plan for the sale of the Company’s common stock. The plan is in effect from March 11, 2026 to the earlier of (1) February 26, 2027 and (2) the date on which an aggregate of 923,750 shares have been sold pursuant to the Rule 10b5-1 trading plan.

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

The remaining information required by Item 10 is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 11.   Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14.   Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Irvine, CA, Auditor Firm ID: 185.

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

Schedule II - Valuation and Qualifying Accounts

	(In thousands)
	Allowance for	Allowance for
	Credit Losses	Credit Losses
	on Accounts	on Notes
	Receivables	Receivables
Balance as of December 31, 2022	$1,375	5,499
Charges (benefit) to operations	439	1,041
Deductions	(339)	—
Balance as of December 31, 2023	1,475	6,540
Charges (benefit) to operations	584	—
Deductions	(94)	—
Balance as of December 31, 2024	1,965	6,540
Charges (benefit) to operations	386	—
Deductions	(282)	—
Balance as of December 31, 2025	$2,069	$6,540

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

		Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Clean Energy Fuels Corp. dated June 8, 2018.	Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.	August 7, 2018

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation, dated June 14, 2021.	Filed as Exhibit 3.1 to the Current Report on Form 8-K	June 15, 2021

3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.2 to the Current Report on Form 8-K.	February 23, 2011

3.2.1	Amendment No. 1 to Amended and Restated Bylaws.	Filed as Exhibit 3.2.1 to the Current Report on Form 8-K.	February 27, 2014

4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 to the Registration Statement on Form S-1, as amended.	March 27, 2007

4.3	Description of Clean Energy Fuels Corp. Capital Stock.	Filed as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2021.	February 24, 2022

4.4†	Warrant to Purchase Common Stock of Clean Energy Fuels Corp., between Clean Energy Fuels Corp. and Amazon.com NV Investment Holdings LLC, dated as of April 16, 2021.	Filed as Exhibit 4.4 to the Current Report on Form 8-K.	April 19, 2021

4.5	Warrant Agreement, dated December 12, 2023, by and between Clean Energy Fuels Corp. and Stonepeak CLNE-W Holdings LP.	Filed as Exhibit 10.3 to the Current Report on Form 8-K.	December 13, 2023

10.1+	Form of Indemnification Agreement.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024	November 6, 2024

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.2††	Ground Lease dated November 3, 2006 among Clean Energy Fuels Corp., Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2021	February 24, 2022

10.3	First Amendment to Ground Lease dated October 28, 2008 among Clean Energy LNG, LLC, Clean Energy Construction and U.S. Borax, Inc.	Filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2021	February 24, 2022

10.4+	Amended and Restated 2006 Equity Incentive Plan.	Filed as Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2011.	March 12, 2012

10.5+	2006 Equity Incentive Plan - Form of Notice of Stock Option Grant.	Filed as Exhibit 10.104 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	May 11, 2015

10.6+	2006 Equity Incentive Plan—Form of Notice of Stock Option Grant and Stock Option Agreement.	Filed as Exhibit 99.5 to the Registration Statement on Form S-8.	August 14, 2007

10.7+	Amended and Restated Employment Agreement dated December 31, 2015, between Clean Energy Fuels Corp. and Andrew J. Littlefair.	Filed as Exhibit 10.106 to the Current Report on Form 8-K.	December 31, 2015

10.8+	Amended and Restated Employment Agreement dated December 31, 2015, between Clean Energy Fuels Corp. and Robert M. Vreeland.	Filed as Exhibit 10.107 to the Current Report on Form 8-K.	December 31, 2015

10.9+	Amended and Restated Employment Agreement dated December 31, 2015, between Clean Energy Fuels Corp. and Barclay F. Corbus.	Filed as Exhibit 10.109 to the Current Report on Form 8-K.	December 31, 2015

10.10+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan.	Filed as Exhibit 10.114 to the Current Report on Form 8-K.	May 27, 2016

10.11+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Option Grant and Terms and Conditions of Nonqualified Stock Option.	Filed as Exhibit 10.117 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

10.12+	Clean Energy Fuels Corp. 2016 Performance Incentive Plan-Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.118 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	August 9, 2016

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.13	Series A Preferred Units Issuance Agreement dated July 14, 2017, by and between Clean Energy and NG Advantage LLC.	Filed as Exhibit 10.122 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	November 2, 2017

10.14	Stock Purchase Agreement dated May 9, 2018, between Clean Energy Fuels Corp. and Total Market Services, S.A.	Filed as Exhibit 10.125 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.15	Voting Agreement dated May 9, 2018, among Clean Energy Fuels Corp., Total Market Services, S.A., and the directors and officers of Clean Energy Fuels Corp. signatory.	Filed as Exhibit 10.126 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.16	Form of Registration Rights Agreement dated June 13, 2018, between Clean Energy Fuels Corp. and Total Market Services, S.A.	Filed as Exhibit 10.127 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.	May 10, 2018

10.17	Credit Support Agreement, dated as of January 2, 2019, by and between Clean Energy Fuels Corp. and Total Holdings USA, Inc.	Filed as Exhibit 10.130 to the Annual Report on Form 10-K for the year ended December 31, 2018.	March 12, 2019

10.18	Amended and Restated 2016 Performance Incentive Plan.	Filed as Exhibit 10.1 to the Current Report on Form 8-K.	May 18, 2020

10.19††	Memorandum of Understanding, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.20††	USD $50,000,000 Loan Agreement, dated December 18, 2020, between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.21††	Joint Venture Agreement, dated March 3, 2021, between Clean Energy Renewable Fuels, LLC and Total Biogas Holdings USA, LLC.	Filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2020.	March 9, 2021

10.22††	Limited Liability Company Agreement of CE Renewco, LLC between Clean Energy and BP Products North America Inc.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 15, 2021

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.23††	Transaction Agreement, between Clean Energy Fuels Corp. and Amazon.com, Inc., dated as of April 16, 2021.	Filed as Exhibit 10.27 to the Current Report on Form 8-K.	April 19, 2021

10.24+	Clean Energy Fuels Corp. 2022 Employee Stock Purchase Plan.	Filed as Exhibit Annex A to Schedule 14A Definitive Proxy Statement.	April 7, 2022

10.25	Amendment No. 1 to Credit Support Agreement, dated as of March 12, 2021, between Clean Energy Fuels Corp. and Total Holdings USA Inc.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	May 5, 2022

10.26+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan.	Filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.27+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan – Form of Option Award.	Filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

10.28+	CLNE PlasmaFlow Holdings, LLC 2023 Equity Incentive Plan – Form of Profits Interest Award.	Filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022	February 28, 2023

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

		Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	May 8, 2025

10.34

Guarantee and Collateral Agreement, dated December 12, 2023, among Clean Energy Fuels Corp, Clean Energy, and each of the other Grantors in favor of Stonepeak CLNE-L Holdings LP, as collateral agent for the secured parties.

		Filed as Exhibit 10.2 to the Current Report on Form 8-K	December 13, 2023

10.35	Registration Rights Agreement, dated December 12, 2023, by and between Clean Energy Fuels Corp. and Stonepeak CLNE-W Holdings LP.	Filed as Exhibit 10.4 to the Current Report on Form 8-K	December 13, 2023

10.36+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan.	Filed as Annex A to the Proxy Statement on Schedule 14A	April 4, 2024

10.37+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Option Agreement (Director).	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.38+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Option Agreement (Executive).	Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.39+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Option Agreement (Non-Executive).	Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

10.40+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of RSU Grant Agreement (Director).	Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.41+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of RSU Grant Agreement (Executive).	Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.42+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of RSU Grant Agreement (Non-Executive).	Filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024	August 7, 2024

10.43+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of Notice of Stock Unit Award and Terms and Conditions of Stock Unit Award.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025	May 8, 2025

10.44+	Clean Energy Fuels Corp. Amended and Restated 2024 Performance Incentive Plan.	Filed as Annex A to the Schedule 14A Definitive Proxy Statement	April 8, 2025

10.45+	Clean Energy Fuels Corp. 2024 Performance Incentive Plan - Form of PSU Grant Agreement (Executive).	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025	August 7, 2025

19.1*	Clean Energy Fuels Corp. Insider Trading Policy

21.1*	Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24.1*	Power of Attorney (included on the signature page to this report).

31.1*

Certification of Andrew J. Littlefair, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Description	Form	Filing Date

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

97	Clean Energy Fuels Corp. Clawback Policy	Filed as Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023	February 29, 2024

101*	The following materials from Clean Energy Fuels Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

Date:  February 24, 2026

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

Signature	Title	Date

/s/ ANDREW J. LITTLEFAIR	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2026
Andrew J. Littlefair

/s/ ROBERT M. VREELAND	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026
Robert M. Vreeland

/s/ STEPHEN A. SCULLY	Chairman of the Board and Director	February 24, 2026
Stephen A. Scully

/s/ LIZABETH ARDISANA	Director	February 24, 2026
Lizabeth Ardisana

/s/ PATRICK FORD	Director	February 24, 2026
Patrick Ford

/s/ VINCENT C. TAORMINA	Director	February 24, 2026
Vincent C. Taormina