Form 10-Q
period 2026-03-31
Clean Energy Fuels Corp.
filed 2026-05-07
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 220,224,634 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	March 31,
	2025	2026
Assets
Current assets:
Cash, cash equivalents and restricted cash	$157,756	$57,657
Short-term investments	552	70,755
Accounts receivable, net of allowance of $2,069 and $1,953 as of December 31, 2025 and March 31, 2026, respectively	100,793	110,566
Other receivables	6,193	6,481
Inventory	43,906	42,683
Prepaid expenses and other current assets	41,139	44,115
Total current assets	350,339	332,257
Operating lease right-of-use assets	87,922	85,600
Land, property and equipment, net	324,040	318,382
Notes receivable and other long-term assets, net	22,194	20,540
Investments in other entities	262,325	270,291
Intangible assets, net	9,896	9,771
Total assets	$1,056,716	$1,036,841
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$52	$54
Current portion of finance lease obligations	1,303	1,249
Current portion of operating lease obligations	9,095	9,338
Accounts payable	26,176	22,211
Accrued liabilities	96,106	86,627
Deferred revenue	18,423	15,550
Total current liabilities	151,155	135,029
Long-term portion of debt	226,727	227,853
Long-term portion of finance lease obligations	2,531	2,146
Long-term portion of operating lease obligations	85,920	83,313
Other long-term liabilities	25,316	24,827
Total liabilities	491,649	473,168
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 219,331,992 shares and 220,224,634 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	22	22
Additional paid-in capital	1,796,957	1,808,053
Accumulated deficit	(1,234,566)	(1,246,978)
Accumulated other comprehensive loss	(2,992)	(2,955)
Total Clean Energy Fuels Corp. stockholders’ equity	559,421	558,142
Noncontrolling interest in subsidiary	5,646	5,531
Total stockholders’ equity	565,067	563,673
Total liabilities and stockholders’ equity	$1,056,716	$1,036,841

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended
	March 31,
	2025	2026
Revenue:
Product revenue	$90,290	$102,873
Service revenue	13,474	14,683
Total revenue	103,764	117,556
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	67,846	73,804
Service cost of sales	8,157	11,099
Selling, general and administrative	27,464	24,546
Depreciation and amortization	62,267	11,002
Impairment of goodwill	64,328	—
Total operating expenses	230,062	120,451
Operating loss	(126,298)	(2,895)
Interest expense	(7,528)	(5,701)
Interest income	2,899	1,382
Other income, net	8	343
Loss from equity method investments	(7,044)	(5,638)
Loss before income taxes	(137,963)	(12,509)
Income tax (expense) benefit	2,932	(18)
Net loss	(135,031)	(12,527)
Loss attributable to noncontrolling interest	64	115
Net loss attributable to Clean Energy Fuels Corp.	$(134,967)	$(12,412)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.60)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	223,673,947	219,667,732

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2025	2026	2025	2026	2025	2026
Net loss	$(134,967)	$(12,412)	$(64)	$(115)	$(135,031)	$(12,527)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2025 and 2026	(110)	30	—	—	(110)	30
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2025 and 2026	58	7	—	—	58	7
Total other comprehensive Income (loss)	(52)	37	—	—	(52)	37
Comprehensive loss	$(135,019)	$(12,375)	$(64)	$(115)	$(135,083)	$(12,490)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2024	223,456,994	$22	$1,730,090	$(1,012,542)	$(4,297)	$6,258	$719,531
Issuance of common stock	506,632	—	222	—	—	—	222
Repurchase of common stock	(227,495)	—	(391)	—	—	—	(391)
Shares withheld related to net share settlement	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	—	1,777	—	—	—	1,777
Stock-based sales incentive charges	—	—	17,338	—	—	—	17,338
Issuance of common stock warrants	—	—	2	—	—	—	2
Net loss	—	—	—	(134,967)	—	(64)	(135,031)
Other comprehensive income	—	—	—	—	(52)	—	(52)
Balance, March 31, 2025	223,736,131	22	1,748,540	(1,147,509)	(4,349)	6,194	602,898

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2025	219,331,992	$22	$1,796,957	$(1,234,566)	$(2,992)	$5,646	$565,067
Issuance of common stock	892,642	0	165	—	—	—	165
Shares withheld related to net share settlement	—	—	(1,210)	—	—	—	(1,210)
Stock-based compensation	—	—	2,030	—	—	—	2,030
Stock-based sales incentive charges	—	—	10,107	—	—	—	10,107
Issuance of common stock warrants	—	—	4	—	—	—	4
Net loss	—	—	—	(12,412)	—	(115)	(12,527)
Other comprehensive loss	—	—	—	—	37	—	37
Balance, March 31, 2026	220,224,634	22	1,808,053	(1,246,978)	(2,955)	5,531	563,673

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Three Months Ended March 31,

	2025	2026
Cash flows from operating activities:
Net loss	$(135,031)	$(12,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,267	11,002
Provision for credit losses and inventory	195	138
Stock-based compensation expense	1,777	2,030
Stock-based sales incentive charges	17,338	10,107
Change in fair value of derivative instruments	557	(616)
(Gain)/Loss on sale of BTR equity and convertible promissory note	—	—
Amortization of debt financing costs	1,265	1,144
Amortization of discounts and Section 30C tax credit	(1,214)	(470)
Loss on disposal of property and equipment	2,805	145
Impairment of goodwill	64,328	—
Loss from equity method investments	7,044	5,638
Non-cash lease expense	1,822	2,322
Deferred income taxes	(2,955)	—
Accretion of ARO liabilities	100	92
Changes in operating assets and liabilities:
Accounts and other receivables	15,335	(9,046)
Inventory	(1,957)	756
Prepaid expenses and other assets	29	(422)
Operating lease liabilities	(2,002)	(2,364)
Accounts payable	(4,708)	(3,897)
Deferred revenue	933	(2,873)
Accrued liabilities and other	(4,500)	(9,521)
Net cash provided by (used in) operating activities	23,428	(8,362)
Cash flows from investing activities:
Purchases of short-term investments	(363,240)	(159,999)
Maturities and sales of short-term investments	384,325	90,242
Payment and deposits on equipment and manure rights for ADG RNG production projects	(11,100)	(178)
Purchases of and deposits on property and equipment	(7,490)	(6,894)
Proceeds received for joint development and construction of station projects	1,385	453
Disbursements for loans receivable	(1,500)	—
Proceeds from paydowns, maturities, and sales of loans receivable	19	21
Investments in other entities	—	(13,271)
Proceeds from disposal of property and equipment	4,998	16
Net cash provided by (used in) provided by investing activities	7,397	(89,610)
Cash flows from financing activities:
Issuance of common stock	52	—
Repurchase of common stock	(391)	—
Payment of tax withholdings on net settlement of equity awards	(498)	(1,210)
Repayment of proceeds for Adopt-A-Port program	(831)	(404)
Repayments of debt instruments and finance lease obligations	(256)	(336)
Net cash (used in) financing activities	(1,924)	(1,950)
Effect of exchange rates on cash, cash equivalents and restricted cash	216	(177)
Net increase in cash, cash equivalents and restricted cash	29,117	(100,099)
Cash, cash equivalents and restricted cash, beginning of period	91,562	157,756
Cash, cash equivalents and restricted cash, end of period	$120,679	$57,657
Supplemental disclosure of cash flow information:
Income taxes paid (received)	$2	$(2)
Interest paid, net of $954 and $1,494 capitalized, respectively	$1,262	$4,570
Supplemental disclosure of non-cash financing activity:
Interest paid-in-kind	$5,000	$—

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2026, results of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2025 and 2026, and cash flows for the three months ended March 31, 2025 and 2026. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 and 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or any future year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but the resultant disclosures contained herein are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as they apply to interim reporting. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2025 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

Tourmaline Joint Development

In April 2023, the Company and Tourmaline Oil Corp. (“Tourmaline”) announced a CAD $70 million Joint Development Agreement to build and operate a network of CNG stations along key highway corridors across Western Canada. Under a 50-50 shared investment, the Company and Tourmaline expect to construct and commission up to 20 CNG fueling stations by April 2028, allowing heavy-duty trucks and other commercial transportation fleets that operate in the area to transition to the use of CNG, a lower carbon alternative to gasoline and diesel. Costs associated with station construction and profit and loss arising from station operation are shared 50-50 between the Company and Tourmaline. This arrangement between the Company and Tourmaline to jointly develop, build and operate CNG fueling stations is accounted for in accordance with ASC 808, Collaborative Arrangements, which states that (1) costs incurred and revenue generated from transactions with third parties be separately recorded by each participant in its own financial statements, (2) the participant who is deemed to be the principal for a given transaction under ASC 606, Revenue from Contracts with Customers, will record the transaction on a gross basis in its financial statements, and (3) payments between participants that are within the scope of other authoritative accounting literature on income statement classification shall be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, then the income statement classification for the payments shall be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

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

As a result of this impairment loss, the Company has no goodwill remaining as of March 31, 2026.

Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this new ASU in the first quarter of 2026. The Company noted no material impact from the adoption of this standard on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated income statement expense disclosures related to functional or natural expense line items within continuing operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and permits either prospective or retrospective adoption. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to provide guidance on how business entities recognize, measure, and present government grants received. The effective date for this standard is for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to clarify guidance, correct technical errors, remove outdated language and improve consistency across a number of topics within the ASC. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended
	2025	2026
Product revenue:
Volume-related
Fuel sales(1)	$76,292	$79,568
Change in fair value of derivative instruments(2)	(557)	616
RIN Credits	5,202	10,122
LCFS Credits	3,799	4,327
AFTC(3)	(17)	—
Total volume-related product revenue	84,719	94,633
Station construction sales	5,571	8,240
Total product revenue	90,290	102,873
Service revenue:
O&M services(1) (4)	12,790	14,212
Other services	684	471
Total service revenue	13,474	14,683
Total revenue	$103,764	$117,556
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three months ended March 31, 2025, contra-revenue charges recognized in fuel revenue were $17.3 million. For the three months ended March 31, 2026, contra-revenue charges recognized in fuel sales were $7.5 million and contra-revenue charges recognized in O&M services revenue were $2.6 million for a total of $10.1 million of contra-revenue charges. See Note 14 for more information.

(2)	Represents changes in fair value of unsettled derivative instruments relating to the Company’s commodity swap and customer fueling contracts associated with the Company’s truck financing program. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program. See Note 6 for more information about these derivative instruments.
(3)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.
(4)	This amount includes $2.8 million of facility use fee, which was determined to be lease income under ASC 842 (refer to Note 18 – Leases).

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.3 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2025 and March 31, 2026, the Company’s contract balances were as follows (in thousands):

	December 31,	March 31,
	2025	2026
Accounts receivable, net	$100,793	$110,566

Contract assets - current	$3,946	$3,551
Contract assets - non-current	1,548	1,448
Contract assets - total	$5,494	$4,999

Contract liabilities - current	$17,595	$14,721
Contract liabilities - non-current	—	—
Contract liabilities - total	$17,595	$14,721

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

Revenue recognized in the three months ended March 31, 2025 relating to the Company’s contract liability balances as of December 31, 2024 was $2.3 million. The decrease in the contract liability balance in the three months ended March 31, 2026 is mainly driven by billings in excess of revenue recognized and customer advances in the three months ended March 31, 2026, partially offset by $2.3 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2025.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.4 million and $0.3 million from the LLC’s operations in the three months ended March 31, 2025 and 2026, respectively. The Company had an investment balance of $4.9 million and $4.6 million in the LLC as of December 31, 2025 and March 31, 2026, respectively.

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

As of December 31, 2025, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $4.8 million and $4.9 million from this investment in the three months ended March 31, 2025 and 2026, respectively. The Company had an investment balance in the bpJV of $186.3 million and $181.4 million as of December 31, 2025 and March 31, 2026, respectively.

Maas Energy Works, LLC Joint Development

On May 8, 2024, the Company entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”), granting the Company exclusive right to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms, subject to its due diligence. Pursuant to the Maas JDA, the Company will provide financing to fund the development, construction, operation and maintenance of approved ADG RNG production projects, and Maas will manage and oversee the development, construction, operations and maintenance of such approved projects. The Company will record all the associated income/loss in earnings until a certain rate of return is achieved and then receive 49% of the income/loss in earnings with Maas receiving 51%. The Company contemplates investing up to $132.0 million of equity capital in production projects in connection with the Maas joint development. RNG produced from projects developed and constructed in connection with the Maas joint development will be available to the Company for sale as vehicle fuel.

Pursuant to the Maas JDA, each approved ADG RNG production project will be formed as a separate, special purpose project limited liability company that will be wholly-owned by a holding company (collectively, the “Project LLC”). The Company accounts for its interest in the Project LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the Project LLC’s operations.

In the year ended December 31, 2025, the Project LLC issued capital calls totaling $12.0 million, which has been contributed by the Company. In the three months ended March 31, 2026, the Company contributed $12.0 million pursuant to a capital call issued by the Project LLC. Proceeds of the capital calls are to be used to develop and construct ADG RNG projects.

The Company recorded a loss from the Project LLC’s operations of $0.2 and $0.6 million in the three months ended March 31, 2025 and 2026 respectively. The Company had an investment balance of $49.2 million and $61.8 million as of December 31, 2025 and March 31, 2026, respectively.

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

The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded a loss of $0.5 million and a gain of $0.2 million in the three months ended March 31, 2025 and 2026, respectively. The Company had an investment balance in SAFE S.p.A. of $18.7 million and $19.3 million as of December 31, 2025 and March 31, 2026, respectively.

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of March 31, 2026, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage enhances the capabilities of the Company’s fueling network as it is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines, providing significant benefits to all other assets within the fueling station network.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.1 million and $0.1 million in the three months ended March 31, 2025 and 2026, respectively. The carrying value of the noncontrolling interest was $5.6 million and $5.5 million as of December 31, 2025 and March 31, 2026, respectively.

Investments in Equity Securities

Bridge to Renewables

In August 2025, Bridge to Renewables, Inc. (“BTR”) executed a stock purchase agreement with a new investor for the sale of BTR’s common stock. In exchange for its interest in BTR, the Company received a total of $4.2 million cash, with $3.7 million related to the convertible promissory note and $0.5 million related to the previously impaired investment in preferred stock. On completion of the transaction, the Company extinguished its investment and notes receivable balances with BTR. The Company holds no interest in BTR other than the indemnification holdbacks described below.

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

There are also indemnification holdbacks of $0.6 million, which are subject to adjustment. These will be recognized as income only when contingencies are resolved and receipt is probable. An immaterial amount was received in the three-months ended March 31, 2026.

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

As of March 31, 2026, the carrying amount of the investment was $1.5 million, and no adjustments for observable price changes or impairment were recorded during the period. The amount is included in “Investments in other entities” on the consolidated balance sheets.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
Current assets:
Cash and cash equivalents	$155,584	$55,485
Restricted cash - standby letter of credit	2,172	2,172
Total cash, cash equivalents and current portion of restricted cash	$157,756	$57,657

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $155.8 million and $56.2 million as of December 31, 2025 and March 31, 2026, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.2 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2025 and March 31, 2026.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of March 31, 2026, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2025 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$—	$—	$—
Certificates of deposit	552	—	552
Total short-term investments	$552	$—	$552

Short-term investments as of March 31, 2026 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$70,196	$7	$70,203
Certificates of deposit	552	—	552
Total short-term investments	$70,748	$7	$70,755

Note 6—Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of 5.0 million diesel gallons annually from April 1, 2019 to September 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators who participate in the Company’s truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” as of March 31, 2026, in the accompanying condensed consolidated statements of operations.

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

Embedded derivatives as of December 31, 2025 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$466	$466
Notes receivable and other long-term assets, net	491	491
Total derivative assets	$957	$957

Embedded derivatives as of March 31, 2026 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$922	$922
Notes receivable and other long-term assets, net	653	653
Total derivative assets	$1,575	$1,575

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Company’s truck financing program based on the following inputs as of December 31, 2025 and March 31, 2026:

	December 31, 2025		March 31, 2026
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.09 - $2.16	$2.12	$ 2.43 - $ 2.45	$2.43
Historical Differential to PADD 3 Diesel	$.73 - $1.62	$1.15	$ .73 - $ 1.43	$1.13
Historical Differential to PADD 5 Diesel	$2.28 - $3.16	$2.59	$ 2.28 - $ 3.39	$2.57

Investment Tax Credit

The Company’s Investment Tax Credit (“ITC”) is recorded at fair value equal to the price that the Company expects to receive upon sale of the tax credit in an orderly transaction to a third party. The Company estimates the fair value by applying a discount for monetization to the gross value of the tax credit, reflecting the risk profile of the transferable tax credit market and the Company’s assessment of market participant assumptions.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2025 or March 31, 2026.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$—	$—	$—	$—
Certificates of deposit(1)	552	—	552	—
Embedded derivatives(2)	957	—	—	957
Investment tax credit	16,564	—	—	16,564

	March 31, 2026	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$70,203	$70,203	$—	$—
Certificates of deposit(1)	552	—	552	—
Embedded derivatives(2)	1,575	—	—	1,575
Investment tax credit	$16,564	—	—	16,564
(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See note 5 for more information.
(2)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2025 and March 31, 2026 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:
	Embedded	Convertible
	Derivatives	Promissory Note
Balance as of December 31, 2024	$2,621	$2,372
Settlements, net	—	—
Total (loss) gain	(556)	66
Additions	—	1,751
Equity method investment loss	—	(1,551)
Balance as of March 31, 2025	$2,065	$2,638

Balance as of December 31, 2025	$957	$—
Settlements, net	—	—
Total gain	618	—
Additions	—	—
Equity method investment loss	—	—
Balance as of March 31, 2026	$1,575	$—

Change in unrealized (loss) gain for the year ended March 31, 2025 included in earnings	$(556)	$66
Change in unrealized gain for the year ended March 31, 2026 included in earnings	$618	$—
Change in unrealized gain for the year ended March 31, 2025 included in other comprehensive income (loss)	$—	$—
Change in unrealized gain for the year ended March 31, 2026 included in other comprehensive income (loss)	$—	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2025 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$226,621	$208,348
Other Debt	158	158
Total Debt	$226,779	$208,506

Debt instruments as of March 31, 2026 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$227,761	$226,219
Other Debt	146	146
Total Debt	$227,907	$226,365

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
Loans to customers to finance vehicle purchases	$88	$87
Accrued customer billings	3,165	2,641
Fuel tax credits	1,026	1,026
Capital lease receivables	1,020	1,079
Other	894	1,648
Total other receivables	$6,193	$6,481

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

Inventory as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
Raw materials and spare parts	$43,906	$42,683
Total inventory	$43,906	$42,683

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
Land	$20,536	$20,504
LNG liquefaction plants	96,885	96,885
Station equipment	409,877	408,868
Trailers	71,385	71,450
Other equipment	108,581	108,952
RNG production facility	72,808	72,808
Construction in progress	38,250	42,473
	818,322	821,940
Less accumulated depreciation	(494,282)	(503,558)
Total land, property and equipment, net	$324,040	$318,382

Included in “Land, property and equipment, net” are capitalized software costs of $40.4 million and $40.7 million as of December 31, 2025 and March 31, 2026, respectively. Accumulated amortization of the capitalized software costs are $37.6 million and $38.0 million as of December 31, 2025 and March 31, 2026, respectively.

The Company recorded amortization expense related to capitalized software costs of $0.4 million and $0.4 million in the three months ended March 31, 2025 and 2026, respectively.

As of December 31, 2025 and March 31, 2026, $2.1 million and $1.9 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Fueling Station Equipment Removal

On January 20, 2025, the Company received notice from Pilot Travel Centers, LLC (“Pilot”) of non-renewal of the Liquified Natural Gas Fueling Station and LNG Master Sales Agreement, dated August 2, 2010, which expired August 1, 2025, in accordance with the agreement.

In March 2025, the Company made the decision to allow the agreement to expire, and to remove the station equipment and site improvements from each of the sites.

In connection with the decision to remove the station equipment and site improvements, the Company recognized $50.7 million associated with accelerated depreciation expense and incremental Asset Retirement Obligation charges, which are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the quarter ended March 31, 2025.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
Accrued alternative fuels incentives(1)	$32,798	$36,137
Accrued employee benefits	5,100	4,075
Accrued gas and equipment purchases	19,240	15,857
Accrued interest	1,438	1,438
Accrued property and other taxes	6,374	6,587
Accrued salaries and wages	13,767	5,724
Accrued customer rebates	4,822	4,958
Other(2)	12,567	11,851
Total accrued liabilities	$96,106	$86,627
(1)	Includes amount for RINs, LCFS Credits, and AFTC payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2025 and March 31, 2026 consisted of the following (in thousands):

	December 31, 2025
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$250,000	$23,379	$226,621
Other debt	158	—	158
Total debt	250,158	23,379	226,779
Less amounts due within one year	(52)	—	(52)
Total long-term debt	$250,106	$23,379	$226,727

	March 31, 2026
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$250,000	$22,239	$227,761
Other debt	146	—	146
Total debt	250,146	22,239	227,907
Less amounts due within one year	(54)	—	(54)
Total long-term debt	$250,092	$22,239	$227,853

Stonepeak Credit Agreement

On December 12, 2023 (the “Stonepeak Closing Date”), the Company entered into a senior secured first lien term loan credit agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with Clean Energy, a wholly-owned subsidiary of the Company, as borrower (the “Borrower”), the Company, as parent guarantor, a syndicate of lenders, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”) and Alter Domus Products Corp., as administrative agent and collateral agent. Pursuant to the Stonepeak Credit Agreement, the lenders funded a $300,000,000 senior secured term loan (the “Senior Term Loan”) and provided a delayed draw term loan commitment of $100,000,000 (together, with the Senior Term Loan, the “Loan Facility”). Payments related to the Loan Facility are interest only with a balloon principal payment due on the maturity date, which is December 12, 2029. The Loan Facility bears interest at 9.50% per annum, and, during the first two years beginning from the Stonepeak Closing Date, the Borrower may elect to pay up to 75% of the interest in kind. The  outstanding undrawn principal of the delayed draw term loan commitment is subject to a commitment fee of 1.00% per annum. Proceeds from the Loan Facility were or will be used to repay certain existing indebtedness of the Borrower, to finance permitted investments from time to time, to pay transaction costs related to the Stonepeak Credit Agreement, and for other general corporate purposes. In connection with the Loan Facility, the Borrower is obligated to pay other customary facility fees for credit facilities of a similar size and type.

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

The following table sets forth the computations of basic and diluted income (loss) per share for the three months ended March 31, 2025 and 2026 (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2025	2026
Net loss attributable to Clean Energy Fuels Corp.	$(134,967)	$(12,412)

Weighted-average common shares outstanding	223,673,947	219,667,732
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—
Weighted-average common shares outstanding - diluted	223,673,947	219,667,732
Basic and diluted loss per share	$(0.60)	$(0.06)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended
	March 31,
	2025	2026
Stock options	19,561,859	19,583,073
Stonepeak warrant shares	20,030,806	20,061,061
Restricted stock units	4,438,805	5,648,278
Amazon warrant shares	58,767,714	58,767,714
Total	102,799,184	104,060,126

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2025 and 2026 (in thousands):

	Three Months Ended
	March 31,
	2025	2026
Stock-based compensation expense, net of $0 tax in 2025 and 2026	$1,777	$2,030

As of March 31, 2026, there was $12.7 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 2.2 years. As of March 31, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $3.9 million. As of March 31, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance stock units were $2.1 million.

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

The Warrant Shares and the Additional Warrant Shares shall vest in multiple tranches, certain of which vested immediately upon execution of the Fuel Agreement. Subsequent tranches will vest over time based on fuel purchases by Amazon and its affiliates, and the facility use fees paid, up to a total of $500.0 million, excluding any payments attributable to “Pass Through Costs,” which consist of all costs associated with the delivered cost of gas and applicable taxes determined by reference to the selling price of gallons of gas sold. The right to exercise the warrants and to receive the Warrant Shares and Additional Warrant Shares (the “Amazon Warrant”) that have vested expires on April 16, 2031.

Non-cash stock-based sales incentive contra-revenue charges (“Amazon Warrant Charges”) associated with the Amazon Warrant are recognized as Amazon and its affiliates purchase fuel and pay monthly facility use fees such that the related vesting conditions become probable of being achieved, based on the grant date fair value of the Amazon Warrant.

The following table summarizes the Amazon Warrant activities for the three months ended March 31, 2026:

Warrant
Shares
Outstanding and unvested as of December 31, 2025	21,157,323
Granted	—
Vested	(1,175,408)
Outstanding and unvested as of March 31, 2026	19,981,915

1,175,408 shares of the Amazon Warrant vested in the three months ended March 31, 2026 based on fuel purchases made by Amazon and its affiliates. The Company recognized Amazon Warrant Charges of $17.3 million and $10.1 million, with $7.5 million related to fuel sales and $2.6 million related to facility use fee, in the three months ended March 31, 2025 and 2026, respectively, relating to customer fuel purchases.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of March 31, 2026, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of December 31, 2025, the Company has utilized a total of $31.3 million under the Repurchase Program from its inception to repurchase 14,301,158 shares of common stock, and a total of $18.7 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. There were 227,495 shares repurchased during the three-month period ended March 31, 2025. There were no shares repurchased during the three-month period ended March 31, 2026. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners, to remain in compliance with covenants under the Credit Agreement. See Note 12 for details on the customary representations and warranties, and covenants associated with the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program.  Any additional repurchases would require additional consent from the Company’s creditor, Stonepeak Partners.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the three months ended March 31, 2026, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 2,792 shares, consisting of 1,396 shares at an exercise price of $5.50 per share and 1,396 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the three months ended March 31, 2026:

Warrant
Shares
Outstanding and unexercised as of December 31, 2025	20,058,269
Granted	2,792
Exercised	—
Outstanding and unexercised as of March 31, 2026	20,061,061

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax benefit of $2.9 million and an income tax expense of $0 million in the three months ended March 31, 2025, and 2026, respectively.  Income tax benefit and/or expense in each period is related to the Company’s U.S. and foreign operations.

The Company’s effective tax rate for the three months ended March 31, 2026 was different from the federal statutory rate primarily due to losses for which no tax benefit has been recognized. There was no discrete tax item that impacted the effective tax rate for the period. The Company’s effective tax rate for the three months ended March 31, 2025 was impacted disproportionately by goodwill impairment of $64.3 million, which resulted in a discrete tax benefit of $2.9 million.

The Company increased its unrecognized tax benefits in the three months ended March 31, 2026, by $0.9 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant during the three months ended March 31, 2026. The net interest incurred was immaterial for the three months ended March 31, 2025, and 2026, respectively.

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

For the three months ended March 31, 2026, one additional RNG project in the bpJV was placed in service. The Company is currently in the process of monetizing the ITC’s for its consolidated project that was placed in service in 2025.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. As of December 31, 2025, the fixed commitments under these contracts totaled approximately $8.7 million for the year ending December 31, 2026. There were no additional fixed commitments entered into during the three-months ended March 31, 2026.

Note 18—Leases

Facility Use Fee (Lease Income)

During the three months ended March 31, 2026, the Company entered into an arrangement with a customer that provides the customer with exclusive use of designated portions of Company-operated fueling station facilities, on land leased by the Company (“Dedicated Stations”). The arrangement with the customer was determined to contain a lease under ASC 842 and is accounted for as an operating lease. The Company has elected the lessor practical expedient under ASC 842 to not separate nonlease components from the associated lease component. Under this election, the monthly Facility Use Fees, comprising the right to use the Dedicated Station infrastructure (lease component) and the related station operation and maintenance services (nonlease component) are accounted for together as a single operating lease component under ASC 842, as the lease component is the predominant element of the combined component.

The Company receives a fixed monthly facility use fee per station in consideration for making the Dedicated Stations available to the customer. Operating lease income from facility use fees is recognized on a straight-line basis over the lease term.

Total operating lease income recognized for the three months ended March 31, 2026 was $2.8 million and related contra-revenue charges of $2.6 million (refer to Note 14 – Stock Based Compensation).

No material variable lease income was recognized during the period in relation to the arrangement.

No selling profit or loss was recognized at lease commencement, and no station facilities were transferred to the customer during the period.

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

During each of the three months ended March 31, 2025 and 2026, the Company recognized $0.1 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of March 31, 2026 (in thousands):

Fiscal Year:
Remainder of 2026	$1,020
2027	1,474
2028	758
2029	587
2030	242
Thereafter	—
Total minimum lease payments	4,081
Less amount representing interest	(683)
Present value of lease receivables	$3,398

Note 19—Related Party Transactions

TotalEnergies S.E.

In the three months ended March 31, 2025 and 2026, no revenue from TotalEnergies was recognized. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2025 and March 31, 2026.

In the three months ended March 31, 2025 and 2026, the Company paid TotalEnergies $0.2 million and $0.2 million, respectively, for expenses incurred in the ordinary course of business and for settlements on commodity swap contracts (Note 6).  Outstanding payables due to TotalEnergies were immaterial as of December 31, 2025 and March 31, 2026.

SAFE S.p.A.

Cash receipts from SAFE S.p.A. were immaterial in the three months ended March 31, 2025 and 2026. Outstanding receivables due from SAFE S.p.A. were immaterial as of December 31, 2025 and March 31, 2026.

In the three months ended March 31, 2025 and 2026, the Company paid SAFE S.p.A. $0.4 million and $0.8 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2025 and March 31, 2026, the Company had payables due to SAFE S.p.A. of $0.5 million and $1.4 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three months ended March 31, 2025 and 2026, the Company recognized total management and O&M fee revenue of $0.8 million and $1.0 million, respectively. As of December 31, 2025 and March 31, 2026, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $1.7 million and $2.7 million, respectively.

No cash payment was made on behalf of the joint ventures for expenses incurred in the ordinary course of business in the three months ended March 31, 2025 or 2026. As of December 31, 2025 and March 31, 2026, outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.3 million and $0.2 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

In the three months ended March 31, 2025 and 2026, the Company received $0.6 million and $0.1 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three months ended March 31, 2025 and 2026, the Company paid $1.0 million and $0.9 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. As of December 31, 2025 and March 31, 2026, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.5 million and $0.5 million, respectively, relating to sharing of environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV.

On June 30, 2025, the Company entered into a Guaranty Agreement in favor of the buyer of ITC credits sold by the bpJV on June 30, 2025 (Note 7). Pursuant to the Guaranty Agreement, the maximum potential future exposure to the Company is $38.3 million in the event of a tax credit loss incurred by the buyer. The Guaranty Agreement is expected to end in January 2030. The Company received a fee of $0.7 million from the bpJV in connection with Guaranty Agreement.

Rimere

In the three months ended March 31, 2025 the Company provided $1.5 million to Rimere, LLC (“Rimere”) in connection with its loan commitments.

In the three months ended March 31, 2025 the Company recognized management fee revenue from Rimere of $0.2 million.

In December 2025, the loan commitments were terminated in connection with the transfer of ownership of the Company’s equity method investment. As such there were no related party transactions with Rimere in the three-months ended March 31, 2026. There were no balances with Rimere on December 31, 2025 or March 31, 2026.

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

The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2025 and 2026. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2025	2026
Revenue:
Total revenue(1)	$103,764	$117,556
Cost of Sales (excluding depreciation)(2):
Commodity product cost of sales	39,181	42,471
Other product cost of sales	28,665	31,333
Product cost of sales	67,846	73,804
Service cost of sales	8,157	11,099

Operating expenses:
Selling, general and administrative, excluding stock compensation	25,687	22,516
Stock compensation	1,777	2,030
Selling, general and administrative	27,464	24,546
Depreciation and amortization	62,267	11,002
Impairment of goodwill	64,328	—
Interest(3)	(4,629)	(4,319)
Other income, net	8	343
Loss from equity method investments	(7,044)	(5,638)
Loss before income taxes	(137,963)	(12,509)
Income tax benefit	2,932	(18)
Net loss	(135,031)	(12,527)
Loss attribute to noncontrolling interest	64	115
Net loss attribute to Clean Energy Corp.	$(134,967)	$(12,412)

(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in Note 2 - Revenue from Contracts with Customers, Disaggregation of Revenue.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the Product Cost of Sales financial statement caption on the Condensed Consolidated Statements of Operations. Total Product Cost of Sales and Service Cost of Sales reconcile to the amounts under the corresponding caption in the Condensed Consolidated Statements of Operations.

(3)	Interest is computed as the net of interest income and interest expense. Refer to the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2025	2026
Interest expense	$(7,528)	$(5,701)
Interest income	2,899	1,382
	(4,629)	(4,319)

The Company's revenue and long-lived tangible assets, including the Company's operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	Three Months Ended
	March 31,
	2025	2026
Revenue:
United States	$102,672	$114,560
Canada	1,092	2,996
Total revenue	$103,764	$117,556

	Year Ended	Three Months Ended
	December 31,	March 31,
	2025	2026
Long-lived assets:
United States	$582,414	$584,307
Canada	13,847	14,137
Total long-lived assets	$596,261	$598,444

Note 21—Revenue Concentration

During the three-month period ended March 31, 2025, one customer accounted for more than 10% of the Company’s total revenue. During the three-month period ended March 31, 2026, there were no customers that accounted for more than 10% of the Company’s total revenue.

Note 22—Subsequent Events

Former President and Chief Executive Officer Transition

As previously disclosed in the Current Report on Form 8-K filed by the Company on April 23, 2026, on April 23, 2026, the Company announced that its Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective April 22, 2026 (the “Separation Date”). The CEO succeeds the Company’s co-founder and former President and Chief Executive Officer (“former CEO”) who transitioned from his executive role to serve the Company as a non-employee consultant as well as continuing to serve on the Company’s Board of Directors.

On the Separation Date, the Company entered into a Transition, Consulting and Release Agreement (“Transition Agreement”) with the former CEO, which had the effect of modifying certain vested and unvested equity awards previously made as part of the former CEO’s employment agreement. The Transition Agreement has the effect that these equity awards will remain outstanding and eligible to vest and remain exercisable during the entirety of the former CEO’s continued service as either a consultant to the Company or a member of the Company’s Board of Directors. There was no forfeiture of any outstanding equity awards on the Separation Date.

Furthermore, the former CEO received a new grant of restricted stock units under the Company’s Amended and Restated 2024 Performance Incentive Plan (the “Consulting Equity Award”). The Consulting Equity Award has a grant date value equal to $1,000,000 and vests in three equal annual installments on each of the first three anniversaries of the Separation Date, subject to the former CEO’s continued provision of services on each vesting date.

The Transition Agreement provides the former CEO with a transition consideration comprising of a bonus for the year ending December 31, 2026 in an amount equivalent to what the former CEO would have received as an annual performance bonus based on the criteria applicable for 2026 (without any pro-ration) had the former CEO remained as the

CEO through the end of 2026. This bonus is to be no more than 150% of the former CEO’s 2025 base salary. The Transition Agreement also provides benefits to the former CEO, totaling approximately $0.4 million.

The Transition Agreement outlines compensation that the former CEO will receive as a non-employee consultant. The compensation includes a base consulting retainer of $750,000 annually and payments will continue for the three-year consulting term, unless terminated in accordance with the Transition Agreement. Furthermore, the former CEO will be eligible for compensation under the Company’s then-current non-employee director compensation program for so long as the former CEO is serving as a member of the Board of Directors.

Maas Energy Works, LLC Joint Development

On April 30, 2026, the Company made an additional $12.0 million contribution pursuant to a capital call issued by the Project LLC. Proceeds of the capital calls are to be used to develop and construct ADG RNG projects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this discussion, as well as discussions under the same heading in our other periodic reports, are referred to as the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in this report, and all cross references to notes included in this MD&A refer to the identified note in such condensed consolidated financial statements. For additional context with which to understand our financial condition and results of operations, refer to the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2026, as well as the audited consolidated financial statements and notes included therein (collectively, our “2025 Form 10-K”).

Cautionary Note Regarding Forward-Looking Statements

This MD&A and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts. These statements relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “if,” “may,” “might,” “shall,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “goal,” “objective,” “initiative,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements we make in this report include statements about, among other things, our future financial and operating performance, our growth strategies and operational plans, including expectations regarding our delivery and sales of RNG and Environmental Credits (each as defined below) and production at our RNG projects, and anticipated trends in our industry and our business.

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of March 31, 2026, we deliver RNG to the transportation market through over 570 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 27 fueling stations in Canada as of March 31, 2026.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of March 31, 2026, we served over 900 fleet customers operating over 50,000 vehicles on our fuels.

Over the longer term, we remain committed to RNG, which we believe is a viable, scalable clean fuel solution for medium- and heavy-duty transportation. At the same time, we continue to monitor the development and adoption of alternative use cases and technologies, including hydrogen-powered and electric vehicles, and we evaluate how our existing assets and capabilities may support these solutions where economically viable. For example, we believe RNG may be used as a feedstock to generate electricity that could support electric vehicle charging and other applications. While RNG remains central to our long-term strategy, we believe our platform provides flexibility to support a range of lower-carbon transportation solutions as market conditions, customer preferences, and technology evolve.

Impact of Tariffs, Inflation, and Interest Rates

We continue to monitor changes in the U.S. Government’s trade policy, including the tariffs announced by the U.S. Government in the current year. Trade restrictions and increases in tariffs did not have a significant effect on our business, financial condition, and results of operations during the first quarter of 2026. The Company does not directly import products from regions subject to significant tariff increases, however we do not know whether, or the extent to which tariffs may impact our customers, which include fleet owners and operators across all heavy-duty trucking sectors. In addition, tariffs may increase the risk of elevated inflation, which may increase our input costs. The nature of such trade restrictions and tariffs remains unclear.

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

As of March 31, 2026, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report for more information.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended
	March 31,
Revenue (in millions)	2025	2026
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$76.3	$79.6
Change in fair value of derivative instruments(4)	(0.6)	0.6
RIN Credits	5.2	10.1
LCFS Credits	3.8	4.3
Total volume-related product revenue	84.7	94.6
Station construction sales	5.6	8.2
Total product revenue	90.3	102.9
Service revenue (3)(5):
O&M services(6)	12.8	14.2
Other services	0.7	0.5
Total service revenue	13.5	14.7
Total revenue	$103.8	$117.6
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6 – Derivative Instruments and Hedging Activities in Part I, Item 1 of this report.
(3)	Includes $17.3 million and $10.1 million, with $7.5 million related to fuel sales and $2.6 million related to facility use fee - of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three months ended March 31, 2025 and 2026, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program.

(5)	O&M services revenue includes revenues earned from providing operating and maintenance services on natural gas fueling stations owned by our customers for fixed fees or per gallon fees based on the volume of fuel dispensed at the customer station. If we provide the fuel in addition to the O&M services, we include the revenues associated with providing the fuel in volume-related product revenue.
(6)	This amount includes $2.8 million of facility use fee, which was determined to be lease income under ASC 842 (refer to note 18 – Leases).

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (3) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2023, 2024 and 2025 and for the three months ended March 31,2025, and 2026.

	Year Ended			Three Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			March 31,
correlating to total volume-related product revenue	2023	2024	2025	2025	2026
RNG(5)	225.7	236.7	237.4	50.6	67.4
Conventional natural gas	62.5	60.8	62.7	16.1	17.3
Total fuel volume	288.2	297.5	300.1	66.7	84.7

	Year Ended			Three Months Ended
	December 31,			March 31,
Other operating data (in millions)	2023	2024	2025	2025	2026
Station construction cost of sales	$24.4	$24.4	$28.8	$4.7	$8.2
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(99.5)	$(83.1)	$(222.0)	$(135.0)	$(12.4)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $20.9 million, $23.8 million and $0.2 million of the federal alternative fuel tax credit (“AFTC”) revenue for the years ended December 31, 2023, 2024 and 2025, respectively, and none for the three months ended March 31, 2025, 2026 as AFTC expired on December 31, 2024.
(3)	Includes $60.6 million, $60.8 million and $66.1 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2023, 2024 and 2025, respectively, and $17.3 million and $10.1 million for the three months ended March 31, 2025 and 2026, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(0.2) million, $(0.1) million and $(1.7) million for the years ended December 31, 2023, 2024 and 2025, and $(0.6) million and $0.6 million for the three months ended March 31, 2025 and 2026, respectively. See Note 6 – Derivative Instruments and Hedging Activities in Part I, Item 1 of this report for more information regarding the commodity swap and customer contracts.
(5)	We predominantly source RNG from third parties. The TotalEnergies JV project began supplying us RNG in 2023, and five of the six projects owned by the 50-50 joint venture between us and bp (the “bpJV”) began supplying us RNG in 2024. The amount of RNG supplied by our joint venture projects was less than 1.5% of RNG fuel volume sold in 2023, 2024, 2025 and in the three month periods ended March 31, 2025 and 2026.

The following table summarizes the production volumes from our RNG project portfolio for the three-months ended March 31, 2025, and 2026

	Three Months Ended
Production volume, GGEs (in millions)	March 31,
	2025	2026
TotalEnergies JV
Number of projects	1	1
Production volume	0.2	0.2
bpJV
Number of projects	4	6
Production volume	0.3	0.9
Maas JDA
Number of projects	-	-
Production volume	-	-
South Fork
Number of projects	-	1
Production volume	-	0.2

The TotalEnergies JV project was placed into operation during 2023, and is expected to produce up to 0.8 million GGEs of RNG annually.

Five of six projects under the bpJV were in operation during 2025. The six projects under the bp JV Agreement are estimated to produce up to 8.2 million GGEs of RNG annually. Our estimated production may not reflect actual production from the projects, which depends on many variables including, but not limited to: (i) quantity and quality of the manure; (ii) operational up-time of the facility; and (iii) actual productivity of the facility.

The Company’s joint development agreement RNG Projects (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”) are currently under construction.

2026 Key Developments

Production Tax Credit (“PTC”) (Section 45Z). In February 2026, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations (REG-121244-23) intended to provide further guidance on credit eligibility, emissions rates, and certification and registration requirements under Section 45Z. Consistent with the Company’s accounting policy, the Company recognizes PTCs in the period that qualifying renewable natural gas fuel is produced and sold, provided the conditions for earning the credit are met and collection is sufficiently assured. The Company is monitoring ongoing rulemaking and will refine its application of Section 45Z and related disclosures as additional implementation guidance is finalized.

RNG fueling infrastructure, supply and station services agreements. During the first quarter of 2026, we announced a series of agreements with trucking, refuse and transit fleets nationwide. The agreements span renewable natural gas (“RNG”) fueling infrastructure and RNG supply, and include operations and maintenance arrangements for station sites, reflecting continued fleet adoption of RNG across multiple sectors.

East Valley ADG RNG Project. The East Valley ADG RNG production project located in Idaho was successfully placed into service in the first quarter of 2026. The project is expected to produce approximately 3.5 million gallons of RNG annually. In connection with the project being placed into service, the Joint Venture recorded an ITC asset of $44.3 million.

Ash Grove Dairy Farm Bankruptcy. On June 11, 2025, Ash Grove Dairy LLP (“AGD”) filed for voluntary Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Minnesota (“the bankruptcy court”). The bpJV owns and operates a fully constructed and operational anaerobic digester facility producing RNG at the Ash Grove Dairy farm in Lake Benton, MN. The project is owned and operated through a subsidiary, Ash Grove Renewable Energy, LLC (“ProjectCo”) of the bpJV. The Debtor and ProjectCo have successfully reached an agreement on amended terms of the parties’ manure supply contract and related contracts. As such, on January 7, 2026, the Debtor filed a motion to assume and perform under the ProjectCo contracts, and on February 12, 2026, the Court granted the assumption motion. As of the date of this memorandum, a plan has not yet been confirmed.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A, contained our 2025 Form 10-K. Except as set forth below and in “Impact of Tariffs, Inflation, and Interest Rate” above, there have been no material changes to such trends as described in the MD&A contained in our 2025 Form 10-K.

The market for our vehicle fuels is a relatively new and developing market, and has experienced slow, volatile or unpredictable growth in many sectors. For example, to date, adoption and deployment of natural gas vehicles, both in general and in certain of our key customer markets, including heavy-duty trucking, have been slower than we anticipated. Slower growth may occur due to unfavorable macroeconomic events such as inflationary pressures, increased tariffs, future pandemic effects, supply chain challenges, government regulations related to other alternative fuels or products, international conflicts, regulatory uncertainty or other events.

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have historically fluctuated significantly and will likely continue to be volatile. During the first quarter of 2026, RIN prices have been about 2.0% lower than the prices seen in the first quarter of 2025.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12 – Debt in Part I, Item 1 of this report, have financial and non-financial covenants with which we must comply. As of March 31, 2026, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2025 Form 10-K. During the three months ended March 31, 2026, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2025 Form 10-K. There have been no material changes during the three months ended March 31, 2026 to our critical accounting policies as described in the MD&A contained in our 2025 Form 10-K.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 1 – General in Part I, Item 1 of this report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements pending adoption.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31,
	2025	2026
Statements of Operations Data:
Revenue:
Product revenue	87.0%	87.5%
Service revenue	13.0	12.5
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	65.4	62.8
Service cost of sales	7.9	9.4
Selling, general and administrative	26.5	20.9
Depreciation and amortization	60.0	9.4
Impairment of Goodwill	62.0	—
Total operating expenses	221.8	102.5
Operating loss	(121.8)	(2.5)
Interest expense	(7.3)	(4.8)
Interest income	2.8	1.2
Other income, net	—	0.3
Loss from equity method investments	(6.8)	(4.8)
Loss before income taxes	(133.1)	(10.6)
Income tax (expense) benefit	2.8	(0.0)
Net loss	(130.3)	(10.6)
Loss attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Clean Energy Fuels Corp.	(130.2)%	(10.5)%

Product revenue. Product revenue for the three months ended March 31, 2026 increased by $12.6 million to $102.9 million, representing 87.5% of total revenue, compared to $90.3 million, representing 87.0% of total revenue, for the three months ended March 31, 2025. The increase was primarily due to (1) increased volumes of vehicles fueling and a decrease of $9.8 million in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14 – Stock-Based Compensation in Part I, Item 1 of this report), partially offset by lower pricing, resulting in a $3.7 million net increase in fuel sales from the prior year period, (2) an increase in RIN revenue of $4.9 million primarily due to a higher share of RIN values, higher volume, and incremental RIN revenue generated by the Company’s consolidated dairy RNG production project (upstream) business, (3) an increase in LCFS revenue of $0.5 million primarily due to incremental LCFS revenue generated by the Company’s consolidated dairy RNG production project (upstream business),  (4) an increase in station construction sales of $2.7 million due to increased construction activities, and (5) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized gain of $0.6 million in the first quarter of 2026 compared to an unrealized loss of $0.6 million in the same period in 2025.

Service revenue. Service revenue for the three months ended March 31, 2026 increased $1.2 million to $14.7 million, representing 12.5% of total revenue, compared to $13.5 million, representing 13.0% of total revenue, for the three months ended March 31, 2025. The increase was primarily due to higher volumes serviced, partially offset by an increase of $2.6 million in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant.

Product cost of sales. Product cost of sales for the three months ended March 31, 2026 increased by $6.0 million to $73.8 million, representing 62.8% of total revenue, from $67.8 million, representing 65.4% of total revenue, in the three months ended March 31, 2025. The increase was primarily due to increased volumes of vehicles fueling and a $2.2 million increase in station construction costs.

Service cost of sales. Service cost of sales for the three months ended March 31, 2026 increased by $2.9 million to $11.1 million, representing 9.4% of total revenue, compared with $8.2 million or 7.9% of total revenue in the three months ended March 31, 2025. The increase was primarily due to the higher volumes serviced.

Selling, general and administrative. Selling, general and administrative expenses decreased by $2.9 million to $24.5 million in the three months ended March 31, 2026, from $27.5 million in the three months ended March 31, 2025. The decrease was primarily driven by a $3.2 million decrease in general business, selling and administrative expenses, partially offset by a $0.3 million increase in stock-based compensation expense due to vesting of equity awards granted in prior period.

Depreciation and amortization. Depreciation and amortization decreased by $51.3 million to $11.0 million in the three months ended March 31, 2026, from $62.3 million in the three months ended March 31, 2025. The decrease was primarily due to the accelerated depreciation expense relating to the change in depreciable life of the Pilot Travel Centers, LLC station assets that were removed in 2025.

Impairment of goodwill. In the three months ended March 31, 2025, a goodwill impairment loss for our single reporting unit was recognized in the amount of $64.3 million, which comprised the total amount of our goodwill before giving effect to the impairment.

Interest expense. Interest expense decreased by $1.8 million to $5.7 million in the three months ended March 31, 2026, from $7.5 million in the three months ended March 31, 2025, primarily due to lower principal balance on debt after the voluntary early repayment of $65 million in 2025, and corresponding lower amortization of debt discount and issuance costs.

Interest income. Interest income decreased by $1.5 million to $1.4 million in the three months ended March 31, 2026, from $2.9 million in the three months ended March 31, 2025, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balance of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments decreased by $1.4 million to $5.6 million in the three months ended March 31, 2026, from $7.0 million in the three months ended March 31, 2025, due to the operating results of SAFE S.p.A. and our joint ventures with TotalEnergies and bp.

Income tax (expense) benefit. Income tax benefit was $2.9 million for the three months ended March 31, 2025, and income tax expense was $(0.0) million for the three months ended March 31, 2026. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended March 31, 2025 and 2026, we recorded a gain of $0.1 million and $0.1 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2025 and 2026 periods.

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

Cash Flows

Operating Activities. Cash used in operating activities was $8.4 million in the three months ended March 31, 2026, compared to cash provided by operating activities of $23.4 million in the comparable 2025 period. The decrease in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash when compared to the same period in 2025.

Investing Activities. Cash used in investing activities was $89.6 million in the three months ended March 31, 2026, compared to cash provided by investing activities of $7.4 million in the comparable 2025 period. The increase in cash used by investing activities was primarily attributable to a $69.8 million increase in short-term investments in the three months ended March 31, 2026 when compared to the same period in 2025, as well as $13.6 million increase in investments in other entities.

Financing Activities. Cash used in financing activities was $1.9 million and $1.9 million in each of the three months ended March 31, 2026 and 2025, with no material increases compared to the same period in the prior year.

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

Our 2026 business plan calls for approximately $25.0 million in capital expenditures primarily related to the construction of fueling stations, IT software and equipment and LNG plant costs, and we expect to fund these expenditures primarily through cash on hand and cash generated from operations.

Further, in 2026, our business plan calls for no further capital expenditure in the development of consolidated ADG RNG production projects.  As of March 31, 2026, we have invested $81.9 million in the development of consolidated ADG RNG production facilities.

In 2026 we anticipate contributing equity capital up to $42.0 million, of which we have already contributed $24 million, in cash, into our equity method investment as part of the Maas JDA.  We do not anticipate making equity contributions under our TotalEnergies JV Agreement in 2026 as the one operating project’s cash requirements are being satisfied by its current operations as well as the benefits from the use of ITC proceeds. We do not anticipate making equity contributions into the bpJV in 2026 as that joint venture has sufficient contributed capital and ITC proceeds to support the six projects that are ramping up operations. We continue to evaluate the ADG RNG development market but cannot say with certainty when we may approve additional investments in ADG RNG production facilities through the TotalEnergies JV Agreement and the bpJV. As of March 31, 2026, we have invested $377.8 million into our equity method investment entities that develop ADG RNG production facilities.

We had total indebtedness, consisting of our debt and finance leases, of approximately $254.0 million in principal amount as of March 31, 2026, of which approximately $1.4 million, $1.5 million, $0.7 million, $250.3 million, $0.1 million and $0.0 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $139.0 million as of March 31, 2026, of which approximately $13.2 million, $17.9 million, $17.1 million, $16.4 million, $15.8 million and $58.6 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of March 31, 2026, excluding the current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $126.2 million, compared to $156.1 million as of December 31, 2025.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $66.1 million;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. There were no fixed commitments under these contracts as of March 31, 2026.

In addition, we have a fixed supply arrangement with UPS for the supply and sale of 199 million GGEs of RNG through December 2030.

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

Natural gas costs represented $143.0 million of our total cost of sales in 2025 and $42.5 million of our total cost of sales for the three months ended March 31, 2026.

In addition, we are exposed to market price risk relating to the diesel-to-natural gas price spread associated with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators who participate in the Company’s truck financing program.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2026, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of March 31, 2026, we would expect a corresponding fluctuation in the value of the net assets to be approximately $0.3 million.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

In addition, as our customers and partners react to economic conditions, such as tariffs, government shutdowns, market volatility, and the potential for a recession, they may reduce spending and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending, delays in purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts could limit our ability to grow our business and negatively affect our operating results and financial condition.

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

Our ability to balance supply with demand from customers is subject to risk where we are committed to acquire RNG produced by third-party producers that could exceed the level of demand of our customers. If we are unable to maintain an adequate supply of RNG or are oversupplied with RNG versus customer demand, our business, financial condition, and performance could be negatively affected. In addition, increasing demand for RNG will result in more robust competition for supplies of RNG, including from other vehicle fuel providers, gas utilities and other users and providers. If we or any of our RNG suppliers experience these or other difficulties in RNG production processes, or if competition for RNG development projects and supply increases, then our supply of RNG and our ability to resell it as a vehicle fuel could be jeopardized

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations (see “Our Principal Products, Services and Other Business Activities—Sales of Environmental Credits” in our 2025 Form 10-K for more information on the fluctuations in 2025). Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, such as any adverse impacts from the OBBBA, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the AFTC, which expired on December 31, 2024 and was not renewed, or the Section 45Z Production Tax Credit would also adversely impact our revenue. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

The prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits have been volatile, and this volatility may continue to increase. Factors that have caused, and may in the future cause, volatility in the prices of RNG, natural gas, crude oil, diesel, renewable diesel, and Environmental Credits include, among others, changes in supply and availability of crude oil, RNG and other renewable transportation fuels, and natural gas, government regulations, inventory levels, customer demand, price and availability of alternatives, weather conditions, negative publicity about crude oil or natural gas drilling, production or transportation techniques and methods, worldwide economic, military, health and political conditions, transportation costs and the price of foreign imports. If the prices of crude oil and diesel are low or decline, or if the price of RNG or natural gas increases without corresponding increases in the prices of crude oil and diesel or Environmental Credits, we may not be able to offer our customers an attractive price for our vehicle fuels, market adoption of our vehicle fuels could be slowed or limited and we may be forced to reduce the prices at which we sell our vehicle fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Natural gas and crude oil prices are expected to remain volatile for the near future because of market uncertainties over supply and demand, including due to the state of the world economy, geopolitical conditions, tariffs, military conflicts, instability in the Middle East, including the conflict in Iran, as well as instability in other countries that are active oil producers such as Venezuela, energy infrastructure and other factors. Fluctuations in natural gas prices affect the cost to us of the natural gas commodity. High natural gas prices adversely affect our operating margins when we cannot pass the increased costs through to our customers. Conversely, lower natural gas prices reduce our revenue when the commodity cost is passed through to our customers.

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

Increased global cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our information systems and the confidentiality, availability and integrity of our data. There have been highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cybersecurity incidents involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. As cyberattacks become increasingly sophisticated, including through the use of artificial intelligence (AI”) technologies such as deepfakes and AI-generated social engineering, the risk of security incidents has increased. Threat actors are also increasingly leveraging AI technologies to develop new attack vectors, exploit vulnerabilities, obscure their activities and increase the difficulty of threat attribution. For example, new AI tools are capable of identifying previously undetected vulnerabilities and creating exposures to zero-day attacks, which may significantly diminish the time frame for us and our third-party providers to detect, respond to and protect our information technology systems. AI and machine learning technologies continue to develop rapidly, and may result in a variety of unforeseen risks.

Implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Despite implementing security measures, we have, from time to time, experienced cyberattacks or other cybersecurity incidents that have threatened our data and information systems. It is possible that future cybersecurity incidents could materially and adversely affect our business. We cannot provide assurance that our safety and security measures will prevent our information systems from improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cybersecurity incidents. Any information technology security threats that are successful against our security measures could, depending on their nature and scope, lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, operational disruptions, and substantial financial outlays. A cybersecurity incident could occur and persist for an extended period without detection, and an investigation of any successful cybersecurity incident would likely require significant time, costs and other resources to complete. We may be required to expend significant financial resources to protect against or to remediate such cybersecurity incidents. In addition, our information technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures

We rely on third party service providers, software as a service providers, and technologies to operate critical business systems and process sensitive information. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place, or they may suffer unexpected downtime due to power loss, computer system or data network failures. If such third parties experience any security incident or other type of interruption, our information systems may become disabled or inaccessible, disrupting our operations.

Additionally, the integration of Internet of Things (“IoT”) and Artificial Intelligence (“AI”) technologies into our business operations expose us to various operational, cybersecurity, and regulatory risks. The reliance on IoT and AI systems for critical business operations necessitates high levels of system reliability and performance. Any malfunction, failure, or suboptimal performance of these systems can disrupt business activities, resulting in downtime, reduced productivity, and financial losses. Inaccurate, incomplete, or corrupted data can lead to flawed decision-making, inefficiencies, and potential financial and operational risks. IoT and AI systems also increase our vulnerability to cybersecurity threats. Further, the use of IoT and AI technologies involves collecting and processing large volumes of personal and proprietary data. Any mishandling or unauthorized access to this data can result in privacy breaches, regulatory penalties, and loss of customer trust.  The Company must ensure compliance with existing and emerging regulations related to data protection, privacy, and cybersecurity. Non-compliance could result in significant legal and financial penalties and impact business operations. In addition, the regulatory landscape for IoT and AI technologies is evolving rapidly. New laws or regulations governing the use of AI in jurisdictions in which we operate could require us to modify our practices, increase compliance costs or limit our ability to use AI tools that benefit our operations. The costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have a material adverse effect on our business, operations and financial condition.

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

As part of our business activities, we design and construct vehicle fueling stations that we either own and operate ourselves or sell to our customers. These activities require a significant amount of judgment in determining where to build and open fueling stations, including predictions about fuel demand that may not be accurate for any of the locations we target. As a result, we have built stations that we may not open for fueling operations, and we may open stations that fail to generate the volume or profitability levels we anticipate, either or both of which could occur due to a lack of sufficient customer demand at the station locations or for other reasons. For any stations that are completed but unopened, we would have substantial investments in assets that do not produce revenue, and for any stations that are open and underperforming, we may decide to close the stations. We have nearly completed stations that are not open for fueling operations. Some of these stations are subject to agreements that will expire prior to us being able to open such stations and, as a result, we will incur substantial additional costs and non-cash asset impairments or other charges to remove equipment located at such stations, which could cause the price of our common stock to decline. For example, our Liquified Natural Gas Fueling Station and LNG Master Sales Agreement with Pilot Travel Centers, LLC (“Pilot”) expired in August 2025 per its terms. In connection with the decision for non-renewal of the Pilot agreement, and subsequent removal of the station equipment and site improvements, the Company recognized $54.4 million, in 2025, associated with accelerated depreciation expense and incremental asset retirement obligation charges.

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

Our results of operations have historically experienced, and may continue to experience, significant fluctuations as a result of a variety of factors, including, among others, the amount and timing of our vehicle fuel sales, Environmental Credit sales and recognition of government credits, station construction sales, grants and incentives, such as AFTC, which expired on December 31, 2024 and was not renewed; fluctuations in commodity, station construction and labor costs, including as a result of increased and/or new tariffs on equipment supply and raw materials; fluctuations in expenditures and resource commitments due to new ADG RNG project developments; variations in the fair value of certain of our derivative instruments that are recorded in revenue; sales of compressors and other equipment used in RNG production and at fueling stations; the amount and timing of our billing, collections and liability payments; weather and seasonality; contractual developments such as new contracts or renewals, amendments, modifications or terminations of existing contracts; and the other factors described in these risk factors.

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

Our future success is dependent on the services and performance of our executive officers and other key management, engineering, information technology, scientific, manufacturing and operating personnel. The loss of the services of any such personnel could materially adversely affect our business. Our ability to achieve our strategic plans will also depend on our ability to attract and retain additional qualified personnel. Recruiting key personnel in our industry is highly competitive and we cannot assure you that we will be able to do so. Our inability to attract and retain additional qualified personnel, or the departure of key employees, could materially and adversely affect our strategic plans and, therefore, our business, results of operations and financial condition. In addition, our inability to attract and retain sufficient personnel to quickly increase production at our facilities when and if needed to meet increased demand may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities. In April 2026, Barclay F. Corbus, assumed the role of President and Chief Executive Officer, succeeding Andrew J. Littlefair. Leadership transitions, including changes in the Chief Executive Officer role, can create operational disruption, loss of institutional knowledge, employee attrition, shifts in strategic priorities and uncertainty among customers, suppliers, financing sources and employees. Such transitions may also require time for new leadership to establish relationships, implement strategic and operational changes, and align management teams and organizational processes. If we fail to manage leadership transitions effectively, including ensuring continuity of operations and execution during and following the Chief Executive Officer transition, our business, results of operations and liquidity could be adversely affected.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan. As of March 31, 2026, we had total consolidated indebtedness of $231.3 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

Our business is influenced by federal, state, and local tax credits, rebates, grants and other government programs and incentives that promote or exclude the use of our vehicle fuels. These include various government programs that make grant funds available from the purchase of vehicles and construction of fueling stations or dairy digesters, as well as the AFTC, which expired on December 31, 2024 and was not renewed, under which we generated revenue for our vehicle fuel sales. For example, the OBBBA, which was signed into law on July 4, 2025, includes a number of restrictions and additional requirements on the ability of taxpayers to claim or transfer certain tax credits historically claimed by the Company. Many of these additional requirements will be subject to future guidance issued by the U.S. Treasury Department.  The effect of the OBBBA and any such subsequent guidance could impact our ability to claim such tax credits and may adversely impact our financial results. Additionally, our business is influenced by laws, rules and regulations that require reductions in carbon emissions and/or the use of renewable fuels, such as the programs under which we generate Environmental Credits.

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

In June 2020, CARB adopted the Advanced Clean Trucks (the “ACT”) regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the ACT seeks to have every new commercial vehicle sold in California be zero-emissions. In April 2025, Congress voted to repeal the federal waiver for the ACT, and the State of California subsequently filed a lawsuit with the intent of preserving the regulation. The timing of resolution of the litigation is uncertain, and absent a legal victory, California will face difficulties in implementing any provisions of the ACT. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. In June 2025, the Governor of the State of California issued an executive order following federal appeal of the ACT, reaffirming the State’s commitment to accelerate the deployment of zero-emission technologies, including passenger, medium, and heavy duty vehicles, consistent with the deployment targets and other actions directed in the 2020 Executive Order, to the extent consistent with state law and other requirements (the June 2025 Executive Order). In April 2023, CARB adopted the Advanced Clean Fleets (the “ACF”) regulation, which requires all public transit truck fleets, including municipal and other governments, be zero emission by 2042. The ACF regulation also sought to end the sale of combustion trucks in California in 2036. The ACF did not receive a federal EPA waiver and CARB chose to withdraw the ACF’s waiver application in January 2025. In September 2025, CARB repealed the ACF provisions concerning high-priority fleets and drayage vehicles. As it stands now, the ACF can only legally mandate state and local government fleets to purchase zero emission trucks which may be insufficient to sustain the manufacturing numbers required by the ACF over time.

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

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (as defined in Note14 – Stockholders’ Equity) to the accompanying financial statements), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owned approximately 19% of our outstanding shares of common stock as of March 31, 2026. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. The Amazon Warrant was immediately exercisable by Amazon Holdings for 4.999% of our outstanding common stock when issued. Subject to additional vesting through fuel purchase from the Company pursuant to the Fuel Agreement, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company 61 days’ notice that it is waiving such limitation. The Stonepeak Warrant is exercisable at any time after December 12, 2025 for up to 9.999% of our common stock outstanding immediately after giving effect to such exercise, and Stonepeak’s beneficial ownership will initially be contractually limited to such beneficial ownership limitation unless Stonepeak gives the Company 61 days’ notice that it is waiving such limitation. TotalEnergies or other current or future large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors, mergers and acquisitions, or other extraordinary transactions. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

Sales of our common stock, or the perception that such sales may occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

All outstanding shares of our common stock are eligible for sale in the public market, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Also, shares of our common stock that may be issued upon the exercise, vesting or conversion of our outstanding stock options and restricted stock units may be eligible for sale in the public market, to the extent permitted by Rule 144 and the provisions of the applicable stock option and restricted stock unit agreements or if such shares have been registered under the Securities Act. Sales of large amounts of our common stock by large stockholders, or the perception that such sales may occur, could cause the market price of our common stock to decline, regardless of the state of the Company’s business. On February 27, 2026, TMS filed a Schedule 13D/A disclosing it had entered into a Rule 10b5-1 sale plan agreement to dispose of up to 6,164,720 shares of our common stock held by TMS. Our common stock held by TMS, our common stock underlying the Amazon Warrant, and our common stock underlying the Stonepeak Warrant may be sold in the public market under Rule 144 or in registered sales or offerings pursuant to registration rights held by each entity. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could decline.

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
10.1+

Employment Agreement by and between the Company and Barclay F. Corbus, dated as of April 22, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2026).

10.2+

Transition, Consulting and Release Agreement by and between the Company and Andrew J. Littlefair, dated as of April 22, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2026).

31.1*

Certification of Barclay F. Corbus, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert M. Vreeland, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Barclay F. Corbus, President and Chief Executive Officer, and Robert M. Vreeland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2026;
(ii) Condensed Consolidated Statements of Operations for the Three months ended March 31 2025 and 2026;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three months ended March 31, 2025 and 2026;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2025 and 2026;
(v) Condensed Consolidated Statements of Cash Flows for the Three e months ended March 31, 2025 and 2026; and
(vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement.

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

CLEAN ENERGY FUELS CORP.

Date: May 7, 2026	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)