Form 10-Q
period 2026-06-30
Clean Energy Fuels Corp.
filed 2026-08-06
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, there were 220,445,015 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	June 30,
	2025	2026
Assets
Current assets:
Cash, cash equivalents and restricted cash	$157,756	$59,153
Short-term investments	552	80,997
Accounts receivable, net of allowance of $2,069 and $1,604 as of December 31, 2025 and June 30, 2026, respectively	100,793	91,798
Other receivables	6,193	10,195
Inventory	43,906	43,282
Prepaid expenses and other current assets	41,139	38,699
Total current assets	350,339	324,124
Operating lease right-of-use assets	87,922	83,281
Land, property and equipment, net	324,040	313,142
Notes receivable and other long-term assets, net	22,194	19,482
Investments in other entities	262,325	276,135
Intangible assets, net	9,896	9,646
Total assets	$1,056,716	$1,025,810
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$52	$56
Current portion of finance lease obligations	1,303	1,192
Current portion of operating lease obligations	9,095	9,579
Accounts payable	26,176	21,148
Accrued liabilities	96,106	89,285
Deferred revenue	18,423	9,449
Total current liabilities	151,155	130,709
Long-term portion of debt	226,727	228,968
Long-term portion of finance lease obligations	2,531	1,849
Long-term portion of operating lease obligations	85,920	80,922
Other long-term liabilities	25,316	24,681
Total liabilities	491,649	467,129
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 219,331,992 shares and 220,358,166 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	22	22
Additional paid-in capital	1,796,957	1,820,002
Accumulated deficit	(1,234,566)	(1,261,831)
Accumulated other comprehensive loss	(2,992)	(4,861)
Total Clean Energy Fuels Corp. stockholders’ equity	559,421	553,332
Noncontrolling interest in subsidiary	5,646	5,349
Total stockholders’ equity	565,067	558,681
Total liabilities and stockholders’ equity	$1,056,716	$1,025,810

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenue:
Product revenue	$87,112	$91,146	$177,402	$194,019
Service revenue	15,501	15,213	28,975	29,896
Total revenue	102,613	106,359	206,377	223,915
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	65,193	64,305	133,039	138,109
Service cost of sales	9,237	11,910	17,394	23,009
Selling, general and administrative	27,453	24,590	54,917	49,136
Depreciation and amortization	9,962	10,682	72,229	21,684
Impairment of goodwill	—	—	64,328	—
Total operating expenses	111,845	111,487	341,907	231,938
Operating loss	(9,232)	(5,128)	(135,530)	(8,023)
Interest expense	(7,735)	(5,505)	(15,263)	(11,206)
Interest income	3,088	1,617	5,987	2,999
Other income, net	73	296	81	639
Loss from equity method investments	(6,530)	(6,187)	(13,574)	(11,825)
Loss before income taxes	(20,336)	(14,907)	(158,299)	(27,416)
Income tax (expense) benefit	(72)	(128)	2,860	(146)
Net loss	(20,408)	(15,035)	(155,439)	(27,562)
Loss attributable to noncontrolling interest	168	182	232	297
Net loss attributable to Clean Energy Fuels Corp.	$(20,240)	$(14,853)	$(155,207)	$(27,265)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.09)	$(0.07)	$(0.70)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	220,393,997	220,257,296	222,024,912	219,964,143

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2025	2026	2025	2026	2025	2026
Net loss	$(20,240)	$(14,853)	$(168)	$(182)	$(20,408)	$(15,035)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2025 and 2026	2,046	(1,903)	—	—	2,046	(1,903)
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2025 and 2026	38	(3)	—	—	38	(3)
Total other comprehensive Income (loss)	2,084	(1,906)	—	—	2,084	(1,906)
Comprehensive loss	$(18,156)	$(16,759)	$(168)	$(182)	$(18,324)	$(16,941)

	Clean Energy Fuels Corp.		Noncontrolling Interest		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2025	2026	2025	2026	2025	2026
Net loss	$(155,207)	$(27,265)	$(232)	$(297)	$(155,439)	$(27,562)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2025 and 2026	1,936	(1,873)	—	—	1,936	(1,873)
Unrealized (losses) gains on available-for-sale securities, net of $0 tax in 2025 and 2026	96	4	—	—	96	4
Total other comprehensive income (loss)	2,032	(1,869)	—	—	2,032	(1,869)
Comprehensive loss	$(153,175)	$(29,134)	$(232)	$(297)	$(153,407)	$(29,431)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2024	223,456,994	$22	$1,730,090	$(1,012,542)	$(4,297)	$6,258	$719,531
Issuance of common stock	506,632	—	222	—	—	—	222
Repurchase of common stock	(227,495)	—	(391)	—	—	—	(391)
Shares withheld related to net share settlement	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	—	1,777	—	—	—	1,777
Stock-based sales incentive charges	—	—	17,338	—	—	—	17,338
Issuance of common stock warrants	—	—	2	—	—	—	2
Net loss	—	—	—	(134,967)	—	(64)	(135,031)
Other comprehensive income	—	—	—	—	(52)	—	(52)
Balance, March 31, 2025	223,736,131	22	1,748,540	(1,147,509)	(4,349)	6,194	602,898
Issuance of common stock	137,400	—	—	—	—	—	—
Repurchase of common stock	(4,686,323)	—	(7,547)	—			(7,547)
Stock-based compensation	—	—	2,403	—	—	—	2,403
Stock-based sales incentive charges	—	—	17,396	—	—	—	17,396
Issuance of common stock warrants	—	—	21	—	—	—	21
Net loss	—	—	—	(20,240)	—	(168)	(20,408)
Other comprehensive income	—	—	—	—	2,084	—	2,084
Balance, June 30, 2025	219,187,208	$22	$1,760,813	$(1,167,749)	$(2,265)	$6,026	$596,847

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Subsidiary	Equity
Balance, December 31, 2025	219,331,992	$22	$1,796,957	$(1,234,566)	$(2,992)	$5,646	$565,067
Issuance of common stock	892,642	—	165	—	—	—	165
Shares withheld related to net share settlement	—	—	(1,210)	—	—	—	(1,210)
Stock-based compensation	—	—	2,030	—	—	—	2,030
Stock-based sales incentive charges	—	—	10,107	—	—	—	10,107
Issuance of common stock warrants	—	—	4	—	—	—	4
Net loss	—	—	—	(12,412)	—	(115)	(12,527)
Other comprehensive loss	—	—	—	—	37	—	37
Balance, March 31, 2026	220,224,634	22	1,808,053	(1,246,978)	(2,955)	5,531	563,673
Issuance of common stock	133,532	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	21	—	—	—	21
Stock-based compensation	—	—	2,252	—	—	—	2,252
Stock-based sales incentive charges	—	—	9,612	—	—	—	9,612
Issuance of common stock warrants	—	—	64	—	—	—	64
Net loss	—	—	—	(14,853)	—	(182)	(15,035)
Other comprehensive loss	—	—	—	—	(1,906)	—	(1,906)
Balance, June 30, 2026	220,358,166	$22	$1,820,002	$(1,261,831)	$(4,861)	$5,349	$558,681

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Six Months Ended June 30,

	2025	2026
Cash flows from operating activities:
Net loss	$(155,439)	$(27,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,229	21,684
Provision for credit losses and inventory	991	486
Stock-based compensation expense	4,180	4,282
Stock-based sales incentive charges	34,734	19,719
Change in fair value of derivative instruments	1,101	(369)
Amortization of debt financing costs	2,589	2,338
Amortization of discounts and Section 30C tax credit	(2,285)	(1,145)
Loss on disposal of property and equipment	2,791	137
Impairment of goodwill	64,328	—
Loss from equity method investments	13,574	11,825
Non-cash lease expense	3,779	4,696
Deferred income taxes	(2,905)	110
Accretion of ARO liabilities	202	185
Changes in operating assets and liabilities:
Accounts and other receivables	30,071	5,000
Inventory	(2,765)	(291)
Prepaid expenses and other assets	(551)	4,243
Operating lease liabilities	(3,823)	(4,569)
Accounts payable	(6,078)	(4,409)
Deferred revenue	1,927	(8,974)
Accrued liabilities and other	679	(6,962)
Net cash provided by operating activities	59,329	20,424
Cash flows from investing activities:
Purchases of short-term investments	(520,812)	(390,478)
Maturities and sales of short-term investments	542,325	311,119
Payment and deposits on equipment and manure rights for ADG RNG production projects	(20,851)	(1,152)
Purchases of and deposits on property and equipment	(12,447)	(10,535)
Grant proceeds for capital projects	—	800
Proceeds received for joint development and construction of station projects	2,490	926
Disbursements for loans receivable	(2,400)	—
Proceeds from paydowns, maturities, and sales of loans receivable	40	43
Investments in other entities	—	(26,828)
Proceeds from disposal of property and equipment	5,008	41
Net cash used in investing activities	(6,647)	(116,064)
Cash flows from financing activities:
Issuance of common stock	52	—
Repurchase of common stock	(7,938)	—
Payment of tax withholdings on net settlement of equity awards	(498)	(1,189)
Proceeds for Adopt-A-Port program	465	—
Repayment of proceeds for Adopt-A-Port program	(1,708)	(807)
Repayments of debt instruments and finance lease obligations	(574)	(666)
Net cash used in financing activities	(10,201)	(2,662)
Effect of exchange rates on cash, cash equivalents and restricted cash	160	(301)
Net increase/(decrease) in cash, cash equivalents and restricted cash	42,641	(98,603)
Cash, cash equivalents and restricted cash, beginning of period	91,562	157,756
Cash, cash equivalents and restricted cash, end of period	$134,203	$59,153
Supplemental disclosure of cash flow information:
Income taxes paid	$22	$65
Interest paid, net of $2,003 and $3,300 capitalized, respectively	$2,661	$8,881
Supplemental disclosure of non-cash financing activity:
Interest paid-in-kind	$10,000	$—

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2026, results of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2025 and 2026, and cash flows for the six months ended June 30, 2025 and 2026. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 and 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or any future year.

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

A quantitative goodwill impairment analysis was performed as of March 31, 2025 in which it was determined that the carrying value exceeded fair value, by an amount greater than the carrying value of goodwill.

Accordingly, a goodwill impairment loss for the Company’s single reporting unit was recognized in the amount of $64.3 million, in the period ended March 31, 2025, which comprised the total amount of goodwill of the Company before giving effect to the impairment.

As a result of this impairment loss, the Company has no goodwill remaining as of June 30, 2026.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes accounting and disclosure requirements for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities that generate, purchase, receive, or otherwise hold environmental credits, as well as entities that incur obligations that may be settled using such credits. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the impact of ASU 2026-02 on the recognition, measurement, presentation and disclosure of environmental credits and related obligations. While the assessment is ongoing, the Company expects that the new guidance will affect the presentation and disclosure of environmental credits and related balances within its consolidated financial statements and related footnotes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Product revenue:
Volume-related
Fuel sales(1)	$67,883	$61,147	$144,175	$140,715
Change in fair value of derivative instruments(2)	(545)	(249)	(1,101)	369
RIN Credits(3)	9,198	10,235	14,399	20,355
LCFS Credits(4)	2,704	3,979	6,503	8,306
AFTC(5)	(11)	—	(28)	—
Total volume-related product revenue	79,229	75,112	163,948	169,745
Station construction sales	7,883	16,034	13,454	24,274
Total product revenue	87,112	91,146	177,402	194,019
Service revenue:
O&M services(1) (6)	14,852	14,753	27,642	28,966
Other services	649	460	1,333	930
Total service revenue	15,501	15,213	28,975	29,896
Total revenue	$102,613	$106,359	$206,377	$223,915
(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and six months ended June 30, 2025, contra-revenue charges recognized in fuel revenue were $17.4 million and $34.7 million, respectively. For the three and six months ended June 30, 2026, contra-revenue charges recognized in fuel sales were $6.5 million and $14.0 million, respectively, and contra-revenue charges recognized in O&M services revenue for the three and six months ended June 30, 2026 were $3.1 million, and $5.7 million, respectively, for a total for the three and six months ended June 30, 2026 of $9.6 million and $19.7 million, respectively, of contra-revenue charges. See Note 14 for more information.

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
(3)	RIN Credits includes $1.3 million and $2.0 million for the three and six months ended June 30, 2026, related to the Company’s consolidated ADG RNG project (“South Fork” or “the Company’s consolidated RNG project”).
(4)	LCFS Credits includes $0.3 million and $0.8 million for the three and six months ended June 30, 2026, related to the Company’s consolidated RNG project.
(5)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.
(6)	This amount includes $3.4 million and $6.2 million of facility use fee for the three months and six months ending June 30, 2026, and which was determined to be lease income under ASC 842 (refer to Note 18 – Leases).

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $33.4 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2025 and June 30, 2026, the Company’s contract balances were as follows (in thousands):

	December 31,	June 30,
	2025	2026
Accounts receivable, net	$100,793	$91,798

Contract assets - current	$3,946	$7,973
Contract assets - non-current	1,548	1,349
Contract assets - total	$5,494	$9,322

Contract liabilities - current	$17,595	$8,621
Contract liabilities - non-current	—	—
Contract liabilities - total	$17,595	$8,621

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

Revenue recognized in the six months ended June 30, 2025 relating to the Company’s contract liability balances as of December 31, 2024 was $2.1 million. The decrease in the contract liability balance in the six months ended June 30, 2026 is mainly driven by billings in excess of revenue recognized and customer advances in the six months ended June 30, 2026, partially offset by $6.7 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2025.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.2 million and $0.3 million from the LLC’s operations in the three months ended June 30, 2025 and 2026, respectively, and a loss of $0.6 million and $0.6 million from the LLC’s operations in the six months ended June 30, 2025 and 2026, respectively. The Company had an investment balance of $4.9 million and $4.3 million in the LLC as of December 31, 2025 and June 30, 2026, respectively.

The following table presents the combined summarized financial information of the TotalEnergies joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenue	$821	$986	$1,673	$1,848
Gross profit	599	658	1,020	1,206
Operating loss	(308)	(369)	(882)	(844)
Net loss	$(474)	$(514)	$(1,216)	$(1,137)

	December 31, 2025	June 30, 2026
Current assets	$2,920	$3,394
Non-current assets	29,796	29,018
Total assets	$32,716	$32,412

Current liabilities	$3,907	$5,493
Non-current liabilities	19,077	18,323
Total liabilities	$22,984	$23,816

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with BP Products North America, Inc. (“bp”) that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S.

As of December 31, 2025, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $5.0 million and $4.5 million from this investment in the three months ended June 30, 2025 and 2026, respectively, and a loss of $9.8 million and $9.4 million from this investment in the six months ended June 30, 2025 and 2026, respectively. The Company had an investment balance in the bpJV of $186.3 million and $176.9 million as of December 31, 2025 and June 30, 2026, respectively.

Combined summarized financial information of the bpJV is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenue	$1,674	$5,291	$3,621	$8,776
Gross profit	(3,364)	(2,083)	(6,902)	(4,174)
Operating loss	(13,864)	(11,197)	(26,104)	(22,921)
Net loss	(10,960)	(10,102)	(21,953)	(21,090)
Net loss attributable to bpJV	$(9,983)	$(9,072)	$(19,666)	$(18,829)

	December 31, 2025	June 30, 2026
Current assets	$61,046	$87,598
Non-current assets	385,681	376,755
Total assets	$446,727	$464,353

Current liabilities	$19,389	$17,420
Non-current liabilities	39,672	80,357
Total liabilities	$59,061	$97,777

Equity attributable to shareowners of bpJV	$372,633	$353,803
Equity attributable to noncontrolling interest	15,033	12,773
Total equity	$387,666	$366,576

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

In the year ended December 31, 2025, the Project LLC issued capital calls totaling $12.0 million, which has been contributed by the Company. In the six months ended June 30, 2026, the Company contributed $24.0 million pursuant to capital calls issued by the Project LLC in January 2026 and April 2026. Proceeds of the capital calls are to be used to develop and construct ADG RNG projects.

The Company recorded income of $0.2 million and a loss $0.8 million from the Project LLC’s operations in the six months ended June 30, 2025 and 2026, respectively. The income from the Project LLC’s operations in the three months ended June 30, 2025 was immaterial and the loss from the Project LLC’s operations in the three months ended June 30,

2026 was $0.2 million. The Company had an investment balance of $49.2 million and $75.2 million as of December 31, 2025 and June 30, 2026, respectively. Summarized financial information of the Maas Projects is as follows (in thousands):

	December 31, 2025	June 30, 2026
Current assets	$6,211	$11,486
Non-current assets	45,250	65,284
Total assets	$51,461	$76,770

Current liabilities	$6,882	$8,005
Non-current liabilities	—	—
Total liabilities	$6,882	$8,005

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

The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded a loss of $0.3 million and $1.3 million in the three months ended June 30, 2025 and 2026, respectively and a loss of $0.7 million and $1.1 million in the six months ended June 30, 2025 and 2026, respectively. The Company had an investment balance in SAFE S.p.A. of $18.7 million and $16.5 million as of December 31, 2025 and June 30, 2026, respectively. Summarized financial information of SAFE S.p.A. is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenue	$28,402	$37,264	$48,730	$69,365
Gross profit	10,711	11,241	17,472	22,516
Operating income (loss)	1,723	(1,208)	1,004	1,370
Net income (loss)	$1,158	$(2,222)	$196	$19

			December 31, 2025	June 30, 2026
Current assets			$79,101	$81,793
Non-current assets			58,510	50,872
Total assets			$137,611	$132,665

Current liabilities			$76,063	$78,344
Non-current liabilities			11,950	6,920
Total liabilities			$88,013	$85,264

NG Advantage

On October 14, 2014, the Company entered into a Common Unit Purchase Agreement (“UPA”) with NG Advantage, LLC (“NG Advantage”) for a 53.3% controlling interest in NG Advantage. Subsequently, the Company’s controlling interest increased in connection with various equity and financing arrangements with NG Advantage. As of June 30, 2026, the Company’s controlling interest in NG Advantage was 93.3%. NG Advantage enhances the capabilities of the Company’s fueling network as it is engaged in the business of transporting CNG in high-capacity trailers to industrial and institutional energy users, such as hospitals, food processors, manufacturers and paper mills that do not have direct access to natural gas pipelines, providing significant benefits to all other assets within the fueling station network.

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.2 million and $0.2 million in the three months ended June 30, 2025 and 2026, respectively, and a loss attributable to the noncontrolling interest in NG Advantage of $0.2 million and $0.3 million in the six months ended June 30, 2025 and 2026, respectively. The carrying value of the noncontrolling interest was $5.6 million and $5.3 million as of December 31, 2025 and June 30, 2026, respectively.

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

There are also indemnification holdbacks of $0.6 million, which are subject to adjustment. These will be recognized as income only when contingencies are resolved and receipt is probable. An immaterial amount was received in the three months ended June 30, 2026.

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

As of June 30, 2026, the carrying amount of the investment was $1.5 million, and no adjustments for observable price changes or impairment were recorded during the period. The amount is included in “Investments in other entities” on the consolidated balance sheets.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	December 31,	June 30,
	2025	2026
Current assets:
Cash and cash equivalents	$155,584	$56,981
Restricted cash - standby letter of credit	2,172	2,172
Total cash, cash equivalents and current portion of restricted cash	$157,756	$59,153

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $155.8 million and $57.4 million as of December 31, 2025 and June 30, 2026, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.2 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2025 and June 30, 2026.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of June 30, 2026, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2025 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$—	$—	$—
Certificates of deposit	552	—	552
Total short-term investments	$552	$—	$552

Short-term investments as of June 30, 2026 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
U.S. government securities	$80,430	$4	$80,434
Certificates of deposit	563	—	563
Total short-term investments	$80,993	$4	$80,997

Note 6—Derivative Instruments and Hedging Activities

In October 2018, the Company executed two commodity swap contracts with TotalEnergies Gas & Power North America, an affiliate of TotalEnergies, for a total of 5.0 million diesel gallons annually from April 1, 2019 to September 30, 2024. These commodity swap contracts are used to manage diesel price fluctuation risks related to the natural gas fuel supply commitments the Company makes in its fueling agreements with fleet operators who participate in the Company’s truck financing program. These contracts are not designated as accounting hedges and as a result, changes in the fair value of these derivative instruments are recognized in “Product revenue” as of June 30, 2026, in the accompanying condensed consolidated statements of operations.

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

Embedded derivatives as of December 31, 2025 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$466	$466
Notes receivable and other long-term assets, net	491	491
Total derivative assets	$957	$957

Embedded derivatives as of June 30, 2026 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$799	$799
Notes receivable and other long-term assets, net	527	527
Total derivative assets	$1,326	$1,326

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Company’s truck financing program based on the following inputs as of December 31, 2025 and June 30, 2026:

	December 31, 2025		June 30, 2026
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.09 - $2.16	$2.12	$ 2.55 - $ 2.61	$2.57
Historical Differential to PADD 3 Diesel	$0.73 - $1.62	$1.15	$ 2.28 - $ 3.53	$2.63
Historical Differential to PADD 5 Diesel	$2.28 - $3.16	$2.59	-	$-

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

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2025 or June 30, 2026.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$—	$—	$—	$—
Certificates of deposit(1)	552	—	552	—
Embedded derivatives(2)	957	—	—	957
Investment tax credit	16,564	—	—	16,564

	June 30, 2026	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. government securities(1)	$80,434	$80,434	$—	$—
Certificates of deposit(1)	563	—	563	—
Embedded derivatives(2)	1,326	—	—	1,326
Investment tax credit	$16,564	—	—	16,564
(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See note 5 for more information.
(2)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2025 and June 30, 2026 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:
	Embedded	Convertible
	Derivatives	Promissory Note
Balance as of March 31, 2025	$2,065	$2,638
Settlements, net	—	—
Total (loss) gain	(545)	42
Additions	—	1,185
Equity method investment loss	—	(1,056)
Balance as of June 30, 2025	$1,520	$2,809

Balance as of March 31, 2026	$1,575	$—
Settlements, net	—	—
Total (loss)	(249)	—
Additions	—	—
Equity method investment loss	—	—
Balance as of June 30, 2026	$1,326	$—

Change in unrealized (loss) for the three months ended June 30, 2025 included in earnings	$(545)	$—
Change in unrealized (loss) for the three months ended June 30, 2026 included in earnings	$(249)	$—
Change in unrealized gain for the three months ended June 30, 2025 included in other comprehensive income gain	$—	$42
Change in unrealized gain for the three months ended June 30, 2026 included in other comprehensive income (loss)	$—	$—

	Assets:	Assets:
	Embedded	Convertible
	Derivatives	Promissory Notes
Balance as of December 31, 2024	$2,621	$2,372
Settlements, net	—	—
Total (loss) gain	(1,101)	108
Additions	—	2,936
Equity method investment loss	—	(2,607)
Balance as of June 30, 2025	$1,520	$2,809

Balance as of December 31, 2025	$957	$—
Settlements, net	—	—
Total gain	369	—
Additions	—	—
Equity method investment loss	—	—
Balance as of June 30, 2026	$1,326	$—

Change in unrealized (loss) for the six months ended June 30, 2025 included in earnings	$(1,101)	$—
Change in unrealized gain for the six months ended June 30, 2026 included in earnings	$369	$—
Change in unrealized gain for the six months ended June 30, 2025 included in other comprehensive income gain	$—	$108
Change in unrealized gain for the six months ended June 30, 2026 included in other comprehensive income (loss)	$—	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2025 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$226,621	$208,348
Other debt	158	158
Total debt	$226,779	$208,506

Debt instruments as of June 30, 2026 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$228,891	$229,599
Other debt	133	133
Total debt	$229,024	$229,732

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	December 31,	June 30,
	2025	2026
Loans to customers to finance vehicle purchases	$88	$73
Accrued customer billings	3,165	6,283
Fuel tax credits	1,026	1,026
Capital lease receivables	1,020	1,140
Other	894	1,673
Total other receivables	$6,193	$10,195

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

Inventory as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	December 31,	June 30,
	2025	2026
Raw materials and spare parts	$43,906	$43,282
Total inventory	$43,906	$43,282

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	December 31,	June 30,
	2025	2026
Land	$20,536	$20,463
LNG liquefaction plants	96,885	96,906
Station equipment	409,877	408,730
Trailers	71,385	71,538
Other equipment	108,581	74,429
RNG production facility	72,808	72,034
Construction in progress	38,250	43,321
	818,322	787,421
Less accumulated depreciation	(494,282)	(474,279)
Total land, property and equipment, net	$324,040	$313,142

Included in “Land, property and equipment, net” are capitalized software costs of $40.4 million and $13.9 million as of December 31, 2025 and June 30, 2026, respectively. Accumulated amortization of the capitalized software costs are $37.6 million and $11.2 million as of December 31, 2025 and June 30, 2026, respectively. During the three and six months ended June 30, 2026, the Company wrote-off certain fully depreciated computer hardware and capitalized software that are no longer in use.

The Company recorded amortization expense related to capitalized software costs of $0.4 million in the three months ended June 30, 2025 and 2026, and $0.9 million and $0.8 million in the six months ended June 30, 2025 and 2026, respectively.

As of December 31, 2025 and June 30, 2026, $2.1 million and $1.4 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

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

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	December 31,	June 30,
	2025	2026
Accrued alternative fuels incentives(1)	$32,798	$38,376
Accrued employee benefits	5,100	4,607
Accrued gas and equipment purchases	19,240	16,008
Accrued interest	1,438	1,438
Accrued property and other taxes	6,374	7,657
Accrued salaries and wages	13,767	6,360
Other(2)	12,567	14,839
Total accrued liabilities	$96,106	$89,285
(1)	Includes amounts for RINs and LCFS Credits payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2025 and June 30, 2026 consisted of the following (in thousands):

	December 31, 2025
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$250,000	$23,379	$226,621
Other debt	158	—	158
Total debt	250,158	23,379	226,779
Less amounts due within one year	(52)	—	(52)
Total long-term debt	$250,106	$23,379	$226,727

	June 30, 2026
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$250,000	$21,109	$228,891
Other debt	133	—	133
Total debt	250,133	21,109	229,024
Less amounts due within one year	(56)	—	(56)
Total long-term debt	$250,077	$21,109	$228,968

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

On December 3, 2025, the Company voluntarily prepaid $65.0 million of the $315.0 million principal amount outstanding under the Stonepeak Credit Agreement.

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

The following table sets forth the computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2025 and 2026 (in thousands except share and per share amounts)):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Net loss attributable to Clean Energy Fuels Corp.	$(20,240)	$(14,853)	$(155,207)	$(27,265)

Weighted-average common shares outstanding	220,393,997	220,257,296	222,024,912	219,964,143
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	220,393,997	220,257,296	222,024,912	219,964,143
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.70)	$(0.12)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Stock options	19,538,237	19,099,280	19,538,237	19,099,280
Stonepeak warrant shares	20,050,618	20,125,451	20,050,618	20,125,451
Restricted stock units	4,420,438	6,428,198	4,420,438	6,428,198
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	102,777,007	104,420,643	102,777,007	104,420,643

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2025 and 2026 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Stock-based compensation expense, net of $0 tax in 2025 and 2026	$2,403	$2,252	$4,180	$4,282

As of June 30, 2026, there was $12.8 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 2.0 years. As of June 30, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $3.8 million. As of June 30, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance stock units were $1.9 million.

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

The following table summarizes the Amazon Warrant activities for the six months ended June 30, 2026:

Warrant
Shares
Outstanding and unvested as of December 31, 2025	21,157,323
Granted	—
Vested	(2,350,816)
Outstanding and unvested as of June 30, 2026	18,806,507

2,350,816 shares of the Amazon Warrant vested in the six months ended June 30, 2026 based on fuel purchases made by Amazon and its affiliates, and the monthly facility use fees. The Company recognized Amazon Warrant Charges of $17.4 million and $34.7 million in the three and six months ended June 30, 2025. The Company recognized Amazon Warrant Charges of $9.6 million and $19.7 million for the three and six months ended June 30, 2026, respectively. Of the $9.6 million Amazon Warrant Charge for the three months ended June 30, 2026, $6.5 million related to fuel sales and $3.1 million related to the facility use fee. Of the $19.7 million Amazon Warrant Charge, for the six months ended June 30, 2026, $14.0 million related to fuel sales and $5.7 million related to the facility use fee.

Note 15—Stockholders’ Equity

Authorized Shares

On June 14, 2021, the Company’s stockholders approved an increase in the number of shares of common stock the Company is authorized to issue from 304,000,000 to 454,000,000. As of June 30, 2026, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of December 31, 2025, the Company has utilized a total of $31.3 million under the Repurchase Program from its inception to repurchase 14,301,158 shares of common stock, and a total of $18.7 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. There were 4,913,818 shares repurchased during the six months ended June 30, 2025 for an aggregate purchase price of $7.9 million. There were no shares repurchased during the six months ended June 30, 2026. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners, to remain in compliance with covenants under the Credit Agreement. See Note 12 for details on the customary representations and warranties, and covenants associated with the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program.  Any additional repurchases would require additional consent from the Company’s creditor, Stonepeak Partners.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the six months ended June 30, 2026, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 67,182 shares, consisting of 33,591 shares at an exercise price of $5.50 per share and 33,591 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the six months ended June 30, 2026:

Warrant
Shares
Outstanding and unexercised as of December 31, 2025	20,058,269
Granted	67,182
Exercised	—
Outstanding and unexercised as of June 30, 2026	20,125,451

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax expense of $0.1 million and $0.1 million in the three months ended June 30, 2025 and 2026, respectively. The Company recorded an income tax benefit of $2.9 million and expense of $0.1 million in the six months ended June 30, 2025 and 2026, respectively. Income tax benefit and/or expense in each period is related to the Company’s U.S. and foreign operations.

The Company’s effective tax rate for the six months ended June 30, 2026 was different from the federal statutory rate primarily due to losses for which no tax benefit has been recognized. There was no discrete tax item that impacted the effective tax rate for the period. The Company’s effective tax rate for the six months ended June 30, 2025 was impacted disproportionately by goodwill impairment of $64.3 million in the first quarter of 2025, which resulted in a discrete tax benefit of $2.9 million.

The Company increased its unrecognized tax benefits in the three months ended June 30, 2026 by $1.0 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant during the three months ended June 30, 2026. The net interest incurred was immaterial for the three months ended June 30, 2025 and 2026.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and introduces new changes. The major provisions that may impact the Company include:

●	100% bonus depreciation is permanently reinstated for qualified property acquired and placed in service after January 19, 2025. Effective for property placed in service in tax years beginning after December 31, 2024, the Section 179 expense limitation is increased to $2.5 million. This limitation is reduced dollar-for-dollar by the amount the cost of qualifying property placed in service during the tax year exceeds $4.0 million.
●	The Section 30C credit for alternative fuel vehicle refueling property terminates for properties placed in service after June 30, 2026.
●	The Section 45Z clean fuel production credit is extended by two years through December 31, 2029; with modifications, including:
o	Prohibiting feedstocks other than those produced in the U.S., Canada or Mexico.
o	Prohibiting negative emissions rates, except in the case of transportation fuel derived from animal manure. The U.S. Treasury is directed to provide guidance on feedstocks derived from animal manure, where emission rates may be negative.
o	Requiring that greenhouse gas emissions be adjusted to exclude emissions attributable to indirect land use change and establishing distinct emission rates for renewable natural gas produced from animal manure for each feedstock type. These changes are effective for tax years beginning after December 31, 2025.

The Company is continuing to evaluate the provisions of the OBBBA and any related financial reporting implications. Based on its assessment to date, including consideration of provisions that were effective in prior periods, the Company did not identify any material impact to its provision for income taxes in the period of enactment.

For the six months ended June 30, 2026, one additional RNG project was placed in service. The Company is currently in the process of monetizing the ITCs for its consolidated project and PTCs for the RNG projects that the Company co-invested in.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. As of December 31, 2025, the fixed commitments under these contracts totaled approximately $8.7 million for the year ending December 31, 2026. The Company entered into additional fixed commitment contracts during the three and six months ended June 30, 2026. The fixed commitments under these additional contracts totaled $2.8 million, through December 2027.

Note 18—Leases

Facility Use Fee (Lease Income)

During the six months ended June 30, 2026, the Company entered into an arrangement with a customer that provides the customer with exclusive use of designated portions of Company-operated fueling station facilities, on land leased by the Company (“Dedicated Stations”). The arrangement with the customer was determined to contain a lease under ASC 842 and is accounted for as an operating lease. The Company has elected the lessor practical expedient under ASC 842 to not separate nonlease components from the associated lease component. Under this election, the monthly Facility Use Fees, comprising the right to use the Dedicated Station infrastructure (lease component) and the related station operation and maintenance services (nonlease component) are accounted for together as a single operating lease component under ASC 842, as the lease component is the predominant element of the combined component.

The Company receives a fixed monthly facility use fee per station in consideration for making the Dedicated Stations available to the customer. Operating lease income from facility use fees is recognized on a straight-line basis over the lease term.

Total operating lease income recognized for the three and six months ended June 30, 2026 was $3.4 and $6.2 million, respectively and related contra-revenue charges for the three and six months ended June 30, 2026 were $3.1 million and $5.7 million respectively (refer to Note 14 – Stock Based Compensation).

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

During each of the three months ended June 30, 2025 and 2026, the Company recognized $0.1 million and $0.1 million in “Interest income” on its lease receivables, respectively. During each of the six months ended June 30, 2025 and 2026, the Company recognized $0.2 million and $0.2 million in “Interest income” on its lease receivables, respectively.

The following schedule represents the Company’s maturities of lease receivables as of June 30, 2026 (in thousands):

Fiscal Year:
Remainder of 2026	$688
2027	1,474
2028	758
2029	587
2030	242
Thereafter	—
Total minimum lease payments	3,749
Less amount representing interest	(597)
Present value of lease receivables	$3,152

Note 19—Related Party Transactions

TotalEnergies S.E.

In the three months ended June 30, 2025 and 2026, no revenue from TotalEnergies was recognized. In the six months ended June 30, 2025 and 2026, no revenue from TotalEnergies was recognized. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2025 and June 30, 2026.

In the three and six months ended June 30, 2025, the Company paid TotalEnergies $0.2 million and $0.4 million, respectively, for expenses incurred in the ordinary course of business. In the three and six months ended June 30, 2026, the Company paid TotalEnergies $0.3 million and $0.5 million, respectively, for expenses incurred in the ordinary course of business. Outstanding payables due to TotalEnergies were immaterial as of December 31, 2025 and June 30, 2026

SAFE S.p.A.

Cash receipts from SAFE S.p.A. were immaterial in the three and six months ended June 30, 2025. Cash receipts from SAFE S.p.A. were immaterial in the three and six months ended June 30, 2026. Outstanding receivables due from SAFE S.p.A. were immaterial as of December 31, 2025 and June 30, 2026, respectively.

In the three and six months ended June 30, 2025, the Company paid SAFE S.p.A. $0.4 million and $0.8 million, respectively, for parts and equipment in the ordinary course of business. In the three and six months ended June 30, 2026, the Company paid SAFE S.p.A. $1.9 million and $2.8 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2025 and June 30, 2026, the Company had payables due to SAFE S.p.A. of $0.5 million and $0.3 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three and six months ended June 30, 2025, the Company recognized total management fee and O&M revenue of $0.9 million and $1.7 million, respectively. In the three and six months ended June 30, 2026, the Company recognized total management fee and O&M revenue of $1.1 million and $2.1 million, respectively. As of December 31, 2025 and June 30, 2026, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $1.7 million and $3.6 million, respectively.

In the three and six months ended June 30, 2025, the Company paid $0.1 million on behalf of the joint ventures for expenses incurred in the ordinary course of business, respectively. In the three and six months ended June 30, 2026, the Company paid $0.6 million and $0.7 million on behalf of the joint ventures for expenses incurred in the ordinary course of business, respectively. As of December 31, 2025 and June 30, 2026, outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.3 million and $0.9 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

In the three and six months ended June 30, 2025, the Company received $1.0 million and $1.6 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and six months ended June 30, 2026, the Company received $0.5 million and $0.6 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and six months ended June 30, 2025, the Company paid $0.9 million and $1.9 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. In the three and six months ended June 30, 2026, the Company paid $0.9 million and $1.8 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. As of December 31, 2025 and June 30, 2026, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.4 million and $0.7 million, respectively, relating to sharing of environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV.

On June 30, 2025, the Company entered into a Guaranty Agreement in favor of the buyer of ITC credits sold by the bpJV on June 30, 2025. Pursuant to the Guaranty Agreement, the maximum potential future exposure to the Company is $38.3 million in the event of a tax credit loss incurred by the buyer. The Guaranty Agreement is expected to end in January 2030. The Company received a fee of $0.7 million in the three and six months ended June 30, 2025 from the bpJV in connection with Guaranty Agreement.

Rimere

In the three and six months ended June 30, 2025, the Company provided $0.9 million and $2.4 million, respectively, to Rimere in connection with its loan commitments.

In the three and six months ended June 30, 2025, the Company recognized management fee revenue from Rimere of $0.2 million and $0.3 million, respectively.

In December 2025, the loan commitments were terminated in connection with the transfer of ownership of the Company’s equity method investment. As such there were no related party transactions with Rimere in the six months ended June 30, 2026. There were no balances with Rimere on December 31, 2025 or June 30, 2026.

Board Member Consulting Agreement

During the three and six months ended June 30, 2026, the Company paid $0.2 million, of consulting fees to a non-employee Board Member. As of June 30, 2026, there were no outstanding amounts payable for the consulting services.

.

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

The following table presents selected financial information with respect to the Company’s single reportable segment for the three and six months ended June 30, 2025 and 2026. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenue:
Total revenue(1)	$102,613	$106,359	$206,377	$223,915
Cost of Sales (excluding depreciation)(2):
Commodity product cost of sales	32,414	27,303	71,595	69,775
Other product cost of sales	32,779	37,002	61,444	68,334
Product cost of sales	65,193	64,305	133,039	138,109
Service cost of sales	9,237	11,910	17,394	23,009

Operating expenses:
Selling, general and administrative, excluding stock compensation	25,050	22,338	50,737	44,854
Stock compensation	2,403	2,252	4,180	4,282
Selling, general and administrative	27,453	24,590	54,917	49,136
Depreciation and amortization	9,962	10,682	72,229	21,684
Impairment of goodwill	—	—	64,328	—
Interest(3)	(4,647)	(3,888)	(9,276)	(8,207)
Other income, net	73	296	81	639
Loss from equity method investments	(6,530)	(6,187)	(13,574)	(11,825)
Loss before income taxes	(20,336)	(14,907)	(158,299)	(27,416)
Income tax (expense) benefit	(72)	(128)	2,860	(146)
Net loss	(20,408)	(15,035)	(155,439)	(27,562)
Loss attributable to noncontrolling interest	168	182	232	297
Net loss attributable to Clean Energy Corp.	$(20,240)	$(14,853)	$(155,207)	$(27,265)

(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in Note 2 - Revenue from Contracts with Customers, Disaggregation of Revenue.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the Product Cost of Sales financial statement caption on the Condensed Consolidated Statements of Operations. Total Product Cost of Sales and Service Cost of Sales reconcile to the amounts under the corresponding caption in the Condensed Consolidated Statements of Operations.

(3)	Interest is computed as the net of interest income and interest expense. Refer to the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Interest expense	$(7,735)	$(5,505)	$(15,263)	$(11,206)
Interest income	3,088	1,617	5,987	2,999
	$(4,647)	$(3,888)	$(9,276)	$(8,207)

The Company's revenue and long-lived tangible assets, including the Company's operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenue:
United States	$101,411	$104,645	$204,083	$219,205
Canada	1,202	1,714	2,294	4,710
Total revenue	$102,613	$106,359	$206,377	$223,915

	Year Ended December 31,	June 30,
	2025	2026
Long-lived assets:
United States	$582,414	$584,870
Canada	13,847	14,053
Total long-lived assets	$596,261	$598,923

Note 21—Revenue Concentration

During the three and six months ended June 30, 2025, one customer accounted for 10% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2026, there were no customers that accounted for more than 10% of the Company’s total revenue.

Note 22—Subsequent Events

Maas Energy Works, LLC Joint Development

In July 2026, the Company made an additional $12.0 million contribution pursuant to a capital call issued by the Project LLC. Proceeds of the capital calls are to be used to develop and construct ADG RNG projects.

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

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of June 30, 2026, we deliver RNG to the transportation market through over 570 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 27 fueling stations in Canada as of June 30, 2026.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of June 30, 2026, we served over 900 fleet customers operating over 50,000 vehicles on our fuels.

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

Impact of Tariffs, Inflation, and Interest Rates

We continue to monitor changes in the U.S. Government’s trade policy, including the tariffs announced by the U.S. Government in the current year. Trade restrictions and increases in tariffs did not have a significant effect on our business, financial condition, results of operations, or liquidity during the second quarter of 2026. The Company does not directly import products from regions subject to significant tariff increases, however we do not know whether, or the extent to which tariffs may impact our customers, which include fleet owners and operators across all heavy-duty trucking sectors. In addition, tariffs may increase the risk of elevated inflation, which may increase our input costs. The nature of such trade restrictions and tariffs remains unclear.

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

As of June 30, 2026, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue (in millions)	2025	2026	2025	2026
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$67.9	$61.1	$144.2	$140.7
Change in fair value of derivative instruments(4)	(0.5)	(0.2)	(1.1)	0.4
RIN Credits(5)	9.2	10.3	14.4	20.3
LCFS Credits(6)	2.7	3.9	6.5	8.3
Total volume-related product revenue	79.3	75.1	164.0	169.7
Station construction sales	7.8	16.0	13.4	24.3
Total product revenue	87.1	91.1	177.4	194.0
Service revenue (3)(7):
O&M services(8)	14.9	14.8	27.7	29.0
Other services	0.6	0.5	1.3	0.9
Total service revenue	15.5	15.3	29.0	29.9
Total revenue	$102.6	$106.4	$206.4	$223.9
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6 – Derivative Instruments and Hedging Activities.
(3)	Includes $17.4 million and $34.7 million of non cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant for the three and six months ended June 30, 2025, respectively. Includes $9.6 million, with $6.5 million related to fuel sales and $3.1 million related to facility use fee, and $19.7 million, with $14.0 million related to fuel sales and $5.7 million related to facility use fee - of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and six months ended June 30, 2026, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s commodity swap and customer fueling contracts. The amounts are classified as revenue because the Company’s commodity swap contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program.
(5)	RIN Credits includes $1.3 million and $2.0 million for the three and six months ended June 30, 2026, related to the Company’s consolidated RNG project.

(6)	LCFS Credits includes $0.3 million and $0.8 million for the three and six months ended June 30, 2026, related to the Company’s consolidated RNG project.
(7)	O&M services revenue includes revenues earned from providing operating and maintenance services on natural gas fueling stations owned by our customers for fixed fees or per gallon fees based on the volume of fuel dispensed at the customer station. If we provide the fuel in addition to the O&M services, we include the revenues associated with providing the fuel in volume-related product revenue.
(8)	This amount includes $3.4 million and $6.2 million of facility use fee for the three months and six months ending June 30, 2026, and which was determined to be lease income under ASC 842 (refer to Note 18 – Leases).

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) O&M services volume dispensed at facilities we do not own but where we provide O&M services on a per-gallon or fixed fee basis, (3) our station construction cost of sales, and (3) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2023, 2024 and 2025 and for the three and six months ended June 30, 2025, and 2026.

	Year Ended			Three Months Ended		Six Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			June 30,		June 30,
correlating to total volume-related product revenue	2023	2024	2025	2025	2026	2025	2026
RNG(5)	225.7	236.7	237.4	61.4	63.2	112.0	130.6
Conventional natural gas	62.5	60.8	62.7	14.9	18.6	31.0	35.9
Total fuel volume	288.2	297.5	300.1	76.3	81.8	143.0	166.5

	Year Ended			Three Months Ended		Six Months Ended
	December 31,			June 30,		June 30,
Other operating data (in millions)	2023	2024	2025	2025	2026	2025	2026
Station construction cost of sales	$24.4	$24.4	$28.8	$6.4	$14.1	$11.1	$21.0
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(99.5)	$(83.1)	$(222.0)	$(20.2)	$(14.9)	$(155.2)	$(27.3)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $20.9 million, $23.8 million and $0.2 million of the federal alternative fuel tax credit (“AFTC”) revenue for the years ended December 31, 2023, 2024 and 2025, respectively, and none for the three and six months ended June 30, 2025, 2026 as AFTC expired on December 31, 2024.
(3)	Includes $60.6 million, $60.8 million and $66.1 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2023, 2024 and 2025, respectively, and $17.4 million and $34.7 million for the three and six months ended June 30, 2025, respectively, and $9.6 million and $19.7 million for the three and six months ended June 30, 2026, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of commodity swap and customer fueling contracts of $(0.2) million, $(0.1) million and $(1.7) million for the years ended December 31, 2023, 2024 and 2025, and $(0.5) million and $(0.2) million for the three months ended June 30, 2025 and 2026, respectively, and $(1.1) million and $0.4 million for the six months ended June 30, 2025 and 2026, respectively. See Note 6 – Derivative Instruments and Hedging Activities in Part I, Item 1 of this report for more information regarding the commodity swap and customer contracts.
(5)	We predominantly source RNG from third parties. The TotalEnergies JV project began supplying us RNG in 2023, and five of the six projects owned by the 50-50 joint venture between us and bp (the “bpJV”) began supplying us RNG in 2024. The amount of RNG supplied by our joint venture and consolidated projects was less than 1.5% of RNG fuel volume sold in 2023, 2024, 2025 and in the three and six months ended June 30, 2025. The amount of RNG supplied by our joint venture projects was 3.3% and 2.8% of RNG fuel volume sold in the three and six months ended June 30, 2026.

The following table summarizes the production volumes from our RNG project portfolio for the three and six months ended June 30, 2025, and 2026

	Year Ended			Three Months Ended		Six Months Ended
Production volume, GGEs (in millions)	December 31,			June 30,		June 30,
	2023	2024	2025	2025	2026	2025	2026
TotalEnergies JV
Number of projects	1	1	1	1	1	1	1
Production volume	0.4	0.8	0.8	0.2	0.2	0.4	0.4
bpJV
Number of projects	-	5	5	4	6	4	6
Production volume	-	1.0	1.5	0.3	1.4	0.7	2.0
Maas JDA
Number of projects	-	-	-	-	-	-	-
Production volume	-	-	-	-	-	-	-
South Fork
Number of projects	-	-	1	-	1	-	1
Production volume	-	-	0.4	-	0.5	-	0.7

The TotalEnergies JV project was placed into operation during 2023 and is expected to produce up to 0.8 million GGEs of RNG annually.

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

The RNG Projects under the Company’s joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”) are currently under construction.

2026 Key Developments

Management Transition. Effective April 2026, the Company appointed Clay Corbus as President and Chief Executive Officer, and in June, 2026 the Company appointed Bart Frabotta as Chief Operating Officer.

East Valley ADG RNG Project. In the first quarter of 2026, we announced that the East Valley Cattle RNG facility in Jerome, Idaho had begun producing and injecting negative carbon-intensity RNG into the interstate pipeline for use as transportation fuel. The facility includes six anaerobic digesters. In addition, the RNG produced by the project has received full approval from the U.S. Environmental Protection Agency to begin generating Renewable Identification Numbers under the Renewable Fuel Standard program and from the California Air Resources Board to generate California Low Carbon Fuel Standard credits. The project is financed through the bpJV.

Production Tax Credit (“PTC”) (Section 45Z). During the second quarter of 2026, the U.S. Department of the Treasury and the Internal Revenue Service continued the rulemaking process for the Section 45Z clean fuel production credit, including through a notice of public hearing relating to REG-121244-23. The proposed regulations address, among other matters, credit eligibility, emissions rates, certification and registration requirements, and certain changes enacted by the OBBBA (as defined below). The Company continues to evaluate the potential financial statement impact of Section 45Z, including interpretive and implementation considerations under the proposed guidance, and the ultimate benefit will depend on factors including production levels, credit eligibility, prevailing market conditions and further implementation guidance.

Ash Grove Dairy Farm Bankruptcy. On June 11, 2025, Ash Grove Dairy LLP (“AGD”) filed for voluntary Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Minnesota (“the bankruptcy court”). The bpJV owns and operates a fully constructed and operational anaerobic digester facility producing RNG at the Ash Grove Dairy farm in Lake Benton, MN. The project is owned and operated through a subsidiary, Ash Grove

Renewable Energy, LLC (“ProjectCo”) of the bpJV. AGD and ProjectCo have successfully reached an agreement on amended terms of the parties’ manure supply contract and related contracts. As such, on January 7, 2026, AGD filed a motion to assume and perform under the ProjectCo contracts, and on February 12, 2026, the Court granted the assumption motion. At the time of writing, a plan has not yet been confirmed. AGD, ProjectCo, and AGD’s secured lender have reached an agreement on the principal terms of a proposed Chapter 11 plan and are finalizing plan documentation and supporting analyses. The proposed plan includes mechanisms intended to protect ProjectCo’s facility, property interests, and operational rights in the event of a future default and sale process.

RNG fueling infrastructure, supply and station services agreements. In the first quarter of 2026, we announced a series of agreements with trucking, refuse and transit fleets nationwide. The agreements span RNG fueling infrastructure and RNG supply, and include operations and maintenance arrangements for station sites, reflecting continued fleet adoption of RNG across multiple sectors.

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

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have historically fluctuated significantly and will likely continue to be volatile. During the first and second quarter of 2026, RIN prices have been about 3.2% higher than the prices seen in the first and second quarter of 2025.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12 – Debt in Part I, Item 1 of this report, have financial and non-financial covenants with which we must comply. As of June 30, 2026, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2025 Form 10-K. During the six months ended June 30, 2026, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2025 Form 10-K. There have been no material changes during the six months ended June 30, 2026 to our critical accounting policies as described in the MD&A contained in our 2025 Form 10-K.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,
	2025	2026
Statements of Operations Data:
Revenue:
Product revenue	84.9%	85.7%
Service revenue	15.1	14.3
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	63.5	60.5
Service cost of sales	9.0	11.2
Selling, general and administrative	26.8	23.1
Depreciation and amortization	9.7	10.0
Total operating expenses	109.0	104.8
Operating loss	(9.0)	(4.8)
Interest expense	(7.5)	(5.2)
Interest income	3.0	1.5
Other income, net	0.1	0.3
Loss from equity method investments	(6.4)	(5.8)
Loss before income taxes	(19.8)	(14.0)
Income tax (expense) benefit	(0.1)	(0.1)
Net loss	(19.9)	(14.1)
Loss attributable to noncontrolling interest	0.2	0.2
Net loss attributable to Clean Energy Fuels Corp.	(19.7)%	(14.0)%

Product revenue. Product revenue for the three months ended June 30, 2026 increased by $4.0 million to $91.1 million, representing 85.7% of total revenue, compared to $87.1 million, representing 84.9% of total revenue, for the three months ended June 30, 2025. The increase was primarily due to (1) a decrease of $6.7 million in fuel sales, when compared to the current period, due to lower pricing and lower underlying natural gas commodity costs, partially offset by a decrease of $10.9 million in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14 – Stock-Based Compensation) and increased volumes of vehicle fueling, (2) an increase in RIN revenue of $1.0 million primarily due to incremental RIN revenue generated by the Company’s consolidated RNG project (upstream) business, higher price, and higher volume partially offset by a lower share of RIN values, (3) an increase in LCFS revenue of $1.3 million primarily due to a higher share of LCFS values, higher low-CI volume, higher price, and incremental LCFS revenue generated by the Company’s consolidated RNG project (upstream business), (4) an increase in station construction sales of $8.2 million due to increased construction activities, and (5) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized loss of $0.2 million in the second quarter of 2026 compared to an unrealized loss of $0.5 million in the same period in 2025.

Service revenue. Service revenue for the three months ended June 30, 2026 decreased by $0.3 million to $15.2 million, representing 14.3% of total revenue, compared to $15.5 million, representing 15.1% of total revenue, for the three months ended June 30, 2025. The decrease was primarily due to $3.1 million increase in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant, partially offset by higher volumes serviced.

Product cost of sales. Product cost of sales for the three months ended June 30, 2026 decreased by $0.9 million to $64.3 million, representing 60.5% of total revenue, from $65.2 million, representing 63.5% of total revenue, in the three months ended June 30, 2025. The decrease was primarily due to lower underlying natural gas commodity index costs partially offset by increased volumes of vehicles fueling and increase in station construction costs.

Service cost of sales. Service cost of sales for the three months ended June 30, 2026 increased by $2.7 million to $11.9 million, representing 11.2% of total revenue, compared with $9.2 million or 9.0% of total revenue in the three months ended June 30, 2025. The increase was primarily due to the higher volumes serviced.

Selling, general and administrative. Selling, general and administrative expenses decreased by $2.9 million to $24.6 million in the three months ended June 30, 2026, from $27.5 million in the three months ended June 30, 2025. The decrease was primarily driven by a decrease in general business expenses.

Depreciation and amortization. Depreciation and amortization increased by $0.7 million to $10.7 million in the three months ended June 30, 2026, from $10.0 million in the three months ended June 30, 2025. The increase was primarily due to higher asset base through purchases in the current period.

Interest expense. Interest expense decreased by $2.2 million to $5.5 million in the three months ended June 30, 2026, from $7.7 million in the three months ended June 30, 2025, primarily due to lower principal balance on debt after the voluntary early repayment of $65 million in 2025, and corresponding lower amortization of debt discount and issuance costs.

Interest income. Interest income decreased by $1.5 million to $1.6 million in the three months ended June 30, 2026, from $3.1 million in the three months ended June 30, 2025, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balances of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments decreased by $0.3 million to $6.2 million in the three months ended June 30, 2026, from $6.5 million in the three months ended June 30, 2025, due to the operating results of SAFE S.p.A. and our joint ventures with TotalEnergies and bp. Additionally, the loss from equity method investments for the three months ended June 30, 2025 included a $1.1 million loss from our Rimere equity method investment which was disposed of in December 2025.

Income tax (expense) benefit. Income tax expense was $0.1 million for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill in the prior year, and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the three months ended June 30, 2025 and 2026, we recorded a gain of $0.2 million for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2025 and 2026 periods.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30,
	2025	2026
Statements of Operations Data:
Revenue:
Product revenue	86.0%	86.6%
Service revenue	14.0	13.4
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	64.5	61.7
Service cost of sales	8.4	10.3
Selling, general and administrative	26.6	21.9
Depreciation and amortization	35.0	9.7
Impairment of Goodwill	31.2	—
Total operating expenses	165.7	103.6
Operating loss	(65.7)	(3.6)
Interest expense	(7.4)	(5.0)
Interest income	2.9	1.3
Other income, net	0.0	0.3
Loss from equity method investments	(6.6)	(5.3)
Loss before income taxes	(76.8)	(12.2)
Income tax (expense) benefit	1.4	(0.1)
Net loss	(75.4)	(12.3)
Loss attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Clean Energy Fuels Corp.	(75.3)%	(12.2)%

Product revenue. Product revenue for the six months ended June 30, 2026 increased by $16.6 million to $194.0 million, representing 86.6% of total revenue, compared to $177.4 million, representing 86.0% of total revenue, for the six months ended June 30, 2025. The increase was primarily due to (1) a decrease of $3.5 million in fuel sales from the prior year period, when compared to the current period, due to lower pricing and lower underlying natural gas commodity costs partially offset by a decrease of $20.7 million in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) and increased volumes of vehicle fueling, (2) an increase in RIN revenue of $6.0 million primarily due to higher volume, pricing, and incremental RIN revenue generated by the Company’s consolidated RNG project (upstream) business, (3) an increase in LCFS revenue of $1.8 million primarily due to a higher share of LCFS values, higher low-CI volume, higher price, and incremental LCFS revenue generated by the Company’s consolidated RNG Project, (4) an increase in station construction sales of $10.8 million due to increased construction activities, and (6) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized gain of $0.4 million in the six months ended June 30, 2026 compared to an unrealized loss of $1.1 million in same period of 2025.

Service revenue. Service revenue for the six months ended June 30, 2026 increased $0.9 million to $29.9 million, representing 13.4% of total revenue, compared to $29.0 million, representing 14.0% of total revenue, for the six months ended June 30, 2025. The increase was primarily due to higher volumes serviced partially offset by an increase of $5.7 million in non-cash stock-based incentive contra-revenue charges related to the Amazon Warrant.

Product cost of sales. Product cost of sales for the six months ended June 30, 2026 increased by $5.0 million to $138.1 million, representing 61.7% of total revenue, from $133.0 million, representing 64.5% of total revenue, in the six months ended June 30, 2025. The increase was primarily due to increased volumes of vehicle fueling at our stations and increase in station construction costs partially offset by lower underlying natural gas commodity costs.

Service cost of sales. Service cost of sales for the six months ended June 30, 2026 increased by $5.6 million to $23.0 million, representing 10.3% of total revenue, compared with $17.4 million or 8.4% of total revenue in the six months ended June 30, 2025. The increase was primarily due to the higher volumes serviced.

Selling, general and administrative. Selling, general and administrative expenses decreased by $5.8 million to $49.1 million in the six months ended June 30, 2026, from $54.9 million in the six ended June 30, 2025. The decrease was primarily driven by a decrease in general business expenses.

Depreciation and amortization. Depreciation and amortization decreased by $50.5 million to $21.7 million in the six months ended June 30, 2026, from $72.2 million in the six months ended June 30, 2025. The decrease was primarily due to the accelerated depreciation expense relating to the change in depreciable life of the Pilot station assets in the prior period.

Impairment of goodwill. Impairment of goodwill decreased by $64.3 million in the six months ended June 30, 2026, from $64.3 million in the six months ended June 30, 2025. This represents the goodwill impairment loss for the Company’s single reporting unit, which was recognized in the first quarter of 2025 in the amount of $64.3 million and comprises the total amount of goodwill of the Company.

Interest expense. Interest expense decreased by $4.0 million to $11.2 million in the six months ended June 30, 2026, from $15.3 million in the six months ended June 30, 2025, primarily due to lower principal balance on debt after the voluntary early repayment of $65 million in 2025, and corresponding lower amortization of debt discount and issuance costs.

Interest income. Interest income decreased by $3.0 million to $3.0 million in the six months ended June 30, 2026, from $6.0 million in the six months ended June 30, 2025, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balances of the Company’s short-term investments.

Loss from equity method investments. Loss from equity method investments decreased by $1.7 million to $11.8 million in the six months ended June 30, 2026, from $13.6 million in the six months ended June 30, 2025, due to the operating results of SAFE S.p.A., Rimere, and our joint venture with bp. Additionally, the loss from equity method investments for the three months ended June 30, 2025 included a $1.1 million loss from our Rimere equity method investment which was disposed of in December 2025.

Income tax (expense) benefit. Income tax benefit of $2.9 million was recognized for the six months ended June 30, 2025. Income tax expense was $0.1 million for the six months ended June 30, 2026. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill in the prior year, and the Company’s expected state tax expense.

Loss attributable to noncontrolling interest. During the six months ended June 30, 2025 and 2026, we recorded a gain of $0.2 million and $0.3 million, respectively, for the noncontrolling interest in the net loss of NG Advantage, LLC (“NG Advantage”). The noncontrolling interest in NG Advantage represents a 6.7% minority interest that was held by third parties during both the 2025 and 2026 periods.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $20.4 million in the six months ended June 30, 2026, compared to cash provided by operating activities of $59.3 million in the comparable 2025 period. The decrease in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash.

Investing Activities. Cash used in investing activities was $116.0 million in the six months ended June 30, 2026, compared to cash used in investing activities of $6.6 million in the comparable 2025 period. The increase in cash used in investing activities was primarily attributable to a $79.4 million in net purchases of investments in the six months ended June 30, 2025, compared to $21.5 million in net maturities of short-term investments in the six months ended June 30, 2025. Further, there were $24.0 million of contributions made for Mass RNG Projects pursuant to capital calls in the six months ended June 30, 2026, where there were none in the comparable prior period. This was offset by a $21.7 million decrease in payments for equipment and manure rights for ADG RNG production projects, when compared to the comparable period.

Financing Activities. Cash used in financing activities was $2.7 million in the six months ended June 30, 2026, compared to cash used in financing activities of $10.2 million in the comparable 2025 period. The decrease in cash used in financing activities was primarily attributable to $7.9 million in repurchases of our common stock in the prior period.

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

Further, in 2026, our business plan calls for no further capital expenditure in the development of consolidated ADG RNG production projects.  As of June 30, 2026, we have invested $81.9 million in the development of consolidated ADG RNG production facilities.

In 2026 we anticipate contributing equity capital up to $42.0 million, of which we have already contributed $24 million, in cash, into our equity method investment as part of the Maas JDA.  We do not anticipate making equity contributions under our TotalEnergies JV Agreement in 2026. We do not anticipate making equity contributions into the bpJV in 2026 as that joint venture has sufficient contributed capital and ITC proceeds to support the six projects that are ramping up operations. We continue to evaluate the ADG RNG development market but cannot say with certainty when we may approve additional investments in ADG RNG production facilities through the TotalEnergies JV Agreement and the bpJV. As of June 30, 2026, we have invested $389.8 million into our equity method investment entities that develop ADG RNG production facilities.

We had total indebtedness, consisting of our debt and finance leases, of approximately $253.2 million in principal amount as of June 30, 2026, of which approximately $0.6 million, $1.4 million, $0.7 million, $250.3 million, $0.1 million and $0.0 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $131.7 million as of June 30, 2026, of which approximately $5.8 million, $17.9 million, $17.2 million, $16.4 million, $15.8 million and $58.6 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, AFTC and other government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of June 30, 2026, excluding the current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $138.0 million, compared to $156.1 million as of December 31, 2025.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $85.0 million;

●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. As of December 31, 2025, the fixed commitments under these contracts totaled approximately $8.7 million for the year ending December 31, 2026. The Company entered into additional fixed commitment contracts during the three and six months ended June 30, 2026. The fixed commitments under these additional contracts totaled $2.8 million, through December 2027.

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

Natural gas costs represented $143.0 million of our total cost of sales in 2025 and $69.8 million of our total cost of sales for the six months ended June 30, 2026.

In addition, we are exposed to market price risk relating to the diesel-to-natural gas price spread associated with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators who participate in the Company’s truck financing program.

Foreign Currency Exchange Rate Risk

For the three and six months ended June 30, 2026, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollar, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of June 30, 2026, we would expect a corresponding fluctuation in the value of the net assets to be approximately $0.3 million.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Additionally, the integration of Internet of Things (“IoT”) and AI technologies into our business operations expose us to various operational, cybersecurity, and regulatory risks. The reliance on IoT and AI systems for critical business operations necessitates high levels of system reliability and performance. Any malfunction, failure, or suboptimal performance of these systems can disrupt business activities, resulting in downtime, reduced productivity, and financial losses. Inaccurate, incomplete, or corrupted data can lead to flawed decision-making, inefficiencies, and potential financial and operational risks. IoT and AI systems also increase our vulnerability to cybersecurity threats. Further, the use of IoT and AI technologies involves collecting and processing large volumes of personal and proprietary data. Any mishandling or unauthorized access to this data can result in privacy breaches, regulatory penalties, and loss of customer trust.  The Company must ensure compliance with existing and emerging regulations related to data protection, privacy, and cybersecurity. Non-compliance could result in significant legal and financial penalties and impact business operations. In addition, the regulatory landscape for IoT and AI technologies is evolving rapidly. New laws or regulations governing the use of AI in jurisdictions in which we operate could require us to modify our practices, increase compliance costs or limit our ability to use AI tools that benefit our operations. The costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have a material adverse effect on our business, operations and financial condition.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan. As of June 30, 2026, we had total consolidated indebtedness of $232.1 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

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

After giving effect to the issuance of the Amazon Warrant and the Stonepeak Warrant (as defined in Note14 – Stockholders’ Equity) to the accompanying financial statements), Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owned approximately 19% of our outstanding shares of common stock as of June 30, 2026. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. The Amazon Warrant was immediately exercisable by Amazon Holdings for 4.999% of our outstanding common stock when issued. Subject to additional vesting through fuel purchase from the Company pursuant to the Fuel Agreement, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company 61 days’ notice that it is waiving such limitation. The Stonepeak Warrant is exercisable at any time after December 12, 2025 for up to 9.999% of our common stock outstanding immediately after giving effect to such exercise, and Stonepeak’s beneficial ownership will initially be contractually limited to such beneficial ownership limitation unless Stonepeak gives the Company 61 days’ notice that it is waiving such limitation. TotalEnergies or other current or future large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors, mergers and acquisitions, or other extraordinary transactions. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.—Defaults Upon Senior Securities

None.

Item 4.—Mine Safety Disclosures

None.

Item 5. —Other Information

On June 9, 2026, Robert Vreeland, Chief Financial Officer adopted a new trading arrangement for the sale of shares of the Company’s common stock in accordance with 10b5-1 of the Exchange Act (the “2026 Vreeland 10b5-1 Plan”). The 2026 Vreeland 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The 2026 Vreeland 10b5-1 Plan provides for the sale of up to 708,520 shares of the Company’s common stock between September 8, 2026 and June 7, 2027, pursuant to terms specified in the 2026 Vreeland 10b5-1 Plan.

Item 6.—Exhibits

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1+

Employment Agreement by and between the Company and Bartolomeo A. Frabotta, dated as of June 23, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2026).

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

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2026;
(ii) Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 2025 and 2026;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six months ended June 30, 2025 and 2026;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six months ended June 30, 2025 and 2026;
(v) Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2025 and 2026; and
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

CLEAN ENERGY FUELS CORP.

Date: August 6, 2026	By:	/s/ ROBERT M. VREELAND
Robert M. Vreeland
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)