Form 10-Q
period 2026-09-30
Clean Energy Fuels Corp.
filed 2026-11-05
CIK 1368265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 220,496,120 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements (Unaudited)

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data; Unaudited)

	December 31,	September 30,
	2025	2026
Assets
Current assets:
Cash, cash equivalents and restricted cash	$157,756	$141,816
Short-term investments	552	563
Accounts receivable, net of allowance of $2,069 and $1,600 as of December 31, 2025 and September 30, 2026, respectively	100,793	113,005
Other receivables	6,193	18,073
Inventory	43,906	41,895
Prepaid expenses and other current assets	41,139	27,207
Total current assets	350,339	342,559
Operating lease right-of-use assets	87,922	80,899
Land, property and equipment, net	324,040	300,301
Notes receivable and other long-term assets, net	22,194	18,708
Investments in other entities	262,325	293,638
Intangible assets, net	9,896	9,521
Total assets	$1,056,716	$1,045,626
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$52	$58
Current portion of finance lease obligations	1,303	1,177
Current portion of operating lease obligations	9,095	9,786
Accounts payable	26,176	28,531
Accrued liabilities	96,106	101,608
Deferred revenue	18,423	13,883
Total current liabilities	151,155	155,043
Long-term portion of debt	226,727	216,394
Long-term portion of finance lease obligations	2,531	1,587
Long-term portion of operating lease obligations	85,920	78,500
Other long-term liabilities	25,316	28,505
Total liabilities	491,649	480,029
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value. 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value. 454,000,000 shares authorized; 219,331,992 shares and 220,445,015 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	22	22
Additional paid-in capital	1,796,957	1,833,107
Accumulated deficit	(1,234,566)	(1,267,560)
Accumulated other comprehensive loss	(2,992)	(5,122)
Total Clean Energy Fuels Corp. stockholders’ equity	559,421	560,447
Noncontrolling interests	5,646	5,150
Total stockholders’ equity	565,067	565,597
Total liabilities and stockholders’ equity	$1,056,716	$1,045,626

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenue:
Product revenue	$90,895	$96,604	$268,297	$290,623
Service revenue	15,242	15,575	44,217	45,471
Total revenue	106,137	112,179	312,514	336,094
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	69,229	58,789	202,268	196,898
Service cost of sales	9,592	12,155	26,986	35,164
Selling, general and administrative	26,270	29,706	81,187	78,842
Depreciation and amortization	14,682	10,562	86,911	32,246
Impairment of goodwill	—	—	64,328	—
Total operating expenses	119,773	111,212	461,680	343,150
Operating income (loss)	(13,636)	967	(149,166)	(7,056)
Interest expense	(7,782)	(7,920)	(23,045)	(19,126)
Interest income	2,876	1,418	8,863	4,417
Other income (expense), net	2,138	(98)	2,219	541
Income (loss) from equity method investments	(7,524)	3,782	(21,098)	(8,043)
Loss before income taxes	(23,928)	(1,851)	(182,227)	(29,267)
Income tax (expense) benefit	(75)	(77)	2,785	(223)
Net loss	(24,003)	(1,928)	(179,442)	(29,490)
Net (income) loss attributable to noncontrolling interests	184	(3,801)	416	(3,504)
Net loss attributable to Clean Energy Fuels Corp.	$(23,819)	$(5,729)	$(179,026)	$(32,994)
Net loss attributable to Clean Energy Fuels Corp. per share:
Basic and diluted	$(0.11)	$(0.03)	$(0.81)	$(0.15)
Weighted-average common shares outstanding:
Basic and diluted	219,290,040	220,445,015	221,103,270	220,126,195

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands; Unaudited)

	Clean Energy Fuels Corp.		Noncontrolling Interests		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2025	2026	2025	2026	2025	2026
Net income (loss)	$(23,819)	$(5,729)	$(184)	$3,801	$(24,003)	$(1,928)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2025 and 2026	(633)	(257)	—	—	(633)	(257)
Reclassification of gain on extinguishment of loan receivable classified as available-for-sale securities, to earnings, net of $0 tax (Note 3)	(313)	—	—		(313)	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2025 and 2026	9	(4)	—	—	9	(4)
Total other comprehensive income (loss)	(937)	(261)	—	—	(937)	(261)
Comprehensive income (loss)	$(24,756)	$(5,990)	$(184)	$3,801	$(24,940)	$(2,189)

	Clean Energy Fuels Corp.		Noncontrolling Interests		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2025	2026	2025	2026	2025	2026
Net income (loss)	$(179,026)	$(32,994)	$(416)	$3,504	$(179,442)	$(29,490)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2025 and 2026	1,303	(2,130)	—	—	1,303	(2,130)
Reclassification of gain on extinguishment of loan receivable classified as available-for-sale securities, to earnings, net of $0 tax (Note 3)	(313)	—	—	—	(313)	—
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2025 and 2026	105	—	—	—	105	—
Total other comprehensive income (loss)	1,095	(2,130)	—	—	1,095	(2,130)
Comprehensive income (loss)	$(177,931)	$(35,124)	$(416)	$3,504	$(178,347)	$(31,620)

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data; Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance, December 31, 2024	223,456,994	$22	$1,730,090	$(1,012,542)	$(4,297)	$6,258	$719,531
Issuance of common stock	506,632	—	222	—	—	—	222
Repurchase of common stock	(227,495)	—	(391)	—	—	—	(391)
Shares withheld related to net share settlement	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	—	1,777	—	—	—	1,777
Stock-based sales incentive charges	—	—	17,338	—	—	—	17,338
Issuance of common stock warrants	—	—	2	—	—	—	2
Net loss	—	—	—	(134,967)	—	(64)	(135,031)
Other comprehensive income	—	—	—	—	(52)	—	(52)
Balance, March 31, 2025	223,736,131	22	1,748,540	(1,147,509)	(4,349)	6,194	602,898
Issuance of common stock	137,400	—	—	—	—	—	—
Repurchase of common stock	(4,686,323)	—	(7,547)	—			(7,547)
Stock-based compensation	—	—	2,403	—	—	—	2,403
Stock-based sales incentive charges	—	—	17,396	—	—	—	17,396
Issuance of common stock warrants	—	—	21	—	—	—	21
Net loss	—	—	—	(20,240)	—	(168)	(20,408)
Other comprehensive income	—	—	—	—	2,084	—	2,084
Balance, June 30, 2025	219,187,208	22	1,760,813	(1,167,749)	(2,265)	6,026	596,847
Issuance of common stock	106,073	—	173	—	—	—	173
Stock-based compensation	—	—	2,193	—	—	—	2,193
Stock-based sales incentive charges	—	—	16,776	—	—	—	16,776
Net loss	—	—	—	(23,819)	—	(184)	(24,003)
Other comprehensive loss	—	—	—	—	(937)	—	(937)
Balance, September 30, 2025	219,293,281	$22	$1,779,955	$(1,191,568)	$(3,202)	$5,842	$591,049

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance, December 31, 2025	219,331,992	$22	$1,796,957	$(1,234,566)	$(2,992)	$5,646	$565,067
Issuance of common stock	892,642	—	165	—	—	—	165
Shares withheld related to net share settlement	—	—	(1,210)	—	—	—	(1,210)
Stock-based compensation	—	—	2,030	—	—	—	2,030
Stock-based sales incentive charges	—	—	10,107	—	—	—	10,107
Issuance of common stock warrants	—	—	4	—	—	—	4
Net loss	—	—	—	(12,412)	—	(115)	(12,527)
Other comprehensive loss	—	—	—	—	37	—	37
Balance, March 31, 2026	220,224,634	22	1,808,053	(1,246,978)	(2,955)	5,531	563,673
Issuance of common stock	133,532	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	21	—	—	—	21
Stock-based compensation	—	—	2,252	—	—	—	2,252
Stock-based sales incentive charges	—	—	9,612	—	—	—	9,612
Issuance of common stock warrants	—	—	64	—	—	—	64
Net loss	—	—	—	(14,853)	—	(182)	(15,035)
Other comprehensive loss	—	—	—	—	(1,906)	—	(1,906)
Balance, June 30, 2026	220,358,166	22	1,820,002	(1,261,831)	(4,861)	5,349	558,681
Issuance of common stock	86,849	—	151	—	—	—	151
Shares withheld related to net share settlement	—	—	7	—	—	—	7
Stock-based compensation	—	—	2,359	—	—	—	2,359
Stock-based sales incentive charges	—	—	10,581	—	—	—	10,581
Issuance of common stock warrants	—	—	7	—	—	—	7
Net income (loss)	—	—	—	(5,729)	—	3,801	(1,928)
Distribution to noncontrolling interest	—	—	—	—	—	(4,000)	(4,000)
Other comprehensive loss	—	—	—	—	(261)	—	(261)
Balance, September 30, 2026	220,445,015	$22	$1,833,107	$(1,267,560)	$(5,122)	$5,150	$565,597

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands; Unaudited)

	Nine Months Ended September 30,

	2025	2026
Cash flows from operating activities:
Net loss	$(179,442)	$(29,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86,911	32,246
Provision for credit losses and inventory	3,079	3,240
Stock-based compensation expense	6,373	6,641
Stock-based sales incentive charges	51,510	30,300
Change in fair value of derivative instruments	1,420	(683)
Gain on extinguishment of loan receivable and preferred stock equity security	(2,058)	—
Amortization of debt financing costs	3,977	4,787
Amortization of discounts and Section 30C tax credit	(3,421)	(1,341)
Loss on disposal of property and equipment	2,710	238
Impairment of goodwill	64,328	—
Loss from equity method investments	21,098	8,043
Non-cash lease expense	5,873	7,034
Deferred income taxes	(2,854)	168
Accretion of ARO liabilities	304	279
Changes in operating assets and liabilities:
Accounts and other receivables	17,057	(24,108)
Inventory	(3,707)	1,751
Prepaid expenses and other assets	(52)	15,315
Operating lease liabilities	(5,471)	(6,740)
Accounts payable	(1,439)	3,101
Deferred revenue	3,502	(4,540)
Accrued liabilities and other	2,719	10,357
Net cash provided by operating activities	72,417	56,598
Cash flows from investing activities:
Purchases of short-term investments	(687,567)	(540,977)
Maturities and sales of short-term investments	767,538	542,579
Payment and deposits on equipment and manure rights for ADG RNG production projects	(26,411)	(1,294)
Purchases of and deposits on property and equipment	(19,067)	(18,300)
Grant proceeds for capital projects	—	800
Proceeds received for joint development and construction of station projects	3,026	3,330
Disbursements for loans receivable	(3,100)	—
Proceeds from paydowns, maturities, and sales of loans receivable	3,523	1,066
Investments in other entities	(13,008)	(40,676)
Proceeds from disposal of property and equipment	5,097	4,932
Net cash provided by (used in) investing activities	30,031	(48,540)
Cash flows from financing activities:
Issuance of common stock	56	—
Repurchase of common stock	(7,938)	—
Payment of tax withholdings on net settlement of equity awards	(499)	(1,183)
Proceeds for Adopt-A-Port program	465	—
Repayment of proceeds for Adopt-A-Port program	(2,181)	(1,085)
Repayments of debt instruments and finance lease obligations	(871)	(16,004)
Payments of debt extinguishment costs	—	(1,387)
Distribution to noncontrolling interest	—	(4,000)
Net cash used in financing activities	(10,968)	(23,659)
Effect of exchange rates on cash, cash equivalents and restricted cash	(87)	(339)
Net increase (decrease) in cash, cash equivalents and restricted cash	91,393	(15,940)
Cash, cash equivalents and restricted cash, beginning of period	91,562	157,756
Cash, cash equivalents and restricted cash, end of period	$182,955	$141,816
Supplemental disclosure of cash flow information:
Income taxes paid	$38	$63
Interest paid, net of $3,247 and $5,368 capitalized, respectively	$4,065	$14,352
Supplemental disclosure of non-cash financing activity:
Interest paid-in-kind	$(15,000)	$—

See accompanying notes to condensed consolidated financial statements.

Clean Energy Fuels Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—General

Nature of Business

Clean Energy Fuels Corp., together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company,” unless the context or the use of the term indicates or requires otherwise) is engaged in the business of selling renewable and conventional natural gas as alternative fuels for vehicle fleets and related fueling solutions to its customers, primarily in the United States and Canada. The Company’s principal business is supplying renewable natural gas (“RNG”) and conventional natural gas, in the form of compressed natural gas (“CNG”) and liquefied natural gas (“LNG”), for medium and heavy-duty vehicles and providing operation and maintenance (“O&M”) services to public and private vehicle fleet customer stations. The Company is also focused on developing, owning, and operating dairy and other livestock waste RNG projects and supplying RNG (procured from third party sources and from the Company’s majority owned and jointly owned RNG production facilities (see Note 3) to its customers in the heavy and medium-duty commercial transportation sector.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2026, results of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2026, and cash flows for the nine months ended September 30, 2025 and 2026. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 and 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or any future year.

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

Investment Tax Credits

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law and established or expanded tax incentives targeting renewable energy technologies. The investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code (“IRC”) was expanded to include qualified biogas property and is available for the Company’s RNG dairy project. These ITCs are nonrefundable federal income tax credits that are transferable under Section 6418 of the IRC. U.S. GAAP does not directly address how the transferability feature affects the accounting for the generation or sale of those credits. As such, the Company believes there are a number of acceptable approaches to account for the ITCs. The Company elected an accounting policy to account for the ITCs outside of ASC 740, Income Taxes, by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company records an ITC at estimated fair value when it is considered probable that the Company will receive the ITC which the Company has determined is when the RNG production facility is placed into service.

During the year ended December 31, 2025, the Company recorded an ITC asset within “Prepaid expenses and other current assets” and a corresponding amount within “Other long-term liabilities” in the accompanying condensed consolidated balance sheets at the estimated fair value of $16.6 million. During the three and nine months ended September 30, 2026, the Company recognized an additional ITC asset and deferred income amount of $5.9 million from the domestic content bonus credit, bringing the total estimated ITC to $22.5 million. The deferred income will be amortized over the estimated life of the RNG facility. For the three and nine months ended September 30, 2026, the Company recognized $0.5 million and $0.9 million, respectively, of amortization in “Other income” in the accompanying condensed consolidated statements of operations related to the ITC.

During the three and nine months ended September 30, 2026, the Company sold the ITC for gross proceeds of $23.6 million and incurred transaction costs of $1.5 million, resulting in a loss on sale of the ITC of $0.4 million, which is included in “Other income” in the accompanying condensed consolidated statements of operations.

Production Tax Credits

The IRA introduced Section 45Z of the IRC, offering clean fuel production credits (“PTC”) to incentivize low-carbon fuel production beginning January 1, 2025 through December 31, 2027. On July 4, 2025, the credit was extended through December 31, 2029 under the One Big Beautiful Bill Act ("OBBBA"). Eligible producers of clean transportation fuels are eligible to qualify for up to $1 per gallon, while producers of RNG can claim an amount exceeding $1 per gallon for significant carbon intensity reductions, with the credit amount indexed annually for inflation.

The Company recognizes PTCs in accordance with IAS 20 as the RNG is produced and sold, when it is probable that the Company will comply with the provisions of the incentive and that the incentive will be earned. The Company plans to monetize the PTCs through sale of such credits to third parties, and records the PTCs at their estimated fair value based on the applicable statutory credit rate, qualifying production volumes, expected transfer price and other relevant facts and circumstances, within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets, and as a reduction of “Cost of sales” in the accompanying condensed consolidated statements of operations.

During the year ended December 31, 2025, the PTC assets and related benefit recognized in earnings were immaterial.

During the three and nine months ended September 30, 2026, the Company sold PTCs for gross proceeds of $0.7 million and incurred transaction costs of $0.3 million, resulting in a loss on sale of the PTCs of $0.2 million, which is included in “Cost of sales” in the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2026, the Company recognized $6.9 million and $7.7 million, respectively, of PTCs related to its consolidated RNG project, and $5.8 million of PTCs related to amounts from RNG suppliers in “Cost of sales” in the accompanying condensed consolidated statements of operations. PTCs from RNG suppliers are recorded in “Other receivables” in the accompanying condensed consolidated balance sheet.

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

As a result of this impairment loss, the Company has no goodwill remaining as of September 30, 2026.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Product revenue:
Volume-related
Fuel sales(1)	$69,860	$74,032	$214,035	$214,747
Change in fair value of derivative instruments(2)	(319)	314	(1,420)	683
RIN Credits(3)	8,329	11,196	22,729	31,552
LCFS Credits(4)	3,148	4,813	9,650	13,118
AFTC(5)	—	—	(28)	—
Total volume-related product revenue	81,018	90,355	244,966	260,100
Station construction sales	9,877	6,249	23,331	30,523
Total product revenue	90,895	96,604	268,297	290,623
Service revenue:
O&M services(1) (6)	14,601	15,099	42,243	44,064
Other services	641	476	1,974	1,407
Total service revenue	15,242	15,575	44,217	45,471
Total revenue	$106,137	$112,179	$312,514	$336,094

(1)	Includes non-cash stock-based sales incentive contra-revenue charges associated with the Amazon Warrant. For the three and nine months ended September 30, 2025, contra-revenue charges recognized in fuel revenue were $16.8 million and $51.5 million, respectively. For the three and nine months ended September 30, 2026, contra-revenue charges recognized in fuel sales were $7.1 million and $21.1 million, respectively, and contra-revenue charges recognized in O&M services revenue for the three and nine months ended September 30, 2026 were $3.5 million, and $9.2 million, respectively, for a total for the three and nine months ended September 30, 2026 of $10.6 million and $30.3 million, respectively, of contra-revenue charges. See Note 14 for more information.

(2)	Represents changes in fair value of unsettled derivative instruments relating to the Company’s customer fueling contracts associated with the Company’s truck financing program. The amounts are classified as revenue because these contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program. See Note 6 for more information about these derivative instruments.
(3)	RIN Credits includes $1.4 million and $3.5 million for the three and nine months ended September 30, 2026, related to the Company’s consolidated ADG RNG project (“South Fork” or “the Company’s consolidated RNG project”).
(4)	LCFS Credits includes $0.7 million and $1.5 million for the three and nine months ended September 30, 2026, related to the Company’s consolidated RNG project.
(5)	Represents the federal alternative fuel excise tax credit (“AFTC”). AFTC was available for vehicle fuel sales made through December 31, 2024, at which time the program expired.
(6)	This amount includes $3.7 million and $9.9 million of facility use fees for the three months and nine months ended September 30, 2026, and which were determined to be lease income under ASC 842 (refer to Note 18 – Leases).

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of customer orders for which the work has not been performed. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $71.4 million, which related to the Company’s station construction sale contracts. The Company expects to recognize revenue on the remaining performance obligations under these contracts over the next 12 to 24 months.

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

As of December 31, 2025 and September 30, 2026, the Company’s contract balances were as follows (in thousands):

	December 31,	September 30,
	2025	2026
Accounts receivable, net	$100,793	$113,005

Contract assets - current	$3,946	$6,777
Contract assets - non-current	1,548	1,249
Contract assets - total	$5,494	$8,026

Contract liabilities - current	$17,595	$12,760
Contract liabilities - non-current	—	—
Contract liabilities - total	$17,595	$12,760

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

Revenue recognized in the nine months ended September 30, 2025 relating to the Company’s contract liability balances as of December 31, 2024 was $4.3 million. The decrease in the contract liability balance in the nine months ended September 30, 2026 is mainly driven by revenue recognized exceeding new billings and customer advances in the nine months ended September 30, 2026, partially offset by $2.4 million of revenue recognized relating to the Company’s contract liability balances as of December 31, 2025.

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

The Company accounts for its interest in the LLC using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the LLC’s operations. The Company recorded a loss of $0.1 million and income of $1.1 million from the LLC’s operations in the three months ended September 30, 2025 and 2026, respectively, and a loss of $0.7 million and income of $0.6 million from the LLC’s operations in the nine months ended September 30, 2025 and 2026, respectively. The Company had an investment balance of $4.9 million and $5.4 million in the LLC as of December 31, 2025 and September 30, 2026, respectively.

The following table presents the combined summarized financial information of the TotalEnergies joint venture (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenue	$977	$1,365	$2,650	$3,213
Gross profit(1)	808	3,476	1,828	4,682
Operating income (loss)	(100)	2,441	(982)	1,597
Net income (loss)	$(264)	$2,299	$(1,480)	$1,162

	December 31,	September 30,
	2025	2026
Current assets	$2,920	$5,148
Non-current assets	29,796	28,449
Total assets	$32,716	$33,597

Current liabilities	$3,907	$4,763
Non-current liabilities	19,077	17,939
Total liabilities	$22,984	$22,702
(1)	Includes PTCs recorded as a reduction in cost of sales. For the three and nine months ended September 30, 2025, the PTCs recorded at the JV were $0.3 million and $0.6 million, respectively. For the three and nine months ended September 30, 2026, the PTCs recorded at the JV were $2.6 million and $3.1 million, respectively.

bp Joint Venture

On April 13, 2021, the Company entered into an agreement (the “bp JV Agreement”) with BP Products North America, Inc. (“bp”) that created a 50-50 joint venture (the “bpJV”) to develop, own and operate new ADG RNG production facilities in the U.S.

As of September 30, 2026, the Company and bp each own 50% of the bpJV, and all of the RNG produced from projects developed and owned by the bpJV is available to the Company for sale as vehicle fuel pursuant to the Company’s marketing agreement with bp. The Company accounts for its interest in the bpJV using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over the bpJV’s operations. The Company recorded a loss of $5.4 million and income of $3.0 million from this investment in the three months ended September 30, 2025 and 2026, respectively, and a loss of $15.2 million and $6.4 million from this investment in the nine months ended September 30, 2025 and 2026, respectively. The Company had an investment balance in the bpJV of $186.3 million and $179.9 million as of December 31, 2025 and September 30, 2026, respectively.

Combined summarized financial information of the bpJV is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenue	$1,449	$6,225	$5,070	$15,001
Gross profit(1)	(4,342)	14,645	(11,244)	10,471
Operating income (loss)	(12,778)	5,186	(38,882)	(17,735)
Net income (loss)	(12,101)	6,217	(34,054)	(14,873)
Net income (loss) attributable to bpJV	$(10,742)	$5,987	$(30,408)	$(12,842)

	December 31, 2025	September 30, 2026
Current assets	$61,046	$97,605
Non-current assets	385,681	369,862
Total assets	$446,727	$467,467

Current liabilities	$19,389	$15,275
Non-current liabilities	39,672	79,399
Total liabilities	$59,061	$94,674

Equity attributable to shareowners of bpJV	$372,633	$359,791
Equity attributable to noncontrolling interest	15,033	13,002
Total equity	$387,666	$372,793
(1)	Includes PTCs recorded as a reduction in cost of sales. For the three and nine months ended September 30, 2025, the PTCs recorded at the JV were $0.7 million and $0.8 million, respectively. For the three and nine months ended September 30, 2026, the PTCs recorded at the JV were $17.2 million and $18.7 million, respectively.

Maas Energy Works, LLC Joint Development

On May 8, 2024, the Company entered into a joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”), granting the Company exclusive right to acquire, fund and participate in the development of certain ADG RNG production projects at dairy farms, subject to its due diligence. Pursuant to the Maas JDA, the Company will provide financing to fund the development, construction, operation and maintenance of approved ADG RNG production projects, and Maas will manage and oversee the development, construction, operations and maintenance of such approved projects. The Company will record all the associated income/loss in earnings until a certain rate of return is achieved and then receive 49% of the income/loss in earnings with Maas receiving 51%. The Company contemplates investing up to $132.0 million of equity capital in production projects in connection with the Maas JDA. RNG produced from projects developed and constructed in connection with the Maas JDA will be available to the Company for sale as vehicle fuel.

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

In the year ended December 31, 2025, the Project LLC issued capital calls totaling $12.0 million, which have been contributed by the Company. In the nine months ended September 30, 2026, the Company contributed $36.0 million pursuant to capital calls issued by the Project LLC. Proceeds of the capital calls are to be used to develop and construct ADG RNG projects.

The loss from the Project LLC’s operations in the three months ended September 30, 2025 and 2026 was $0.2 million and $0.1 million, respectively. The Company recorded an immaterial loss from the Project LLC’s operations in the nine months ended September 30, 2025. The loss from the Project LLC’s operation in the nine months ended September 30, 2026 was $0.9 million. The Company had an investment balance of $49.2 million and $88.9 million as of December 31, 2025 and September 30, 2026, respectively. Summarized financial information of the Maas Projects is as follows (in thousands):

	December 31, 2025	September 30, 2026
Current assets	$6,211	$9,348
Non-current assets	45,250	76,429
Total assets	$51,461	$85,777

Current liabilities	$6,882	$5,153
Non-current liabilities	—	—
Total liabilities	$6,882	$5,153

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

The Company accounts for its interest in SAFE S.p.A. using the equity method of accounting because the Company does not control but has the ability to exercise significant influence over SAFE S.p.A.’s operations. The Company recorded a loss of $0.8 million and $0.3 million in the three months ended September 30, 2025 and 2026, respectively and a loss of $1.5 million and $1.4 million in the nine months ended September 30, 2025 and 2026, respectively. The Company had an investment balance in SAFE S.p.A. of $18.7 million and $16.2 million as of December 31, 2025 and September 30, 2026, respectively. Summarized financial information of SAFE S.p.A. is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenue	$27,071	$17,828	$75,801	$87,193
Gross profit	10,244	5,332	27,716	27,848
Operating income (loss)	2,053	(550)	3,057	820
Net income (loss)	$1,229	$(527)	$1,425	$(508)

	December 31, 2025	September 30, 2026
Current assets	$79,101	$53,326
Non-current assets	58,510	50,308
Total assets	$137,611	$103,634

Current liabilities	$76,063	$51,486
Non-current liabilities	11,950	5,525
Total liabilities	$88,013	$57,011

Noncontrolling interests

The Company recorded a loss attributable to the noncontrolling interest in NG Advantage of $0.2 million and $0.2 million in the three months ended September 30, 2025 and 2026, respectively, and a loss attributable to the noncontrolling interest in NG Advantage of $0.4 million and $0.5 million in the nine months ended September 30, 2025 and 2026, respectively. The carrying value of the noncontrolling interest was $5.6 million and $5.2 million as of December 31, 2025 and September 30, 2026, respectively.

During the three and nine months ended September 30, 2026, the Company recorded $4.0 million of income allocated, and distributed, to the noncontrolling interest in the consolidated South Fork entity.

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

There are also indemnification holdbacks of $0.6 million, which are subject to adjustment. These will be recognized as income only when contingencies are resolved and receipt is probable. No amounts have been received in the three months ended September 30, 2026. An immaterial amount was received in the nine months ended September 30, 2026.

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

As of September 30, 2026, the carrying amount of the investment was $1.5 million, and no adjustments for observable price changes or impairment were recorded during the period. The amount is included in “Investments in other entities” on the consolidated balance sheets.

Note 4—Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash as of December 31, 2025 and September 30, 2026 consisted of the following (in thousands):

	December 31,	September 30,
	2025	2026
Current assets:
Cash and cash equivalents	$155,584	$139,592
Restricted cash - standby letter of credit	2,172	2,224
Total cash, cash equivalents and current portion of restricted cash	$157,756	$141,816

The Company considers all highly liquid investments with maturities of three months or less on the date of acquisition to be cash equivalents, except for U.S. government securities.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Canadian Deposit Insurance Corporation (“CDIC”) limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The amounts in excess of FDIC and CDIC limits were approximately $155.8 million and $140.0 million as of December 31, 2025 and September 30, 2026, respectively.

The Company classifies restricted cash as short-term and a current asset if the cash is expected to be used in operations within a year or to acquire a current asset. Otherwise, the restricted cash is classified as long-term. The Company deposited $2.0 million, in the form of a certificate of deposit, at PlainsCapital Bank as collateral for the standby letter of credit issued to Chevron Products Company, a division of Chevron U.S.A. Inc., in connection with the Company’s Adopt-A-Port program. The $2.2 million certificate of deposit is classified as short-term restricted cash and a current asset and is included in “Cash, cash equivalents and current portion of restricted cash” in the accompanying condensed consolidated balance sheets as of December 31, 2025 and September 30, 2026.

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

The Company reviews available-for-sale debt securities for declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable and evaluates the current expected credit loss. This evaluation is based on a number of factors, including historical experience, market data, issuer-specific factors, economic conditions, and any changes to the credit rating of the security. As of September 30, 2026, the Company has not recorded a credit loss related to available-for-sale debt securities and believes the carrying values of its available-for-sale debt securities are properly recorded.

Short-term investments as of December 31, 2025 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Certificates of deposit	552	—	552
Total short-term investments	$552	$—	$552

Short-term investments as of September 30, 2026 consisted of the following (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Certificates of deposit	563	—	563
Total short-term investments	$563	$—	$563

Note 6—Derivative Instruments and Hedging Activities

The Company has entered into fueling agreements with fleet operators under the Company’s truck financing program. Certain of these fueling agreements contain a pricing feature indexed to diesel, which the Company determined to be an embedded derivative and is recorded at fair value at the time of execution, with the changes in fair value of the embedded derivative recognized in “Product revenue” in the accompanying condensed consolidated statements of operations. These contracts expire on various dates through March 2028.

Embedded derivatives as of December 31, 2025 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$466	$466
Notes receivable and other long-term assets, net	491	491
Total derivative assets	$957	$957

Embedded derivatives as of September 30, 2026 consisted of the following (in thousands):

	Gross Amounts	Net Amount
	Recognized	Presented
Assets:
Fueling agreements:
Prepaid expenses and other current assets	$1,179	$1,179
Notes receivable and other long-term assets, net	461	461
Total derivative assets	$1,640	$1,640

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

The Company estimated the fair value of embedded derivatives in its fueling agreements under the Company’s truck financing program based on the following inputs as of December 31, 2025 and September 30, 2026:

	December 31, 2025		September 30, 2026
Significant Unobservable Inputs	Input Range	Weighted Average	Input Range	Weighted Average
ULSD Gulf Coast Forward Curve	$2.09 - $2.16	$2.12	$ 2.89 - $ 3.02	$2.95
Historical Differential to PADD 3 Diesel	$0.73 - $1.62	$1.15	-	$-
Historical Differential to PADD 5 Diesel	$2.28 - $3.16	$2.59	$ 2.28 - $ 3.53	$2.64

The Company’s ITCs and PTCs are recorded at fair value equal to the price that the Company expects to receive upon sale of the tax credit in an orderly transaction with a third party. The Company estimates the fair value using the expected amount of eligible credits and applies a discount for monetization to the gross value of the tax credit. As these estimates include significant unobservable inputs, the measurements are classified within Level 3 of the fair value hierarchy.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy as of December 31, 2025 or September 30, 2026.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Certificates of deposit(1)	552	—	552	—
Embedded derivatives(2)	957	—	—	957
Investment tax credit	16,564	—	—	16,564

	September 30, 2026	Level 1	Level 2	Level 3
Assets:
Certificates of deposit(1)	563	—	563	—
Embedded derivatives(2)	1,640	—	—	1,640
Production tax credits	7,984	—	—	7,984
(1)	Included in “Short-term investments” in the accompanying condensed consolidated balance sheets. See note 5 for more information.
(2)	Included in “Notes receivable and other long-term assets, net” as of December 31, 2025 and September 30, 2026 in the accompanying condensed consolidated balance sheets. See Note 6 for more information.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis as shown in the tables above that used significant unobservable inputs (Level 3), as well as the change in unrealized gains or losses for the periods included in earnings or other comprehensive income (loss) (in thousands):

	Assets:	Assets:
	Embedded	Convertible
	Derivatives	Promissory Note
Balance as of June 30, 2025	$1,520	$2,809
Settlements, net	—	(2,210)
Total (loss) gain	(319)	3
Additions	—	1,009
Equity method investment loss	—	(1,087)
Balance as of September 30, 2025	$1,201	$524

Balance as of June 30, 2026	$1,326	$—
Settlements, net	—	—
Total (loss) gain	314	—
Additions	—	—
Equity method investment loss	—	—
Balance as of September 30, 2026	$1,640	$—

Change in unrealized (loss) gain for the three months ended September 30, 2025 included in earnings	$(319)	$313
Change in unrealized gain for the three months ended September 30, 2026 included in earnings	$314	$—
Change in unrealized gain for the three months ended September 30, 2025 included in other comprehensive income gain	$—	$3
Change in unrealized gain for the three months ended September 30, 2026 included in other comprehensive income (loss)	$—	$—

	Assets:	Assets:
	Embedded	Convertible
	Derivatives	Promissory Notes
Balance as of December 31, 2024	$2,621	$2,372
Settlements, net	—	(2,210)
Total (loss) gain	(1,420)	111
Additions	—	3,946
Equity method investment loss	—	(3,695)
Balance as of September 30, 2025	$1,201	$524

Balance as of December 31, 2025	$957	$—
Settlements, net	—	—
Total gain	683	—
Additions	—	—
Equity method investment loss	—	—
Balance as of September 30, 2026	$1,640	$—

Change in unrealized gain (loss) for the nine months ended September 30, 2025 included in earnings	$(1,420)	$313
Change in unrealized gain for the nine months ended September 30, 2026 included in earnings	$683	$—
Change in unrealized gain for the nine months ended September 30, 2025 included in other comprehensive income gain	$—	$111
Change in unrealized gain for the nine months ended September 30, 2026 included in other comprehensive income (loss)	$—	$—

Other Financial Assets and Liabilities

The carrying amounts of the Company’s cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of those instruments.

Debt instruments as of December 31, 2025 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$226,621	$208,348
Other debt	158	158
Total debt	$226,779	$208,506

Debt instruments as of September 30, 2026 consisted of the following (in thousands):

	Net Carrying	Estimated
	Amounts	Fair Value
Stonepeak Term Loan	$216,332	$206,364
Other debt	120	120
Total debt	$216,452	$206,484

The fair values of these debt instruments were estimated using a DCF analysis based on imputed interest rates, which are Level 3 inputs. See Note 12 for more information about the Company’s debt instruments.

Note 8—Other Receivables

Other receivables as of December 31, 2025 and September 30, 2026 consisted of the following (in thousands):

	December 31,	September 30,
	2025	2026
Loans to customers to finance vehicle purchases	$88	$50
Production tax credits receivable from RNG suppliers	—	10,182
Accrued customer billings	3,165	5,527
Fuel tax credits	1,026	1,026
Capital lease receivables	1,020	1,202
Other	894	86
Total other receivables	$6,193	$18,073

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

Inventory as of December 31, 2025 and September 30, 2026 consisted of the following (in thousands):

	December 31,	September 30,
	2025	2026
Raw materials and spare parts	$43,906	$41,895
Total inventory	$43,906	$41,895

Note 10—Land, Property and Equipment

Land, property and equipment, net as of December 31, 2025 and September 30, 2026 consisted of the following (in thousands):

	December 31,	September 30,
	2025	2026
Land	$20,536	$16,017
LNG liquefaction plants	96,885	96,916
Station equipment	409,877	420,688
Trailers	71,385	71,569
Other equipment	108,581	72,012
RNG production facility	72,808	72,140
Construction in progress	38,250	29,772
	818,322	779,114
Less accumulated depreciation	(494,282)	(478,813)
Total land, property and equipment, net	$324,040	$300,301

Included in “Land, property and equipment, net” are capitalized software costs of $40.4 million and $10.0 million as of December 31, 2025 and September 30, 2026, respectively. Accumulated amortization of capitalized software costs are $37.6 million and $6.7 million as of December 31, 2025 and September 30, 2026, respectively. During the three and nine months ended September 30, 2026, the Company disposed of certain fully depreciated computer hardware and capitalized software that are no longer in use.

The Company recorded amortization expense related to capitalized software costs of $0.5 million and $0.4 million in the three months ended September 30, 2025 and 2026, respectively, and $1.3 million in the nine months ended September 30, 2025 and 2026.

As of December 31, 2025 and September 30, 2026, $2.1 million and $2.2 million, respectively, are included in “Accounts payable” and “Accrued liabilities” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

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

In connection with the decision to remove the station equipment and site improvements, the Company recognized $55.7 million associated with accelerated depreciation expense and incremental Asset Retirement Obligation charges, which are included in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025.

Note 11—Accrued Liabilities

Accrued liabilities as of December 31, 2025 and September 30, 2026 consisted of the following (in thousands):

	December 31,	September 30,
	2025	2026
Accrued alternative fuels incentives(1)	$32,798	$43,047
Accrued employee benefits	5,100	4,640
Accrued gas and equipment purchases	19,240	20,190
Accrued interest	1,438	1,438
Accrued property and other taxes	6,374	6,049
Accrued salaries and wages	13,767	11,123
Asset retirement obligation (current portion)	746	—
Other(2)	16,643	15,121
Total accrued liabilities	$96,106	$101,608
(1)	Includes amounts for RINs and LCFS Credits payable to third parties.
(2)	No individual item in “Other” exceeds 5% of total current liabilities.

Note 12—Debt

Debt obligations as of December 31, 2025 and September 30, 2026 consisted of the following (in thousands):

	December 31, 2025
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$250,000	$23,379	$226,621
Other debt	158	—	158
Total debt	250,158	23,379	226,779
Less amounts due within one year	(52)	—	(52)
Total long-term debt	$250,106	$23,379	$226,727

	September 30, 2026
		Unamortized Debt	Balance, Net of
	Principal Balance	Financing Costs	Financing Costs
Stonepeak Term Loan	$235,000	$18,668	$216,332
Other debt	120	—	120
Total debt	235,120	18,668	216,452
Less amounts due within one year	(58)	—	(58)
Total long-term debt	$235,062	$18,668	$216,394

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

The Stonepeak Credit Agreement requires the Company and the Borrower to comply with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity test. In addition, the Stonepeak Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company’s, the Borrower’s and their subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Additionally, the Stonepeak Credit Agreement includes a number of events of default contingency clauses, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, and material breaches of material contracts. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loan Facility may become due and payable immediately.

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

In accordance with the terms of the Stonepeak Credit Agreement, the Company elected to pay a portion of its interest in kind (“PIK”) up to a total of $15.0 million, in increments of $5.0 million on each quarter-end of March 31, 2025, June 30, 2025 and September 30, 2025.

On December 3, 2025, the Company voluntarily prepaid $65.0 million of the $315.0 million principal amount outstanding under the Stonepeak Credit Agreement.

On September 25, 2026, the Company prepaid $15.0 million of the $250.0 million principal amount then outstanding under the Stonepeak Credit Agreement. As a result of this partial extinguishment, the Company recorded a loss on extinguishment of approximately $2.6 million consisting of (i) $1.2 million related to unamortized debt discount and debt issuance costs attributable to the repaid principal, and (ii) $1.4 million of prepayment premiums paid to the lender. The $2.6 million loss on extinguishment is included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

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

The following table sets forth the computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2025 and 2026 (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Net loss attributable to Clean Energy Fuels Corp.	$(23,819)	$(5,729)	$(179,026)	$(32,994)

Weighted-average common shares outstanding	219,290,040	220,445,015	221,103,270	220,126,195
Dilutive effect of potential common shares from restricted stock units, stock options and stock warrants	—	—	—	—
Weighted-average common shares outstanding - diluted	219,290,040	220,445,015	221,103,270	220,126,195
Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.81)	$(0.15)

The following potentially dilutive securities have been excluded from the diluted net loss per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Stock options	19,395,453	18,936,667	19,395,453	18,936,667
Stonepeak warrant shares	20,050,618	20,135,085	20,050,618	20,135,085
Restricted stock units	4,361,878	6,478,198	4,361,878	6,478,198
Amazon warrant shares	58,767,714	58,767,714	58,767,714	58,767,714
Total	102,575,663	104,317,664	102,575,663	104,317,664

Note 14—Stock-Based Compensation

The following table summarizes the compensation expense and related income tax benefit related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2026 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Stock-based compensation expense, net of $0 tax in 2025 and 2026	$2,193	$2,359	$6,373	$6,641

As of September 30, 2026, there was $10.7 million of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock-based awards are expected to be expensed over a weighted-average period of approximately 1.8 years. As of September 30, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based stock options were $3.7 million. As of September 30, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance stock units were $1.7 million.

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

The following table summarizes the Amazon Warrant activities for the nine months ended September 30, 2026:

Warrant
Shares
Outstanding and unvested as of December 31, 2025	21,157,323
Granted	—
Vested	(3,526,224)
Outstanding and unvested as of September 30, 2026	17,631,099

3,526,224 shares of the Amazon Warrant vested in the nine months ended September 30, 2026 based on fuel purchases made by Amazon and its affiliates, and the monthly facility use fees. The Company recognized Amazon Warrant Charges of $16.8 million and $51.5 million in the three and nine months ended September 30, 2025. The Company recognized Amazon Warrant Charges of $10.6 million and $30.3 million for the three and nine months ended September 30, 2026, respectively. Of the $10.6 million Amazon Warrant Charge for the three months ended September 30, 2026, $7.1 million related to fuel sales and $3.5 million related to the facility use fee. Of the $30.3 million Amazon Warrant Charge, for the nine months ended September 30, 2026, $21.1 million related to fuel sales and $9.2 million related to the facility use fee.

Note 15—Stockholders’ Equity

Authorized Shares

As of September 30, 2026, the Company is authorized to issue 455,000,000 shares, of which 454,000,000 shares of capital stock are designated common stock and 1,000,000 shares are designated preferred stock.

Share Repurchase Program

On March 12, 2020, the Company’s Board of Directors approved a share repurchase program of up to $30.0 million (exclusive of fees and commissions) of the Company’s outstanding common stock (the “Repurchase Program”). On December 7, 2021, the Company’s Board of Directors approved an increase in the aggregate purchase amount under the Repurchase Program from $30.0 million to $50.0 million (exclusive of fees and commissions). The Repurchase Program does not have an expiration date, and it may be suspended or discontinued at any time. On March 27, 2025, the Company’s Board of Directors determined to resume repurchases of shares of the Company’s common stock pursuant to the Repurchase Program. As of December 31, 2025, the Company has utilized a total of $31.3 million under the Repurchase Program from its inception to repurchase 14,301,158 shares of common stock, and a total of $18.7 million of authorized funds remain available for common stock repurchase under the Repurchase Program. The Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchases under the Repurchase Program may be effected from time to time through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions, applicable securities laws and other relevant factors. Repurchases may also be made under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. There were 4,913,818 shares repurchased during the nine months ended September 30, 2025 for an aggregate purchase price of $7.9 million. There were no shares repurchased during the nine months ended September 30, 2026. Any share repurchases under the Repurchase Program require consent from the Company’s creditor, Stonepeak Partners, to remain in compliance with covenants under the Credit Agreement. See Note 12 for details on the customary representations and warranties, and covenants associated with the Credit Agreement. The Company received consent from its creditor to purchase up to $15 million under the Repurchase Program. Any additional repurchases would require additional consent from the Company’s creditor, Stonepeak Partners.

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

As a result of the issuance and vesting of the Stonepeak Warrant, the Company recognized $42.4 million, representing the fair value of the Stonepeak Warrant, in “Additional paid-in capital” included in “Stockholders’ equity.” This amount was excluded from the condensed consolidated statements of cash flows because it was a non-cash financing activity. In accordance with the terms of the Warrant Agreement, due to issuance of additional shares of common stock under the Company’s equity incentive plans in the nine months ended September 30, 2026, the number of shares of the Company’s common stock that may be purchased pursuant to the Stonepeak Warrant increased by 76,816 shares, consisting of 38,408 shares at an exercise price of $5.50 per share and 38,408 shares at an exercise price of $6.50 per share.

The following table summarizes the Stonepeak Warrant activities for the nine months ended September 30, 2026:

Warrant
Shares
Outstanding and unexercised as of December 31, 2025	20,058,269
Granted	76,816
Exercised	—
Outstanding and unexercised as of September 30, 2026	20,135,085

Note 16—Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company recorded an income tax expense of $0.1 million in the three months ended September 30, 2025 and 2026. The Company recorded an income tax benefit of $2.8 million and income tax expense of $0.2 million in the nine months ended September 30, 2025 and 2026, respectively. Income tax benefit and/or expense in each period is related to the Company’s U.S. and foreign operations.

The Company’s effective tax rate for the nine months ended September 30, 2026 was different from the federal statutory rate primarily due to losses for which no tax benefit has been recognized. There was no discrete tax item that impacted the effective tax rate for the period. The Company’s effective tax rate for the nine months ended September 30, 2025 was impacted disproportionately by goodwill impairment of $64.3 million in the first quarter of 2025, which resulted in a discrete tax benefit of $2.9 million.

The Company increased its unrecognized tax benefits in the three months ended September 30, 2026 by $1.2 million. This increase is primarily attributable to the deductions attributed to the unvested Amazon Warrant during the three months ended September 30, 2026. The net interest incurred was immaterial for the three months ended September 30, 2025 and 2026.

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

On September 8, 2026, the IRS issued Notice 2026-53, providing guidance on emissions rates used to calculate the Section 45Z clean fuel production credit. For qualifying transportation fuel derived from dairy manure, the guidance implements the statutory exception permitting negative emissions rates and establishes a methodology reflecting farm-specific historical manure-management practices. The negative emissions rates are expected to increase the 45Z credits that can be claimed by RNG project entities in which the Company has an interest for the years from 2026 to 2029.

Refer to Note 1 for details of the ITC and PTC sales and activity during the three and nine months ended September 30, 2025 and 2026.

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

Long-Term Take-or-Pay Natural Gas Purchase Contracts

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. As of December 31, 2025, the fixed commitments under these contracts totaled approximately $8.7 million for the year ending December 31, 2026. The Company entered into additional fixed commitment contracts during the three and nine months ended September 30, 2026. The fixed commitments under these additional contracts totaled $2.8 million, through December 2027.

Tax Credits Guaranty

In connection with the September 2026 sale of the ITC by the South Fork project, and the PTCs by the South Fork project, the TotalEnergies JV, and the bpJV, the Company provided guaranties in favor of the purchaser and agreed to indemnify the purchaser for losses or recaptures of the ITC or PTCs during the applicable compliance periods. There have been no credit recaptures as of September 30, 2026 and the Company believes that the likelihood of a required payment under the indemnifications is remote.

Further, the ITC sold is subject to recapture through the fifth (5th) anniversary of the date the facility was placed in service, through October 2030 for which the Company has obtained a tax credit insurance policy.

Note 18—Leases

Facility Use Fee (Lease Income)

During the nine months ended September 30, 2026, the Company entered into an arrangement with a customer that provides the customer with exclusive use of designated portions of Company-operated fueling station facilities, on land leased by the Company (“Dedicated Stations”). The arrangement with the customer was determined to contain a lease under ASC 842 and is accounted for as an operating lease. The Company has elected the lessor practical expedient under ASC 842 to not separate nonlease components from the associated lease component. Under this election, the monthly Facility Use Fees, comprising the right to use the Dedicated Station infrastructure (lease component) and the related station operation and maintenance services (nonlease component) are accounted for together as a single operating lease component under ASC 842, as the lease component is the predominant element of the combined component.

The Company receives a fixed monthly facility use fee per station in consideration for making the Dedicated Stations available to the customer. Operating lease income from facility use fees is recognized on a straight-line basis over the lease term.

Total operating lease income recognized for the three and nine months ended September 30, 2026 was $3.7 million and $9.9 million, respectively, and related contra-revenue charges for the three and nine months ended September 30, 2026 were $3.5 million and $9.2 million, respectively (refer to Note 14 – Stock-Based Compensation).

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

During both the three months ended September 30, 2025 and 2026, the Company recognized $0.1 million in “Interest income” on its lease receivables. During both the nine months ended September 30, 2025 and 2026, the Company recognized $0.3 million in “Interest income” on its lease receivables.

The following schedule represents the Company’s maturities of lease receivables as of September 30, 2026 (in thousands):

Fiscal Year:
Remainder of 2026	$355
2027	1,474
2028	758
2029	587
2030	242
Thereafter	—
Total minimum lease payments	3,416
Less amount representing interest	(516)
Present value of lease receivables	$2,900

Note 19—Related Party Transactions

TotalEnergies S.E.

In the three and nine months ended September 30, 2025 and 2026, no revenue from TotalEnergies was recognized. Outstanding receivables due from TotalEnergies were immaterial as of December 31, 2025 and September 30, 2026.

In the three and nine months ended September 30, 2025, the Company paid TotalEnergies $0.3 million and $0.7 million, respectively, for expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2026, the Company paid TotalEnergies $0.3 million and $0.8 million, respectively, for expenses incurred in the ordinary course of business. Outstanding payables due to TotalEnergies were immaterial as of December 31, 2025 and September 30, 2026.

SAFE S.p.A.

Cash receipts from SAFE S.p.A. were immaterial in the three and nine months ended September 30, 2025 and 2026. Outstanding receivables due from SAFE S.p.A. were immaterial as of December 31, 2025 and September 30, 2026.

In the three and nine months ended September 30, 2025, the Company paid SAFE S.p.A. $1.3 million and $2.1 million, respectively, for parts and equipment in the ordinary course of business. In the three and nine months ended September 30, 2026, the Company paid SAFE S.p.A. $0.7 million and $3.5 million, respectively, for parts and equipment in the ordinary course of business. As of December 31, 2025 and September 30, 2026, the Company had payables due to SAFE S.p.A. of $0.5 million and $0.5 million, respectively.

TotalEnergies Joint Venture(s) and bpJV

Pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV, the Company manages day-to-day operations of RNG projects in the joint ventures in exchange for an O&M fee and management fee. In the three and nine months ended September 30, 2025, the Company recognized total management fee and O&M revenue of $0.9 million and $2.5 million, respectively. In the three and nine months ended September 30, 2026, the Company recognized total management fee and O&M revenue of $1.0 million and $3.1 million, respectively. As of December 31, 2025 and September 30, 2026, the Company had management and O&M fee receivables due from the joint ventures with TotalEnergies and bp of $1.7 million and $2.7 million, respectively.

In the three and nine months ended September 30, 2025, the Company paid $0.1 million on behalf of the joint ventures for expenses incurred in the ordinary course of business, respectively. In the three and nine months ended September 30, 2026, the Company paid $0.3 million and $1.2 million on behalf of the joint ventures for expenses incurred in the ordinary course of business, respectively. As of December 31, 2025 and September 30, 2026, outstanding receivables due from the joint ventures with TotalEnergies and bp were $0.3 million and $0.6 million, respectively, representing outstanding unreimbursed expenses that the Company paid on behalf of the joint ventures.

In the three and nine months ended September 30, 2025, the Company received $1.0 million and $2.6 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2026, the Company received $3.5 million and $4.0 million, respectively, from the joint ventures with TotalEnergies and bp for management and O&M fees and reimbursement of expenses incurred in the ordinary course of business. In the three and nine months ended September 30, 2025, the Company paid $0.9 million and $2.8 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. In the three and nine months ended September 30, 2026, the Company paid $1.2 million and $3.0 million, respectively, to the joint ventures with TotalEnergies and bp, relating to environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture and bpJV. As of December 31, 2025 and September 30, 2026, the Company had payables due to the joint ventures with TotalEnergies and bp of $0.4 million and $0.9 million, respectively, relating to sharing of environmental credits pursuant to the contractual agreements of the TotalEnergies joint venture(s) and bpJV.

On June 30, 2025, the Company entered into a Guaranty Agreement in favor of the buyer of ITC credits sold by the bpJV on June 30, 2025. Pursuant to the Guaranty Agreement, the maximum potential future exposure to the Company is $38.3 million in the event of a tax credit loss incurred by the buyer. The Guaranty Agreement is expected to end in January 2030. The Company received a fee of $0.7 million in the nine months ended September 30, 2025 from the bpJV in connection with Guaranty Agreement.

Rimere

In the three and nine months ended September 30, 2025, the Company provided $0.7 million and $3.1 million, respectively, to Rimere in connection with its loan commitments.

In the three and nine months ended September 30, 2025, the Company recognized management fee revenue from Rimere of $0.2 million and $0.5 million, respectively.

In December 2025, the loan commitments were terminated in connection with the transfer of ownership of the Company’s equity method investment. As such there were no related party transactions with Rimere in the nine months ended September 30, 2026. There were no balances with Rimere on December 31, 2025 or September 30, 2026.

Board Member Consulting Agreement

During the three and nine months ended September 30, 2026, the Company paid $0.3 million and $0.5 million of consulting fees to a non-employee Board Member, respectively. As of September 30, 2026, there were no outstanding amounts payable for the consulting services.

Note 20—Reportable Segments and Geographic Information

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

The following table presents selected financial information with respect to the Company’s single reportable segment for the three and nine months ended September 30, 2025 and 2026. As the Company’s single reportable segment represents the consolidated entity, amounts are traceable to the Company’s condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenue:
Total revenue(1)	$106,137	$112,179	$312,514	$336,094
Cost of Sales (excluding depreciation)(2):
Commodity product cost of sales	33,659	37,613	105,254	107,387
Other product cost of sales	35,570	21,176	97,014	89,511
Product cost of sales	69,229	58,789	202,268	196,898
Service cost of sales	9,592	12,155	26,986	35,164

Operating expenses:
Selling, general and administrative, excluding stock compensation	24,077	27,347	74,814	72,201
Stock compensation	2,193	2,359	6,373	6,641
Selling, general and administrative	26,270	29,706	81,187	78,842
Depreciation and amortization	14,682	10,562	86,911	32,246
Impairment of goodwill	—	—	64,328	—
Interest(3)	(4,906)	(6,502)	(14,182)	(14,709)
Other income, net	2,138	(98)	2,219	541
Loss from equity method investments	(7,524)	3,782	(21,098)	(8,043)
Loss before income taxes	(23,928)	(1,851)	(182,227)	(29,267)
Income tax (expense) benefit	(75)	(77)	2,785	(223)
Net loss	(24,003)	(1,928)	(179,442)	(29,490)
Loss attributable to noncontrolling interest	184	(3,801)	416	(3,504)
Net loss attributable to Clean Energy Fuels Corp.	$(23,819)	$(5,729)	$(179,026)	$(32,994)
(1)	The CODM is provided revenue information disaggregated by product and service type in exactly the same manner as provided in Note 2 - Revenue from Contracts with Customers, Disaggregation of Revenue.

(2)	Costs of sales provided to the CODM are displayed here. Commodity cost of sales represents costs associated with natural gas and its transportation, and is included in the product cost of sales financial statement caption on the condensed consolidated statements of operations. Total product cost of sales and service cost of sales reconcile to the amounts under the corresponding caption in the condensed consolidated statements of operations.

(3)	Interest is computed as the net of interest income and interest expense. Refer to the condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Interest expense	$(7,782)	$(7,920)	$(23,045)	$(19,126)
Interest income	2,876	1,418	8,863	4,417
	$(4,906)	$(6,502)	$(14,182)	$(14,709)

The Company's revenue and long-lived tangible assets, including the Company's operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenue:
United States	$104,586	$110,369	$308,669	$329,574
Canada	1,551	1,810	3,845	6,520
Total revenue	$106,137	$112,179	$312,514	$336,094

	Year Ended	Nine Months Ended
	December 31,	September 30,
	2025	2026
Long-lived assets:
United States	$582,414	$586,787
Canada	13,847	16,673
Total long-lived assets	$596,261	$603,460

Note 21—Revenue Concentration

During the three and nine months ended September 30, 2025, one customer accounted for 10% of the Company’s total revenue in each period. During the three and nine months ended September 30, 2026, there were no customers that accounted for more than 10% of the Company’s total revenue.

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

As a clean energy solutions provider, we supply RNG (sourced from third party sources and from our anaerobic digester gas (“ADG”) RNG joint venture projects with TotalEnergies S.E. and BP Products North America, Inc. (“bp”) (see Note 3 - Investments in Other Entities and Noncontrolling Interest in a Subsidiary in Part I, Item 1 of this report) and conventional natural gas (sourced from third party suppliers), in the form of CNG and LNG, for medium and heavy-duty vehicles; design and build, as well as operate and maintain (“O&M”), public and private vehicle fueling stations in the United States (“U.S.”) and Canada; develop and own dairy ADG RNG production facilities; sell and service compressors and other equipment used in RNG production and at fueling stations; transport and sell RNG and conventional natural gas via “virtual” natural gas pipelines and interconnects; sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we generate by selling RNG as a vehicle fuel, including Renewable Identification Numbers (“RIN Credits” or “RINs”) under the federal Renewable Fuel Standard Phase 2 and credits under the California, Oregon,  New Mexico and Washington Low Carbon Fuel Standards (collectively, “LCFS Credits”), and Section 45Z clean fuel production credits (“PTC”); and obtain federal, state and local tax credits, grants and incentives.

At present, we see the best use of RNG as a replacement for fossil-based fuel in the transportation sector. We believe the most attractive market for RNG is U.S. heavy-duty Class 8 trucking and, based on information from the American Trucking Association and our own internal estimates, we believe there are approximately 4.1 million Class 8 heavy-duty trucks operating in the U.S. that use over 40 billion gallons of fuel per year. As of September 30, 2026, we deliver RNG to the transportation market through over 570 fueling stations we own, operate or supply in 43 states and the District of Columbia in the U.S., including over 200 stations in California. We also own, operate, or supply 30 fueling stations in Canada as of September 30, 2026.

Critically, to generate the valuable Environmental Credits, RNG must be placed in vehicle fuel tanks. We believe our stations and customer relationships allow us to deliver substantially more RNG to vehicle operators than any other participant in the market – we calculate that we have access to more fueling stations and vehicle fleets than all our competitors combined. As of September 30, 2026, we served over 900 fleet customers operating over 50,000 vehicles on our fuels.

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

Impact of Tariffs, Inflation, and Interest Rates

We continue to monitor changes in the U.S. Government’s trade policy, including the tariffs announced by the U.S. Government in the current year. Trade restrictions and increases in tariffs did not have a significant effect on our business, financial condition, results of operations, or liquidity during the third quarter of 2026. The Company does not directly import products from regions subject to significant tariff increases, however we do not know whether, or the extent to which tariffs may impact our customers, which include fleet owners and operators across all heavy-duty trucking sectors. In addition, tariffs may increase the risk of elevated inflation, which may increase our input costs. The nature of such trade restrictions and tariffs remains unclear.

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

As of September 30, 2026, the majority of our debt outstanding represents a long-term loan bearing a fixed rate of interest. Changes in market interest rates do not affect the interest expense incurred from this outstanding long-term debt instrument. However, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities.

Performance Overview

This performance overview discusses matters on which our management focuses in evaluating our financial condition and our operating results.

Sources of Revenue

The following table presents our sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue (in millions)	2025	2026	2025	2026
Product revenue(1):
Volume-related(2)
Fuel sales(3)	$69.9	$74.0	$214.0	$214.7
Change in fair value of derivative instruments(4)	(0.3)	0.3	(1.4)	0.7
RIN Credits(5)	8.3	11.2	22.7	31.6
LCFS Credits(6)	3.1	4.8	9.7	13.1
Total volume-related product revenue	81.0	90.4	245.0	260.1
Station construction sales	9.9	6.2	23.3	30.5
Total product revenue	90.9	96.6	268.3	290.6
Service revenue (3)(7):
O&M services(8)	14.6	15.1	42.2	44.1
Other services	0.6	0.5	2.0	1.4
Total service revenue	15.2	15.6	44.2	45.5
Total revenue	$106.1	$112.2	$312.5	$336.1
(1)	A discussion of product revenue is included below under “Results of Operations.”
(2)	Our volume-related product revenue primarily consists of sales of RNG and conventional natural gas, in the form of CNG and LNG, and sales of RINs and LCFS Credits in addition to changes in fair value of our derivative instruments. More information about our GGEs of fuel sold in the periods is included below under “Key Operating Data,” and more information about our derivative instruments, which consist of commodity swap and customer fueling contracts, is included in Note 6 – Derivative Instruments and Hedging Activities.
(3)	Includes $16.8 million and $51.5 million of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant for the three and nine months ended September 30, 2025, respectively. Includes $10.6 million, with $7.1 million related to fuel sales and $3.5 million related to facility use fee, and $30.3 million, with $21.1 million related to fuel sales and $9.2 million related to facility use fee - of non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14) for the three and nine months ended September 30, 2026, respectively.
(4)	The change in fair value of unsettled derivative instruments is related to the Company’s customer fueling contracts. The amounts are classified as revenue because these contracts are used to economically offset the risk associated with the diesel-to-natural gas price spread resulting from customer fueling contracts under the Company’s truck financing program.
(5)	RIN Credits includes $1.4 million and $3.5 million for the three and nine months ended September 30, 2026, related to the Company’s consolidated RNG project.
(6)	LCFS Credits includes $0.7 million and $1.5 million for the three and nine months ended September 30, 2026, related to the Company’s consolidated RNG project.
(7)	O&M services revenue includes revenues earned from providing operating and maintenance services on natural gas fueling stations owned by our customers for fixed fees or per gallon fees based on the volume of fuel dispensed at the customer station. If we provide the fuel in addition to the O&M services, we include the revenues associated with providing the fuel in volume-related product revenue.
(8)	This amount includes $3.7 million and $9.9 million of facility use fees for the three months and nine months ended September 30, 2026, and which were determined to be lease income under ASC 842 (refer to Note 18 – Leases).

Key Operating Data

In evaluating our operating performance, we focus primarily on: (1) the amount of total fuel volume we sell to our customers with particular focus on RNG volume as a subset of total fuel volume, (2) our station construction cost of sales, and (3) net income (loss) attributable to us. The following tables present our key operating data for the years ended December 31, 2023, 2024 and 2025 and for the three and nine months ended September 30, 2025, and 2026.

	Year Ended			Three Months Ended		Nine Months Ended
Fuel volume, GGEs(1) sold (in millions),	December 31,			September 30,		September 30,
correlating to total volume-related product revenue	2023	2024	2025	2025	2026	2025	2026
RNG(5)	225.7	236.7	237.4	61.3	66.8	173.2	197.4
Conventional natural gas	62.5	60.8	62.7	15.3	18.3	46.3	54.2
Total fuel volume	288.2	297.5	300.1	76.6	85.1	219.5	251.6

	Year Ended			Three Months Ended		Nine Months Ended
	December 31,			September 30,		September 30,
Other operating data (in millions)	2023	2024	2025	2025	2026	2025	2026
Station construction cost of sales	$24.4	$24.4	$28.8	$8.7	$5.4	$19.8	$26.4
Net loss attributable to Clean Energy Fuels Corp. (2) (3) (4)	$(99.5)	$(83.1)	$(222.0)	$(23.8)	$(5.7)	$(179.0)	$(33.0)
(1)	GGEs are calculated based on the conversion rate of one MMBTU equaling eight GGEs.
(2)	Includes $20.9 million, $23.8 million and $0.2 million of the federal alternative fuel tax credit (“AFTC”) revenue for the years ended December 31, 2023, 2024 and 2025, respectively, and none for the three and nine months ended September 30, 2025, 2026 as AFTC expired on December 31, 2024.
(3)	Includes $60.6 million, $60.8 million and $66.1 million of non-cash stock-based sales incentive contra-revenue charges relating to the Amazon Warrant for the years ended December 31, 2023, 2024 and 2025, respectively, and $16.8 million and $51.5 million for the three and nine months ended September 30, 2025, respectively, and $10.6 million and $30.3 million for the three and nine months ended September 30, 2026, respectively.
(4)	Includes an unrealized gain (loss) from the change in fair value of customer fueling contracts of $(0.2) million, $(0.1) million and $(1.7) million for the years ended December 31, 2023, 2024 and 2025, and $(0.3) million and $0.3 million for the three months ended September 30, 2025 and 2026, respectively, and $(1.4) million and $0.7 million for the nine months ended September 30, 2025 and 2026, respectively. See Note 6 – Derivative Instruments and Hedging Activities in Part I, Item 1 of this report for more information regarding the commodity swap and customer contracts.
(5)	We predominantly source RNG from third parties. The TotalEnergies JV project began supplying us RNG in 2023, and five of the six projects owned by the 50-50 joint venture between us and bp (the “bpJV”) began supplying us RNG in 2024. The amount of RNG supplied by our joint venture and consolidated projects was less than 1.5% of RNG fuel volume sold in 2023, 2024, 2025 and in the three and nine months ended September 30, 2025. The amount of RNG supplied by our joint venture projects was 1.9% and 2.8% of RNG fuel volume sold in the three and nine months ended September 30, 2026.

The following table summarizes the production volumes from our RNG project portfolio for the three and nine months ended September 30, 2025, and 2026

	Year Ended			Three Months Ended		Nine Months Ended
Production volume, GGEs (in millions)	December 31,			September 30,		September 30,
	2023	2024	2025	2025	2026	2025	2026
TotalEnergies JV
Number of projects	1	1	1	1	1	1	1
Production volume	0.4	0.8	0.8	0.2	0.2	0.6	0.6
bpJV
Number of projects	-	5	5	5	6	5	6
Production volume	-	1.0	1.5	0.3	1.4	1.0	3.4
Maas JDA
Number of projects	-	-	-	-	-	-	-
Production volume	-	-	-	-	-	-	-
South Fork
Number of projects	-	-	1	-	1	-	1
Production volume	-	-	0.4	-	0.6	-	1.3

The TotalEnergies JV project was placed into operation during 2023 and is expected to produce up to 0.8 million GGEs of RNG annually.

Five of six projects under the bpJV were in operation during 2025. The six projects under the bp JV are estimated to produce up to 8.2 million GGEs of RNG annually. Our estimated production may not reflect actual production from the projects, which depends on many variables including, but not limited to: (i) quantity and quality of the manure; (ii) operational up-time of the facility; and (iii) actual productivity of the facility.

The RNG Projects under the Company’s joint development agreement (the “Maas JDA”) with Maas Energy Works, LLC (“Maas”) are currently under construction.

2026 Key Developments

Management Transition and Strategic Developments. Effective April 2026, the Company appointed Clay Corbus as President and Chief Executive Officer, and in June, 2026 the Company appointed Bart Frabotta as Chief Operating Officer. On October 6, 2026, the Company appointed JJ Armstrong as Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, succeeding Robert M. Vreeland. Mr. Armstrong previously served as the Company’s Vice President and Corporate Controller. On October 14, 2026, the Company appointed Sean Wine to the role of Chief Revenue Officer (CRO), who previously served as the Company’s Vice President, Renewables and Distribution.

This new management team is in the process of evaluating the Company’s operations that could result in charges by the end of 2026, the amounts of which are not reasonably able to be estimated at this time.

East Valley ADG RNG Project. In the first quarter of 2026, we announced that the East Valley RNG facility in Jerome, Idaho had begun producing and injecting negative carbon-intensity RNG into the interstate pipeline for use as transportation fuel. The facility includes six anaerobic digesters. In addition, the RNG produced by the project has received full approval from the U.S. Environmental Protection Agency to begin generating Renewable Identification Numbers under the Renewable Fuel Standard program and from the California Air Resources Board to generate California Low Carbon Fuel Standard credits. The project is financed through the bpJV.

Tax Credit Monetization. In September 2026, the Company’s consolidated RNG project, completed the sale of $26.0 million of ITCs and $0.8 million of 2025 Section 45Z PTCs for gross consideration of $24.3 million. The bpJV and TotalEnergies JV also sold an aggregate of $4.0 million of 2025 Section 45Z PTCs in the same transaction for gross consideration of $3.6 million.

Production Tax Credit (“PTC”) (Section 45Z). During the three and nine months ended September 30, 2026, the Company recognized $12.7 million and $13.6 million, respectively, of Section 45Z PTC as a reduction of product cost of sales. The PTC was generated by the Company’s consolidated RNG project and from amounts realized by RNG suppliers. Another $9.2 million of PTC was reported as part of income (loss) from equity method investments. The Company’s ultimate benefit from Section 45Z will continue to depend on qualifying production volumes, credit eligibility, emissions rates, prevailing market conditions and future implementation guidance.

Ash Grove Dairy Farm Bankruptcy. On June 11, 2025, Ash Grove Dairy LLP (“AGD”) filed for voluntary Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Minnesota (“the bankruptcy court”). The bpJV owns and operates an anaerobic digester facility producing RNG at the Ash Grove Dairy farm in Lake Benton, MN. The project is owned and operated through a subsidiary, Ash Grove Renewable Energy, LLC (“ProjectCo”) of the bpJV. On February 12, 2026, the bankruptcy court granted AGD’s motion to assume and perform under the ProjectCo contracts on amended terms. The bankruptcy court approved AGD’s Third Amended Disclosure Statement by order entered October 26, 2026. The proposed plan remains unconfirmed, with a confirmation hearing scheduled for December 10, 2026. The U.S. Trustee’s motion to dismiss has been resolved.

Business Risks and Uncertainties and Other Trends

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in Part II, Item 1A of this report. In addition, our performance in any period may be affected by various trends in our business and our industry, including certain seasonality trends. See the description of the key trends in our past performance and anticipated future trends included in the MD&A contained in our 2025 Form 10-K. Except as set forth below and in “Impact of Tariffs, Inflation, and Interest Rates” above, there have been no material changes to such trends as described in the MD&A contained in our 2025 Form 10-K.

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

Market prices for RINs and LCFS Credits can be volatile and unpredictable, and the prices for such credits can be subject to significant fluctuations. The value of RINs and LCFS Credits (derived from market prices) can materially affect our revenue. Prices have historically fluctuated significantly and will likely continue to be volatile. During the first three quarters of 2026, RIN prices have been about 6% higher than the prices seen in the first three quarters of 2025.

Debt Compliance

Certain of the agreements governing our outstanding debt, which are discussed in Note 12 – Debt in Part I, Item 1 of this report, have financial and non-financial covenants with which we must comply. As of September 30, 2026, we were in compliance with all of these covenants.

Risk Management Activities

Our risk management activities are discussed in the MD&A contained in our 2025 Form 10-K. During the nine months ended September 30, 2026, there were no material changes to these activities.

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

Our critical accounting policies and the related judgments and estimates are discussed in the MD&A contained in our 2025 Form 10-K. There have been no material changes during the nine months ended September 30, 2026 to our critical accounting policies as described in the MD&A contained in our 2025 Form 10-K.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,
	2025	2026
Statements of Operations Data:
Revenue:
Product revenue	85.6%	86.1%
Service revenue	14.4	13.9
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	65.2	52.4
Service cost of sales	9.0	10.8
Selling, general and administrative	24.8	26.5
Depreciation and amortization	13.8	9.4
Total operating expenses	112.8	99.1
Operating income (loss)	(12.8)	0.9
Interest expense	(7.3)	(7.1)
Interest income	2.7	1.3
Other income (expense), net	2.0	(0.1)
Income (loss) from equity method investments	(7.1)	3.4
Loss before income taxes	(22.5)	(1.7)
Income tax (expense) benefit	(0.1)	(0.1)
Net loss	(22.6)	(1.7)
Net (income) loss attributable to noncontrolling interests	0.2	(3.4)
Net loss attributable to Clean Energy Fuels Corp.	(22.4)%	(5.1)%

Product revenue. Product revenue for the three months ended September 30, 2026 increased by $5.7 million to $96.6 million, representing 86.1% of total revenue, compared to $90.9 million, representing 85.6% of total revenue, for the three months ended September 30, 2025. The increase was primarily due to (1) an increase of $4.2 million in fuel sales, due to increased volumes of vehicles fueling  and a decrease of $9.7 million in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14 – Stock-Based Compensation) partially offset by lower pricing, (2) an increase in RIN revenue of $2.9 million primarily due to incremental RIN revenue generated by the

Company’s consolidated RNG project (upstream) business, higher price, and higher volume (3) an increase in LCFS revenue of $1.7 million primarily due to a higher price and incremental LCFS revenue generated by the Company’s consolidated RNG project (upstream business), (4) a decrease in station construction sales of $3.6 million due to less construction activities, and (5) a change in fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized gain of $0.3 million in the third quarter of 2026 compared to an unrealized loss of $0.3 million in the same period in 2025.

Service revenue. Service revenue for the three months ended September 30, 2026 increased by $0.3 million to $15.6 million, representing 13.9% of total revenue, compared to $15.2 million, representing 14.4% of total revenue, for the three months ended September 30, 2025. The increase was primarily due to higher volumes serviced, partially offset by a $3.5 million increase in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant.

Product cost of sales. Product cost of sales for the three months ended September 30, 2026 decreased by $10.4 million to $58.8 million, representing 52.4% of total revenue, from $69.2 million, representing 65.2% of total revenue, in the three months ended September 30, 2025. The decrease was primarily due to $12.7 million in PTCs from the Company’s consolidated RNG project (upstream) business and from our share realized by our RNG suppliers and a decrease in station construction costs partially offset by increased volumes of vehicles fueling.

Service cost of sales. Service cost of sales for the three months ended September 30, 2026 increased by $2.6 million to $12.2 million, representing 10.8% of total revenue, compared with $9.6 million or 9.0% of total revenue in the three months ended September 30, 2025. The increase was primarily due to the higher volumes serviced.

Selling, general and administrative. Selling, general and administrative expenses increased by $3.4 million to $29.7 million in the three months ended September 30, 2026, from $26.3 million in the three months ended September 30, 2025. The increase was primarily driven by an increase in general business expenses.

Depreciation and amortization. Depreciation and amortization decreased by $4.1 million to $10.6 million in the three months ended September 30, 2026, from $14.7 million in the three months ended September 30, 2025. The decrease was primarily due to accelerated depreciation recognized in the prior-year period related to the removal of Pilot fueling station equipment.

Interest expense. Interest expense increased by $0.1 million to $7.9 million in the three months ended September 30, 2026, from $7.8 million in the three months ended September 30, 2025. The increase primarily reflects the $2.6 million loss on partial extinguishment associated with the $15.0 million partial repayment of the Stonepeak term loan in September 2026, partially offset by lower cash interest and debt discount amortization resulting from the $65.0 million repayment in December 2025 and the September 2026 repayment.

Interest income. Interest income decreased by $1.5 million to $1.4 million in the three months ended September 30, 2026, from $2.9 million in the three months ended September 30, 2025, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balances of the Company’s short-term investments.

Income (Loss) from equity method investments. Income from equity method investments increased by $11.3 million to $3.8 million in the three months ended September 30, 2026, from the loss of $7.5 million in the three months ended September 30, 2025, due to the operating results of SAFE S.p.A. and our joint ventures with TotalEnergies and bp. The amount includes $9.2 million of PTC that was reported as part of income from equity method investments.

Income tax (expense) benefit. Income tax expense was $0.1 million for both the three months ended September 30, 2026 and 2025. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill in the prior year, and the Company’s expected state tax expense.

Net (income) loss attributable to noncontrolling interests. During the three months ended September 30, 2026, net income attributable to noncontrolling interests was $3.8 million, compared with net loss attributable to noncontrolling interests of $0.2 million in the comparable 2025 period. The 2026 amount primarily reflects $4.0 million of income allocated, and distributed, to the noncontrolling interest in the consolidated South Fork entity, partially offset by a $0.2 million loss allocated to the noncontrolling interest in NG Advantage.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,
	2025	2026
Statements of Operations Data:
Revenue:
Product revenue	85.9%	86.5%
Service revenue	14.1	13.5
Total revenue	100.0	100.0
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Product cost of sales	64.7	58.6
Service cost of sales	8.6	10.5
Selling, general and administrative	26.0	23.5
Depreciation and amortization	27.8	9.6
Impairment of goodwill	20.6	—
Total operating expenses	147.7	102.1
Operating income (loss)	(47.7)	(2.1)
Interest expense	(7.4)	(5.7)
Interest income	2.8	1.3
Other income (expense), net	0.7	0.2
Income (loss) from equity method investments	(6.8)	(2.4)
Loss before income taxes	(58.4)	(8.7)
Income tax (expense) benefit	0.9	(0.1)
Net loss	(57.5)	(8.8)
Net (income) loss attributable to noncontrolling interests	0.1	(1.0)
Net loss attributable to Clean Energy Fuels Corp.	(57.4)%	(9.8)%

Product revenue. Product revenue for the nine months ended September 30, 2026 increased by $22.3 million to $290.6 million, representing 86.5% of total revenue, compared to $268.3 million, representing 85.9% of total revenue, for the nine months ended September 30, 2025. The increase was primarily due to (1) an increase of $0.7 million in fuel sales from the prior-year period, due to increased volumes of vehicles fueling and a decrease of $30.5 million in non-cash stock-based sales incentive contra-revenue charges related to the Amazon Warrant (as defined in Note 14), partially offset by lower pricing; (2) an increase in RIN revenue of $8.8 million, primarily due to higher volume, pricing, and incremental RIN revenue generated by the Company’s consolidated RNG project (upstream) business; (3) an increase in LCFS revenue of $3.5 million primarily due to a higher price, and incremental LCFS revenue generated by the Company’s consolidated RNG project (upstream) business, (4) an increase in construction sales of $7.2 million due to increased construction activities; and (5) a change in the fair value of our commodity swap and customer contracts entered into in connection with our truck financing program, as we recognized an unrealized gain of $0.7 million for the nine months ended September 30, 2026, compared to an unrealized loss of $1.4 million for the same period in 2025.

Service revenue. Service revenue for the nine months ended September 30, 2026 increased $1.3 million to $45.5 million, representing 13.5% of total revenue, compared to $44.2 million, representing 14.1% of total revenue, for the nine months ended September 30, 2025. The increase was primarily due to higher volumes serviced partially offset by $9.2 million in non-cash stock-based incentive contra-revenue charges related to the Amazon Warrant.

Product cost of sales. Product cost of sales for the nine months ended September 30, 2026 decreased by $5.4 million to $196.9 million, representing 58.6% of total revenue, from $202.3 million, representing 64.7% of total revenue, in the nine months ended September 30, 2025. The decrease was primarily due to $13.6 million in PTCs from the

Company’s consolidated RNG project (upstream) business and from our share realized by our RNG suppliers  partially offset by increased volumes of vehicle fueling at our stations and increase in station construction costs.

Service cost of sales. Service cost of sales for the nine months ended September 30, 2026 increased by $8.2 million to $35.2 million, representing 10.5% of total revenue, compared with $27.0 million or 8.6% of total revenue in the nine months ended September 30, 2025. The increase was primarily due to the higher volumes serviced.

Selling, general and administrative. Selling, general and administrative expenses decreased by $2.3 million to $78.8 million in the nine months ended September 30, 2026, from $81.2 million in the nine months ended September 30, 2025. The decrease was primarily driven by a decrease in general business expenses.

Depreciation and amortization. Depreciation and amortization decreased by $54.7 million to $32.2 million in the nine months ended September 30, 2026, from $86.9 million in the nine months ended September 30, 2025. The decrease was primarily due to the accelerated depreciation expense relating to the change in depreciable life of the Pilot station assets in the prior period.

Impairment of goodwill. Impairment of goodwill decreased by $64.3 million in the nine months ended September 30, 2026, from $64.3 million in the nine months ended September 30, 2025. This represents the goodwill impairment loss for the Company’s single reporting unit, which was recognized in the first quarter of 2025 in the amount of $64.3 million and comprised the total amount of goodwill of the Company, before giving effect to the impairment.

Interest expense. Interest expense decreased by $3.9 million to $19.1 million in the nine months ended September 30, 2026, from $23.0 million in the nine months ended September 30, 2025. The decrease primarily reflects lower cash interest and debt discount amortization following the $65.0 million repayment in December 2025, partially offset by the $2.6 million loss on partial extinguishment associated with the $15.0 million partial repayment of the Stonepeak term loan in September 2026.

Interest income. Interest income decreased by $4.4 million to $4.4 million in the nine months ended September 30, 2026, from $8.9 million in the nine months ended September 30, 2025, primarily due to lower average interest rates of the Company’s short-term investments and loan receivables, and lower balances of the Company’s short-term investments.

Income (Loss) from equity method investments. Loss from equity method investments decreased by $13.1 million to $8.0 million in the nine months ended September 30, 2026, from $21.1 million in the nine months ended September 30, 2025, due to the operating results of SAFE S.p.A., Rimere, and our joint venture with bp. The amount includes $10.1 million of PTC that was reported as part of income (loss) from equity method investments Additionally, the loss from equity method investments for the nine months ended September 30, 2025 included a $1.1 million loss from our Rimere equity method investment which was disposed of in December 2025.

Income tax (expense) benefit. Income tax expense was $0.2 million for the nine months ended September 30, 2026. Income tax benefit of $2.8 million was recognized for the nine months ended September 30, 2025. Income tax expense and/or benefit is primarily related to deferred taxes associated with goodwill in the prior year, and the Company’s expected state tax expense.

Net (income) loss attributable to noncontrolling interests. During the nine months ended September 30, 2026, net income attributable to noncontrolling interests was $3.5 million, compared with net loss attributable to noncontrolling interests of $0.4 million in the comparable 2025 period. The 2026 amount primarily reflects $4.0 million of income allocated, and distributed, to the noncontrolling interest in the consolidated South Fork entity, partially offset by a $0.5 million loss allocated to the noncontrolling interest in NG Advantage.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $56.6 million in the nine months ended September 30, 2026, compared to $72.4 million in the comparable 2025 period. The decrease of $15.8 million in cash provided by operating activities was primarily attributable to changes in working capital resulting from the timing of cash receipts, accruals, billings and payments of cash, offset by cash proceeds from the sale of the ITC.

Investing Activities. Cash used in investing activities was $48.5 million in the nine months ended September 30, 2026, compared to cash provided by investing activities of $30.0 million in the comparable 2025 period. The decrease of $78.6 million was primarily attributable to timing in purchases and maturities of short-term investments causing a $78.4 million reduction in cash when comparing September 30, 2026 to the comparable 2025 period. Further, there was an increase in investments in other entities of $27.7 million in the nine months ended September 30, 2026 compared to the 2025 period, primarily due to $36.0 million of contributions made for the Maas RNG Projects pursuant to capital calls. This was offset by a reduction in cash paid for purchases and deposits on equipment and manure rights for RNG production projects when comparing the nine months ended September 30, 2026 to 2025 as South Fork commenced operations in October 2025.

Financing Activities. Cash used in financing activities was $23.7 million in the nine months ended September 30, 2026, compared to cash used in financing activities of $11.0 million in the comparable 2025 period. The increase in cash used in financing activities was primarily attributable to a prepayment of debt principal of $15.0 million plus associated prepayment fees of $1.4 million, as well as a $4.0 million distribution to non-controlling interest resulting from the ITC sale, offset by a $7.9 million decrease in share repurchases in 2025, of which there were none in 2026.

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

Further, in 2026, our business plan calls for no further capital expenditure in the development of consolidated ADG RNG production projects.  As of September 30, 2026, we have invested $82.1 million in the development of consolidated ADG RNG production facilities.

In 2026 we anticipate contributing equity capital up to $42.0 million, of which we have already contributed $36 million, in cash, into our equity method investment as part of the Maas JDA.  We do not anticipate making equity contributions under our TotalEnergies JV Agreement or into the bpJV in 2026. We continue to evaluate the ADG RNG development market but cannot say with certainty when we may approve additional investments in ADG RNG production facilities through the TotalEnergies JV Agreement and the bpJV. As of September 30, 2026, we have invested $319.9 million into our equity method investment entities that develop ADG RNG production facilities.

We had total indebtedness, consisting of our debt and finance leases, of approximately $237.8 million in principal amount as of September 30, 2026, including $235.0 million outstanding under the Stonepeak Credit Agreement. During September 2026, we repaid $15.0 million of Stonepeak term loan principal in connection with the lender consent for the tax credit transfer transactions. Approximately $0.3 million, $1.4 million, $0.7 million, $235.3 million, $0.1 million and $0.0 million of total indebtedness are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

We also have indebtedness, including the amount representing interest, from our operating leases of approximately $128.4 million as of September 30, 2026, of which approximately $4.4 million, $17.8 million, $17.0 million, $16.3 million, $15.6 million and $57.3 million are expected to become due in 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

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

Sources of Cash

Historically, our principal sources of liquidity have consisted of cash on hand; cash provided by our operations, including, if available, government credits, grants and incentives; cash provided by financing activities; and sales of assets. As of September 30, 2026, excluding the current portion of restricted cash, we had total cash and cash equivalents and short-term investments of $140.2 million, compared to $156.1 million as of December 31, 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we had the following off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources:

●	Outstanding surety bonds for construction contracts and general corporate purposes totaling $102.7 million;
●	Quarterly fixed-price natural gas purchase contracts with take-or-pay commitments; and
●	One long-term natural gas sale contract with a fixed supply commitment.

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

The Company enters into quarterly fixed price natural gas purchase contracts with take-or-pay commitments. As of December 31, 2025, the fixed commitments under these contracts totaled approximately $8.7 million for the year ending December 31, 2026. The Company entered into additional fixed commitment contracts during the three and nine months ended September 30, 2026. The fixed commitments under these additional contracts totaled $2.8 million, through December 2027.

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

Natural gas costs represented $143.0 million of our total cost of sales in 2025 and $107.4 million of our total cost of sales for the nine months ended September 30, 2026.

In addition, we are exposed to market price risk relating to the diesel-to-natural gas price spread associated with the natural gas fuel supply commitments we make in our fueling agreements with fleet operators who participate in the Company’s truck financing program.

Foreign Currency Exchange Rate Risk

For the three and nine months ended September 30, 2026, our primary exposure to foreign currency exchange rates relates to our Canadian operations that had certain outstanding accounts receivable and accounts payable denominated in Canadian dollars, which were not hedged.

We performed a sensitivity analysis to estimate our exposure to market risk with respect to our monetary transactions denominated in a foreign currency. If the exchange rates on these assets and liabilities were to fluctuate by 10% from the rates as of September 30, 2026, we would expect a corresponding fluctuation in the value of the net assets to be approximately $0.4 million.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

In addition, as our customers and partners react to economic conditions, such as tariffs, geopolitical conditions, military conflicts, government shutdowns, market volatility, inflation, rising interest rates and the potential for a recession, they may reduce spending and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending, delays in purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts could limit our ability to grow our business and negatively affect our operating results and financial condition.

We are dependent on the production of vehicles and engines in our key customer and geographic markets by manufacturers, over which we have no control.

Vehicle and engine manufacturers control the development, production, quality assurance, cost and sales and marketing of their products, which shapes the performance, availability and reputation of these products in the marketplace. We are dependent on these manufacturers to succeed in our target markets, and we have no influence or control over their activities. A small number of manufacturers, chiefly Cummins, produce engines that use our vehicle fuels. The number of manufacturers making vehicles that use our fuels is limited as well. These manufacturers may decide not to expand or maintain, or may decide to discontinue or curtail, their engine or vehicle product lines for a variety of reasons, including as a result of the cost of development and production as a result of increased tariffs in the U.S. or retaliatory tariffs against the U.S., or adoption or modification of government policies or programs such as the ACT, the September 2020 Executive Order, the ACF regulation, the January 2025 Executive Order and the OBBBA. The limited production of engines and vehicles that use our fuels increases their cost and limits availability, which restricts large-scale adoption, and may reduce resale value, which may contribute to operator reluctance to convert their fleets to vehicles that use our fuels. In addition, some operators have communicated to us that earlier models of heavy-duty truck engines using our fuels have a reputation for unsatisfactory performance, and that this reputation or their first-hand experiences of such performance may be a factor in operator decisions regarding whether to convert their fleets to vehicles that use our fuels. If manufacturers of vehicles and engines that use our fuels develop unsatisfactory vehicles or engines, then our business, financial condition, and results of operations may be adversely affected.

Our RNG business may not be successful.

Our RNG business consists of procuring RNG from projects we plan to develop and own or from projects owned by third-party producers and reselling this RNG through our fueling infrastructure. The success of our RNG business depends on our ability to secure, on acceptable terms, a sufficient supply of RNG; sell this RNG in adequate volumes and at prices that are attractive to customers and produce acceptable margins for us; and sell U.S. federal, state and local government credits (collectively, “Environmental Credits”) we may generate under applicable federal or state programs from our sale of RNG as a vehicle fuel at favorable prices, as well as our ability to appropriately balance supply we take with demand from customers. Our ability to maintain an adequate supply of RNG is subject to risks affecting RNG production, including unpredictable production levels or other difficulties due to, among others, problems with equipment, severe weather, droughts, financial condition or bankruptcy or insolvency of the applicable ADG and LFG source owner, health crises and pandemics, construction delays, technical difficulties, high operating costs, limited availability, unfavorable composition of collected feedstock gas, and plant shutdowns caused by upgrades, expansion, required maintenance, or other operational issues. The agriculture industry generally, and the dairy industry in particular, are subject to risks and uncertainties that may lead to financial and other challenges impacting RNG production levels and potentially our future investments in RNG projects. For example, bankruptcies at dairy farm partners with whom we have contracted for our projects have occurred, and in the future bankruptcies could have a material adverse impact on our RNG production, contractual rights, and investment for such projects.

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

Our ability to generate revenue from our sale of RNG or our generation and sale of Environmental Credits depends on many factors, including the markets for RNG as a vehicle fuel and for Environmental Credits. The markets for Environmental Credits have been volatile and unpredictable in recent periods, and the prices for these credits are subject to fluctuations (see “Our Principal Products, Services and Other Business Activities—Sales of Environmental Credits” in our 2025 Form 10-K for more information on the fluctuations in 2025). Additionally, the value of Environmental Credits, and consequently the revenue levels we may receive from our sale of these credits, may be adversely affected by changes to the federal and state programs under which these credits are generated and sold, such as any adverse impacts from the OBBBA, prices for and use of oil, diesel or gasoline, the inclusion of additional qualifying fuels in the programs, increased production and use of other fuels in the programs, or other conditions. Our ability to generate revenue from sales of Environmental Credits depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be restricted, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions. Any of these outcomes could force us to purchase credits in the open market to cover any credits we have contracted to sell, retire credits we may have generated but not yet sold, reduce or eliminate a significant revenue stream, or incur substantial additional and unplanned expenses. Any permanent or temporary discontinuation or suspension of federal and state programs that provide credits, grants and incentives, such as the Section 45Z Production Tax Credit, would also adversely impact our results. Moreover, in the absence of programs that allow us to generate and sell Environmental Credits or other federal and state programs that support the RNG vehicle fuel market, or if our customers are not willing to pay a premium for RNG, we may be unable to operate our RNG business profitably or at all.

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

Our business may be adversely impacted by a future pandemic or epidemic, such as the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, we experienced increased costs on equipment and construction services, and longer lead times on equipment and materials orders. Any future pandemic, epidemic, or infectious disease outbreak could also adversely affect our business through delaying the adoption of our RNG and natural gas vehicle fuels by heavy-duty trucks or delaying increased usage of our vehicle fuels; decreasing the volume of truck and fleet operations, including shuttle buses at airports, refuse trucks, and public transportation generally, and disrupting production of vehicles and engines that use our fuels. Any of the foregoing may result in decreased demand for our vehicle fuels, plant closures, decreased manufacturing capacity, and delays in deliveries, which would negatively impact our business, operations, and financial condition.

Our future success will depend on our ability to attract and retain qualified management, technical, and other personnel.

Our future success is dependent on the services and performance of our executive officers and other key management, engineering, information technology, scientific, manufacturing and operating personnel. The loss of the services of any such personnel could materially adversely affect our business. Our ability to achieve our strategic plans will also depend on our ability to attract and retain additional qualified personnel. Recruiting key personnel in our industry is highly competitive and we cannot assure you that we will be able to do so. Our inability to attract and retain additional qualified personnel, or the departure of key employees, could materially and adversely affect our strategic plans and, therefore, our business, results of operations and financial condition. In addition, our inability to attract and retain sufficient personnel to quickly increase production at our facilities when and if needed to meet increased demand may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities. In April 2026, Barclay F. Corbus, assumed the role of President and Chief Executive Officer, succeeding Andrew J. Littlefair. Leadership transitions, including changes in the Chief Executive Officer role, can create operational disruption, loss of institutional knowledge, employee attrition, shifts in strategic priorities and uncertainty among customers, suppliers, financing sources and employees. Such transitions may also require time for new leadership to establish relationships, implement strategic and operational changes, and align management teams and organizational processes. If we fail to manage leadership transitions effectively, our business, results of operations and liquidity could be adversely affected.

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

On December 12, 2023, we and our wholly-owned direct subsidiary Clean Energy entered into a senior secured first lien term loan agreement (as amended, supplemented or otherwise modified, the “Stonepeak Credit Agreement”) with the lenders from time to time party thereto, including certain affiliates of Stonepeak Partners LP (“Stonepeak Partners”), a leading alternative investment firm specializing in infrastructure and real assets, and Alter Domus Products Corp., as the administrative agent for the lenders and collateral agent for the secured parties, pursuant to which the Lenders funded a $300,000,000 senior secured term loan. As of September 30, 2026, we had total consolidated indebtedness of $219.2 million, net of debt discount, and we may incur additional debt in the future. Our outstanding and any future indebtedness could make us more vulnerable to adverse changes in general U.S. and worldwide economic conditions, including rising interest rates, regulatory, and competitive conditions, limit our flexibility to plan for or react to changes in our business or industry, place us at a disadvantage compared to our competitors that have less debt, or limit our ability to borrow or otherwise raise additional capital as needed.

Our payments of amounts owed under our Stonepeak Credit Agreement will reduce our cash resources available for other purposes, including pursuing strategic initiatives, transactions or other opportunities, satisfying our other commitments, and generally supporting our operations. Moreover, our ability to make these payments depends on our future performance, which is subject to economic, financial, competitive and other factors, including those described in these risk factors, and many of which are beyond our control. Our business may not generate sufficient cash from operations to service our debt. If we cannot meet our debt obligations from our operating cash flows, we may pursue one or more alternative measures. Any repayment of our debt with equity, however, would dilute the ownership interests of our existing stockholders. We are permitted under the Stonepeak Credit Agreement to incur additional debt under certain conditions. If new debt were to be incurred in the future, the related risks that we now face could intensify. The Stonepeak Credit Agreement requires us and our subsidiaries, on a consolidated basis, to comply with a maximum total net leverage ratio, a minimum interest coverage ratio, and a minimum liquidity test. In addition, the Stonepeak Credit Agreement contains certain covenants that limit or restrict our and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate, amend our charter documents and certain other agreements, and enter into speculative hedging arrangements. In the event of any default on our debt obligations, the holders of the indebtedness could, among other things, declare all amounts owed immediately due and payable and foreclose on our assets that serve as collateral. Any such declaration could deplete all or a large portion of our available cash flow, and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation.

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

In June 2020, CARB adopted the Advanced Clean Trucks (the “ACT”) regulation, which requires manufacturers to sell a gradually increasing proportion of zero-emission electric trucks, vans and pickup trucks from 2024 onwards. By the year 2045, the ACT seeks to have every new commercial vehicle sold in California be zero-emissions. In April 2025, Congress voted to repeal the federal waiver for the ACT, and the State of California subsequently filed a lawsuit with the intent of preserving the regulation. The timing of resolution of the litigation is uncertain, and absent a legal victory, California will face difficulties in implementing any provisions of the ACT. Further, in September 2020, the Governor of the State of California issued an executive order (the “September 2020 Executive Order”) providing that it shall be the goal of California that (i) 100% of in-state sales of new passenger cars and trucks will be zero-emission by 2035, (ii) 100% of medium- and heavy-duty vehicles in California will be zero-emission by 2045 for all operations, where feasible, and by 2035 for drayage trucks, and (iii) the state will transition to 100% zero-emission off-road vehicles and equipment by 2035 where feasible. The September 2020 Executive Order also directed CARB to develop and propose regulations and strategies aimed at achieving the foregoing goals. In June 2025, the Governor of the State of California issued an executive order following federal appeal of the ACT, reaffirming the State’s commitment to accelerate the deployment of zero-emission technologies, including passenger, medium, and heavy duty vehicles, consistent with the deployment targets and other actions directed in the 2020 Executive Order, to the extent consistent with state law and other requirements (the “June 2025 Executive Order”). In April 2023, CARB adopted the Advanced Clean Fleets (the “ACF”) regulation, which requires all public transit truck fleets, including municipal and other governments, be zero emission by 2042. The ACF regulation also sought to end the sale of combustion trucks in California in 2036. The ACF did not receive a federal EPA waiver and CARB chose to withdraw the ACF’s waiver application in January 2025. In September 2025, CARB repealed the ACF provisions concerning high-priority fleets and drayage vehicles. As it stands now, the ACF can only legally mandate state and local government fleets to purchase zero emission trucks which may be insufficient to sustain the manufacturing numbers required by the ACF over time.

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

Total Marketing Services, S.A.S (“TMS”), a wholly owned subsidiary of TotalEnergies, owned approximately 19% of our outstanding shares of common stock as of September 30, 2026. In addition, TotalEnergies was granted certain special rights that our other stockholders do not have in connection with its acquisition of this ownership position, including the right to designate two individuals to serve as directors of our Company and a third individual to serve as an observer on certain of our board committees. The Amazon Warrant (as defined in Note 14 – Stock-Based Compensation to the accompanying financial statements) was immediately exercisable by Amazon Holdings for 4.999% of our outstanding common stock when issued. Subject to additional vesting through fuel purchase from the Company pursuant to the Fuel Agreement, the Amazon Warrant will be exercisable for up to 19.999% of our outstanding common stock on a fully diluted basis (determined at the time of issuance), subject to certain anti-dilution provisions, and Amazon Holding’s beneficial ownership will initially be contractually limited to the beneficial ownership limitation unless Amazon Holdings gives the Company 61 days’ notice that it is waiving such limitation. The Stonepeak Warrant (as defined in Note 15 – Stockholders’ Equity to the accompanying financial statements) is exercisable at any time for up to 9.999% of our common stock outstanding immediately after giving effect to such exercise, and Stonepeak’s beneficial ownership will initially be contractually limited to such beneficial ownership limitation unless Stonepeak gives the Company 61 days’ notice that it is waiving such limitation. TotalEnergies or other current or future large stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors, mergers and acquisitions, or other extraordinary transactions. Large stockholders may have interests that differ from other stockholders and may vote or otherwise act in ways with which the Company or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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
10.1+

Employment Agreement by and between the Company and Jason J. Armstrong, dated as of October 6, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2026).

31.1*

Certification of Barclay F. Corbus, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jason J. Armstrong, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Barclay F. Corbus, President and Chief Executive Officer, and Jason J. Armstrong, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2026;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2025 and 2026;
(iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended September 30, 2025 and 2026;
(iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2025 and 2026;
(v) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2025 and 2026; and
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

CLEAN ENERGY FUELS CORP.

Date: November 5, 2026	By:	/s/ JASON J. ARMSTRONG
Jason J. Armstrong
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)